Form 10-Q
period 2000-05-28
LEVI STRAUSS & CO
filed 2000-07-07
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 28, 2000

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       Commission file number: 333-36234

                               LEVI STRAUSS & CO.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                           94-0905160
         (State or Other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)          Identification No.)

              1155 BATTERY STREET, SAN FRANCISCO, CALIFORNIA 94111
                    (Address Of Principal Executive Offices)

                                 (415) 501-6000
              (Registrant's Telephone Number, Including Area Code)

                                      None
(Former Name,Former Address,and Former fiscal Year,if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value ------ 37,278,238 shares outstanding on July 7, 2000

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
MAY 28, 2000



                                                                                              PAGE
                                                                                             Number
                                                                                             ------


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of May 28, 2000 and November 28, 1999................  3

           Consolidated Statements of Income for the Three and Six Months Ended
             May 28, 2000 and May 30, 1999.....................................................  4

           Consolidated Statements of Cash Flows for the Six Months Ended May 28, 2000
             and May 30, 1999..................................................................  5

           Notes to Consolidated Financial Statements..........................................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations........................................................................  14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................  19

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds...........................................  20

Item 6.    Exhibit and Reports on Form 8-K.....................................................  20

SIGNATURES.....................................................................................  21


PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                        May 28,       November 28,
                                                                                         2000           1999
                                                                                         ----           ----
                               ASSETS                                                  (Unaudited)
Current Assets:
      Cash and cash equivalents......................................................   $  128,363    $  192,816
      Trade receivables, net of allowance for doubtful accounts of $27,271 in 2000
        and $30,017 in 1999..........................................................      625,912       759,273
      Income taxes receivable........................................................       10,566        70,000
      Inventories:
          Raw materials..............................................................      117,287       137,082
          Work-in-process............................................................       97,868       100,523
          Finished goods.............................................................      372,976       433,882
                                                                                        ----------    ----------
             Total inventories.......................................................      588,131       671,487
      Deferred tax assets............................................................      261,808       300,972
      Other current assets...........................................................      153,594       172,195
                                                                                        ----------    ----------
                  Total current assets...............................................    1,768,374     2,166,743

Property, plant and equipment, net of accumulated depreciation of $500,493 in
  2000 and $548,437 in 1999..........................................................      579,324       685,026
Goodwill and other intangibles, net of accumulated amortization of $159,588 in
  2000 and $158,052 in 1999..........................................................      269,805       275,318
Non-current deferred tax assets......................................................      465,924       478,235
Other assets ........................................................................       73,279        60,195
                                                                                        ----------    ----------
                  Total Assets.......................................................   $3,156,706    $3,665,517
                                                                                        ==========    ==========



                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................   $  232,165    $  233,992
      Accounts payable...............................................................      201,891       262,389
      Restructuring reserves.........................................................      107,546       258,784
      Accrued liabilities............................................................      391,762       415,273
      Accrued salaries, wages and employee benefits..................................      183,467       194,130
      Accrued taxes..................................................................          ---         2,548
                                                                                        ----------    ----------
                  Total current liabilities..........................................    1,116,831     1,367,116
Long-term debt, less current maturities..............................................    2,070,556     2,430,617
Long-term employee related benefits..................................................      330,334       325,518
Postretirement medical benefits......................................................      549,380       541,815
Long-term tax liability..............................................................      241,542       241,542
Other long-term liabilities..........................................................       18,940        20,696
Minority interest ...................................................................       23,153        26,775
                                                                                        ----------    ----------
                  Total liabilities..................................................    4,350,736     4,954,079
                                                                                        ----------    ----------
Stockholders' Deficit:
      Common stock--$.01 par value; authorized 270,000,000 shares; issued and
         outstanding: 37,278,238 shares..............................................          373           373
      Additional paid-in capital.....................................................       88,812        88,812
      Accumulated deficit............................................................   (1,285,073)   (1,395,256)
      Accumulated other comprehensive income.........................................        1,858        17,509
                                                                                        ----------    ----------
                  Total stockholders' deficit........................................   (1,194,030)   (1,288,562)
                                                                                        ----------    ----------
                  Total Liabilities and Stockholders' Deficit........................   $3,156,706    $3,665,517
                                                                                        ==========    ==========
      The  accompanying  notes are an  integral  part of these financial statements.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                      Three Months Ended           Six Months Ended
                                                                      ------------------           ----------------
                                                                        May 28,      May 30,     May 28,       May 30,
                                                                         2000         1999        2000          1999
                                                                         ----         ----        ----          ----

Net sales........................................................   $1,149,044    $1,227,910    $2,231,481    $2,506,232
Cost of goods sold...............................................      661,469       737,303     1,293,911     1,551,976
                                                                    ----------    ----------    ----------    ----------
   Gross profit..................................................      487,575       490,607       937,570       954,256
Marketing, general and administrative expenses...................      367,417       407,677       689,528       826,762
Excess capacity/restructuring charges............................          ---        11,780           ---       405,885
                                                                    ----------    ----------    ----------    ----------
   Operating income (loss).......................................      120,158        71,150       248,042      (278,391)
Interest expense.................................................       60,989        43,819       117,771        86,976
Other income, net................................................      (10,100)      (20,931)      (39,241)      (37,058)
                                                                    ----------    ----------    ----------    ----------
   Income (loss) before taxes....................................       69,269        48,262       169,512      (328,309)
Income tax expense (benefit).....................................       24,245        17,857        59,329      (121,474)
                                                                    ----------    ----------    ----------    ----------
   Net income (loss).............................................   $   45,024    $   30,405    $  110,183    $ (206,835)
                                                                    ==========    ==========    ==========    ==========

Earnings (loss) per share--basic and diluted.....................   $     1.21    $     0.82    $     2.96    $    (5.55)
                                                                    ==========    ==========    ==========    ==========

Weighted-average common shares outstanding.......................   37,278,238    37,278,238    37,278,238    37,278,238
                                                                    ==========    ==========    ==========    ==========

                The accompanying notes are an integral part of these financial statements.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                    May 28,         May 30,
                                                                                     2000            1999
                                                                                     ----            ----

Cash Flows from Operating Activities:
Net income (loss)...............................................................   $110,183      $(206,835)
Adjustments to reconcile net cash provided by operating activities:
        Depreciation and amortization...........................................     44,225         72,554
        Unrealized foreign exchange gains.......................................    (11,969)       (21,404)
        Decrease in trade receivables...........................................    102,978        184,063
        Decrease in income taxes receivables....................................     59,434            ---
        Decrease (increase) in inventories......................................     50,936        (38,824)
        Decrease in other current assets........................................      7,488         14,461
        Decrease (increase) in net deferred tax assets..........................     45,404       (174,221)
        Decrease in accounts payable and accrued liabilities....................    (38,104)      (132,400)
        (Decrease) increase in restructuring reserves...........................   (151,238)       155,906
        Decrease in accrued salaries, wages and employee benefits...............     (5,661)        (6,732)
        (Decrease) increase in accrued taxes....................................     (1,505)         6,243
        (Decrease) increase in long-term employee benefits......................     (1,539)        55,510
        Other, net..............................................................    (57,449)        33,481
                                                                                   --------      ---------
                Net cash provided by (used for) operating activities............    153,183        (58,198)
                                                                                   --------      ---------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment..............................    (12,403)       (32,091)
        Proceeds from sale of property, plant and equipment.....................    101,651         11,406
        Gains on net investment hedges..........................................     47,840         28,865
        Other, net..............................................................         56            836
                                                                                   --------      ---------
                Net cash provided by investing activities.......................    137,144          9,016
                                                                                   --------      ---------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt................................    300,983        864,565
        Repayments of long-term debt............................................   (655,783)      (810,460)
        Net decrease in short-term borrowings...................................      2,227         15,363
        Other, net..............................................................        ---              3
                                                                                   --------      ---------
                Net cash (used for) provided by financing activities............   (352,573)        69,471
                                                                                   --------      ---------
Effect of exchange rate changes on cash.........................................     (2,207)        (4,063)
                                                                                   --------      ---------
Net(decrease)increase in cash and cash equivalents..............................    (64,453)        16,226
Beginning cash and cash equivalents.............................................    192,816         84,565
                                                                                   --------      ---------
Ending cash and cash equivalents................................................   $128,363      $ 100,791
                                                                                   ========      =========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
        Interest................................................................   $102,669      $  88,155
        Income taxes............................................................     17,222         46,845
        Restructuring initiatives...............................................    151,238        249,979

      The  accompanying  notes are an  integral  part of these financial statements.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

     The unaudited consolidated financial statements of Levi Strauss & Co. and subsidiaries ("LS&CO." or "Company") are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and operating results for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 28, 1999 included in the registration statement on Form S-4 under the Securities Act of 1933 filed by LS&CO. with the Securities and Exchange Commission (the "SEC") on May 4, 2000 as amended by Amendment No. 1 filed by LS&CO. with the SEC on May 17, 2000.

     The consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All inter-company transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 28, 2000 may not be indicative of the results to be expected for the year ending November 26, 2000.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and its subsequent amendments the first day of fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company has not yet quantified all effects of adopting SFAS 133 on its financial statements. However, the adoption of SFAS 133 could increase volatility in earnings and other comprehensive income or result in certain changes in the Company's business practices. The Company currently has an implementation team in place that is determining the method of implementation and evaluating the effects of adopting SFAS 133 and its subsequent amendments.

NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive  income
(loss); net of related income taxes:

                                                                        Three Months Ended          Six Months Ended
                                                                        ------------------          ----------------
                                                                         May 28,       May 30,       May 28,       May 30,
                                                                          2000          1999          2000          1999
                                                                          ----          ----          ----          ----
                                                                                         (Dollars in Thousands)
   Net income (loss).............................................     $ 45,024       $30,405      $110,183    $(206,835)
   Other comprehensive income (loss):
   Foreign currency translation adjustments......................      (19,482)        1,795       (15,651)       33,301
                                                                      --------       -------      --------    ----------
   Total comprehensive income (loss).............................     $ 25,542       $32,200      $ 94,532    $ (173,534)
                                                                      ========       =======      ========    ==========



                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 3: EXCESS CAPACITY/RESTRUCTURING RESERVES

NORTH AMERICA PLANT CLOSURES

     In view of declining sales, the need to bring manufacturing capacity in line with sales projections and the need to reduce costs, the Company decided to close some of its owned and operated production facilities in North America starting in 1997. The Company announced in 1997 the closure of ten manufacturing facilities and a finishing center in the U.S. which were closed during 1998 and displaced approximately 6,400 employees. The table below displays the activity and liability balances of this reserve.

     In 1998, the Company announced the closure of two more finishing centers in the U.S. that were closed during 1999 and displaced approximately 990 employees. The table below displays the activity and liability balances of this reserve.

     The Company announced in February 1999 plans to close 11 manufacturing facilities in North America that resulted in an initial charge of $394.1 million. The 11 manufacturing facilities were closed during 1999 and approximately 5,900 employees were displaced. The table below displays the activity and liability balances of this reserve.

1997 NORTH AMERICA PLANT CLOSURES

                                                                           Balance                 Balance
                                                                          11/28/99   Reductions    5/28/00
                                                                          --------   ----------    -------
                                                                               (Dollars in Thousands)
Severance and employee benefits........................................   $  8,790    $ (4,741)    $ 4,049
Asset write-offs.......................................................     10,655      (1,838)      8,817
Other restructuring costs..............................................      1,913        (333)      1,580
                                                                          --------    --------     -------
   Total...............................................................   $ 21,358    $ (6,912)    $14,446
                                                                          ========    ========     =======

1998 NORTH AMERICA PLANT CLOSURES

                                                                           Balance                 Balance
                                                                          11/28/99   Reductions    5/28/00
                                                                          --------   ----------    -------
                                                                               (Dollars in Thousands)
Severance and employee benefits........................................   $  2,683    $ (2,159)    $   524
Asset write-offs.......................................................      9,713      (3,571)      6,142
Other restructuring costs..............................................      1,193        (480)        713
                                                                          --------    --------     -------
   Total...............................................................   $ 13,589    $ (6,210)    $ 7,379
                                                                          ========    ========     =======
1999 NORTH AMERICA PLANT CLOSURES

                                                                           Balance                 Balance
                                                                          11/28/99   Reductions    5/28/00
                                                                          --------   ----------    -------
                                                                               (Dollars in Thousands)
Severance and employee benefits........................................   $109,755    $(73,733)    $36,022
Asset write-offs.......................................................     37,563     (10,275)     27,288
Other restructuring costs..............................................     28,526      (1,175)     27,351
                                                                          --------    --------     -------
   Total...............................................................   $175,844    $(85,183)    $90,661
                                                                          ========    ========     =======

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


CORPORATE REORGANIZATION INITIATIVES

     Starting in 1998, the Company instituted various overhead reorganization initiatives to reduce overhead costs and consolidate operations. The reorganization initiative instituted in 1998 displaced approximately 770 employees. The table below displays the activity and liability balances of this reserve.

     In conjunction with the above plan to institute overhead reorganization initiatives, the Company recorded charges of $11.8 million and $37.1 million during the second and fourth quarters of 1999, respectively, that were estimated to displace approximately 930 employees. As of May 28, 2000, approximately 625 employees were displaced. The table below displays the activity and liability balances of this reserve.

1998 CORPORATE REORGANIZATION INITIATIVES

                                                                       Balance               Balance
                                                                      11/28/99  Reductions   5/28/00
                                                                      --------  ----------   -------
                                                                         (Dollars in Thousands)
Severance and employee benefits.....................................   $ 3,204    $(2,308)    $  896
Asset write-offs....................................................     3,044     (1,608)     1,436
Other restructuring costs...........................................     6,412       (179)     6,233
                                                                       -------    -------     ------
   Total............................................................   $12,660    $(4,095)    $8,565
                                                                       =======    =======     ======
1999 CORPORATE REORGANIZATION INITIATIVES

                                                                       Balance               Balance
                                                                      11/28/99  Reductions   5/28/00
                                                                      --------  ----------   -------
                                                                         (Dollars in Thousands)
Severance and employee benefits.....................................   $43,550   $(29,489)   $14,061
Other restructuring costs...........................................     1,680       (412)     1,268
                                                                       -------   --------    -------
   Total............................................................   $45,230   $(29,901)   $15,329
                                                                       =======   ========    =======

EUROPE REORGANIZATION AND PLANT CLOSURES

     In 1998, the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999 and as of May 28, 2000, approximately 1,630 employees were displaced. The table below displays the activity and liability balances of this reserve.

     In conjunction with the above plans in Europe, the Company announced in September 1999 plans to close a production facility, and reduce capacity at a finishing facility in the United Kingdom with an estimated displacement of 960 employees. The production facility closed in December 1999 and as of May 28, 2000, approximately 845 employees were displaced. The table below displays the activity and liability balances of this reserve.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

1998 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                                     Balance               Balance
                                                                    11/28/99  Reductions   5/28/00
                                                                    --------  ----------   -------
                                                                       (Dollars in Thousands)
Severance and employee benefits...................................   $10,653    $(5,890)    $4,763
Asset write-offs..................................................     3,396     (2,180)     1,216
                                                                     -------    --------    ------
   Total..........................................................   $14,049    $(8,070)    $5,979
                                                                     =======    =======     ======
1999 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                                     Balance               Balance
                                                                    11/28/99  Reductions   5/28/00
                                                                    --------  ----------   -------
                                                                       (Dollars in Thousands)
Severance and employee benefits...................................   $38,413   $(29,187)   $ 9,226
Asset write-offs..................................................     4,474     (2,008)     2,466
Other restructuring costs.........................................     2,012     (1,152)       860
                                                                     -------   --------    -------
   Total..........................................................   $44,899   $(32,347)   $12,552
                                                                     =======   ========    =======

     Reductions consist of payments for severance and employee benefits and the other restructuring costs, as well as actual losses on disposals of assets. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet. The balance of asset write-offs is categorized as a non-cash reduction to property, plant and equipment on the balance sheet.

NOTE 4: FINANCING

NOTES EXCHANGE OFFER

     In May 2000, the Company filed a registration statement on Form S-4 under the Securities Act of 1933, as amended (the "Securities Act") with the SEC relating to an exchange offer of its 6.80% notes due 2003 and 7.00% notes due 2006. The exchange offer gave holders of these notes the opportunity to exchange these old notes, which were issued on November 6, 1996 under Rule 144A of the Securities Act, for new notes that are registered under the Securities Act of 1933. The new notes are identical in all material respects to the old notes except that the new notes are registered.

     The exchange offer ended on June 20, 2000. As a result of the exchange offer, all but $20 thousand of the $350.0 million aggregate principal amount of 6.80% old notes due 2003 were exchanged for the 6.80% exchange notes due 2003; and all $450.0 million aggregate principal amount of the 7.00% old notes due 2006 were exchanged for the 7.00% exchange notes due 2006.

     The Company was not obligated by any agreement including its credit facility agreements to engage in the exchange offer. The Company initiated the exchange offer to give holders of these notes the opportunity to exchange the old notes for registered notes.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

2000 CREDIT FACILITY AGREEMENTS

     On January 31, 2000 the Company amended three of its credit facility agreements and entered into one new agreement to reflect its current financial position and extend maturity dates. The new financing package consists of four separate agreements: (1) a new $450.0 million bridge loan to fund working capital and support letters of credit, foreign exchange contracts and derivatives, (2) an amended $300.0 million revolving credit facility, extending the existing bridge facility, (3) an amended $545.0 million 364-day credit facility, and (4) an amended $584.0 million 5-year credit facility. Simultaneously with entering into these agreements, the Company terminated a domestic receivables-backed securitization financing.

     All four facilities are secured by domestic receivables, domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. The maturity date for all credit facilities is January 31, 2002. Borrowings under the bank credit facilities bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread. For the bridge facility, the spread is 3.00% over LIBOR or 1.75% over the base rate. For each of the three amended facilities, the spread is 3.25% over LIBOR or 2.00% over the base rate.

     In addition, if by February 1, 2001 the Company has not completed one or more private or public capital-raising transactions yielding net proceeds of at least $300.0 million, which are required to be used to reduce commitments under the bank credit facilities, LS&CO. will be required to pay its lenders an additional borrowing spread of 1.00% on outstanding borrowings under the bank credit facilities, plus a one-time additional fee of 2.00% of total commitments as of January 31, 2001. The Company's borrowing spread will be increased by 0.25% quarterly until those capital-raising transactions are completed.

     The credit agreements contain customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The credit agreements also contain financial covenants that the Company must satisfy on an ongoing basis, including a maximum leverage ratio, a minimum coverage ratio and a minimum earnings base calculation. The Company was in compliance with financial covenants required by the credit facility agreements as of May 28, 2000.

CUSTOMER SERVICE CENTER EQUIPMENT FINANCING

     In December 1999 the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at Customer Service Centers located in Nevada, Mississippi and Kentucky. The amount financed in December 1999 is $89.5 million, comprised of a $59.5 million tranche ("Tranche 1") and a $30.0 million tranche ("Tranche 2"). Borrowings under Tranche 1 have a fixed interest rate equal to the yield of a four-year Treasury note plus an incremental borrowing spread. Borrowings under Tranche 2 have a floating quarterly interest rate equal to the 90 day LIBOR plus an incremental borrowing spread based on the Company's leverage ratio at that time. Proceeds from the borrowings were used to reduce the commitment amounts of the then-existing credit facilities.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

RECEIVABLES SECURITIZATION AGREEMENTS

     In February 2000, several of the Company's European subsidiaries entered into receivable securitization financing agreements with several lenders. Once operational matters are resolved, those subsidiaries may borrow up to $125.0 million under these agreements. Currently, the subsidiaries have not made any borrowings under the facilities, which must be used to reduce the commitment levels under the Company's bank credit facilities. Borrowings would be collateralized by a security interest in the receivables of these subsidiaries. The Company and its Japanese subsidiary are currently negotiating a similar receivables-backed securitization financing agreement that the Company expects to complete by the end of September 2000.

INTEREST RATE SWAPS & OPTIONS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

     At May 28, 2000, the Company had interest rate swap transactions outstanding with a total notional principal amount of $425.0 million, to convert floating rate liabilities to fixed rates, and $375.0 million to convert fixed rate liabilities to floating rates. These swap transactions effectively change the Company's interest rates on part of its debt to fixed rates that range from 6.25% to 7.00% and floating rates that range from 5.95% to 6.64%, depending on their maturities, the latest of which is in 2006. The Company has also entered into interest rate option structures (caps & floors) to reduce or neutralize the exposure to changes in variable interest rates. The structures represent an outstanding amount of $225.0 million and cover a series of variable cash flows through August 2001.

     The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest swap transactions. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

NOTE 5: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At May 28, 2000, the Company had U.S. dollar forward currency contracts to sell the aggregate equivalent of $703.0 million and other contracts to buy the aggregate equivalent of $475.4 million of various foreign currencies. The Company also had Euro forward currency contracts to buy the aggregate equivalent of $10.2 million and other contracts to sell the aggregate equivalent of $22.4 million of various foreign currencies. Additionally, the Company had option contracts to sell the aggregate equivalent of $753.3 million and to buy the aggregate equivalent of $243.8 million of various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2001.

     The Company's market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of certain financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at May 28, 2000 and November 28, 1999 are as follows:

                                                                  May 28, 2000                  November 28, 1999
                                                                  ------------                  -----------------
                                                            Carrying       Estimated      Carrying      Estimated
                                                              Value       Fair Value        Value       Fair Value
                                                              -----       ----------        -----       ----------
                                                                         (Dollars in Thousands)
DEBT INSTRUMENTS:
   Credit facilities..................................    $(1,197,223)   $(1,197,223)   $(1,424,449)  $(1,424,449)
   Yen-denominated eurobond placement.................       (184,085)      (157,266)      (189,274)     (148,113)
   Notes offering.....................................       (799,123)      (583,500)      (798,640)     (626,307)
   Receivables-backed securitization..................            --             --        (215,836)     (215,836)
   Industrial development revenue refunding
      bond............................................        (10,042)       (10,042)       (10,030)      (10,030)
   Customer service center equipment financing........        (89,839)       (89,839)           --            --

CURRENCY AND INTEREST RATE HEDGES:
   Foreign exchange forward contracts.................    $    11,678    $    10,909    $    16,972   $    16,932
   Foreign exchange option contracts..................          8,499          8,650          7,806         2,288
   Interest rate swap contracts.......................           (723)       (13,686)        (2,224)       (4,839)
   Interest rate option contracts.....................           (250)           707            --            --

     Quoted market prices or dealer quotes are used to determine the estimated fair value of foreign exchange contracts, option contracts and interest rate swap contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost, and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables, current assets, current and non-current maturities of long-term debt, short-term borrowings and taxes approximate fair value.

     The fair value estimates presented herein are based on information available to the Company as of May 28, 2000 and November 28, 1999. Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to May 28, 2000 and November 28, 1999 may differ substantially from these amounts. Additionally, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 7: BUSINESS SEGMENT INFORMATION

                                                                                 Asia      All
                                                          Americas    Europe    Pacific    Other   Consolidated
                                                          --------    ------    -------    -----   ------------
                                                                        (Dollars in Thousands)
THREE MONTHS ENDED MAY 28, 2000:
   Net sales.......................................       $762,113   $278,657  $108,274   $    --  $1,149,044
   Earnings contribution...........................         95,120     60,764    13,142        --     169,026
   Interest expense................................             --         --        --    60,989      60,989
   Corporate and other (income) expense, net.......             --         --        --    38,768      38,768
   Income before income taxes......................             --         --        --        --      69,269

THREE MONTHS ENDED MAY 30, 1999:
   Net sales.......................................       $801,785   $337,280   $88,845   $    --  $1,227,910
   Earnings contribution...........................         70,471     63,278    11,417        --     145,166
   Excess capacity/restructuring charge............             --         --        --    11,780      11,780
   Interest expense................................             --         --        --    43,819      43,819
   Corporate and other (income) expense, net.......             --         --        --    41,305      41,305
   Income before income taxes......................             --         --        --        --      48,262



                                                                                 Asia      All
                                                         Americas     Europe    Pacific    Other   Consolidated
                                                         --------     ------    -------    -----   ------------
                                                                        (Dollars in Thousands)
SIX MONTHS ENDED MAY 28, 2000:
   Net sales.......................................     $1,452,642   $581,660  $197,179   $    --  $2,231,481
   Earnings contribution...........................        172,099    141,773    26,553        --     340,425
   Interest expense................................             --         --        --   117,771     117,771
   Corporate and other (income) expense, net.......             --         --        --    53,142      53,142
   Income before income taxes......................             --         --        --        --     169,512

SIX MONTHS ENDED MAY 30, 1999:
   Net sales.......................................     $1,621,608   $714,255  $170,369   $    --  $2,506,232
   Earnings contribution...........................        136,412    159,363    21,373        --     317,148
   Excess capacity/restructuring charge............             --         --        --   405,885     405,885
   Interest expense................................             --         --        --    86,976      86,976
   Corporate and other (income) expense, net.......             --         --        --   152,596     152,596
   Loss before income taxes........................             --         --        --        --    (328,309)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).


                                                             Three Months Ended             Six Months Ended
                                                             ------------------             ----------------
                                                         May 28, 2000   May 30, 1999  May 28, 2000   May 30, 1999
                                                         ------------   ------------  ------------   ------------

MARGIN DATA:
Net sales................................................    100.0%       100.0%          100.0%        100.0%
Cost of goods sold.......................................     57.6         60.0            58.0          61.9
                                                             -----        -----           -----         -----
Gross profit.............................................     42.4         40.0            42.0          38.1
Marketing, general and administrative expenses...........     32.0         33.2            30.9          33.0
Excess capacity/restructuring charges....................      --           1.0             --           16.2
                                                             -----        -----           -----         -----
Operating income (loss)..................................     10.5          5.8            11.1         (11.1)
Interest expense.........................................      5.3          3.6             5.3           3.5
Other income, net........................................     (0.8)        (1.7)           (1.8)         (1.5)
                                                             -----        -----           -----         -----
Income (loss) before taxes...............................      6.0          3.9             7.6         (13.1)
Income tax expense (benefit).............................      2.1          1.4             2.7          (4.8)
                                                             -----        -----           -----         -----
Net income (loss)........................................      3.9%         2.5%            4.9%         (8.3)%
                                                             =====        =====           =====         =====


NET SALES SEGMENT DATA:
Geographic
         Americas........................................     66.3%        65.3%           65.1%         64.7%
         Europe..........................................     24.3         27.5            26.1          28.5
         Asia Pacific....................................      9.4          7.2             8.8           6.8

     Summary. Net sales decreased 6.4% for the three months ended May 28, 2000 and 11.0% for the six months ended May 28, 2000 as compared to the same periods in 1999, due to lower average selling prices and year-to-date volume declines. Although net sales levels decreased from the prior year periods, the rate of decrease shows signs of slowing as indicated by the lower decrease for the three month period ended May 28, 2000, compared to the six month period ended May 28, 2000. Additionally, volume for the three months ended May 28, 2000 was flat compared to the prior year period. We believe that product innovation, marketing initiatives and improved production and shipping execution against product demand contributed to the slowing decline in sales. In addition, denim fashion trends around the world appear to be returning to a more traditional basic jeans style, which contributed to the slowing decline of net sales.

     Improvements in product mix and sourcing arrangements offset some of the sales decline effects as gross margin for the three months ended May 28, 2000 rose to 42.4% and gross margin for the six months ended May 28, 2000 rose to 42.0%.

     Operating income for the three months ended May 28, 2000 of $120.2 million and for the six months ended May 28, 2000 of $248.0 million improved over the prior year periods due to improved gross margins, better management of marketing, general and administration costs and the impact of the restructuring initiatives on prior year reported results. Excluding the effects of the restructuring initiatives on prior year results, operating income for three months ended May 28,2000 would have increased approximately 45%, compared to the same period in 1999 and operating income for the six months ended May 28, 2000 would have increased approximately 95% compared to the first half of 1999.

     Net Sales. Net sales for the three months ended May 28, 2000 decreased 6.4% to $1.1 billion, as compared to $1.2 billion in the same period in 1999. Net sales for the six months ended May 28, 2000 decreased 11.0% to $2.2 billion as compared to $2.5 billion in the same period in 1999. If currency exchange rates where unchanged from the prior year periods, net sales for the three months ended May 28, 2000 would have declined approximately 5% compared to the prior year period and net sales for the six months ended May 28, 2000 would have declined approximately 9% from the prior year period.

     In addition to overall flat volume for the three months ended May 28, 2000, and volume decreases for the six months ended May 28, 2000, compared to the prior year periods, average unit selling prices decreased due to the translation effects of the stronger U.S. dollar and a higher proportion of closeout sales. The majority of the closeout sales were in line with our efforts to clear inventories of slow-moving or obsolete fashion products. Despite flat overall total company volume, our Europe division experienced quarterly volume sales declines. The year-to-date volume declines were in our Americas and Europe divisions, while the Asia Pacific region reported increased volume in comparison to the prior year period.

     In the Americas, net sales for the three months ended May 28, 2000 of $762.1 million decreased 4.9% from the prior year period, primarily due to lower average unit selling prices. Lower average unit selling prices resulted from a higher proportion of closeout sales. Net sales for the six months ended May 28, 2000 of $1.5 billion decreased 10.4% from the previous year period due primarily to a drop in volume in the first quarter of 2000 and a higher proportion of closeouts. Consumers in the Americas continue to demonstrate interest in other types of bottoms, including khaki casual pants. However, the denim market is showing indications of stabilization and consumer demand appears to be shifting more towards basic denim products. In addition, we are beginning to benefit from improved relationships with retail customers.

     In Europe, net sales for the three months ended May 28, 2000 decreased 17.4% to $278.7 million, as compared to $337.3 million in the same period in 1999. Net sales for the six months ended May 28, 2000 decreased 18.6% to $581.7 million, as compared to $714.3 million in the prior year period. The net sales decreases were primarily due to a decline in volume, a higher percentage of closeouts and the reporting impacts of the stronger U.S. dollar exchange rate. If exchange rates were unchanged from the prior year periods, the reported net sales decreases would have been approximately 11% for the current quarter and 10% year-to-date.

     In our Asia Pacific region, net sales for the three months ended May 28, 2000 increased 21.9% to $108.3 million, as compared to $88.8 million in the same period of 1999. Net sales for the six months ended May 28, 2000 increased 15.7% to $197.2 million, as compared to $170.4 million in the prior year period. The increase is primarily driven by consistent volume increases across most markets, particularly Japan, and the effects of translation to U.S. dollar reported results. If exchange rates were unchanged from the prior year periods, the reported net sales increases would have been approximately 16% for the current quarter and 10% year-to-date. Japan experienced good core product sales at retail and consumer interest in new product innovations.

     Gross Profit. Gross profit for the three months ended May 28, 2000 totaled $487.6 million compared with $490.6 in the prior year period. Gross profit as a percentage of net sales, or gross margin for the three months ended May 28, 2000 increased to 42.4%, as compared to 40.0% in the same period of 1999. Gross profit for the six months ended May 28, 2000 totaled $937.6 million compared to $954.3 million in the first half of last year. Gross margin for the six months ended May 28, 2000 increased to 42.0%, as compared to 38.1% for the prior year period. In addition to an improved product mix, gross margin also benefited from the use of less expensive production sourcing options and less plant downtime as a result of the restructuring initiatives.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended May 28, 2000 decreased 9.9% to $367.4 million, as compared to $407.7 million in the same period last year. Marketing, general and administrative expenses as a percentage of sales for the three months ended May 28, 2000 decreased 1.2 percentage points to 32.0% as compared to 33.2% in the same period in 1999. Marketing, general and administrative expenses for the six months ended May 28, 2000 decreased 16.6% to $689.5 million, as compared to $826.8 million in the same period last year. Marketing, general and administrative expenses as a percentage of sales for the six months ended May 28, 2000 decreased 2.1 percentage points to 30.9% as compared to 33.0% in the same period in 1999.

     These decreases are primarily due to our cost containment efforts, lower salaries and related expenses resulting from headcount reductions, lower sales volume-related expenses, lower advertising expenses and lower information technology expenses associated with minimal year 2000 compliance costs in 2000. These decreases were partially offset by increased costs for employee incentive plans. Based on performance against internal plans used for determining incentive compensation, we anticipate that costs for employee incentive plans will continue to increase in the second half of 2000.

     Advertising expense for the three months ended May 28, 2000 decreased 10.9% to $107.2 million as compared to $120.3 million in the same period last year. Advertising expense as a percentage of sales for the three months ended May 28, 2000 decreased 0.5 percentage points to 9.3% as compared to 9.8% in the same period in 1999. Advertising expense for the six months ended May 28, 2000 decreased 19.0% to $189.0 million as compared to $233.5 million in the same period in 1999. Advertising expense as a percentage of sales for the six months ended May 28, 2000 decreased 0.8 percentage points to 8.5% as compared to 9.3% in the same period in 1999. The decreases in advertising expense as a percentage of sales for the three and six month periods of 2000 compared to the prior year periods were primarily due to timing and therefore we anticipate advertising expense to be higher in the second half than the first half of 2000.

     Marketing, general and administrative expenses as a percentage of sales are expected to be higher in the second half than the first half of 2000 due to anticipated increased costs for employee incentive plans and advertising expense.

     Excess capacity/restructuring charges. For the three months ended May 28, 2000, we recorded no excess capacity/restructuring charges, as compared to charges of $11.8 million in the same period in 1999. For the six months ended May 28, 2000, we recorded no charges, as compared to charges of $405.9 million in the same period in 1999. These charges were associated with our corporate overhead restructuring charges during the three months ended May 30, 1999 and plant closures in North America during the three months ended February 28, 1999.

     Interest expense. Interest expense for the three months ended May 28, 2000 increased 39.2% to $61.0 million as compared to $43.8 million in the same period last year. Interest expense for the six months ended May 28, 2000 increased 35.4% to $117.8 million as compared to $87.0 million in the same period in 1999. These increases were due to a higher average cost of borrowing resulting from higher interest rates associated with the new credit facility and equipment financing agreements and higher market interest rates.

     Other income, net. Other income, net for the three months ended May 28, 2000 decreased 51.7% to $10.1 million as compared to $20.9 million in the same period last year. Other income, net for the six months ended May 28, 2000 increased 5.9% to $39.2 million as compared to $37.1 million in the same period in 1999. The decrease for the second quarter period was primarily due to lower net gains on foreign currency contracts. The increase for the six-month period was primarily attributable to a $26.1 million gain in the first quarter of 2000 for the sale of two office buildings in San Francisco located next to our corporate headquarters, partially offset by lower net gains on foreign currency contracts. Net currency gains are primarily due to the fluctuations of various currencies in relation to our foreign currency hedging positions.

     Income tax expense (benefit). Income tax expense for the three months ended May 28, 2000 increased 35.8% to $24.2 million as compared to $17.9 million in the same period last year. Income tax expense for the six months ended May 28, 2000 was $59.3 million as compared to an income tax benefit of $121.5 million in the same period in 1999. Our effective tax rate for the second quarter and six-month period in 2000 was 35% compared to 37% for the same periods in 1999. The lower tax rate in 2000 was due to a reassessment of potential tax settlements. The effective tax rate for 1999 differs from the statutory federal income tax rate of 35% primarily due to state income taxes and foreign losses with no recorded tax benefit. The income tax benefit for the six-month period in 1999 was generated primarily from the pre-tax loss that resulted from the restructuring charges of $405.9 million during the period.

RESTRUCTURING AND EXCESS CAPACITY REDUCTION

     Since 1997, we have closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives in order to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. (See Note 3 to the Consolidated Financial Statements.)

     Following is a table that summaries the plant closures and restructuring charges for the years 1997 - 1999, the resulting cash and non-cash reductions and their balances as of May 28, 2000.

                                                                                                      Balance as of
                                                                      Initial       Cash     Non-cash     May 28,
                                                                    Provision    Reductions Reductions     2000
                                                                    ---------   ----------- ----------     ----
                                                                                (Dollars in Thousands)


1997 North America Plant Closures..................................   $  386,792   $333,487    $38,859     $ 14,446
1998 North America Plant Closures..................................       82,073     55,367     19,327        7,379
1999 North America Plant Closures..................................      394,105    275,904     27,540       90,661
1998 Corporate Restructuring Initiatives...........................       61,062     49,906      2,591        8,565
1999 Corporate Restructuring Initiatives...........................       48,889     33,560         --       15,329
1998 Europe Restructuring and Plant Closures.......................      107,523     92,734      8,810        5,979
1999 Europe Restructuring and Plant Closures.......................       54,689     40,103      2,034       12,552
                                                                      ----------   --------    -------     --------
   Total as of May 28, 2000........................................   $1,135,133   $881,061    $99,161     $154,911
                                                                      ==========   ========    =======     ========

     The balance of the above reserves as of May 28, 2000 was $154.9 million, of which $47.4 million was a non-cash item and categorized as a reduction to property, plant and equipment on the balance sheet, while the remaining balance of $107.5 million was included in restructuring reserves on the balance sheet and will be paid in cash. Approximately $50.0 million of this balance is expected to be paid by the end of fiscal year 2000, with the remaining balance expected to be paid in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund working capital and capital expenditures. We have historically relied on internally generated funds and bank borrowings to finance our operations. As of May 28, 2000, total cash and cash equivalents were $128.4 million, a $27.6 million increase over the $100.8 million cash balance reported as of May 30, 1999 and a decrease of $64.5 million from the $192.8 million reported as of November 28, 1999.

     Our capital spending in the first six months of 2000 was $12.4 million, as compared to $32.1 million in the first six months of 1999. As a result of our shift in sourcing base toward outsourcing, plant closures in 1998 and 1999 and the consolidation of office space, we expect to have reduced capital spending than in the past. Our capital expenditure plan for fiscal year 2000 contemplates $50.0 million in expenditures, primarily for maintenance and purchase of equip-ment at our remaining manufacturing facilities and distribution centers and for computer systems.

     Cash provided by/used for operations. Cash provided by operating activities for the six months ended May 28, 2000 was $153.2 million, as compared to a use of cash of $58.2 million in the same period in 1999. Inventory decreased during the six-month period in 2000 due to our inventory initiatives, which included tighter inventory control, lead-time reduction and a program to dispose of second quality and closeout inventory. Income taxes receivable decreased during the six-month period in 2000 due to income tax refunds of $66.3 million received in March 2000 associated with a carryback of a net operating loss reported on our 1999 income tax return. Net deferred tax assets and restructuring reserves decreased during the six-month period in 2000 primarily due to spending related to the restructuring initiatives. Accrued salaries, wages, and employee benefits, and long-term employee benefits decreased during the six-month period in 2000 as a result of the reduced number of employees and timing differences.

     Cash provided by investing activities. Cash provided by investing activities during the six months ended May 28, 2000 increased to $137.1 million, as compared to $9.0 million during the same period in 1999. The increase in 2000 resulted primarily from proceeds received on increased sales of property, plant and equipment, higher realized gains on net investment hedges and lower purchases of property, plant and equipment. The higher proceeds received on the sale of property, plant and equipment was primarily attributable to a sale in February 2000 of two office buildings in San Francisco located adjacent to our corporate headquarters.

     Cash provided by/used for financing activities. Cash used for financing activities for the six months ended May 28, 2000 was $352.6 million, as compared to a source of cash of $69.5 million in the same period in 1999. The use of cash in 2000 was due to continued debt repayments on existing debt.

YEAR 2000

     We experienced no material disruption in customer or supplier relationships, revenue patterns or customer buying patterns during the first half of 2000 as a result of the year 2000 problem. There have been no losses of revenue and we do not believe that any future contingencies related to year 2000 would have a material impact on our business.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We will adopt SFAS 133 and its subsequent amendments the first day of fiscal year 2001. We have not yet quantified all effects of adopting SFAS 133 on our financial statements. However, the adoption of SFAS 133 could increase volatility in earnings and other comprehensive income or result in certain changes in our business practices. We currently have an implementation team in place that is determining the method of implementation and evaluating the effects of adopting SFAS 133 and its subsequent amendments. (See Note 1 to the Consolidated Financial Statements.)

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about sales performance and trends, fashion trends, product mix, inventory position and management, expense levels including overhead and advertising expense, debt repayment and liquidity, customer orders, retail relationships and developments including sell-through, presentation of product at retail and marketing collaborations, and marketing and advertising initiatives. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "appear," "project"and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     These  forward-looking  statements  are subject to risks and  uncertainties including, without limitation, risks related to the impact of competitive products; changing fashion trends; dependence on key distribution channels, customers and suppliers; our supply chain executional performance; ongoing competitive pressures in the apparel industry; changing international retail environments; changes in the level of consumer spending or preferences in apparel; trade restrictions; political or financial instability in countries where our products are manufactured; and other risks detailed in our registration statement on Form S-4 filed with the Securities and Exchange Commission (the "SEC") on May 4, 2000 as amended by Amendment No. 1 filed on May 17, 2000, and our other filings with the SEC. Our actual results might differ materially from historical performance or current expectations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Note 6 to the Consolidated  Financial  Statements and the Liquidity and
Capital  Resources  section  under  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations.

PART II - OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2000, we filed a registration statement on Form S-4 with the SEC relating to an exchange offer of our 6.80% notes due 2003 and 7.00% notes due 2006. The exchange offer gave holders of these notes the opportunity to exchange these old notes, which were issued on November 6, 1996 under Rule 144A of the Securities Act, for new notes that are registered under the Securities Act of 1933. The new notes are identical in all material respects to the old notes except that the new notes are registered. The Company and Citibank, N.A. as trustee, entered into a supplemental indenture dated as of May 16, 2000, in connection with the exchange offer. The supplemental indenture provided for the issuance of the new, registered notes and confirmed that transfer restrictions in the indenture would not apply to the new notes.

     The exchange offer ended on June 20, 2000. As a result of the exchange offer, all but $20 thousand of the $350.0 million aggregate principal amount of 6.80% old notes due 2003 were exchanged for the 6.80% exchange notes due 2003; and all $450.0 million aggregate principal amount of the 7.00% old notes due 2006 were exchanged for the 7.00% exchange notes due 2006.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K:

     (a)  EXHIBIT:

         27  Financial data schedule

     (b)  REPORTS ON FORM 8-K:

         Current Report on Form 8-K on May 19, 2000 to correct inadvertent errors in the prospectus dated May 17, 2000 included in the registration statement on Form S-4, Registration No. 333-36234, filed with the SEC on May 4, 2000.

         Current Report on Form 8-K on June 20, 2000 in connection with our registration statement on Form S-4, Registration No. 333-36234, to incorporate by reference into such registration statement an earnings release dated June 20, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 7, 2000             Levi Strauss & Co.
                               ------------------
                               (Registrant)


                       By:     /s/ William B. Chiasson
                               ----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer

                                           DocumentIDW/454408v1-2-

                                                                                                        Exhibit 27