Form 10-Q
period 2000-08-27
LEVI STRAUSS & CO
filed 2000-09-29
CIK 94845

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2000


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


                                      NONE
        (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)


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

Common Stock $.01 par value ------ 37,278,238 shares outstanding on September 29, 2000

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
AUGUST 27, 2000



                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of August 27, 2000 and
             November 28, 1999..............................................   3

           Consolidated Statements of Income for the Three and Nine
             Months Ended August 27, 2000 and August 29, 1999...............   4

           Consolidated Statements of Cash Flows for the Nine Months
             Ended August 27, 2000 and August 29, 1999......................   5

           Notes to Consolidated Financial Statements.......................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......  20

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................  21

SIGNATURES..................................................................  22

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                        August 27,    November 28,
                                                                                          2000           1999
                                                                                        ----------    ------------
                               ASSETS                                                  (Unaudited)

Current Assets:
      Cash and cash equivalents......................................................     $ 75,446     $ 192,816
      Trade receivables, net of allowance for doubtful accounts of $26,841 in 2000
              and $30,017 in 1999....................................................      652,252       759,273
      Income taxes receivable........................................................           --        70,000
      Inventories:
          Raw materials..............................................................      120,740       137,082
          Work-in-process............................................................       98,337       100,523
          Finished goods.............................................................      427,090       433,882
                                                                                        ----------    ----------
             Total inventories.......................................................      646,167       671,487
      Deferred tax assets............................................................      258,348       300,972
      Other current assets...........................................................      168,799       172,195
                                                                                        ----------    ----------
                  Total current assets...............................................    1,801,012     2,166,743
Property, plant and equipment, net of accumulated depreciation of $509,566 in
   2000 and $548,437 in 1999.........................................................      556,226       685,026
Goodwill and other intangibles, net of accumulated amortization of $162,161 in
   2000 and $158,052 in 1999.........................................................      267,228       275,318
Non-current deferred tax assets......................................................      473,014       478,235
Other assets ........................................................................       74,150        60,195
                                                                                        ----------    ----------
                  Total Assets.......................................................   $3,171,630    $3,665,517
                                                                                        ==========    ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................    $ 232,159     $ 233,992
      Accounts payable...............................................................      211,712       262,389
      Accrued liabilities............................................................      431,149       415,273
      Accrued salaries, wages and employee benefits..................................      199,233       194,130
      Restructuring reserves.........................................................       89,741       258,784
      Accrued taxes..................................................................       38,695         2,548
                                                                                        ----------    ----------
                  Total current liabilities..........................................    1,202,689     1,367,116
Long-term debt, less current maturities..............................................    1,967,191     2,430,617
Long-term employee related benefits..................................................      337,000       325,518
Postretirement medical benefits......................................................      551,380       541,815
Long-term tax liability..............................................................      202,848       241,542
Other long-term liabilities..........................................................       24,852        20,696
Minority interest ...................................................................       23,231        26,775
                                                                                        ----------    ----------
                  Total liabilities..................................................    4,309,191     4,954,079
                                                                                        ----------    ----------
Stockholders' Deficit:
      Common stock--$.01 par value; authorized 270,000,000 shares; issued and
         outstanding: 37,278,238 shares..............................................          373           373
      Additional paid-in capital.....................................................       88,812        88,812
      Accumulated deficit............................................................   (1,247,272)   (1,395,256)
      Accumulated other comprehensive income.........................................       20,526        17,509
                                                                                        ----------    ----------
                  Total stockholders' deficit........................................   (1,137,561)   (1,288,562)
                                                                                        ----------    ----------
                  Total Liabilities and Stockholders' Deficit........................   $3,171,630    $3,665,517
                                                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                        Three Months Ended          Nine Months Ended
                                                                     -----------------------     ------------------------
                                                                     August 27,    August 29,    August 27,    August 29,
                                                                        2000          1999          2000          1999
                                                                     ----------    ----------    ----------    ----------

Net sales........................................................   $1,127,740    $1,226,413    $3,359,221    $3,732,645
Cost of goods sold...............................................      663,418       747,766     1,957,328     2,299,742
                                                                    ----------    ----------    ----------    ----------
   Gross profit..................................................      464,322       478,647     1,401,893     1,432,903
Marketing, general and administrative expenses...................      358,524       338,223     1,048,052     1,164,985
Excess capacity/restructuring charges............................          ---           ---           ---       405,885
                                                                    ----------    ----------    ----------    ----------
   Operating income (loss).......................................      105,798       140,424       353,841      (137,967)
Interest expense.................................................       59,406        45,742       177,177       132,718
Other (income) expense, net......................................      (11,763)        7,139       (51,003)      (29,919)
                                                                    ----------    ----------    ----------    ----------
   Income (loss) before taxes....................................       58,155        87,543       227,667      (240,766)
Income tax expense (benefit).....................................       20,354        32,391        79,683       (89,083)
                                                                    ----------    ----------    ----------    ----------
   Net income (loss).............................................   $   37,801    $   55,152    $  147,984    $ (151,683)
                                                                    ==========    ==========    ==========    ==========

Earnings (loss) per share--basic and diluted......................  $     1.01    $     1.48    $     3.97    $    (4.07)
                                                                    ==========    ==========    ==========    ==========

Weighted-average common shares outstanding.......................   37,278,238    37,278,238    37,278,238    37,278,238
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


                                                  LEVI STRAUSS & CO. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in Thousands)
                                                              (Unaudited)

                                                                                   Nine Months Ended
                                                                              ----------------------------
                                                                              August 27,        August 29,
                                                                                 2000              1999
                                                                              ----------        ----------

Cash Flows from Operating Activities:
Net income (loss) ..........................................................  $ 147,984         $(151,683)
Adjustments to reconcile net cash provided by operating activities:
  Depreciation and amortization ............................................     69,563            86,335
  Unrealized foreign exchange gains ........................................     (6,877)           (4,516)
  Decrease in trade receivables ............................................     74,746           179,367
  Decrease in income taxes receivables .....................................     70,000                --
  Decrease (increase) in inventories .......................................     10,836           (54,802)
  Increase in other current assets .........................................     (5,198)          (35,266)
  Decrease (increase) in net deferred tax assets ...........................     42,836          (129,090)
  Decrease in accounts payable and accrued liabilities .....................    (13,010)          (52,476)
  Increase (decrease) in accrued salaries, wages and employee benefits......      9,358           (50,866)
  (Decrease) increase in restructuring reserves ............................   (169,043)           59,533
  Increase (decrease) in accrued taxes .....................................     37,815           (16,873)
  Increase in long-term employee benefits ..................................     22,529            24,676
  (Decrease) increase in other long-term liabilities .......................    (33,921)            1,073
  Other, net ...............................................................    (58,326)           19,047
                                                                              ---------         ---------
    Net cash provided by (used for) operating activities ...................    199,292          (125,541)
                                                                              ---------         ---------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment ...............................    (15,799)          (39,290)
  Proceeds from sale of property, plant and equipment.......................    106,965            49,098
  Gains on net investment hedges ...........................................     52,884            37,390
  Other, net ...............................................................        152               835
                                                                              ---------         ---------
    Net cash provided by investing activities ..............................    144,202            48,033
                                                                              ---------         ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt .................................    340,500           903,748
  Repayments of long-term debt .............................................   (799,238)         (772,144)
  Net decrease in short-term borrowings ....................................      1,549             2,629
  Other, net ...............................................................         --                 3
                                                                              ---------         ---------
    Net cash (used for) provided by financing activities....................   (457,189)          134,236
                                                                              ---------         ---------
Effect of exchange rate changes on cash ....................................     (3,675)            1,208
                                                                              ---------         ---------
Net (decrease) increase in cash and cash equivalents .......................   (117,370)           57,936
Beginning cash and cash equivalents ........................................    192,816            84,565
                                                                              ---------         ---------
Ending cash and cash equivalents ...........................................  $  75,446         $ 142,501
                                                                              =========         =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest .................................................................  $ 135,052         $ 110,126
  Income taxes .............................................................     30,641            59,941
  Restructuring initiatives ................................................    169,043           346,352


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

     The consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 27, 2000 may not be indicative of the results to be expected for the year ending November 26, 2000.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and its subsequent amendments the first day of fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company has not yet quantified all effects of adopting SFAS 133 on its financial statements. The Company tries to take a long-term view and manage its exposures on an economic basis. The Company uses forecasts to develop exposure positions and engages in active management of those exposures with the objective of protecting future cash flows and mitigating risks. Not all of the Company's exposure management activities will qualify for hedge accounting treatment. The Company would be required to mark-to-market those exposure management instruments that do not qualify for hedge accounting treatment and, as a result, it is possible that the Company will experience increased volatility in its earnings. The Company currently has an implementation team in place that is determining the method of implementation and evaluating all effects of adopting SFAS 133 and its subsequent amendments.

NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive  income
(loss), net of related income taxes:

                                                              Three Months Ended         Nine Months Ended
                                                         ------------------------    ------------------------
                                                          August 27,    August 29,    August 27,    August 29,
                                                            2000          1999          2000          1999
                                                          ----------    ----------    ----------    ----------
                                                                       (Dollars in Thousands)

   Net income (loss)...................................      $37,801       $55,152      $147,984     $(151,683)
   Other comprehensive income (loss):
      Foreign currency translation adjustments.........       18,668        (5,189)        3,017        28,112
                                                             -------       -------      --------     ---------
    Total comprehensive income (loss)..................      $56,469       $49,963      $151,001     $(123,571)
                                                             =======       =======      ========     =========

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

NOTE 3: EXCESS CAPACITY/RESTRUCTURING RESERVES

NORTH AMERICA PLANT CLOSURES

     In view of declining sales, the need to bring manufacturing capacity in line with sales projections and the need to reduce costs, the Company decided to close some of its owned and operated production facilities in North America starting in 1997. The Company announced in 1997 the closure of ten manufacturing facilities and a finishing center in the U.S., which were closed during 1998 and displaced approximately 6,400 employees. The table below displays the activity and liability balances of this reserve.

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


1997 NORTH AMERICA PLANT CLOSURES

                                                  Balance                  Balance
                                                 11/28/99   Reductions     8/27/00
                                                 --------   ----------    --------
                                                      (Dollars in Thousands)

Severance and employee benefits................. $  8,790    $ (7,395)    $  1,395
Asset write-offs................................   10,655      (2,211)       8,444
Other restructuring costs.......................    1,913        (712)       1,201
                                                 --------    --------     --------
   Total........................................ $ 21,358    $(10,318)    $ 11,040
                                                 ========    ========     ========

1998 NORTH AMERICA PLANT CLOSURES

                                                  Balance                  Balance
                                                 11/28/99   Reductions     8/27/00
                                                 --------   ----------    --------
                                                      (Dollars in Thousands)

Severance and employee benefits................. $  2,683    $ (2,683)    $     --
Asset write-offs................................    9,713      (3,635)       6,078
Other restructuring costs.......................    1,193      (1,193)          --
                                                 --------    --------     --------
   Total........................................ $ 13,589    $ (7,511)    $  6,078
                                                 ========    ========     ========

1999 NORTH AMERICA PLANT CLOSURES

                                                  Balance                  Balance
                                                 11/28/99   Reductions     8/27/00
                                                 --------   ----------     -------
                                                      (Dollars in Thousands)

Severance and employee benefits................. $109,755    $(80,123)    $ 29,632
Asset write-offs................................   37,563     (10,644)      26,919
Other restructuring costs.......................   28,526      (1,998)      26,528
                                                 --------    --------     --------

   Total........................................ $175,844    $(92,765)    $ 83,079
                                                 ========    ========     ========


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

     In conjunction with the above plan to institute overhead reorganization initiatives, the Company recorded charges of $11.8 million and $37.1 million during the second and fourth quarters of 1999, respectively, that were estimated to displace approximately 930 employees. As of August 27, 2000, approximately 665 employees were displaced. The table below displays the activity and liability balances of this reserve.


1998 CORPORATE REORGANIZATION INITIATIVES

                                                  Balance                  Balance
                                                 11/28/99   Reductions     8/27/00
                                                 --------   ----------     -------
                                                      (Dollars in Thousands)

Severance and employee benefits................. $  3,204    $(2,308)     $    896
Asset write-offs................................    3,044     (1,997)        1,047
Other restructuring costs.......................    6,412     (2,742)        3,670
                                                 --------    -------      --------
   Total........................................ $ 12,660    $(7,047)     $  5,613
                                                 ========    ========     ========


1999 CORPORATE REORGANIZATION INITIATIVES

                                                  Balance                  Balance
                                                 11/28/99   Reductions     8/27/00
                                                 --------   ----------     -------
                                                      (Dollars in Thousands)

Severance and employee benefits................. $ 43,550    $(31,419)    $ 12,131
Other restructuring costs.......................    1,680        (412)       1,268
                                                 --------    --------     --------
   Total........................................ $ 45,230    $(31,831)    $ 13,399
                                                 ========    ========     ========


EUROPE REORGANIZATION AND PLANT CLOSURES

     In 1998, the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999 and as of August 27, 2000, approximately 1,635 employees were displaced. The table below displays the activity and liability balances of this reserve.

     In conjunction with the above plans in Europe, the Company announced in September 1999 plans to close a production facility, and reduce capacity at a finishing facility in the United Kingdom with an estimated displacement of 960 employees. The production facility closed in December 1999 and as of August 27, 2000, approximately 870 employees were displaced. The table below displays the activity and liability balances of this reserve.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


1998 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                  Balance                  Balance
                                                 11/28/99   Reductions     8/27/00
                                                 --------   ----------     -------
                                                      (Dollars in Thousands)

Severance and employee benefits................. $ 10,653    $ (7,499)    $  3,154
Asset write-offs................................    3,396      (2,504)         892
                                                 --------    --------     --------
   Total........................................ $ 14,049    $(10,003)    $  4,046
                                                 ========    ========     ========

1999 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                  Balance                  Balance
                                                 11/28/99   Reductions     8/27/00
                                                 --------   ----------     -------
                                                     (Dollars in Thousands)

Severance and employee benefits................. $ 38,413    $(29,187)    $  9,226
Asset write-offs................................    4,474      (4,100)         374
Other restructuring costs.......................    2,012      (1,372)         640
                                                 --------    --------     --------
   Total........................................ $ 44,899    $(34,659)    $ 10,240
                                                 ========    ========     ========


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

     In addition, if by February 1, 2001 the Company has not completed one or more private or public capital-raising transactions yielding net proceeds of at least $300.0 million, which are required to be used to reduce commitments under the bank credit facilities, the Company will be required to pay its lenders an additional borrowing spread of 1.00% on outstanding borrowings under the bank credit facilities, plus a one-time additional fee of 2.00% of total commitments as of January 31, 2001. The Company's borrowing spread will be increased by 0.25% quarterly until those capital-raising transactions are completed.

     The credit agreements contain customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The credit agreements also contain financial covenants that the Company must satisfy on an ongoing basis, including a maximum leverage ratio, a minimum coverage ratio and a minimum earnings base calculation. The Company was in compliance with financial covenants required by the credit facility agreements as of August 27, 2000.

CUSTOMER SERVICE CENTER EQUIPMENT FINANCING

     In December 1999 the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at Customer Service Centers located in Nevada, Mississippi and Kentucky. The amount financed in December 1999 was $89.5 million, comprised of a $59.5 million tranche ("Tranche 1") and a $30.0 million tranche ("Tranche 2"). Borrowings under Tranche 1 have a fixed interest rate equal to the yield of a four-year Treasury note plus an incremental borrowing spread. Borrowings under Tranche 2 have a floating quarterly interest rate equal to the 90 day LIBOR plus an incremental borrowing spread based on the Company's leverage ratio at that time. Proceeds from the borrowings were used to reduce the commitment amounts of the then-existing credit facilities.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

RECEIVABLES SECURITIZATION AGREEMENTS

     In February 2000, several of the Company's European subsidiaries entered into receivable securitization financing agreements with several lenders. The subsidiaries are currently working with the lenders to establish certain reporting and other system functions to support the reporting requirements of the agreement. Once these matters are resolved, those subsidiaries may borrow up to $125.0 million under these agreements. Any borrowings under the facilities must be used to reduce the commitment levels under the Company's bank credit facilities. Borrowings would be collateralized by a security interest in the receivables of these subsidiaries. The Company and its Japanese subsidiary are currently negotiating a similar receivables-backed securitization financing agreement that the Company expects to complete by the end of December 2000.

INTEREST RATE SWAPS AND OPTIONS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

     At August 27, 2000, the Company had interest rate swap transactions outstanding with a total notional principal amount of $425.0 million, to convert floating rate liabilities to fixed rates, and $375.0 million to convert fixed rate liabilities to floating rates. These swap transactions effectively change the Company's interest rates on part of its debt to fixed rates that range from 6.25% to 7.00% and floating rates that range from 6.61% to 6.96%, depending on their maturities, the latest of which is in 2006. The Company has also entered into interest rate option structures (caps and floors) to reduce or neutralize the exposure to changes in variable interest rates. The structures represent an outstanding amount of $425.0 million and cover a series of variable cash flows through November 2001. Subsequent to the third quarter of 2000, all interest rate swap transactions outstanding to convert floating rate liabilities to fixed rates matured on August 29, 2000. In addition, subsequent to the third quarter of 2000, the Company terminated $300.0 million of its swap transactions that convert fixed rate liabilities to floating rates.

     The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest swap transactions. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

NOTE 5: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At August 27, 2000, the Company had U.S. dollar forward currency contracts to sell the aggregate equivalent of $677.2 million and other contracts to buy the aggregate equivalent of $289.0 million of various foreign currencies. The Company also had Euro forward currency contracts to buy the aggregate equivalent of $14.2 million and other contracts to sell the aggregate equivalent of $10.0 million of various foreign currencies. Additionally, the Company had U.S. dollar option contracts to sell the aggregate equivalent of $2.3 billion and to buy the aggregate equivalent of $1.5 billion of various foreign currencies. The Company also had Euro option contracts to sell the foreign currency aggregate equivalent of $72.2 million and buy the aggregate equivalent of $93.0 million. These contracts are at various exchange rates and expire at various dates through August 2001.

      Most option transactions, included in the amounts above, are for the exchange of Euro and U.S. dollar. At August 27, 2000, the Company had bought U.S. dollar options to buy the equivalent of $1.3 billion against the Euro. To finance the option premiums related to these options, the Company sold options having the obligation to buy Euro for an equivalent of $530.0 million U.S. dollars.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

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

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at August 27, 2000 and November 28, 1999 are as follows:


                                                                  August 27, 2000            November 28, 1999
                                                            ------------------------      -----------------------
                                                            Carrying       Estimated      Carrying     Estimated
                                                              Value       Fair Value        Value      Fair Value
                                                            --------      ----------      --------     ----------
                                                                         (Dollars in Thousands)

DEBT INSTRUMENTS:
   Credit facilities..................................    $(1,102,941)   $(1,102,941)   $(1,424,449)  $(1,424,449)
   Yen-denominated eurobond placement.................       (186,056)      (128,440)      (189,274)     (148,113)
   Notes offering.....................................       (813,190)      (629,500)      (798,640)     (626,307)
   Receivables-backed securitization..................            --             --        (215,836)     (215,836)
   Industrial development revenue refunding bond......        (10,035)       (10,035)       (10,030)      (10,030)
   Customer service center equipment financing........        (88,414)       (88,414)           --            --

CURRENCY AND INTEREST RATE HEDGES:
   Foreign exchange forward contracts.................     $   11,700     $   10,981     $   16,972    $   16,932
   Foreign exchange option contracts..................          5,738          6,369          7,806         2,288
   Interest rate swap contracts.......................            291         (3,108)        (2,224)       (4,839)
   Interest rate option contracts.....................           (582)          (245)           --            --


     Quoted market prices or dealer quotes are used to determine the estimated fair value of foreign exchange contracts, option contracts and interest rate swap contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost, and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables, current assets, current maturities of long-term debt, short-term borrowings and taxes approximate fair value.

     The fair value estimates presented herein are based on information available to the Company as of August 27, 2000 and November 28, 1999. Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to August 27, 2000 and November 28, 1999 may differ substantially from these amounts. Additionally, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


NOTE 7: BUSINESS SEGMENT INFORMATION



                                                                                 Asia       All
                                                          Americas    Europe    Pacific    Other    Consolidated
                                                          --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)

THREE MONTHS ENDED AUGUST 27, 2000:
   Net sales.......................................       $802,637   $235,869   $89,234      $ --   $1,127,740
   Earnings contribution...........................        132,524     33,916    10,623        --      177,063
   Interest expense................................             --         --        --    59,406       59,406
   Corporate and other (income) expense, net.......             --         --        --    59,502       59,502
   Income before income taxes......................             --         --        --        --       58,155

THREE MONTHS ENDED AUGUST 29, 1999:
   Net sales.......................................       $858,785   $289,798   $77,830      $ --   $1,226,413
   Earnings contribution...........................        101,334     46,692     2,797        --      150,823
   Interest expense................................             --         --        --    45,742       45,742
   Corporate and other (income) expense, net.......             --         --        --    17,538       17,538
   Income before income taxes......................             --         --        --        --       87,543



                                                                                 Asia       All
                                                          Americas    Europe    Pacific    Other    Consolidated
                                                          --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)

 NINE MONTHS ENDED AUGUST 27, 2000:
   Net sales.......................................     $2,255,279   $817,529  $286,413     $  --   $3,359,221
   Earnings contribution...........................        304,623    175,689    37,176        --      517,488
   Interest expense................................             --         --        --   177,177      177,177
   Corporate and other (income) expense, net.......             --         --        --    53,142      112,644
   Income before income taxes......................             --         --        --        --      227,667

NINE MONTHS ENDED AUGUST 29, 1999:
   Net sales.......................................     $2,480,393 $1,004,053  $248,199     $  --   $3,732,645
   Earnings contribution...........................        237,746    206,055    24,170        --      467,971
   Excess capacity/restructuring charge............             --         --        --   405,885      405,885
   Interest expense................................             --         --        --   132,718      132,718
   Corporate and other (income) expense, net.......             --         --        --   152,596      170,134
   Loss before income taxes........................             --         --        --        --     (240,766)


                               LEVI STRAUSS & CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).



                                                            Three Months Ended              Nine Months Ended
                                                        --------------------------      --------------------------
                                                        August 27,      August 29,      August 27,      August 29,
                                                           2000            1999            2000            1999
                                                        ----------      ----------      ----------      ----------

MARGIN DATA:
Net sales.............................................    100.0%          100.0%          100.0%          100.0%
Cost of goods sold....................................     58.8            61.0            58.3            61.6
                                                        ----------      ----------      ----------      ----------
Gross profit..........................................     41.2            39.0            41.7            38.4
Marketing, general and administrative expenses........     31.8            27.6            31.2            31.2
Excess capacity/restructuring charges.................       --              --              --            10.9
                                                        ----------      ----------      ----------      ----------
Operating income (loss)...............................      9.4            11.4            10.5            (3.7)
Interest expense......................................      5.3             3.7             5.3             3.6
Other (income) expense, net...........................     (1.0)            0.6            (1.5)           (0.8)
                                                        ----------      ----------      ----------      ----------
Income (loss) before taxes............................      5.2             7.1             6.8            (6.5)
Income tax expense (benefit)..........................      1.8             2.6             2.4            (2.4)
                                                        ----------      ----------      ----------      ----------
Net income (loss).....................................      3.4%            4.5%            4.4%           (4.1)%
                                                        ==========      ==========      ==========      ==========


NET SALES SEGMENT DATA:
GEOGRAPHIC
         Americas.....................................     71.2%           70.0%           67.1%           66.5%
         Europe.......................................     20.9            23.6            24.3            26.9
         Asia Pacific.................................      7.9             6.3             8.5             6.6



     NET SALES. Net sales for the three months ended August 27, 2000 decreased 8.0% to $1.1 billion, as compared to $1.2 billion for the same period in 1999. Net sales for the nine months ended August 27, 2000 decreased 10.0% to $3.4 billion, as compared to $3.7 billion for the same period in 1999. This reflects a combination of factors including volume declines, lower average selling prices caused by a higher percentage of closeout sales, related to our efforts to clear inventories of slow moving and obsolete fashion products, and the impact of the depreciating Euro. If currency exchange rates where unchanged from the prior year periods, net sales for the three months ended August 27, 2000 would have declined approximately 6% compared to the same period in 1999 and net sales for the nine months ended August 27, 2000 would have declined approximately 8% from the same period in 1999. Although net sales levels decreased from the prior year periods, the rate of decrease, particularly for first quality products, shows signs of slowing as indicated by the lower decrease for the three month period ended August 27, 2000, compared to the nine month period ended August 27, 2000. We believe that positive consumer response to our new product lines, stronger demand for our basic products such as 501(R) jeans in the U.S. and upgraded core products in Asia, improved product-focused marketing support, and incremental progress in our shipping execution, contributed to the slowing decline in sales. In addition, we believe that denim fashion trends around the world, which appear to reflect consumer interest in more traditional basic jeans styles, also contributed to the slowing decline of net sales.

     In addition to volume decreases for the three and nine months ended August 27, 2000 compared to the same periods in 1999, average unit selling prices decreased due to the translation effects of the stronger U.S. dollar versus certain currencies, particularly the Euro, and a higher proportion of closeout sales. The majority of the closeout sales were in line with our efforts to clear inventories of slow-moving or obsolete fashion products.

     In the Americas, net sales for the three months ended August 27, 2000 of $802.6 million decreased 6.5% from the same period in 1999. This decrease was partially attributable to a weak apparel retail market, a difficult back-to-school season for many of our customers and an inadequate supply of 501(R) jeans resulting from our decision to tightly manage inventories. In addition to demand for our 501(R) jeans, we also experienced increased consumer interest in our new products and core basics such as Levi's(R) Engineered Jeans, Silvertab(R) apparel, 569(R) jeans and Dockers(R) Khakis. Net sales for the nine months ended August 27, 2000 of $2.3 billion decreased 9.1% from the same period in 1999 due primarily to a drop in volume and a higher proportion of closeouts.

     In Europe, net sales for the three months ended August 27, 2000 decreased 18.6% to $235.9 million, as compared to $289.8 million for the same period in 1999. Net sales for the nine months ended August 27, 2000 decreased 18.6% to $817.5 million, as compared to $1.0 billion for the same period in 1999. The net sales decreases were primarily due to a decline in volume caused by a continued softening of the European apparel market and our supply chain execution issues, lower average unit selling price resulting from a higher percentage of closeout sales and the reporting impact of the depreciating Euro. If exchange rates were unchanged from the prior year periods, the reported net sales decreases would have been approximately 9% for the three months ended August 27, 2000 and 10% for the nine months ended August 27, 2000 compared to the same periods in 1999.

     In our Asia Pacific region, net sales for the three months ended August 27, 2000 increased 14.7% to $89.2 million, as compared to $77.8 million for the same period in 1999. Net sales for the nine months ended August 27, 2000 increased 15.4% to $286.4 million, as compared to $248.2 million for the same period in 1999. The increase was primarily driven by volume growth in most markets and the effects of translation to U.S. dollar reported results. In Japan, which accounts for just under two-thirds of our business in Asia, we experienced positive retail and consumer response to our new products and upgraded core basics. If exchange rates were unchanged from the prior year periods, the reported net sales increases would have been approximately 11% for the three months ended August 27, 2000 and 10% for the nine months ended August 27, 2000 compared to the same periods in 1999.

     GROSS PROFIT. Gross profit for the three months ended August 27, 2000 totaled $464.3 million compared with $478.6 million for the same period in 1999. Gross profit as a percentage of net sales, or gross margin, for the three months ended August 27, 2000 increased to 41.2%, as compared to 39.0% for the same period in 1999. Gross profit for the nine months ended August 27, 2000 and the same period in 1999 totaled $1.4 billion. Gross margin increased for the nine months ended August 27, 2000 to 41.7%, as compared to 38.4% for the same period in 1999. The improvement in both periods reflects stronger demand for higher margin basic products, as well as improved sourcing costs and the benefit of cost reductions resulting from plant closures taken in prior years.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses for the three months ended August 27, 2000 increased 6.0% to $358.5 million, as compared to $338.2 million for the same period in 1999. Marketing, general and administrative expenses as a percentage of sales for the three months ended August 27, 2000 increased 4.2 percentage points to 31.8% as compared to 27.6% for the same period in 1999. These increases are due primarily to increased costs for employee incentive plans related to our improving financial performance against our internal targets. The effects of the higher incentive costs were partially offset by our continuing cost containment efforts, lower advertising expenses, lower sales volume-related expenses, and lower information technology expenses associated with minimal year 2000 compliance costs in 2000. For the three months ended August 27, 2000, marketing, general and administrative expenses included a reversal of employee benefit costs of approximately $24.0 million due to changes in the demographic profile of our workforce. For the three months ended August 27, 2000, expenses also included an incremental catch-up accrual of approximately $20.0 million for incentive programs because of improving performance against our internal incentive program targets. The 1999 figures included a reversal of employee benefit costs of approximately $21.0 million and a reversal of incentive compensation accruals of approximately $24.0 million. Excluding these adjustments for both periods, marketing, general and administrative expenses for the three months ended August 27, 2000 would have decreased by approximately 6% compared to the same period in 1999.

     Marketing, general and administrative expenses for the nine months ended August 27, 2000 decreased 10.0% to $1.0 billion, as compared to $1.2 billion for the same period in 1999. Marketing, general and administrative expenses as a percentage of sales for the nine months ended August 27, 2000 and August 29, 1999 were each 31.2%. The dollar decrease in marketing, general and administrative expenses was primarily due to our continuing cost containment efforts, lower advertising expenses, lower sales volume-related expenses, lower information technology expenses associated with minimal year 2000 compliance costs in 2000 and lower salaries and related expenses resulting from prior year restructuring initiatives. These decreases were partially offset by increased costs for employee incentive plans. We anticipate that costs for employee incentive plans will be higher in the fourth quarter of 2000 compared to the third quarter of 2000 as a result of our improving performance against internal targets. Current year marketing, general and administrative expenses included a reversal of employee benefit costs of approximately $24.0 million due to changes in the demographic profile of our workforce. The 1999 figures included a reversal of employee benefit costs of approximately $21.0 million and a reversal of incentive compensation accruals of approximately $24.0 million. Excluding these adjustments for both periods, marketing, general and administrative expenses for the nine months ended August 27, 2000 would have decreased approximately 11% compared to the same period in 1999.

     Advertising expense for the three months ended August 27, 2000 decreased 14.7% to $97.3 million, as compared to $114.1 million for the same period in 1999. Advertising expense as a percentage of sales for the three months ended August 27, 2000 decreased 0.7 percentage points to 8.6%, as compared to 9.3% for the same period in 1999. Advertising expense for the nine months ended August 27, 2000 decreased 17.6% to $286.3 million, as compared to $347.6 million for the same period in 1999. Advertising expense as a percentage of sales for the nine months ended August 27, 2000 decreased 0.8 percentage points to 8.5%, as compared to 9.3% for the same period in 1999. The decreases in advertising expense as a percentage of sales for the three and nine month periods of 2000 compared to the same periods in 1999 were consistent with our plans to better focus our marketing support initiatives and to align them more effectively with new product introductions and retail presentation. We anticipate advertising expense to increase as a percentage of sales in the fourth quarter of 2000 compared to the third quarter of 2000 due to new advertising campaigns.

     We expect marketing, general and administrative expenses as a percentage of sales to be higher in the fourth quarter of 2000 compared to the third quarter of 2000 due to anticipated increased costs for employee incentive plans and advertising expense.

     EXCESS CAPACITY/RESTRUCTURING CHARGES. For the nine months ended August 27, 2000, we recorded no charges, as compared to charges of $405.9 million for the same period in 1999 that were associated with our plant closures in North America and corporate overhead restructuring initiatives.

     OPERATING INCOME (LOSS). Operating income for the three months ended August 27, 2000 of $105.8 million decreased 24.7% from the same period in 1999. Excluding certain adjustments in both periods related to benefits and incentive compensation programs, operating income for the three months ended August 27, 2000 would have increased 7% compared to the same period in 1999. Operating income for the nine months ended August 27, 2000 of $353.8 million increased from the same period in 1999 due to an improved gross margin, lower marketing, general and administrative costs and the impact of restructuring initiatives on prior year reported results. Excluding the adjustment items and restructuring initiatives, operating income for the nine months ended August 27, 2000 would have increased approximately 48% compared to the same period in 1999.

     INTEREST EXPENSE. Interest expense for the three months ended August 27, 2000 increased 29.9% to $59.4 million, as compared to $45.7 million for the same period in 1999. Interest expense for the nine months ended August 27, 2000 increased 33.5% to $177.2 million, as compared to $132.7 million for the same period in 1999. These increases were due to higher interest rates associated with the new credit facilities and equipment financing agreements and higher market interest rates.

     OTHER INCOME/EXPENSE, NET. Other income/expense, net for the three months ended August 27, 2000 reflected income of $11.8 million, as compared to an expense of $7.1 million for the same period in 1999. Other income, net for the nine months ended August 27, 2000 increased 70.5% to $51.0 million, as compared to $29.9 million for the same period in 1999. The increase in other income for the three months ended August 27, 2000, was primarily due to an increase in licensee income, lower transaction losses on foreign currency contracts and higher interest income. Other expense for the same period in 1999 was primarily due to an increase in net losses on foreign currency contracts. The increase for the nine-month period was primarily attributable to a $26.1 million gain for the sale of two office buildings in San Francisco located next to our corporate headquarters and increases in licensee and interest income, partially offset by net losses in 2000 compared to net gains in 1999 on foreign currency contracts. Net currency gains and losses are primarily due to the fluctuations of various currencies in relation to our foreign currency hedging positions.

     INCOME TAX EXPENSE (BENEFIT). Income tax expense for the three months ended August 27, 2000 decreased 37.2% to $20.4 million as compared to $32.4 million for the same period in 1999. Income tax expense for the nine months ended August 27, 2000 was $79.7 million as compared to an income tax benefit of $89.1 million for the same period in 1999. Our effective tax rate for the third quarter and nine-month period in 2000 was 35% compared to 37% for the same periods in 1999. The lower tax rate in 2000 was due to a reassessment of potential tax settlements. The income tax benefit for the same period in 1999 was generated primarily from the pre-tax loss that resulted from the restructuring charges of $405.9 million during the period.

     NET INCOME (LOSS). Net income for the three months ended August 27, 2000 decreased to $37.8 million from $55.2 million for the same period in 1999. Net income for the three months ended August 27, 2000 included higher accruals for incentive costs and interest expense, as compared to the same period in 1999. Net income for the three months ended August 27, 2000 also included a gain from the sale of office buildings and the reversal of employee benefit costs. Net income for the same period in 1999 included the reversal of employee benefit costs and the reversal of incentive compensation accruals. Excluding the non-recurring items in both the 2000 and 1999 three month periods, net income for the three months ended August 27, 2000 would have increased to $35.4 million, as compared to $26.8 million for the same period in 1999. Net income
(loss) for the nine months ended August 27, 2000 increased to $148.0 million from a loss of $151.7 million for the same period in 1999. Net income for the nine months ended August 27, 2000 included higher interest expense, compared to the same period in 1999, and a tax expense, compared to a tax benefit for the same period in 1999. In addition, the nine month period of 2000 included a gain from the sale of office buildings and the reversal of employee benefit costs. The net loss for the 1999 period was due to the restructuring charge of $405.9 million, partially offset by the reversal of employee benefit costs and the reversal of incentive compensation accruals. Excluding the non-recurring items in both the 2000 and 1999 nine month periods and the charge for restructuring, net income for the nine months ended August 27, 2000 would have increased to $115.6 million, as compared to $75.7 million for the same period in 1999.

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

     Following is a table that summarizes plant closures and restructuring charges for the years 1997 - 1999, the resulting cash and non-cash reductions and their balances as of August 27, 2000.



                                                                                                           Balance as of
                                                                        Initial       Cash      Non-Cash       August 27,
                                                                       Provision   Reductions  Reductions        2000
                                                                       ---------   ----------  ----------  --------------
                                                                                (Dollars in Thousands)

1997 North America Plant Closures..................................    $ 386,792    $336,520     $39,232       $ 11,040
1998 North America Plant Closures..................................       82,073      56,604      19,391          6,078
1999 North America Plant Closures..................................      394,105     283,117      27,909         83,079
1998 Corporate Restructuring Initiatives...........................       61,062      52,469       2,980          5,613
1999 Corporate Restructuring Initiatives...........................       48,889      35,490          --         13,399
1998 Europe Restructuring and Plant Closures.......................      107,523      94,343       9,134          4,046
1999 Europe Restructuring and Plant Closures.......................       54,689      40,323       4,126         10,240
                                                                      ----------    --------    --------       --------
   Total as of August 27, 2000.....................................   $1,135,133    $898,866    $102,772       $133,495
                                                                      ==========    ========    ========       ========




     The balance of these reserves as of August 27, 2000 was $133.5 million, of which $43.8 million was a non-cash item and categorized as a reduction to property, plant and equipment on the balance sheet, while the remaining balance of $89.7 million was included in restructuring reserves on the balance sheet and will be paid in cash. We expect to pay the remaining balance of $89.7 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund working capital and capital expenditures. We have historically relied on internally generated funds and bank borrowings to finance our operations. As of August 27, 2000, total cash and cash equivalents were $75.4 million, a $67.1 million decrease from the $142.5 million cash balance reported as of August 29, 1999 and a decrease of $117.4 million from the $192.8 million reported as of November 28, 1999.

     Our capital spending in the nine months ended August 27, 2000 was $15.8 million, as compared to $39.3 million for the same period in 1999. As a result of our sourcing base shift toward outsourcing, plant closures in 1998 and 1999 and the consolidation of office space, we expect to have reduced capital spending than in the past. We estimate our capital spending for fiscal year 2000 to be approximately $35.0 million, primarily for maintenance and purchase of equipment at our remaining manufacturing facilities and distribution centers and for computer systems.

     CASH PROVIDED BY/USED FOR OPERATIONS. Cash provided by operating activities for the nine months ended August 27, 2000 was $199.3 million, as compared to a use of cash of $125.5 million for the same period in 1999. Inventory decreased during the nine months ended August 27, 2000 due to our inventory initiatives, which included tighter inventory control, lead-time reduction and sales of second quality and closeout inventory. Income taxes receivable decreased during the nine months ended August 27, 2000 primarily due to income tax refunds of $66.3 million received in March 2000 associated with a carryback of a net operating loss reported on our 1999 income tax return. Net deferred tax assets and restructuring reserves decreased during the nine months ended August 27, 2000 primarily due to spending related to the restructuring initiatives. Accrued salaries, wages, and employee benefits, and long-term employee benefits increased during the nine months ended August 27, 2000 primarily due to increased accruals for employee incentive plans. Accrued taxes increased and other long-term liabilities decreased during the nine months ended August 27, 2000 due to a tentative settlement with the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 - 1989. The change in other, net during the nine months ended August 27, 2000 was primarily due to the gain attributable to a sale in February 2000 of two office buildings in San Francisco located adjacent to our corporate headquarters.

     CASH PROVIDED BY INVESTING ACTIVITIES. Cash provided by investing activities during the nine months ended August 27, 2000 increased to $144.2 million, as compared to $48.0 million during the same period in 1999. The increase in 2000 resulted primarily from proceeds received on increased sales of property, plant and equipment, higher realized gains on net investment hedges and lower purchases of property, plant and equipment. The higher proceeds received on the sale of property, plant and equipment was primarily attributable to a sale in February 2000 of two office buildings in San Francisco located adjacent to our corporate headquarters.

     CASH PROVIDED BY/USED FOR FINANCING ACTIVITIES. Cash used for financing activities for the nine months ended August 27, 2000 was $457.2 million, as compared to a source of cash of $134.2 million for the same period in 1999. The use of cash in 2000 was due to repayments on existing debt.

YEAR 2000

     We experienced no material disruption in customer or supplier relationships, revenue patterns or customer buying patterns during the nine months ended August 27, 2000 as a result of the year 2000 problem. There have been no losses of revenue and we do not believe that any future contingencies related to year 2000 would have a material impact on our business.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We will adopt SFAS 133 and its subsequent amendments the first day of fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. We have not yet quantified all effects of adopting SFAS 133 on our financial statements. We try to take a long-term view and manage our exposures on an economic basis. We use forecasts to develop exposure positions and engage in active management of those exposures with the objective of protecting future cash flows and mitigating risks. Not all our exposure management activities will qualify for hedge accounting treatment. We would be required to mark-to-market those exposure management instruments that do not qualify for hedge accounting treatment and, as a result, it is possible that we will experience increased volatility in our earnings. We currently have an implementation team in place that is determining the method of implementation and evaluating all effects of adopting SFAS 133 and its subsequent amendments.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about sales performance and trends, fashion trends, new product development in our three brands, product mix, inventory position and management, expense levels including overhead, employee compensation and advertising expense, debt repayment and liquidity, capital expenditures, customer orders, retail relationships and developments including sell-through, presentation of product at retail and marketing collaborations, restructuring reserves, and marketing and advertising initiatives. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate, " "expect," "appear," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     These  forward-looking  statements  are subject to risks and  uncertainties including, without limitation, risks related to the impact of competitive products; changing fashion trends; dependence on key distribution channels, customers and suppliers; our supply chain executional performance; ongoing competitive pressures in the apparel industry; changing international retail environments; changes in the level of consumer spending or preferences in apparel; trade restrictions; political or financial instability in countries where our products are manufactured; and other risks detailed in our registration statement on Form S-4 filed with the Securities and Exchange Commission (the "SEC") on May 4, 2000 as amended by Amendment No. 1 filed on May 17, 2000, and our other filings with the SEC. Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Note 6 to the Consolidated  Financial  Statements and the Liquidity and
Capital  Resources  section  under  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations.

PART II - OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

     (a)      EXHIBITS:

          10.1     First  Amendment to Bridge Credit  Agreement  and Limited
                   Waiver,  dated July 31, 2000,  between the  Registrant  and
                   Bank of America, N.A.
          10.2     First  Amendment to Amended and Restated 1997 364 Day Credit
                   Agreement and Limited Waiver,  dated July 31, 2000,  between the Registrant and Bank of America, N.A.
          10.3     First  Amendment to Amended and Restated 1999 180 Day Credit
                   Agreement and Limited Waiver,  dated July 31, 2000,  between the Registrant and Bank of America, N.A.
          10.4     First  Amendment to 1997 Second  Amended and Restated
                   Credit  Agreement and Limited Waiver,  dated July 31,
                   2000,  between  the  Registrant  and Bank of America, N.A.
          27       Financial data schedule

     (a)      REPORTS ON FORM 8-K:

         Current  Report on Form 8-K on  September  19, 2000 filed,  pursuant to
         Item 5 of the report, containing a copy of the Company's press release titled "Levi Strauss & Co. Third-Quarter and Nine-Month Financial Results Reflect Ongoing Progress in Business Turnaround."

         Current  Report on Form 8-K on  September  29, 2000 filed,  pursuant to
         Item 5 of the report, containing a copy of the Company's press release titled "Levi Strauss & Co. to Pursue $350 Million Private Placement of Senior Notes."

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: September 29, 2000                    Levi Strauss & Co.
                                            ------------------
                                            (Registrant)



                                    By:     /s/ WILLIAM B. CHIASSON
                                            -----------------------
                                            William B. Chiasson
                                            Senior Vice President and
                                            Chief Financial Officer