Form 10-K
period 2000-11-26
LEVI STRAUSS & CO
filed 2001-02-05
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 26, 2000



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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x]

The Company is privately held. Nearly all of its common equity is owned by members of the families of several descendants of the Company's founder, Levi Strauss. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value ------ 37,278,238 shares outstanding on February 1, 2001

Documents incorporated by reference:  None

                               LEVI STRAUSS & CO.

                         TABLE OF CONTENTS TO FORM 10-K

                    FOR FISCAL YEAR ENDING NOVEMBER 26, 2000





                                     PART I
                                                                                                           PAGE
Item 1.   Business......................................................................................     3

Item 2.   Properties....................................................................................    12

Item 3.   Legal Proceedings.............................................................................    13

Item 4.   Submission of Matters to a Vote of Security Holders...........................................    13


                                                         PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................    14

Item 6.   Selected Financial Data.......................................................................    15

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .........    17

Item 7A.Quantitative and Qualitative Disclosures About Market Risk......................................    33

Item 8.   Financial Statements and Supplementary Data...................................................    38

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    72


                                                         PART III
Item 10.  Directors and Executive Officers of the Registrant............................................    73

Item 11.  Executive Compensation........................................................................    77

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................    81

Item 13.  Certain Relationships and Related Transactions................................................    85


                                                         ITEM IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................    86

SIGNATURES..............................................................................................    92

Financial Statement Schedules...........................................................................    94

Supplemental Information................................................................................    95

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are one of the world's leading branded apparel companies with sales in more than 80 countries. We design and market jeans and jeans-related pants, casual and dress pants, shirts, jackets and related accessories for men, women and children under our Levi's(R), Dockers(R) and Slates(R) brands. Our products are distributed in the United States primarily through chain retailers and department stores and abroad primarily through department stores and specialty retailers. We also maintain a network of approximately 750 franchised or independently owned stores dedicated to our products outside the United States and operate a small number of company-owned stores.


                         LEVI'S(R) BRAND                    DOCKERS(R) BRAND              SLATES(R) BRAND
                         ---------------                    ----------------              ---------------
PRODUCTS:                Men's, women's and kids'--         Men's, women's and boys'--    Men's and women's-- dress
                         jeans, jeans-related products,     casual pants, shorts,         pants, skirts, tops, jackets,
                         knits and woven tops, outerwear    skirts, knit and woven        outerwear and accessories
                         and accessories                    tops, outerwear and
                                                            accessories

GEOGRAPHIC MARKETS:      Men's and women's-- global         Men's and women's-- global    Men's and women's-- U.S.
                         Kids'-- primarily U.S.             Boys'-- U.S. only             only

PERCENTAGE OF 2000
NET SALES:               75%                                23%                           2%


     Our business is currently organized into three geographic divisions: the Americas, consisting of the United States, Canada and Latin America; Europe, including the Middle East and Africa; and Asia Pacific. Our operations in the United States are conducted primarily through Levi Strauss & Co., while our operations outside the United States are conducted primarily through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. In 2000, we had net sales of $4.6 billion, of which the Americas, Europe and Asia Pacific accounted for 68%, 24% and 8%, respectively. In 1999, we had net sales of $5.1 billion.

OUR BUSINESS STRATEGY

     Our primary strategic goals are to continue stabilizing our business and position it for profitable growth. We believe achievement of these objectives will help us increase our financial strength and flexibility and meet our goal of regaining investment grade ratings on our debt securities. To achieve these goals, we have several key business strategies.

REINVIGORATE OUR BRANDS THROUGH BETTER PRODUCT INNOVATION AND INCREASED CONSUMER AND CHANNEL RELEVANCE.

     We believe that an integrated presentation of new and innovative products and marketing programs targeted to specific consumer and retail segments is crucial to generating consumer demand and increasing sales for our products. We intend to:

     o focus on continually updating our core products and creating new products, such as our Levi's(R) Engineered Jeans(TM), that incorporate design innovations, new fabrics and new finishes and that draw on our long heritage of originality in product design and fabrication;

     o design and market products that are relevant to our various consumer segments ranging from teenagers and trend initiators who demand fashion-forward styles, to urban professionals who desire sophisticated casual wear, as well as to the broad group of consumers who want mainstream, quality branded jeanswear and khaki pants for everyday and business wear;

     o take advantage of consumer recognition of our brands and market opportunities by expanding our product offerings in women's apparel, tops and licensed merchandise such as outerwear, shoes and belts;

     o capitalize on our global brand recognition and marketing capabilities by adopting successful products and design concepts developed in one region and introducing them to other geographic markets in which we operate;

o target our product offerings to specific distribution channels in order to reach discrete consumer segments, create differentiation for our retail customers and between our brands, strengthen our position in our existing channels and address shifts in retail distribution channels in both the United States and Europe; and

     o develop product-focused marketing programs using both traditional advertising vehicles such as television, print and point-of-sale materials and other vehicles such as concert sponsorships, product placement and Internet sites.


ACHIEVE OPERATIONAL EXCELLENCE.

     We  are   implementing   strategies  and  processes  for  more  effectively
anticipating and fulfilling product demand and replenishing core items. We intend to:

     o improve the coordination of our design, merchandising, forecasting, sourcing and logistics processes to reduce product lead times, ensure product availability and improve fill rates;

     o    improve  the linkage of   product  supply  to  consumer demand and our
          ability to ship product orders in a timely manner;

     o    focus  on  working  capital  control  through  improved   forecasting,
          inventory management and product mix; and

     o improve our product sourcing and operating efficiencies to further reduce product costs and control operating expenses.


IMPROVE OUR RELATIONSHIPS WITH OUR CUSTOMERS AND UPGRADE THE PRESENTATION OF OUR PRODUCT AT RETAIL.

     We distribute our products in a wide variety of retail formats around the world including chain and department stores, franchise stores dedicated to our brands and specialty retailers. Through better relationships and collaborative business planning with our customers, we must ensure that the right products are available and in-stock at retail and are presented in ways that enhance brand appeal and attract consumers. We intend to:

     o    engage  in more  collaborative  planning  and  performance  monitoring
          processes  with  our  retail   customers  to  achieve  better  product
          presentation, assortment and inventory management;

     o improve the presentation of our product at retail through new retailing formats, better fixturing and visual merchandising, on-floor merchandising services and other sales-area upgrade programs;

     o implement an outlet strategy through new accounts and expanded product offerings without incurring capital expenditures;

     o increase the number of franchised or other retail formats dedicated to our Dockers(R) brand products outside the United States in order to present the brand in a focused, image-enhancing environment.

OUR BRANDS AND PRODUCTS

     We market a broad line of branded jeanswear, casual wear and dress pants that appeal to diverse demographic groups in markets around the world. Through a number of sub-brands and product lines under the Levi's(R), Dockers(R) and Slates(R) brands, we target specific consumer segments and provide product differentiation for our retail customers in our selected distribution channels. We focus on creating new, innovative products relevant to our target consumers, as well as ensuring that our core, traditional products are updated with new finishes, fabrications and colors. We strive to leverage our global brand recognition, product design and marketing capabilities to take products and design concepts developed in one region and introduce them in other geographic markets.

LEVI'S(R) BRAND

     We market jeans and jeans-related products under the Levi's(R) brand around the world. Since their invention in 1873, Levi's(R) jeans have become one of the most successful and widely recognized brands in the history of the apparel industry. In fiscal year 2000, sales of our Levi's(R) brand products represented approximately 75% of our net sales, and accounted for approximately 67% of net sales in the Americas, approximately 91% of net sales in Europe and approximately 95% of net sales in Asia Pacific.

     Our Levi's(R) brand features a wide range of product offerings including:

     o RED TAB(TM) PRODUCTS. Our Red Tab(TM) product line, identified by our Tab Device trademark on the back pocket, encompasses a variety of basic jeans with different silhouettes, fits, fabrics (including denim and corduroy) and finishes intended to appeal to a wide range of consumers. Our core line is anchored by the classic 501(R) button-fly jean, named by Time Magazine as the "Best Fashion of the Century" in its December 31, 1999 edition. We distribute Red Tab(TM) products worldwide through many of our distribution channels.

     o LEVI'S(R) ENGINEERED JEANS(TM). Developed in Europe, Levi's(R) Engineered Jeans(TM) represent our reinvention of the blue jean and the first international jeanswear launch in our history. These jeans are ergonomically engineered to fit the body's contours and have a three-dimensional shape that we believe provides innovative design, unique style, superior comfort and ease of movement. We target Levi's(R) Engineered Jeans(TM) to 15- to 24-year-olds in Asia, Europe and the Americas primarily through independent retailers, specialty stores and Original Levi's Store(R) retail shops.

     o SILVERTAB(R) PRODUCTS. Our Silvertab(R) line targets 15- to 19-year-olds and offers a more fashion-forward product range featuring technologically advanced fabrics, such as microfiber, nylon ripstop and "oily" canvas and innovative finishes for denim jeans. We distribute Silvertab(R) products primarily through department stores and Original Levi's Store(R) retail shops in the Americas.

     o OTHER PRODUCTS. Other Levi's(R) brand products include: Levi's(R) Vintage Clothing for jean "aficionados", a premium line available through high-end specialty stores and independent retailers in Europe, Asia and the United States; the Levi's(R) Red(TM) collection, a European-developed product designed to reflect both our heritage and modern design concepts; L2(R) brand that targets 15- to 24-year-old suburban youth who want fashionable products at value pricing that are distributed through chain stores in the United States and in Asia; and, in conjunction with Philips Electronics NV, Levi's(R) ICD+(TM) (Levi's(R) Industrial Clothing Division+(TM)) in Europe features an innovative line of jackets that integrate wearable electronics with fashion.


DOCKERS(R) BRAND

     We market casual clothing, primarily pants and tops, under the Dockers(R) brand, in more than 40 countries. We launched the brand in 1986 to address an emerging consumer interest in khaki pants. We believe that the Dockers(R) brand, through its product offering and marketing, played a major role in the resurgence of khaki pants and the movement toward casual attire in the workplace by helping create a standard for business casual clothing. According to a 2000 report by the Society for Human Resource Managers, approximately 80% of U.S. workplaces today allow casual business wear at least one day a week. In fiscal year 2000, sales of Dockers(R) brand products represented approximately 23% of our net sales, accounting for approximately 31% of net sales in the Americas, approximately 9% of net sales in Europe and approximately 5% of net sales in Asia Pacific.

     Our Dockers(R) brand offerings are primarily targeted to men and women ages 25 to 39 and include:

     o DOCKERS(R) BRAND. Dockers(R) brand products are the core line of the brand. They include a broad range of casual khaki pants and are complemented by a variety of tops and seasonal pant products in a range of fits, fabrics, colors and styles. We distribute these products in the Americas, Europe and Asia through a variety of channels, including department stores and chain stores.

     o DOCKERS(R) PREMIUM. The Dockers(R) Premium pant line provides a range of cotton pants constructed from premium fabrics with sophisticated details in a range of finishes, fits, styles and colors. We distribute these products through department stores in the United States.

     o DOCKERS(R) RECODE(TM). In Spring 2000, we launched the Dockers(R) Recode(TM) sub-brand exclusively in U.S. department stores in order to appeal to more fashion-involved consumers who want modern casual clothes. A slightly more fashion-

          forward line of pants and tops, the sub-brand consists of cotton-blended fabrications in a sophisticated color spectrum. In Fall 2000, we expanded the collection with an offering of sweaters, outerwear, shoes and belts marketed by our licensees.

     o DOCKERS(R) K-1 KHAKIS. The brand's first global product launch, Dockers(R) K-1 Khakis is a premium khaki pant inspired by the authentic army khaki and made from the original Cramerton(R) army cloth. In Fall 2000, we introduced a complete collection with new colors and fabrics in shirts, sweaters, belts, outerwear and a variety of pants, all inspired by military and antique workwear themes. We distribute Dockers(R) K-1 Khakis through specialty and department stores in Europe, Asia and the Americas, but will discontinue this line in the United States in 2001 in order to heighten our focus on other Dockers(R) lines.

     o OTHER PRODUCTS. Our other Dockers(R) product lines include Exact(TM) A Dockers(R) Brand, a collection of more refined casual dress styling available through chain stores; and Dockers(R) D(TM) products, a new boys' line distributed in the United States targeted towards boys ages 4 to 14. We work with established licensees to develop and market complementary products under the Dockers(R) brand, including outerwear and leather goods, men's and women's footwear, men's sweaters, hosiery and golf apparel.

SLATES(R) BRAND

     We market modern, sophisticated clothes for men and women under the Slates(R) brand in the United States. Launched in Fall 1996, the Slates(R) brand became a leading men's dress pant brand at department stores by the end of 1997.

     Our Slates(R) brand offerings include:

     o MEN'S SLATES(R). The men's Slates(R) brand collection of pants, shirts, sweaters and outerwear, combines contemporary styles with modern fabrics and colors. We position the brand between casual pants and tailored clothing and design and market it to meet the 25- to 34-year-old consumer's desire for a younger and more sophisticated casual look. This brand is distributed to department stores and specialty stores.

     o WOMEN'S SLATES(R). In Fall 2000, we added a new line of women's dress-casual clothing to the Slates(R) brand. The "Slates(R) Janet Howard(R)" line, designed by Janet Howard, targets women ages 24 to 35 with a designer-inspired line of dress pants, skirts, tops, sweaters and dress jackets. We distribute this line of products to higher-end department stores to fill a gap between the classic and contemporary women's apparel categories.

     o OTHER PRODUCTS. For men's products, we produce the pants in the Slates(R) line and work with established licensees to develop and market complementary products under the Slates(R) brand, including a broad assortment of knit and woven tops, dress shirts, sweaters, hosiery and outerwear and, planned for Spring 2001, ties, sportcoats and suit separates.


SALES, DISTRIBUTION AND CUSTOMERS

     We distribute our products on a worldwide basis through selected retail channels, including chain stores, department stores, specialty stores, dedicated franchised stores, outlets, Internet sites and mail-order catalogs. Our distribution strategy focuses on:

     o improving the presentation of our products at retail through introducing new retailing formats, executing new fixturing, visual merchandising and other sales-area upgrade programs and providing on-floor merchandising services; and

     o strengthening our relationships with our retail customers through more collaborative planning and performance monitoring processes, providing sub-brands and products to specific distribution channels in order to create points of differentiation for our customers and providing them with products targeted for their core consumers.

AMERICAS

     In the Americas, we distribute our products through national and regional chains, department stores, specialty stores and Original Levi's Store(R) and Dockers(R) Store retail shops. We have approximately 3,000 retail customers operating more than 16,800 locations in the United States and Canada. Sales of Levi's(R), Dockers(R) and Slates(R) products to our top five and top 10 customers in the United States accounted for approximately 36% and 48% of our total net sales in fiscal year 2000, and approximately 54% and 70% of our Americas net sales in fiscal year 2000, as compared to approximately 34% and 46% of our total net sales in fiscal year 1999, and approximately 51% and 69% of our Americas net sales in fiscal year 1999. Our top 10 customers in 2000, on both an Americas and total company basis, were Designs, Inc., Dillards, Inc., Federated Department Stores, Inc., Goody's Family Clothing, Inc., J.C. Penney, Kohl's Corporation, The May Department Stores Company, the Mervyn's unit of Target, Sears, Roebuck & Co. and Specialty Retailers. J.C. Penney is the only customer that represented more than 10% of our total net sales, accounting for 12%, 11% and 12% of our total net sales in fiscal years 2000, 1999 and 1998, respectively. We also target limited distribution premium products like Levi's(R) Vintage Clothing to independent, image-conscious specialty stores in major metropolitan areas who cater to more fashion-forward, trend-influential consumers.

EUROPE

     Our European customers include large department stores, such as Corte Ingles in Spain, Galeries Lafayette in France and Karstadt Quelle AG in Germany; dedicated, single-brand Original Levi's Store(R) and Dockers(R) Store retail shops; mail order accounts; and a substantial number of independent retailers operating either a single or small group of jeans-focused stores or general clothing stores. We depend for nearly half our European sales on these independent retailers, who are under increasing pressure from both vertically integrated specialty stores and department stores. The more varied and fragmented nature of European retailing means that we are less dependent on major customers than we are in the United States. In fiscal year 2000, our top 10 European customers accounted for approximately 10% of our total European net sales.

ASIA PACIFIC

     In Asia Pacific, we generate over half of our sales through the specialty store channel, which includes multi-brand as well as independently owned Original Levi's Store(R) retail shops. The rest of our products are sold through department stores and general merchandise stores. As in Europe, the varied and fragmented nature of Asian retailing means we are less dependent on individual customers in the region. Our Asia Pacific business is heavily weighted toward Japan, which represented approximately 63% of our 2000 net sales in the region.


DEDICATED STORES

     We have a network of approximately 750 franchised or other independently owned stores selling Levi's(R) brand or Dockers(R) brand products under the "Original Levi's Store(R)", "Levi's(R) Store" and "Dockers(R) Store" names in Europe, Asia, Canada and Latin America. These dedicated-format stores are strategically important as vehicles for demonstrating the breadth of our product line, enhancing brand image and generating sales. These stores also are an important distribution channel in newer and smaller markets in Eastern Europe, Asia Pacific and Latin America. We own and operate a small number of stores dedicated to the Levi's(R) brand, including stores in the United States located in New York, Chicago, Orange County, San Francisco, San Diego, Boston and Seattle and in Europe in London, Milan, Paris and Berlin.

     We also own in the United States and Japan, and license third parties in the United States and abroad to operate outlet stores for the disposition of closeout, irregular and return goods. Sales in fiscal year 2000 through our outlet channels in the United States represented approximately 8% of our Americas net sales and approximately 5% of our total net sales. We use the outlet store channel to support our brands by moving closeout and irregular goods as quickly as possible through the stores and by reducing the flow of goods to channels that are not consistent with brand image and distribution strategies. In order to better meet consumer needs and to participate effectively in the value distribution channel, we supplement the product offering to the outlet and related stores in the United States by producing selected basic products, including jeans, khaki pants and denim shirts, specifically for those stores.

INTERNET

     We operate web sites devoted to each of the Levi's(R), Dockers(R) and Slates(R) brands as marketing vehicles to enhance consumer understanding of our brands. We do not sell products directly to consumers through the Internet. In the United States, our products are currently sold online through specifically authorized Internet sites that meet our standards, such as www.macys.com, operated by Federated, and www.jcpenney.com, operated by J.C. Penney. In Europe, authorized dealers and mail order accounts who meet our standards relating to customer service, return policy, site content, trademark use and other matters may sell our products to consumers through their own Internet sites.


ADVERTISING AND PROMOTION

     We make substantial investments in advertising, retail and promotion activities in support of our brands to increase consumer relevance and to drive consumer demand. We expensed approximately $402.7 million, or 8.7% of total net sales, on these activities in fiscal year 2000. We advertise through a broad mix of media, including television, national publications, billboards and other outdoor vehicles. We execute both global and region-specific marketing programs to achieve consistent brand positioning while allowing flexibility to optimize program execution in local markets. Examples of our global marketing initiatives include our sponsorships of World AIDS Day and advertising campaigns associated with the global launch of Levi's(R) Engineered Jeans(TM).

     Our marketing strategy focuses on:

     o developing clear consumer value propositions that drive product development and messaging in order to differentiate our brands and products;

     o    developing  integrated marketing programs that effectively  coordinate
          product   launches  and  promotions  with  specific   traditional  and
          non-traditional advertising and retail point of sales activities;

     o    creating superior quality, product-focused advertising; and

     o enhancing presentation of product at retail through innovative retail initiatives.

     We are increasing our use of less traditional marketing vehicles, including event and music sponsorships, product placement in television shows, music videos and films and alternative marketing techniques, including street-level and nightclub events and similar targeted, small-scale activities. Recent activities include cosponsoring with Sears the fall tour of the Grammy award winner Christina Aguilera. The multi-program "Make Them Your Own"(TM) campaign for the Levi's(R) brand in the United States, launched in summer 2000, features print and television advertising, interactive online activities and a customized tractor-trailer featuring games, product displays, video "style-cam", and karaoke that travels to concert venues and retail locations.


COMPETITION

     The worldwide apparel industry is highly competitive and fragmented. We compete in all of our markets with numerous designers, manufacturers, private labels and specialty store retailers, both domestic and foreign. The success of our business depends on our ability to shape and stimulate consumer tastes and demands by producing innovative, attractive, and competitively priced fashion products. In fashion-sensitive markets, such as the jeans and casual wear markets, barriers to entry are sufficiently low so that talented designers and others can become meaningful competitors soon after establishing a new label. We believe that the primary factors upon which we compete are:

     o anticipating and responding to changing consumer demands in a timely manner;

     o    maintaining favorable brand recognition;

     o developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

     o    pricing products;

     o    providing strong and effective marketing support;

     o    creating an acceptable value proposition for retail customers;

     o ensuring product availability and optimizing supply chain efficiencies with retailers; and

     o obtaining sufficient retail floor space and effective presentation of products at retail.

     We believe our competitive strengths include:

     o    strong worldwide brand recognition;

     o    competitive product quality and value;

     o long-standing relationships with leading department stores and other chain stores worldwide;

     o our network of franchised and other Original Levi's Store(R) and Dockers(R) Store retail shops in Europe, Asia, Canada and Latin America; and

     o    our commitment to ethical conduct and social responsibility.

     We believe that the total unit sales of Levi's(R) brand jeans in the United States is second only to the combined total unit sales in the United States of VF Corporation's principal jeans brands, Wrangler, Lee and Rustler. We believe that the total unit sales of Levi's(R) brand jeans on a pan-European basis and on a pan-Asia Pacific basis is greater than the total unit sales of jeans of any single brand in those regions and that there is no single competitor offering multiple brands with greater total sales of jeans in either of those regions.


AMERICAS

     We face intense competition across all of our brands from designer labels, vertically integrated specialty stores, mass merchandisers, private labels and fashion labels. We sell both basic and fashion-oriented products under the Levi's(R), Dockers(R) and Slates(R) brands to retailers in diverse channels across a wide range of retail price points. As a result, we face a wide range of competitors, including:

     o other jeanswear manufacturers, including VF Corporation, marketer of the Lee, Wrangler and Rustler brands;

     o fashion-oriented designer apparel marketers, including Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises,
          Guess?, Inc. and Tommy Hilfiger Corp.;

     o    vertically   integrated    specialty   stores,   including  Gap  Inc.,
          Abercrombie & Fitch, American Eagle Outfitters Inc., J. Crew and Eddie Bauer, Inc.;

     o lower-volume but high visibility fashion-forward jeanswear brands that appeal to the teenage market, including the FUBU, JNCO, Lucky, MUDD and Diesel brands;

     o casual wear manufacturers, including Haggar Corp., Liz Claiborne, Inc. and Savane International Corp.;

     o retailer private labels, including J.C. Penney's Arizona brand and Sears' Canyon River Blues and Canyon River Khakis brands; and

     o    mass merchandisers, including Wal-Mart Stores, Inc., Target and Kmart.

EUROPE

     While there is no one particular brand with a strong pan-European presence, strong local brands and retailers exist in certain markets, including Diesel in Italy and Scandinavia, Pepe in Spain and Lee Cooper in France. Zara, Hennes & Mauritz AB, Energie and other vertically integrated specialty retailers, and athletic wear firms such as adidas-Salomon, also offer competitive products and are an increasing competitive force in the market. Our principal U.S. competitors, including Gap Inc. and VF Corporation, are expanding their collective presence in Europe. While these U.S. competitors generally lack the presence in Europe they enjoy in the United States, we believe they view Europe as a significant growth opportunity, and we anticipate increased competition from them going forward.


ASIA PACIFIC

     Competitors in the jeanswear market consist of both regional brands, such as Edwin, our principal competitor in Japan, and U.S. brands, including Guess?, Lee and Wrangler, which offer basic products available in local markets. Competitors in both jeanswear and casual apparel also include vertically integrated specialty stores, such as UNIQLO, Gap Inc., Esprit and Eddie Bauer in Japan, and Giordano, a more value-focused retailer that operates throughout the region.


SOURCING, MANUFACTURING AND RAW MATERIALS

     Our supply chain strategy focuses on improving the linkage of our product supply to consumer demand and our ability to ship product orders in a timely manner. We obtain our products from a combination of company-owned facilities and independent manufacturers. Over the last three years, we shifted our sourcing base substantially toward outsourcing by closing 29 company-owned production and finishing facilities in North America and Europe. We believe that outsourcing allows us to maintain production flexibility while avoiding the substantial capital expenditures and costs related to maintaining a large internal production capability.

     Each of our operating regions operates a supply chain network that provides product management, demand-forecasting, quality assurance, manufacturing and logistics support to our brands. Within each of our brands, merchandisers and designers create seasonal product plans that are intended to reflect consumer preferences, market trends and retail customer requirements. During the development phase, the merchandisers and designers work closely with the product managers to ensure completion of manufacturing specifications and costing for each product in the seasonal plan. They also consult with forecast specialists and sales representatives to determine the potential unit volume for the fashion and replenishment products in the plan. Once the brand's seasonal plan is finalized, product managers focus on sourcing the products in the plan.

     We purchase the fabric and raw materials used in our business, particularly denim and twill, from several suppliers, including Cone Mills, Burlington Industries, Galey & Lord, including its Swift Denim subsidiary and American Cotton Growers. In addition, we purchase thread, trim, buttons, zippers, snaps and various other product components from numerous suppliers. We do not have long-term raw materials or production contracts with any of our principal suppliers, except for Cone Mills, which is the sole worldwide supplier of the denim used for our 501(R) jeans, and which supplied approximately 24%, 22% and 24% in 2000, 1999 and 1998, respectively, of the total volume of fabrics we purchased worldwide. Our contract with Cone Mills provides for a rolling five-year term unless either Cone Mills or we elect not to extend the agreement, upon which the agreement will terminate at the end of the then-current term. The contract also ensures our supply for three years following a change of control of Cone Mills. We may terminate the Cone Mills contract at any time upon 30 days notice. We have not experienced any material difficulty in obtaining fabric and other raw materials to meet production needs in the past.

     Our purchased fabrics are shipped directly from fabric manufacturers to our owned manufacturing plants, to cutting facilities for cutting and shipment on to third party contractors or directly to third party contractors for garment construction. In most cases where we use contractors, we retain ownership of the fabric throughout the manufacturing process. We use numerous independent manufacturers, principally in Latin America and Asia, for the production of our garments. We also use contractors who both produce or purchase fabric and sew the garments. These package contractors represent a small but growing percentage of our production and enable us to reduce working capital relating to work-in-process inventories. We typically conduct business with our contractors on an order-by-order basis. We inspect fabrics and finished goods as part of our quality control program.

     We require all third party contractors who manufacture or finish products on our behalf to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We assess working conditions and contractors' compliance with our standards on a regular basis and implement continuous improvement plans as needed.

     We operate 21 dedicated distribution centers in 18 countries. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers. In some instances, we outsource distribution activities to third party logistics providers.

TRADEMARKS

     We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. Levi's(R), Silvertab(R), 501(R), L2(R), Dockers(R), Slates(R), the Arcuate trademark, the Tab Device and Two Horse are among our core trademarks. We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries where our products are manufactured and sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks and initiating litigation as necessary. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world. We grant licenses to other parties to manufacture and sell products with our trademarks in product categories and in geographic areas in which we do not operate.

SEASONALITY AND BACKLOG

     Our sales do not vary substantially by quarter in any of our three regions, as the apparel industry has become less seasonal due to more frequent selling seasons and offerings of both basic and fashion oriented merchandise throughout the year. In addition, all of our orders are subject to cancellation. For those reasons, our order backlog may not be indicative of future shipments.

SOCIAL RESPONSIBILITY

     We have a long-standing corporate culture characterized by ethical conduct and social responsibility. Our culture and values are reflected in policies and initiatives that we believe distinguish us from others in the apparel industry. We were a pioneer in many social and cultural areas:

     o We were the first multinational company to develop a comprehensive code of conduct intended to ensure that workers making our products anywhere in the world would do so in safe and healthy working conditions and be treated with dignity and respect.

     o Our commitment to social justice is highlighted by a unique initiative that addresses racial prejudice and seeks to improve race relations by supporting community organizations working together to eliminate racism.

     o We were among the first companies to offer employee benefits such as flexible time-off policies and domestic partner benefits.

     o    We have been a leader in promoting AIDS awareness and education  since
          1982.

     We are active in the communities where we have a presence. We and the Levi Strauss Foundation jointly contributed $17.2 million during fiscal year 2000 to community agencies in over 40 countries to support employee volunteerism and programs in AIDS prevention and care, economic empowerment, youth empowerment and social justice. In addition, we support more than 75 community involvement teams worldwide that facilitate employee volunteerism and raise funds for community projects.

EMPLOYEES

     As of November 26, 2000, we employed approximately 17,300 people, approximately 9,000 of whom were located in the United States. Most of our production and distribution employees in the United States are covered by various collective bargaining agreements. Outside the United States, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We consider our relations with our employees to be good and have not recently experienced any material job actions or labor shortages.

ITEM 2.  PROPERTIES

     We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We have renewal rights in most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about manufacturing, finishing and distribution facilities and other key operating properties in use as of November 26, 2000 is summarized in the following table:


      LOCATION                                                                     PRIMARY USE                  LEASED/OWNED
      --------                                                                     -----------                  ------------
      UNITED STATES
      Little Rock, AR..........................................................    Distribution                    Owned
      Hebron, KY...............................................................    Distribution                    Owned
      Canton, MS...............................................................    Distribution                    Owned
      Henderson, NV............................................................    Distribution                    Owned
      San Antonio, TX..........................................................    Finishing                       Owned
      San Antonio, TX..........................................................    Manufacturing                   Owned
      San Francisco, CA........................................................    Manufacturing                   Owned
      Blue Ridge, GA...........................................................    Manufacturing                   Owned
      Powell, TN...............................................................    Manufacturing                   Owned
      Brownsville, TX..........................................................    Manufacturing                   Owned
      El Paso (Kastrin), TX....................................................    Manufacturing                   Owned
      San Benito, TX...........................................................    Manufacturing                   Owned
      Westlake, TX.............................................................    Data Center                     Leased

      OTHER AMERICAS
      Buenos Aires, Argentina..................................................    Distribution                    Leased
      Cotia, Brazil............................................................    Distribution                    Leased
      Rexdale, Canada..........................................................    Distribution                    Owned
      Stoney Creek, Canada.....................................................    Manufacturing                   Owned
      Brantford, Canada........................................................    Finishing                       Leased
      Edmonton, Canada.........................................................    Manufacturing                   Leased
      Naucalpan, Mexico........................................................    Distribution                    Leased

      EUROPE, MIDDLE EAST AND AFRICA
      Schoten, Belgium.........................................................    Distribution                    Leased
      Les Ulis, France.........................................................    Distribution                    Leased
      Heustenstamm, Germany....................................................    Distribution                    Owned
      Kiskunhalas, Hungary.....................................................    Manufacturing, Finishing        Owned
                                                                                   and
                                                                                   Distribution
      Milan, Italy.............................................................    Distribution                    Leased
      Amsterdam, Netherlands...................................................    Distribution                    Leased
      Plock, Poland............................................................    Manufacturing and Finishing     Leased
      Warsaw, Poland...........................................................    Distribution                    Leased
      Dundee, Scotland.........................................................    Manufacturing                   Owned
      Bellshill, Scotland......................................................    Finishing                       Owned
      Northhampton, U.K........................................................    Distribution                    Owned
      Cape Town, South Africa..................................................    Manufacturing, Finishing        Leased
                                                                                   and Distribution
      Sabedell, Spain..........................................................    Distribution                    Leased
      Bonmati, Spain...........................................................    Manufacturing                   Owned
      Olvega, Spain............................................................    Manufacturing                   Owned
      Helsingborg, Sweden......................................................    Distribution                    Owned
      Corlu, Turkey............................................................    Manufacturing, Finishing        Owned
                                                                                   and Distribution

      ASIA PACIFIC
      Auckland, New Zealand....................................................    Distribution                    Leased
      Adelaide, Australia......................................................    Manufacturing and               Owned
                                                                                   Distribution
      Bangalore, India.........................................................    Distribution                    Leased
      Jawa Barat, Indonesia....................................................    Finishing                       Leased
      Hiratsuka Kanagawa, Japan................................................    Distribution                    Owned
      Makati, Philippines......................................................    Distribution                    Leased
      Makati, Philippines......................................................    Manufacturing                   Leased

     Our global headquarters and the headquarters of our Americas business are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore. We also lease or own over 110 administrative and sales offices in 44 countries, as well as lease a number of small warehouses in nine countries. In addition, we have 52 company-operated retail and outlet stores in eight countries in owned and leased premises, of which 10 stores are outlet stores in the United States, and 15 stores are located in Poland. We also own or lease several facilities we formerly operated and have closed.


ITEM 3.  LEGAL PROCEEDINGS

     We are subject to claims against us, and we make claims against others, in the ordinary course of our business, including claims arising from the use of our trademarks and with respect to employment matters. We do not believe that the resolution of any pending claims will materially adversely affect our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during our 2000 fiscal fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     (a) Our shares of common stock are held by members of the families of several descendants of our founder, Levi Strauss, and by several former members of our management. There is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

     All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Peter E. Haas, Sr., Peter E. Haas,
Jr., Robert D. Haas and F. Warren Hellman. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders who, as a result of the voting trust, legally hold "voting trust certificates", not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

     The voting trust will last until April 2011, unless the trustees unanimously decide, or holders of at least two-thirds of the outstanding voting trust certificates decide, to terminate it earlier. If Robert D. Haas ceases to be a trustee for any reason, then the question of whether to continue the voting trust will be decided by the holders. If Peter E. Haas, Sr. ceases to be a trustee, his successor will be his spouse, Miriam L. Haas. The existing trustees will select the successors to the other trustees. The agreement among the stockholders and the trustees creating the voting trust contemplates that, in selecting successor trustees, the trustees will attempt to select individuals who share a common vision with the sponsors of the 1996 transaction that gave rise to the voting trust, represent and reflect the financial and other interests of the equity holders and bring a balance of perspectives to the trustee group as a whole. A trustee may be removed if the other three trustees unanimously vote for removal or if holders of at least two-thirds of the outstanding voting trust certificates vote for removal.

     Our common stock, as noted, and the voting trust certificates, are not publicly held or traded. All shares and the voting trust certificates are subject to a stockholders' agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to us. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares, certificates or other access to liquidity. The scheduled expiration date of the stockholders' agreement is five years later than that of the voting trust agreement in order to permit an orderly transition from effective control by the voting trust trustees to direct control by the stockholders.


     We may hold "annual stockholders' meetings" to which all voting trust certificate holders are invited to attend. These meetings are not a "meeting of stockholders" in the traditional corporate law sense; under the voting trust agreement, the trustees, not the voting trust certificate holders, elect the directors and vote the shares on most other corporate matters. In addition, the meetings are not official formal meetings, under the voting trust agreement, of the voting trust certificate holders. Instead, these annual gatherings are opportunities for the voting trust certificate holders to interact with the board of directors and management and to learn more about our business.

     (b) As of January 1, 2001, there were 164 record holders of voting trust certificates.

     (c) We did not declare or pay any dividends in our two most recent fiscal years. Our current bank credit facilities prohibit our declaring or paying any dividends without first obtaining consents from our lenders. In addition in January 2001, we entered into indentures relating to our 11.625% senior notes due 2008 that prohibit our paying any dividends unless we meet specific requirements. For more detailed information about our bank credit facilities and senior notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected financial data. The following selected statements of income data and cash flow data for fiscal years 2000, 1999, 1998, 1997 and 1996 and the consolidated statement of balance sheet data of such periods are derived from our financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

     The financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes to those financial statements, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the 2000 presentation.


                                                                    YEAR ENDED
                                                                    ----------
                                        NOVEMBER 26,  NOVEMBER 28, NOVEMBER 29,  NOVEMBER 30, NOVEMBER 24,
                                            2000          1999         1998          1997         1996
                                            ----          ----         ----          ----         ----
                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales........................          $4,645,126  $ 5,139,458  $ 5,958,635   $ 6,861,482  $ 7,136,304
Cost of goods sold...............           2,690,170    3,180,845    3,433,081     3,962,719    4,159,371
                                           ----------  -----------  -----------   -----------  -----------
Gross profit.....................           1,954,956    1,958,613    2,525,554     2,898,763    2,976,933
Marketing, general and
  administrative expenses........           1,481,718    1,629,845    1,834,058     2,045,938    2,029,138
Other operating income                        (32,380)     (24,387)     (25,310)      (26,769)     (28,328)
Excess capacity/restructuring (1)             (33,144)     497,683      250,658       386,792           --
Global Success Sharing Plan(2) ..                  --     (343,873)      90,564       114,833      138,963
Special Compensation Charge(3) ..                  --           --           --            --       76,983
                                           ----------  -----------  -----------   -----------  -----------
Operating income.................             538,762      199,345      375,584       377,969      760,177
Interest expense.................             234,098      182,978      178,035       212,358      145,234
Other (income) expense, net......             (39,016)       7,868       34,849       (18,670)      (4,963)
                                           ----------  -----------  -----------   -----------  -----------
Income before taxes..............             343,680        8,499      162,700       184,281      619,906
Income tax expense...............             120,288        3,144       60,198        46,070      154,977
                                           ----------  -----------  -----------   -----------  -----------
Net income.......................          $  223,392  $     5,355  $   102,502   $   138,211  $   464,929
                                           ==========  ===========  ==========-   ===========  ===========
OTHER FINANCIAL DATA:
EBITDA(4)........................          $  629,743  $   319,447  $   504,357   $   516,863  $   889,714
Adjusted EBITDA(5)...............             596,599      473,257      845,579     1,018,488    1,105,660
Capital expenditures.............              27,955       61,062      116,531       121,595      210,466
Ratio of adjusted EBITDA to
  interest.......................                2.5x         2.6x         4.7x          4.8x         7.6x
Ratio of earnings to fixed
  charges(6).....................                2.0x         1.0x         1.6x          1.6x         3.8x
STATEMENT OF CASH FLOW
  DATA:
Cash flows from operating
  activities.....................          $  305,926  $  (173,772) $   223,769   $   573,890  $   494,138
Cash flows from investing
  activities.....................             154,223       62,357      (82,707)      (76,895)    (242,781)
Cash flows from financing
  activities.....................            (527,062)     224,219     (194,489)     (530,302)  (1,136,300)
BALANCE SHEET DATA:
Cash and cash equivalents.......           $  117,058  $   192,816  $    84,565   $   144,484  $   195,852
Working capital..................             555,062      770,130      637,801       701,535    1,059,940
Total assets.....................           3,205,728    3,670,014    3,867,757     4,012,314    4,167,696
Total debt.......................           2,126,430    2,664,609    2,415,330     2,631,696    3,225,512
Stockholders' deficit(3).........          (1,098,573)  (1,288,562)  (1,313,747)   (1,370,262)  (1,481,577)

--------------
(1) We reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives executed during the past three years, including closing 29 of our owned and operated production and finishing facilities in North America and Europe.
(2) Our Global Success Sharing Plan, adopted in 1996, provides for cash payments to our employees in 2002 if we achieve pre-established financial targets. We recognized and accrued expenses in 1998, 1997 and 1996 for our Global Success Sharing Plan. During 1999, we concluded that, based on our financial performance, the targets under the plan would not be achieved and that the probability of a payment in 2002 is highly unlikely. As a result, in 1999 we reversed into income $343.9 million of accrued expenses, less miscellaneous expenses, previously recorded in connection with the Global Success Sharing Plan.
(3) The special compensation charge and stockholders' deficit resulted from a 1996 transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders agreement. In the 1996 transaction, a group of stockholders of our former parent, Levi Strauss Associates Inc., established a new company, LSAI Holding Corp, to which they contributed approximately 70% of the outstanding shares of Levi Strauss Associates Inc. Levi Strauss Associates Inc. was then merged with a subsidiary of LSAI Holding Corp. In the merger, shares of Levi Strauss Associates Inc. not contributed to LSAI Holding Corp., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash, thereby making Levi Strauss Associates Inc. a wholly-owned subsidiary of LSAI Holding Corp. Funding for the cash payments in the merger was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities. The special compensation charge resulted from the impact of the transaction on various employee plans. In October 1996, Levi Strauss Associates Inc. and LSAI Holding Corp. were merged into Levi Strauss & Co. These transactions were accounted for as a reorganization of entities under common control.
(4) EBITDA equals operating income plus depreciation and amortization expense. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles.
(5)  The calculation for adjusted EBITDA is shown below:

                                                                    YEAR ENDED
                                                                    ----------
                                        NOVEMBER 26, NOVEMBER 28, NOVEMBER 29, NOVEMBER 30,  NOVEMBER 24,
                                            2000         1999         1998         1997          1996
                                            ----         -----        ----         ----          ----
                                                             (DOLLARS IN THOUSANDS)
     EBITDA..........................      $629,743      $319,447     $504,357   $  516,863    $  889,714
     Excess capacity
       reduction/restructuring.......       (33,144)      497,683      250,658      386,792            --
     Global Success Sharing Plan.....            --      (343,873)      90,564      114,833       138,963
     Special Compensation Charges....            --            --                       --         76,983
                                           --------      --------     --------   ----------    ----------
     Adjusted EBITDA.................      $596,599      $473,257     $845,579   $1,018,488    $1,105,660
                                           ========      ========     ========   ==========    ==========

(6) For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest, including capitalized interest, on all indebtedness, amortization of debt issuance cost and that portion of rental expense which we believe to be representative of an interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, including, in particular, statements about our plans, strategies and prospects under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Among these forward looking statements are statements regarding our anticipated performance in fiscal year 2001, specifically statements relating to our net sales, gross profit, advertising expense and capital expenditures.


     We have based the forward-looking statements herein on our current assumptions, expectations and projections about future events. When used in this report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements speak only as of the date of this report, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct or that we will achieve savings or other benefits anticipated in the forward-looking statements. We disclose important factors, some of which may be beyond our control, that could cause actual results to differ materially from management's expectations in this report, including, without limitation:

     o  risks related to the impact of competitive products;

     o  changing fashion trends;

     o  dependence on key distribution channels;

     o  customers and suppliers;

     o  our supply chain executional performance;

     o  ongoing competitive pressures in the apparel industry;

     o  changing international retail environments;

     o  changes in the level of consumer spending or preferences in apparel;

     o  trade restrictions; and

     o political or financial conditions in countries where our products are manufactured.

     For more information on these and other factors, see "Factors That May Affect Future Results." We caution prospective investors not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and the risk factors contained throughout this report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not foot due to rounding).


                                                                          YEAR ENDED
                                                                          ----------
                                                          NOVEMBER 26,   NOVEMBER 28,   NOVEMBER 29,
                                                              2000           1999           1998
                                                              -----          -----          -----

Net sales ............................................        100.0%         100.0%         100.0%
Cost of goods sold....................................         57.9           61.9           57.6
                                                              -----          -----           ----
Gross profit..........................................         42.1           38.1           42.4
Marketing, general and administrative
   expenses...........................................         31.9           31.7           30.8
Other operating income................................         (0.7)          (0.5)          (0.4)
Excess capacity/restructuring charges.................         (0.7)           9.7            4.2
Global Success Sharing Plan...........................           --           (6.7)           1.5
                                                              -----          -----          -----
Operating income......................................         11.6            3.9            6.3
Interest expense......................................          5.0            3.6            3.0
Other (income) expense, net...........................         (0.8)           0.2            0.6
                                                              -----          -----          -----
Income before taxes...................................          7.4            0.2            2.7
Income tax expense....................................          2.6            0.1            1.0
                                                              -----          -----          -----
Net income............................................          4.8%           0.1%           1.7%
                                                              =====          =====          =====
NET SALES SEGMENT DATA:
GEOGRAPHIC
     Americas.........................................         67.8%          66.6%          66.1%
     Europe...........................................         23.8           26.5           27.7
     Asia Pacific.....................................          8.4            7.0            6.2


YEAR ENDED NOVEMBER 26, 2000 AS COMPARED TO YEAR ENDED NOVEMBER 28, 1999

     NET SALES. Total net sales in fiscal year 2000 decreased 9.6% to $4.6 billion, as compared to $5.1 billion in fiscal year 1999. This decrease reflects a combination of factors including volume declines, a higher percentage of closeout sales related to our efforts to clear inventories of slow moving and obsolete fashion products earlier in the year, and the impact of the depreciating Euro. Net sales declined in the Americas and Europe regions, but increased in the Asia Pacific region, as compared to the same period of 1999. If currency exchange rates were unchanged from the prior year period, net sales for fiscal year 2000 would have declined approximately 7%.

     Although year over year total net sales continued to decline, the rate of decline narrowed to 9.6% in fiscal 2000 as compared to 13.7% in fiscal 1999 and 13.2% in fiscal 1998. We believe that positive consumer response to our new product lines, stronger demand for our basic products such as 501(R) jeans in the U.S. and upgraded core products in Asia, improved product-focused marketing support, stronger retail relationships and incremental progress in our shipping execution contributed to the slowing decline in sales. Our narrowing sales decline, particularly in a difficult retail environment, reflects ongoing progress in our business turnaround and efforts to improve performance. We believe we are positioned both operationally and financially to work toward stabilizing our business in fiscal year 2001 and hope to achieve relatively flat net sales on a constant currency basis, compared to fiscal year 2000.

     In fiscal years 2000 and 1999, we had one customer that represented approximately 12% and 11%, respectively, of total net sales. No other customer accounted for more than 10% of total net sales.

     In the Americas, net sales decreased 8.0% to $3.1 billion, as compared to $3.4 billion in fiscal year 1999, due primarily to a drop in volume. Although, this decrease was partially attributable to a weak apparel retail market, including difficult back-to-school and holiday seasons, we experienced increased consumer interest in our Levi's(R) brand product innovations, such as Levi's(R) Engineered Jeans, and higher volume in Dockers(R) product lines.

     In Europe, net sales decreased 18.8% to $1.1 billion, as compared to $1.4 billion in fiscal year 1999. Net sales decreased primarily due to a decline in volume caused by a continued softening of the European apparel market, certain execution issues in our supply chain, lower average unit selling prices resulting from a higher percentage of closeouts sales and the reporting impact of the depreciating Euro. If exchange rates were unchanged from the prior year period, the reported net sales decrease would have been approximately 8% in fiscal year 2000 compared to the prior year period.

     In the Asia Pacific region, net sales increased 9.5% to $392.4 million, as compared to $358.4 million in fiscal year 1999. The increase was primarily driven by volume growth in most markets and the effects of translation to U.S. dollar reported results. These results were achieved despite falling stock markets, political turmoil in the Philippines and slowed consumer spending in Japan. In Japan, which accounts for nearly two-thirds of our business in Asia, we experienced positive retail and consumer response to our new products and upgraded core basics. If exchange rates were unchanged from the prior year period, the reported net sales increase would have been approximately 7% in fiscal year 2000 compared to the prior year period.

     GROSS PROFIT. Gross profit in fiscal year 2000 of $2.0 billion was relatively flat compared to the previous year. Gross profit as a percentage of net sales, or gross margin, increased to 42.1% in fiscal year 2000, as compared to 38.1% in fiscal year 1999. The increase was primarily attributable to a better product mix, as well as improved sourcing costs and the benefit of cost reductions resulting from plant closures taken in prior years. Idle capacity associated with production downtime occurred in 1999 as factory production was curtailed prior to fully closing some North American and European plants. In fiscal year 1999 we determined that the sell-off of obsolete goods would continue in fiscal year 2000 and as a result we marked down inventories accordingly. This resulted in higher costs of goods sold in fiscal 1999, despite the recording of a workers' compensation accrual reversal of approximately $21.0 million. We do not anticipate taking any material restructuring charges relating to additional capacity reductions or reorganization efforts in 2001. We anticipate that gross margin will continue to be in our target range of 40 to 42% in fiscal year 2001.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses for fiscal year 2000 decreased 9.1% to $1.5 billion, as compared to $1.6 billion for the same period last year. Marketing, general and administrative expenses as a percentage of sales for fiscal year 2000 and fiscal year 1999 were each approximately 32%. The dollar decrease in marketing, general and administrative expenses was primarily due to our continuing cost containment efforts, lower salaries and related expenses resulting from prior year restructuring initiatives, lower sales volume-related expenses, lower advertising expenses, lower information technology expenses associated with minimal year 2000 compliance costs in 2000 and an $18.0 million pension curtailment benefit in fiscal year 2000. These decreases were partially offset by increased costs for employee incentive plans in fiscal year 2000. The increase in incentive plans during fiscal year 2000 was due to stronger performance against financial targets. In addition, marketing general and administrative expenses in fiscal year 1999 included the benefit from a reversal of employee incentive costs due to weak performance against financial targets.

     Advertising expense for fiscal year 2000 decreased 17.8% to $402.7 million, as compared to $490.2 million in the same period in 1999. Advertising expense as a percentage of sales in fiscal year 2000 decreased 0.8 percentage points to 8.7%, as compared to 9.5% for the same period in 1999. The decrease in advertising expense as a percentage of sales for fiscal year 2000, compared to the prior year period was consistent with our plans to better focus our marketing support initiatives and to align them more effectively with new product introductions and retail presentation. In fiscal year 2001, we expect to maintain advertising spending in a range of 8 to 9%, as a percentage of sales.

     OTHER OPERATING INCOME. For fiscal year 2000, licensing income increased 32.8% from the same period in 1999. The increase was primarily due to more focus on expanding our brand collection with licensed merchandise such as outerwear, shoes and belts.

     EXCESS CAPACITY/RESTRUCTURING CHARGES. For fiscal year 2000, we reversed charges of $33.1 million primarily due to periodic reevaluation of estimates related to the restructuring initiatives. In fiscal year 1999, we recorded charges of $497.7 million that were associated with our corporate overhead restructuring initiatives and plant closures in North America and Europe.

     GLOBAL SUCCESS SHARING PLAN. In fiscal year 2000, we recorded no expense for Global Success Sharing Plan. In fiscal year 1999, we reversed into income $343.9 million of previously recorded expenses associated with the Global Success Sharing Plan. This reversal of the Global Success Sharing Plan liability was based on our lower estimate of financial performance through the year 2001 and the determination that payment in 2002 under the Global Success Sharing Plan is highly unlikely.

     OPERATING INCOME. For fiscal year 2000, we recorded operating income of $538.8 million, as compared to $199.3 million in the same period in 1999. This increase was due to an improved gross margin, lower marketing, general and administrative expenses and the reversal of restructuring charges in fiscal year 2000. In addition, reported results in fiscal year 1999 were affected by charges related to the restructuring initiatives, net of benefits for the Global Success Sharing Plan reversal. Excluding the fiscal year 2000 benefit of $33.1 million related to the reversal of restructuring costs, the fiscal year 1999 charge of $497.7 million related to restructuring costs and the $343.9 million benefit related to the Global Success Sharing Plan reversal, operating income for fiscal year 2000 would have increased approximately 43% compared to the same period in 1999.

     INTEREST EXPENSE. Interest expense for fiscal year 2000 increased 27.9% to $234.1 million, as compared to $183.0 million for the same period in 1999. This increase was due to higher interest rates associated with new credit facilities, customer service center equipment financing agreements and higher market interest rates.

     OTHER INCOME/EXPENSE, NET. For fiscal year 2000 we recorded $39.0 million of other income, net, as compared to an other expense, net of $7.9 million in the same period in 1999. The increase for fiscal year 2000 was primarily attributable to a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters, an increase in interest income and net gains in 2000 compared to net losses in 1999 on foreign currency hedging contracts. Net currency gains and losses are primarily due to the fluctuations of various currencies in relation to our foreign currency hedging positions.

     INCOME TAX EXPENSE. Income tax expense for fiscal year 2000 was $120.3 million compared to $3.1 million for the same period in 1999. The increase for fiscal year 2000 was primarily due to higher earnings than in 1999. Our effective tax rate for fiscal year 2000 was 35%, as compared to 37% for the same period in 1999. The lower tax rate in 2000 was due to a reassessment of potential tax settlements.

     NET INCOME. Net income for fiscal year 2000 increased by $218.0 million from $5.4 million in the same period in 1999. Net income for fiscal year 2000 included higher operating income, partially offset by higher interest and tax expense compared to the same period in 1999. In addition, fiscal year 2000 included a gain from the sale of office buildings and the reversal of restructuring reserves. The lower net income for the 1999 period was due to the restructuring charge of $497.7 million, partially offset by the reversal of incentive compensation and Global Success Sharing Plan accruals. Excluding the items in both fiscal years 2000 and 1999 for the reversal and charge for restructuring and Global Success Sharing Plan, net income for fiscal year 2000 would have been $201.8 million, as compared to $102.3 million in the same period in 1999.


YEAR ENDED NOVEMBER 28, 1999 AS COMPARED TO YEAR ENDED NOVEMBER 29, 1998

     NET SALES. Total net sales in fiscal year 1999 decreased 13.7% to $5.1 billion, as compared to $6.0 billion in fiscal year 1998. Net sales declined worldwide and in each of our regions in Levi's(R) brand basic denim products as the consumer market trended towards more fashion denim, designer and private label products, as well as non-denim products. Factors contributing to our fiscal year 1999 net sales decline for each of our regions were difficulties in matching production with demand and a higher percentage of closeout sales needed to reduce the buildup of inventories. In the Americas, net sales decreased 13.2% to $3.4 billion, as compared to $3.9 billion in fiscal year 1998. In Europe, net sales decreased 17.6% to $1.4 billion, as compared to $1.7 billion in fiscal year 1998. In the Asia Pacific region, net sales decreased 3.0% to $358.4 million, as compared to $369.4 million in fiscal year 1998. Changes in foreign exchange rates had a minimal impact on total net sales. In fiscal years 1999 and 1998, we had one customer that represented approximately 11% and 12%, respectively, of total net sales. No other customer accounted for more than 10% of total net sales.

     GROSS PROFIT. Gross profit as a percentage of net sales, or gross margin, decreased to 38.1% in fiscal year 1999, as compared to 42.4% in fiscal year 1998. The decrease was primarily attributable to unfavorable product mix and increased production downtime. Idle capacity associated with production downtime occurred in 1999 as factory production was curtailed prior to fully closing some North American and European plants. In fiscal year 1999 we determined that the sell-off of obsolete goods would continue in fiscal year 2000 and thus inventories were marked down accordingly resulting in higher costs of goods sold.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses for fiscal year 1999 decreased 11.1% to $1.6 billion, as compared to $1.8 billion in fiscal year 1998. Marketing, general and administrative expenses as a percentage of net sales in fiscal year 1999 increased to 31.7%, as compared to 30.8% in fiscal year 1998. The dollar decrease resulted primarily from reduced selling and distribution costs associated with lower unit volume shipments, decreases in performance-related incentives and reductions in administrative and overhead expenses associated with cost reduction efforts. Advertising expenses in fiscal year 1999 increased 5.0% to $490.2 million, as compared to $466.7 million in fiscal year 1998 primarily due to various initiatives we implemented to revitalize our brand. Advertising initiatives in fiscal year 1999 included worldwide music sponsorship programs, a new Pan-European marketing campaign and a renewed focus on U.S. Dockers(R) brand promotions.

     OTHER OPERATING INCOME. For fiscal year 1999, licensing income decreased approximately 3.6% from the same period in 1998. The decrease was primarily due to less licensing opportunities as a result of a reduced market for our brands.

     EXCESS CAPACITY REDUCTION/RESTRUCTURING EXPENSES. For fiscal year 1999, we incurred charges of $497.7 million, as compared to $250.7 million in fiscal year 1998. These charges were associated with the plant closures in North America and Europe and with our corporate overhead restructuring initiatives.

     GLOBAL SUCCESS SHARING PLAN. In fiscal year 1999, we reversed into income $343.9 million of previously recorded expenses associated with the Global Success Sharing Plan, as compared to an expense of $90.6 million recognized in fiscal year 1998. This reversal of the Global Success Sharing Plan liability was based on our lower estimate of financial performance through the year 2001 and the determination that payment in 2002 under the Global Success Sharing Plan is highly unlikely.

     OPERATING INCOME. Operating income for fiscal year 1999 decreased 46.9% to $199.3 million, as compared to $375.6 million in fiscal year 1998. The decrease from fiscal year 1998 was a result of lower sales and gross profit, partially offset by lower marketing general and administrative costs. Operating income for fiscal years 1999 and 1998 was adversely impacted by the North American and European plant closures and restructuring initiatives totaling $497.7 million in fiscal year 1999 and $250.7 million in fiscal year 1998. Offsetting this decrease in fiscal year 1999 was the reversal of the Global Success Sharing Plan liability totaling $343.9 million, as compared to a charge of $90.6 million in fiscal year 1998. Excluding the charges for the plant closures and restructuring initiatives and the reversal and charge for the Global Success Sharing Plan in fiscal years 1999 and 1998, operating income for fiscal year 1999 would have decreased to $353.2 million, as compared to $716.8 million in fiscal year 1998.

     INTEREST EXPENSE. Interest expense in fiscal year 1999 increased 2.8% to $183.0 million, as compared to $178.0 million in fiscal year 1998. This increase was due to higher average debt outstanding throughout most of fiscal year 1999. The increase in outstanding debt was primarily due to the cash outflows associated with plant closures and restructuring initiatives.

     OTHER EXPENSE, NET. Other expense, net in fiscal year 1999 decreased to $7.9 million compared to $34.9 million in fiscal year 1998. This decrease was primarily attributable to net gains on foreign currency contracts in fiscal year 1999, as compared to net losses in fiscal year 1998. Net currency gains and losses are primarily due to currency fluctuations in relation to our foreign currency hedging positions.

     INCOME TAX EXPENSE. Income tax expense for fiscal year 1999 decreased 94.8% to $3.1 million, as compared to $60.2 million in fiscal year 1998. The decrease in income tax expense is consistent with the decrease in income before taxes as the effective tax rate was 37.0% for both fiscal years.

     NET  INCOME.  Net  income  for  fiscal  year 1999  decreased  94.8% to $5.4 million, as compared to $102.5 million in fiscal year 1998. Net income for fiscal years 1999 and 1998 was adversely impacted by the pre-tax North American and European plant closures and restructuring initiatives totaling $497.7 million in fiscal year 1999 and $250.7 million in fiscal year 1998. Offsetting this decrease in fiscal year 1999 was the pre-tax reversal of the Global Success Sharing Plan liability totaling $343.9 million, as compared to a pre-tax charge of $90.6 million in fiscal year 1998. Excluding the charges for the plant closures and restructuring initiatives and the reversal and charge for the Global Success Sharing Plan in fiscal years 1999 and 1998, net income for fiscal year 1999 would have decreased by $215.2 million to $102.3 million, as compared to $317.5 million in fiscal year 1998. The principal causes of this decrease were lower net sales and lower gross margin, which were partially offset by lower marketing, general and administrative expenses.

RESTRUCTURING AND EXCESS CAPACITY REDUCTION

     The  following  is a  summary  of the  actions  taken and  related  charges
associated  with  our  excess  capacity   reductions  and  other   restructuring
activities:

     o During September 1999, we announced plans to close one manufacturing facility and further reduce overhead costs by consolidating operations in Europe, with an estimated displacement of 960 employees. We recorded an initial charge to set up a reserve of $54.7 million. The manufacturing facility was closed in December 1999. In fiscal year 2000, $2.2 million of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. As a result of this reevaluation, a total of 945 employees are estimated to be displaced. As of November 26, 2000, the balance of this reserve was $6.3 million, and approximately 910 employees had been displaced.

     o In February 1999, we announced the closure of 11 manufacturing facilities in North America. Those facilities were closed by the end of 1999, resulting in the displacement of approximately 5,900 employees. We recorded an initial charge to set up a reserve of $394.1 million in 1999. In fiscal year 2000, $13.3 million of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. Of this reversal, $7.1 million was primarily associated with employee benefits and was based upon historical trends and future projections of medical and other employee benefits. Of this reversal, $6.1 million was primarily associated with plant closure costs and was based upon historical trends from previous plant closures. As of November 26, 2000, the balance in this reserve was $54.6 million.

     o In fiscal year 1999, we recorded an initial charge to set up a reserve of $48.9 million for corporate overhead reorganization initiatives with an estimated displacement of 930 employees upon completion of the reorganization. In fiscal year 2000, $9.0 million of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. As a result of this reevaluation, a total of 730 employees are estimated to be displaced. As of November 26, 2000, the balance of this reserve was $2.8 million, and approximately 670 employees had been displaced.

     o In fiscal year 1998, we recorded an initial charge to set up a reserve of $61.1 million for corporate overhead reorganization initiatives and $82.1 million for the closure of two North American finishing facilities. The two North America finishing facilities were closed during 1999. Approximately 770 and 990 employees were displaced in connection with the reorganization and facility closures, respectively. In fiscal year 2000, $3.7 million of the remaining reserve balance for the corporate overhead reorganization initiatives was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. Of this reversal, $1.8 million was primarily associated with employee benefits and was based upon historical trends and future projections of medical and other employee benefits. Of this reversal, $1.9 million was primarily associated with higher sub-lease income than initially projected. In fiscal year 2000, a small amount of the remaining reserve balance for the North America finishing facilities was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. This reversal was primarily associated with employee benefits and was based upon historical trends and future projections of medical and other employee benefits. As of November 26, 2000, the balances of these reserves were $1.9 million and $2.1 million, respectively.

     o In fiscal year 1998, we recorded an initial restructuring charge to set up a reserve of $107.5 million for reorganization initiatives and the closure of two manufacturing and two finishing facilities in Europe with an estimated displacement of 1,650 employees. The two manufacturing and two finishing facilities were closed in 1999. As of November 26, 2000, the balance of this reserve was $1.5 million and approximately 1,645 employees had been displaced.

     o In November 1997, we announced the closure of one finishing and 10 manufacturing facilities in North America. Those facilities were closed by the end of 1998, resulting in the displacement of approximately 6,400 employees. We recorded an initial charge to set up a reserve of $386.8 million. In fiscal year 2000, $5.0 million of the reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. This reversal was primarily associated with employee benefits that expired during 2000. As of November 26, 2000, the balance of this reserve was $2.4 million.

     The following table summarizes the plant closures and restructuring charges and the resulting reductions:

                                                                                                                      BALANCE AS
                                                                                    INITIAL                              OF
                                                                         INITIAL     ASSET       CASH                NOVEMBER 26,
                                                                       PROVISION   WRITE-OFFS REDUCTIONS  REVERSALS      2000
                                                                       ---------   ---------- ----------  ---------  ------------
                                                                                         (DOLLARS IN THOUSANDS)
1997 North American Plant Closures.................................... $  386,792   $ 42,689   $336,669     $ 4,987     $ 2,447
1998 North American Plant Closures....................................     82,073     23,399     56,604          13       2,057
1999 North American Plant Closures....................................    394,105     33,430    292,777      13,281      54,617
1998 Corporate Restructuring Initiatives..............................     61,062      2,985     52,469       3,735       1,873
1999 Corporate Restructuring Initiatives..............................     48,889         --     37,164       8,963       2,762
1998 European Restructuring and Plant Closures........................    107,523     10,026     95,989          --       1,508
1999 European Restructuring and Plant Closures........................     54,689      4,500     41,693       2,165       6,331
                                                                       ----------   --------   --------     -------     -------
     Total as of November 26, 2000.................................... $1,135,133   $117,029   $913,365     $33,144     $71,595
                                                                       ==========   ========   ========     =======     =======

     The majority of the initiatives are expected to be completed by the end of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund working capital and capital expenditures. One of our business strategies is to focus on working capital control through improved forecasting, inventory management and product mix. We are also focusing on controlling operating expenses and using cash generated from operations to further reduce debt. As of November 26, 2000, total cash and cash equivalents were $117.1 million, a $75.8 million decrease from the $192.8 million cash balance reported as of November 28, 1999.

     CASH PROVIDED BY/USED FOR OPERATIONS. Cash provided by operating activities in fiscal year 2000 was $305.9 million, as compared to a use of cash of $173.8 million in the same period in 1999. Although inventory increased, the composition of our inventory in fiscal year 2000 was more current and relevant to the marketplace compared to the composition of inventory in the prior year period. This reflected our efforts to clear out old merchandise from fiscal year 1999. Inventory decreased on the balance sheet due to the translation effects of foreign currency rates to the U.S. dollar.

     Income taxes receivable decreased during fiscal year 2000 primarily due to income tax refunds of $66.3 million received in March 2000 associated with a carryback of a net operating loss reported on our 1999 income tax return. Restructuring reserves and the related net deferred tax assets decreased during fiscal year 2000 primarily due to spending and accrual reversals related to the restructuring initiatives. Accrued salaries, wages and employee benefits, and long-term employee benefits increased during fiscal year 2000 primarily due to increased accruals for employee incentive plans. Accrued taxes increased and other long-term liabilities decreased during fiscal year 2000 due to a tentative settlement with the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 to 1989. The change in other, net during fiscal year 2000 was primarily due to the gain attributable to a sale of two office buildings in San Francisco located adjacent to our corporate headquarters.

     Cash used by operating activities in fiscal year 1999 was $173.8 million, as compared to cash provided by operating activities of $223.8 million in fiscal year 1998. This change was primarily due to increased spending associated with plant closures and restructuring initiatives and lower sales in fiscal year 1999. The decrease in long-term employee related benefits during fiscal year 1999 primarily reflected the reversal of the prior year's accruals for the Global Success Sharing Plan and reductions in deferred compensation. Inventory decreased during fiscal year 1999 primarily due to reduced production levels. The increase in income tax receivable for fiscal year 1999 reflected an expected income tax refund based upon a carryback of a net operating loss to be reported on our income tax return.

     CASH PROVIDED BY/USED FOR INVESTING ACTIVITIES. Cash provided by investing activities during fiscal year 2000 increased to $154.2 million, as compared to $62.4 million during the same period in 1999. The increase in fiscal year 2000 resulted primarily from proceeds received on increased sales of property, plant and equipment, higher realized gains on net investment hedges and lower purchases of property, plant and equipment. The higher proceeds received on the sale of property, plant and equipment was primarily attributable to a sale of two office buildings in San Francisco located adjacent to our corporate headquarters.

     Our capital spending for fiscal year 2000 was $28.0 million, as compared to $61.1 million for fiscal year 1999 and $116.5 million in fiscal year 1998. We expect capital spending of approximately $50.0 million in fiscal year 2001, primarily for maintenance and purchase of equipment at our remaining manufacturing facilities and distribution centers, and for computer related equipment throughout the world. As expected, we have dramatically reduced capital spending following our 1998 and 1999 plant closures.

     Cash provided by investing activities in fiscal year 1999 was $62.4 million, as compared to net cash used by investing activities of $82.7 million in fiscal year 1998. This change was primarily due to an increase in proceeds from the sale of property, plant and equipment mainly associated with the plant closures, and lower purchases of property, plant and equipment in fiscal year 1999. In addition, in fiscal year 1999 we had net realized gains on hedging of our net investments, as compared to net losses in fiscal year 1998.

     CASH PROVIDED BY/USED FOR FINANCING ACTIVITIES. Cash used for financing activities for fiscal year 2000 was $527.1 million, as compared to a source of cash of $224.2 million in the same period in 1999. Cash was used in fiscal year 2000 for repayment of existing debt.

     Cash provided by financing activities in fiscal year 1999 was $224.2 million, as compared to net cash used for financing activities of $194.5 million in fiscal year 1998. This change was primarily due to an increase in debt financing in fiscal year 1999.

FINANCIAL CONDITION

     CREDIT AGREEMENTS. On January 31, 2000, we amended each of our three existing credit agreements, and we entered into one new $450.0 million bridge credit agreement (the "2000 Credit Facility"). The financing package consists of four separate agreements: (1) a new $450.0 million bridge facility to fund working capital and support letters of credit, foreign exchange contracts and derivatives, (2) an amended $300.0 million revolving credit facility, extending the existing bridge facility, (3) an amended $545.0 million 364-day credit facility, and (4) an amended $584.0 million 5-year credit facility. Simultaneously with entering into these agreements, we terminated a domestic receivables-backed securitization financing.

     In addition, in December 1999, we entered into a five-year $89.5 million credit facility secured by most of the equipment located at our distribution centers in Nevada, Mississippi and Kentucky. The transaction documents include customary covenants governing our activities, including, among other things, limitations on our ability to sell, lease, relocate or grant liens on the equipment held in these customer service centers.

     In February 2000, several of our European subsidiaries entered into receivables securitization financing agreements with several lenders under which those subsidiaries may borrow up to $125.0 million, subject to specified operational conditions. The securitization agreements contain customary termination events for these arrangements, including the subsidiaries' failure to make payments or otherwise comply with their obligations under the securitization agreements, bankruptcy events, material adverse changes in financial position or receivables collection procedures, cross default to other indebtedness, failure of the portfolio to meet certain performance standards or a change in control.

     On February 1, 2001, we entered into a new $1.05 billion senior secured credit facility to replace the 2000 Credit Facility on more favorable terms. The new credit facility consists of a $700 million revolving credit facility and $350 million of term loans. This new facility reduces our borrowing costs and extends the maturity of our principal bank credit facility to August 2003.

     The new facility is secured in substantially the same manner as the 2000 Credit Facility. Collateral includes: domestic receivables, domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the bank credit facilities bears interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread.

     The new facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on us and our subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The credit agreements will also contain financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios.

     Also in January 2001, we issued two series of notes payable, U.S. $380.0 million Dollar Notes and 125.0 million Euro Notes, totaling the equivalent of $497.5 million to qualified institutional investors. The notes are unsecured obligations and may be redeemed at any time after January 15, 2004. The notes are seven-year notes maturing on January 15, 2008. Net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the 2000 Credit Facility.

     The indentures governing the notes contains covenants that limit us and our subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or the assets of our subsidiaries. If the notes receive and maintain an investment grade rating by both Standard and Poor's Ratings Service and Moody's Investors Service and we and our subsidiaries are and remain in compliance with the indentures, then we and our subsidiaries will not be required to comply with specified covenants contained in the indenture. (FOR MORE INFORMATION ABOUT OUR CREDIT ARRANGEMENTS, SEE NOTES 6 AND 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

FOREIGN CURRENCY TRANSLATION

     The functional currency for most of our foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies and certain other subsidiaries. The translation adjustments for these entities are included in other (income) expense, net.

YEAR 2000

     We experienced no material disruption in customer or supplier relationships, revenue patterns or customer buying patterns as a result of the year 2000 problem. There have been no losses of revenue and we do not believe that any future contingencies related to year 2000 would have a material impact on our business.

EFFECTS OF INFLATION

     We believe that the relatively moderate rates of inflation which have been experienced in the regions where most of our sales occur have not had a significant effect on our net sales or profitability.

EURO CONVERSION

     On January 1, 1999, eleven European Union member states (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) adopted the euro as their common national currency. On January 1, 2001, Greece adopted the euro as its common national currency. Until January 1, 2002, either the euro or a participating country's national currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be accepted as legal tender.

     We have a multi-functional euro project team responsible for ensuring our ability to operate effectively during the euro transition phase and through final euro conversion. Our total program costs are not expected to be material. We have developed marketing and pricing strategies for implementation throughout the more open European market.

     We are currently able to make and receive payments in euros and will convert financial and information technology systems to be able to use euros as the base currency in relevant markets prior to January 1, 2002.

     Based on the analysis and actions taken to date, we do not expect the euro conversion to materially affect our consolidated financial position, results of operations or cash flow.

NEW ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities." This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for our May 27, 2001 quarterly financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for our November 25, 2001 annual financial statements. We are currently evaluating the impact of the adoption of this standard; however, we do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We adopted SFAS 133 and subsequent amendments the first day of fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge.

FOREIGN EXCHANGE HEDGING

     The primary purpose of our foreign exchange hedging activities is to maximize our U.S. dollar value over the long term. We manage our foreign currency exposures in a way that makes it unlikely that we will obtain hedge accounting treatment for all of our exposure management activities upon the adoption of SFAS 133. We attempt to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engage in active management of those exposures with the objective of protecting future cash flows and mitigating risks. We do not hold any derivative instruments for trading purposes.

     As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment under SFAS
133. Derivative instruments utilized in these transactions will be valued at fair value and changes in fair value will be consequently classified into earnings. Therefore, it is possible that we will experience increased volatility in earnings.

     We use a variety of derivative instruments, including forward, swap and option contracts, to hedge foreign currency exposures related to sourcing, net investment positions, royalties and cash management.

     The derivative instruments used to hedge sourcing exposure are currently recorded at their fair value and any changes in fair value are included in earnings. Under SFAS 133, a majority of these contracts would not qualify for hedge accounting treatment. We have therefore chosen to continue to mark to market all sourcing related hedge transactions at their fair value and any changes in fair value will be recorded in earnings. At November 26, 2000, the fair value of these derivative instruments hedging sourcing exposure represented a net asset of $13.7 million, which is recorded on the balance sheet.

     We hedge our net investment position in major currencies by using forward, swap and option contracts. The contracts hedging these net investments are currently in compliance with SFAS 52, "Foreign Currency Translation," and are considered net investment hedges. As a result, the related gains and losses are categorized as cumulative translation adjustment in the other comprehensive income section of stockholders' deficit. This will continue to be the methodology going forward for the contracts that qualify for hedge accounting treatment under SFAS 133. At November 26, 2000, the gains on these hedge contracts amounted to $1.4 million and are reflected in the cumulative translation adjustment section of other comprehensive income.

     The contracts hedging intercompany royalty flows are currently in compliance with SFAS 52, "Foreign Currency Translation," and are designated as net investment hedges. Therefore, the related gains and losses are categorized as cumulative translation adjustment in the other comprehensive income section of stockholders' deficit. The transactions hedging intercompany royalty flows will be considered cash flow hedges according to SFAS 133 rules. Consequently, gains and losses on the contracts that qualify and are designated for hedge accounting treatment will be deferred in other comprehensive income until the underlying royalty flow has been settled. The fair value of these transactions at November 26, 2000 amounted to a gain of $1.8 million. At the beginning of fiscal 2001, hedging activity related to outstanding cash flow hedges are valued at a gain of $1.0 million and will be reclassified into earnings as the underlying hedged items impact earnings.

     The derivative instruments utilized in transactions hedging cash management exposures are currently and, under SFAS 133, will continue to be marked to market at their fair value and any changes in fair value are recorded in earnings.

     Under SFAS 133, fair values of forward transactions and of the forward portion of swap transactions will be calculated using the discounted difference between the contract forward price and the forward price at the closing date for the remaining life of the contract. Forward points will no longer be recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. Following SFAS 133 valuation principles, option contracts are also recorded at fair value. Therefore, option premiums will no longer be recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. These changes in valuation methods will impact our earnings and the accumulated other comprehensive income section of stockholders' equity beginning in fiscal 2001. At adoption of SFAS 133, the earnings impact of these changes in valuation methods is an estimated gain of $1.3 million. In addition, the accumulated other comprehensive income section of stockholders' equity will decrease by approximately $0.7 million.

     INTEREST RATE HEDGING

     We are exposed to interest rate risk. It is our policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures. Our policy is to manage interest costs using a mix of fixed and variable debt.

     The fair value of these derivative instruments is not currently recorded on our financial statements. Under SFAS 133, those interest rate hedging instruments that do not qualify for hedge accounting treatment will be recorded on the balance sheet at their fair value. The related changes in fair value will be included in earnings. The earnings impact of this adjustment is estimated at a loss of $1.2 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATING TO OUR SUBSTANTIAL DEBT

WE HAVE SUBSTANTIAL DEBT AND INTEREST PAYMENT REQUIREMENTS THAT MAY RESTRICT OUR FUTURE OPERATIONS AND IMPAIR OUR ABILITY TO MEET OUR OBLIGATIONS.

     Our substantial debt may have important consequences. For instance, it could:

     o    make it more difficult for us to satisfy our financial obligations;

     o require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;

     o increase our vulnerability to general adverse economic and industry conditions;

     o limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

     o place us at a competitive disadvantage compared to some of our competitors that have less financial leverage; and

     o limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

     All borrowings under our bank credit facilities are, and will continue to be, at variable rates of interest. As a result, increases in market interest rates may require a greater portion of our cash flow to be used to pay interest.

     Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet these obligations or to successfully execute our business strategy.

RESTRICTIONS IN OUR BANK CREDIT FACILITIES AND OUR SENIOR NOTES MAY LIMIT OUR ACTIVITIES.

     Our bank credit facilities and the indentures relating to our 11.625% senior notes due 2008 contain customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates.

     We also are required to meet specified financial ratios under the terms of our bank credit facilities. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in the worldwide apparel industry with companies not similarly restricted.

     Our bank credit facilities mature in August 2003, at which time we will be required to refinance our borrowings under those facilities. We cannot assure you that we will be able to obtain replacement financing at that time or that any available replacement financing will be on terms acceptable to us. If we are unable to obtain acceptable replacement financing on or before August 2003, we will not be able to satisfy our obligations under our bank credit facilities and may be required to take other actions to avoid defaulting on those facilities, including selling assets or surrendering assets to our lenders, which would not otherwise be in our long-term economic interest.

SINCE OUR NOTES ARE EFFECTIVELY SUBORDINATED TO ALL OF OUR SECURED DEBT AND THE LIABILITIES OF OUR SUBSIDIARIES, WE MAY NOT HAVE SUFFICIENT ASSETS TO PAY AMOUNTS OWED ON THE NOTES IF A DEFAULT OCCURS.

     Our notes due 2003, 2006, and 2008 are general senior unsecured obligations that rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. The notes are effectively subordinated to all of our secured debt to the extent of the value of the assets securing that debt. The notes are also structurally subordinated to all obligations of our subsidiaries.

     Because our bank credit facilities are secured obligations, failure to comply with the terms of our bank credit facilities or our inability to pay our lenders at maturity would entitle those lenders immediately to foreclose on most of our assets, including our trademarks and the capital stock of all of our U.S. and most of our foreign subsidiaries, and the assets of our material U.S.

subsidiaries, which serve as collateral. In this event, those secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, and, lastly, to the holders of our capital stock.

     Holders of the notes are creditors of Levi Strauss & Co. and not of our subsidiaries. The ability of our creditors to participate in any distribution of assets of any of our subsidiaries upon liquidation or bankruptcy will be subject to the prior claims of that subsidiary's creditors, including trade creditors, and any prior or equal claim of any equity holder of that subsidiary. In addition, the ability of our creditors to participate in distributions of assets of our subsidiaries will be limited to the extent that the outstanding shares of capital stock of any of our subsidiaries are either pledged to secure other creditors, such as under our bank credit facilities, or are not owned by us. As a result, creditors receive less, proportionately, than our secured creditors and the creditors of our subsidiaries.

IF OUR FOREIGN SUBSIDIARIES ARE UNABLE TO DISTRIBUTE CASH TO US WHEN NEEDED, WE MAY BE UNABLE TO SATISFY OUR OBLIGATIONS UNDER THE NOTES.

     We conduct our foreign operations through foreign subsidiaries, which in fiscal year 2000 accounted for approximately 37% of our net sales. As a result, we depend in part upon dividends or other intercompany transfers of funds from our foreign subsidiaries for the funds necessary to meet our debt service obligations. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies absent special conditions, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us.

RISKS RELATING TO THE INDUSTRY IN WHICH WE COMPETE

WE FACE INTENSE COMPETITION IN THE WORLDWIDE APPAREL INDUSTRY.

     We face a variety of competitive challenges from other domestic and foreign jeanswear marketers, fashion-oriented apparel marketers, specialty retailers and retailers of private label jeanswear and casual apparel products, some of which have greater financial and marketing resources than we do. We compete with these companies primarily on the basis of:

     o anticipating and responding to changing consumer demands in a timely manner;

     o    maintaining favorable brand recognition;

     o developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

     o    appropriately pricing products;

     o    providing strong and effective marketing support;

     o    creating an acceptable value proposition for retail customers;

     o ensuring product availability and optimizing supply chain efficiencies with retailers; and

     o obtaining sufficient retail floor space and effective presentation of products at retail.

     We also face increasing competition from companies selling apparel products through the Internet, where we lack a direct, company-operated selling presence. Increased competition in the worldwide apparel industry, including from Internet-based competitors, could reduce our sales and prices and adversely affect our results of operations. In addition, the worldwide apparel industry has experienced price deflation in recent years. This price deflation is attributable to increased competition, increased product sourcing to lower cost countries, growth of the mass merchant channel of distribution and increased value-consciousness on the part of consumers. This downward pressure on prices may limit our ability to maintain or improve gross margins. Because of our high debt level, we may also be less able to respond effectively to these developments than our competitors who have less financial leverage.

THE SUCCESS OF OUR BUSINESS IS SUBJECT TO CONSTANTLY CHANGING FASHION TRENDS.

     Our success depends in large part on our ability to anticipate, identify and respond to rapidly changing consumer demands and fashion trends in a timely manner. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales, as we experienced during 2000 with respect to 501(R) jeans in the United States. The exposure of our business to fashion trends and changes in consumer preferences is heightened by our recent decision to outsource a substantially larger proportion of our pants production to offshore manufacturers, as offshore outsourcing may increase lead times between production decisions and customer delivery.

THE WORLDWIDE APPAREL INDUSTRY IS HEAVILY INFLUENCED BY GENERAL ECONOMIC CYCLES.

     Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. As a result, any substantial deterioration in general economic conditions or increases in interest rates in any of the regions in which we compete could adversely affect the sales of our products.

INCREASES IN THE PRICE OF RAW MATERIALS OR THEIR REDUCED AVAILABILITY COULD INCREASE OUR COST OF SALES AND DECREASE OUR PROFITABILITY.

     The principal fabrics used in our business are cotton, synthetics, wools and blends. The prices we pay for these fabrics are dependent on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

     We import raw materials and finished garments into all of our operating regions. Substantially all of our import operations are subject to:

     o quotas imposed by bilateral textile agreements between the countries where our facilities are located and foreign countries;

     o customs duties imposed on imported products by the governments where our facilities are located; and

     o penalties imposed for, or adverse publicity relating to, violations by foreign contractors of labor and wage standards.

     In addition, the countries in which our products are manufactured or imported may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions could harm our business.

RISKS RELATING TO OUR BUSINESS

WE MAY BE UNABLE TO REVERSE OR RECOVER FROM RECENT DECLINES IN SALES AND EARNINGS WHICH HAVE IMPAIRED OUR COMPETITIVE AND FINANCIAL POSITIONS.

     Our business has declined in recent years. Specifically, net sales declined from $7.1 billion in 1996 to $4.6 billion in 2000, a decrease of 35%. Consistent with these declining financial results, our market research indicates that during this period we experienced significant brand equity and market position erosion in all of the regions in which we operate, including a substantial deterioration in the perception of the Levi's(R) brand by younger consumers. In addition, our ability to reverse or recover from declines in sales depends in part on improving our supply chain, including our ability to forecast demand, plan production, ship complete and timely orders to our retail customers and to reduce product lead times through better execution and coordination across business functions from product design to customer delivery. Our declining business, and the actions we took in response to that decline, prevented us from repaying the substantial debt we incurred in the 1996 transaction as quickly as we then intended. As a result, our financial condition remains highly leveraged, reducing our operating flexibility and impairing our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have equivalent financial leverage.

   In  response  to  these  trends,   we  have  made  substantial   strategic,
operational and management changes in the past three years. We do not know whether those changes will have the desired effect on our worldwide operations or on the financial results of any of our operating regions.

WE MAY BE UNABLE TO MAINTAIN OR INCREASE OUR SALES THROUGH OUR CURRENT DISTRIBUTION CHANNELS.

     In the United States, chain stores and department stores are currently the primary distribution channels for our products. We may be unable to increase sales of our apparel products through these distribution channels, since other channels, including vertically integrated specialty stores and mass merchants, now account for most of the growth in jeanswear and casual wear sales in the United States. Our lack of a substantial presence in the vertically integrated specialty store market, where companies such as Gap Inc. and Abercrombie & Fitch Co. compete, weakens our ability to market to younger consumers. Moreover, we do not sell products to mass merchants in the United States, such as Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation, a distribution channel that continues to increase its share of overall retail spending, as well as its share of jeanswear and casual wear sales.

     In Europe we depend heavily on independent jeanswear retailers, which account for approximately half of our sales in that region. Independent retailers in Europe have experienced increasing difficulty competing against large department stores and increasingly prevalent vertically integrated specialty stores, evidenced, according to our internal research, by decreases in the last five years in the percentage of total jeanswear sales made by independent stores. Further declines in the independent retailer channel may adversely affect the sales of our products in Europe.

     We also do not have a large portfolio of company-owned stores and Internet distribution channels possessed by some of our competitors, including Gap Inc. and other vertically integrated specialty stores. Although we own a small number of stores located in selected major urban areas, we operate those stores primarily as "flagships" for marketing and branding purposes and do not expect them to produce substantial unit volume or sales. As a result, we have less control than industry competitors over the distribution and presentation at retail of our apparel products, which we believe has adversely affected our performance and could make it more difficult for us to implement our strategy.

A GROUP OF KEY U.S. CUSTOMERS ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR SALES.

     Net sales to our 10 largest customers, all of which are located in the United States, totaled approximately 48% and 46% of net worldwide sales during fiscal years 2000 and 1999. One customer, J.C. Penney Company, Inc., accounted for 12% of our fiscal year 2000 net sales and 11% of our fiscal year 1999 net sales. Moreover, we believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect that trend to continue, including in Europe, Canada and Mexico.

     While we have long-standing customer relationships, we do not have long-term contracts with any of them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can be terminated by either party at any time. In addition, during the past several years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of our retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our business and financial condition.

WE RELY ON INDEPENDENT MANUFACTURERS FOR MOST OF OUR PRODUCTION.

     Our reliance on independent manufacturers for the majority of our production could harm our operations. We depend upon our contract manufacturers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

     We require contractors to meet our standards in terms of working conditions, environmental protection and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, any failure by our independent manufacturers to adhere to labor or other laws, or any divergence of any independent manufacturer's labor practices from those generally considered ethical in the United States, and the potential negative publicity relating to any of these events, could harm our business and reputation.

     We do not have long-term contracts with any of our independent manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time. In addition, the recent trend in the apparel industry towards outsourcing has intensified competition for quality contractors, some of which have long-standing relationships with our competitors. To the extent we are not able to secure or maintain relationships with manufacturers that are able to fulfill our requirements, our operations would be harmed.

WE RELY ON A FEW KEY SUPPLIERS FOR A LARGE PORTION OF OUR FABRIC PURCHASES.

     Three vendors, Cone Mills Corporation, Burlington Industries, Inc. and Galey & Lord, Inc., including its Swift Denim subsidiary, supplied approximately 53% of our total volume of fabric purchases worldwide in 2000. Cone Mills, our largest supplier, supplies various fabrics to us and is the sole supplier of the denim used for our 501(R) jeans. Purchases from Cone Mills accounted for approximately 24% of our total fabric purchases in 2000. Our supply agreement with Cone Mills provides for a rolling five-year term unless either Cone Mills or we elect not to extend the agreement, upon which the agreement will terminate at the end of the then-current term. Cone Mills and we may also terminate the agreement in the event of bankruptcy or insolvency of the other party or a material breach by the other that is not cured within a specified time period. We may also terminate the agreement at any time upon 30 days notice to Cone Mills. We do not have long-term supply agreements with any other principal suppliers, and we compete with other apparel companies for supply capacity. We cannot provide assurance that we will be able to obtain adequate supply if there occurs a significant disruption in any of our supplier relationships, including any disruption caused by a change of control, bankruptcy or other financial or operating difficulty of any of our suppliers, or in the markets for the fabrics we purchase, including disruptions arising from mill closures or consolidation resulting from excess industry capacity or otherwise. Any of those disruptions could impair our ability to deliver products to customers in a timely manner and harm our business.

WE HAVE RECENTLY MADE SIGNIFICANT CHANGES IN OUR SENIOR MANAGEMENT TEAM, AND OUR CURRENT SENIOR MANAGEMENT TEAM HAS LIMITED APPAREL INDUSTRY EXPERIENCE.

     We have replaced five members of our senior management team with external hires during the past two years and created one new position. With two exceptions, none of the recent additions to our management team has prior experience in the apparel industry. This includes our president and chief executive officer, Philip Marineau, and the head of our worldwide supply chain, Karen Duvall. In addition, during that period we made several key internal appointments, including president of the U.S. Levi's(R) brand, president of the U.S. Dockers(R) and Slates(R) brands and president of our European business. We cannot provide assurance that our management team will be able to successfully execute our strategy, and our business and financial condition may suffer if they fail to do so.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

     We compete for the services of qualified personnel. Our inability to retain and attract qualified personnel or the loss of any of our current key executives or key members of our design, merchandising or marketing staff could harm our business. Our ability to retain and attract qualified employees has been adversely affected by the San Francisco location of our corporate and Americas headquarters, including the high cost of living and competitive labor market in the San Francisco and Silicon Valley area. Other factors that have affected our ability to retain and attract employees include the disruption associated with our restructuring initiatives, our deteriorating financial position in recent years and our lack of stock option or other equity-based compensation programs and resulting reliance on cash incentive programs tied to our financial performance.

OUR SUCCESS DEPENDS ON THE CONTINUED PROTECTION OF OUR TRADEMARKS AND OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

     Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss or inability to enforce trademarks and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights on a worldwide basis. We cannot provide assurance that our efforts to establish and protect our trademarks and other proprietary intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Moreover, we cannot provide assurance that others will not assert rights in, or ownership of, our trademarks and other proprietary intellectual property or that we will be able successfully to resolve those claims. In addition, the laws of some foreign countries may not allow us to protect our proprietary rights to the same extent as we do in the United States and other countries. Because our brand recognition is such an important part of our strategy, we are especially dependent upon the protection of our trademarks.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO POLITICAL AND ECONOMIC RISKS.

     In fiscal year 2000, approximately 37% of our net sales were generated outside the United States, and a substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

     o    political and economic instability;

     o    exchange controls;

     o    language and other cultural barriers;

     o    foreign tax treaties and policies; and

     o    restrictions on the transfer of funds to or from foreign countries.

     Our financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates. For example, during fiscal year 2000, changes in foreign currency rates, particularly the Euro, were primarily responsible for approximately 44% of the net sales decline from the prior year period for our Europe division. Approximately $131.4 million of the decrease in total net sales for fiscal year 2000, as compared to the same period in 1999, was due to the effects of translating non-U.S. currency reported sales results into U.S. dollars. From time to time we enter into agreements seeking to reduce our foreign currency exposure, but we cannot provide assurance that our efforts will be successful.

OUR EARNINGS MAY FLUCTUATE BECAUSE OF OUR EXPOSURE MANAGEMENT POLICIES.

     We manage our foreign currency exposures in a way that makes it unlikely that we will obtain hedge accounting treatment for all of our exposure management activities upon the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." We take a long-term view of managing our exposures on an economic basis. We use forecasts to develop exposure positions and engage in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all of our exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment under SFAS 133. We would be required to mark to market those exposure management instruments that do not qualify for hedge accounting treatment and, as a result, it is possible that we will experience increased volatility in our earnings. We adopted SFAS 133 and its subsequent amendments on November 27, 2000.

OUR APPROACH TO CORPORATE GOVERNANCE MAY LEAD US TO TAKE ACTIONS THAT CONFLICT WITH OUR CREDITORS' INTEREST AS HOLDERS OF NOTES.

     All of our common stock is owned by a voting trust described under "Principal Stockholders." Four voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take other actions which would normally be within the power of stockholders of a Delaware corporation. Although the voting trust agreement gives the holders of two-thirds of the outstanding voting trust certificates the power to remove trustees and terminate the voting trust, three of the trustees, as a group based on their ownership of voting trust certificates, have the ability to block all efforts by the two-thirds of the holders of the voting trust certificates to remove a trustee or terminate the voting trust. In addition, the concentration of voting trust certificate ownership in a small group of holders, including these three trustees, gives this group the voting power to block stockholder action on matters for which the holders of the voting trust certificates are entitled to vote and direct the trustees under the voting trust agreement.

     Our principal stockholders created the voting trust in part to ensure that we would continue to operate in a socially responsible manner while seeking the greatest long-term benefit for our stockholders, employees and other stakeholders and constituencies. We measure our success not only by growth in economic value, but also by our reputation, the quality of our constituency relationships and our commitment to social responsibility. As a result, we cannot provide assurance that the voting trustees will cause us to be operated and managed in a manner that benefits our creditors or that the interests of the voting trustees or our principal equity holders will not diverge from our creditors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     We are exposed to market risk primarily related to foreign exchange, interest rates and the price of cotton. We actively manage foreign currency and interest rate risk with the objective of reducing fluctuations in actual and anticipated cash flows by entering into a variety of derivative instruments including spot, forward, options and swaps. We currently do not hedge our exposure to the price of cotton with derivative instruments.


FOREIGN EXCHANGE RISK

     Foreign  exchange  market  risk  exposures  are  primarily  related to cash
management   activities,   raw  material  and  finished  goods  purchases,   net
investments and royalty flows from affiliates.

     The following table presents notional amounts, average exchange rates and fair values for forward and swap contracts by currency. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. The unrealized gain
(loss) is the fair value of the outstanding position. The average forward rate is the forward rate weighted by the total of the transacted amounts. All transactions will mature before August 2001.


                    OUTSTANDING FORWARD AND SWAP TRANSACTIONS
                   (DOLLARS IN THOUSANDS EXCEPT AVERAGE RATES)

                                                                                          AS OF         AS OF
                                                                                       NOVEMBER 26, NOVEMBER 28,
                                  CURRENCY                            DATA                2000          1999
                                  ---------                          ------               ----          ----
      Australian Dollar.....................................   Notional amount             $ (3,522)   $ (16,528)
                                                               Unrealized gain                  (23)         230
                                                               Average forward rate            0.52         0.65

      Canadian Dollar.......................................   Notional amount             $(11,021)   $ (50,360)
                                                               Unrealized gain                  (41)          64
                                                               Average forward rate            1.56         1.46

      Euro . ...............................................   Notional amount             $(69,045)   $(137,416)
                                                               Unrealized gain                5,439       18,672
                                                               Average forward rate            0.83         1.06

      British Pound.........................................   Notional amount             $(65,862)   $ (81,591)
                                                               Unrealized gain                1,413          675
                                                               Average forward rate            1.43         1.62

      Japanese Yen..........................................   Notional amount             $(54,168)   $(115,369)
                                                               Unrealized gain (loss)         2,198       (3,175)
                                                               Average forward rate          107.57       106.47

      Mexican Peso..........................................   Notional amount             $ (1,511)   $  (7,339)
                                                               Unrealized gain (loss)          (194)        (110)
                                                               Average forward rate             9.8         9.47

      Swedish Krona.........................................   Notional amount             $(54,630)   $ (94,675)
                                                               Unrealized gain                  501          655
                                                               Average forward rate           10.16         8.32

      Other Currencies......................................   Notional amount             $  1,785    $ (10,406)
                                                               Unrealized gain (loss)           300          (79)
                                                               Average forward rate             N/A          N/A
                                                                                           --------    ---------

           Total Unrealized Gain............................                               $  9,593    $  16,932
                                                                                           ========    =========


     The following table presents notional amounts, average strike rates, book values and fair values of outstanding foreign currency options. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date should the option be exercised. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. The carrying value is the amount reported in our financial statements. It equals the sum of the non-amortized portion of the option premium and the intrinsic value of the option. The market value represents the fair value reported by our counterparties. The average strike rate is weighted by the total of the notional amounts. All transactions will expire before June 2001.


                        OUTSTANDING OPTIONS TRANSACTIONS
                   (DOLLARS IN THOUSANDS EXCEPT AVERAGE RATES)

                                                                                              AS OF         AS OF
                                                                                           NOVEMBER 26, NOVEMBER 28,
                               CURRENCY                                  DATA                 2000          1999
                               ---------                                 -----                ----          ----
      Australian Dollar..................................      Notional amount               $ 12,750      $ 3,585
                                                               Carrying value                      30           30
                                                               Market value                        75         (250)
                                                               Average strike rate               0.52         0.65

      Canadian Dollar....................................      Notional amount                $10,000      $30,000
                                                               Carrying value                     217            6
                                                               Market value                       158           25
                                                               Average strike rate               1.53         1.48

      Euro     ..........................................      Notional amount               $634,588     $365,006
                                                               Carrying value                   5,341        9,374
                                                               Market value                     5,091        6,181
                                                               Average strike rate               0.88         1.06

      British Pound......................................      Notional amount                 (8,444)          --
                                                               Carrying value                      --           (2)
                                                               Market value                        --           53
                                                               Average strike rate               1.32         1.61

      Hong Kong Dollar...................................      Notional amount               $     --     $  3,000
                                                               Carrying value                      --           --
                                                               Market value                        --           (2)
                                                               Average strike rate                 --         7.93

      Japanese Yen.......................................      Notional amount               $ 20,000      $55,000
                                                               Carrying value                   1,853       (1,602)
                                                               Market value                     1,041       (3,749)
                                                               Average strike rate             109.18       111.83

      Swedish Krona......................................      Notional amount               $     --     $ 30,902
                                                               Carrying value                      --           --
                                                               Market value                        --           30
                                                               Average strike rate                 --         8.40

      Mexican Peso.......................................      Notional amount               $  5,000     $     --
                                                               Carrying value                     (77)          --
                                                               Market value                       (76)          --
                                                               Average strike rate               9.84           --

      South Africa Rand..................................      Notional amount               $     --     $     --
                                                               Carrying value                     (55)          --
                                                               Market value                        --           --
                                                               Average strike rate               7.69           --
                                                                                             --------     --------

           Total Carrying Value..........................                                    $  7,309     $  7,806
                                                                                             ========     ========

           Total Market Value............................                                    $  6,289     $  2,288
                                                                                             ========     ========

INTEREST RATE RISK

     We have an interest rate risk management policy designed to manage the interest rate risk on our borrowings by entering into a variety of interest rate derivatives.

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and interest rates by contractual maturity dates. The applicable floating rate index is included for variable rate instruments. Notional amounts are the amounts outstanding at the end of the stated period. All amounts are stated in U.S. dollar equivalents.

                   INTEREST RATE TABLE AS OF NOVEMBER 26, 2000
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)


                                                             YEAR ENDED
                                                -----------------------------------------
                                                                                                           FAIR
                                                                                                          VALUE
                              2000         2001       2002       2003      2004      2005      2006        2000
                           ---------   ----------   --------- --------- --------- --------- ---------   ---------

DEBT INSTRUMENTS
Fixed Rate (US$)...........$  856,637  $  850,548  $  844,774 $ 488,465 $ 481,571 $ 450,000        --   $  685,031
  Average Interest Rate....      7.05%       7.03%       7.02%     7.15%     7.13%     7.00%       --           --
Fixed Rate (Yen 20 billion)$  184,043  $  184,043  $  184,043 $ 184,043 $ 184,043 $ 184,043 $ 184,043   $  133,945
  Average Interest Rate....      4.25%       4.25%       4.25%     4.25%     4.25%     4.25%     4.25%          --
Variable Rate (US$)........$1,071,185  $1,069,417  $   68,143 $  56,889 $  24,365        --        --   $1,071,185
  Average Interest Rate*...      8.85%       8.85%       7.64%     8.06%     9.68%       --        --           --


INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS
  RELATED TO DEBT
Interest  Rate  Options
Collar = Locked fixed
payer rate in 6.72%-7.20%
range/Receive variable
3 month LIBOR,
combined with Receive
8.25% fix/Pay variable
3 month LIBOR              $   75,000  $   75,000           -         -         -         -         -   $      (85)
Combination Pay fix 7%/
Receive fix 8%  vs
variable 3 month LIBOR     $   75,000  $   75,000           -         -         -         -         -   $        2
Combination Pay fix 8.10%/
Pay fix 6.72% vs Receive 3
month LIBOR                $   75,000  $   75,000           -         -         -         -         -   $     (170)

Collar = Locked fixed
payer rate  in average
6.75%-7.20%  range         $  200,000  $  200,000           -         -         -         -         -   $     (537)


--------------

*Assumes no change in short-term interest rates

                   INTEREST RATE TABLE AS OF NOVEMBER 28, 1999
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)



                                                                         YEAR ENDED                             FAIR
                                                                        ------------                            VALUE
                                    1999         2000       2001       2002       2003       2004      2005      1999
                                   -----        -----      -----      -----      -----      -----     -----     -----
DEBT INSTRUMENTS
Fixed Rate (US$)................ $  800,000    $800,000   $800,000   $800,000   $450,000   $450,000   $450,000  $  626,307
  Average Interest Rate.........       6.91%       6.91%      6.91%      6.91%      7.00%      7.00%      7.00%         --
Fixed Rate (Yen 20 billion)..... $  188,679    $188,679   $188,679   $188,679   $188,679   $188,679   $188,679  $  148,113
  Average Interest Rate.........       4.25%       4.25%      4.25%      4.25%      4.25%      4.25%      4.25%         --
Variable Rate (US$)............. $1,642,836    $631,800   $631,800         --         --         --         --  $1,650,315
  Average Interest Rate*........       6.12%       6.16%      6.16%        --         --         --         --          --
INTEREST RATE DERIVATIVE
FINANCIAL INSTRUMENTS RELATED
TO DEBT
Interest Rate Swaps
  Payer swaps (Pay fix/Receive
    variable)................... $  425,000          --         --         --         --         --         --  $   (2,119)
  Average rate received = US$ 3
    month LIBOR.................       5.49%         --         --         --         --         --         --          --
  Average rate paid.............       6.72%         --         --         --         --         --         --          --
  Receiver swaps (Receive
    fix/Pay variable)........... $  325,000    $325,000   $325,000   $325,000   $200,000   $200,000   $200,000  $   (1,596)
    Average rate received.......       6.91%       6.84%      6.84%      6.84%      6.80%      6.80%      6.80%         --
  Average rate paid = US$ 3
    month LIBOR.................    +5.69bp     +6.15bp    +6.15bp    +6.15bp   +10.00bp   +10.00bp   +10.00bp          --
  Receiver swaps (Receive fix/
    Pay variable) with periodic
    `Knock-Out' option.......... $   50,000    $ 50,000   $ 50,000   $ 50,000         --         --         --  $   (1,124)
  Average rate received.........       6.58%       6.58%      6.58%      6.58%        --         --         --          --
  Average rate paid = US$ 6
    month LIBOR.................       6.13%         --         --         --         --         --         --          --

--------------

* Assumes no change in short-term interest rates

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Levi Strauss & Co.:

     We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. (a Delaware corporation) and subsidiaries as of November 26, 2000 and November 28, 1999, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three fiscal years in the period ended November 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. and subsidiaries as of November 26, 2000 and November 28, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 26, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements (not presented herein) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP

San Francisco, California
January 17, 2001, except with respect to the matters discussed in Note 18, as to which the date is February 1, 2001.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  NOVEMBER 26,  NOVEMBER 28,
                                                                                                      2000         1999
                                             ASSETS                                                   ----         ----
Current Assets:
     Cash and cash equivalents ...............................................................    $   117,058  $   192,816
     Trade receivables, net of allowance for doubtful accounts of $29,717 in 2000 and
       $30,017 in 1999........................................................................        660,128      759,273
     Income taxes receivable..................................................................             --       70,000
     Inventories:
         Raw materials........................................................................        120,760      137,082
         Work-in-process......................................................................         84,871      100,523
         Finished goods.......................................................................        446,618      433,882
                                                                                                  -----------  -----------
              Total inventories...............................................................        652,249      671,487
     Deferred tax assets......................................................................        250,817      300,972
     Other current assets.....................................................................        168,621      172,195
                                                                                                  -----------  -----------
              Total current assets............................................................      1,848,873    2,166,743
Property, plant and equipment, net of accumulated depreciation of $495,986 in 2000 and
   $548,437 in 1999...........................................................................        574,039      714,523
Goodwill and other intangibles, net of accumulated amortization of $164,826 in 2000 and
   $158,052 in 1999...........................................................................        264,956      275,318
Non-current deferred tax assets...............................................................        439,692      453,235
Other assets..................................................................................         78,168       60,195
                                                                                                  -----------  -----------
              TOTAL ASSETS....................................................................    $ 3,205,728  $ 3,670,014
                                                                                                  ===========  ===========


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current maturities of long-term debt and short-term borrowings...........................    $   231,290  $   233,992
     Accounts payable.........................................................................        268,473      262,389
     Restructuring reserves...................................................................         71,595      288,281
     Accrued liabilities......................................................................        395,660      415,273
     Accrued salaries, wages and employee benefits............................................        257,021      194,130
     Accrued taxes............................................................................         69,772        2,548
                                                                                                  -----------  -----------
              Total current liabilities.......................................................      1,293,811    1,396,613
Long-term debt, less current maturities.......................................................      1,895,140    2,430,617
Postretirement medical benefits...............................................................        545,574      541,815
Long-term employee related benefits...........................................................        358,849      325,518
Long-term tax liabilities.....................................................................        166,854      216,542
Other long-term liabilities...................................................................         20,588       20,696
Minority interest ............................................................................         23,485       26,775
                                                                                                  -----------  -----------
              Total liabilities...............................................................      4,304,301    4,958,576
                                                                                                  -----------  -----------

Stockholders' Deficit:
     Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238 shares
       issued and outstanding.................................................................            373          373
     Additional paid-in capital...............................................................         88,808       88,812
     Accumulated deficit......................................................................     (1,171,864)  (1,395,256)
     Accumulated other comprehensive income (loss)............................................        (15,890)      17,509
                                                                                                  -----------  -----------
              Stockholders' deficit...........................................................     (1,098,573)  (1,288,562)
                                                                                                  -----------  -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....................................    $ 3,205,728  $ 3,670,014
                                                                                                  ===========  ===========

   The accompanying notes are an integral part of these financial statements.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                                  NOVEMBER 26,   NOVEMBER 28,   NOVEMBER 29,
                                                                                      2000           1999           1998
                                                                                      ----           ----           ----
Net sales....................................................................      $ 4,645,126   $ 5,139,458      $ 5,958,635
Cost of goods sold...........................................................        2,690,170     3,180,845        3,433,081
                                                                                   -----------   -----------      -----------
     Gross profit............................................................        1,954,956     1,958,613        2,525,554
Marketing, general and administrative expenses...............................        1,481,718     1,629,845        1,834,058
Other operating income.......................................................          (32,380)      (24,387)         (25,310)
Excess capacity reduction/restructuring......................................          (33,144)      497,683          250,658
Global Success Sharing Plan..................................................              --       (343,873)          90,564
                                                                                   -----------   -----------      -----------
     Operating income........................................................          538,762       199,345          375,584
Interest expense.............................................................          234,098       182,978          178,035
Other (income) expense, net..................................................          (39,016)        7,868           34,849
                                                                                   -----------   -----------      -----------
     Income before taxes.....................................................          343,680         8,499          162,700
Provision for taxes..........................................................          120,288         3,144           60,198
                                                                                   -----------   -----------      -----------
     Net income..............................................................      $   223,392   $     5,355      $   102,502
                                                                                   ===========   ===========      ===========
Earnings per share -- basic and diluted......................................      $      5.99   $      0.14      $      2.75
                                                                                   ===========   ===========      ===========



Weighted-average common shares outstanding...................................      37,278,238     37,278,238       37,278,238
                                                                                   ==========     ==========       ==========





   The accompanying notes are an integral part of these financial statements.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                          ADDITIONAL                    OTHER
                                                                  COMMON   PAID-IN   ACCUMULATED    COMPREHENSIVE STOCKHOLDERS'
                                                                   STOCK   CAPITAL     DEFICIT      INCOME (LOSS)    DEFICIT
                                                                   -----   -------     -------      -------------    -------
BALANCE AT NOVEMBER 30, 1997...................................     $373    $88,812    $(1,503,113)      $ 43,666   $(1,370,262)
                                                                    ----    -------    ------------      --------   -----------
Net income.....................................................       --         --        102,502             --       102,502
Translation adjustment (net of tax of
   $3,811).....................................................       --         --             --        (45,987)      (45,987)
                                                                    ----    -------    ------------      --------   -----------
 Total comprehensive income.....................................      --         --        102,502        (45,987)       56,515
                                                                    ----    -------    ------------      --------   -----------
 BALANCE AT NOVEMBER 29, 1998...................................     373     88,812     (1,400,611)        (2,321)   (1,313,747)
                                                                    ----    -------    -----------       --------   -----------
Net income.....................................................       --         --          5,355             --         5,355
Minimum pension liability (net of tax benefit of $457).........       --         --             --           (778)         (778)
Translation adjustment (net of tax of
   $8,686).....................................................       --         --             --         20,608        20,608
                                                                    ----    -------    -----------       --------   -----------
Total comprehensive income.....................................       --         --          5,355         19,830        25,185
                                                                    ----    -------    -----------       --------   -----------
BALANCE AT NOVEMBER 28, 1999...................................      373     88,812     (1,395,256)        17,509    (1,288,562)
                                                                    ----    -------    -----------       --------   -----------
Net income.....................................................       --         --        223,392             --       223,392
Treasury stock.................................................       --         (4)            --             --            (4)
Minimum pension liability (net of tax of
   $457).......................................................       --         --             --            778           778
Translation adjustment (net of tax of benefit
   $21,216)....................................................       --         --             --        (34,177)      (34,177)
                                                                    ----    -------    -----------       --------   -----------
Total comprehensive income.....................................       --         (4)       223,392        (33,399)      189,989
                                                                    ----    -------    -----------       --------   -----------
BALANCE AT NOVEMBER 26, 2000...................................     $373    $88,808    $(1,171,864)      $(15,890)  $(1,098,573)
                                                                    ====    =======    ============      ========   ===========






   The accompanying notes are an integral part of these financial statements.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                                  NOVEMBER 26,    NOVEMBER 28,   NOVEMBER 29,
                                                                                      2000            1999           1998
                                                                                      ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................       $ 223,392       $   5,355     $ 102,502
Adjustments to reconcile net cash provided by (used for) operating activities:
     Depreciation and amortization...........................................           90,981         120,102       128,773
     Gain on dispositions of property, plant and equipment...................          (24,683)         (3,802)       (1,807)
     Unrealized foreign exchange (gains) losses..............................           (5,194)        (10,130)       27,219
     Decrease in trade receivables...........................................           54,032          57,643        31,806
     Decrease (increase) in income taxes receivable..........................           70,000         (70,000)           --
     (Increase) decrease in inventories......................................          (20,949)        106,979        45,754
     Increase in other current assets........................................          (17,974)        (47,284)      (29,410)
     (Increase) decrease in other long-term assets...........................          (22,436)         18,572         5,679
     Decrease (increase) in net deferred tax assets..........................           55,179          29,340       (43,761)
     Increase in accounts payable and accrued liabilities....................           33,073          11,362        31,595
     (Decrease) increase in restructuring reserves...........................         (216,686)         43,630       (99,452)
     Increase (decrease) in accrued salaries, wages and employee benefits....           70,859         (22,974)      (23,404)
     Increase (decrease) in accrued taxes....................................           49,618         (32,640)      (22,520)
     Increase (decrease) in long-term employee related benefits..............           43,320        (376,204)      127,823
     (Decrease) increase in other long-term liabilities......................          (52,075)            149       (27,893)
     Other, net..............................................................          (24,531)         (3,870)      (29,135)
                                                                                     ---------       ---------     ---------
          Net cash provided by (used for) operating activities...............          305,926        (173,772)      223,769
                                                                                     ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment...................................          (27,955)        (61,062)     (116,531)
Proceeds from sale of property, plant and equipment..........................          114,048          69,455        31,185
Decrease (increase) in net investment hedges.................................           67,978          53,736        (2,532)
Other, net    ...............................................................              152             228         5,171
                                                                                     ---------       ---------     ---------
          Net cash provided by (used for) investing activities...............          154,223          62,357       (82,707)
                                                                                     ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.....................................          376,196       1,462,052     1,959,611
Repayments of long-term debt.................................................         (903,371)     (1,230,145)   (2,037,627)
Net increase (decrease) in short-term borrowings.............................              118          (7,688)     (116,437)
Other, net ..................................................................               (5)             --           (36)
                                                                                     ---------       ---------     ---------
          Net cash (used for) provided by financing activities...............         (527,062)        224,219      (194,489)
                                                                                     ---------       ---------     ---------
Effect of exchange rate changes on cash......................................           (8,845)         (4,553)       (6,492)
                                                                                     ---------       ---------     ---------
          Net (decrease) increase in cash and cash equivalents...............          (75,758)        108,251       (59,919)
Beginning cash and cash equivalents..........................................          192,816          84,565       144,484
                                                                                     ---------       ---------     ---------
ENDING CASH AND CASH EQUIVALENTS.............................................        $ 117,058       $ 192,816     $  84,565
                                                                                     =========       =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest................................................................         $202,355       $ 172,688     $ 167,907
     Income taxes............................................................           56,982          82,675       146,717
     Restructuring initiatives...............................................          183,542         416,123       313,700

   The accompanying notes are an integral part of these financial statements.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Levi Strauss & Co. and its wholly-owned and majority-owned foreign and domestic subsidiaries ("LS&CO." or
"Company") are prepared in conformity with generally accepted accounting principles in the United States ("U.S."). All significant intercompany balances and transactions have been eliminated. LS&CO. is privately held primarily by descendants and relatives of its founder, Levi Strauss.

     The Company's fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2000, 1999 and 1998 fiscal years consisted of 52 weeks and ended November 26, 2000, November 28, 1999 and November 29, 1998, respectively. The fiscal year end for certain foreign subsidiaries is November 30 due to certain local statutory requirements. All references to years relate to fiscal years rather than calendar years.

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the financial statements. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

NATURE OF OPERATIONS

     The Company is one of the world's leading branded apparel companies with operations in more than 40 countries and sales in more than 80 countries. The Company designs and markets jeans and jeans-related pants, casual and dress pants, shirts, jackets and related accessories, for men, women and children, under the Levi's(R), Dockers(R) and Slates(R) brands. The Company markets its Levi's(R) and Dockers(R) brand products in three geographic regions: the Americas, Europe and Asia Pacific. The Slates(R) brand products are marketed in the United States. As of November 26, 2000, the Company employed approximately 17,300 people.

     The stockholders' deficit resulted from a 1996 transaction in which the Company's stockholders created new long-term governance arrangements, including the voting trust and stockholders agreement. As a result, shares of stock of a former parent company, Levi Strauss Associates Inc., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash. The funding for the cash payments in this arrangement was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities. The Company's ability to satisfy its obligations and to reduce its total debt depends on the Company's future operating performance and on economic, financial, competitive and other factors, many of which are beyond the Company's control.

     The Company relies on a number of suppliers for its manufacturing processes, particularly Cone Mills Corporation, which has been and remains the sole supplier of the denim used for 501(R) jeans through the Company's only long-term supply contract. In 2000, 1999 and 1998, Cone Mills Corporation supplied approximately 24%, 22% and 24%, respectively, of the total volume of fabrics purchased worldwide by the Company. The loss of Cone Mills Corporation or other principal suppliers could have an adverse effect on the Company's results of operations.

     A group of key U.S. customers accounts for a significant portion of the Company's total net sales. Net sales to the Company's 10 largest customers, all of which are located in the United States, total approximately 48, 46 and 43 percent of net worldwide sales during fiscal years 2000, 1999 and 1998, respectively.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

     Most of the Company's production and distribution employees in the U.S. are covered by various collective bargaining agreements. Outside the U.S., most of the Company's production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. The Company considers its relations with its employees to be good and have not recently experienced any material job actions or labor shortages.

REVENUE RECOGNITION

     Revenue from the sale of product is recognized upon shipment of products to customers. Allowances for estimated returns and discounts are recognized when sales are recorded. Provisions for returns and discounts are estimated based on various market data, historical trends and information from customers. Actual returns and discounts do not materially differ from estimates.

ADVERTISING COSTS

     In accordance with SOP 93-7, "Reporting on Advertising Costs," the Company expenses advertising costs as incurred. Advertising expense is recorded in marketing, general and administrative expenses. For fiscal years 2000, 1999 and 1998 total advertising expense was $402.7 million, $490.2 million and $466.7 million, respectively.

OTHER OPERATING INCOME

     Other operating income consists principally of licensing fees.

MINORITY INTEREST

     Minority interest is included in other (income) expense, net, and includes a 16.4% minority interest of Levi Strauss Japan K.K. and a 49.0% minority interest of Levi Strauss Istanbul Konfeksigon.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of common shares that could potentially be issued. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all potential dilutive common shares. The Company does not have any potentially dilutive securities. Therefore, basic and diluted EPS are the same. The weighted-average number of common shares outstanding is 37,278,238 for all periods presented.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates fair market value.

INVENTORY VALUATION

     Inventories are valued at the lower of average cost or market value and include materials, labor and manufacturing overhead. Market value is calculated on the basis of anticipated selling price less allowances to maintain a targeted gross margin for each product.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and computers and are depreciated over a range from three to twenty years.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

     The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in the first quarter of fiscal year 2000. SOP 98-1 requires certain costs for computer software developed or obtained for internal use to be capitalized. Capitalized software is carried at cost less accumulated amortization and is amortized over three years on a straight-line basis.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangibles are carried at cost, less accumulated amortization. Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Goodwill is being amortized on a straight-line basis over 40 years through the year 2025. Other intangibles consist primarily of tradenames, which were valued as a result of the 1985 acquisition. Tradenames and other intangibles are being amortized over the estimated useful lives of the related assets, which range from six to 40 years.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

INCOME TAXES

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

TRANSLATION ADJUSTMENT

     The functional currency for most of the Company's foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a separate component of accumulated other comprehensive income in the consolidated financial statements.

     The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies and certain other subsidiaries. The translation adjustments for these entities are included in other (income) expense, net.

SELF-INSURANCE

     The Company is partially self-insured for workers' compensation and certain employee health benefits. Accruals for losses are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry. Actual losses could differ from accrued amounts.


SECURITIZATIONS

     The Company accounts for securitization of receivables in accordance with SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities." (SEE "NEW ACCOUNTING STANDARDS" BELOW ON THE ISSUANCE OF SFAS 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.")

INTEREST RATE SWAPS

     The Company enters into interest rate swap transactions to manage interest rate exposures on its debt. Net interest receivable or payable on the swap transactions is included in interest expense. Gains or losses that result from the early termination of swap

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
agreements are deferred and amortized over the shorter of the original maturity date of the swap or the remaining term of the associated debt as a component of interest expense. (SEE "NEW ACCOUNTING STANDARDS" BELOW FOR DISCLOSURE ON THE ADOPTION OF SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.")

FOREIGN EXCHANGE CONTRACTS

     The Company enters into foreign exchange contracts to hedge against known foreign currency denominated exposures, particularly dividends and intercompany royalties, loans, sourcing and other transactions with its foreign affiliates and licensees. The accounting treatment of these instruments is dependent on the exposure being hedged. Forward and swap transactions hedging the Company's cash management and sourcing exposures are reported at market value, with gains and losses included in current earnings in other (income) expense, net. Option premiums on these hedges is amortized straight-line over the life of the option and is also included in other (income) expense, net. The intrinsic value is used to mark the option value to market through current earnings.

     Forward and swap transactions hedging net investments in foreign affiliates and royalties are also reported at market value but the market gain or loss is included in translation adjustment, a component of comprehensive income, which is included in stockholders' deficit on the balance sheet. Similarly, option premiums on hedges of net investments and royalties are amortized to the translation equity account. The intrinsic value of the options is used to mark the instruments to market at each financial statement date with the change in value recorded in translation adjustment. At November 26, 2000 and November 28, 1999, the net effect of exchange rate changes related to net investment hedge transactions was a $57.2 million increase and a $27.0 million increase respectively, to the translation adjustment. (SEE "NEW ACCOUNTING STANDARDS" BELOW FOR DISCLOSURE ON THE ADOPTION OF SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.")

NEW ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities." This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's May 27, 2001 quarterly financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for the Company's November 25, 2001 annual financial statements. The Company is currently evaluating the impact of the adoption of this standard; however, it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 and subsequent amendments the first day of fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge.

FOREIGN EXCHANGE HEDGING

     The primary purpose of the Company's foreign exchange hedging activities is to maximize the U.S. dollar value of the Company over the long term. The Company manages its foreign currency exposures in a way that makes it unlikely that it will obtain hedge accounting treatment for all of its exposure management activities upon the adoption of SFAS 133. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engages in active management of those exposures with the objective of protecting future cash flows and mitigating risks. The Company does not hold any derivative instruments for trading purposes.

     As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment under SFAS
133. Derivative instruments utilized in these transactions will be valued at fair value and changes in fair value will be consequently classified into earnings. Therefore, it is possible that the Company will experience increased volatility in earnings.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

     The Company uses a variety of derivative instruments, including forward, swap and option contracts, to hedge foreign currency exposures related to sourcing, net investment positions, royalties and cash management.

     The derivative instruments used to hedge sourcing exposure are currently recorded at their fair value and any changes in fair value are included in earnings. Under SFAS 133, a majority of these contracts would not qualify for hedge accounting treatment. The Company has therefore chosen to continue to mark to market all sourcing related hedge transactions at their fair value and any changes in fair value will be recorded in earnings. At November 26, 2000, the fair value of these derivative instruments hedging sourcing exposure represented a net asset of $13.7 million, which is recorded on the balance sheet.

     The Company hedges its net investment position in major currencies by using forward, swap and option contracts. The contracts hedging these net investments are currently in compliance with SFAS 52, "Foreign Currency Translation," and are considered net investment hedges. As a result, the related gains and losses are categorized as cumulative translation adjustment in the other comprehensive income section of stockholders' deficit. This will continue to be the methodology going forward for the contracts that qualify for hedge accounting treatment under SFAS 133. At November 26, 2000, the gains on these hedge contracts amounted to $1.4 million and are reflected in the cumulative translation adjustment section of other comprehensive income.

     The contracts hedging intercompany royalty flows are currently in compliance with SFAS 52, "Foreign Currency Translation," and are designated as net investment hedges. Therefore, the related gains and losses are categorized as cumulative translation adjustment in the other comprehensive income section of stockholders' deficit. The transactions hedging intercompany royalty flows will be considered cash flow hedges according to SFAS 133 rules. Consequently, gains and losses on the contracts that qualify and are designated for hedge accounting treatment will be deferred in other comprehensive income until the underlying royalty flow has been settled. The fair value of these transactions at November 26, 2000 amounted to a gain of $1.8 million. At the beginning of fiscal 2001, hedging activity related to outstanding cash flow hedges are valued at a gain of $1.0 million and will be reclassified into earnings as the underlying hedged items impact earnings.

     The derivative instruments utilized in transactions hedging cash management exposures are currently and, under SFAS 133, will continue to be marked to market at their fair value and any changes in fair value are recorded in earnings.

     Under SFAS 133, fair values of forward transactions and of the forward portion of swap transactions will be calculated using the discounted difference between the contract forward price and the forward price at the closing date for the remaining life of the contract. Forward points will no longer be recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. Following SFAS 133 valuation principles, option contracts are also recorded at fair value. Therefore, option premiums will no longer be recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. These changes in valuation methods will impact the Company's earnings and the accumulated other comprehensive income section of stockholders' equity beginning in fiscal 2001. At adoption of SFAS 133, the earnings impact of these changes in valuation methods is an estimated gain of $1.3 million. Additionally the accumulated other comprehensive income section of stockholders' equity will decrease by approximately $0.7 million.

INTEREST RATE HEDGING

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures. The Company's policy is to manage interest costs using a mix of fixed and variable debt.

     The fair value of these derivative instruments is not currently recorded on the Company's financial statements. Under SFAS 133, those interest rate hedging instruments that do not qualify for hedge accounting treatment will be recorded on the balance sheet at their fair value. The related changes in fair value will be included in earnings. The earnings impact of this adjustment is estimated at a loss of $1.2 million.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 2: EXCESS CAPACITY REDUCTIONS/RESTRUCTURING RESERVES

NORTH AMERICA PLANT CLOSURES

     Over the last three years, the Company has closed 29 of its owned and operated production and finishing facilities in North America and Europe in order to reduce costs, eliminate excess capacity and align its sourcing strategy with changes in the industry and in consumer demand. Plant closures were announced in November 1997, in which ten manufacturing facilities as well as a finishing center in the U.S. were closed by the end of 1998, displacing approximately 6,400 employees. The Company recorded an initial charge of $386.8 million in 1997 that consisted of $42.7 million for asset write-offs, $327.8 million for severance and employee benefits and $16.3 million for other restructuring costs. In fiscal year 2000, $5.0 million of the reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. This reversal was primarily associated with employee benefits that expired during 2000. The ending balances for this reserve are displayed in the table below.

     In line with the above plans, the Company announced in November 1998 the closure of two more finishing centers in the U.S. that were closed by the end of 1999, displacing approximately 990 employees. The Company recorded an initial charge of $82.1 million in 1998 that consisted of $23.4 million for asset write-offs, $56.5 million for severance and employee benefits and $2.2 million for other restructuring costs. In fiscal year 2000, a small amount of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. This reversal was primarily associated with employee benefits and was based upon historical trends and future projections of medical and other employee benefits. The ending balances for this reserve are displayed in the table below.

     Also in conjunction with such plans, the Company announced in February 1999 the closure of 11 additional manufacturing facilities in North America that were closed by the end of 1999, displacing approximately 5,900 employees. The Company recorded an initial charge of $394.1 million in 1999 that consisted of $33.4 million for asset write-offs, $299.4 million for severance and employee benefits and $61.3 million for other restructuring costs. In fiscal year 2000, $13.3 million of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. Of this reversal, $7.1 million was primarily associated with employee benefits and was based upon historical trends and future projections of medical and other employee benefits. Of this reversal, $6.1 million was primarily associated with plant closure costs and was based upon historical trends from previous plant closures. The ending balances of this reserve are displayed in the table below.


1997 NORTH AMERICA PLANT CLOSURES


                                               BALANCE                               BALANCE                            BALANCE
                                                  AT                                   AT                                 AT
                                               11/29/98    CHARGES     REDUCTIONS    11/28/99   REVERSALS  REDUCTIONS   11/26/00
                                               --------    -------     ----------    --------   ---------  ----------   --------
                                                                           (DOLLARS IN THOUSANDS)
Severance and employee
   benefits................................      $30,582      $ --       $(17,830)    $12,752   $(4,987)    $(7,544)     $  221
Other restructuring costs..................       11,863        --         (8,925)      2,938        --        (712)      2,226
                                                 -------      ----       --------     -------   -------     -------      ------
     Total.................................      $42,445      $ --       $(26,755)    $15,690   $(4,987)    $(8,256)     $2,447
                                                 =======      ====       ========     =======   =======     =======      ======

                       LEVI STRAUSS & CO. AND SUBSIDIARIES


1998 NORTH AMERICA PLANT CLOSURES

                                               BALANCE                                BALANCE                           BALANCE
                                                  AT                                    AT                                 AT
                                               11/29/98    CHARGES     REDUCTIONS    11/28/99   REVERSALS  REDUCTIONS   11/26/00
                                               --------    -------     ----------    --------   ---------  ----------   --------
                                                                           (DOLLARS IN THOUSANDS)
Severance and employee
   benefits.................................     $54,552      $ --       $ (50,407)   $4,145    $  (13)     $(2,683)     $ 1,449
Other restructuring costs...................       1,902        --            (101)    1,801        --       (1,193)         608
                                                 -------      ----       ---------    ------    ------      -------      -------
     Total..................................     $56,454      $ --       $ (50,508)   $5,946    $  (13)     $(3,876)     $ 2,057
                                                 =======      ====       =========    ======    ======      =======      =======


1999 NORTH AMERICA PLANT CLOSURES

                                               BALANCE                               BALANCE                            BALANCE
                                                  AT                                    AT                                AT
                                               11/29/98    CHARGES     REDUCTIONS    11/28/99   REVERSALS  REDUCTIONS   11/26/00
                                               --------    -------     ----------    --------   ---------  ----------   --------
                                                                           (DOLLARS IN THOUSANDS)
Severance and employee
   benefits.................................     $    --      $299,368   $(183,131)   $116,237  $(7,132)    $(89,253)    $19,852
Other restructuring costs...................          --        61,307     (17,865)     43,442   (6,149)      (2,528)     34,765
                                                 -------      --------   ---------    --------  --------    ---------    -------
     Total..................................     $    --      $360,675   $(200,996)   $159,679  $(13,281)   $(91,781)    $54,617
                                                 =======      ========   =========    ========  ========    ========     =======


CORPORATE REORGANIZATION INITIATIVES

     In 1998, the Company instituted various corporate reorganization initiatives, displacing approximately 770 employees. The goal of these initiatives was to reduce overhead costs and consolidate operations. The Company recorded initial charges of $61.1 million in 1998 that consisted of $3.0 million for asset write-offs, $50.1 million for severance and employee benefits and $7.9 million for other restructuring costs. In fiscal year 2000, $3.7 million of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. Of this reversal, $1.8 million was primarily associated with employee benefits and was based upon historical trends and future projections of medical and other employee benefits. Of this reversal, $1.9 million was primarily associated with higher sub-lease income than initially projected. The ending balances for this reserve are displayed in the table below.

     In line with such overhead reorganization initiatives, the Company recorded additional charges of $48.9 million in 1999 that consisted of $45.0 million for severance and employee benefits and $3.9 million for other restructuring costs and an estimated displacement of 930 employees. In fiscal year 2000, $9.0 million of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. As a result of this reevaluation, a total of 730 employees are estimated to be displaced. As of November 26, 2000, approximately 670 employees had been displaced. The ending balances for this reserve are displayed in the table below.


1998 CORPORATE REORGANIZATION INITIATIVES

                                            BALANCE                             BALANCE                            BALANCE
                                              AT                                  AT                                  AT
                                           11/29/98     CHARGES    REDUCTIONS   11/28/99  REVERSALS   REDUCTIONS   11/26/00
                                           --------     -------    ----------   --------  ---------   ----------   --------
                                                                       (DOLLARS IN THOUSANDS)
Severance and employee benefits.........    $50,139        $ --      $(45,893)  $ 4,246   $(1,838)     $(2,308)      $  100
Other restructuring costs...............      7,198          --          (786)    6,412    (1,897)      (2,742)       1,773
                                            -------        ----      --------   -------   -------      -------       ------
     Total..............................    $57,337        $ --      $(46,679)  $10,658   $(3,735)     $(5,050)      $1,873
                                            =======        ====      ========   =======   =======      =======       ======

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

1999 CORPORATE REORGANIZATION INITIATIVES

                                            BALANCE                             BALANCE                            BALANCE
                                              AT                                  AT                                  AT
                                           11/29/98     CHARGES    REDUCTIONS   11/28/99  REVERSALS   REDUCTIONS   11/26/00
                                           --------     -------    ----------   --------  ---------   ----------   --------
                                                                        (DOLLARS IN THOUSANDS)
Severance and employee benefits..........   $    --      $44,952     $(1,402)   $43,550   $(7,695)     $(33,093)     $2,762
Other restructuring costs................        --        3,937      (2,257)     1,680    (1,268)         (412)         --
                                            -------      -------     -------    -------   -------      --------      ------
     Total...............................   $    --      $48,889     $(3,659)   $45,230   $(8,963)     $(33,505)     $2,762
                                            =======      =======     =======    =======   =======      ========      ======

EUROPE REORGANIZATION AND PLANT CLOSURES

     In September 1998 the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999. The Company recorded an initial charge of $107.5 million in 1998 that consisted of $10.0 million for asset write-offs and $97.5 million for severance and employee benefits. As of November 26, 2000, approximately 1,645 employees had been displaced. The ending balances for this reserve are displayed in the table below.

     In conjunction with such plans in Europe, the Company announced in September 1999 plans to close a production facility and reduce capacity at a finishing facility in the United Kingdom, to further reduce overhead costs and consolidate operations, and to displace approximately 960 employees. The production facility was closed in December 1999. The Company recorded an initial charge of $54.7 million in 1999 that consisted of $4.5 million for asset write-offs, $48.2 million for severance and employee benefits and $2.0 million for other restructuring costs. In fiscal year 2000, $2.2 million of the remaining reserve balance was reversed due to the periodic reevaluation resulting from updated estimates and assumptions. As a result of this reevaluation, a total of 945 employees are estimated to be displaced. As of November 26, 2000, approximately 910 employees had been displaced. The ending balances for this initial charge are displayed in the table below.


1998 EUROPE REORGANIZATION AND PLANT CLOSURES

                                         BALANCE                                BALANCE                              BALANCE
                                            AT                                    AT                                   AT
                                         11/29/98     CHARGES    REDUCTIONS     11/28/99    REVERSALS   REDUCTIONS   11/26/00
                                         --------     -------    ----------     --------    ---------   ----------   --------
                                                                      (DOLLARS IN THOUSANDS)
Severance and employee benefits......     $88,415     $ --        $(77,762)      $10,653       $ --      $(9,145)     $1,508
                                          -------     -----       --------       -------       ----      -------      ------
     Total...........................     $88,415     $ --        $(77,762)      $10,653       $ --      $(9,145)     $1,508
                                          =======     =====       ========       =======       ====      =======      ======


1999 EUROPE REORGANIZATION AND PLANT CLOSURES

                                         BALANCE                                BALANCE                             BALANCE
                                            AT                                    AT                                   AT
                                         11/29/98     CHARGES    REDUCTIONS     11/28/99    REVERSALS   REDUCTIONS   11/26/00
                                         --------     -------    ----------     --------    ---------   ----------  ---------
                                                                     (DOLLARS IN THOUSANDS)
Severance and employee benefits......     $ --        $ 48,160    $(9,747)      $38,413      $(2,165)    $(30,557)    $5,691
Other restructuring costs............       --           2,029        (17)        2,012           --       (1,372)       640
                                          ----        --------    -------       -------      -------     --------     ------
     Total...........................     $ --        $ 50,189    $(9,764)      $40,425      $(2,165)    $(31,929)    $6,331
                                          ====        ========    =======       =======      =======     ========     ======

     Severance and employee benefits relate to severance packages, out-placement and career counseling for employees affected by the plant closures, and reorganization initiatives. Reductions consist of payments for severance and employee benefits, other restructuring costs and actual losses on disposal of assets. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet. The majority of the initiatives are expected to be completed by the end of 2001.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 3: INCOME TAXES

     The U.S. and non-U.S. components of income before taxes are as follows:

                                                                                 2000          1999        1998
                                                                                 ----          ----        ----
                                                                                     (DOLLARS IN THOUSANDS)
           U.S. ......................................................           $185,161     $  6,025    $ 61,197
           Non-U.S. ..................................................            158,519        2,474     101,503
                                                                                 --------     --------    --------
                Total.................................................           $343,680     $  8,499    $162,700
                                                                                 ========     ========    ========

     The provision for taxes consists of the following:

                                                                                 2000          1999        1998
                                                                                 ----          ----        ----
                                                                                  (DOLLARS IN THOUSANDS)
      Federal-U.S.
           Current....................................................           $ (9,417)    $(53,441)   $(36,879)
           Deferred...................................................             23,851       20,589       1,812
                                                                                 --------      -------     -------
                                                                                 $ 14,434     $(32,852)   $(35,067)
                                                                                 ========     ========    ========
      State-U.S.
           Current....................................................           $  3,758     $   (521)   $    458
           Deferred...................................................              6,552          776       4,423
                                                                                 --------     --------    --------
                                                                                 $ 10,310     $    255    $  4,881
                                                                                 ========     ========    ========
       Non-U.S.
           Current....................................................           $ 62,249     $ 32,663    $132,089
           Deferred...................................................             33,295        3,078     (41,705)
                                                                                 --------     --------    --------
                                                                                 $ 95,544     $ 35,741    $ 90,384
                                                                                 ========     ========    ========

      Total
           Current....................................................           $ 56,590     $(21,299)   $ 95,668
           Deferred...................................................             63,698       24,443     (35,470)
                                                                                 --------     --------    --------
                                                                                 $120,288     $  3,144    $ 60,198
                                                                                 ========     ========    ========


     At  November  26, 2000,  cumulative  non-U.S. operating  losses  of  $150.3 million generated by the Company were available to reduce future non-U.S. taxable income. Approximately $109.5 million of the non-U.S. operating losses expire between the years 2001 and 2010 and the remainder of the non-U.S. losses carry-forward indefinitely.

     Income taxes due to translation adjustment, recorded in the translation equity adjustment, was $21.2 million, $8.7 million and $3.8 million for 2000, 1999 and 1998, respectively.

     Temporary   differences   which  give  rise  to  deferred  tax  assets  and
liabilities at November 26, 2000 and November 28, 1999 were as follows:

                      LEVI STRAUSS & CO. AND SUBSIDIARIES


                                                                                       2000            1999
                                                                                     DEFERRED        DEFERRED
                                                                                    TAX ASSETS      TAX ASSETS
                                                                                   (LIABILITIES)  (LIABILITIES)
                                                                                   -------------  -------------
                                                                                       (DOLLARS IN THOUSANDS)
             Postretirement benefits.............................................     $ 207,318      $ 215,361
             Employee compensation and benefit plans.............................       159,321        146,261
             Inventory...........................................................        55,876         86,311
             Depreciation and amortization.......................................        (8,765)         4,713
             Foreign exchange gains/losses.......................................       (36,364)       (36,834)
             Restructuring and special charges...................................        32,366        102,501
             Tax on unremitted non-U.S. earnings.................................       149,174        153,551
             State income tax....................................................       (20,693)       (21,352)
             Foreign losses......................................................        33,000         30,000
             Foreign tax credit carryforward.....................................        78,984         55,745
             Alternative minimum tax credit carryforward.........................        26,362          6,845
             Other...............................................................        71,930         66,105
             Less valuation allowance............................................       (58,000)       (55,000)
                                                                                      ---------      ---------
                                                                                      $ 690,509      $ 754,207
                                                                                      =========      =========

     The $58.0 million deferred tax valuation allowance at November 26, 2000 represents the portion of the Company's consolidated deferred tax assets for which the Company, based upon its projections as of that date, does not believe that the realization is more likely than not.

     The Company's effective income tax rate for fiscal years 2000, 1999 and 1998 differs from the statutory federal income tax rate as follows:

                                                                                                2000        1999       1998
                                                                                                ----        ----       ----
           Statutory rate..................................................................      35.0%      35.0%      35.0%
           Changes resulting from:
                State income taxes, net of federal income tax benefit......................       2.0        2.0        2.0
                Change in valuation allowance..............................................       0.7       15.2        6.0
                Acquisition-related book and tax bases differences.........................       1.1       43.6        2.3
                Reversal of prior years' accruals..........................................      (3.6)     (55.0)     (11.3)
                Other, net.................................................................      (0.2)      (3.8)       3.0
                                                                                                 ----       ----       ----
           Effective rate..................................................................      35.0%      37.0%      37.0%
                                                                                                 ====       ====       ====

     The consolidated U.S. income tax returns of the Company for 1986 through 1999 are under examination by the Internal Revenue Service ("IRS"). A tentative settlement agreement covering most issues has been reached with the IRS covering the years 1986 through 1989. The Company believes it has made adequate provision for income taxes and interest for all periods under review.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment ("PP&E") are as follows:


                                                                                      2000              1999
                                                                                      ----              ----
                                                                                    (DOLLARS IN THOUSANDS)
              Land ........................................................         $   34,458       $   48,483
              Buildings and leasehold improvements.........................            416,935          566,046
              Machinery and equipment......................................            610,599          643,463
              Construction in progress.....................................              8,033            4,968
                                                                                    ----------       ----------
                   Total PP&E..............................................          1,070,025        1,262,960
              Accumulated depreciation.....................................           (495,986)        (548,437)
                                                                                    ----------       ----------
              PP&E, net....................................................         $  574,039       $  714,523
                                                                                    ==========       ==========

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     As a result of the excess capacity reduction and reorganization initiatives charges (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS), the Company recognized impairment losses in 1999 and 1998 of $37.9 million and $36.4 million, respectively, related to certain plant assets. The impairment losses were recorded as a reduction of the book value of machinery and equipment in the table above. The adjustment to net realizable value was determined by estimating the proceeds realizable on sale or lease of these assets.

     As of November 26, 2000, the Company had approximately $12.0 million of PP&E, net, available for sale.

     Depreciation expense for 2000, 1999 and 1998 was $80.2 million, $108.7 million and $114.3 million, respectively.

     Construction in progress at November 26, 2000 related to various projects. It is estimated that approximately $6.0 million in costs will be incurred to complete these projects in 2001. These projects consist of sales office capital improvements, sourcing projects, internally developed software and facilities infrastructure. Construction in progress at November 28, 1999 related to various projects that were completed and placed into service in 2000.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

     The components of goodwill and other intangible assets are as follows:

                                                                                       2000          1999
                                                                                       ----          ----
                                                                                    (DOLLARS IN THOUSANDS)
              Goodwill...........................................................     $ 351,474    $ 351,474
              Tradenames and other intangibles...................................        78,308       81,896
                                                                                      ---------    ---------
                   Total intangible assets.......................................       429,782      433,370
              Accumulated amortization related to goodwill.......................      (133,995)    (125,208)
              Other accumulated amortization.....................................       (30,831)     (32,844)
                                                                                      ---------    ---------
              Intangible assets, net.............................................     $ 264,956    $ 275,318
                                                                                      =========    =========


     The Company reduced other intangibles by $3.6 million to remove fully amortized assets in 2000. In 1999, there was an impairment loss of $13.6 million related to obsolete technology that was recorded in other (income) expense, net.

     Amortization expense for 2000, 1999 and 1998 was $10.8 million, $11.4 million and $14.4 million, respectively.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 6: DEBT AND LINES OF CREDIT

     Debt and lines of credit are summarized below:


                                                                                                     2000          1999
                                                                                                     ----          ----
                                                                                                  (DOLLARS IN THOUSANDS)
      LONG-TERM DEBT:
      Unsecured:
           Credit facilities................................................................      $       --  $1,417,000
           Notes:
                6.80%, due 2003.............................................................         348,559     348,065
                7.00%, due 2006.............................................................         447,207     446,735
           Yen-denominated eurobond:
                4.25%, due 2016.............................................................         183,486     188,679
                                                                                                  ----------  ----------
                                                                                                     979,252   2,400,479
      Secured:
           Credit Facilities................................................................         988,639          --
           Customer Service Center Equipment Financing......................................          85,013          --
           European Receivables-backed securitization financing agreement...................          31,148          --
           Domestic Receivables-backed securitization financing agreement...................              --     214,000
           Industrial development revenue refunding bond....................................          10,000      10,000
           Notes payable, at various rates, due in installments through 2006................           1,295       6,331
                                                                                                  ----------  ----------
                                                                                                   2,095,347   2,630,810
     Current maturities.....................................................................        (200,207)   (200,193)
                                                                                                  ----------  ----------
                     Total..................................................................      $1,895,140  $2,430,617
                                                                                                  ==========  ==========
      UNUSED LINES OF CREDIT:
           Long-term    ....................................................................      $       --  $       --
           Short-term   ....................................................................         469,992     201,689
                                                                                                  ----------  ----------
                     Total..................................................................      $  469,992   $ 201,689
                                                                                                  ==========  ==========

NOTES EXCHANGE OFFER

      In May 2000, the Company filed a registration statement on Form S-4 under the Securities Act of 1933, as amended (the "Securities Act") with the SEC relating to an exchange offer of its 6.80% notes due 2003 and 7.00% notes due 2006 (see "1996 Notes Offering" below). The exchange offer gave holders of these notes the opportunity to exchange these old notes, which were issued on November 6, 1996 under Rule 144A of the Securities Act, for new notes that are registered under the Securities Act of 1933. The new notes are identical in all material respects to the old notes except that the new notes are registered.

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

1996 NOTES OFFERING

     In 1996, the Company issued two series of notes payable totaling $800.0 million to qualified institutional investors in reliance on Rule 144A under the U.S. Securities and Exchange Act of 1933 (the "Notes Offering"). The notes are unsecured obligations of the Company and are not subject to redemption before maturity. The issuance was divided into two series: $350.0 million seven-year notes maturing in November 2003 and $450.0 million ten-year notes maturing in November 2006. The seven- and ten-year notes bear interest at 6.80% and 7.00% per annum, respectively, payable semi-annually in May and November of each year. Discounts of $8.2 million on the original issue are being amortized over the term of the notes using an approximate

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
effective-interest rate method. Net proceeds from the Notes Offering were used to repay a portion of the indebtedness outstanding under a 1996 credit facility agreement.

YEN-DENOMINATED EUROBOND PLACEMENT

     In 1996, the Company issued a 20 billion yen principal amount eurobond (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at the option of the Company at a make-whole redemption price commencing in 2006. Net proceeds from the placement were used to repay a portion of the indebtedness outstanding under a 1996 credit facility agreement.

CREDIT FACILITIES

     On January 31, 2000 the Company amended three of its credit facility agreements and entered into one new agreement to reflect its current financial position and extend maturity dates (the "2000 Credit Facility"). The financing package consists of four separate agreements: (1) a new $450.0 million bridge facility to fund working capital and support letters of credit, foreign exchange contracts and derivatives, (2) an amended $300.0 million revolving credit facility, extending the existing bridge facility, (3) an amended $545.0 million 364-day credit facility, and (4) an amended $584.0 million 5-year credit facility. Simultaneously with entering into these agreements, the Company terminated a domestic receivables-backed securitization financing.

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

     In addition, if by February 1, 2001 the Company has not completed one or more private or public capital-raising transactions yielding net proceeds of at least $300.0 million, which are required to be used to reduce commitments under the bank credit facilities, the Company will be required to pay its lenders an additional borrowing spread of 1.00% on outstanding borrowings under the bank credit facilities, plus a one-time additional fee of 2.00% of total commitments as of January 31, 2001. The Company's borrowing spread will be increased by 0.25% quarterly until those capital-raising transactions are completed. In February 2001, the Company entered into a new $1.05 billion senior secured credit facility to replace the 2000 Credit Facility on more favorable terms. Also in January 2001, the Company issued two series of notes payable totaling the equivalent of $497.5 million to qualified institutional investors. (SEE NOTE 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

     The credit agreements relating to the 2000 Credit Facility contain customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The credit agreements also contain financial covenants that the Company must satisfy on an ongoing basis, including a maximum leverage ratio, a minimum coverage ratio and a minimum earnings base calculation. The Company was in compliance with financial covenants required by the credit facility agreements as of November 26, 2000.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

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

EUROPEAN RECEIVABLES SECURITIZATION AGREEMENTS

     In February 2000, several of the Company's European subsidiaries entered into receivable securitization financing agreements with several lenders to borrow up to $125.0 million. Any borrowings under the facilities must be used to reduce the commitment levels under the Company's bank credit facilities. During November 2000, 36.5 million euro (or approximately $30.7 million at time of borrowing) were borrowed under these agreements at initial interest rates of 6.72%. Interest rates under this agreement are variable based on commercial paper market conditions, and the debt ratings of the underlying conduit. In December 2000, an additional 10.4 million euro (equivalent to approximately $9.3 million at time of borrowing) at an initial interest rate of 6.70% was borrowed under these agreements. Borrowings are collateralized by a security interest in the receivables of these subsidiaries. These securitizations did not meet the criteria for sales accounting under SFAS 125 and therefore have been accounted for as a secured borrowing.

INDUSTRIAL DEVELOPMENT REVENUE REFUNDING BOND

     In 1995, the City of Canton, Mississippi issued an industrial development revenue refunding bond with a principal amount of $10.0 million, and the proceeds were loaned to the Company to help finance the cost of acquiring a customer service center in Canton. Interest payments are due monthly at a variable rate based upon the J.J. Kenny Index, reset weekly at a maximum rate of 13.00%, and the principal amount is due June 1, 2003. The bond is secured by a letter of credit that expires on June 15, 2001, which the Company has the opportunity to extend or renew.

DOMESTIC RECEIVABLES-BACKED SECURITIZATION FINANCING AGREEMENT

     The Company terminated its domestic receivables-backed securitization financing agreement in January 2000 in connection with the 2000 Credit Facility amendment (see above). During April 1999, the Company, through a wholly owned special purpose entity, Levi Strauss Funding Corp. ("LSFC"), entered into a U.S. receivables-backed securitization financing agreement. LSFC's sole business consisted of purchasing receivables from the Company and its affiliates as part of this financing transaction. LSFC was a separate corporation with its own separate creditors who, in any liquidation of the Company or its affiliates, was entitled to be satisfied out of LSFC's assets prior to any value in LSFC being available to the equity holders of LSFC. Under the terms of the agreement as of November 28, 1999, borrowings of $214.0 million were collateralized by a security interest in LSFC's receivables. The maximum amount outstanding varied based upon the level of eligible receivables as defined under the agreement. The Company intended to extend the commitment period beyond one year as of November 28, 1999, and therefore borrowings under this agreement were classified as long-term debt. The net borrowings from this facility were used to repay a portion of the indebtedness outstanding in the credit facilities during fiscal year 1999. The fees under this agreement were variable based on outstanding receivables and the Company's debt ratings. Interest rates ranged from 4.90% to 5.54% with an effective weighted average interest rate of 5.69% during 1999.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

PRINCIPAL SHORT-TERM AND LONG-TERM DEBT PAYMENTS

     As of November 26, 2000, the required aggregate short-term and long-term debt principal payments for the next five years and thereafter are as follows:

                                                                 PRINCIPAL
                                                                 PAYMENTS
                                                                 --------
                                                               (DOLLARS IN
            YEAR                                                THOUSANDS)
            ----
            2001 ........................................       $  194,763
            2002*........................................          838,629
            2003 ........................................          397,506
            2004 ........................................            8,521
            2005 ........................................           56,202
            Thereafter...................................          630,809
                                                                ----------
                 Total...................................       $2,126,430
                                                                ==========
--------------

* The 2000 Credit Facility has payment terms maturing in 2002. The Company intends and is able to extend these borrowings using various funding vehicles. In February 2001, the Company entered into a new $1.05 billion senior secured credit facility to replace the 2000 Credit Facility on more favorable terms. Also in January 2001, the Company issued two series of notes payable totaling the equivalent of $497.5 million to qualified institutional investors. (SEE
  NOTE 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

SHORT-TERM CREDIT LINES AND STAND-BY LETTERS OF CREDIT

     At November 26, 2000, the Company had unsecured and uncommitted short-term credit lines available totaling $17.5 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

     At November 26, 2000 and November 28, 1999, the Company had $193.4 million and $89.4 million, respectively, of standby letters of credit with various international banks, of which $52.5 million and $70.6 million, respectively, serves as guarantees by the creditor banks to cover U.S. workers' compensation claims. In addition, $109.6 million of these standby letters of credit under the secured bank credit facility support short-term credit lines at November 26, 2000. The Company pays fees on the standby letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

INTEREST RATE SWAPS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

     At November 26, 2000, the Company had no interest rate swap transactions outstanding. During the fourth quarter of 2000, interest rate swap transactions outstanding with the total notional principal amount of $425.0 million that converted floating rate liabilities to fixed rates matured and the Company terminated $375.0 million of its swap transactions that converted fixed rate liabilities to floating rates. The Company has entered into interest rate option structures (caps and floors) to reduce or neutralize the exposure to changes in variable interest rates. The structures represent an outstanding amount of $425.0 million and cover a series of variable cash flows through November 2001.

     The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate derivative transactions. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

INTEREST RATES ON BORROWINGS

     The Company's weighted average interest rate on borrowings outstanding during 2000 and 1999, including the impact of interest rate swap transactions, was 9.50% and 6.95%, respectively.


NOTE 7: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

         At November 26, 2000, the Company had U.S. dollar forward currency contracts to sell the aggregate equivalent of $621.4 million and to buy the aggregate equivalent of $363.4 million of various foreign currencies. The Company also had Euro forward currency contracts to sell the aggregate equivalent of $58.5 million and to buy the aggregate equivalent of $32.9 million of various foreign currencies. Additionally, the Company had U.S. dollar option contracts to sell the aggregate equivalent of $1.3 billion and to buy the aggregate equivalent of $661.2 million of various foreign currencies. The Company also had Euro option contracts to buy the foreign currency aggregate equivalent of $8.4 million. These contracts are at various exchange rates and expire at various dates through August 2001.

     Most option transactions, included in the amounts above, are for the exchange of Euro and U.S. dollar. At November 26, 2000, the Company had bought U.S. dollar options to sell the equivalent of $537.2 million against the Euro. To finance the option premiums related to these options, the Company sold options having the obligation to buy Euro for an equivalent of $97.3 million U.S. dollars.

     The Company's market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

OTHER CONTINGENCIES

     In the ordinary course of its business, the Company has pending various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company's financial position or results of operations.

     The operations and properties of the Company comply with all applicable federal, state and local laws enacted for the protection of the environment, and with permits and approvals issued in connection therewith, except where the failure to comply would not reasonably be expected to have a material adverse effect on the Company's financial position or business operations. Based on current available information, the Company does not consider there to be any circumstances existing that would be reasonably likely to form the basis of an action against the Company that could have a material adverse effect on the Company's financial position or business operations.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of certain financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at November 26, 2000 and November 28, 1999 are as follows:


                                                                   NOVEMBER 26, 2000            NOVEMBER 28,1999
                                                                   -----------------            ----------------
                                                                CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                                                 VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                                 -----       ----------      -----       ----------
                                                                              (DOLLARS IN THOUSANDS)
      DEBT INSTRUMENTS:
           Credit facilities................................   $(1,000,131)   $(1,000,131)  $(1,424,449)   $(1,424,449)
           Yen-denominated eurobond placement...............      (184,043)      (133,945)     (189,274)      (148,113)
           Notes offering...................................      (799,606)      (628,000)     (798,640)      (626,307)
           European Receivables-backed securitization.......       (31,148)       (31,148)          --             --
           Domestic Receivables-backed securitization.......            --             --      (215,836)      (215,836)
           Industrial development revenue refunding
              bond..........................................       (10,036)       (10,036)      (10,030)       (10,030)
           Customer service center equipment financing......       (86,901)       (86,901)          --             --
     CURRENCY AND INTEREST RATE HEDGES:
           Foreign exchange forward contracts...............   $     9,830    $     9,593    $   16,972     $   16,932
           Foreign exchange option contracts................         7,309          6,289         7,806          2,288
           Interest rate swap contracts.....................            --             --        (2,224)        (4,839)
           Interest rate option contracts...................          (457)          (789)           --             --

      Quoted market prices or dealer quotes are used to determine the estimated fair value of foreign exchange contracts, option contracts and interest rate swap contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost, and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables, current assets, certain current and non-current maturities of long-term debt, short-term borrowings and taxes approximate fair value.

     The fair value estimates presented herein are based on information available to the Company as of November 26, 2000 and November 28, 1999. Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to November 26, 2000 and November 28, 1999 may differ substantially from these amounts. Additionally, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 9: LEASES

     The Company is obligated under operating leases for facilities, office space and equipment. At November 26, 2000, obligations under long-term leases are as follows:

                                                                     MINIMUM
                                                                      LEASE
                                                                    PAYMENTS
                                                                    --------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)

            2001 ...............................................      $ 61,879
            2002 ...............................................        58,413
            2003 ...............................................        52,885
            2004 ...............................................        48,322
            2005 ...............................................        45,851
            Remaining years.....................................       208,768
                                                                      --------
                 Total minimum lease payments...................      $476,118
                                                                      ========

     The total minimum lease payments on operating leases have not been reduced by estimated future income of $15.9 million from non-cancelable subleases.

     In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 78 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for 2000, 1999 and 1998 was $78.1 million, $86.1 million and $80.2 million, respectively.


NOTE 10: PENSION AND POSTRETIREMENT BENEFIT PLANS

     The Company has numerous non-contributory defined benefit retirement plans covering substantially all employees. It is the Company's policy to fund its retirement plans based on actuarial recommendations, consistent with applicable laws and income tax regulations. Plan assets, which may be denominated in foreign currencies and issued by foreign issuers, are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. Benefits payable under the plans are based on either years of service or final average compensation. The Company retains the right to amend, curtail or discontinue any aspect of the plans at any time.

     The Company also sponsors other retirement plans, primarily for foreign employees. Expense for these plans in 2000, 1999 and 1998 totaled $5.0 million, $12.0 million and $7.5 million, respectively.

     The Company maintains two plans that provide postretirement benefits, principally health care, to substantially all domestic retirees and their qualified dependents. These plans have been established with the intention that they will continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. Under the Company's current policies, employees become eligible for these benefits when they reach age 55 with 15 years of credited service. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company's policy is to fund postretirement benefits as claims and premiums are paid. In November 2000, the Company announced a plan change for those who retire after March 31, 1989. These changes were effective January 1, 2001 and resulted in increased contributions from retirees for medical coverage and the elimination of any dental subsidies.

     The Company instituted early retirement programs offered to those affected by the Company's excess capacity reduction initiatives and various reorganization initiatives (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS). A reduced benefit is payable under the programs based on reduced years of age and service than under the defined benefit retirement plans. These programs resulted in the recognition of net curtailment gains and losses and early retirement incentives.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES


                                                                       PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                                       ----------------        -----------------------
                                                                 NOVEMBER 26,  NOVEMBER 28,   NOVEMBER 26,  NOVEMBER 28,
                                                                     2000          1999          2000          1999
                                                                     ----          ----          ----          ----
                                                                                  (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year........................      $669,440      $631,788     $ 525,065      $ 483,708
Service cost...................................................        18,661        23,743         7,006          7,480
Interest cost..................................................        43,678        43,154        34,943         33,485
Plan participants' contributions...............................           267           337         1,596          1,140
Plan amendments................................................            --            --       (27,740)            --
Actuarial (gain) loss..........................................       (74,274)      (23,140)       10,577          9,698
Net curtailment (gain) loss....................................       (18,184)       21,973            --         13,774
Settlement (gain) loss.........................................          (187)          540            --             --
Benefits paid*.................................................       (37,341)      (28,955)      (32,330)       (24,220)
                                                                     --------      --------     ---------      ---------
Benefit obligation at end of year..............................       602,060       669,440       519,117        525,065
                                                                     --------      --------     ---------      ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year.................       572,576       500,789            --             --
Actual return on plan assets...................................        91,631        94,976            --             --
Employer contribution..........................................        12,817         5,429        30,734         23,080
Plan participants' contributions...............................           267           337         1,596          1,140
Benefits paid*.................................................       (37,341)      (28,955)      (32,330)       (24,220)
                                                                     --------      --------     ---------      ---------
Fair value of plan assets at end of year.......................       639,950       572,576            --             --
                                                                     --------      --------     ---------      ---------
Funded status..................................................        37,891       (96,864)     (519,117)      (525,065)
Unrecognized actuarial gain....................................      (136,913)       (9,247)      (31,221)       (41,724)
Unrecognized prior service cost................................        13,306         6,737       (27,740)            --
                                                                     --------      --------     ---------      ---------
Net amount recognized..........................................      $(85,716)     $(99,374)    $(578,078)     $(566,789)
                                                                     ========      ========     =========      =========

--------------

* Pension benefits are paid by a trust. Postretirement benefits are paid by the Company.


                                                                         PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                                         ----------------       -----------------------
                                                                         2000        1999         2000          1999
                                                                         ----        ----         ----          ----
                                                                                    (DOLLARS IN THOUSANDS)
Amounts recognized in the consolidated balance sheets Consist of:
     Prepaid benefit cost...........................................   $  3,282    $   1,882    $      --      $      --
     Accrued benefit cost (including short-term)....................    (95,635)    (107,352)    (578,078)      (566,789)
     Intangible asset...............................................      6,637        4,861           --             --
     Accumulated other comprehensive income.........................         --        1,235           --             --
                                                                       ---------   ---------    ---------      ---------
Net amount recognized...............................................   $(85,716)   $ (99,374)   $(578,078)     $(566,789)
                                                                       =========   =========    =========      =========
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.......................................................       8.0%         7.0%         8.0%          7.0%
Expected return on plan assets......................................       9.0%         9.0%          --            --
Rate of compensation increase.......................................       6.0%         6.0%          --            --

         For postretirement benefits measurement purposes, a 9.50% and 4.75% annual rate of increase in the per capita cost of covered health care and Medicare Part B benefits, respectively, were assumed for 2000, declining gradually to 5.50% and 2.75% by the year 2009 and remaining at those rates thereafter.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                                                                               PENSION BENEFITS
                                                                               ----------------
                                                                          2000        1999       1998
                                                                          ----        ----       ----
                                                                            (DOLLARS IN THOUSANDS)
         COMPONENTS OF NET PERIODIC BENEFIT COST:
         Service cost................................................    $18,661     $23,743   $31,553
         Interest cost...............................................     43,678      43,154    41,073
         Expected return on plan assets..............................    (52,337)    (44,871)  (42,698)
         Amortization of prior service cost..........................      2,052       2,309     2,947
         Recognized actuarial (gain) loss............................       (670)       (487)       10
         Net curtailment (gain) loss.................................    (18,184)     21,973     2,030
         Settlement (gain) loss......................................       (187)        540        --
                                                                         -------     -------   -------
         Net periodic benefit cost...................................    $(6,987)    $46,361   $34,915
                                                                         =======     =======   =======


                                                                           POSTRETIREMENT BENEFITS
                                                                           -----------------------
                                                                          2000        1999       1998
                                                                          ----        ----       ----
                                                                            (DOLLARS IN THOUSANDS)
         COMPONENTS OF NET PERIODIC BENEFIT COST:
         Service cost................................................    $ 7,006      $ 7,480  $10,565
         Interest cost...............................................     34,943       33,485   35,098
         Expected return on plan assets..............................         --           --       --
         Amortization of prior service cost..........................         --           --       --
         Recognized actuarial gain...................................         --         (345)      --
         Net curtailment loss........................................         --       13,774      964
                                                                         -------      -------  -------
         Net periodic benefit cost...................................    $41,949      $54,394  $46,627
                                                                         =======      =======  =======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $66.2 million, $57.8 million, and $0 million, respectively, as of November 26, 2000, and $235.0 million, $223.8 million, and $163.8 million, respectively, as of November 28, 1999.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects to postretirement benefits:


                                                                    1-PERCENTAGE-POINT  1-PERCENTAGE-POINT
                                                                         INCREASE            DECREASE
                                                                         --------            --------
                                                                            (DOLLARS IN THOUSANDS)
Effect on total of service and interest cost components.........          $ 5,934            $ (4,894)
Effect on the postretirement benefit obligation.................           60,197             (53,251)

NOTE 11: EMPLOYEE INVESTMENT PLANS

         The Company maintains three employee investment plans. The Employee Investment Plan of Levi Strauss & Co. ("EIP") and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan ("ELTIS") are two qualified plans that cover eligible compensated Home Office employees and U.S. field employees. The Capital Accumulation Plan of Levi Strauss & Co. ("CAP") is a non-qualified, self-directed investment program for highly compensated employees (as defined by the Internal Revenue Code).

         Total amounts charged to expense for these plans in 2000, 1999 and 1998 were $12.8 million, $14.4 million and $19.7 million, respectively.

EIP/ELTIS

     Under EIP and ELTIS, eligible employees may contribute and direct up to 10% of their annual compensation to various investments among a series of mutual funds. The Company may match 50% of the contributions made by employees to all funds maintained under the qualified plans. Employees are always 100% vested in the Company match. The ELTIS also includes a company profit sharing provision with payments made at the sole discretion of the board of directors. The EIP and the ELTIS

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
allow employees a choice of either pre-tax or after-tax contributions. In December 2000, the Company announced changes to the EIP plan that were effective January 1, 2001. These changes allow eligible employees to contribute and direct up to 15% of their annual compensation to various investments among a series of mutual funds. The Company may continue to match 50% of the contributions made by employees to all funds maintained under the qualified plans up to the first 10% of contributions made by employees.

CAP

     The CAP allows eligible employees to contribute on an after-tax basis up to 10% of their annual compensation to an individual retail brokerage account. The Company generally matches 75% of these contributions made by employees in cash to each employee's account. Employees are always 100% vested in the Company match. All investment decisions, related commissions and charges, investment results and tax reporting requirements are the responsibility of the employee, not the Company. Associated with the changes in the EIP plan above that were effective January 1, 2001, eligible employees will be eligible to participate in the CAP plan after reaching certain contribution thresholds in the EIP plan and salary thresholds.


NOTE 12: EMPLOYEE COMPENSATION PLANS

PARTNERS IN PERFORMANCE PLAN

     The Partners in Performance Plan ("PIP") is a program for all salaried worldwide employees and is intended to align the objectives of employees with the strategic objectives of the Company and interests of the Company stockholders.

ANNUAL INCENTIVE PLAN

     The Annual Incentive Plan ("AIP"), the short-term portion of PIP, is intended to reward individual and team contributions to the Company's objectives during the year. The amount of incentive earned depends upon the performance and salary grade level of the individual and also depends on corporate, group, division and affiliate financial results against pre-established targets. Provisions for AIP are recorded in accrued salaries, wages and employees benefits. Total amounts charged to expense for 2000 and 1998 were $65.1 million and $24.9 million, respectively. In 1999, the Company did not meet pre-established targets for AIP and did not record an expense for 1999.

LONG-TERM INCENTIVE PLANS

         Leadership Shares ("LS") is a feature of PIP and was introduced in early 1999. LS replaced the executive Long-Term Incentive Plan ("LTIP") with 1999 LS grants partially based on individual executive performance during fiscal year 1998. It places greater emphasis on an individual's ability to contribute and affect the Company's long-term strategic objectives. LS is a performance unit plan which grants units or "shares" at an initial value of $0 each. These "shares" are not stock and do not represent equity interests in the Company.

     A competitive level of five-year Company financial performance is determined by examining expected value growth at other companies. This growth is then tied to competitive external long-term incentive pay so that the Company will pay its executives at competitive levels when they achieve competitive growth. At the end of each fiscal year, a share value will be determined and communicated to participants. The shares vest in one-third increments at the end of the third, fourth and fifth fiscal years of the performance period. The Company accounts for the expense related to LS on a straight-line basis based on estimates of future performance against plan targets.

     LTIP, which previously represented the portion of PIP related to long-term incentives, ended for all employees during fiscal year 1999 and was replaced by LS for employees at management levels. These incentives were awarded as performance units with each grant's unit value measured based on the Company's three-year cumulative earnings performance and return on investment against pre-established targets. Awards were based on an individual's grade level, salary and performance and are paid in one-third annual increments beginning in the year following the three-year performance cycle of the grant. Existing LTIP units that were previously granted will be paid out according to the plan schedule.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

     The Special Long-Term Incentive Plan ("SLTIP") is intended to provide incentive and reward performance over time for certain key senior employees above and beyond PIP awards. Awards under this plan have the same grant unit value, vesting period and pay-out cycle as grants made under LTIP. A Long-Term Performance Plan ("LTPP"), which awarded grants in 1994 and 1995, finished paying out in 2000.

     Total net amounts charged to expense for these long-term incentive plans in 2000 and 1998 were $72.7 million and $14.9 million, respectively. In 1999, the Company did not meet some of the pre-established targets for these long-term incentive plans and therefore reversed a portion of prior year accruals totaling $32.5 million.

OTHER COMPENSATION PLANS

GLOBAL SUCCESS SHARING PLAN

     The Global Success Sharing Plan ("GSSP") was adopted in 1996 and was designed to allow all eligible employees to share in the Company's future success by providing a cash payment based on the achievement of pre-established financial targets. The plan called for an aggregate cash payment, ranging from 3% to 10% of the achieved cumulative cash flow (defined as earnings before interest, taxes, depreciation, amortization and certain other items) to be paid by the Company to all eligible employees, assuming a minimum cumulative cash flow is reached. If the Company were to meet its planned target, an estimated payment of $758.0 million could be due in 2002 (exclusive of all employer-related taxes). However, in 1999, the Company lowered its estimate of financial performance through the year 2001 and determined that payment in 2002 is highly unlikely and therefore the Company did not recognize any GSSP expense in 2000. In 1999, the Company reversed prior years' GSSP accruals totaling $343.9 million, less miscellaneous plan expenses. The total amount charged to expense for this plan in 1998 was $90.6 million.

CASH PERFORMANCE SHARING PLAN

     The Cash Performance Sharing Plan awards a cash payment to production employees worldwide based on a percentage of annual salary and certain earnings criteria. The largest individual plan is the U.S. Field Profit Sharing Plan that covers approximately 5,600 U.S. employees. Total amounts charged to expense for this plan in 2000 were $9.2 million. The Company did not meet certain earnings criteria established by the plan and therefore no expense was recognized for the 1999 plan. The total amount charged to expense for this plan in 1998 was $6.9 million.

KEY EMPLOYEE RECOGNITION AND COMMITMENT PLAN

     The Key Employee Recognition and Commitment Plan ("KEP") was adopted in 1996 and was designed to recognize and reward key employees for making significant contributions to the Company's future success. Units awarded to employees under the plan are subject to a four-year vesting period, which commenced in fiscal 1997. Units are exercisable in one-third increments at the end of fiscal years 2001 through 2003 upon reaching a certain minimum cumulative earnings criteria threshold at each fiscal year-end. Employees may elect to defer the exercise of each one-third increment until final payment in 2004. Payments may occur earlier under certain circumstances. Unit values will be directly related to the excess over the threshold of the cumulative cash flow (defined as earnings before interest, taxes, depreciation, amortization, GSSP and certain other items) generated by the Company at the end of the fiscal years 2001 through 2003. The Company did not recognize any KEP expense in 2000. In 1999, the Company lowered its estimate of financial performance through the year 2003 and, consequently, decreased the KEP accrual rate to 0% and reversed prior years KEP accruals totaling $13.6 million. The amount charged to expense for this plan in 1998 was $5.9 million.

SPECIAL DEFERRAL PLAN

     The Special Deferral Plan ("SDP") was adopted during 1996 and was designed to replace the Company's Stock Appreciation Rights Plan ("SARs"). Existing SARs were transferred in the SDP at a value of $265 per share. The SDP had grants in 1992 and 1994, both of which were fully vested as of November 26, 2000. The SDP bases the appreciation/depreciation of units on certain tracked mutual funds or the prime rate, at the election of the employee.

     There were no additional grants under the SDP in 2000 and 1999. During 2000 and 1999, SDP grants exercised resulted in cash disbursements of $9.8 million and $10.6 million, respectively.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

     The amounts charged (net of forfeitures) to expense for the plan in 2000, 1999 and 1998 were $1.0 million, $(2.3) million and $8.0 million, respectively.

NOTE 13: LONG-TERM EMPLOYEE RELATED BENEFITS

     Long-term employee related benefits are as follows:

                                                           2000           1999
                                                           ----           ----
                                                              (DOLLARS IN
                                                               THOUSANDS)
            Workers' compensation.......................    $59,307      $64,004
            Long-term performance programs..............     80,549        8,511
            Deferred compensation.......................     93,681      105,025
            Pension and profit sharing..................    125,312      147,978
                                                           --------     --------
                 Total..................................   $358,849     $325,518
                                                           ========     ========

     Included in the liability for workers' compensation are accrued expenses related to the Company's program that provides for early identification and treatment of employee injuries. Changes in the Company's safety programs, medical and disability management and the long-term effects of statutory changes have decreased workers' compensation costs substantially from historical trends. Provisions for workers' compensation of $13.6 million and $29.7 million were recorded during fiscal years 2000 and 1999, respectively. Payments and reclassifications to current liabilities represented a reduction of approximately $28.0 million in fiscal year 2000 and $33.0 million in fiscal year 1999. Fiscal year 1999 also included a reduction of $21.0 million related to reversals of previously estimated costs. Long-term performance programs include accrued liabilities for LS and LTIP (SEE NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS).

NOTE 14: COMMON STOCK

     The Company has a capital structure consisting of 270,000,000 authorized shares of common stock, par value $.01 per share, of which 37,278,238 shares are issued and outstanding.

NOTE 15: RELATED PARTIES

COMPENSATION OF DIRECTORS

     Directors of the Company who are also stockholders or employees of the Company do not receive compensation for their services as directors. Directors who are not stockholders or employees (Angela Glover Blackwell, James C. Gaither, Peter A. Georgescu, Patricia Salas Pineda, T. Gary Rogers and G. Craig Sullivan) receive annual compensation of approximately $62,000. This amount includes an annual retainer fee of $6,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 LS units, for a target value of $45,000 per year (SEE NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS). In November 2000, the Personnel Committee approved an increase in directors' annual retainer fee from $6,000 to $36,000. The actual amount for each of the above payments varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors in their first six years of service receive a cash amount equivalent to the target value of their long-term variable pay or $45,000. This amount is decreased by 1/3 each year at the start of actual payments from LTIP. Directors who are not employees or stockholders also receive travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan.

     Messrs. Gaither, Georgescu, Rogers, and Sullivan and Ms. Blackwell and Ms. Pineda each received 1,800 LS units in 2000. Mr. Gaither, Ms. Blackwell and Ms. Pineda each received 1,800 LS units in 1999. In 2000, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received payments of $30,637 under LTIP and LTPP combined. In 1999, Mr. Gaither, Ms. Blackwell and Ms. Pineda each received payments under LTIP and LTPP of approximately $59,000.


OTHER TRANSACTIONS

     F. Warren Hellman, a director of the Company is a general partner of Hellman & Friedman LLC, an investment banking firm, and has provided financial advisory services to the Company in the past. However, the Company did not pay any fees to

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

Hellman & Friedman LLC during fiscal years 2000, 1999 and 1998. At November 26, 2000 and November 28, 1999, Mr. Hellman and his family, other partners, and former partners of Hellman & Friedman LLC beneficially owned an aggregate of less than 5% of the outstanding common stock of the Company.

     James C. Gaither, a director of the Company, is a senior counsel of the law firm Cooley Godward LLP. The firm provided legal services to the Company in 2000, 1999 and 1998 and received in fees approximately $60,000, $165,000 and $74,000, respectively.


ESTATE TAX REPURCHASE POLICY

     The Company has a policy under which it will, subject to certain conditions, repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes.

     The purchase price will be based on a valuation received from an investment banking or appraisal firm. Estate repurchase transactions will be subject to, among other things, compliance with applicable laws governing stock repurchases, board approval, and restrictions under the Company's credit facilities (SEE NOTE 6 TO THE CONSOLIDATED FINANCIAL STATEMENTS). The policy does not create a contractual obligation on the Company. No shares have been repurchased under this policy for 2000, 1999 and 1998.

NOTE 16: BUSINESS SEGMENT INFORMATION

     The Company manages its only segment, the apparel business, based on geographic regions consisting of the Americas, which includes the United States, Canada and Latin America; Europe, the Middle East and Africa; and Asia Pacific. All Other consists of functions that are directed by the corporate office and are not allocated to a specific geographic region. Under Geographic Information for all periods presented, no other single country other than the United States had net sales exceeding 10% of consolidated net sales.

     The Company designs and markets jeans and jeans-related pants, casual and dress pants, shirts, jackets and related accessories, for men, women and children, under the Company's Levi's(R), Dockers(R) and Slates(R) brands. Its products are distributed in the United States primarily through chain retailers and department stores and abroad through department stores, specialty retailers and franchised stores. The Company also maintains a network of approximately 750 franchised or independently owned stores dedicated to its products outside the United States and operates a small number of company-owned stores in eight countries. The Company obtains its products from a combination of company-owned facilities and independent manufacturers.

     The Company evaluates performance and allocates resources based on regional profits or losses. The accounting policies of the regions are the same as those described in Note 1, "Summary of Significant Accounting Policies." Regional profits exclude net interest expense, special compensation program expenses, excess capacity reduction/restructuring charges and expenses that are controlled at the corporate level. Management financial information for the Company is as follows:

                       LEVI STRAUSS & CO. AND SUBSIDIARIES


                                                                                         ASIA
                                                             AMERICAS      EUROPE      PACIFIC    ALL OTHER  CONSOLIDATED
                                                             --------      ------      -------    ---------  ------------
                                                                               (DOLLARS IN THOUSANDS)

2000:
Net sales from external customers.........................    $3,148,219   $1,104,522    $392,385   $   --     $4,645,126
Intercompany sales........................................        65,600      911,489      33,523       --      1,010,612
Depreciation and amortization expense.....................        64,109       21,151       5,721       --         90,981
Earnings contribution.....................................       449,900      225,800      55,300       --        731,000
Interest expense..........................................           --           --          --    234,098       234,098
Excess capacity reduction/restructuring...................           --           --          --    (33,144)      (33,144)
Corporate and other expenses..............................           --           --          --    186,366       186,366
     Income before income taxes...........................           --           --          --        --        343,680
Total regional assets.....................................     5,187,778    1,461,877     471,068       --      7,120,723
Elimination of intercompany assets........................           --           --          --        --      3,914,994
     Total assets.........................................           --           --          --        --      3,205,728
Expenditures for long-lived assets........................        16,900        8,323       2,732       --         27,955

                                                                                UNITED        FOREIGN
                                                                                STATES       COUNTRIES      CONSOLIDATED
                                                                                ------       ---------      ------------
GEOGRAPHIC INFORMATION:
Net sales.................................................................    $2,923,799      $1,721,327       $4,645,126
Long-lived assets.........................................................     1,141,523         358,281        1,499,804

                                                                                     ASIA          ALL
                                                         AMERICAS      EUROPE      PACIFIC       OTHER      CONSOLIDATED
                                                         --------      ------      -------       -----      ------------
                                                                             (DOLLARS IN THOUSANDS)
1999:
Net sales from external customers...................    $3,420,326    $1,360,782    $358,350       $  --    $5,139,458
Intercompany sales..................................        50,584     1,045,119      38,923          --     1,134,626
Depreciation and amortization expense...............        86,078        27,474       6,550          --       120,102
Earnings contribution...............................       279,900       242,700      28,500          --       551,100
Interest expense....................................           --            --          --      182,978       182,978
Excess capacity reduction/restructuring.............           --            --          --      497,683       497,683
Global Success Sharing Plan.........................           --            --          --     (343,873)     (343,873)
Corporate and other expenses........................           --            --          --      205,813       205,813
     Income before income taxes.....................           --            --          --           --         8,499
Total regional assets...............................     4,701,974     1,625,396     576,533          --     6,903,903
Elimination of intercompany assets..................           --            --          --           --     3,233,889
     Total assets...................................           --            --          --           --     3,670,014
Expenditures for long-lived assets..................        36,578        20,518       3,966          --        61,062


                                                                               UNITED         FOREIGN
                                                                               STATES        COUNTRIES      CONSOLIDATED
                                                                               ------        ---------      ------------
GEOGRAPHIC INFORMATION:
Net sales................................................................... $3,201,809       $1,937,649      $5,139,458
Long-lived assets...........................................................  1,273,304          423,026       1,696,330

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                                                                                      ASIA         ALL
                                                         AMERICAS       EUROPE      PACIFIC       OTHER      CONSOLIDATED
                                                         --------       ------      -------       -----      ------------
                                                                             (DOLLARS IN THOUSANDS)
1998:
Net sales from external customers.....................   $3,938,786   $1,650,479    $369,370        $ --      $5,958,635
Intercompany sales....................................       81,583    1,124,962      45,322          --       1,251,867
Depreciation and amortization expense.................       93,588       29,607       5,578          --         128,773
Earnings contribution.................................      420,700      361,700      53,100          --         835,500
Interest expense......................................          --           --          --       178,035        178,035
Excess capacity reduction/restructuring...............          --           --          --       250,658        250,658
Global Success Sharing Plan...........................          --           --          --        90,564         90,564
Corporate and other expenses..........................          --           --          --       153,543        153,543
     Income before income taxes.......................          --           --          --           --         162,700
Total regional assets.................................    4,319,535    1,895,210     312,358          --       6,527,103
Elimination of intercompany assets....................          --           --          --           --       2,659,345
     Total assets.....................................          --           --          --           --       3,867,757
Expenditures for long-lived assets....................       57,417       54,439       4,675          --         116,531

                                                                               UNITED         FOREIGN          STATES
                                                                               STATES       COUNTRIES      CONSOLIDATED
                                                                               ------       ---------      ------------
GEOGRAPHIC INFORMATION:
Net sales................................................................... $3,672,295       $2,286,340      $5,958,635
Long-lived assets...........................................................  1,541,011          471,838       2,012,849

     For 2000, 1999 and 1998, the Company had one customer that represented approximately 12%, 11% and 12%, respectively, of net sales. No other customer accounted for more than 10% of net sales.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FIRST          SECOND         THIRD         FOURTH
                                                                      QUARTER        QUARTER        QUARTER       QUARTER
                                                                      -------        -------        -------       -------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Net sales........................................................    $1,082,437     $1,149,044   $1,127,740      $1,285,905
Cost of goods sold...............................................       632,442        661,469      663,418         732,841
                                                                     ----------     ----------   ----------      ----------
Gross profit.....................................................       449,995        487,575      464,322         553,064
Marketing, general and administrative............................       322,111        367,417      358,524         433,666
Other operating income...........................................        (4,183)        (6,265)     (10,404)        (11,528)
Excess capacity/restructuring....................................            --             --           --         (33,144)
                                                                     ----------     ----------   ----------      ----------
Operating income.................................................       132,067        126,423      116,202         164,070
Interest expense.................................................        56,782         60,989       59,406          56,921
Other income, net................................................       (24,958)        (3,835)      (1,359)         (8,864)
                                                                     ----------     ----------   ----------      ----------
Income before taxes..............................................       100,243         69,269       58,155         116,013
Income tax expense...............................................        35,084         24,245       20,354          40,605
                                                                     ----------     ----------   ----------      ----------
Net income.......................................................     $  65,159     $   45,024   $   37,801      $   75,408
                                                                      =========     ==========   ==========      ==========
Earnings per share--basic and diluted.............................    $    1.75     $     1.21   $     1.01      $     2.02
                                                                      =========     ==========   ==========      ==========
1999
Net sales........................................................    $1,278,322     $1,227,910   $1,226,413      $1,406,813
Cost of goods sold...............................................       814,673        737,303      747,766         881,103
                                                                     ----------     ----------   ----------      ----------
Gross profit.....................................................       463,649        490,607      478,647         525,710
Marketing, general and administrative............................       419,085        407,677      338,223         464,860
Other operating income...........................................        (5,733)        (5,349)      (5,025)         (8,280)
Excess capacity/restructuring....................................       394,105         11,780           --          91,798
Global Success Sharing Plan......................................            --             --           --        (343,873)
                                                                     ----------     ----------   ----------      ----------
Operating income (loss)..........................................      (343,808)        76,499      145,449         321,205
Interest expense.................................................        43,157         43,819       45,742          50,260
Other (income) expense, net......................................       (10,394)       (15,582)      12,164          21,680
                                                                     ----------     ----------   ----------      ----------
Income (loss) before taxes.......................................      (376,571)        48,262       87,543         249,265
Income tax expense (benefit).....................................      (139,331)        17,857       32,391          92,227
                                                                     ----------     ----------   ----------      ----------
Net income (loss)................................................    $ (237,240)    $   30,405   $   55,152      $  157,038
                                                                     ==========     ==========   ==========      ==========
Earnings (loss) per share--basic and diluted......................   $    (6.36)    $     0.82   $     1.48      $     4.21
                                                                     ==========     ==========   ==========      ==========

      During the fourth quarter of fiscal 2000, the Company recorded the reversal of $33.1 million of restructuring costs. This reversal was based on periodic evaluation of current restructuring assumptions and estimates. (SEE
NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

      Additionally, in connection with physical inventories, actuarial studies of postretirement benefits and workers' compensation, and reviews of other liabilities, the Company recorded adjustments related to warranty provisions, physical inventory provisions and postretirement benefits in the fourth quarter of fiscal 2000 that resulted in a net increase of approximately 8 percent to fourth quarter operating income.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 18: SUBSEQUENT EVENTS

SENIOR NOTES OFFERING

     On January 18, 2001, the Company issued two series of notes payable totaling the equivalent of $497.5 million to qualified institutional investors in reliance on Rule 144A under the Securities Act and outside the U. S. in accordance with Regulation S under the Securities Act (the "Senior Notes Offering"). The notes are unsecured obligations of the Company and may be redeemed at any time after January 15, 2005. The issuance is divided into two series: U.S. $380.0 million Dollar Notes and 125 million Euro Notes. Both series of notes are seven-year notes maturing on January 15, 2008 and bear interest at 11.625% per annum, payable semi-annually in January and July of each year. These notes were offered at a discount of $5.2 million to be amortized over the term of the notes. Costs representing underwriting fees and other expenses of $14.4 million on the original issue will be amortized over the term of the notes. Net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the 2000 Credit Facility.

     The indentures governing the notes contain covenants that limit the Company's and its subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets or the assets of the Company's subsidiaries. If the Company experiences a change in control as defined in the indentures governing the notes, the Company will be required under the indentures to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If the notes receive and maintain an investment grade rating by both Standard and Poor's Ratings Service and Moody's Investors Service and the Company and its subsidiaries are and remain in compliance with the indentures, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture.

     Under an agreement to be entered into with the initial purchasers of the notes, the Company will be obligated to file and cause to be effective a registration statement under the Securities Act with respect to an offer to exchange the notes for notes registered under the Securities Act with substantially identical terms to the notes, except that the registered exchange notes will generally be freely transferable, and, in certain circumstances, to file and cause to be filed a shelf registration statement with respect to the resale of the notes. The interest rate on the notes will be subject to increase under particular circumstances if the Company is not in compliance with these obligations.

SENIOR SECURED CREDIT FACILITY

     On February 1, 2001, the Company entered into a new $1.05 billion senior secured credit facility to replace the 2000 Credit Facility on more favorable terms. The new credit facility consists of a $700 million revolving credit facility and $350 million of term loans. This new facility reduces the Company's borrowing costs and extends the maturity of the Company's principal bank credit facility to August 2003.

     The new facility is secured in substantially the same manner as the 2000 Credit Facility. Collateral includes: domestic receivables, domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the bank credit facilities bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread.

     The new facility contains customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The credit agreements also contain financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios.

     The following is a pro forma table as of November 26, 2000, of the required aggregate short-term and long-term debt principal payments for the next five years and thereafter that includes the senior notes offering and the senior secured credit facility.

                                                                 PRINCIPAL
                                                                 PAYMENTS
                                                                 --------
                                                               (DOLLARS IN
            YEAR                                                THOUSANDS)
            ----
            2001 ........................................       $   77,616
            2002 ........................................           89,637
            2003 ........................................          783,702
            2004 ........................................            8,521
            2005 ........................................           56,202
            Thereafter...................................        1,123,190
                                                                ----------
                 Total...................................       $2,138,868
                                                                ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINAN-CIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is information concerning our directors and executive officers as of January 1, 2001.



 NAME                                                   AGE OFFICE AND POSITION
 ----                                                   --- -------------------

Peter E. Haas, Sr. ..................................   82  Director, Chairman of the Executive Committee
Robert D. Haas.......................................   58  Director, Chairman of the Board of Directors
Philip A. Marineau...................................   54  Director, President and Chief Executive Officer
Angela Glover Blackwell..............................   55  Director
Robert E. Friedman...................................   51  Director
Tully M. Friedman....................................   58  Director
James C. Gaither.....................................   63  Director
Peter A. Georgescu...................................   61  Director
Peter E. Haas, Jr. ..................................   53  Director
Walter J. Haas.......................................   51  Director
F. Warren Hellman....................................   66  Director
Patricia Salas Pineda................................   49  Director
T. Gary Rogers.......................................   58  Director
G. Craig Sullivan....................................   60  Director
R. John Anderson.....................................   49  Senior Vice President and President, Levi Strauss Asia Pacific
David G. Bergen......................................   45  Senior Vice President and Chief Information Officer
William B. Chiasson..................................   48  Senior Vice President and Chief Financial Officer
Karen Duvall.........................................   37  Senior Vice President, Worldwide Supply Chain
James Lewis..........................................   50  Senior Vice President and President, Levi Strauss Americas
Joseph Middleton.....................................   45  Senior Vice President and President, Levi Strauss Europe,
                                                            Middle East, Africa
Albert F. Moreno.....................................   57  Senior Vice President, General Counsel and Assistant
                                                            Secretary
Fred Paulenich.......................................   36  Senior Vice President, Worldwide Human Resources



     All members of the Haas family are descendants of our founder, Levi Strauss. Peter E. Haas, Sr. is the father of Peter E. Haas, Jr. and the uncle of Robert D. Haas and Walter J. Haas. Robert E. Friedman is a descendant of Daniel
E. Koshland, who joined his brother-in-law, Walter A. Haas, Sr., in our management in 1922.

     PETER E. HAAS, SR. became Chairman of the Executive Committee of our Board of Directors in 1989 after serving as Chairman of our Board since 1981. He has been a member of our Board since 1948. He joined us in 1945, became President in 1970 and Chief Executive Officer in 1976. Mr. Haas is a former Director of American Telephone and Telegraph Co., Crocker National Corporation and Crocker National Bank.

     ROBERT D. HAAS is the Chairman of our Board. He was named Chairman in 1989 and served as Chief Executive Officer from 1984 until 1999. Mr. Haas joined us in 1973 and served in a variety of marketing, planning and operating positions before becoming Chief Executive Officer.

     PHILIP A. MARINEAU, a director since 1999, is our President and Chief Executive Officer. Prior to joining us, Mr. Marineau was the President and Chief Executive Officer of Pepsi-Cola North America from 1997 to 1999. From 1996 to 1997, Mr. Marineau was President and Chief Operating Officer of Dean Foods Company. From 1972 to 1996, Mr. Marineau held a series of positions at Quaker Oats Company including President and Chief Operating Officer from 1993 to 1996.

     ANGELA GLOVER BLACKWELL, a director since 1994, is founder and president of PolicyLink, a nonprofit research, advocacy and communications organization devoted to eliminating poverty and strengthening communities. From 1995 to 1998, Ms. Blackwell was Senior Vice President of the Rockefeller Foundation where she oversaw the foundation's domestic and cultural divisions. Ms. Blackwell was the founder of Oakland, California's Urban Strategies Council, a nonprofit organization focused on reducing persistent urban poverty.

     ROBERT E. FRIEDMAN, a director since 1998, is founder and Chairman of the Board of the Corporation for Enterprise Development, a Washington, D.C.-based not-for-profit economic development research, technical assistance and demonstration organization which he founded in 1979. The Corporation for Enterprise Development works with public and private policymakers in governments, international organizations, corporations, private foundations, labor unions and community groups to design and implement economic development strategies.

     TULLY M. FRIEDMAN, a director since 1985, is Chairman and Chief Executive Officer of Friedman Fleischer & Lowe LLC, a private equity investment firm he founded in 1997. Formerly, Mr. Friedman was a founding partner of Hellman & Friedman, a private investment firm formed in 1984. Prior to forming Hellman & Friedman in 1984, he was a managing director and general partner of Salomon Brothers Inc. Mr. Friedman currently serves on the board of directors of The Clorox Company, Mattel, Inc., McKesson Corporation, Archimedes Technology Group, Brand Farm, Inc. and Advanced Career Technologies, Inc.

     JAMES C. GAITHER, a director since 1988, is Managing Director of Sutter Hill Ventures, a venture capital investment firm and senior counsel of the law firm of Cooley Godward LLP in San Francisco, California. Prior to joining Cooley Godward in 1969, he served as law clerk to the Honorable Earl Warren, Chief Justice of the United States, special assistant to the Assistant Attorney General in the U.S. Department of Justice and staff assistant to the President of the United States, Lyndon B. Johnson. Mr. Gaither is currently a director of Basic American, Inc., Blue Martini Software, Nvidia Corporation and Siebel Systems, Inc.

     PETER A. GEORGESCU, a director since February 2000, is Chairman Emeritus of Young & Rubicam Inc. (now WPP Group plc), a global advertising agency. Prior to his retirement in January 2000, Mr. Georgescu served as Chairman and Chief Executive Officer of Young & Rubicam since 1993 and, prior to that, as President of Y&R Inc. from 1990 to 1993, Y&R Advertising from 1986 to 1990 and President of its Young & Rubicam international division from 1982 to 1986. Mr. Georgescu is currently a director of IFF Corporation and Briggs & Stratton, Inc.

     PETER E. HAAS, JR., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, San Francisco Foundation, The Stern Grove Festival Foundation, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980.

     WALTER J. HAAS, a director since 1995, served as Chairman and Chief Executive Officer of the Oakland A's Baseball Company from 1993 to 1995, President and Chief Executive Officer from 1991 to 1993 and in other management positions with the club from 1980 to 1991.

     F. WARREN HELLMAN, a director since 1985, has served as chairman and general partner of Hellman & Friedman LLC, a private investment firm, since its inception in 1984. Previously, he was a general partner of Hellman Ferri (now Matrix Partners) and managing director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of Il Fornaio (America) Corp., DN&E Walter & Co., WPP Group plc and Sugar Bowl Corporation.

     PATRICIA SALAS PINEDA, a director since 1991, is currently Vice President of Legal, Human Resources, Government Relations and Environmental Affairs and Corporate Secretary of New United Motor Manufacturing, Inc. She has held this position since 1996. Prior to assuming that position, she served as General Counsel from 1990 to 1996. Ms. Pineda is currently a trustee of the RAND Corporation and a director of the James Irvine Foundation.

     T. GARY ROGERS, a director since 1998, is Chairman of the Board and Chief Executive Officer of Dreyer's Grand Ice Cream, Inc., a manufacturer and marketer of premium ice cream products. He has held this position since 1977. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and Gardonjim Farms.

     G. CRAIG SULLIVAN, a director since 1998, is Chairman of the Board and Chief Executive Officer of The Clorox Company, a major consumer products firm. Prior to his election as Vice Chairman and Chief Executive Officer of Clorox in 1992, Mr. Sullivan was group vice president with overall responsibility for manufacturing and marketing, the company's laundry and cleaning products in the United States, the international business, the manufacturing and marketing of products for the food service industry and the corporate purchasing and distribution functions.

     R. JOHN ANDERSON, President of our Asia Pacific Division since 1998, joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi's(R) brand in 1995.

     DAVID G. BERGEN, our Chief Information Officer, joined us in November 2000. He was most recently senior vice president and chief information officer of CarStation.com. From 1998 to 2000, Mr. Bergen was senior vice president and chief information officer of LVMH, Inc. Prior to joining LVMH, Inc., Mr. Bergen held a series of management positions at GAP Inc., including most recently Vice President of Application Development.

     WILLIAM B. CHIASSON, our Senior Vice President and Chief Financial Officer, joined us in 1998. From 1988 to 1998, Mr. Chiasson held various positions with Kraft Foods Inc., a subsidiary of Philip Morris Companies, including Senior Vice President of Finance and Information Systems. Prior to joining Kraft Foods, he was Vice President and Controller for Baxter Healthcare Corporation, Hospital Group.

     KAREN DUVALL, our Senior Vice President of Worldwide Supply Chain, joined us in 2000. Ms. Duvall was Vice President of Global Operations for Warner Lambert Company, a major pharmaceutical firm, from 1997 to 2000. At Warner Lambert, Ms. Duvall also served as Director of Global Sourcing for Marketing Services from 1996 to 1997. From 1994 to 1996, Ms. Duvall was a management consultant at Booz Allen & Hamilton.

     JAMES LEWIS, our Senior Vice President and President, Levi Strauss Americas, joined us in 2000. From 1995 to 2000, Mr. Lewis held various positions with Liz Claiborne, Inc., including Group President (responsible for all of Liz Claiborne's operating units), Group President for the Liz Claiborne women's casual apparel division and Division President for LizWear. Before joining Liz Claiborne, Mr. Lewis was Senior Vice President, Merchandise, Design and Production Planning for Haggar Clothing Company for ten years.

     JOSEPH MIDDLETON, our Senior Vice President and President of Levi Strauss Europe, Middle East and Africa since 1999, joined us in 1981. He held the position of General Manager of the Dockers(R) brand in Europe from 1993 to 1999, General Manager of Levi Strauss New Zealand from 1990 to 1993 and a variety of other positions from 1981 to 1990.

     ALBERT F. MORENO, our Senior Vice President and General Counsel since 1996, joined us in 1978. He held the position of Chief Counsel for Levi Strauss North America from 1994 to 1996 and Deputy General Counsel from 1985 to 1994. He is a member of the Board of Directors of Xcel Energy, Inc.

     FRED PAULENICH, our Senior Vice President of Worldwide Human Resources, joined us in 2000. Prior to joining us, Mr. Paulenich was Vice President and Chief Personnel Officer of Pepsi-Cola North America from 1999 to 2000. At
Pepsi-Cola, he has held a series of management positions including Vice President of Headquarters Human Resources from 1996 to 1998 and Vice President of Personnel from 1995 to 1996.


OUR BOARD OF DIRECTORS

     Our board of directors has 14 members. Directors are elected annually by the trustees of the voting trust and serve for one-year terms. Directors may be removed, with or without cause, by the trustees of the voting trust.

     COMMITTEES. Our board of directors currently has three committees.

o         AUDIT.  Our  audit  committee   reviews,   with  management  and  with
          independent and internal auditors, our accounting and reporting policies and internal controls, the scope, cost and outcome of the independent audit and the selection of an auditor.

         --Members:Blackwell, T. Friedman, Georgescu, P.E. Haas, Jr., W.J. Haas,
           Hellman, Pineda and Sullivan.

o PERSONNEL. Our personnel committee reviews our employee compensation and benefit programs, approves and monitors incentive programs, establishes the compensation of and approves the perquisites and reimbursed expenses for members of senior management and administers a number of our executive and employee compensation plans.

         --Members: R. Friedman, Gaither, Georgescu, Hellman, Pineda, Rogers and
           Sullivan.

o CORPORATE ETHICS AND SOCIAL RESPONSIBILITY. Our corporate ethics and social responsibility committee reviews our efforts to meet our social responsibilities and to maintain policies, programs and practices that conform with moral, legal and social standards. In addition, the corporate ethics and social responsibility committee also reviews our employment practices, our equal employment opportunity compliance and compliance with our code of worldwide business ethics and recommends contributions to outside beneficiaries and the Levi Strauss Foundation.

         --Members:Blackwell, R. Friedman, T. Friedman, Gaither, Georgescu, P.E.
           Haas, Jr., P.E. Haas, Sr., R.D. Haas, W.J. Haas, Marineau and Rogers.

     COMPENSATION. Directors who are also stockholders or employees do not receive compensation for their services as directors. Directors who are not stockholders or employees, Mr. Gaither, Ms. Blackwell, Ms. Pineda, Mr. Rogers, Mr. Sullivan and Mr. Georgescu, receive annual compensation of approximately $62,000. This amount includes an annual retainer fee of $6,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 Leadership Shares units, for a target value of $45,000 per year. In November 2000, the Personnel Committee approved an increase in directors' annual retainer to $36,000. The actual amount for each payment varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors, in their first six years of service, receive a cash amount equivalent to the target value of their long-term variable pay or $45,000. This amount is decreased by 1/3 each year at the start of actual payments from the Long-Term Incentive Plan.

     Mr. Gaither, Mr. Georgescu, Ms. Blackwell, Ms. Pineda, Mr. Rogers and Mr. Sullivan each received 1,800 Leadership Shares units in 2000. Mr. Gaither, Ms. Blackwell and Ms. Pineda each received payments under the Long-Term Incentive Plan and the Long-Term Performance Plan of approximately $30,637 in 2000. Directors who are not employees or stockholders are eligible to participate in a deferred compensation plan.


PERSONNEL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of our personnel committee in 2000 were Mr. Friedman, Mr. Gaither, Mr. Georgescu, Mr. Hellman, Ms. Pineda, Mr. Rogers and Mr. Sullivan.

     Mr. Hellman is chairman and a general partner of Hellman & Friedman, a private investment firm that has provided financial advisory services to us in the past. We did not pay any fees to Hellman & Friedman during fiscal year 2000. Mr. Gaither is senior counsel of the law firm Cooley Godward LLP. Cooley Godward provided legal services to us in 2000 and received approximately $60,000 in fees.

ITEM 11.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

         This table provides compensation information for our chief executive officer and other executive officers who were our most highly compensated officers in 2000.



                                                          SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                    ANNUAL COMPENSATION          COMPENSATION
                                                ----------------------------     ------------
                                                                                                       ALL OTHER
NAME/PRINCIPAL POSITION                 YEAR       SALARY      BONUS (1)       LTIP PAYOUTS (2)     COMPENSATION (3)
------------------------------------------------------------------------------------------------------------------------

Philip A. Marineau                      2000      $1,000,000    $2,250,000         $     --           $1,173,761
President and Chief Executive           1999         153,846         --                  --            3,172,234
Officer (4)

Robert D. Haas                          2000       1,050,000     1,800,000               --               78,750
Chairman of the Board                   1999       1,248,462         --             187,000               90,000

William B. Chiasson                     2000         475,969       661,650               --              351,558
Senior Vice President and               1999         450,449         --                  --                   --
Chief Financial Officer

James Lewis                             2000         432,692       412,500               --              816,243
Senior Vice President and               1999           --            --                  --                   --
President, Levi Strauss Americas (5)

Albert F. Moreno                        2000         351,731       429,550               --               23,742
Senior Vice President and               1999         299,322         --              24,959               22,588
General Counsel



__________________

(1) We pay annual bonuses under our Annual Incentive Plan. The Annual Incentive Plan is intended to reward individual contributions to our objectives during the year. The amount of incentive earned depends upon the performance and salary grade level of the individual and also depends on corporate, group, division and affiliate financial results against pre-established targets. We did not pay any bonuses for 1999 performance.

(2) These reflect amounts earned during 2000 under our Long-Term Incentive Plan, a performance unit plan now replaced by our Leadership Shares Plan. Under the Long-Term Incentive Plan, we granted performance units to participants with an initial target value. At the end of a three-year measurement period, we determine the actual per unit value based on our estimated relative shareholder return and return on investment over that period. Once valued, we pay out the unit value in cash in equal installments over a three-year period. Interest at the prime rate is added to the second and third installments. The amounts shown in the table relate to the 1998 to 2000 measurement period and will be paid in equal installments in 2001, 2002 and 2003. Due to performance during this period, we estimate the current value of the 1998 grant to be $0 per unit. Messrs. Marineau, Chiasson and Lewis were not employed by us at the time this grant was made.

(3) For all officers except Mr. Lewis, the amounts shown include contributions we made on their behalf to our Capital Accumulation Plan. The Capital Accumulation Plan is a non-qualified investment plan that permits eligible employees to contribute up to ten percent of their pay, on an after-tax basis, to an individual retail brokerage account established in the employee's name. We generally match 75% of the employee's contributions. We established the Capital Accumulation Plan because Internal Revenue Code rules limit savings opportunities under tax-qualified plans for a number of our employees. The 1999 amount shown for Mr. Marineau reflects a $3.0 million signing bonus under his employment agreement and reimbursement of relocation expenses. The 2000 amount shown for Mr. Marineau reflects relocation-related income of $1,095,877 as well as a Capital Accumulation Plan contribution of $77,885. The 2000 amount shown for Mr. Chiasson reflects a special payment of $326,250 to replace forfeited long-term grants from a previous employer and a Capital

     Accumulation Plan match of $25,308. The 2000 amount shown for Mr. Lewis reflects a hiring bonus of $614,398 and relocation-related expenses of $201,845.

(4)      Mr. Marineau joined us on September 27, 1999.

(5)      Mr. Lewis joined us on April 24, 2000.



                               LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR (2000)

                                                                                    ESTIMATED FUTURE PAYOUTS (1)
                                                                                  ----------------------------------
                                        NUMBER OF LEADERSHIP       PERFORMANCE
NAME/PRINCIPAL POSITION                    SHARES AWARDED           PERIOD (2)       MINIMUM ($)      TARGET
--------------------------------------------------------------------------------------------------------------------

Philip A. Marineau                              980,000              5 years               --        $24,500,000
President and Chief Executive
Officer (3)

Robert D. Haas                                   90,000              5 years               --          2,250,000
Chairman of the Board

William B. Chiasson                             108,000              5 years               --          2,700,000
Senior Vice President and
Chief Financial Officer

James Lewis                                     108,000              5 years               --          2,700,000
Senior Vice President and
President, Levi Strauss Americas (4)

Albert F. Moreno                                 40,000              5 years               --          1,000,000
Senior Vice President and
General Counsel


__________________

(1) The Leadership Shares Plan is a long-term cash performance unit plan. Under this plan, we establish a five-year financial performance target for each grant based on, among other things, our performance and expected shareholder value growth at comparable companies. The actual value of the units is determined based on performance against these measures. Performance at the target level will yield a per unit value of $25. If performance does not meet a threshold standard, then the units will have no value. Performance above target yields correspondingly larger unit values; there is no limit on maximum award potential.

(2) The performance period is five years from the time of award. The awards vest in one-third increments on the last day of the third, fourth and fifth fiscal years of the performance period. Unless deferred, we pay the awards in the year after they vest.

(3) As provided in Mr. Marineau's employment agreement, in February 2000 we granted him 170,000 Leadership Shares units as his annual grant for the year. We also granted him an additional 810,000 Leadership Shares units to compensate him for the potential value of stock options he forfeited upon leaving his previous employer to join us.

(4) As provided in Mr. Lewis' employment agreement, we granted him 108,000 Leadership Shares units upon his joining us. This award reflects three elements: a regular annual grant of 42,500 units, a special sign-on grant of 40,000 units and a replacement for options forfeited upon leaving his previous employer of 25,500 units.

                               PENSION PLAN TABLE

         The following table shows the estimated annual benefits payable upon retirement under our Home Office Pension Plan, benefit restoration plans and deferred compensation plan to persons in various compensation and years-of-service classifications prior to mandatory offset of Social Security benefits:



---------------------------------------------------------------------------------------------------------------
                                                         YEARS OF SERVICE
           COVERED   ------------------------------------------------------------------------------------------
      COMPENSATION         5          10           15           20           25           30           35
---------------------------------------------------------------------------------------------------------------

        150,000           15,000      30,000       45,000       60,000       75,000       76,875       78,750
        225,000           22,500      45,000       67,500       90,000      112,500      115,313      118,125
        300,000           30,000      60,000       90,000      120,000      150,000      153,750      157,500
        375,000           37,500      75,000      112,500      150,000      187,500      192,188      196,875
        450,000           45,000      90,000      135,000      180,000      225,000      230,625      236,250
        525,000           52,500     105,000      157,500      210,000      262,500      269,063      275,625
        600,000           60,000     120,000      180,000      240,000      300,000      307,500      315,000
        675,000           67,500     135,000      202,500      270,000      337,500      345,938      354,375
        750,000           75,000     150,000      225,000      300,000      375,000      384,375      393,750
        825,000           82,500     165,000      247,500      330,000      412,500      422,813      433,125
        900,000           90,000     180,000      270,000      360,000      450,000      461,250      472,500
        975,000           97,500     195,000      292,500      390,000      487,500      499,688      511,875
      1,050,000          105,000     210,000      315,000      420,000      525,000      538,125      551,250
      1,125,000          112,500     225,000      337,500      450,000      562,500      576,563      590,625
      1,200,000          120,000     240,000      360,000      480,000      600,000      615,000      630,000
      1,275,000          127,500     255,000      382,500      510,000      637,500      653,438      669,375
---------------------------------------------------------------------------------------------------------------



         The table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. As of year-end 2000, the credited years of service for Messrs. Marineau, Haas, Chiasson, Lewis and Moreno were 1, 27, 2, 0 and 22, respectively. The 2000 compensation covered by the Pension Plan, Benefit Restoration Plan and Deferred Compensation Plan for Messrs. Marineau, Haas, Chiasson, Lewis and Moreno were $1.00 million, $1.05 million, $475,969, $0 and $351,731, respectively. Mr. Lewis joined us on April 24, 2000 and does not yet have a credited year of service.

EMPLOYMENT AGREEMENTS

         PHILIP MARINEAU. We have an employment agreement with Philip Marineau, our President and Chief Executive Officer. The agreement provides for a minimum base salary of $1.00 million in accordance with our executive salary policy and a target annual cash bonus of 90% of base salary, with a maximum bonus of 180% of base salary. In addition, Mr. Marineau is eligible to participate in all other executive compensation and benefit programs, including the Leadership Shares Plan. Under the employment agreement, we made a one-time grant of 810,000 Leadership Shares units to compensate him for the potential value of stock options he forfeited upon leaving his previous employer to join us. We also provide under the agreement a supplemental pension benefit to Mr. Marineau.

         The agreement terminates in September 2002 but extends automatically after this date until terminated by either Mr. Marineau or us. We may terminate the agreement upon Mr. Marineau's death or disability, for cause (as defined in the agreement), and without cause upon 30 days notice. Mr. Marineau may terminate the agreement for good reason (as defined in the agreement) or other than for good reason upon 30 days notice to us. The consequences of termination depend on the basis for the termination:

         o If we terminate without cause or if Mr. Marineau terminates for good reason, Mr. Marineau will be entitled to: (i) severance payments equal to three times the sum of his base salary as of the termination date plus his most recent target or, if greater, annual bonus, (ii) amounts accrued or earned under our compensation and benefit plans and (iii) an amount in respect of the Leadership Shares units granted in the one-time grant described above.

         o If we terminate for cause or if Mr. Marineau terminates for other than good reason, then the agreement will terminate without our having further obligations to Mr. Marineau other than for amounts accrued or earned under our compensation and benefit programs (which does not include unvested Leadership Shares units or target bonus amounts not payable as of the date of termination).

         o If we terminate for any reason other than cause or if Mr. Marineau terminates for good reason within 12 months after a change in control (as defined in the agreement), Mr. Marineau will be entitled to: (i) severance payments equal to three times the sum of his base salary as of the termination date plus his most recent target or, if greater, annual bonus, (ii) amounts accrued or earned under our compensation and benefit plans, (iii) an amount in respect of the Leadership Shares units granted in the one-time grant described above, (iv) full and immediate vesting in all outstanding Leadership Shares grants; (v) full and immediate vesting in his supplemental pension benefit; and (vi) if any amounts paid are treated as parachute payments (as defined in Section 280G(b)(2) of the Internal Revenue Code), an amount equal to the applicable excise tax and any taxes on this reimbursement payment.

         JAMES LEWIS. We have an employment agreement with James Lewis, our Senior Vice President, and President, Levi Strauss Americas. The agreement provides for a minimum base salary of $750,000 per year with a bonus target equal to 55% of base salary, and a maximum bonus equal to 110% of base salary. For fiscal year 2000, which is the first year of Mr. Lewis' employment, he is guaranteed under the agreement to earn at least his target bonus amount; later years' bonus payouts are not guaranteed. Under the agreement, Mr. Lewis received a one-time lump sum of $300,000 net of taxes to assist with relocation expenses.

         Mr. Lewis is eligible to participate in all of our executive compensation and benefit programs, including the Leadership Shares Plan. Under his employment agreement, Mr. Lewis received 108,000 Leadership Shares units for his 2000 grant. This award reflects three elements: a signing bonus, a normal grant for the year and a replacement for options forfeited upon leaving his previous employer to join us. In addition, in 2001 we will compensate Mr. Lewis for other incentive amounts he forfeited upon leaving his previous employer. Under the terms of the agreement, Mr. Lewis will be eligible for a supplemental pension benefit. If Mr. Marineau leaves us during the first five years of Mr. Lewis' employment and Mr. Lewis remains with us through that five-year period, Mr. Lewis will receive an additional five years of credited service under the supplemental pension benefit.

         The agreement has a five-year term ending in April 2005. We may terminate Mr. Lewis' employment agreement upon death or disability, for cause, as defined in the agreement, or without cause upon 60 days' notice. Mr. Lewis may terminate the agreement for good reason, as defined in the agreement, or other than for good reason upon 60 days' notice to us. The consequences of termination depend on the basis for the termination:

         o If we terminate without cause or if Mr. Lewis terminates for good reason, Mr. Lewis will be entitled to: (i) severance payments equal to two times the sum of his base salary as of the termination date plus his most recent target bonus; (ii) payment in respect of the vested portions of his Leadership Shares units;
              (iii) in the case of termination by Mr. Lewis for good reason, full and immediate vesting in all outstanding Leadership Shares units and immediate vesting in his supplemental retirement benefit unless at the time of termination Mr. Marineau is no longer the chief executive officer; and (iv) amounts accrued or earned under our compensation and benefit plans.

         o If we terminate for cause or if Mr. Lewis terminates for other than good reason, then the agreement will terminate without our having further obligations to Mr. Lewis other than payment of base salary and accrued vacation pay through the date of termination and vested amounts under our compensation and benefit plans.

         o If within 12 months following a change in control, as defined in the agreement, we terminate for any reason other than for cause or if Mr. Lewis terminates due to good reason, Mr. Lewis will be entitled to: (i) two times the sum of his base salary as of the termination date plus his most recent target bonus, (ii) accelerated vesting of his unvested Leadership Shares units; (iii) full vesting in his supplemental pension benefit; and (iv) amounts accrued or earned under our compensation and benefit plans. Mr. Lewis in his sole discretion shall be able to accept these benefits or choose to have these benefits capped at the Internal Revenue Service limit in order to avoid excise taxes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Peter E. Haas, Sr., Peter E. Haas,
Jr., Robert D. Haas and F. Warren Hellman. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders who, as a result of the voting trust, legally hold "voting trust certificates", not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

     The voting trust will last until April 2011, unless the trustees unanimously decide, or holders of at least two-thirds of the outstanding voting trust certificates decide, to terminate it earlier. If Robert D. Haas ceases to be a trustee for any reason, then the question of whether to continue the voting trust will be decided by the holders. If Peter E. Haas, Sr. ceases to be a trustee, his successor will be his spouse, Miriam L. Haas. The existing trustees will select the successors to the other trustees. The agreement among the stockholders and the trustees creating the voting trust contemplates that, in selecting successor trustees, the trustees will attempt to select individuals who share a common vision with the sponsors of the 1996 transaction that gave rise to the voting trust, represent and reflect the financial and other interests of the equity holders and bring a balance of perspectives to the trustee group as a whole. A trustee may be removed if the other three trustees unanimously vote for removal or if holders of at least two-thirds of the outstanding voting trust certificates vote for removal.

     The table on the following page contains information about the beneficial ownership of our voting trust certificates as of January 1, 2001, by:

         o Each of our directors and each of our five most highly compensated officers;

         o Each person known by us to own beneficially more than 5% of our voting trust certificates; and

         o    All of our directors and officers as a group.

     Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or to direct the voting of the security, or "investment power", which includes the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. Except as described in the footnotes to the table below, the individuals named in the table have sole voting and investment power with respect to all voting trust certificates beneficially owned by them, subject to community property laws where applicable.


                                                                                                               PERCENTAGE OF
                                                                                          NUMBER OF VOTING     VOTING TRUST
                                                                                          TRUST CERTIFICATES   CERTIFICATES
      NAME                                                                                BENEFICIALLY OWNED   OUTSTANDING
      ----                                                                                -------------------  -----------

      Peter E. Haas, Sr. .............................................................        8,376,426(1)        22.47%
      Peter E. Haas, Jr. .............................................................        4,642,472(2)        12.45%
      Josephine B. Haas...............................................................        4,103,750(3)        11.01%
      Robert D. Haas..................................................................        3,723,679(4)         9.99%
      Evelyn D. Haas..................................................................        3,515,116(5)         9.43%
      Miriam L. Haas..................................................................        2,980,200(6)         7.99%
      Margaret E. Haas................................................................        2,643,110(7)         7.09%
      Robert E. Friedman..............................................................        1,320,134(8)         3.54%
      F. Warren Hellman...............................................................          527,342(9)         1.41%
      Walter J. Haas..................................................................          258,348(10)          *
      Tully M. Friedman...............................................................          246,196(11)          *
      James C. Gaither................................................................            --                --
      Peter A. Georgescu(12)..........................................................            --                --
      Angela Glover Blackwell.........................................................            --                --
      Philip A. Marineau..............................................................            --                --
      Patricia Salas Pineda...........................................................            --                --
      T. Gary Rogers..................................................................            --                --
      G. Craig Sullivan...............................................................            --                --
      William B. Chiasson.............................................................            --                --


      Directors and executive officers as a group (22 persons)(13)....................        19,094,597          51.22%


__________________

  * Represents beneficial ownership of less than 1%.

  (1) Includes 670,000 voting trust certificates held by a trust for the benefit of Josephine B. Haas, former spouse of Mr. Haas. Mr. Haas has sole voting power and Mrs. Josephine B. Haas has sole investing powers with respect to those voting trust certificates. Excludes 2,980,200 voting trust certificates held by Mr. Haas' wife, Miriam L. Haas. Also excludes 3,515,116 voting trust certificates held by a trust for which Mr. Haas is co-trustee. Mr. Haas disclaims beneficial ownership of those voting trust certificates.

  (2) Includes a total of 2,243,684 voting trust certificates held by Mr. Haas' wife, children and trusts for the benefit of his children for which Mr. Haas is trustee; 61,709 voting trust certificates held by trusts, for which Mr. Haas is trustee, for the benefit of Michael S. Haas; and 148,500 voting trust certificates held by a charitable annuity lead trust. Mr. Haas disclaims beneficial ownership of all of those voting trust certificates. Includes 300,272 voting trust certificates held by the Josephine B. Haas Family Partnership, for which Mr. Haas is managing general partner.

  (3) Includes 721,029 voting trust certificates held by a trust, for which Mrs. Haas is trustee, for the benefit of Michael S. Haas. Excludes 1,203,255 voting trust certificates held by a trust, for which Mrs. Haas is co-trustee, for the benefit of Margaret E. Haas. Mrs. Haas disclaims ownership of all of those voting trust certificates. Includes 300,272 voting trust certificates held by the Josephine B. Haas Family Partnership, for which Mrs. Haas is a limited partner.

  (4) Includes 527,674 voting trust certificates owned by the spouse and daughter of Mr. Haas and by trusts for the benefit of his daughter. Mr. Haas disclaims beneficial ownership of those voting trust certificates.

  (5) These voting trust certificates are held by the Walter A. Haas, Jr. QTIP Trust, for which Evelyn D. Haas and Peter E. Haas, Sr. are co-trustees.

  (6) Excludes 40,000 voting trust certificates held by Mrs. Haas' sons. Mrs. Haas disclaims beneficial ownership of those voting trust certificates. Excludes 7,706,426 voting trust certificates held by Peter E. Haas, Sr. Mrs. Haas disclaims beneficial ownership of those voting trust certificates.

  (7) Includes 1,439 voting trust certificates held by a trust for the benefit of Ms. Haas' son. Ms. Haas disclaims beneficial ownership of those voting trust certificates.

  (8) Includes 92,500 voting trust certificates held by Mr. Friedman's children and by trusts, for which Mr. Friedman is co-trustee, for the benefit of his children and 195,834 voting trust certificates held by trusts, for which Mr. Friedman is co-trustee, for the benefit of Mr. Friedman's nieces and nephew. Mr. Friedman disclaims beneficial ownership of those voting trust certificates. Includes 1,010,000 voting trust certificates held by Copper Reservoir, a California limited partnership, for which Mr. Friedman is a general partner.

  (9) Excludes 360,314 voting trust certificates held by a trust, for which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of those voting trust certificates.

  (10) Includes 248,348 voting trust certificates held by trusts, for which Mr. Haas is trustee or co-trustee, for the benefit of Mr. Haas' children. Mr. Haas disclaims beneficial ownership of those voting trust certificates.

  (11) Includes 24,115 voting trust certificates held by a trust, for which Mr. Friedman is trustee, for the benefit of Mr. Friedman's former wife, Ann Barry. Also includes 25,000 voting trust certificates held by The Friedman Family Partnership. Mr. Friedman disclaims beneficial ownership of all but 500 of the Friedman Family Partnership voting trust certificates.

  (12) Mr. Georgescu was elected to the Board on February 10, 2000.

  (13) As of January 1, 2001, there were 164 record holders of voting trust certificates.

     The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of January 1, 2001. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.


STOCKHOLDERS' AGREEMENT

     Our common stock and the voting trust certificates are not publicly held or traded. All shares and the voting trust certificates are subject to a stockholders' agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to us. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares, certificates or other access to liquidity. The scheduled expiration date of the stockholders' agreement is five years later than that of the voting trust agreement in order to permit an orderly transition from effective control by the voting trust trustees to direct control by the stockholders.


ESTATE TAX REPURCHASE POLICY

     We have a policy under which we will repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes. The purchase price will be based on a valuation received from an investment banking or appraisal firm. Estate repurchase transactions are subject to applicable laws governing stock repurchases, board approval and restrictions under our credit agreements. Our bank credit facilities prohibit repurchases without the consent of the lenders, and the indentures relating to our 11.625% notes due 2008 limit our ability to make repurchases. (SEE NOTE 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS.) The policy does not create a contractual obligation on our part. We may amend or terminate this policy at any time. No shares were repurchased under this policy in 2000, 1999 or 1998.


VALUATION POLICY

     We have a policy under which we obtain, and make available to our stockholders, an annual valuation of our voting trust certificates. The policy provides that we will make reasonable efforts to defend valuations we obtain which are challenged in any tax or regulatory proceeding involving a stockholder (including an estate) that used the valuation and that was challenged on that use. The policy provides that we will not indemnify any stockholder against any judgment or settlement amounts or expenses specific to any individual stockholder arising from the use of a valuation. We may amend or terminate this policy at any time.


VOTING TRUSTEE COMPENSATION

     The voting trust agreement provides that trustees who are also beneficial owners of 1% or more of our stock are not entitled to compensation for their services as trustees. Trustees who are not beneficial owners of more than 1% of our outstanding stock may receive such compensation, upon approval of our Board. All trustees are entitled to reimbursement for reasonable expenses and charges, which may be incurred in carrying out their duties as trustees. Of the current trustees, Mr. Hellman beneficially owns less than 1% of our outstanding stock. He is not currently receiving compensation from us for his service as a trustee. All of the other trustees each beneficially owns more than 1% of our outstanding stock.

VOTING TRUSTEE INDEMNIFICATION

     Under the voting trust agreement, the trustees are not liable to us or to the holders of voting trust certificates for any actions undertaken in their capacity as trustees, except in cases of willful misconduct. The voting trust will indemnify the trustees in respect of actions taken by them under the voting trust agreement in their capacity as trustees, except in cases of willful misconduct.

     We have agreed to reimburse the voting trust for any amounts paid by the trust as a result of its indemnity obligation on behalf of the trustees.


LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     As permitted by Delaware law, we have included in our certificate of incorporation a provision to eliminate generally the personal liability of directors for monetary damages for breach or alleged breach of their fiduciary duties as directors. In addition, our by-laws provide that we are required to indemnify our officers and directors under a number of circumstances, including circumstances in which indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, our board of directors adopted resolutions making clear that officers and directors of our foreign subsidiaries are covered by these indemnification provisions. We are not aware of any pending or threatened litigation or proceeding involving a director, officer, employee or agent of ours in which indemnification would be required or permitted. We believe that these indemnification provisions are necessary to attract and retain qualified persons as directors and officers.

     Insofar as indemnification for liabilities under the Securities Act may be granted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     F. Warren Hellman, one of our directors, is a general partner of Hellman & Friedman LLC, a private investment firm that has provided financial advisory services to us in the past. We did not pay any fees to Hellman & Friedman LLC during the years 2000, 1999 and 1998.

     James C. Gaither, one of our directors, is senior counsel of the law firm Cooley Godward LLP. Cooley Godward provided legal services to us in 2000, 1999 and 1998, for which we paid fees of approximately $60,000, $165,000 and $74,000 in those years.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List the following documents filed as a part of the report:

1.       Financial Statements
         The following consolidated financial statements of the Company are included in Item 8:
         Report of Independent Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders' Deficit
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Quarterly Financial Data (Unaudited)

2.       Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts.......Form 10-K page 94

         All  other   schedules   have  been   omitted   because  they  are
         inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

3.       Exhibits

3.1              Restated   Certificate  of  Incorporation  of  the  Registrant.
                 Previously filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

3.2 Bylaws of the Registrant. Previously filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.1 Indenture, dated as of November 6, 1996, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.2 Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to 20 billion yen 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.3 Lease Intended as Security, dated as of December 3, 1996, among the Registrant, First Security Bank, National Association as
                 Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.4 Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit
                 4.4 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5 Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Filed herewith.

4.6 Registration Rights Agreement, dated of January 18, 2001, bet-ween the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008. Filed herewith.

4.7 Registration Rights Agreement, dated of January 18, 2001, bet-ween the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% Euro Notes due 2008. Filed herewith.

4.8 U.S. Dollar Indenture, dated of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Filed herewith.

4.9 Euro Indenture, dated of January 18, 2001, between the Regis-trant and Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Filed herewith.

9 Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as
                 Exhibit 9 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.1 Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.2 Bridge Credit Agreement, dated as of January 31, 2000, among the Registrant, the Financial Institutions party thereto and Bank of America, N.A. Previously filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.3 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.4 Guaranty, dated as of January 31, 2000, between certain subsi-diaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.5 Limited Waiver, dated as of February 29, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.5 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.6 Amended and Restated 1997 364-Day Credit Agreement among the Registrant, the Lenders party thereto and Bank of America, N.A. Previously filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.7 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.8 Guaranty, dated as of January 31, 2000, between certain subsi-diaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.9 Amended and Restated 1999 180-Day Credit Agreement among the Registrant, the Lenders parties thereto and Bank of America, N.A. Previously filed as Exhibit 10.9 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.10 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.10 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.11 Guaranty, dated as of January 31, 2000, between certain subsi-diaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.11 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.12 Limited Waiver, dated as of February 29, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.12 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.13 1997 Second Amended and Restated Credit Agreement, dated as of January 31, 2000, among the Registrant, the Lenders parties thereto and Bank of America, N.A. Previously filed as Exhibit
                 10.13 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.14 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.14 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.15 Guaranty, dated as of January 31, 2000, between certain subsidiaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.15 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.16 Form of European Receivables Agreement, dated February 2000, between the Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.16 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.17 Form of European Servicing Agreement, dated January 2000, between Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.17 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.18 Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.19 Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.20 Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.21 Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.22 Special Deferral Plan. Previously filed as Exhibit 10.22 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.23 Key Employee Recognition and Commitment Plan. Previously filed as Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.24 Global Success Sharing Plan. Previously filed as Exhibit 10.24 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.25            Deferred Compensation Plan for Executives.  Previously filed as
                 Exhibit 10.25 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.26 Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.27            Excess Benefit Restoration Plan.  Previously  filed  as Exhibit
                 10.27 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.28            Supplemental  Benefit  Restoration Plan.  Previously  filed  as
                 Exhibit 10.28 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.29 Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.30 Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.31 Long-Term Incentive Plan. Previously filed as Exhibit 10.31 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.32 Long-Term Performance Plan. Previously filed as Exhibit 10.32 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.33 Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit
                 10.33 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.34 Supplemental Executive Retirement Agreement, dated as of January 1, 1998, between the Registrant and Gordon Shank. Previously filed as Exhibit 10.34 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.
                 *

10.35 Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.36 Discretionary Supplemental Executive Retirement Plan Arrange-ment for Selected Executive Officers. Previously filed as
                 Exhibit 10.36 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.37 Employment Agreement, dated as of May 15, 2000, between the Registrant and James Lewis. Previously filed as Exhibit 10.37 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.38 First Amendment to Bridge Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.39 First Amendment to Amended and Restated 1997 364 Day Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.40 First Amendment to Amended and Restated 1999 180 Day Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.41 First Amendment to 1997 Second Amended and Restated Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.42 Amendment to Deferred Compensation Plan for Executives effec-tive March 1, 2000. Filed herewith. *

10.43            Amendments to Employee Investment Plan effective April 3, 2000.
                 Filed herewith. *

10.44 Amendments to Capital Accumulation Plan effective April 3, 2000. Filed herewith. *

10.45 Amendment to Deferred Compensation Plan for Executives effec-tive August 1, 2000. Filed herewith. *

10.46 Amendment to Employee Investment Plan effective November 28, 2000. Filed herewith. *

10.47            Amendments to Capital Accumulation Plan,  Supplemental  Benefit
                 Restoration  Plan,  and  Employee   Investment  Plan  effective
                 January 1, 2001. Filed herewith. *

10.48 Amendments to Employee Investment Plan effective January 1, 2001. Filed herewith. *

10.49 Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Filed herewith. *

10.50 Second Amendment to Bridge Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.51 Second Amendment to Amended and Restated 1997 364 Day Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.52 Second Amendment to Amended and Restated 1999 180 Day Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.53 Second Amendment to 1997 Second Amended and Restated Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.54 Third Amendment to Amended and Restated 1999 180 Day Credit Agreement, dated as of October 13, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.55 Third Amendment to Amended and Restated 1997 364 Day Credit Agreement, dated as of October 13, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.56            Third Amendment to  1997  Second Amended  and  Restated  Credit
                 Agreement,   dated   as  of  October  13,  2000,   between  the
                 Registrant and Bank of America, N.A. Filed herewith.

10.57 Credit Agreement, dated as of February 1, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Filed herewith.

10.58 Pledge and Security Agreement, dated as of February 1, 2001, among the Registrant, certain subsidiaries of the Registrant and Bank of American, N.A., as agent. Filed herewith.

10.59 Subsidiary Guaranty, dated as of February 1, 2001, between certain subsidiaries of the Registrant and Bank of American, N.A., as agent. Filed herewith.

10.60 Forms of Amendments to European Receivables and Servicing Agreements among Registrant, certain subsidiaries of Registrant and Tulip Asset Purchase B.V. effective November 22, 2000. Filed herewith.

12               Statements re: Computation of Ratios.  Filed herewith.

21               Subsidiaries of the Registrant.  Filed herewith.

24               Power of Attorney.  Contained in signature pages hereto.

27               Financial Data Schedule.  Filed herewith.


      * Management contract, compensatory plan or arrangement.


(b)     Reports on Form 8-K

        Current Report on Form 8-K on October 24, 2000 filed pursuant to Item 5 of the report, containing a copy of the Company's press release dated October 24, 2000 and titled "Adverse Market Conditions Prompt Levi Strauss & Co. to Postpone Private Placement of Senior Notes."

        Current Report on Form 8-K on December 27, 2000 filed pursuant to Item 5 of the report, containing a copy of the Company's press release dated December 26, 2000 and titled "Levi Strauss & Co. Obtains Commitment for New $1.5 Billion Senior Secured Credit Facility."

        Current Report on Form 8-K on January 10, 2001 filed pursuant to Item 5 of the report, containing a copy of the Company's press release dated January 10, 2001 and titled "Levi Strauss & Co. Fourth-Quarter and Fiscal 2000 Financial Results Show Substantial Progress in Business Turnaround."

        Current Report on Form 8-K on January 11, 2001 filed pursuant to Item 5 of the report, containing a copy of the Company's press release dated January 10, 2001 and titled "Levi Strauss & Co. Fourth-Quarter and Fiscal 2000 Financial Results Show Substantial Progress in Business Turnaround." In the press release, certain previously reported financial information for the fourth quarter and fiscal year 1999 was reclassified to conform to the fiscal year 2000 financial statement presentation.

        Current Report on Form 8-K on January 11, 2001 filed pursuant to Item 5 of the report, containing a copy of the Company's press release dated January 11, 2001 and titled "Levi Strauss & Co. to Relaunch Private Placement of Senior Notes Due 2008."

        Current Report on Form 8-K on February 1, 2001 filed pursuant to Item 5 of the report, containing a copy of the Company's press release dated February 1, 2001 and titled "Levi Strauss & Co. Receives $1.05 Billion Senior Secured Credit Facility; Completes $500 Million Bond Offering."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LEVI STRAUSS & CO.


                               By: /s/ WILLIAM B. CHIASSON
                                   -----------------------------
                                       William B. Chiasson
                                       Senior Vice President and
                                       Chief Financial Officer

                               Date:   FEBRUARY 1, 2001


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Chiasson, Gary W. Grellman and Jay A. Mitchell, and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                           TITLE
                    ---------                           -----

/s/ ROBERT D. HAAS                               Chairman of the Board
----------------------------------------------   Date:  February 1, 2001
              Robert D. Haas


/s/ PHILIP A. MARINEAU                           Director, President and
----------------------------------------------   Chief Executive
              Philip A. Marineau                 Officer
                                                 Date:  February 1, 2001

/s/ PETER E. HAAS, SR.                           Director
---------------------------------------------    Date:  February 1, 2001
              Peter E. Haas, Sr.


                                                 Director
----------------------------------------------   Date:  February 1, 2001
              Angela Glover Blackwell


/s/ ROBERT E. FRIEDMAN                           Director
----------------------------------------------   Date:  February 1, 2001
              Robert E. Friedman

/s/ TULLY M. FRIEDMAN                            Director
----------------------------------------------   Date:  February 1, 2001
              Tully M. Friedman

/s/ JAMES C. GAITHER                             Director
----------------------------------------------   Date:  February 1, 2001
              James C. Gaither

                   SIGNATURE                          TITLE
                   ---------                          -----



/s/ PETER A. GEORGESCU                           Director
----------------------------------------------   Date:  February 1, 2001
              Peter A. Georgescu


/s/ PETER E. HAAS, JR.                           Director
----------------------------------------------   Date:  February 1, 2001
              Peter E. Haas, Jr.



/s/ WALTER J. HAAS                               Director
----------------------------------------------   Date:  February 1, 2001
              Walter J. Haas


/s/ F. WARREN HELLMAN                            Director
----------------------------------------------   Date:  February 1, 2001
              F. Warren Hellman


/s/ PATRICIA SALAS PINEDA                        Director
---------------------------------------------    Date:  February 1, 2001
              Patricia Salas Pineda


/s/ T. GARY ROGERS                               Director
----------------------------------------------   Date:  February 1, 2001
              T. Gary Rogers


/s/ G. CRAIG SULLIVAN                            Director
----------------------------------------------   Date:  February 1, 2001
              G. Craig Sullivan


/s/ GARY W. GRELLMAN                             Vice President and Controller
----------------------------------------------   (Principal Accounting Officer)
              Gary W. Grellman                   Date:  February 1, 2001

                                                                     SCHEDULE II

                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                       BALANCE AT     ADDITIONS                    BALANCE AT
  ALLOWANCE FOR        BEGINNING     CHARGED TO      DEDUCTIONS      END OF
DOUBTFUL ACCOUNTS      OF PERIOD      EXPENSES      TO RESERVES      PERIOD
-----------------     ----------     ----------     -----------     ----------

November 26, 2000        $30,017        $12,171        $12,471       $29,717
                         =======        =======        =======       =======
November 28, 1999         39,987          5,396         15,366        30,017
                         =======        =======        =======       =======
November 29, 1998         31,620          9,762          1,395        39,987
                         =======        =======        =======       =======

                            SUPPLEMENTAL INFORMATION

The Company will furnish an annual report to security holders subsequent to this filing.

                                  EXHIBIT INDEX

3.1              Restated   Certificate  of  Incorporation  of  the  Registrant.
                 Previously filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

3.2 Bylaws of the Registrant. Previously filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.1 Indenture, dated as of November 6, 1996, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.2 Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to 20 billion yen 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.3 Lease Intended as Security, dated as of December 3, 1996, among the Registrant, First Security Bank, National Association as
                 Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.4 Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit
                 4.4 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5 Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Filed herewith.

4.6 Registration Rights Agreement, dated of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008. Filed herewith.

4.7 Registration Rights Agreement, dated of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% Euro Notes due 2008. Filed herewith.

4.8 U.S. Dollar Indenture, dated of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Filed herewith.

4.9              Euro  Indenture,   dated  of  January  18, 2001,   between  the
                 Registrant and Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Filed herewith.

9 Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as
                 Exhibit 9 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.1 Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.2 Bridge Credit Agreement, dated as of January 31, 2000, among the Registrant, the Financial Institutions party thereto and Bank of America, N.A. Previously filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.3 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.4 Guaranty, dated as of January 31, 2000, between certain subsi-diaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.5 Limited Waiver, dated as of February 29, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.5 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.6 Amended and Restated 1997 364-Day Credit Agreement among the Registrant, the Lenders party thereto and Bank of America, N.A. Previously filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.7 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.8 Guaranty, dated as of January 31, 2000, between certain subsi-diaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.9 Amended and Restated 1999 180-Day Credit Agreement among the Registrant, the Lenders parties thereto and Bank of America, N.A. Previously filed as Exhibit 10.9 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.10 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.10 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.11 Guaranty, dated as of January 31, 2000, between certain subsi-diaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.11 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.12 Limited Waiver, dated as of February 29, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.12 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.13 1997 Second Amended and Restated Credit Agreement, dated as of January 31, 2000, among the Registrant, the Lenders parties thereto and Bank of America, N.A. Previously filed as Exhibit
                 10.13 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.14 Pledge and Security Agreement, dated as of January 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.14 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.15 Guaranty, dated as of January 31, 2000, between certain subsi-diaries of the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.15 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.16 Form of European Receivables Agreement, dated February 2000, between the Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.16 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.17 Form of European Servicing Agreement, dated January 2000, bet-ween Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.17 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.18 Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.19 Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.20 Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.21 Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.22 Special Deferral Plan. Previously filed as Exhibit 10.22 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.23 Key Employee Recognition and Commitment Plan. Previously filed as Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.24 Global Success Sharing Plan. Previously filed as Exhibit 10.24 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.25            Deferred Compensation Plan for Executives.  Previously filed as
                 Exhibit 10.25 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.26 Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.27            Excess Benefit  Restoration  Plan.  Previously filed as Exhibit
                 10.27 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.28            Supplemental  Benefit  Restoration  Plan.  Previously  filed as
                 Exhibit 10.28 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.29 Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.30 Annual Incentive Plan. Previously file as Exhibit 10.30 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.31 Long-Term Incentive Plan. Previously filed as Exhibit 10.31 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.32 Long-Term Performance Plan. Previously filed as Exhibit 10.32 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.33 Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit
                 10.33 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.34 Supplemental Executive Retirement Agreement, dated as of January 1, 1998, between the Registrant and Gordon Shank. Previously filed as Exhibit 10.34 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.
                 *

10.35 Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.36 Discretionary Supplemental Executive Retirement Plan Arrange-ment for Selected Executive Officers. Previously filed as
                 Exhibit 10.36 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.37 Employment Agreement, dated as of May 15, 2000, between the Registrant and James Lewis. Previously filed as Exhibit 10.37 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.38 First Amendment to Bridge Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.39 First Amendment to Amended and Restated 1997 364 Day Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.40 First Amendment to Amended and Restated 1999 180 Day Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.41 First Amendment to 1997 Second Amended and Restated Credit Agreement and Limited Waiver, dated July 31, 2000, between the Registrant and Bank of America, N.A. Previously filed as
                 Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on September 29, 2000.

10.42 Amendment to Deferred Compensation Plan for Executives effec-tive March 1, 2000. Filed herewith. *

10.43            Amendments to Employee Investment Plan effective April 3, 2000.
                 Filed herewith. *

10.44 Amendments to Capital Accumulation Plan effective April 3, 2000. Filed herewith. *

10.45 Amendment to Deferred Compensation Plan for Executives effec-tive August 1, 2000. Filed herewith. *

10.46 Amendment to Employee Investment Plan effective November 28, 2000. Filed herewith. *

10.47            Amendments  to Capital Accumulation Plan,  Supplemental Benefit
                 Restoration  Plan,  and  Employee   Investment  Plan  effective
                 January 1, 2001. Filed herewith. *

10.48 Amendments to Employee Investment Plan effective January 1, 2001. Filed herewith. *

10.49 Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Filed herewith. *

10.50 Second Amendment to Bridge Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.51 Second Amendment to Amended and Restated 1997 364 Day Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.52 Second Amendment to Amended and Restated 1999 180 Day Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.53 Second Amendment to 1997 Second Amended and Restated Credit Agreement and Limited Waiver, dated September 29, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.54 Third Amendment to Amended and Restated 1999 180 Day Credit Agreement, dated as of October 13, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.55 Third Amendment to Amended and Restated 1997 364 Day Credit Agreement, dated as of October 13, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.56 Third Amendment to 1997 Second Amended and Restated Credit Agreement, dated as of October 13, 2000, between the Registrant and Bank of America, N.A. Filed herewith.

10.57 Credit Agreement, dated as of February 1, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Filed herewith.

10.58 Pledge and Security Agreement, dated as of February 1, 2001, among the Registrant, certain subsidiaries of the Registrant and Bank of American, N.A., as agent. Filed herewith.

10.59 Subsidiary Guaranty, dated as of February 1, 2001, between certain subsidiaries of the Registrant and Bank of American, N.A., as agent. Filed herewith.

10.60 Forms of Amendments to European Receivables and Servicing Agreements among Registrant, certain subsidiaries of Registrant and Tulip Asset Purchase B.V. effective November 22, 2000. Filed herewith.

12               Statements re: Computation of Ratios.  Filed herewith.

21               Subsidiaries of the Registrant.  Filed herewith.

24               Power of Attorney.  Contained in signature pages hereto.

27               Financial Data Schedule.  Filed herewith.


 * Management contract, compensatory plan or arrangement.