Form 10-Q
period 2001-02-25
LEVI STRAUSS & CO
filed 2001-04-06
CIK 94845

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2001

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

Common Stock $.01 par value ----- 37,278,238 shares outstanding on April 6, 2001

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
FEBRUARY 25, 2001


                                                                           PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of February 25, 2001 and
             November 26, 2000...........................................    3

           Consolidated Statements of Income for the Three Months
             Ended February 25, 2001 and February 27, 2000...............    4

           Consolidated Statements of Cash Flows for the Three Months
             Ended February 25, 2001 and February 27, 2000...............    5

           Notes to the Consolidated Financial Statements................    6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....   23

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................   24

SIGNATURE................................................................   25

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                        February 25,  November 26,
                                                                                           2001          2000
                                                                                           ----          ----
                               ASSETS                                                   (Unaudited)

Current Assets:
      Cash and cash equivalents......................................................   $   82,223    $  117,058
      Trade receivables, net of allowance for doubtful accounts of $31,325
                in 2001 and $29,717 in 2000..........................................      565,928       660,128
      Inventories:
          Raw materials..............................................................      128,466       120,760
          Work-in-process............................................................       72,090        84,871
          Finished goods.............................................................      543,398       446,618
                                                                                        ----------    ----------
             Total inventories.......................................................      743,954       652,249
      Deferred tax assets............................................................      250,831       250,817
      Other current assets...........................................................      130,982       168,621
                                                                                        ----------    ----------
                  Total current assets...............................................    1,773,918     1,848,873

Property, plant and equipment, net of accumulated depreciation of $516,817 in
   2001 and $495,986 in 2000.........................................................      558,936       574,039
Goodwill and other intangibles, net of accumulated amortization of $167,531 in
   2001 and $164,826 in 2000.........................................................      262,500       264,956
Non-current deferred tax assets......................................................      435,860       439,692
Other assets.........................................................................      100,641        78,168
                                                                                        ----------    ----------
                  Total Assets.......................................................   $3,131,855    $3,205,728
                                                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................   $  228,480    $  231,290
      Accounts payable...............................................................      202,495       268,473
      Restructuring reserves.........................................................       61,372        71,595
      Accrued liabilities............................................................      366,452       395,660
      Accrued salaries, wages and employee benefits..................................      183,313       257,021
      Accrued taxes..................................................................       15,814        69,772
                                                                                        ----------    ----------
                  Total current liabilities..........................................    1,057,926     1,293,811

Long-term debt, less current maturities..............................................    1,984,112     1,895,140
Postretirement medical benefits......................................................      547,492       545,574
Long-term employee related benefits..................................................      380,426       358,849
Long-term tax liability..............................................................      175,492       166,854
Other long-term liabilities..........................................................       21,067        20,588
Minority interest....................................................................       21,952        23,485
                                                                                        ----------    ----------
                  Total liabilities..................................................    4,188,467     4,304,301
                                                                                        ----------    ----------
Stockholders' Deficit:
      Common stock--$.01 par value; authorized 270,000,000 shares; issued and
         outstanding: 37,278,238 shares..............................................          373           373
      Additional paid-in capital.....................................................       88,808        88,808
      Accumulated deficit............................................................   (1,142,292)   (1,171,864)
      Accumulated other comprehensive loss...........................................       (3,501)      (15,890)
                                                                                        ----------    ----------
                  Total stockholders' deficit........................................   (1,056,612)   (1,098,573)
                                                                                        ----------    ----------
                  Total Liabilities and Stockholders' Deficit........................   $3,131,855    $3,205,728
                                                                                        ==========    ==========

  The accompanying notes are an integral part of these financial statements.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                           ------------------
                                                                       February 25,   February 27,
                                                                           2001           2000
                                                                           ----           ----

Net sales........................................................     $  996,382     $1,082,437
Cost of goods sold...............................................        556,449        632,442
                                                                      ----------     ----------
   Gross profit..................................................        439,933        449,995
Marketing, general and administrative expenses...................        326,095        322,111
Other operating income...........................................         (7,174)        (4,183)
                                                                      ----------     ----------
   Operating income..............................................        121,012        132,067
Interest expense.................................................         69,205         56,782
Other (income) expense, net......................................          4,868        (24,958)
                                                                      ----------     ----------
   Income before taxes...........................................         46,939        100,243
Provision for taxes..............................................         17,367         35,084
                                                                      ----------     ----------
   Net income....................................................     $   29,572     $   65,159
                                                                      ==========     ==========
Earnings per share--basic and diluted.............................    $     0.79     $     1.75
                                                                      ==========     ==========

Weighted-average common shares outstanding.......................     37,278,238     37,278,238
                                                                      ==========     ==========

 The accompanying notes are an integral part of these financial statements.


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                      February 25,    February 27,
                                                                                          2001            2000
                                                                                          ----            ----

Cash Flows from Operating Activities:
Net income........................................................................    $  29,572        $ 65,159
Adjustments to reconcile net cash (used for) provided by operating activities:
   Depreciation and amortization..................................................       20,841          20,620
   Gain on disposition of property, plant and equipment...........................         (140)        (26,250)
   Unrealized foreign exchange gains..............................................      (20,978)         (5,444)
   Decrease in trade receivables..................................................       99,397         116,579
   Increase in income taxes receivables...........................................           --          (6,371)
   (Increase) decrease in inventories.............................................      (84,596)         31,996
   Decrease in other current assets...............................................       53,449          26,858
   Increase in other long-term assets.............................................      (22,086)        (18,314)
   Decrease in net deferred tax assets............................................        4,527          27,864
   Decrease in accounts payable and accrued liabilities...........................     (103,216)        (52,534)
   Decrease in restructuring reserves.............................................      (10,223)        (84,388)
   Decrease in accrued salaries, wages and employee benefits......................      (76,904)         (9,078)
   Decrease in accrued taxes......................................................      (56,638)         (1,551)
   Increase (decrease) in long-term employee benefits.............................       23,419         (10,161)
   Increase (decrease) in other long-term liabilities.............................        8,260            (889)
   Other, net.....................................................................        3,391         (13,794)
                                                                                       ---------       --------
        Net cash (used for) provided by operating activities......................     (131,925)         60,302
                                                                                       ---------       --------

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment.....................................       (4,874)         (4,252)
   Proceeds from sale of property, plant and equipment............................          763          90,271
   (Increase) decrease in net investment hedges...................................          (78)         18,878
   Other, net.....................................................................           --              56
                                                                                       --------        --------
        Net cash (used for) provided by investing activities......................       (4,189)        104,953
                                                                                       --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt.......................................    1,235,214         290,742
   Repayments of long-term debt...................................................   (1,132,967)       (539,498)
   Net decrease in short-term borrowings..........................................       (3,164)         (2,420)
                                                                                     ----------        --------
        Net cash provided by (used for) financing activities......................       99,083        (251,176)
                                                                                     ----------        --------
Effect of exchange rate changes on cash...........................................        2,196            (936)
                                                                                     ----------        --------
        Net decrease in cash and cash equivalents.................................      (34,835)        (86,857)
Beginning cash and cash equivalents...............................................      117,058         192,816
                                                                                     ----------        --------
Ending Cash and Cash Equivalents..................................................   $   82,223        $105,959
                                                                                     ==========        ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest.......................................................................   $     41,442      $ 40,702
   Income taxes...................................................................         60,951        13,898
   Restructuring initiatives......................................................         10,223        84,388

  The accompanying notes are an integral part of these financial statements.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

     The unaudited consolidated financial statements of Levi Strauss & Co. and subsidiaries ("LS&CO." or "Company") are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 26, 2000 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission (the "SEC") on February 5, 2001.

     The consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 25, 2001 may not be indicative of the results to be expected for the year ending November 25, 2001.

     The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," the first day of fiscal year 2001. Due to the adoption of SFAS 133, the Company reported a net transition gain of $87 thousand in other income/expense. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income. (See Note 7 to the Consolidated Financial Statements.)

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's May 27, 2001 quarterly financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for the Company's November 25, 2001 annual financial statements. The Company is currently evaluating the impact of the adoption of this standard.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                           Three Months Ended
                                                                           ------------------
                                                                     February 25,  February 27,
                                                                        2001          2000
                                                                        ----          ----
                                                                        (Dollars in Thousands)

   Net income....................................................      $ 29,572         $65,159
                                                                       --------         -------
   Other comprehensive income (loss):
        Transition adjustments:
            Cash flow hedges.....................................          (522)            -
            Net investment hedges................................            76             -
                                                                       --------         -------
              Total transition adjustments.......................          (446)            -
                                                                       --------         -------
        Foreign currency translation adjustments:
           Net investment hedges.................................        (5,903)          7,626
           Foreign currency translations.........................        16,963          (3,795)
                                                                       --------         -------
               Total foreign currency translation adjustments....        11,060           3,831
                                                                       --------         -------
        Cash flow hedges.........................................         1,775             -
                                                                       --------         -------
               Total other comprehensive income..................        12,389           3,831
                                                                       --------         -------
    Total comprehensive income...................................      $ 41,961         $68,990
                                                                       ========         =======

    The following is a summary of the components of accumulated other  comprehensive income (loss) balances:

                                                                     February 25,   November 26,
                                                                        2001           2000
                                                                        ----           ----
                                                                       (Dollars in Thousands)
        Cumulated transition adjustments:
            Cash flow hedges.....................................       $  (522)       $     -
            Net investment hedges................................            76              -
                                                                        -------        --------
              Total cumulated transition adjustments.............          (446)             -
                                                                        -------        --------
        Cumulated translation adjustments:
           Net investment hedges.................................        32,356          39,474
           Foreign currency translations.........................       (37,186)        (23,584)
                                                                        -------        --------
               Total cumulated translation adjustments...........        (4,830)        (15,890)
                                                                        -------        --------
        Cash flow hedges.........................................         1,775             -
                                                                        -------        --------
    Accumulated other comprehensive loss.........................       $(3,501)       $(15,890)
                                                                        =======        ========

NOTE 3: EXCESS CAPACITY/RESTRUCTURING RESERVES

NORTH AMERICA PLANT CLOSURES

     In view of declining sales that started in 1997, the need to bring manufacturing capacity in line with sales projections and the need to reduce costs, the Company decided to close some of its owned and operated production facilities in North America. The Company announced in 1997 the closure of ten manufacturing facilities and a finishing center in the U.S., which were closed during 1998 and displaced approximately 6,400 employees. The table below displays the activity and liability balances of this reserve.

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

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

     The Company announced in February 1999 plans to close 11 manufacturing facilities in North America. The 11 manufacturing facilities were closed during 1999 and approximately 5,900 employees were displaced. The table below displays the activity and liability balances of this reserve.

1997 NORTH AMERICA PLANT CLOSURES

                                                                            Balance                 Balance
                                                                           11/26/00   Reductions    2/25/01
                                                                           --------   ----------    -------
                                                                                (Dollars in Thousands)
Severance and employee benefits........................................      $  221      $  (18)   $   203
Other restructuring costs..............................................       2,226        (403)     1,823
                                                                             ------      ------    -------
   Total...............................................................      $2,447      $ (421)   $ 2,026
                                                                             ======      ======    =======

1998 NORTH AMERICA PLANT CLOSURES

                                                                           Balance                 Balance
                                                                           11/26/00   Reductions   2/25/01
                                                                           --------   ----------   -------
                                                                               (Dollars in Thousands)
Severance and employee benefits........................................      $1,449     $  (15)    $ 1,434
Other restructuring costs..............................................         608         --         608
                                                                             ------     -------    -------
   Total...............................................................      $2,057     $  (15)    $ 2,042
                                                                             ======     =======    =======

1999 NORTH AMERICA PLANT CLOSURES

                                                                            Balance                 Balance
                                                                           11/26/00   Reductions    2/25/01
                                                                           --------   ----------    -------
                                                                                (Dollars in Thousands)

Severance and employee benefits........................................     $19,852     $(3,210)    $16,642
Other restructuring costs..............................................      34,765      (3,669)     31,096
                                                                            -------     -------     -------
   Total...............................................................     $54,617     $(6,879)    $47,738
                                                                            =======     =======     =======

CORPORATE REORGANIZATION INITIATIVES

     Starting in 1998, the Company instituted various overhead reorganization initiatives to reduce overhead costs and consolidate operations. The reorganization initiative instituted in 1998 displaced approximately 770 employees. The table below displays the activity and liability balances of this reserve.

     In conjunction with the above plan to institute overhead reorganization initiatives, the Company announced restructuring plans during 1999 that are estimated to displace approximately 730 employees. As of February 25, 2001, approximately 685 employees were displaced. The table below displays the activity and liability balances of this reserve.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

1998 CORPORATE REORGANIZATION INITIATIVES

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   2/25/01
                                                                     --------  ----------   -------
                                                                         (Dollars in Thousands)

Severance and employee benefits.....................................    $  100      $ (50)    $   50
Other restructuring costs...........................................     1,773       (111)     1,662
                                                                        ------      -----     ------
   Total............................................................    $1,873      $(161)    $1,712
                                                                        ======      =====     ======

1999 CORPORATE REORGANIZATION INITIATIVES

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   2/25/01
                                                                     --------  ----------   -------
                                                                         (Dollars in Thousands)
Severance and employee benefits.....................................    $2,762      $(203)    $2,559
                                                                        ======      =====     ======

EUROPE REORGANIZATION AND PLANT CLOSURES

     In 1998, the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999 and as of February 25, 2001, approximately 1,645 employees were displaced. The table below displays the activity and liability balances of this reserve.

     In conjunction with the above plans in Europe, the Company announced in September 1999 plans to close a production facility, and reduce capacity at a finishing facility in the United Kingdom with an estimated displacement of 945 employees. The production facility closed in December 1999 and as of February 25, 2001, approximately 940 employees were displaced. The table below displays the activity and liability balances of this reserve.

1998 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                                   Balance                Balance
                                                                   11/26/00  Reductions   2/25/01
                                                                   --------  ----------   -------
                                                                       (Dollars in Thousands)
Severance and employee benefits...................................    $1,508    $ (972)     $  536
                                                                      ======    ======      ======

1999 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                                   Balance                Balance
                                                                   11/26/00  Reductions   2/25/01
                                                                   --------  ----------   -------
                                                                       (Dollars in Thousands)
Severance and employee benefits...................................    $5,691    $(1,572)    $4,119
Other restructuring costs.........................................       640       --          640
                                                                      ------    -------     ------
   Total..........................................................    $6,331    $(1,572)    $4,759
                                                                      ======    =======     ======

     Reductions consist of payments for severance and employee benefits and other restructuring costs. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet. The majority of these initiatives are expected to be completed by the end of 2001.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 4: FINANCING

SENIOR NOTES OFFERING

      On January 18, 2001, the Company issued two series of notes payable totaling the equivalent of $497.5 million to qualified institutional investors in reliance on Rule 144A under the Securities Act of 1933 (the "Securities Act") and outside the U.S. in accordance with Regulation S under the Securities Act. The notes are unsecured obligations of the Company and may be redeemed at any time after January 15, 2005. The issuance was divided into two series: U.S. $380.0 million dollar notes ("Dollar Notes") and 125 million euro notes ("Euro Notes"), (collectively, the "Notes"). Both series of notes are seven-year notes maturing on January 15, 2008 and bear interest at 11.625% per annum, payable semi-annually in January and July of each year. These Notes were offered at a discount of $5.2 million to be amortized over the term of the Notes. Costs representing underwriting fees and other expenses of $14.4 million on the original issue will be amortized over the term of the Notes. Net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the credit facility.

      The indentures governing the Notes contain covenants that limit the Company's and its subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets or the assets of the Company's subsidiaries. If the Company experiences a change in control as defined in the indentures governing the Notes, the Company will be required under the indentures to make an offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If the Notes receive and maintain an investment grade rating by both Standard and Poor's Ratings Service and Moody's Investors Service and the Company and its subsidiaries are and remain in compliance with the indentures, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture.

SENIOR NOTES EXCHANGE OFFER

     In March 2001, the Company, as required under registration rights agreements it entered into when it issued the Notes, filed a registration statement on Form S-4 under the Securities Act with the SEC relating to an exchange offer for its Notes. The exchange offer gave holders of these Notes the opportunity to exchange these old notes, which were issued on January 18, 2001 under Rule 144A and Regulation S of the Securities Act, for new notes that are registered under the Securities Act of 1933. The new notes are identical in all material respects to the old notes except that the new notes are registered. The exchange offer is scheduled to end on April 6, 2001.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


SENIOR SECURED CREDIT FACILITY

      On February 1, 2001, the Company entered into a new $1.05 billion senior secured credit facility to replace its existing credit facility on more favorable terms. The new credit facility consists of a $700.0 million revolving credit facility and $350.0 million of term loans. This new facility reduces the Company's borrowing costs and extends the maturity of the Company's principal bank credit facility to August 2003.

     The new facility is secured in substantially the same manner as the prior facility. Collateral includes: domestic receivables, domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread.

     The new facility contains customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The new facility also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. The Company was in compliance with financial covenants required by the new facility as of February 25, 2001.

INTEREST RATE CONTRACTS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

      The Company has entered into interest rate option contracts (caps and floors) to reduce or neutralize the exposure to changes in variable interest rates. The contracts represent an outstanding notional amount of $425.0 million and cover a series of variable cash flows through November 2001. The contracts do not qualify for hedge accounting and therefore the Company reports changes in fair value in other income/expense (see Note 7 to the Consolidated Financial Statements). At February 25, 2001, the Company had no interest rate swap transactions outstanding.

      The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate derivative transactions. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

INTEREST RATES ON BORROWINGS

     The Company's weighted average interest rate on average borrowings outstanding during the three months ended February 25, 2001 and November 26, 2000, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.26% and 10.02%, respectively. These rates exclude the write-off of fees that resulted from the replacement of the credit agreement dated January 31, 2000. (See "Senior Secured Credit Facility" above.)

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)



NOTE 5: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

         At February 25, 2001, the Company had U.S. dollar forward currency contracts to sell the aggregate equivalent of $753.8 million and to buy the aggregate equivalent of $491.0 million of various foreign currencies. The Company also had euro forward currency contracts to sell the aggregate equivalent of $40.0 million and to buy the aggregate equivalent of $15.9 million of various foreign currencies. Additionally, the Company had U.S. dollar option contracts to sell the aggregate equivalent of $927.8 million and to buy the aggregate equivalent of $645.8 million of various foreign currencies. The Company also had euro option contracts to buy the foreign currency aggregate equivalent of $27.2 million and to sell the foreign currency aggregate equivalent of $27.2 million. These contracts are at various exchange rates and expire at various dates through December 2001.

      Most option transactions are for the exchange of euro and U.S. dollars. At February 25, 2001 and included in the amounts above, the Company had bought U.S. dollar options to sell the equivalent of $84.9 million against the euro. To finance the option premiums related to these options, the Company sold options having the obligation to sell euro for an equivalent of $145.3 million U.S. dollars.

     The Company's market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

OTHER CONTINGENCIES

     In the ordinary course of its business, the Company has pending various cases involving contractual, employee-related, distribution, product liability or product recall, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company's financial position or results of operations.

     The operations and properties of the Company comply with all applicable federal, state and local laws enacted for the protection of the environment, and with permits and approvals issued in connection therewith, except where the failure to comply would not reasonably be expected to have a material adverse effect on the Company's financial position or business operations. Based on currently available information, the Company does not consider there to be any circumstances existing that would be reasonably likely to form the basis of an action against the Company that could have a material adverse effect on the Company's financial position or business operations.


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

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at February 25, 2001 and November 26, 2000 are as follows:


                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


                                                              February 25, 2001            November 26, 2000
                                                          ------------------------      ------------------------
                                                          Carrying       Estimated      Carrying      Estimated
                                                            Value       Fair Value        Value       Fair Value
                                                          --------      ----------      --------      ----------
                                                                         (Dollars in Thousands)

DEBT INSTRUMENTS:
   Credit facilities..................................     $ (593,997)    $ (593,997)   $(1,000,131)  $(1,000,131)
   Yen-denominated eurobond placement.................       (174,769)      (146,552)      (184,043)     (133,945)
   U.S. dollar notes offerings........................     (1,196,682)    (1,096,600)      (799,606)     (628,000)
   Euro notes offering................................       (113,940)      (117,214)           --            --
   European receivables-backed securitization.........        (42,475)       (42,475)       (31,148)      (31,148)
   Industrial development revenue refunding bond......        (10,028)       (10,028)       (10,036)      (10,036)
   Customer service center equipment financing........        (83,476)       (83,476)       (86,901)      (86,901)

CURRENCY AND INTEREST RATE HEDGES:
   Foreign exchange forward contracts.................       $  9,074       $  9,074       $  9,830      $  9,593
   Foreign exchange option contracts..................          3,999          3,999          7,309         6,289
   Interest rate option contracts.....................         (4,260)        (4,260)          (457)         (789)

      Quoted market prices or dealer quotes or option pricing models are used to determine the estimated fair value of foreign exchange contracts, option contracts and interest rate option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost, and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables, current assets, certain current and non-current maturities of long-term debt, short-term borrowings and taxes approximate fair value.

     The fair value estimates presented herein are based on information available to the Company as of February 25, 2001 and November 26, 2000. Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to February 25, 2001 and November 26, 2000 may differ substantially from these amounts. Additionally, the aggregation of the fair value calculations presented herein does not represent and should not be construed to represent the underlying value of the Company.


NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. Due to the adoption of SFAS 133, the Company reported a net transition gain of $87 thousand in other income/expense. This transition amount was not recorded on a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced accumulated other comprehensive income.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


Foreign Exchange Hedging

      The primary purpose of the Company's foreign exchange hedging activities is to maximize the U.S. dollar value over the long term. The Company manages foreign currency exposures in a way that makes it unlikely to obtain hedge accounting treatment for all exposure management activities. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Derivative instruments utilized in these transactions are being valued at fair value with changes in fair value classified into earnings. The Company does not hold any derivative instruments for trading purposes.

      The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties and cash management.

      The derivative instruments used to hedge sourcing exposures do not qualify for hedge accounting treatment and are recorded at their fair value and any changes in fair value are included in other income/expense. At February 25, 2001, the fair value of these derivative instruments hedging sourcing exposure represented a net asset of $9.2 million. The resulting net unrealized loss representing the change in fair value recorded in other income/expense was $8.1 million for the three months ended February 25, 2001. For the three months ended February 25, 2001, the net realized loss on transactions hedging sourcing exposures amounts to $9.2 million and is recorded in other income/expense.

      The Company hedges its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Part of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the accumulated other comprehensive income section of stockholders' deficit. At February 25, 2001, the fair value of qualifying net investment hedges was a $4.7 million net asset of which, $4.0 million was recorded in the cumulative translation adjustment section of accumulated other comprehensive income. The remaining gain of $0.7 million was excluded from hedge effectiveness testing and was recorded in other income/expense. The realized loss on net investment hedges generated during the three months ended February 25, 2001 and reported in the cumulative translation adjustment section of accumulated other comprehensive income section of stockholders' deficit was $4.1 million, leaving an accumulated balance of $49.7 million. Additionally, the Company holds derivatives hedging the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these net investment hedges at February 25, 2001 represented a $1.3 million net liability and a net loss of $1.5 million representing the change in fair value was recorded in other income/expense. For the three months ended February 25, 2001, the realized loss on the transactions hedging net investments that do not qualify for hedge accounting amounted to $0.8 million and was reported in other income/expense.

      The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. At February 25, 2001, a $2.3 million net liability relating to the translation effects of the yen-denominated eurobond was recorded in the cumulative translation adjustment section of accumulated other comprehensive income. A net loss of $5.0 million for the portion of the yen-denominated eurobond that was not designated as a net investment hedge was recorded in other income/expense.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


      The Company holds derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The fair value of the outstanding contracts qualifying as cash flow hedges amounted to a $2.1 million asset as of February 25, 2001. The gains and losses on the contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income until the underlying royalty flow has been settled. The amount of matured cash flow hedges recorded in other income/expense amounted to a net gain of $0.2 million. Hedging activity for qualifying cash flow hedges currently fair valued at $2.8 million and recorded in accumulated other comprehensive income is expected to be reclassified to earnings in the next twelve months as the underlying hedged items impact earnings. The net gain of $42 thousand related to ineffectiveness of qualifying cash flow hedges of such intercompany royalty flows for the three months ended February 25, 2001 was recorded in other income/expense. No cash flow hedges were discontinued for the three months ended February 25, 2001. The Company also enters into contracts hedging forecasted intercompany royalty flows that do not qualify as cash flow hedges. The fair value of these instruments on February 25, 2001 was a $0.6 million net asset and the net unrealized loss representing the change in fair value of such derivatives during the quarter of $1.8 million was recorded in other income/expense. For the three months ended February 25, 2001, the realized gain of such derivatives amounted to $0.5 million and was recorded in other income/expense.

      The derivative instruments utilized in transactions hedging cash management exposures are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense. On February 25, 2001, the fair value of these transactions was a $2.4 million net liability. The resulting unrealized net gain representing the changes in fair value of such derivatives of $0.9 million was reported in other income/expense for the three months ended February 25, 2001. For the three months ended February 25, 2001, the realized gain on derivatives hedging cash management exposures amounted to $6.9 million and was reported in other income/expense.

      The Company also entered in transactions hedging the exposure related to the Euro Notes issued on January 18, 2001. Those derivative instruments are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense. On February 25, 2001 the fair value of these instruments was a $0.5 million net liability and a resulting net unrealized loss, representing the change in fair value of such derivatives, of $0.5 million was recorded in other income/expense. For the three months ended February 25, 2001, the realized net loss on transactions hedging the Euro Notes offering was $3.7 million and was reported in other income/expense.

     Fair values of forward transactions and of the forward portion of swap transactions are calculated using the discounted difference between the contract forward price and the forward price at the closing date for the remaining life of the contract. Prior to the adoption of SFAS 133, forward points and option premiums were recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. Option contracts are also recorded at fair value. Due to the adoption of SFAS 133, these changes in valuation methods resulted in a net gain of $1.3 million that was recorded in other income/expense. In addition, the accumulated other comprehensive income section of stockholders' deficit decreased by approximately $0.7 million.

Interest Rate Hedging

      The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable debt.

      The fair value of the derivative instruments hedging interest rate risk as of February 25, 2001 was a $4.3 million liability. As the outstanding transactions either do not qualify for hedge accounting or management has elected not to designate such transactions for hedge accounting, the Company reports the changes in fair value in other income/expense that resulted in a net unrealized loss of $3.5 million for the three months ended February 25, 2001.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


      Due to the adoption of SFAS 133, the Company adjusted the carrying value of the outstanding interest rate derivatives to their fair value, which resulted in a net loss of $1.2 million and was recorded in other income/expense for the three months ended February 25, 2001.

      The table below gives an overview of the realized and unrealized gains and losses reported in other income/expense, realized and unrealized other comprehensive income ("OCI") balances and realized and unrealized cumulated translation adjustments ("CTA") balances. OCI and CTA are components of the accumulated other comprehensive income section of stockholders' deficit.


-----------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended
                                                  February 25, 2001                      At February 25, 2001
-------------------------------------------- --------------------------- ----------------------------------------------------
                                                  Other (income)/expense       OCI gain/(loss)           CTA gain/(loss)
-------------------------------------------- --------------------------- -------------------------- -------------------------
(Dollars in Thousands)                       Realized       Unrealized    Realized    Unrealized     Realized   Unrealized
-------------------------------------------- ------------- ------------- ----------- -------------- ---------- --------------
Foreign Exchange Hedging:
    Sourcing/Sourcing cross                 $ 9,175          $ 8,139         $--       $   --        $  --        $  --

    Net Investment                              794              870          --           --         49,672        4,026
       Yen Bond                                  --           (4,983)         --           --           --         (2,339)

    Royalties                                  (777)           1,756          --         2,818          --           --

    Cash Management                          (6,901)             860          --           --           --           --

    Transition Adjustments                       --           (1,333)         --          (828)         --            120

Euro Notes Offering                           3,682              540          --           --           --           --



-----------------------------------------------------------------------------------------------------------------------------

Interest Rate Hedging                        $   --           $3,471              $ --                       $ --

   Transition Adjustments                        --            1,246                --                         --

-----------------------------------------------------------------------------------------------------------------------------







                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)



NOTE 8: BUSINESS SEGMENT INFORMATION

                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)

THREE MONTHS ENDED FEBRUARY 25, 2001:
   Net sales.......................................       $662,205   $257,273   $76,904   $    --  $  996,382
   Earnings contribution...........................        106,043     57,235    12,380        --     175,658
   Interest expense................................             --         --        --    69,205      69,205
   Corporate and other expense, net................             --         --        --    59,514      59,514
   Income before income taxes......................             --         --        --        --      46,939

THREE MONTHS ENDED FEBRUARY 27, 2000:
   Net sales.......................................       $690,528   $303,004   $88,905   $    --  $1,082,437
   Earnings contribution...........................         76,980     81,009    13,410        --     171,399
   Interest expense................................             --         --        --    56,782      56,782
   Corporate and other expense, net................             --         --        --    14,374      14,374
   Income before income taxes......................             --         --        --        --     100,243

                                       17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                  February 25,   February 27,
                                                                                     2001            2000
                                                                                     ----            ----
MARGIN DATA:
Net sales......................................................                      100.0%         100.0%
Cost of goods sold.............................................                       55.8           58.4
                                                                                     -----          -----
Gross profit...................................................                       44.2           41.6
Marketing, general and administrative expenses.................                       32.7           29.8
Other operating income.........................................                       (0.7)          (0.4)
                                                                                     -----          -----
Operating income...............................................                       12.1           12.2
Interest expense...............................................                        6.9            5.2
Other (income) expense, net....................................                        0.5           (2.3)
                                                                                     -----          -----
Income before taxes............................................                        4.7            9.3
Income tax expense.............................................                        1.7            3.2
                                                                                     -----          -----
Net income.....................................................                       3.0%            6.0%
                                                                                     =====          =====


NET SALES SEGMENT DATA:
Geographic
         Americas..............................................                      66.5%          63.8%
         Europe................................................                      25.8           28.0
         Asia Pacific..........................................                       7.7            8.2


     Net sales. Net sales for the three months ended February 25, 2001 decreased 8.0% to $996.4 million, as compared to $1.1 billion for the same period in 2000. This decrease reflects volume declines primarily due to a weak economy in Japan and a difficult retail climate particularly in the U.S. and Japan, and the impact of the depreciating euro and the yen. In addition, the decline in net sales comparison was partially attributed to the high amount of closeout sales for the three months ended February 27, 2000. If currency exchange rates were unchanged from the prior year period, net sales for the three months ended February 25, 2001 would have declined approximately 5.0% compared to the same period in 2000.

     Although net sales levels decreased from the prior year period, the rate of sales decrease is slowing as indicated by the lower constant currency year-over-year sales decrease for the three months ended February 25, 2001 of approximately 5.0% compared to an approximately 7.0% decrease for the year ended November 26, 2000 and an approximately 13.0% decrease for the three months ended February 27, 2000. We believe that positive consumer response to our new products, upgraded core products in Asia, improved product-focused marketing support, and incremental progress in our shipping execution, contributed to the slowing decline in sales.

     Our narrowing sales decline, particularly in difficult retail environments in the U.S. and Japan, reflect ongoing progress in our business turnaround and efforts to improve performance. We believe that we are positioned both operationally and financially to work toward stabilizing our business in fiscal year 2001. However, we do not expect to see much improvement in the U.S. retail sector until the second half of the year, with many of the difficult environmental issues persisting at least through the second quarter.

     In the Americas, net sales for the three months ended February 25, 2001 of $662.2 million decreased 4.1% from the same period in 2000. This decrease was primarily attributable to the weak retail apparel market in the U.S. Toward the end of the first quarter of 2001, a drop in consumer confidence left retailers with adequate inventories resulting in canceled orders for some of our products.

     In Europe, net sales for the three months ended February 25, 2001 decreased 15.1% to $257.3 million, as compared to $303.0 million for the same period in 2000. The net sales decrease was primarily due to a decline in volume caused by lower closeout sales, continuing supply chain issues and the reporting impact of the depreciating euro. In addition, for the three months ended February 27, 2000 net sales include a product line that was discontinued that did not exist for 2001. If exchange rates were unchanged from the prior year periods, the reported net sales decrease would have been approximately 7.1% for the three months ended February 25, 2001.

     In our Asia Pacific region, net sales for the three months ended February 25, 2001 decreased 13.5% to $76.9 million, as compared to $88.9 million for the same period in 2000. The decrease was primarily driven by the economic uncertainty in Japan and the effects of translation to U.S. dollar reported results. In Japan, which accounts for just under two-thirds of our business in Asia, difficult business conditions have resulted in retail consolidation, closure of retail locations and bankruptcy of several retail customers. If exchange rates were unchanged from the prior year periods, the reported net sales decrease would have been approximately 5.9% for the three months ended February 25, 2001.

     Gross profit. Gross profit for the three months ended February 25, 2001 totaled $439.9 million compared with $450.0 million for the same period in 2000. Gross profit as a percentage of net sales, or gross margin, for the three months ended February 25, 2001 increased to 44.2%, as compared to 41.6% for the same period in 2000. The gross profit increase included a reversal of workers compensation accruals totaling $8.0 million. Excluding this reversal of workers compensation, gross profit as a percentage of net sales would have been 43.4%. The gross profit as a percentage of net sales improvement in this period reflects a better product quality mix and improved sourcing costs. One of the reasons for the sourcing cost improvements was the Caribbean Basin Initiative trade act. We anticipate that selling prices for apparel in the U.S. will become more competitive as more apparel companies begin to pass on the cost benefits of the Caribbean Basin Initiative trade act to their customers. We anticipate that our full year gross margin for 2001 will be within our target range of 40% to 42%.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended February 25, 2001 increased slightly to $326.1 million, as compared to $322.1 million for the same period in 2000. Marketing, general and administrative expenses as a percentage of sales for the three months ended February 25, 2001 increased 2.9 percentage points to 32.7% as compared to 29.8% for the same period in 2000. These increases are due primarily to increased costs for employee incentive plans. For the three months ended February 27, 2000, the accrual rate for employee incentive plans was substantially lower than in the latter half of fiscal year 2000 due to the improved performance against internal targets used for determining incentive compensation. The higher accrual rates for long-term incentive plans continued in fiscal year 2001, resulting in higher costs for the three months ended February 25, 2001. The effects of the higher incentive costs were partially offset by our continuing cost containment efforts and lower sales volume-related expenses.

     Advertising expense for the three months ended February 25, 2001 decreased 2.7% to $79.6 million, as compared to $81.8 million for the same period in 2000. Advertising expense as a percentage of sales for the three months ended February 25, 2001 increased 0.4 percentage points to 8.0%, as compared to 7.6% for the same period in 2000. Advertising expense as a percentage of sales for the three months ended February 25, 2001 is consistent with our annual target range of 8% to 9%.

     Other operating income. Licensing income for the three months ended February 25, 2001 of $7.2 million increased 71.5% as compared to $4.2 million for the same period in 2000. The increase was primarily due to more focus on expanding our brand collection with licensed merchandise such as outerwear, shoes and belts.

     Operating income. Operating income for the three months ended February 25, 2001 of $121.0 million decreased 8.4% from the same period in 2000. The decrease was primarily due to lower sales and higher marketing, general and administrative expenses, partially offset by an improved gross margin.

     Interest expense. Interest expense for the three months ended February 25, 2001 increased 21.9% to $69.2 million, as compared to $56.8 million for the same period in 2000. Most of the increase was due to a write-off of fees related to the credit agreement dated January 31, 2000 that was replaced by a new credit facility in February 2001 (see Note 4 to the Consolidated Financial Statements). In addition, interest expense increased due to higher interest rates associated with the senior notes issued January 18, 2001. The average cost of borrowings for the three months ended February 25, 2001 and February 27, 2000 were 10.26% and 8.49%, respectively, excluding the write-off of fees.

     Other income/expense, net. Other income/expense, net for the three months ended February 25, 2001 reflected an expense of $4.9 million, as compared to income of $25.0 million for the same period in 2000. The expense in 2001 was primarily due to net losses from foreign currency exposures and the implementation of Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 7 to the Consolidated Financial Statements.) The income for the three months ended February 27, 2000 was primarily attributable to a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters.

     Income tax expense. Income tax expense for the three months ended February 25, 2001 decreased 50.5% to $17.4 million as compared to $35.1 million for the same period in 2000. The decrease in income taxes was primarily due to lower income before taxes for the three months ended February 25, 2001. Our effective tax rate for the three months ended February 25, 2001 was 37% compared to 35% for the same period in 2000. The effective tax rate for 2001 differs from the statutory federal income tax rate of 35% primarily due to state income taxes. The change in tax rate for 2000 was due to a reassessment of potential tax settlements.

     Net income. Net income for the three months ended February 25, 2001 decreased to $29.6 million from $65.2 million for the same period in 2000. This decrease was primarily attributed to higher accruals for incentive costs and interest expense for the three months ended February 25, 2001, as compared to the same period in 2000, and the three months ended February 27, 2000 included a gain from the sale of office buildings.

RESTRUCTURING AND EXCESS CAPACITY REDUCTION

     Since 1997, we have closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives in order to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. The total balance of the reserves at February 25, 2001 was $61.4 million compared to $71.6 million at November 26, 2000. The majority of these initiatives are expected to be completed by the end of 2001. (See Note 3 to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund working capital and capital expenditures. As of February 25, 2001, total cash and cash equivalents were $82.2 million, a $34.8 million decrease from the $117.1 million cash balance reported as of November 26, 2000.

     Cash used for/provided by operations. Cash used for operating activities for the three months ended February 25, 2001 was $131.9 million, as compared to cash provided by operating activities of $60.3 million for the same period in 2000. The use of cash for the three months ended February 25, 2001 was primarily due to payments on annual incentive programs, an increase in inventory and the payment of income taxes on an Internal Revenue Service settlement. Inventory, primarily first quality basic products, increased during the three months ended February 25, 2001 primarily due to a weak retail environment in the U.S. that resulted in order cancellations. In addition, we allowed inventories to rise slightly to ensure that we could meet delivery commitments, and due to improvements in lead times, we received merchandise in the first quarter of 2001 that was scheduled to be delivered in the second quarter of 2001. Other long-term assets increased during the three months ended February 25, 2001 primarily due to the capitalization of underwriting and bank fees for the senior notes issued in January 2001 and the new credit facility entered into in February 2001. Net deferred tax assets and restructuring reserves decreased during the three months ended February 25, 2001 primarily due to spending related to the restructuring initiatives. Accrued salaries, wages, and employee benefits decreased during the three months ended February 25, 2001 primarily due to the payment of annual employee incentives. Long-term employee benefits increased primarily due to increased accruals for long-term employee incentive plans. Accrued taxes decreased during the three months ended February 25, 2001 primarily due to a payment of approximately $40.0 million to the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 - 1989.

     Cash used for/provided by investing activities. Cash used for investing activities during the three months ended February 25, 2001 was $4.2 million, as compared to cash provided by investing activities of $105.0 million during the same period in 2000. Cash used for investing activities during the three months ended February 25, 2001 resulted primarily from purchases of property, plant and equipment.

     Cash provided by/used for financing activities. Cash provided by financing activities for the three months ended February 25, 2001 was $99.1 million, as compared to cash used for financing activities of $251.2 million for the same period in 2000. Cash provided by financing activities during the three months ended February 25, 2001 was primarily due to proceeds from the senior notes issued in January 2001. However we used the proceeds of the notes offering to repay a portion of the indebtedness outstanding under the 2000 credit facility.

Financial Condition

     Credit Agreement. On February 1, 2001, we entered into a new $1.05 billion senior secured credit facility to replace the then existing 2000 credit facility on more favorable terms. The new credit facility consists of a $700.0 million revolving credit facility and $350.0 million of term loans. This new facility reduces our borrowing costs and extends the maturity of our principal bank credit facility to August 2003.

     The new facility is secured in substantially the same manner as the 2000 credit facility. Collateral includes: domestic receivables, domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread.

     The new facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on our and our subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The credit agreements will also contain financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios.

     Notes Offering. In January 2001, we issued two series of notes payable, U.S. $380.0 million dollar notes and 125.0 million euro notes, totaling the equivalent of $497.5 million to qualified institutional investors. The notes are unsecured obligations and may be redeemed at any time after January 15, 2005. The notes mature on January 15, 2008. We used the net proceeds from the offering to repay a portion of the indebtedness outstanding under the 2000 credit facility.

      The indentures governing the notes contain covenants that limit our and our subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or the assets of our subsidiaries. If the notes receive and maintain an investment grade rating by both Standard and Poor's Ratings Service and Moody's Investors Service and we and our subsidiaries are and remain in compliance with the indentures, then we and our subsidiaries will not be required to comply with specified covenants contained in the indenture. (See Note 4 to the Consolidated Financial Statements.)

NEW ACCOUNTING STANDARDS

     We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. Due to the adoption of SFAS 133, we reported a net gain transition amount of $87 thousand in other income/expense. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on our results of operations. In addition, we recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income. (See Note 7 to the Consolidated Financial Statements.)

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for our May 27, 2001 quarterly financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for our November 25, 2001 annual financial statements. We are currently evaluating the impact of the adoption of this standard; however, we do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about sales performance and trends, fashion trends, new product development in our three brands, product mix, inventory position and management, expense levels including overhead, employee compensation and advertising expense, debt repayment and liquidity, capital expenditures, customer orders, retail relationships and developments including sell-through, presentation of product at retail and marketing collaborations, restructuring reserves, and marketing and advertising initiatives. We based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "appear," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     These forward-looking statements are subject to risks and uncertainties including, without limitation, risks related to the impact of competitive products; changing fashion trends; dependence on key distribution channels, customers and suppliers; our supply chain executional performance; ongoing competitive pressures in the apparel industry; changing international retail environments; changes in the level of consumer spending or preferences in apparel; trade restrictions; political or financial instability in countries where our products are manufactured or sold; and other risks detailed in our annual report on Form 10-K for the year ended November 26, 2000 and our other filings with the Securities and Exchange Commission. Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     We are exposed to market risk primarily related to foreign exchange and interest rates. We actively manage foreign currency and interest rate risk with the objective of reducing fluctuations in actual and anticipated cash flows by entering into a variety of derivative instruments including spot, forward, options and swaps. We currently do not hedge our exposure to the price of cotton with derivative instruments.

FOREIGN EXCHANGE RISK

     Foreign  exchange  market  risk  exposures  are  primarily  related to cash
management   activities,   raw  material  and  finished  goods  purchases,   net
investments and royalty flows from affiliates.


     For more information about market risk, see Notes 4, 5 and 7 to the Consolidated Financial Statements.

PART II - OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

        (A)     EXHIBITS:
                3.3      Restated Certificate of Incorporation
                3.4      Amended and Restated By-Laws


        (B)     REPORTS ON FORM 8-K:

         Current Report on Form 8-K on February 9, 2001 filed, pursuant to Item 5 of the report, containing a copy of the Company's press release titled "Levi Strauss & Co. Announces Departure of America's Region President."

         Current Report on Form 8-K on March 20, 2001 filed, pursuant to Item 5 of the report, containing a copy of the Company's press release titled "Levi Strauss & Co. Reports First-Quarter Financial Results."

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 6, 2001                         Levi Strauss & Co.
                                            ------------------
                                            (Registrant)


                                    By:     /s/ Gary W. Grellman
                                            --------------------
                                            Gary W. Grellman
                                            Vice President and Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

3.3     Restated Certificate of Incorporation

3.4     Amended and Restated By-Laws