Form 10-Q
period 2001-05-27
LEVI STRAUSS & CO
filed 2001-07-03
CIK 94845

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

                   For the Quarterly Period Ended May 27, 2001

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

Common Stock $.01 par value ------ 37,278,238 shares outstanding on July 3, 2001

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
MAY 27, 2001



                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of May 27, 2001 and November 26, 2000..........................   3

           Consolidated Statements of Income for the Three and Six Months Ended
             May 27, 2001 and May 28, 2000...............................................................   4

           Consolidated Statements of Cash Flows for the Six Months Ended May 27, 2001
             and May 28, 2000............................................................................   5

           Notes to the Consolidated Financial Statements................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................................  19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................................  24

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................................................  25

SIGNATURE................................................................................................  26


PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements


                                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Dollars in Thousands)

                                                                                         May 27,       November 26,
                                                                                          2001            2000
                                                                                          ----            ----
                                       ASSETS                                          (Unaudited)

Current Assets:
      Cash and cash equivalents......................................................   $   79,979    $  117,058
      Trade receivables, net of allowance for doubtful accounts of $30,556 in 2001
              and $29,717 in 2000....................................................      557,775       660,128
      Inventories:
          Raw materials..............................................................      121,087       120,760
          Work-in-process............................................................       84,019        84,871
          Finished goods.............................................................      574,828       446,618
                                                                                        ----------    ----------
             Total inventories.......................................................      779,934       652,249
      Deferred tax assets............................................................      250,133       250,817
      Other current assets...........................................................      153,816       168,621
                                                                                        ----------    ----------
                  Total current assets...............................................    1,821,637     1,848,873

Property, plant and equipment, net of accumulated depreciation of $516,365 in
   2001 and $495,986 in 2000.........................................................      539,207       574,039
Goodwill and other intangibles, net of accumulated amortization of $170,190 in
   2001 and $164,826 in 2000.........................................................      259,762       264,956
Non-current deferred tax assets......................................................      433,899       439,692
Other assets ........................................................................       98,290        78,168
                                                                                        ----------    ----------
                  Total Assets.......................................................   $3,152,795    $3,205,728
                                                                                        ==========    ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................   $  227,570    $  231,290
      Accounts payable...............................................................      191,145       268,473
      Restructuring reserves.........................................................       56,815        71,595
      Accrued liabilities............................................................      341,793       395,660
      Accrued salaries, wages and employee benefits..................................      178,389       257,021
      Accrued taxes..................................................................       37,814        69,772
                                                                                        ----------    ----------
                  Total current liabilities..........................................    1,033,526     1,293,811
Long-term debt, less current maturities..............................................    1,980,337     1,895,140
Postretirement medical benefits......................................................      548,903       545,574
Long-term employee related benefits..................................................      386,942       358,849
Long-term tax liability..............................................................      175,492       166,854
Other long-term liabilities..........................................................       20,938        20,588
Minority interest ...................................................................       20,190        23,485
                                                                                        ----------    ----------
                  Total liabilities..................................................    4,166,328     4,304,301
                                                                                        ----------    ----------
Stockholders' Deficit:
      Common stock--$.01 par value; authorized 270,000,000 shares; issued and
         outstanding: 37,278,238 shares..............................................          373           373
      Additional paid-in capital.....................................................       88,808        88,808
      Accumulated deficit............................................................   (1,098,864)   (1,171,864)
      Accumulated other comprehensive loss...........................................       (3,850)      (15,890)
                                                                                        ----------    ----------
                  Total stockholders' deficit........................................   (1,013,533)   (1,098,573)
                                                                                        ----------    ----------
                  Total Liabilities and Stockholders' Deficit........................   $3,152,795    $3,205,728
                                                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                                  LEVI STRAUSS & CO. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (Dollars in Thousands, Except Per Share Data)
                                                               (Unaudited)


                                                                       Three Months Ended         Six Months Ended
                                                                       ------------------         ----------------
                                                                      May 27,       May 28,      May 27,      May 28,
                                                                       2001          2000         2001         2000
                                                                       ----          ----         ----         ----

Net sales........................................................   $1,043,937    $1,149,044    $2,040,320    $2,231,481
Cost of goods sold...............................................      591,442       661,469     1,147,891     1,293,911
                                                                    ----------    ----------    ----------    ----------
   Gross profit..................................................      452,495       487,575       892,429       937,570
Marketing, general and administrative expenses...................      336,128       367,417       662,224       689,528
Other operating income...........................................        7,365         6,265        14,539        10,448
                                                                    ----------    ----------    ----------    ----------
   Operating income..............................................      123,732       126,423       244,744       258,490
Interest expense.................................................       53,898        60,989       123,103       117,771
Other (income) expense, net......................................          899        (3,835)        5,767       (28,793)
                                                                    ----------    ----------    ----------    ----------
   Income before taxes...........................................       68,935        69,269       115,874       169,512
Provision for taxes..............................................       25,507        24,245        42,874        59,329
                                                                    ----------    ----------    ----------    ----------
   Net income....................................................   $   43,428    $   45,024    $   73,000    $  110,183
                                                                    ==========    ==========    ==========    ==========

Earnings per share--basic and diluted.............................  $     1.16    $     1.21    $     1.96    $     2.96
                                                                    ==========    ==========    ==========    ==========

Weighted-average common shares outstanding.......................   37,278,238    37,278,238    37,278,238     37,278,238
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



                                                  LEVI STRAUSS & CO. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in Thousands)
                                                              (Unaudited)

                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                         May 27,        May 28,
                                                                                          2001           2000
                                                                                          ----           ----

Cash Flows from Operating Activities:
Net income                                                                            $  73,000         $110,183
Adjustments to reconcile net cash (used for) provided by operating activities:
        Depreciation and amortization........................................            42,255           44,225
        Gain on disposition of property, plant and equipment.................            (1,012)         (26,102)
        Unrealized foreign exchange gains....................................           (18,250)         (11,969)
        Decrease in trade receivables........................................            99,252          102,978
        Decrease in income taxes receivables.................................                --           59,434
        (Increase) decrease in inventories...................................          (129,637)          50,936
        Decrease in other current assets.....................................            19,216            7,488
        Increase in other long-term assets...................................           (20,604)         (15,637)
        Decrease in net deferred tax assets..................................             1,546           45,404
        Decrease in accounts payable and accrued liabilities.................          (134,943)         (38,104)
        Decrease in restructuring reserves...................................           (14,780)        (151,238)
        Decrease in accrued salaries, wages and employee benefits............           (79,184)          (5,661)
        Decrease in accrued taxes............................................           (32,188)          (1,505)
        Increase (decrease) in long-term employee benefits...................            31,922           (1,539)
        Increase in other long-term liabilities..............................             8,259              464
        Other, net...........................................................             2,418          (16,174)
                                                                                     ----------         --------
           Net cash (used for) provided by operating activities..............          (152,730)         153,183
                                                                                     ----------         --------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment...........................           (8,547)          (12,403)
        Proceeds from sale of property, plant and equipment..................            2,688           101,651
        Decrease in net investment hedges....................................            5,169            47,840
        Other, net...........................................................               --                56
                                                                                     ---------          --------
           Net cash (used for) provided by investing activities..............             (690)          137,144
                                                                                     ---------          --------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt.............................        1,505,772           300,983
        Repayment of long-term debt..........................................       (1,393,747)         (655,783)
        Net (decrease) increase in short-term borrowings.....................           (1,555)            2,227
                                                                                    ----------          --------
           Net cash provided by (used for) financing activities..............          110,470          (352,573)
                                                                                    ----------          --------
Effect of exchange rate changes on cash......................................            5,871            (2,207)
                                                                                    ----------          --------
           Net decrease in cash and cash equivalents.........................          (37,079)          (64,453)
Beginning cash and cash equivalents..........................................          117,058           192,816
                                                                                    ----------          --------
Ending Cash and Cash Equivalents.............................................       $   79,979          $128,363
                                                                                    ==========          ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
        Interest.............................................................       $   87,797          $102,669
        Income taxes.........................................................           66,023            17,222
        Restructuring initiatives............................................           14,780           151,238

   The accompanying notes are an integral part of these financial statements.

                                       5

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

     The consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 27, 2001 may not be indicative of the results to be expected for the year ending November 25, 2001.

     The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," the first day of fiscal year 2001. Due to the adoption of SFAS 133, the Company reported a net transition gain in other income/expense for the six months ended May 27, 2001 of $87 thousand. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income. (See Note 7 to the Consolidated Financial Statements.)

     The Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities," in fiscal year 2001. SFAS 140 revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. The adoption of SFAS 140 had no financial impact on the Company. (See Note 4 to the Consolidated Financial Statements).

                                                          LEVI STRAUSS & CO.
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                                             (Unaudited)


Note 2: Comprehensive Income

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                        Three Months Ended          Six Months Ended
                                                                        ------------------          ----------------
                                                                       May 27,       May 28,       May 27,       May 28,
                                                                        2001          2000          2001          2000
                                                                        ----          ----          ----          ----
                                                                                    (Dollars in Thousands)

   Net income....................................................      $43,428       $45,024       $73,000      $110,183
                                                                       -------       -------       -------      --------
   Other comprehensive income (loss):
     Transition adjustments:
        Unrealized losses on cash flow hedges....................           --            --          (522)           --
        Reclassification of cash flow hedges to other
           income/expense........................................          261            --           261            --
                                                                       -------       -------       -------      --------
         Net gains (losses) on cash flow hedges..................          261            --          (261)           --
        Net investment hedges....................................           --            --            76            --
                                                                       -------       -------       -------      --------
            Total transition adjustments.........................          261            --          (185)           --
                                                                       -------       -------       -------      --------
     Foreign currency translation adjustments:
        Net investment hedges....................................        9,440         9,570         2,322        17,196
        Foreign currency translations............................      (10,797)      (29,052)        7,381       (32,847)
                                                                       -------       -------       -------      --------
            Total foreign currency translation adjustments.......       (1,357)      (19,482)        9,703       (15,651)
                                                                       -------       -------       -------      --------
     Unrealized gains on cash flow hedges........................        1,599            --         3,527            --
     Reclassification of cash flow hedges to other
      income/expense.............................................         (852)           --        (1,005)           --
                                                                       -------       -------       -------      --------
       Net gains on cash flow hedges.............................          747            --         2,522            --
                                                                       -------       -------       -------      --------
         Total other comprehensive income (loss).................         (349)      (19,482)       12,040       (15,651)
                                                                       -------       -------       -------      --------
   Total comprehensive income....................................      $43,079       $25,542       $85,040      $ 94,532
                                                                       =======       =======       =======      ========

     The following is a summary of the components of accumulated other comprehensive income (loss) balances:

                                                                              May 27,     November 26,
                                                                                2001          2000
                                                                                ----          ----
                                                                               (Dollars in Thousands)
        Cumulated transition adjustments:
          Beginning balance of cash flow hedges..................            $    --      $     --
            Unrealized losses on cash flow hedges................               (522)           --
            Reclassification of cash flow hedges to other
                 income/expense..................................                261            --
                                                                             -------      --------
          Ending balance of cash flow hedges.....................               (261)           --
          Net investment hedges..................................                 76            --
                                                                             -------      --------
            Total cumulated transition adjustments...............               (185)           --
                                                                             -------      --------
        Cumulated translation adjustments:
          Net investment hedges..................................             41,796        39,474
          Foreign currency translations..........................            (47,983)      (55,364)
                                                                             -------      --------
            Total cumulated translation adjustments..............             (6,187)      (15,890)
                                                                             -------      --------
          Beginning balance of cash flow hedges..................                 --            --
            Unrealized gains on cash flow hedges.................              3,527            --
            Reclassification of cash flow hedges to other
              income/expense.....................................             (1,005)           --
                                                                             -------      --------
          Ending balance of cash flow hedges.....................              2,522            --
                                                                             -------      --------
        Accumulated other comprehensive loss.....................            $(3,850)     $(15,890)
                                                                             =======      ========

                                       7

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

     In 1998, the Company announced the closures of two more finishing centers in the U.S. that were closed during 1999 and displaced approximately 990 employees. The table below displays the activity and liability balances of this reserve.

     The Company announced in February 1999 plans to close 11 manufacturing facilities in North America. The 11 manufacturing facilities were closed during 1999 and approximately 5,900 employees were displaced. The table below displays the activity and liability balances of this reserve.

1997 North America Plant Closures

                                                                           Balance                  Balance
                                                                           11/26/00   Reductions    5/27/01
                                                                           --------   ----------    -------
                                                                                (Dollars in Thousands)
Severance and employee benefits........................................     $  221       $ (21)      $  200
Other restructuring costs..............................................      2,226        (438)       1,788
                                                                            ------       -----       ------
   Total...............................................................     $2,447       $(459)      $1,988
                                                                            ======       =====       ======

1998 North America Plant Closures

                                                                           Balance                  Balance
                                                                           11/26/00   Reductions    5/27/01
                                                                           --------   ----------    -------
                                                                                (Dollars in Thousands)
Severance and employee benefits........................................     $1,449        $(32)      $1,417
Other restructuring costs..............................................        608          (4)         604
                                                                            ------       -----       ------
   Total...............................................................     $2,057        $(36)      $2,021
                                                                            ======       =====       ======


1999 North America Plant Closures

                                                                           Balance                  Balance
                                                                           11/26/00   Reductions    5/27/01
                                                                           --------   ----------    -------
                                                                             (Dollars in Thousands)
Severance and employee benefits........................................    $19,852    $ (5,151)     $14,701
Other restructuring costs..............................................     34,765      (4,887)      29,878
                                                                           -------    --------      -------
   Total...............................................................    $54,617    $(10,038)     $44,579
                                                                           =======    ========      =======

                                       8

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

     In conjunction with the above plan to institute overhead reorganization initiatives, the Company announced restructuring plans during 1999 that are estimated to displace approximately 730 employees. As of May 27, 2001, approximately 700 employees were displaced. The table below displays the activity and liability balances of this reserve.

1998 Corporate Reorganization Initiatives

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   5/27/01
                                                                     --------  ----------   -------
                                                                         (Dollars in Thousands)

Severance and employee benefits.....................................    $  100    $ (50)     $   50
Other restructuring costs...........................................     1,773     (143)      1,630
                                                                        ------    -----      ------
   Total............................................................    $1,873    $(193)     $1,680
                                                                        ======    =====      ======

1999 Corporate Reorganization Initiatives

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   5/27/01
                                                                     --------  ----------   -------
                                                                         (Dollars in Thousands)

Severance and employee benefits.....................................    $2,762    $(368)     $2,394
                                                                        ======    =====      ======

Europe Reorganization and Plant Closures

     In 1998, the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999 and as of May 27, 2001, approximately 1,645 employees were displaced. The table below displays the activity and liability balances of this reserve.

     In conjunction with the above plans in Europe, the Company announced in September 1999 plans to close a production facility and reduce capacity at a finishing facility in the United Kingdom with an estimated displacement of 945 employees. The production facility closed in December 1999 and as of May 27, 2001, approximately 940 employees were displaced. The table below displays the activity and liability balances of this reserve.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


1998 Europe Reorganization and Plant Closures

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   5/27/01
                                                                     --------  ----------   -------
                                                                         (Dollars in Thousands)
Severance and employee benefits...................................    $1,508     $(989)       $519
                                                                      ======     =====        ====

1999 Europe Reorganization and Plant Closures

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   5/27/01
                                                                     --------  ----------   -------
                                                                        (Dollars in Thousands)
Severance and employee benefits...................................    $5,691     $(2,697)    $2,994
Other restructuring costs.........................................       640          --        640
                                                                      ------     -------     ------
   Total..........................................................    $6,331     $(2,697)    $3,634
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

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


Senior Notes Exchange Offer

     In March 2001, the Company, as required under registration rights agreements it entered into when it issued the Notes, filed a registration statement on Form S-4 under the Securities Act with the SEC relating to an exchange offer for the Notes. The exchange offer gave holders the opportunity to exchange the Notes for new notes that are registered under the Securities Act. The new notes are identical in all material respects to the old notes except that the new notes are registered under the Securities Act. The exchange offer ended on April 6, 2001. As a result of the exchange offer, all but $200 thousand of the $380.0 million aggregate principal amount of old Dollar Notes were exchanged for new Dollar Notes, and all but 595 thousand euro of the 125 million aggregate principal amount of old Euro Notes were exchanged for new Euro Notes.

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

     The new facility contains customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The new facility also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of May 27, 2001, the Company was in compliance with the financial covenants under the new facility.

European Receivables Securitization Agreements

     In February 2000, several of the Company's European subsidiaries entered into receivable securitization financing agreements with several lenders to borrow up to $125.0 million. Borrowings are collateralized by a security interest in the receivables of these subsidiaries. The Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in fiscal year 2001. The securitizations did not meet the criteria for sales accounting under SFAS 140 and therefore have been consistently accounted for as a secured borrowing.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

Interest Rate Contracts

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

     The Company has entered into interest rate option contracts (caps and floors) to reduce or neutralize the exposure to changes in variable interest rates. The contracts represent an outstanding notional amount of $425.0 million and cover a series of variable cash flows through November 2001. The contracts do not qualify for hedge accounting and therefore the Company reports changes in fair value in other income/expense (see Note 7 to the Consolidated Financial Statements). At May 27, 2001, the Company had no interest rate swap transactions outstanding.

     The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate derivative transactions. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Interest Rates on Borrowings

     The Company's weighted average interest rate on average borrowings outstanding during the three and six months ended May 27, 2001, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 9.04% and 9.64%, respectively. These interest rates exclude the write-off of fees that resulted from the replacement of the credit agreement dated January 31, 2000 (see "Senior Secured Credit Facility" above).

Note 5: Commitments and Contingencies

Foreign Exchange Contracts

     At May 27, 2001, the Company had U.S. dollar forward currency contracts to buy $891.5 million and to sell $584.9 million against various foreign currencies. The Company also had euro forward currency contracts to buy 25.8 million euro against various foreign currencies. Additionally, the Company had U.S. dollar option contracts to buy $804.7 million and to sell $710.7 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through July 2002.

     Most option transactions, included in the amounts above, are for the exchange of euro and U.S. dollars. At May 27, 2001, the Company had bought U.S. dollar options to sell $109.3 million against the euro. To finance the option premiums related to these options, the Company sold options having the obligation to buy $132.7 million against the euro.

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

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

Other Contingencies

     In the ordinary course of its business, the Company has pending various cases involving contractual, employee-related, distribution, product liability, product recall, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company's financial position or results of operations.

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

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at May 27, 2001 and November 26, 2000 are as follows:

                                                                    May 27, 2001              November 26, 2000
                                                                    ------------              -----------------
                                                            Carrying       Estimated      Carrying      Estimated
                                                              Value       Fair Value        Value       Fair Value
                                                              -----       ----------        -----       ----------
                                                                           (Dollars in Thousands)

Debt instruments:
   Credit facilities..................................    $  (608,156)   $  (608,156)   $(1,000,131)  $(1,000,131)
   Yen-denominated eurobond placement.................       (163,095)      (132,201)      (184,043)     (133,945)
   U.S. dollar notes offering.........................     (1,191,846)    (1,082,500)      (799,606)     (628,000)
   Euro notes offering................................       (114,186)      (110,250)            --            --
   European receivables-backed securitization.........        (41,361)       (41,361)       (31,148)      (31,148)
   Industrial development revenue refunding bond......        (10,028)       (10,028)       (10,036)      (10,036)
   Customer service center equipment financing........        (81,748)       (81,748)       (86,901)      (86,901)

Currency and interest rate hedges:
   Foreign exchange forward contracts.................    $    15,074    $    15,074    $     9,830   $     9,593
   Foreign exchange option contracts..................          4,170          4,170          7,309         6,289
   Interest rate option contracts.....................         (5,651)        (5,651)           457          (789)

     Quoted market prices or dealer quotes are used to determine the estimated fair value of foreign exchange contracts, option contracts and interest rate swap contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables, current assets, certain current and non-current maturities of long-term debt, short-term borrowings and taxes approximate fair value.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

     The fair value estimates presented herein are based on information available to the Company as of May 27, 2001 and November 26, 2000. Although the Company is not aware of any factors that would substantially affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to May 27, 2001 and November 26, 2000 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.


Note 7: Derivative Instruments and Hedging activities

     The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. Due to the adoption of SFAS 133, the Company reported a net gain transition amount of $87 thousand in other income/expense. This transition amount was not recorded on a separate line item as a change in accounting principle net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced accumulated other comprehensive income.

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

     The Company hedges its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Part of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the accumulated other comprehensive income section of stockholders' deficit. At May 27, 2001, the fair value of qualifying net investment hedges was a $9.8 million net asset of which, $9.2 million was recorded in the cumulative translation adjustment section of accumulated other comprehensive income. The remaining gain of $0.6 million for the six months ended May 27, 2001, was excluded from hedge effectiveness testing and was recorded in other income/expense. In addition, the Company holds derivatives hedging the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these net investment hedges at May 27, 2001 represented a $3.0 million net liability.

     The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of May 27, 2001, a $7.5 million net asset related to the translation effects of the eurobond was recorded in the cumulative translation adjustment section of accumulated other comprehensive income.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

     The Company holds derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The fair value of the outstanding contracts qualifying as cash flow hedges amounted to a $3.3 million asset as of May 27, 2001. The gains and losses on the contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income until the underlying royalty flow has been settled. Hedging activity for qualifying cash flow hedges of a net gain of $4.0 million is expected to be reclassified to earnings in the next seven months as the underlying hedged items affect earnings. For the three months ended May 27, 2001, a net gain of $0.1 million related to ineffectiveness of qualifying cash flow hedges of such intercompany royalty flows was recorded in other income/expense. The amount of matured cash flow hedges reclassified during the three months ended May 27, 2001 from accumulated other comprehensive income to other income/expense amounted to a net gain of $0.9 million. No cash flow hedges were discontinued during the three months ended May 27, 2001. The Company also enters into contracts hedging forecasted intercompany royalty flows that do not qualify as cash flow hedges. The fair value of these instruments as of May 27, 2001 was a $2.8 million net liability.

     The derivative instruments utilized in transactions hedging cash management exposures are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense.

     The Company also entered in transactions hedging the exposure related to the Euro Notes issued on January 18, 2001. These derivative instruments are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense.

     Fair values of forward transactions and of the forward portion of swap transactions are calculated using the discounted difference between the contract forward price and the forward price at the closing date for the remaining life of the contract. Prior to the adoption of SFAS 133, forward points and option premiums were recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. Option contracts are also recorded at fair value. Due to the adoption of SFAS 133, these changes in valuation methods resulted in a net gain of $1.3 million that was recorded in other income/expense. In addition, the accumulated other comprehensive income section of stockholders' deficit decreased by approximately $0.7 million. As of May 27, 2001, the transition adjustment related to qualifying cash flow hedges amounted to a net loss of $0.4 million. This net loss is expected to be reclassified to earnings in the next six months as the underlying hedged items affect earnings. For the three months ending May 27, 2001, the Company reclassified a net realized loss of $0.4 million related to transition adjustment of matured cash flow hedges from accumulated other comprehensive income to other income/expense.

Interest Rate Hedging

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable debt.

     The fair value of the derivative instruments hedging interest rate risk as of May 27, 2001 was a $5.7 million liability. As the outstanding transactions either do not qualify for hedge accounting or management has elected not to designate such transactions for hedge accounting, the Company reports the changes in fair value of such derivatives in other income/expense.

     Due to the adoption of SFAS 133, the Company adjusted the carrying value of the outstanding interest rate derivatives to their fair value, which resulted in a net loss of $1.2 million and was recorded in other income/expense during the first quarter of 2001.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

     The tables below give an overview of the realized and unrealized gains and losses reported in other income/expense, realized and unrealized other comprehensive income ("OCI") balances, realized and unrealized cumulated translation adjustments ("CTA") balances, and the fair values of derivative instruments reported as an asset or liability. OCI and CTA are components of the accumulated other comprehensive income section of stockholders' deficit.

------------------------------------------------------ ------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                     May 27, 2001             May 27, 2001                        At May 27, 2001
------------------------------ ------------------------ ------------------------- ---------------------------------------------
                                Other (income)/expense    Other (income)/expense    OCI gain/(loss)         CTA gain/(loss)
------------------------------ ------------------------ ------------------------- -------------------- ------------------------
 (Dollars in Thousands)          Realized    Unrealized   Realized    Unrealized  Realized  Unrealized  Realized   Unrealized
------------------------------ ------------ ----------- ----------- ------------- -------- ----------- --------- --------------
Foreign Exchange Hedging:
    Sourcing/Sourcing cross     $(11,672)      $  806      $(2,497)      $6,756     $--      $  --       $    --      $   --

    Net Investment                  (149)       1,682          645        2,552      --         --        49,802       9,023
    Yen Bond                          --       (4,415)          --       (9,398)     --         --            --       7,518

    Royalties                     (5,685)       3,269       (6,462)       5,025      --       4,003           --          --

    Cash Management                8,328       (5,463)       1,427       (4,603)     --          --           --          --

    Transition Adjustments           414           --          414       (1,333)     --        (414)          --         120

 Euro Notes Offering               4,554          619        8,236        1,159      --          --           --          --


-------------------------------------------------------------------------------------------------------------------------------
 Interest Rate Hedging          $     --       $1,391      $    --       $4,862            $--                  $  --

    Transition Adjustments            --           --           --        1,246             --                     --

-------------------------------------------------------------------------------------------------------------------------------




                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


                             -----------------------------------------------
                                                            At May 27, 2001
                             -----------------------------------------------
                                                               Fair value
                                                           asset/(liability)
                             -----------------------------------------------
                              (Dollars in Thousands)
                             -----------------------------------------------
                              Foreign Exchange Hedging:
                                 Sourcing/Sourcing cross       $ 8,370

                                 Net Investment                  6,814

                                 Royalties                         435

                                 Cash Management                 3,075


                              Euro Notes Offering               (1,159)


                             -----------------------------------------------

                              Interest Rate Hedging            $(5,651)

                             -----------------------------------------------

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)



Note 8: Business Segment Information

                                                                                 Asia       All
                                                          Americas    Europe    Pacific    Other    Consolidated
                                                          --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)

Three Months Ended May 27, 2001:
   Net sales.......................................       $682,073   $276,737  $ 85,127   $    --    $1,043,937
   Earnings contribution...........................         90,167     57,141    12,671        --       159,979
   Interest expense................................             --         --        --    53,898        53,898
   Corporate and other expense, net................             --         --        --    37,146        37,146
   Income before income taxes......................             --         --        --        --        68,935

Three Months Ended May 28, 2000:
   Net sales.......................................       $762,113   $278,657  $108,274   $    --    $1,149,044
   Earnings contribution...........................         95,120     60,764    13,142        --       169,026
   Interest expense................................             --         --        --    60,989        60,989
   Corporate and other expense, net................             --         --        --    38,768        38,768
   Income before income taxes......................             --         --        --        --        69,269





                                                                                 Asia       All
                                                          Americas    Europe    Pacific    Other    Consolidated
                                                          --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)
Six Months Ended May 27, 2001:
   Net sales.......................................     $1,344,279   $534,010  $162,031  $     --    $2,040,320
   Earnings contribution...........................        196,210    114,376    25,051        --       335,637
   Interest expense................................             --         --        --   123,103       123,103
   Corporate and other expense, net................             --         --        --    96,660        96,660
   Income before income taxes......................             --         --        --        --       115,874

Six Months Ended May 28, 2000:
   Net sales.......................................     $1,452,642   $581,660  $197,179  $     --    $2,231,481
   Earnings contribution...........................        172,099    141,773    26,553        --       340,425
   Interest expense................................             --         --        --   117,771       117,771
   Corporate and other expense, net................             --         --        --    53,142        53,142
   Income before income taxes......................             --         --        --        --       169,512



                                       18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

                                                                       Three Months Ended            Six Months Ended
                                                                       ------------------            ----------------
                                                                      May 27,       May 28,        May 27,       May 28,
                                                                       2001          2000           2001          2000
                                                                       ----          ----           ----          ----

Margin Data:
Net sales......................................................        100.0%        100.0%         100.0%        100.0%
Cost of goods sold.............................................         56.7          57.6           56.3          58.0
                                                                       -----         -----          -----         -----
Gross profit...................................................         43.3          42.4           43.7          42.0
Marketing, general and administrative expenses.................         32.2          32.0           32.5          30.9
Other operating income.........................................         (0.7)         (0.5)          (0.7)         (0.5)
                                                                       -----         -----          -----         -----
Operating income...............................................         11.9          11.0           12.0          11.6
Interest expense...............................................          5.2           5.3            6.0           5.3
Other (income) expense, net....................................          0.1          (0.3)           0.3          (1.3)
                                                                       -----         -----          -----         -----
Income before taxes............................................          6.6           6.0            5.7           7.6
Income tax expense.............................................          2.4           2.1            2.1           2.7
                                                                       -----         -----          -----         -----
Net income.....................................................          4.2%          3.9%           3.6%          4.9%
                                                                       =====         =====          =====         =====


Net Sales Segment Data:
Geographic
         Americas..............................................         65.3%         66.3%          65.9%         65.1%
         Europe................................................         26.5          24.3           26.2          26.1
         Asia Pacific..........................................          8.2           9.4            7.9           8.8



     Net sales. Net sales for the three months ended May 27, 2001 decreased 9.1% to $1,043.9 million, as compared to $1,149.0 million for the same period in 2000. Net sales for the six months ended May 27, 2001 decreased 8.6% to $2,040.3 million, as compared to $2,231.5 million for the same period in 2000. These decreases reflect volume declines primarily due to a difficult retail climate in the U.S., a weak economy in Japan and the impact of the depreciating euro and the yen. If currency exchange rates were unchanged from the prior year periods, net sales for the three months ended May 27, 2001 would have declined approximately 6.6% and the net sales for the six months ended May 27, 2001 would have declined approximately 5.8% from the same periods in 2000.

     We expect a decline in sales of approximately three to five percent on a constant-currency basis for fiscal year 2001 due to the slow down of the retail market in the U.S. and the weak economy in Japan. Although net sales levels decreased from the prior year periods, we are seeing positive indicators across several dimensions of our business including improvements in product innovation, service levels, customer relations and retail presentation worldwide.

     In the Americas, net sales for the three months ended May 27, 2001 decreased 10.5% to $682.1 million, as compared to $762.1 million for the same period in 2000. Net sales for the six months ended May 27, 2001 decreased 7.5% to $1,344.3 million, as compared to $1,452.6 million for the same period in 2000. These decreases were primarily attributable to the weak retail apparel market in the U.S. In addition, we believe retailers are lowering their inventories in response to the apparel market.

     In Europe, net sales for the three months ended May 27, 2001 decreased 0.7% to $276.7 million, as compared to $278.7 million for the same period in 2000. Net sales for the six months ended May 27, 2001 decreased 8.2% to $534.0 million, as compared to $581.7 million for the same period in 2000. The net sales decreases are primarily due to the depreciating euro. On a constant currency basis, net sales would have increased by approximately 5.2% for the three months ended May 27, 2001 compared to the same period in 2000, reflecting our new products and retail presentation programs, as well as our supply chain initiatives. In addition, the net sales decrease would have been approximately 1.2% for the six months ended May 27, 2001 compared to the same period in 2000 if exchange rates were unchanged from the prior year period.

     In our Asia Pacific region, net sales for the three months ended May 27, 2001 decreased 21.4% to $85.1 million, as compared to $108.3 million for the same period in 2000. Net sales for the six months ended May 27, 2001 decreased 17.8% to $162.0 million, as compared to $197.2 million. These decreases were primarily driven by the economic uncertainty in Japan and the effects of translation to U.S. dollar reported results. In Japan, which accounts for just under two-thirds of our business in Asia, difficult business conditions have resulted in retail consolidation, closure of retail store locations and bankruptcies, including several of our key retail customers. If exchange rates were unchanged from the prior year periods, the net sales decreases would have been approximately 11.1% for the three months ended May 27, 2001 and 8.8% for the six months ended May 27, 2001 compared to the same periods in 2000.

     Gross profit. Gross profit for the three months ended May 27, 2001 totaled $452.5 million compared with $487.6 million for the same period in 2000. Gross profit as a percentage of net sales, or gross margin, for the three months ended May 27, 2001 increased to 43.3%, as compared to 42.4% for the same period in 2000. Gross profit for the six months ended May 27, 2001 totaled $892.4 million compared to $937.6 million in the first half of last year. Gross margin increased for the six months ended May 27, 2001 to 43.7%, as compared to 42.0% for the same period in 2000. The gross margin improvements in these periods reflect a better product mix and improved sourcing costs. One of the reasons for the sourcing cost improvements was the Caribbean Basin Initiative trade act. We expect that gross margins will moderate during the remainder of the year due to down time we are taking in our domestic plants in order to reduce inventory levels and the impact of promotional activities with our retail customers. We anticipate that our full year gross margin for 2001 will be within our target range of 40% to 42%.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended May 27, 2001 decreased 8.5% to $336.1 million as compared to $367.4 million for the same period in 2000. Marketing, general and administrative expenses as a percentage of sales for the three months ended May 27, 2001 increased 0.2 percentage points to 32.2% as compared to 32.0% for the same period in 2000. Marketing, general and administrative expenses for the six months ended May 27, 2001 decreased 4.0% to $662.2 million as compared to $689.5 million for the same period in 2000. Marketing, general and administrative expenses as a percentage of sales for the six months ended May 27, 2001 increased 1.6 percentage points to 32.5% as compared to 30.9% for the same period in 2000.

     The dollar decrease in marketing, general and administrative expenses for the three and six months ended May 27, 2001 was primarily due to our continuing cost containment efforts, as well as lower volume-related and advertising expenses. For the three months ended May 27, 2001, the decrease also reflects an employee long-term incentive plan accrual reversal of $12.5 million as a result of forfeitures. The decrease for the six months ended May 27, 2001 was partially offset by higher accrual rates for long-term incentive plans as a result of higher accrual levels established during the latter half of fiscal year 2000.

     Advertising expense for the three months ended May 27, 2001 decreased 18.1% to $87.8 million, as compared to $107.2 million for the same period in 2000. Advertising expense as a percentage of sales for the three months ended May 27, 2001 decreased to 8.4%, as compared to 9.3% for the same period in 2000.
Advertising expense for the six months ended May 27, 2001 decreased 11.4% to $167.4 million, as compared to $189.0 million for the same period in 2000. Advertising expense as a percentage of sales for the six months ended May 27, 2001 decreased slightly to 8.2%, as compared to 8.5% for the same period in 2000. Advertising expense as a percentage of sales for the three and six month periods in 2001 is consistent with our annual target range of 8% to 9%.

     Other operating income. Licensing income for the three months ended May 27, 2001 of $7.4 million increased 17.6%, as compared to $6.3 million for the same period in 2000. Licensing income for the six months ended May 27, 2001 of $14.5 million increased 39.2%, as compared to $10.4 million for the same period in 2000. These increases were primarily due to more focus on expanding our brand collection with licensed merchandise such as outerwear, shoes and belts.

     Operating income. Operating income for the three months ended May 27, 2001 of $123.7 million decreased 2.1%, as compared to $126.4 million from the same period in 2000. Operating income for the six months ended May 27, 2001 of $244.7 million decreased 5.3%, as compared to $258.5 million from the same period in 2000. The decreases were primarily due to lower sales, partially offset by an improved gross margin and lower marketing, general and administrative expenses.

     Interest expense. Interest expense for the three months ended May 27, 2001 decreased 11.6% to $53.9 million, as compared to $61.0 million for the same period in 2000. The decrease was primarily due to lower market interest rates combined with lower average debt levels. The average cost of borrowings for the three months ended May 27, 2001 and May 28, 2000 were 9.04% and 9.86%, respectively. Interest expense for the six months ended May 27, 2001 increased 4.5% to $123.1 million as compared to $117.8 million in the same period in 2000. The increase was due to a write-off of fees related to the credit agreement dated January 31, 2000 that was replaced by a new credit facility in February 2001 (see Note 4 to the Consolidated Financial Statements). Excluding the fee write-off, interest expense would have been 4.7% lower than the same period in 2000 primarily due to lower average debt levels, partially offset by higher interest rates associated with the notes issued January 18, 2001 and higher interest rates incurred on the credit facility during the first quarter of 2001 compared to the first quarter of 2000. The average cost of borrowings for the six months ended May 27, 2001 and May 28, 2000 were 9.64% and 9.15%, respectively, excluding the write-off of fees.

     Other income/expense, net. Other expense, net for the three months ended May 27, 2001 was $0.9 million, as compared to income of $3.8 million for the same period in 2000. Other expense, net for the six months ended May 27, 2001 was $5.8 million, as compared to income of $28.8 million for the same period in 2000. The expenses for the three and six months ended May 27, 2001 were primarily due to net losses from foreign currency exposures and the contracts to hedge foreign currency exposures. In addition, the income for the six months ended May 28, 2000 was primarily attributable to a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters.

     Income tax expense. Income tax expense for the three months ended May 27, 2001 increased 5.2% to $25.5 million as compared to $24.2 million for the same period in 2000. The increase in income taxes was due to an increase in the effective tax rate. Income tax expense for the six months ended May 27, 2001 decreased 27.7% to $42.9 million as compared to $59.3 million for the same period in 2000. The decrease in income taxes was primarily due to lower income before taxes. Our effective tax rate for the second quarter and six-month periods in 2001 was 37% compared to 35% for the same periods in 2000.

     Net income. Net income for the three months ended May 27, 2001 decreased 3.5% to $43.4 million from $45.0 million for the same period in 2000. Net income for the six months ended May 27, 2001 decreased 33.7% to $73.0 million from $110.2 million for the same period in 2000. The decrease for the three months ended May 27, 2001 was primarily attributed to lower sales and a higher tax rate, partially offset by cost containment efforts and lower interest expense. The decrease for the six months ended May 27, 2001 was primarily attributed to lower sales, higher accruals for incentive costs and higher interest expense, partially offset by cost containment efforts. The six months ended May 28, 2000 included a gain from the sale of office buildings.

Restructuring and Excess Capacity Reduction

     Since 1997, we have closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives in order to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. The total balance of the reserves at May 27, 2001 was $56.8 million compared to $71.6 million at November 26, 2000. The majority of these initiatives are expected to be completed by the end of 2001. (See Note 3 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

     Our principal capital requirements have been to fund working capital and capital expenditures. As of May 27, 2001, total cash and cash equivalents were $80.0 million, a $37.1 million decrease from the $117.1 million cash balance reported as of November 26, 2000.

     Cash used for/provided by operations. Cash used for operating activities for the six months ended May 27, 2001 was $152.7 million, as compared to cash provided by operating activities of $153.2 million for the same period in 2000. The use of cash for the six months ended May 27, 2001 was primarily attributable to payments on annual incentive programs, an increase in inventory and the payment of income taxes on an Internal Revenue Service settlement. Inventory, primarily first quality basic products, increased during the six months ended May 27, 2001 primarily due to a weak retail environment in the U.S. We are focusing on managing inventory levels to be more in line with sales by year-end. Other long-term assets increased during the six months ended May 27, 2001 primarily due to the capitalization of underwriting and bank fees for the senior notes issued in January 2001 and the new credit facility entered into in February 2001. Net deferred tax assets and restructuring reserves decreased during the six months ended May 27, 2001 primarily due to spending related to the restructuring initiatives. Accrued salaries, wages, and employee benefits decreased during the six months ended May 27, 2001 primarily due to the payment of annual employee incentives. Long-term employee benefits increased primarily due to increased accruals for long-term employee incentive plans. Accrued taxes decreased during the six months ended May 27, 2001 primarily due to a payment of approximately $40.0 million to the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 - 1989.

     Cash used for/provided by investing activities. Cash used for investing activities during the six months ended May 27, 2001 was $0.7 million, as compared to cash provided by investing activities of $137.1 million during the same period in 2000. Cash used for investing activities during the six months ended May 27, 2001 resulted primarily from purchases of property, plant and equipment partially offset by proceeds from sale of property, plant and equipment and hedging activities. Cash provided by investing activities during the six months ended May 28, 2000 was primarily attributed to the proceeds received from the sale of office buildings.

     Cash provided by/used for financing activities. Cash provided by financing activities for the six months ended May 27, 2001 was $110.5 million, as compared to cash used for financing activities of $352.6 million for the same period in 2000. Cash provided by financing activities during the six months ended May 27, 2001 was primarily due to proceeds from the senior notes issued in January 2001. However, we used the proceeds of the notes offering to repay a portion of the indebtedness outstanding under the 2000 credit facility.

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

     The new facility is secured in substantially the same manner as the 2000 credit facility. Collateral includes: domestic receivables, domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock of domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread.

     The new facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on our and our subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The credit agreements will also contain financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of May 27, 2001 we were in compliance with the financial covenants under the new facility.

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

New Accounting Standards

     We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. Due to the adoption of SFAS 133, we reported a net transition gain in other income/expense for the six months ended May 27, 2001 of $87 thousand. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on our results of operations. In addition, we recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income. (See Note 7 to the Consolidated Financial Statements.)

     The Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities," in fiscal year 2001. SFAS 140 revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. The adoption of SFAS 140 had no financial impact on the Company. (See Note 4 to the Consolidated Financial Statements.)


Statement Regarding Forward-Looking Disclosure

     This Form 10-Q includes forward-looking statements about retail conditions, sales performance and trends, fashion trends, product innovation and new product development in our three brands, margins, product mix, inventory position and management, expense levels including overhead, employee compensation and advertising expense, debt repayment and liquidity, customer orders, retail relationships and developments including sell-through, presentation of product at retail and marketing collaborations, restructuring reserves, and marketing and advertising initiatives. We based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "appear," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     These forward-looking statements are subject to risks and uncertainties including, without limitation, risks related to U.S. retail conditions and retail conditions outside the U.S.; the impact of competitive products; changing fashion trends; dependence on key distribution channels, customers and suppliers; our supply chain executional performance; ongoing competitive pressures in the apparel industry; changing international and domestic retail environments; changes in the level of consumer spending or preferences in apparel; trade restrictions; political or financial instability in countries where our products are manufactured or sold; and other risks detailed in our annual report on Form 10-K for the year ended November 26, 2000 and our other filings with the Securities and Exchange Commission. Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K:

        (A)  Exhibits:
                None

        (B)  Reports on Form 8-K:

        Current Report on Form 8-K on June 20, 2001 filed, pursuant to Item 5 of the report, containing a copy of the Company's press release titled "Levi Strauss & Co. Reports Second-Quarter Financial Results and Revises Full-Year Sales Outlook."

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 3, 2001             Levi Strauss & Co.
                               ------------------
                               (Registrant)


                          By:  /s/ William B. Chiasson
                               -----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer