Form 10-Q
period 2001-08-26
LEVI STRAUSS & CO
filed 2001-10-03
CIK 94845

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2001

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

Common Stock $.01 par value --- 37,278,238 shares outstanding on October 3, 2001

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
AUGUST 26, 2001




                                                                                                  PAGE
                                                                                                NUMBER
                                                                                                ------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of August 26, 2001 and November 26, 2000..............     3

           Consolidated Statements of Income for the Three and Nine Months Ended
            August 26, 2001 and August 27, 2000.................................................     4

           Consolidated Statements of Cash Flows for the Nine Months Ended
            August 26, 2001 and August 27, 2000.................................................     5

           Notes to the Consolidated Financial Statements.......................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.........................................................................    19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...........................    25

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................................    26

SIGNATURE.......................................................................................    27

                                       2

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                   LEVI STRAUSS & CO. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                         (Dollars in Thousands)

                                                                                          August 26,   November 26,
                                                                                            2001          2000
                                                                                            ----          ----
                                                                                         (Unaudited)

                                                  ASSETS
Current Assets:
      Cash and cash equivalents......................................................   $   63,765    $  117,058
      Trade receivables, net of allowance for doubtful accounts of $29,923 in 2001
         and $29,717 in 2000.........................................................      576,880       660,128
      Inventories:
          Raw materials..............................................................      121,171       120,760
          Work-in-process............................................................       78,674        84,871
          Finished goods.............................................................      596,318       446,618
                                                                                        ----------    ----------
             Total inventories.......................................................      796,163       652,249
      Deferred tax assets............................................................      247,325       250,817
      Other current assets...........................................................      134,037       168,621
                                                                                        ----------    ----------
                  Total current assets...............................................    1,818,170     1,848,873
Property, plant and equipment, net of accumulated depreciation of $529,808 in
   2001 and $495,986 in 2000.........................................................      528,577       574,039
Goodwill and other intangibles, net of accumulated amortization of $172,877 in
   2001 and $164,826 in 2000.........................................................      257,103       264,956
Non-current deferred tax assets......................................................      420,532       439,692
Other assets ........................................................................      113,639        78,168
                                                                                        ----------    ----------
                  Total Assets.......................................................   $3,138,021    $3,205,728
                                                                                        ==========    ==========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................   $  109,273    $  231,290
      Accounts payable...............................................................      208,452       268,473
      Restructuring reserves.........................................................       53,411        71,595
      Accrued liabilities............................................................      359,813       395,660
      Accrued salaries, wages and employee benefits..................................      180,010       257,021
      Accrued taxes..................................................................       14,281        69,772
                                                                                        ----------    ----------
                  Total current liabilities..........................................      925,240     1,293,811
Long-term debt, less current maturities..............................................    2,048,677     1,895,140
Postretirement medical benefits......................................................      550,331       545,574
Long-term employee related benefits..................................................      392,103       358,849
Long-term tax liability..............................................................      175,492       166,854
Other long-term liabilities..........................................................       21,394        20,588
Minority interest ...................................................................       21,055        23,485
                                                                                        ----------    ----------
                  Total liabilities..................................................    4,134,292     4,304,301
                                                                                        ----------    ----------
Stockholders' Deficit:
      Common stock--$.01 par value; authorized 270,000,000 shares; issued and
         outstanding: 37,278,238 shares..............................................          373           373
      Additional paid-in capital.....................................................       88,808        88,808
      Accumulated deficit............................................................   (1,083,841)   (1,171,864)
      Accumulated other comprehensive loss...........................................       (1,611)      (15,890)
                                                                                        ----------    ----------
                  Total stockholders' deficit........................................     (996,271)   (1,098,573)
                                                                                        ----------    ----------
                  Total Liabilities and Stockholders' Deficit........................   $3,138,021    $3,205,728
                                                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                       3


                                   LEVI STRAUSS & CO. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                              (Dollars in Thousands, Except Per Share Data)
                                             (Unaudited)


                                                                        Three Months Ended          Nine Months Ended
                                                                        ------------------          -----------------
                                                                     August 26,    August 27,    August 26,    August 27,
                                                                        2001          2000          2001          2000
                                                                        ----          ----          ----          ----

Net sales........................................................   $  983,508    $1,127,740    $3,023,828    $3,359,221
Cost of goods sold...............................................      584,279       663,418     1,732,170     1,957,328
                                                                    ----------    ----------    ----------    ----------
   Gross profit..................................................      399,229       464,322     1,291,658     1,401,893
Marketing, general and administrative expenses...................      314,482       358,524       976,706     1,048,052
Other operating income...........................................        8,377        10,404        22,916        20,852
                                                                    ----------    ----------    ----------    ----------
   Operating income..............................................       93,124       116,202       337,868       374,693
Interest expense.................................................       55,429        59,406       178,532       177,177
Other (income) expense, net......................................       13,850        (1,359)       19,617       (30,151)
                                                                    ----------    ----------    ----------    ----------
   Income before taxes...........................................       23,845        58,155       139,719       227,667
Provision for taxes..............................................        8,822        20,354        51,696        79,683
                                                                    ----------    ----------    ----------    ----------
   Net income....................................................   $   15,023    $   37,801    $   88,023    $  147,984
                                                                    ==========    ==========    ==========    ==========

Earnings per share--basic and diluted.............................  $     0.40    $     1.01    $     2.36    $     3.97
                                                                    ==========    ==========    ==========    ==========

Weighted-average common shares outstanding.......................   37,278,238    37,278,238    37,278,238    37,278,238
                                                                    ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                       4

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                       August 26,       August 27,
                                                                                          2001             2000
                                                                                          ----             ----


Cash Flows from Operating Activities:
Net income...................................................................         $  88,023         $147,984
Adjustments to reconcile net cash (used for) provided by operating activities:
        Depreciation and amortization........................................            60,810           69,563
        (Gain) loss on disposition of property, plant and equipment..........             1,167          (26,025)
        Unrealized foreign exchange gains....................................            (5,143)          (6,877)
        Decrease in trade receivables........................................            84,532           74,746
        Decrease in income taxes receivables.................................                --           70,000
        (Increase) decrease in inventories...................................          (135,120)          10,836
        Decrease (increase) in other current assets..........................            31,151           (5,198)
        Increase in other long-term assets...................................           (35,189)         (18,377)
        Decrease in net deferred tax assets..................................            18,310           42,836
        Decrease in accounts payable and accrued liabilities.................          (100,729)         (13,010)
        Decrease in restructuring reserves...................................           (18,184)        (169,043)
        (Decrease) increase in accrued salaries, wages and employee benefits.           (78,315)           9,358
        (Decrease) increase in accrued taxes.................................           (54,418)          37,815
        Increase in long-term employee benefits..............................            38,070           22,529
        Increase (decrease) in other long-term liabilities...................             8,251          (33,921)
        Other, net...........................................................             3,440          (13,924)
                                                                                     ----------         --------
           Net cash (used for) provided by operating activities..............           (93,344)         199,292
                                                                                     ----------         --------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment...........................          (14,621)          (15,799)
        Proceeds from sale of property, plant and equipment..................            2,903           106,965
        (Increase) decrease in net investment hedges.........................           (1,664)           52,884
        Other, net...........................................................               --               152
                                                                                     ---------          --------
           Net cash (used for) provided by investing activities..............          (13,382)          144,202
                                                                                     ---------          --------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt.............................        1,801,702           340,500
        Repayments of long-term debt.........................................       (1,744,955)         (799,238)
        Net (decrease) increase in short-term borrowings.....................           (6,439)            1,549
                                                                                    ----------          --------
           Net cash provided by (used for) financing activities..............           50,308          (457,189)
                                                                                    ----------          --------
Effect of exchange rate changes on cash......................................            3,125            (3,675)
                                                                                    ----------          --------
           Net decrease in cash and cash equivalents.........................          (53,293)         (117,370)
Beginning cash and cash equivalents..........................................          117,058           192,816
                                                                                    ----------          --------
Ending Cash and Cash Equivalents.............................................       $   63,765          $ 75,446
                                                                                    ==========          ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
        Interest.............................................................       $  138,702          $135,052
        Income taxes.........................................................           78,664            30,641
        Restructuring initiatives............................................           18,184           169,043

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

     The consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 26, 2001 may not be indicative of the results to be expected for the year ending November 25, 2001.

     The Company adopted Statement of Financial Accounting Standards No.("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. Due to the adoption of SFAS 133, the Company reported a net transition gain in other income/expense for the nine months ended August 26, 2001 of $87 thousand. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income. (See Note 7 to the Consolidated Financial Statements.)

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

     The Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets," dated June 2001, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. The Company is required to adopt the provisions of SFAS 142 on the first day of fiscal year 2003; however, early application is permitted in which the Company can adopt SFAS 142 on November 26, 2001. The Company has not yet determined if it will adopt this standard early and is currently evaluating the impact SFAS 142 may have on its financial position and results of operations.

                                       LEVI STRAUSS & CO.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                           (Unaudited)


NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                           Three Months Ended       Nine Months Ended
                                                                           ------------------       -----------------
                                                                         August 26,  August 27,    August 26,   August 27,
                                                                            2001        2000          2001       2000
                                                                            ----        ----          ----       ----
                                                                                    (Dollars in Thousands)

   Net income..........................................................    $15,023     $37,801     $ 88,023        $147,984
                                                                           -------     -------     --------        --------
   Other comprehensive income (loss):
        Transition adjustments:
          Unrealized losses on cash flow hedges........................         --          --         (522)             --
          Reclassification of cash flow hedges to other
            income/expense.............................................        130          --          391              --
                                                                           -------     -------     --------        --------
           Net gains (losses) on cash flow hedges......................        130          --         (131)             --
          Net investment hedges........................................         --          --           76              --
                                                                           -------     -------     --------        --------
            Total transition adjustments...............................        130          --          (55)             --
                                                                           -------     -------     --------        --------
        Foreign currency translation adjustments:
          Net investment hedges........................................     (5,403)      6,011       (3,081)         23,207
          Foreign currency translations................................     10,628      12,657       18,009         (20,190)
                                                                           -------     -------     --------        --------
            Total foreign currency translation adjustments.............      5,225      18,668       14,928           3,017
                                                                           -------     -------     --------        --------

        Unrealized gains (losses) on cash flow hedges..................     (2,163)         --        1,364              --
        Reclassification of cash flow hedges to other
          income/expense...............................................       (953)         --       (1,958)             --
                                                                           -------     -------     --------        --------
          Net gains on cash flow hedges................................     (3,116)         --         (594)             --
                                                                           -------     -------     --------        --------
            Total other comprehensive income...........................      2,239      18,668       14,279           3,017
                                                                           -------     -------     --------        --------
   Total comprehensive income..........................................    $17,262     $56,469     $102,302        $151,001
                                                                           =======     =======     ========        ========

        The following is a summary of the components of accumulated other comprehensive income (loss) balances:

                                                                      August 26,     November 26,
                                                                          2001           2000
                                                                          ----           ----
                                                                        (Dollars in Thousands)

        Cumulated transition adjustments:
          Beginning balance of cash flow hedges..................        $   --       $     --
           Unrealized losses on cash flow hedges.................          (522)            --
           Reclassification of cash flow hedges to other
             income/expense......................................            391            --
                                                                         -------      --------
          Ending balance of cash flow hedges.....................           (131)           --
          Net investment hedges..................................            76             --
                                                                         -------      --------
            Total cumulated transition adjustments...............           (55)            --
                                                                         -------      --------
        Cumulated translation adjustments:
          Net investment hedges..................................         36,393        39,474
          Foreign currency translations..........................        (37,355)      (55,364)
                                                                         -------      --------
            Total cumulated translation adjustments..............           (962)      (15,890)
                                                                         -------      --------
          Beginning balance of cash flow hedges..................             --            --
           Unrealized gains on cash flow hedges..................          1,364            --
           Reclassification of cash flow hedges to other
             income/expense......................................         (1,958)           --
                                                                         -------      --------
          Ending balance of cash flow hedges.....................           (594)           --
                                                                         -------      --------
        Accumulated other comprehensive loss.....................        $(1,611)     $(15,890)
                                                                         =======      ========

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

1997 NORTH AMERICA PLANT CLOSURES

                                                                         Balance                 Balance
                                                                        11/26/00   Reductions    8/26/01
                                                                        --------   ----------    -------
                                                                             (Dollars in Thousands)

Severance and employee benefits........................................     $  221      $ (35)   $  186
Other restructuring costs..............................................      2,226       (473)    1,753
                                                                            ------      -----    ------
   Total...............................................................     $2,447      $(508)   $1,939
                                                                            ======      =====    ======

1998 NORTH AMERICA PLANT CLOSURES

                                                                         Balance                 Balance
                                                                        11/26/00   Reductions    8/26/01
                                                                        --------   ----------    -------
                                                                             (Dollars in Thousands)

Severance and employee benefits........................................     $1,449     $(121)    $1,328
Other restructuring costs..............................................        608        (4)       604
                                                                            ------     -----     ------
   Total...............................................................     $2,057     $(125)    $1,932
                                                                            ======     =====     ======

1999 NORTH AMERICA PLANT CLOSURES

                                                                         Balance                 Balance
                                                                        11/26/00   Reductions    8/26/01
                                                                        --------   ----------    -------
                                                                             (Dollars in Thousands)

Severance and employee benefits........................................    $19,852   $ (6,965)   $12,887
Other restructuring costs..............................................     34,765     (5,238)    29,527
                                                                           -------   --------    -------
   Total...............................................................    $54,617   $(12,203)   $42,414
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

     In conjunction with the overhead reorganization initiatives, the Company announced restructuring plans during 1999 that are estimated to displace approximately 730 employees. As of August 26, 2001, approximately 715 employees had been displaced. The table below displays the activity and liability balances of this reserve.

1998 CORPORATE REORGANIZATION INITIATIVES

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   8/26/01
                                                                     --------- ----------   -------
                                                                         (Dollars in Thousands)

Severance and employee benefits.....................................    $  100     $ (100)    $    -
Other restructuring costs...........................................     1,773       (230)     1,543
                                                                        ------     ------     ------
   Total............................................................    $1,873     $ (330)    $1,543
                                                                        ======     ======     ======

1999 CORPORATE REORGANIZATION INITIATIVES

                                                                     Balance                Balance
                                                                     11/26/00  Reductions   8/26/01
                                                                     --------  ----------   -------
                                                                         (Dollars in Thousands)

Severance and employee benefits.....................................    $2,762    $(1,198)    $1,564
                                                                        ======    =======     ======

EUROPE REORGANIZATION AND PLANT CLOSURES

     In 1998, the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999 and as of August 26, 2001, approximately 1,645 employees had been displaced. The table below displays the activity and liability balances of this reserve.

     In conjunction with these plans in Europe, the Company announced in September 1999 plans to close a production facility and reduce capacity at a finishing facility in the United Kingdom. The production facility closed in December 1999. As of August 26, 2001, approximately 945 employees were displaced. The table below displays the activity and liability balances of this reserve.


                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


1998 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                                   Balance                Balance
                                                                   11/26/00  Reductions   8/26/01
                                                                   --------  ----------   -------
                                                                       (Dollars in Thousands)

Severance and employee benefits...................................    $1,508      $(989)     $519
                                                                      ======      =====      ====

1999 EUROPE REORGANIZATION AND PLANT CLOSURES

                                                                   Balance                Balance
                                                                   11/26/00  Reductions   8/26/01
                                                                   --------  ----------   -------
                                                                       (Dollars in Thousands)
Severance and employee benefits...................................    $5,691    $(2,831)    $2,860
Other restructuring costs.........................................       640         --        640
                                                                      ------    -------     ------

   Total..........................................................    $6,331    $(2,831)    $3,500
                                                                      ======    =======     ======

     Reductions consist of payments for severance and employee benefits and other restructuring costs. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

NOTE 4: FINANCING

SENIOR NOTES OFFERING

      On January 18, 2001, the Company issued two series of notes payable totaling the equivalent of $497.5 million to qualified institutional investors in reliance on Rule 144A under the Securities Act of 1933 (the "Securities Act") and outside the U.S. in accordance with Regulation S under the Securities Act. The notes are unsecured obligations of the Company and may be redeemed at any time after January 15, 2005. The issuance was divided into two series: U.S. $380.0 million dollar notes ("Dollar Notes") and 125.0 million euro notes ("Euro Notes"), (collectively, the "Notes"). Both series of notes are seven-year notes maturing on January 15, 2008 and bear interest at 11.625% per annum, payable semi-annually in January and July of each year. These Notes were offered at a discount of $5.2 million to be amortized over the term of the Notes. Costs representing underwriting fees and other expenses of $14.4 million on the original issue will be amortized over the term of the Notes. Net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the credit facility.

      The indentures governing the Notes contain covenants that limit the Company's and its subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets or the assets of the Company's subsidiaries. If the Company experiences a change in control as defined in the indentures governing the Notes, the Company will be required under the indentures to make an offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If the Notes receive and maintain an investment grade rating by both Standard and Poor's Ratings Service and Moody's Investors Service and the Company and its subsidiaries are and remain in compliance with the indentures, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indentures.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


SENIOR NOTES EXCHANGE OFFER

      In March 2001, the Company, as required under registration rights agreements it entered into when it issued the Notes, filed a registration statement on Form S-4 under the Securities Act with the SEC relating to an exchange offer for the Notes. The exchange offer gave holders the opportunity to exchange the Notes for new notes that are registered under the Securities Act. The new notes are identical in all material respects to the old notes except that the new notes are registered under the Securities Act. The exchange offer ended on April 6, 2001. As a result of the exchange offer, all but $200 thousand of the $380.0 million aggregate principal amount of old Dollar Notes were exchanged for new Dollar Notes, and all but 595 thousand euro of the 125.0 million aggregate principal amount of old Euro Notes were exchanged for new Euro Notes.

SENIOR SECURED CREDIT FACILITY

      On February 1, 2001, the Company entered into a $1.05 billion senior secured credit facility to replace its existing credit facility on more favorable terms. The credit facility consists of a $700.0 million revolving credit facility and $350.0 million of term loans. This facility reduces the Company's borrowing costs and extends the maturity of the Company's principal bank credit facility to August 2003.

     The facility is secured in substantially the same manner as the prior facility. Collateral includes: domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread. Before the domestic receivables securitization transaction described below, the collateral also included domestic receivables. In connection with the securitization transaction, the lenders under the credit facility released their security interest in receivables sold in that transaction, and retained security interests in certain related assets.

     The facility contains customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The facility also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of August 26, 2001, the Company was in compliance with the financial covenants under the facility.

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

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

DOMESTIC RECEIVABLES SECURITIZATION TRANSACTION

     On July 31, 2001, the Company and several of its subsidiaries completed a receivables securitization transaction involving receivables generated from sales of products to the Company's U.S. customers. The transaction involved the issuance by Levi Strauss Receivables Funding, LLC, an indirect subsidiary of the Company, of $110.0 million in secured term notes. The notes, which are secured by trade receivables originated by Levi Strauss & Co., bear interest at a rate equal to the one-month LIBOR rate plus 0.32% per annum, and have a stated maturity date of November 2005. Net proceeds of the offering were used to repay a portion of the outstanding debt under the Company's senior secured credit facility. The transaction is accounted for under SFAS 140. The transaction did not meet the criteria for sales accounting under SFAS 140 and therefore is accounted for as a secured borrowing. The purpose of the transaction was to lower the Company's interest expense and diversify its funding sources. The notes were issued in a private placement transaction in accordance with Rule 144A under the Securities Act and, accordingly, have not been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from the registration requirements under the Securities Act.

     Under the securitization arrangement, collections on receivables remaining after payment of interest and fees relating to the notes are used to purchase new receivables from Levi Strauss & Co. The securitization agreements provide that, in specified cases, the collections will not be released but will instead be deposited and used to pay the principal amount of the notes. Those circumstances include, among other things, failure to maintain the required level of overcollaterization due to deterioration in the credit quality of the receivables, failure to pay interest or other amounts which is not cured, breaches of covenants, representations and warranties or events of bankruptcy relating to the Company and certain of its subsidiaries.


INTEREST RATE CONTRACTS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

      The Company has entered into interest rate option contracts to reduce or neutralize the exposure to changes in variable interest rates. As of August 26, 2001, the contracts represent an outstanding notional amount of $425.0 million and cover a series of variable cash flows through November 2001. The contracts do not qualify for hedge accounting and therefore the Company reports changes in fair value in other income/expense (see Note 7 to the Consolidated Financial Statements). At August 26, 2001, the Company had no interest rate swap transactions outstanding.

      The Company's market risk is generally related to fluctuations in interest rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate derivative transactions. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

INTEREST RATES ON BORROWINGS

     The Company's weighted average interest rate on average borrowings outstanding during the three and nine months ended August 26, 2001, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 9.4% and 9.6%, respectively. These interest rates exclude the write-off of fees that resulted from the replacement of the credit agreement dated January 31, 2000 (see "Senior Secured Credit Facility" above).

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 5: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At August 26, 2001, the Company had U.S. dollar forward currency contracts to buy $1.0 billion and to sell $515.6 million against various foreign currencies. The Company also had euro forward currency contracts to buy 119.6 million euro against various foreign currencies and to sell 70.3 million euro against various foreign currencies. In addition, the Company had U.S. dollar option contracts to buy $1.5 billion and to sell $841.0 million against various foreign currencies. The Company also had euro option currency contracts to buy
160.0 million euro against various foreign currencies and to sell 60.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2002.

     The Company has entered into option contracts to hedge its exposure to numerous foreign currencies. Option transactions included in the amounts above are principally for the exchange of the euro and U.S. dollar. At August 26, 2001, the Company had bought U.S. dollar options to sell $347.0 million against the euro. To finance the option premiums related to these options, the Company sold options having the obligation to buy $245.7 million against the euro.

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

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at August 26, 2001 and November 26, 2000 are as follows:

                                                                  August 26,                  November 26,
                                                                    2001                          2000
                                                                    ----                          ----
                                                            Carrying       Estimated      Carrying      Estimated
                                                              Value       Fair Value        Value       Fair Value
                                                              -----       ----------        -----       ----------
                                                                         (Dollars in Thousands)
DEBT INSTRUMENTS:
   Credit facilities..................................     $ (439,009)     $(439,009)   $(1,000,131)  $(1,000,131)
   Yen-denominated eurobond placement.................       (168,943)      (123,333)      (184,043)     (133,945)
   U.S. dollar notes offering.........................     (1,195,394)      (983,500)      (799,606)     (628,000)
   Euro notes offering................................       (115,397)      (101,905)            --            --
   European receivables-backed securitization.........        (42,960)       (42,960)       (31,148)      (31,148)
   Domestic receivables-backed securitization.........       (110,145)      (110,145)            --            --
   Industrial development revenue refunding bond......        (10,021)       (10,021)       (10,036)      (10,036)
   Customer service center equipment financing........        (80,065)       (80,065)       (86,901)      (86,901)

CURRENCY AND INTEREST RATE HEDGES:
   Foreign exchange forward contracts.................       $ (6,482)      $ (6,482)      $  9,830      $  9,593
   Foreign exchange option contracts..................         (1,312)        (1,312)         7,309         6,289
   Interest rate option contracts.....................         (4,643)        (4,643)           457          (789)


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

     The fair value estimates presented herein are based on information available to the Company as of August 26, 2001 and November 26, 2000. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to August 26, 2001 and November 26, 2000 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

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

Foreign Exchange Hedging

      The primary purpose of the Company's foreign exchange hedging activities is to maximize the U.S. dollar value over the long term. The Company manages foreign currency exposures in a way that makes it unlikely to obtain hedge accounting treatment for all exposure management activities. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Derivative instruments utilized in these transactions are being valued at fair value with changes in fair value classified into earnings. The Company does not enter into or hold any derivative instruments for trading purposes.

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

      The Company hedges its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Part of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the accumulated other comprehensive income section of stockholders' deficit. At August 26, 2001, the fair value of qualifying net investment hedges was a $0.5 million net asset of which $0.5 million was recorded in the cumulative translation adjustment section of accumulated other comprehensive income. There were no gains or losses excluded from hedge effectiveness testing. In addition, the Company holds derivatives hedging the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these net investment hedges at August 26, 2001 represented a $1.6 million net asset.

      The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of August 26, 2001, a $5.3 million net asset related to the translation effects of the eurobond was recorded in the cumulative translation adjustment section of accumulated other comprehensive income.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

     The Company holds derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The fair value of the outstanding contracts qualifying as cash flow hedges amounted to a $1.3 million net liability as of August 26, 2001. The gains and losses on the contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income until the underlying royalty flow has been settled. Hedging activity for qualifying cash flow hedges of a net loss of $0.9 million is expected to be reclassified to earnings in the next sixteen months as the underlying hedged items affect earnings. For the three months ended August 26, 2001, a net loss of $0.3 million related to ineffectiveness of qualifying cash flow hedges of such intercompany royalty flows was recorded in other income/expense. The amount of matured cash flow hedges reclassified during the three months ended August 26, 2001 from accumulated other comprehensive income to other income/expense amounted to a net gain of $1.5 million. No cash flow hedges were discontinued during the three months ended August 26, 2001. The Company also enters into contracts hedging forecasted intercompany royalty flows that do not qualify as cash flow hedges. The fair value of these instruments as of August 26, 2001 was a $1.2 million net liability.

      The  derivative  instruments  utilized  in   transactions   hedging   cash
management exposures are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense.

      The Company also entered into transactions hedging the exposure related to the Euro Notes issued on January 18, 2001. These derivative instruments are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense.

     Fair values of forward transactions and of the forward portion of swap transactions are calculated using the discounted difference between the contract forward price and the forward price at the closing date for the remaining life of the contract. Prior to the adoption of SFAS 133, forward points and option premiums were recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. Option contracts are also recorded at fair value. Due to the adoption of SFAS 133, these changes in valuation methods resulted in a net gain of $1.3 million that was recorded in other income/expense. In addition, the accumulated other comprehensive income section of stockholders' deficit decreased by approximately $0.7 million. As of August 26, 2001, the transition adjustment related to qualifying cash flow hedges amounted to a net loss of $0.2 million. This net loss is expected to be reclassified to earnings in the next three months as the underlying hedged items affect earnings. For the three months ended August 26, 2001, the Company reclassified a net realized loss of $0.2 million related to transition adjustment of matured cash flow hedges from accumulated other comprehensive income to other income/expense.

Interest Rate Hedging

      The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable debt.

      The fair value of the derivative instruments hedging interest rate risk as of August 26, 2001 was a $4.6 million net liability. As the outstanding transactions either do not qualify for hedge accounting or management has elected not to designate such transactions for hedge accounting, the Company reports the changes in fair value of such derivatives in other income/expense.

      Due to the adoption of SFAS 133, the Company adjusted the carrying value of the outstanding interest rate derivatives to their fair value, which resulted in a net loss of $1.2 million and was recorded in other income/expense during the first quarter of fiscal year 2001.

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

-------------------------------- -------------------------- ------------------------ -----------------------------------------------
                                    Three Months Ended          Nine Months Ended
                                      August 26, 2001            August 26, 2001                      At August 26, 2001
-------------------------------- -------------------------- ------------------------ -----------------------------------------------
                                   Other (income)/expense    Other (income)/expense     OCI gain/(loss)           CTA gain/(loss)
-------------------------------- -------------------------- ------------------------ ----------------------- -----------------------
 (Dollars in Thousands)            Realized    Unrealized     Realized   Unrealized   Realized   Unrealized   Realized    Unrealized
-------------------------------- ----------- -------------- ----------- ------------ ---------- ------------ ---------- ------------

 Foreign Exchange Hedging:
    Sourcing                       $12,985       $ 12,387     $10,488      $19,143        $--      $  --      $    --     $   --

    Net Investment                   1,736         (3,970)      2,381       (1,419)        --         --       52,112        497
    Yen Bond                            --          1,829          --       (7,569)        --         --           --      5,277

    Royalties                         (323)        (1,290)     (6,785)       3,734         --       (943)          --         --

    Cash Management                (10,179)         5,597      (8,751)         994         --         --           --         --

    Transition Adjustments             207             --         621           --         --       (207)          --        120

 Euro Notes Offering                (6,307)          (315)      1,929          845         --         --           --         --

-------------------------------- ----------- -------------- ----------- ------------ ---------- ------------ ---------- ------------


 Interest Rate Hedging             $    --       $(1,008)     $    --      $ 3,854          $  --                   $   --

    Transition Adjustments              --             --          --        1,246             --                       --

-------------------------------- ----------- -------------- ----------- ------------ ----------------------- -----------------------

                             ------------------------------ ----------------
                                                              At August 26,
                                                                 2001
                             ------------------------------ ----------------
                                                               Fair value
                                                            asset/(liability)
                             ------------------------------ ----------------
                              (Dollars in Thousands)
                             ------------------------------ ----------------

                              Foreign Exchange Hedging:
                                 Sourcing                      $(4,017)

                                 Net Investment                  2,139

                                 Royalties                      (2,549)

                                 Cash Management                (2,522)

                              Euro Notes Offering                 (845)

                             ------------------------------ ----------------

                              Interest Rate Hedging            $(4,643)

                             ------------------------------ ----------------

                                     17



                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)



NOTE 8: BUSINESS SEGMENT INFORMATION

                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)
THREE MONTHS ENDED AUGUST 26, 2001:
   Net sales.......................................       $689,892   $222,515   $71,101   $    --    $983,508
   Earnings contribution...........................         74,161     33,530     6,027        --     113,718
   Interest expense................................             --         --        --    55,429      55,429
   Corporate and other expense, net................             --         --        --    34,444      34,444
   Income before income taxes......................             --         --        --        --      23,845

THREE MONTHS ENDED AUGUST 27, 2000:
   Net sales.......................................       $802,637   $235,869   $89,234   $    --  $1,127,740
   Earnings contribution...........................        132,524     33,916    10,623        --     177,063
   Interest expense................................             --         --        --    59,406      59,406
   Corporate and other expense, net................             --         --        --    59,502      59,502
   Income before income taxes......................             --         --        --        --      58,155





                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)
NINE MONTHS ENDED AUGUST 26, 2001:
   Net sales.......................................     $2,034,171   $756,524  $233,133  $     --  $3,023,828
   Earnings contribution...........................        270,370    147,905    31,078        --     449,353
   Interest expense................................             --         --        --   178,532     178,532
   Corporate and other expense, net................             --         --        --   131,102     131,102
   Income before income taxes......................             --         --        --        --     139,719

NINE MONTHS ENDED AUGUST 27, 2000:
   Net sales.......................................     $2,255,279   $817,529  $286,413  $     --  $3,359,221
   Earnings contribution...........................        304,623    175,689    37,176        --     517,488
   Interest expense................................             --         --        --   177,177     177,177
   Corporate and other expense, net................             --         --        --   112,644     112,644
   Income before income taxes......................             --         --        --        --     227,667


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

                                                                  Three Months Ended            Nine Months Ended
                                                                  ------------------            -----------------
                                                                August 26,     August 27,    August 26,     August 27,
                                                                   2001           2000          2001           2000
                                                                   ----          -----         -----          -----
MARGIN DATA:
Net sales.....................................................    100.0%         100.0%         100.0%        100.0%
Cost of goods sold............................................     59.4           58.8           57.3          58.3
                                                                  -----          -----          -----         -----
Gross profit..................................................     40.6           41.2           42.7          41.7
Marketing, general and administrative expenses................     32.0           31.8           32.3          31.2
Other operating income........................................      0.9            0.9            0.8           0.6
                                                                  -----          -----          -----         -----
Operating income..............................................      9.5           10.3           11.2          11.2
Interest expense..............................................      5.6            5.3            5.9           5.3
Other (income) expense, net...................................      1.4           (0.1)           0.6          (0.9)
                                                                  -----          -----          -----         -----
Income before taxes...........................................      2.4            5.2            4.6           6.8
Income tax expense............................................      0.9            1.8            1.7           2.4
                                                                  -----          -----          -----         -----
Net income....................................................      1.5%           3.4%           2.9%          4.4%
                                                                  =====          =====          =====         =====


NET SALES SEGMENT DATA:
Geographic
         Americas.............................................     70.1%         71.2%          67.3%         67.1%
         Europe...............................................     22.6          20.9           25.0          24.3
         Asia Pacific.........................................      7.2           7.9            7.7           8.5


     Net sales. Net sales for the three months ended August 26, 2001 decreased 12.8% to $983.5 million, as compared to $1,127.7 million for the same period in 2000. Net sales for the nine months ended August 26, 2001 decreased 10.0% to $3,023.8 million, as compared to $3,359.2 million for the same period in 2000. These decreases reflect volume declines primarily due to weak economies and retail markets in the U.S. and Japan and the impact of a weaker euro and yen. If currency exchange rates were unchanged from the prior year periods, net sales for the three months ended August 26, 2001 would have declined approximately 10.7% and net sales for the nine months ended August 26, 2001 would have declined approximately 7.5% from the same periods in 2000.

      Although net sales levels decreased from the prior year periods, we are seeing positive developments across several dimensions of our business where improvements are needed. They include our experience with new products, our service levels, our relations with customers and presentation of our products at retail. In addition, we continued to maintain our margins and control our operating expenses and, during the third quarter of fiscal year 2001, we reduced our debt.

     Before the terrorist attacks of September 11, 2001, we had expected a decline in net sales for the full fiscal year in the high single digits on a constant currency basis. This expectation reflected continuing poor retail and economic conditions in the U.S. and Japan, coupled with some positive indicators for the fourth fiscal quarter of 2001. Those indicators included sell-through data, early experience with new products such as our Levi's(R) Superlow jeans and planned advertising activities for the quarter.

     Since the terrorist attacks, several retailers have issued warnings that they may have to cut their earnings outlook, and there are widespread expressions of concern about the U.S. and European economies. We believe the events of September 11th create considerable uncertainty about the world economy in general and the retail apparel environment, and retailer and consumer buying behavior specifically, and add greater risk to our expectations for the balance of the year. In addition, we currently anticipate difficult retail and economic conditions to continue into 2002, along with the continued need for executional improvements, including bringing greater focus on core products and innovation to the U.S. product line. As a result, we believe our net sales will decline in 2002, and we are planning our production and operating expenses accordingly.

     In the Americas, net sales for the three months ended August 26, 2001 decreased 14.0% to $689.9 million, as compared to $802.6 million for the same period in 2000. Net sales for the nine months ended August 26, 2001 decreased 9.8% to $2,034.2 million, as compared to $2,255.3 million for the same period in 2000. These decreases were primarily attributable to the weak economy and retail apparel market in the U.S. We also believe retailers are reducing their open-to-buy and overall inventory levels in response to the weak apparel market. However, where we have introduced updated and relevant products, supporting them with the right advertising and retail programs, our data shows good sell-through to consumers. This is the case with our Levi's(R) Superlow jeans and Dockers(R) Mobile(TM) pant.

     In Europe, net sales for the three months ended August 26, 2001 decreased 5.7% to $222.5 million, as compared to $235.9 million for the same period in 2000. Net sales for the nine months ended August 26, 2001 decreased 7.5% to $756.5 million, as compared to $817.5 million for the same period in 2000. The net sales decreases for the three and nine months ended August 26, 2001 were primarily due to the effects of translation to U.S. dollar reported results. The net sales decrease for the nine months ended August 26, 2001 was also due to a decline in volume. On a constant currency basis, net sales would have increased by approximately 0.6% for the three months ended August 26, 2001 compared to the same period in 2000, and would have decreased approximately 0.7% for the nine months ended August 26, 2001 compared to the same period in 2000. We believe the constant currency results indicate that our business in Europe is beginning to stabilize, reflecting the impact of our innovative products, such as Levi's(R) Engineered Jeans(TM), marketing, retail presentation programs, and improved delivery performance.

     In our Asia Pacific region, net sales for the three months ended August 26, 2001 decreased 20.3% to $71.1 million, as compared to $89.2 million for the same period in 2000. Net sales for the nine months ended August 26, 2001 decreased 18.6% to $233.1 million, as compared to $286.4 million. These decreases were primarily driven by the economic uncertainty in Japan and the effects of translation to U.S. dollar reported results. If exchange rates were unchanged from the prior year periods, the net sales decreases would have been approximately 10.3% for the three months ended August 26, 2001 and 9.2% for the nine months ended August 26, 2001 compared to the same periods in 2000. In Japan, which accounts for approximately 55% of our business in Asia, difficult business conditions have resulted in retail consolidation, closure of retail store locations and bankruptcies, including four of our key retail customers.

     Gross profit. Gross profit for the three months ended August 26, 2001 totaled $399.2 million compared with $464.3 million for the same period in 2000. Gross profit as a percentage of net sales, or gross margin, for the three months ended August 26, 2001 decreased to 40.6%, as compared to 41.2% for the same period in 2000. Gross profit for the nine months ended August 26, 2001 totaled $1,291.7 million, compared to $1,401.9 million. Gross margin increased for the nine months ended August 26, 2001 to 42.7%, as compared to 41.7% for the same period in 2000. The gross margin decline for the three months ended August 26, 2001 was primarily due to costs of approximately $8.0 million associated with production down time we took in our domestic plants in response to the weak retail market, as well as costs of approximately $3.0 million attributed to a product recall in Europe. In late August, we recalled a limited collection of "glossy finish" Levi's(R) jeans, shirts and jackets that were on the market for just under one month and accounted for less than one percent of our Levi's brand volume in Europe. The gross margin improvement for the nine months ended August 26, 2001 was primarily due to lower sourcing and fabric costs, and reduced inventory markdowns. The Caribbean Basin Initiative trade act was a key reason for the sourcing cost improvements. We anticipate that our full year gross margin for 2001 will be within our target range of 40% to 42%.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended August 26, 2001 decreased 12.3% to $314.5 million as compared to $358.5 million for the same period in 2000. Marketing, general and administrative expenses as a percentage of sales for the three months ended August 26, 2001 increased slightly to 32.0% as compared to 31.8% for the same period in 2000. Marketing, general and administrative expenses for the nine months ended August 26, 2001 decreased 6.8% to $976.7 million as compared to $1,048.1 million for the same period in 2000. Marketing, general and administrative expenses as a percentage of sales for the nine months ended August 26, 2001 increased slightly to 32.3% as compared to 31.2% for the same period in 2000.

      The dollar decreases in marketing, general and administrative expenses for the three and nine months ended August 26, 2001 were primarily due to our continuing cost containment efforts, including lower levels of incentive plan accruals and advertising expenses, as well as lower volume-related costs. The lower levels of incentive plan accruals include a reversal of costs associated with an employee long-term incentive plan as a result of forfeitures of $12.0 million for the three months ended August 26, 2001 and $18.0 million for the nine months ended August 26, 2001. Marketing, general and administrative expenses for the three and nine months ended August 27, 2000 also included a reversal of employee benefit costs of approximately $24.0 million due to changes in the demographic profile of our workforce. We continue to look for opportunities to streamline our organization, in line with our core product focus and related initiatives to reduce business complexity.

     Advertising expense for the three months ended August 26, 2001 decreased 13.1% to $84.5 million, as compared to $97.3 million for the same period in 2000. Advertising expense as a percentage of sales for the three months ended August 26, 2001 was flat at 8.6% compared to the same period in 2000. Advertising expense for the nine months ended August 26, 2001 decreased 12.0% to $252.0 million, as compared to $286.3 million for the same period in 2000. Advertising expense as a percentage of sales for the nine months ended August 26, 2001 decreased slightly to 8.3%, as compared to 8.5% for the same period in 2000. Advertising expense as a percentage of sales for the three and nine month periods in 2001 is consistent with our annual target range of 8% to 9%. We expect to be within our target range for fiscal year 2001.

     Other operating income. Licensing income for the three months ended August 26, 2001 of $8.4 million decreased 19.5%, as compared to $10.4 million for the same period in 2000. The decrease for the three months ended August 26, 2001 was primarily due to the timing of licensing income accruals. Licensing income for the nine months ended August 26, 2001 of $22.9 million increased 9.9%, as compared to $20.9 million for the same period in 2000. This increase was primarily due to an increase in licensed merchandise such as outerwear, shoes, belts, headwear and handbags.

     Operating income. Operating income for the three months ended August 26, 2001 of $93.1 million decreased 19.9%, as compared to $116.2 million from the same period in 2000. The decrease was primarily due to lower sales, partially offset by lower marketing, general and administrative expenses. Operating income for the nine months ended August 26, 2001 of $337.9 million decreased 9.8%, as compared to $374.7 million from the same period in 2000. The decrease was primarily due to lower sales, partially offset by an improved gross margin and lower marketing, general and administrative expenses.

     Interest expense. Interest expense for the three months ended August 26, 2001 decreased 6.7% to $55.4 million, as compared to $59.4 million for the same period in 2000. The decrease was primarily due to lower market interest rates and lower average debt levels. The average cost of borrowings for the three months ended August 26, 2001 and August 27, 2000 were 9.4% and 10.0%, respectively. Interest expense for the nine months ended August 26, 2001 increased 0.8% to $178.5 million, as compared to $177.2 million for the same period in 2000. The increase was due to a write-off of fees related to the credit agreement replaced by a new credit facility in February 2001 (see Note 4 to the Consolidated Financial Statements). Excluding the fee write-off, interest expense would have been 5.3% lower than the same period in 2000 primarily due to lower average debt levels, partially offset by higher interest rates associated with the senior notes issued January 18, 2001. The average cost of borrowings for the nine months ended August 26, 2001 and August 27, 2000 were 9.6% and 9.4%, respectively, excluding the write-off of fees.

     Other income/expense, net. Other expense, net for the three months ended August 26, 2001 was $13.9 million, as compared to income of $1.4 million for the same period in 2000. Other expense, net for the nine months ended August 26, 2001 was $19.6 million, as compared to income of $30.2 million for the same period in 2000. The expenses for the three and nine months ended August 26, 2001 were primarily due to net losses from foreign currency exposures and the contracts to hedge foreign currency exposures. These net losses are primarily due to foreign currency and market value fluctuations, which introduces an element of volatility in our income statement quarter-to-quarter. (See Note 7 to the Consolidated Financial Statements.) In addition, the income for the nine months ended August 27, 2000 was primarily attributable to a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters.

     Income tax expense. Income tax expense for the three months ended August 26, 2001 decreased 56.7% to $8.8 million as compared to $20.4 million for the same period in 2000. Income tax expense for the nine months ended August 26, 2001 decreased 35.1% to $51.7 million as compared to $79.7 million for the same period in 2000. The decrease in income taxes for both periods in 2001 was primarily due to lower income before taxes. Our effective tax rate for the three and nine month periods in 2001 was 37% compared to 35% for the same periods in 2000.

     Net income. Net income for the three months ended August 26, 2001 decreased 60.3% to $15.0 million from $37.8 million for the same period in 2000. Net income for the nine months ended August 26, 2001 decreased 40.5% to $88.0 million from $148.0 million for the same period in 2000. These decreases were primarily due to lower sales and the impact of currency volatility on our foreign currency hedging activities, partially offset by lower marketing, general and administrative expenses and, for the nine months ended August 26, 2001, higher gross margins. The nine months ended August 27, 2000 results also included a gain from the sale of office buildings.

RESTRUCTURING AND EXCESS CAPACITY REDUCTION

     Since 1997, we have closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives in order to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. The total balance of the reserves at August 26, 2001 was $53.4 million compared to $71.6 million at November 26, 2000. (See Note 3 to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements have been to fund working capital and capital expenditures. As of August 26, 2001, total cash and cash equivalents were $63.8 million, a $53.3 million decrease from the $117.1 million cash balance reported as of November 26, 2000.

      Cash used for/provided by operations. Cash used for operating activities for the nine months ended August 26, 2001 was $93.3 million, as compared to cash provided by operating activities of $199.3 million for the same period in 2000. The use of cash for the nine months ended August 26, 2001 was primarily attributable to payments on annual incentive programs, an increase in inventory and the payment of income taxes on an Internal Revenue Service settlement. Inventory, primarily first quality basic products, increased during the nine months ended August 26, 2001 primarily due to lower sales in the U.S. We are focusing on managing inventory levels to be more in line with sales but we do not expect to be able to work through the entire excess by year-end. In addition, we took production down time of approximately $8.0 million in the third quarter of fiscal year 2001 to help manage our inventories and expect our total down time cost to be approximately $15.0 million by the end of this fiscal year. Inventory consists primarily of first quality basic products in which we do not expect significant markdowns of that inventory.

      Other long-term assets increased during the nine months ended August 26, 2001 primarily due to the capitalization of underwriting and other fees for the senior notes issued in January 2001 and fees associated with the credit facility entered into in February 2001. Net deferred tax assets and restructuring reserves decreased during the nine months ended August 26, 2001 primarily due to spending related to the restructuring initiatives. Accrued salaries, wages, and employee benefits decreased during the nine months ended August 26, 2001 primarily due to the payment of annual employee incentives. Long-term employee benefits increased primarily due to increased accruals for long-term employee incentive plans. Accrued taxes decreased during the nine months ended August 26, 2001 primarily due to a payment of approximately $40.0 million to the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 - 1989.

      Cash used for/provided by investing activities. Cash used for investing activities during the nine months ended August 26, 2001 was $13.4 million, as compared to cash provided by investing activities of $144.2 million during the same period in 2000. Cash used for investing activities during the nine months ended August 26, 2001 resulted primarily from purchases of property, plant and equipment. Cash provided by investing activities during the nine months ended August 27, 2000 was primarily attributable to proceeds received from the sale of office buildings. We expect that capital expenditures for fiscal year 2001 will not exceed the 2000 fiscal year-end level of $28.0 million.

      Cash provided by/used for financing activities. Cash provided by financing activities for the nine months ended August 26, 2001 was $50.3 million, as compared to cash used for financing activities of $457.2 million for the same period in 2000. Cash provided by financing activities during the nine months ended August 26, 2001 was primarily from the senior notes issued in January and the domestic receivables securitization transaction completed in July (see Note 4 to the Consolidated Financial Statements).

Financial Condition

     Credit Agreement. On February 1, 2001, we entered into a $1.05 billion senior secured credit facility to replace the then existing 2000 credit facility on more favorable terms. The credit facility consists of a $700.0 million revolving credit facility and $350.0 million of term loans. This facility reduces our borrowing costs and extends the maturity of our principal bank credit facility to August 2003.

     The facility is secured in substantially the same manner as the 2000 credit facility. Collateral includes: domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock of domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread. Before the domestic receivables securitization transaction described below, the collateral also included domestic receivables. In connection with the securitization transaction, the lenders under the credit facility released their security interest in receivables sold in that transaction, and retained security interests in certain related assets.

     The facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on our and our subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The credit agreements will also contain financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of August 26, 2001, we were in compliance with the financial covenants under the facility.

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

      The indentures governing the notes contain covenants that limit our and our subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or the assets of our subsidiaries. If the notes receive and maintain an investment grade rating by both Standard and Poor's Ratings Service and Moody's Investors Service and we and our subsidiaries are and remain in compliance with the indentures, then we and our subsidiaries will not be required to comply with specified covenants contained in the indentures. (See Note 4 to the Consolidated Financial Statements.)

      On August 31, 2001, Moody's Investors Service downgraded the ratings of both our senior secured credit facility and our senior unsecured notes. The senior secured credit facility was downgraded to "Ba3" from "Ba2" and the senior unsecured notes were downgraded to "B2" from "Ba3" with a negative outlook primarily due, according to Moody's, to our declining sales and excess inventory.

     Domestic Securitization. On July 31, 2001, we completed a receivables securitization transaction involving receivables generated from sales of products to our U.S. customers. The transaction involved the issuance by Levi Strauss Receivables Funding, LLC, an indirect subsidiary, of $110.0 million of term notes. The notes, which are secured by trade receivables originated by Levi Strauss & Co., bear interest at a rate equal to the one-month LIBOR rate plus 0.32% per annum, and have a stated maturity date of November 2005. Net proceeds of the offering were used to repay a portion of the outstanding debt under our senior secured credit facility. The transaction is accounted for under SFAS 140. The transaction did not meet the criteria for sales accounting under SFAS 140 and therefore is accounted for as a secured borrowing. The purpose of the transaction was to lower our interest expense and diversify funding sources. The notes were issued in a private placement transaction in accordance with Rule 144A under the Securities Act and, accordingly, have not been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from the registration requirements under the Securities Act.

     Under the securitization arrangement, collections on receivables remaining after payment of interest and fees relating to the notes are used to purchase new receivables from Levi Strauss & Co. The securitization agreements provide that, in specified cases, the collections will not be released but will instead be deposited and used to pay the principal amount of the notes. Those circumstances include, among other things, failure to maintain the required level of overcollaterization due to deterioration in the credit quality of the receivables, failure to pay interest or other amounts which is not cured, breaches of covenants, representations and warranties or events of bankruptcy relating to us and certain of our subsidiaries. Non-release of collections in these limited circumstances could have an adverse effect on our liquidity.


NEW ACCOUNTING STANDARDS

     We adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. Due to the adoption of SFAS 133, we reported a net transition gain in other income/expense for the nine months ended August 26, 2001 of $87 thousand. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on results of operations. In addition, we recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income. (See Note 7 to the Consolidated Financial Statements.)

     We adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities," in fiscal year 2001. SFAS 140 revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. The adoption of SFAS 140 had no financial impact. (See Note 4 to the Consolidated Financial Statements.)

     The Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets," dated June 2001, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. We are required to adopt the provisions of SFAS 142 on the first day of fiscal year 2003; however, early application is permitted in which we can adopt SFAS 142 on November 26, 2001. We have not yet determined if we will adopt this standard early and are currently evaluating the impact SFAS 142 may have on our financial position and results of operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about retail conditions; sales performance and trends; inventory position and management; debt repayment and liquidity; gross margins; product innovation and new product development in our brands; expense levels including overhead and advertising expense; retail relationships and developments including sell-through; presentation of product at retail and marketing collaborations; marketing and advertising initiatives; and other matters. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     These forward-looking statements are subject to risks and uncertainties including, without limitation, risks related to the impact of changing domestic and international retail environments; changes in the level of consumer spending or preferences in apparel; impact of the terrorist attacks in the U.S. on September 11, 2001; dependence on key distribution channels, customers and suppliers; changing fashion trends; our supply chain executional performance; internal impact of organizational developments; ongoing competitive pressures in the apparel industry; trade restrictions; political or financial instability in countries where our products are manufactured; and other risks detailed in our annual report on Form 10-K for the year ended November 26, 2000, registration statements and other filings with the Securities and Exchange Commission. Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


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

PART II - OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

        (A)   EXHIBITS:
              10.1 First Amendment to Credit Agreement, dated as of July 11, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Filed herewith.
              10.2 Master Indenture, dated as of July 31, 2001, by and between Levi Strauss Receivables Funding, LLC, as issuer, and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Filed herewith.
              10.3 Indenture Supplement, dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Financial Center Corporation as Servicer and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Filed herewith.
              10.4 Receivables Purchase Agreement, dated as of July 31, 2001, is made by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller and Servicer, and Levi Strauss Securitization Corp. as SPC Member. Filed herewith.
              10.5 Parent Undertaking, dated as of July 31, 2001, made by the Registrant in favor of Levi Strauss Receivables Funding, LLC. Filed herewith.
              10.6 Consent and Release Agreement, dated as of July 31, 2001, is entered into by and among Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller, the Registrant, as Originator, Levi Strauss
                    Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, and Bank of America, N.A. as Agent. Filed herewith.



        (B)     REPORTS ON FORM 8-K:

         Current Report on Form 8-K on July 31, 2001 filed pursuant to Item 5 of the report and relating to completion, on July 31, 2001, by Levi Strauss & Co. and various of its subsidiaries of a receivables securitization transaction involving receivables generated from sales of products to the Company's U.S. customers.

         Current Report on Form 8-K on September 19, 2001 filed pursuant to Item 5 of the report and containing a copy of the Company's press release titled "Levi Strauss & Co. Reports Third-Quarter Financial Results."

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 3, 2001          Levi Strauss & Co.
                               ------------------
                               (Registrant)


                          By:  /s/ William B. Chiasson
                               -----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer