Form 10-K
period 2001-11-25
LEVI STRAUSS & CO
filed 2002-02-07
CIK 94845

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K

                                   (Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 25, 2001



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (P. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x]

The Company is privately held. Nearly all of its common equity is owned by members of the families of several descendants of the Company's founder, Levi Strauss. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value ------ 37,278,238 shares outstanding on February 1, 2002

Documents incorporated by reference:  None



                               LEVI STRAUSS & CO.

                         TABLE OF CONTENTS TO FORM 10-K

                    FOR FISCAL YEAR ENDING NOVEMBER 25, 2001


                                                         PART I
                                                                                                                           PAGE
                                                                                                                           ----
Item 1.   Business......................................................................................................     3

Item 2.   Properties....................................................................................................    12

Item 3.   Legal Proceedings.............................................................................................    14

Item 4.   Submission of Matters to a Vote of Security Holders...........................................................    14


                                                         PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................................    15

Item 6.   Selected Financial Data.......................................................................................    16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........................    18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................................    37

Item 8.   Financial Statements and Supplementary Data...................................................................    43

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................    79


                                                         PART III

Item 10.  Directors and Executive Officers of the Registrant............................................................    80

Item 11.  Executive Compensation........................................................................................    84

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................................    89

Item 13.  Certain Relationships and Related Transactions................................................................    93


                                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................    94

SIGNATURES..............................................................................................................   100

Financial Statement Schedules...........................................................................................   102

Supplemental Information................................................................................................   103


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are one of the world's leading branded apparel companies with sales in more than 100 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi's(R) and Dockers(R) brands. Our products are distributed in the United States ("U.S.") primarily through chain retailers and department stores and abroad primarily through department stores and specialty retailers. We also maintain a network of approximately 840 franchised or independently owned stores dedicated to our products outside the U.S. and operate a small number of company-owned stores.


                              LEVI'S(R) BRAND                       DOCKERS(R) BRAND
                              ---------------                       ----------------

     PRODUCTS:                Men's, women's and kids'--          Men's, women's and boys'--
                              jeans, jeans-related products,      casual and dress pants,
                              knits and woven tops, outerwear     shorts, skirts, knit and
                              and accessories                     woven tops, outerwear and
                                                                  accessories


     GEOGRAPHIC MARKETS:      Men's and women's-- global          Men's and women's-- global
                              Kids'-- primarily U.S.              Boys'-- U.S. only

     PERCENTAGE OF 2001
     NET SALES:               75%                                 25%


     Our business is currently organized into three geographic divisions: the Americas, consisting of the U.S., Canada and Latin America; Europe, including the Middle East and Africa; and Asia Pacific. Our operations in the U.S. are conducted primarily through Levi Strauss & Co., while our operations outside the U.S. are conducted primarily through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. In fiscal year 2001, we had net sales of $4.3 billion, of which the Americas, Europe and Asia Pacific accounted for 67%, 25% and 8%, respectively. (FOR MORE FINANCIAL INFORMATION ABOUT OUR OPERATIONS OUTSIDE THE U.S., SEE NOTE 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS.) In fiscal year 2000, we had net sales of $4.6 billion.

OUR BUSINESS STRATEGY

     Our primary strategic goals are to continue stabilizing our business and resume profitable growth. We believe achievement of these objectives will help us increase our financial strength and flexibility and meet our goal of regaining investment grade ratings on our debt securities. To achieve these goals, we have several key business strategies.

REINVIGORATE OUR BRANDS THROUGH PRODUCT INNOVATION AND INCREASED CONSUMER AND CHANNEL RELEVANCE

     We believe that an integrated presentation of new and innovative products and marketing programs targeted to specific consumer and retail segments is crucial to generating consumer demand and increasing sales for our products. We intend to:

     o focus on aggressively updating our core products and creating new products that incorporate superior fit, design and performance innovations, and new fabrics and finishes that draw on our long heritage of originality in product design and fabrication;

     o design and market products at competitive price points that are relevant to a wide range of consumer segments, from teenagers and trend initiators who demand fashion-forward styles, to urban professionals who desire sophisticated casual wear, as well as to the broad group of consumers who want mainstream, quality branded jeanswear and khaki pants for everyday and business wear;

     o capitalize on our global brand recognition and marketing capabilities by adopting successful products and design concepts developed in one region and introducing them to other geographic markets in which we operate;

     o target our product offerings to specific distribution channels in order to reach discrete consumer segments, strengthen our position in our existing channels, create a shopping experience that is easy and appealing and address shifts in retail distribution channels in the U.S., Europe and Japan; and

     o develop product-focused marketing programs using both traditional advertising vehicles such as television, print and point-of-sale materials and other vehicles such as concert sponsorships, product placement and Internet sites.

ACHIEVE OPERATIONAL EXCELLENCE

     We are implementing strategies and processes for lowering our worldwide sourcing costs and more effectively fulfilling product demand and replenishing core items. We intend to:

     o improve operational flexibility and speed to market through better coordination of our design, merchandising, forecasting, sourcing and logistics processes;

     o improve the linkage of product supply to consumer demand and our ability to ship product orders in a timely manner;

     o improve our product sourcing and operating efficiencies to reduce product costs through product reengineering, product line rationalization, process simplification, enhanced system capabilities and taking advantage of our global scale; and

     o focus on working capital control through improved forecasting, inventory management and product mix.

IMPROVE OUR RELATIONSHIPS WITH OUR CUSTOMERS AND UPGRADE THE PRESENTATION OF OUR PRODUCTS AT RETAIL

     We distribute our products in a wide variety of retail formats around the world including chain and department stores, franchise stores dedicated to our brands and specialty retailers. Through better relationships and collaborative business planning with our customers, we must ensure that the right products are available and in-stock at retail, and are presented in ways that enhance brand appeal and attract consumers. We intend to:

     o generate better economics for our retail customers in terms of sales and margins;

     o engage in more collaborative planning with our retail customers to achieve better product assortment, availability and inventory management;

     o sell where consumers shop by increasing our distribution in all of the regions where we operate;

     o    offer effective marketing and sales support programs; and

     o improve the presentation of our product through new retailing formats, better fixtures and visual merchandising, on-floor merchandising services and other sales-area upgrade programs.

      We believe we can execute these strategies through adhering to our core values to achieve our vision of marketing the most appealing and widely worn casual clothing in the world.

OUR BRANDS AND PRODUCTS

     We market a broad line of branded jeanswear, casual wear and dress pants that appeal to diverse demographic groups in markets around the world. Through a number of sub-brands and product lines under the Levi's(R) and Dockers(R) brands, we target specific consumer segments and provide product differentiation for our retail customers in our distribution channels. We focus on creating new, innovative products relevant to our target consumers, as well as ensuring that our core, traditional products are updated with new fits, finishes, fabrications and colors. We strive to leverage our global brand recognition, product design and marketing capabilities by taking products and design concepts developed in one region and introducing them in other geographic markets.

LEVI'S(R) BRAND

     We market jeans and jeans-related products under the Levi's(R) brand around the world. Since their invention in 1873, Levi's(R) jeans have become one of the most successful and widely recognized brands in the history of the apparel industry. In fiscal year 2001, sales of our Levi's(R) brand products represented approximately 75% of our net sales, and accounted for approximately 66% of net sales in the Americas, approximately 91% of net sales in Europe and approximately 95% of net sales in Asia Pacific.

     Our Levi's(R) brand features a wide range of product offerings including:

     o RED TAB(TM) PRODUCTS. Our Red Tab(TM) product line, identified by our Tab Device trademark on the back pocket, encompasses a variety of core jeans with different fits, fabrics (including denim, corduroy and others) and finishes intended to appeal to a wide range of consumers. Our core line is anchored by the classic 501(R) button-fly jean, the best-selling five-pocket jean in history. Other products include Levi's(R) Superlow jeans, 569(R) jeans, 579(TM) baggy-fit jeans and Levi's(R) Nouveau jeans. We distribute Red Tab(TM) jeans, tops, jackets and other products worldwide through many of our distribution channels.

     o LEVI'S(R) ENGINEERED JEANS(TM). Developed in Europe, Levi's(R) Engineered Jeans(TM) represent our reinvention of the blue jean and the first international jeanswear launch in our history. These jeans are ergonomically engineered to fit the body's contours and have a three-dimensional shape that we believe provides innovative design, unique style, superior comfort and ease of movement. We target Levi's(R) Engineered Jeans(TM) and related tops, jackets and other products to 20- to 24-year-olds in Asia, Europe and the Americas primarily through independent retailers, specialty stores and Levi's Store(R) retail shops.

     o SILVERTAB(R) PRODUCTS. Our Silvertab(R) line targets 15- to 19-year-olds, offering an urban-inspired product range featuring premium denim finishes and technologically advanced fabrics, such as micro canvas and "slicky" twill. We distribute Silvertab(R) jeans and other products primarily through department stores and Levi's Store(R) retail shops in the Americas.

     o    OTHER PRODUCTS. Other Levi's(R)brand products include:
          Levi's(R)Vintage Clothing for jean "aficionados," a premium line available through high-end specialty stores and independent retailers in Europe, Asia and the U.S., and the Levi's(R)Red(TM)collection, a product designed to reflect both our heritage and modern design concepts.

DOCKERS(R) BRAND

     We market casual clothing, primarily pants and tops, under the Dockers(R) brand, in more than 40 countries. We launched the brand in 1986 to address an emerging consumer interest in khaki pants. We believe that the Dockers(R) brand, through its product offering and marketing, played a major role in the resurgence of khaki pants and the movement toward casual attire in the workplace by helping create a standard for business casual clothing. In fiscal year 2001, sales of Dockers(R) brand products represented approximately 25% of our net sales, accounting for approximately 34% of net sales in the Americas, approximately 9% of net sales in Europe and approximately 5% of net sales in Asia Pacific.

     Our Dockers(R) brand offerings are primarily targeted to men and women ages 25 to 39 and include:

     o DOCKERS(R) BRAND. Dockers(R) brand products are the core line of the brand. They include a broad range of casual pants and are complemented by a variety of tops and seasonal pant products in a range of fits, fabrics, colors, styles and performance features. New for 2001 was the innovative Dockers(R) Mobile(TM) Pant that features "invisible" storage pockets for discreetly carrying hi-tech gadgets, while maintaining a tailored look and feel. We distribute Dockers(R) brand products in the Americas, Europe and Asia through a variety of channels, including department stores and chain stores.

     o DOCKERS(R)PREMIUM. The Dockers(R)Premium pant line includes a range of cotton pants constructed from premium fabrics with sophisticated details in a range of finishes, fits, styles and colors. We distribute these products through J.C. Penney Company, Inc. and department stores in the U.S.

     o SLATES(R), A DOCKERS(R)BRAND. This Dockers(R)-endorsed line of dress pants for men offers dressier style and premium fabrics that are appropriate for more formal occasions. We position the brand between casual pants and tailored clothing and design and market it to meet the 30- to 39-year-old consumer's desire for stylish value. The Slates(R)brand "Fitzgerald," a poly-wool gabardine pant, remained in 2001 the top-selling individual slack sold in U.S. department stores for the fifth consecutive year. We work with licensees to develop and market complementary products under the Slates(R)name, including a broad assortment of knit and woven tops, dress shirts, sweaters, hosiery, ties, sportcoats and suit separates. This line is distributed to department stores and specialty stores in the U.S.

     o OTHER PRODUCTS. Our other Dockers(R) product lines include Exact(R), a dress pant line available through chain stores in the U.S.; Dockers(R) Recode(R), a range of casual and dress casual pants and shirts sold exclusively in U.S. department stores; Dockers(R)K-1 Khakis, a premium khaki pant made from the original Cramerton(R) army cloth and sold in Europe and Asia; and Dockers(R) Boys' products distributed in the U.S. and targeted towards boys ages 4 to 14. We work with established licensees to develop and market complementary products under the Dockers(R) brand, including outerwear and leather goods, men's and women's footwear, men's sweaters, hosiery and golf apparel.

SALES, DISTRIBUTION AND CUSTOMERS

     We distribute our products on a worldwide basis through selected retail channels, including chain stores, department stores, specialty stores, dedicated franchised stores, outlets, Internet sites and mail-order catalogs. Our distribution strategy focuses on:

     o strengthening our retail relationships and presence through improving collaborative account planning and product replenishment, generating better economics for retailers in terms of sales and margins, achieving better performance against delivery and other service requirements, and providing products targeted for their core consumers; and

     o creating a shopping experience that is easy and appealing through improving the presentation of our products at retail by introducing new retailing formats, visual merchandising, executing new fixtures, improving point-of-sale and on-product and other sales-area upgrade programs and providing on-floor merchandising services.

AMERICAS

     In the Americas, we distribute our products through national and regional chains, department stores, specialty stores and Levi's Store(R)retail shops. We have approximately 3,200 retail customers operating more than 18,900 locations in the U.S. and Canada. Sales of Levi's(R)and Dockers(R)products to our top five and top ten customers in the U.S. accounted for approximately 37% and 47% of our total net sales in fiscal year 2001, and approximately 55% and 71% of our Americas net sales in fiscal year 2001, as compared to approximately 36% and 48% of our total net sales in fiscal year 2000, and approximately 54% and 70% of our Americas net sales in fiscal year 2000. Net sales in the U.S. accounted for approximately 93% of our Americas net sales in fiscal year 2001. Our top ten customers in fiscal year 2001, on both an Americas and total company basis, were (in alphabetical order): Designs, Inc., Dillards, Inc., Federated Department Stores, Inc., Goody's Family Clothing, Inc., J.C. Penney Company, Inc., Kohl's Corporation, The May Department Stores Company, the Mervyn's unit of Target Corporation, Sears, Roebuck & Co. and Specialty Retailers. J.C. Penney
Company, Inc. is the only customer that represented more than 10% of our total net sales, accounting for 13%, 12% and 11% of our total net sales in fiscal years 2001, 2000 and 1999, respectively. We also target limited distribution premium products like Levi's(R) Vintage Clothing to independent, image-conscious specialty stores in major metropolitan areas who cater to more fashion-forward, trend-influential consumers.

EUROPE

     Our European customers include large department stores, such as El Corte Ingles in Spain, Galeries Lafayette in France and Karstadt/Hertie in Germany; dedicated, single-brand Levi's Store(R) and Dockers(R) Store retail shops; mail order accounts; and a substantial number of independent retailers operating either a single or small group of jeans-focused stores or general clothing stores. We depend for nearly half our European sales on these independent retailers, who are under increasing pressure from both vertically integrated specialty stores and department stores. The more varied and fragmented nature of European retailing means that we are less dependent on major customers than we are in the U.S. In fiscal year 2001, our top ten European customers accounted for approximately 9% of our total European net sales.

ASIA PACIFIC

     In Asia Pacific, we generate over half of our sales through the specialty store channel, which includes multi-brand as well as independently owned Levi's Store(R) retail shops. The rest of our products are sold through department stores and general merchandise stores. As in Europe, the varied and fragmented nature of Asian retailing means we are less dependent on individual customers in the region. Our Asia Pacific business is heavily weighted toward Japan, which represented approximately 55% of our 2001 net sales in the region.

DEDICATED STORES

     We have a network of approximately 840 franchised or other independently owned stores selling Levi's(R) brand or Dockers(R) brand products under the "Original Levi's Store(R)," "Levi's(R) Store" and "Dockers(R) Store" names in Europe, Asia, Canada and Latin America. These dedicated-format stores are strategically important as vehicles for demonstrating the breadth of our product line, enhancing brand image and generating sales. These stores also are an important distribution channel in newer and smaller markets in Eastern Europe, Asia Pacific and Latin America. We own and operate a small number of stores dedicated to the Levi's(R) brand, including stores in the U.S. located in New York, Chicago, Orange County, San Francisco, San Diego, Boston and Seattle and in Europe located in London, Milan, Paris and Berlin.

     We also own in the U.S. and Japan, and license third parties in the U.S. and abroad to operate outlet stores for the disposition of closeout, irregular and return goods. Sales through our outlet channels in the U.S. represent less than 5% of our total net sales. We use the outlet store channel to support our brands by moving closeout and irregular goods as quickly as possible through the stores and by reducing the flow of goods to channels that are not consistent with our brand image and distribution strategies.

INTERNET

     We operate web sites devoted to the Levi's(R) and Dockers(R) brands as marketing vehicles to enhance consumer understanding of our brands. We do not sell products directly to consumers through these Internet web sites. In the U.S., our products are currently sold online through specifically authorized third party Internet sites that meet our standards, such as www.macys.com, operated by Federated Department Stores, Inc., www.jcpenney.com and www.kohls.com., and visitors can link to authorized sites through our sites. In Canada and Europe, authorized dealers and mail order accounts who meet our standards relating to customer service, return policy, site content, trademark use and other matters may sell our products to consumers through their own Internet sites.

ADVERTISING AND PROMOTION

     We make substantial expenditures on advertising, retail and promotion activities in support of our brands to increase consumer relevance and to drive consumer demand. We expensed approximately $357.0 million, or 8.4% of total net sales, on these activities in fiscal year 2001. We advertise through a broad mix of media, including television, national publications, billboards and other outdoor vehicles. We execute region-specific marketing programs that are based on globally-consistent brand values. This approach allows us to achieve consistent brand positioning while allowing flexibility to optimize program execution in local markets.

      Our marketing strategy focuses on:

     o developing clear consumer value propositions for product development and messaging in order to differentiate our brands and products;

     o developing integrated marketing programs that effectively coordinate product launches and promotions with specific traditional and non-traditional advertising and retail point of sales activities;

     o    creating superior quality, product-focused advertising; and

     o enhancing presentation of product at retail through innovative retail initiatives.

     We also use less traditional marketing vehicles, including event and music sponsorships, product placement in television shows, music videos and films and alternative marketing techniques, including street-level and nightclub events and similar targeted, small-scale activities. Recent activities include the summer and fall 2001 U.S. tour of the Levi's(R) "Make Them Your Own Zone," a custom-built tractor-trailer featuring games, product displays, video "style-cam," and karaoke that travels to concert venues, lifestyle festivals and retail locations.

COMPETITION

      The worldwide apparel industry is highly competitive and fragmented. In all three of our regional markets, we compete with numerous branded manufacturers, retailer private labels, designers and vertically integrated specialty store retailers.

      The success of our business depends on our ability to:

      o develop innovative, high-quality products in fits, finishes, fabrics and performance features that appeal to a broad range of consumers;

      o  anticipate and respond to changing consumer demands in a timely manner;

      o  maintain favorable brand recognition;

      o generate better economics for our customers in terms of sales and margins;

      o ensure product availability through effective planning and replenishment collaboration with retailers;

      o  offer competitively priced products;

      o  provide strong and effective marketing support; and

      o obtain sufficient retail floor space and effective presentation of products at retail.

     We believe our competitive strengths include:

      o  strong worldwide brand recognition;

      o  competitive product innovation, quality and value;

      o  long-standing relationships with leading retailers worldwide;

      o our network of franchised and other dedicated retail shops in Europe, Asia, Canada and Latin America; and

      o  our commitment to ethical conduct and social responsibility.

      We believe that the total unit sales of Levi's(R) brand jeans in the U.S. is second only to the combined total unit sales in the U.S. of VF Corporation's principal jeans brands, Wrangler, Lee and Rustler. We believe that the total unit sales of Levi's(R) brand jeans on a pan-European basis and on a pan-Asia Pacific basis is greater than the total unit sales of jeans of any single brand in those regions and that there is no single competitor offering multiple brands with greater total sales of jeans in either of those regions.

AMERICAS

     We face intense competition across all of our brands from vertically integrated specialty stores, mass merchandisers, retailer private labels, designer labels and other branded labels. We sell both basic and fashion-oriented products under the Levi's(R) and Dockers(R) brands to retailers in diverse channels across a wide range of retail price points. As a result, we face a wide range of competitors, including:

      o other jeanswear manufacturers, including VF Corporation, marketer of the Wrangler, Lee and Rustler brands;

      o fashion-oriented designer apparel marketers, including Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess?, Inc. and Tommy Hilfiger Corp.;

      o vertically integrated specialty stores, including Gap Inc., Abercrombie & Fitch, American Eagle Outfitters Inc., J. Crew and Eddie Bauer, Inc.;

      o fashion-forward jeanswear brands that appeal to the youth market, including the L.E.I., MUDD, FUBU, Lucky and Diesel brands among others;

      o casual wear marketers, including Haggar Corp., Liz Claiborne, Inc. and TSI International, maker of Savanne and Farah products;

      o retailer private labels, including J.C. Penney Company, Inc.'s Arizona brand and Sears, Roebuck & Co.'s Canyon River Blues and Canyon River Khakis brands; and

      o mass merchandisers, including Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation.

EUROPE

     While there is no one particular brand with a strong pan-European presence, strong local brands and retailers exist in certain markets, including Diesel in Italy and Scandinavia, Pepe in Spain and Lee Cooper in France. Zara, Hennes & Mauritz AB, Energie and other vertically integrated specialty retailers, and athletic wear firms such as adidas-Salomon, also offer competitive products and are an increasing and effective competitive force in the market. Our principal U.S. competitors, including Gap Inc. and VF Corporation, also compete in Europe.

ASIA PACIFIC

     Competitors in the jeanswear market consist of both regional brands, such as Edwin, our principal competitor in Japan, and U.S. brands, including Lee, Wrangler and Guess? which offer basic products available in local markets. Competitors in both jeanswear and casual apparel also include vertically integrated specialty stores, such as UNIQLO, Gap Inc., Esprit and Eddie Bauer in Japan, and Giordano, a more value-focused retailer that operates throughout the region.

SOURCING, MANUFACTURING AND RAW MATERIALS

     Our supply chain strategy focuses on the linkage of our product supply to consumer demand and improving our ability to ship product orders in a timely and complete manner. We obtain our products from a combination of company-owned facilities and independent manufacturers. Since 1997, we shifted our sourcing base substantially toward outsourcing by closing 29 company-owned production and finishing facilities in North America and Europe. We are now discussing with our unions in the U.S. potential additional closures of manufacturing facilities in the U.S. and are consulting with union and employee representatives regarding a proposal to close two plants in Scotland. We believe that outsourcing allows us to maintain production flexibility while avoiding the substantial capital expenditures and costs related to maintaining a large internal production capability.

     Each of our operating regions operates a supply chain organization focused on ensuring cost effective on-time delivery of product by managing execution from design handoff to delivery at retail. The supply chain organization includes demand forecasting, product development from design to manufacturing-ready, product management, supplier relationships, manufacturing, quality control and logistics support. Within our brands in each region, merchandisers and designers create seasonal product plans that are driven by consumer preferences, market trends and retail customer requirements. During the development phase, the merchandisers and designers work closely with the product managers to ensure manufacturing specifications and cost meet requirements for each product in the seasonal plan. They also consult with forecast specialists and sales representatives to determine the potential unit volume for the fashion and replenishment products in the plan. Once the brand's seasonal plan is finalized, product managers focus on delivering the products to retail.

     We purchase the fabric and raw materials used in our business, particularly denim and twill, from several suppliers, including Cone Mills, Galey & Lord, including its Swift Denim subsidiary, American Cotton Growers and Burlington Industries, Inc. In addition, we purchase thread, trim, buttons, zippers, snaps and various other product components from numerous suppliers. We do not have long-term raw materials or production contracts with any of our principal suppliers, except for Cone Mills, which is the sole worldwide supplier of the denim used for our 501(R) jeans, and which supplied approximately 25%, 26% and 22% in 2001, 2000 and 1999, respectively, of the total volume of fabrics we purchased worldwide. Our contract with Cone Mills provides for a rolling five-year term unless either Cone Mills or we elect not to extend the agreement, upon which the agreement will terminate at the end of the then-current term. The contract also ensures our supply for three years following a change of control of Cone Mills. We may terminate the Cone Mills contract at any time upon 30 days notice. We have not experienced any material difficulty in obtaining fabric and other raw materials to meet production needs in the past.

     The U.S. textile industry had a very difficult year in 2001. The slowdown in the retail market and competition from foreign mills has resulted in a significant drop in demand for U.S. produced fabrics and a deterioration of mill profit margins. Several U.S. mills have filed for bankruptcy protection. On November 15, 2001, Burlington Industries, Inc., our third largest supplier, filed for bankruptcy protection. We have not experienced any material disruption as a result of this action. In fiscal year 2001, we purchased approximately 70% of our total volume of fabrics from U.S. fabric mills. We believe that the troubled U.S. textile industry does not present a significant risk to us as we are able to take advantage of our diverse supplier base and global sourcing opportunities.

     In the majority of cases, our purchased fabrics are shipped directly from fabric manufacturers to our own manufacturing plants, or directly to third party contractors for garment construction. In these traditional "Cut-Make-Trim" arrangements, we retain ownership of the fabric throughout the manufacturing process. We use numerous independent manufacturers, principally in Latin America and Asia, for the production of our garments. We also use contractors who both produce or purchase fabric, sew and finish the garments. These "package" contractors represent a growing portion of our production and enable us to reduce working capital relating to work-in-process inventories. We typically conduct business with our contractors on an order-by-order basis. We inspect fabrics and finished goods as part of our quality control program to ensure that consumers receive products that meet our high standards.

     We require all third party contractors who manufacture or finish products on our behalf to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We assess working conditions and contractors' compliance with our standards on a regular basis and implement improvement plans as needed.

     We operate 21 dedicated distribution centers in 17 countries, as well as outsourcing a small amount of distribution activities to third party logistics providers. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers.

TRADEMARKS

     We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. Levi's(R), Silvertab(R), 501(R), Dockers(R), Slates(R), the Arcuate trademark, the Tab Device and the Two Horse(R) design are among our core trademarks. We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries where our products are manufactured and sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks and initiating litigation as necessary. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world. We grant licenses to other parties to manufacture and sell products with our trademarks in product categories and in geographic areas in which we do not operate.

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

SOCIAL RESPONSIBILITY

     We have a long-standing corporate culture characterized by ethical conduct and social responsibility. Our culture and our core values are reflected in policies and initiatives that we believe distinguish us from others in the apparel industry. We were a pioneer in many social and cultural areas:

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

     o We responded immediately to the needs of those affected by the tragedies of the terrorist attacks on September 11, 2001 by providing grants to numerous agencies and providing product donations for the rescue workers.

     o We conducted our second annual Volunteer Day in 2001 and expanded it across the U.S., Canada and some parts of Latin America. More than 2,600 employees volunteered for over 10,000 hours benefiting 40 non-profit agencies.

     We are active in the communities where we have a presence. We and the Levi Strauss Foundation jointly contributed $13.6 million during fiscal year 2001 to community agencies in more than 40 countries to support employee volunteerism and programs in AIDS prevention and care, economic empowerment, youth empowerment and social justice. In addition, we support more than 80 community involvement teams worldwide that facilitate employee volunteerism and raise funds for community projects.

EMPLOYEES

     As of November 25, 2001, we employed approximately 16,700 employees, about 8,600 of whom were located in the U.S. Most of our production and distribution employees in the U.S. are covered by various collective bargaining agreements. Outside the U.S., most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We consider our relations with our employees to be good and have not recently experienced any material job actions or labor shortages.

ITEM 2.  PROPERTIES

     We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We have renewal rights in most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about manufacturing, finishing and distribution facilities and other key operating properties in use as of November 25, 2001 is summarized in the following table:




LOCATION                                                                     PRIMARY USE                  LEASED/OWNED
--------                                                                     -----------                  ------------

UNITED STATES
Little Rock, AR..........................................................    Distribution                    Owned
Hebron, KY...............................................................    Distribution                    Owned
Canton, MS...............................................................    Distribution                    Owned
Henderson, NV............................................................    Distribution                    Owned
San Antonio, TX..........................................................    Finishing                       Owned
San Antonio, TX..........................................................    Manufacturing                   Owned
San Francisco, CA........................................................    Manufacturing                   Owned
Blue Ridge, GA...........................................................    Manufacturing                   Owned
Powell, TN...............................................................    Manufacturing                   Owned
Brownsville, TX..........................................................    Manufacturing                   Leased
El Paso  ,TX.............................................................    Manufacturing                   Owned
San Benito, TX...........................................................    Manufacturing                   Owned
Westlake, TX.............................................................    Data Center                     Leased

OTHER AMERICAS
Buenos Aires, Argentina..................................................    Distribution                    Leased
Etobicoke,  Canada.......................................................    Distribution                    Owned
Stoney Creek, Canada.....................................................    Manufacturing                   Owned
Brantford, Canada........................................................    Finishing                       Leased
Edmonton, Canada.........................................................    Manufacturing                   Leased
Naucalpan, Mexico........................................................    Distribution                    Leased

EUROPE, MIDDLE EAST AND AFRICA
Schoten, Belgium.........................................................    Distribution                    Leased
Les Ulis, France.........................................................    Distribution                    Leased
Heustenstamm, Germany....................................................    Distribution                    Owned
Kiskunhalas, Hungary.....................................................    Manufacturing and Finishing     Owned
Copenhagen, Denmark......................................................    Distribution                    Leased
Milan, Italy.............................................................    Distribution                    Leased
Amsterdam, Netherlands...................................................    Distribution                    Leased
Plock, Poland............................................................    Manufacturing and Finishing     Leased
Warsaw, Poland...........................................................    Distribution                    Leased
Dundee, Scotland.........................................................    Manufacturing                   Owned
Bellshill, Scotland......................................................    Finishing                       Owned
Northampton, U.K.........................................................    Distribution                    Owned
Cape Town, South Africa..................................................    Manufacturing, Finishing and    Leased
                                                                             Distribution
Sabedell, Spain..........................................................    Distribution                    Leased
Bonmati, Spain...........................................................    Manufacturing                   Owned
Olvega, Spain............................................................    Manufacturing                   Owned
Helsingborg, Sweden......................................................    Distribution                    Owned
Corlu, Turkey............................................................    Manufacturing, Finishing and    Owned
                                                                             Distribution

ASIA PACIFIC
Auckland, New Zealand....................................................    Distribution                    Leased
Adelaide, Australia......................................................    Manufacturing and               Leased
                                                                             Distribution
Brisbane, Australia......................................................    Distribution                    Leased
Sydney, Australia........................................................    Distribution                    Leased
Karawang, Indonesia......................................................    Finishing                       Leased
Hiratsuka Japan..........................................................    Distribution                    Owned
Makati, Philippines......................................................    Manufacturing                   Leased

                                       12

     Our global headquarters and the headquarters of our Americas business are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore. We also lease or own over 87 administrative and sales offices in 33 countries, as well as lease a number of small warehouses in seven countries. In addition, we have 57 company-operated retail and outlet stores in ten countries in leased premises, of which eight are outlet stores in the United States, and 13 are stores located in Poland. We also own or lease a few facilities we formerly operated and have closed. We are now discussing with our unions in the United States potential closures of manufacturing facilities in the United States and are consulting with union and employee representatives regarding a proposal to close two plants in Scotland.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during our 2001 fiscal fourth quarter.

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

     (b) As of January 1, 2002, there were 166 record holders of voting trust certificates.

     (c) We did not declare or pay any dividends in our two most recent fiscal years. Our current bank credit facilities prohibit our declaring or paying any dividends without first obtaining consents from our lenders. In addition, in January 2001 we entered into indentures relating to our 11.625% senior notes due 2008 that limit our paying any dividends. For more detailed information about our bank credit facilities and senior notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data. The following selected statements of income data and cash flow data for fiscal years 2001, 2000, 1999, 1998 and 1997 and the consolidated statement of balance sheet data of such periods are derived from our financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

     The financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes to those financial statements, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the 2001 presentation.



                                                                    YEAR ENDED
                                                                    ----------
                                        NOVEMBER 25,  NOVEMBER 26, NOVEMBER 28,  NOVEMBER 29, NOVEMBER 30,
                                            2001          2000         1999          1998         1997
                                            ----          ----         ----          ----         ----
                                                              (DOLLARS IN THOUSANDS)

STATEMENT OF INCOME DATA:
Net sales........................         $4,258,674    $4,645,126   $5,139,458    $5,958,635   $6,861,482
Cost of goods sold...............          2,461,198     2,690,170    3,180,845     3,433,081    3,962,719
                                          ----------    ----------   ----------    ----------   ----------
Gross profit.....................          1,797,476     1,954,956    1,958,613     2,525,554    2,898,763
Marketing, general and
  administrative expenses........          1,355,885     1,481,718    1,629,845     1,834,058    2,045,938
Other operating (income).........            (33,420)      (32,380)     (24,387)      (25,310)     (26,769)
Excess capacity/restructuring charges
(reversals)(1)...................             (4,286)      (33,144)     497,683       250,658      386,792
Global Success Sharing Plan(2) ..                 --            --     (343,873)       90,564      114,833
                                          ----------    ----------   ----------    ----------   ----------
Operating income.................            479,297       538,762      199,345       375,584      377,969
Interest expense.................            230,772       234,098      182,978       178,035      212,358
Other (income) expense, net......              8,836       (39,016)       7,868        34,849      (18,670)
                                          ----------    ----------   ----------    ----------   ----------
Income before taxes..............            239,689       343,680        8,499       162,700      184,281
Income tax expense...............             88,685       120,288        3,144        60,198       46,070
                                          ----------    ----------   ----------    ----------   ----------
Net income.......................         $  151,004    $  223,392   $    5,355    $  102,502   $  138,211
                                          ==========    ==========   ==========    ==========   ==========
OTHER FINANCIAL DATA:
EBITDA(3)........................         $  559,916    $  629,743   $  319,447    $  504,357   $  516,863
Adjusted EBITDA(4)...............            555,630       596,599      473,257       845,579    1,018,488
Capital expenditures.............             22,541        27,955       61,062       116,531      121,595
Ratio of total debt to adjusted EBITDA           3.5x          3.6x         5.6x          2.9x        2.6x
Ratio of adjusted EBITDA to
  interest expense...............                2.4x          2.5x         2.6x          4.7x         4.8x
Ratio of earnings to fixed
  charges(5).....................                1.6x          2.0x         1.0x          1.6x         1.6x
STATEMENT OF CASH FLOW
  DATA:
Cash flows from operating
  activities.....................         $  141,900    $  305,926   $ (173,772)   $  223,769   $  573,890
Cash flows from investing
  activities.....................            (17,230)      154,223       62,357       (82,707)     (76,895)
Cash flows from financing
  activities.....................           (139,890)     (527,062)     224,219      (194,489)    (530,302)
BALANCE SHEET DATA:
Cash and cash equivalents.......          $  102,831    $  117,058   $  192,816    $   84,565   $  144,484
Working capital..................            651,256       555,062      770,130       637,801      701,535
Total assets.....................          2,983,486     3,205,728    3,670,014     3,867,757    4,012,314
Total debt.......................          1,958,433     2,126,430    2,664,609     2,415,330    2,631,696
Stockholders' deficit(6).........           (935,943)   (1,098,573)  (1,288,562)   (1,313,747)  (1,370,262)






______________

(1) We reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives executed during 1997, 1998, 1999 and 2001, including closing 29 of our owned and operated production and finishing facilities in North America and Europe. In fiscal year 2001 and 2000, we reversed reserve balances relating to these activities due to updated estimates.
(2) In 1996, we had adopted a Global Success Sharing Plan that provided for cash payments to our employees in 2002 if we achieved pre-established financial targets. We recognized and accrued expenses in 1998, 1997 and 1996 for the Global Success Sharing Plan. During 1999, we concluded that, based on our financial performance, the targets under the plan would not be achieved. As a result, in 1999 we reversed into income $343.9 million of accrued expenses, less related miscellaneous expenses. Consequently, no cash payments will be made under the Global Success Sharing Plan.
(3) EBITDA equals operating income plus depreciation and amortization expense. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles.
(4)  The calculation for adjusted EBITDA is shown below:

                                                                    YEAR ENDED
                                                                    ----------
                                        NOVEMBER 25, NOVEMBER 26, NOVEMBER 28, NOVEMBER 29,  NOVEMBER 30,
                                            2001         2000         1999         1998          1997
                                            ----         ----         -----        ----          ----
                                                              (DOLLARS IN THOUSANDS)


     EBITDA..........................      $559,916     $629,743      $319,447     $504,357   $  516,863
     Excess capacity/restructuring
      charges (reversals)............        (4,286)     (33,144)      497,683      250,658      386,792
     Global Success Sharing Plan.....            --           --      (343,873)      90,564      114,833
                                           --------     --------      --------     ---------  ----------
     Adjusted EBITDA.................      $555,630     $596,599      $473,257     $845,579   $1,018,488
                                           ========     ========      ========     ========   ==========

(5) For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest, including capitalized interest, on all indebtedness, amortization of debt issuance cost and that portion of rental expense which we believe to be representative of an interest factor.
(6) Stockholders' deficit resulted from a 1996 transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders' agreement. In the 1996 transaction, a group of stockholders of our former parent, Levi Strauss Associates Inc., established a new company, LSAI Holding Corp., to which they contributed approximately 70% of the outstanding shares of Levi Strauss Associates Inc. Levi Strauss Associates Inc. was then merged with a subsidiary of LSAI Holding Corp. In the merger, shares of Levi Strauss Associates Inc. not contributed to LSAI Holding Corp., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash, thereby making Levi Strauss Associates Inc. a wholly-owned subsidiary of LSAI Holding Corp. Funding for the cash payments in the merger was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities. In October 1996, Levi Strauss Associates Inc. and LSAI Holding Corp. were merged into Levi Strauss & Co. These transactions were accounted for as a reorganization of entities under common control.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, including, in particular, statements about our plans, strategies and prospects under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Among these forward-looking statements are statements regarding our anticipated performance in fiscal year 2002, specifically statements relating to our net sales, gross profit, marketing, general and administrative expenses, advertising expense, inventories and capital expenditures.

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

     o  changing domestic and international retail environments;

     o  changes in the level of consumer spending or preferences in apparel;

     o  dependence on key distribution channels, customers and suppliers;

     o  the impact of competitive products;

     o  changing fashion trends;

     o  our supply chain executional performance;

     o the effectiveness of our promotion and marketing funding programs with retailers;

     o  ongoing competitive pressures in the apparel industry;

     o  trade restrictions;

     o  consumer and customer reactions to new products and retailers; and

     o political or financial instability in countries where our products are manufactured.

     For more information on these and other factors, see "Factors That May Affect Future Results." We caution prospective investors not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report.

CRITICAL ACCOUNTING POLICIES

      In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, foreign exchange management, inventory valuation and restructuring reserves. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

      This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

      The following table summarizes, for the periods indicated, selected items in our consolidated statements of income, expressed as a percentage of net sales (amounts may not foot due to rounding).


                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          NOVEMBER 25,   NOVEMBER 26,   NOVEMBER 28,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------

Net sales ............................................        100.0%         100.0%         100.0%
Cost of goods sold....................................         57.8           57.9           61.9
                                                              ------         ------         ------
Gross profit..........................................         42.2           42.1           38.1
Marketing, general and administrative expenses........         31.8           31.9           31.7
Other operating (income)..............................         (0.8)          (0.7)          (0.5)
Excess capacity/restructuring charges (reversals).....         (0.1)          (0.7)           9.7
Global Success Sharing Plan (reversal)................           --             --           (6.7)
                                                              ------         ------         ------
Operating income......................................         11.3           11.6            3.9
Interest expense......................................          5.4            5.0            3.6
Other (income) expense, net...........................          0.2           (0.8)           0.2
                                                              ------         ------         ------
Income before taxes...................................          5.6            7.4            0.2
Income tax expense....................................          2.1            2.6            0.1
                                                              ------         ------         ------
Net income............................................          3.5%           4.8%           0.1%
                                                              ======         ======         ======
NET SALES SEGMENT DATA:
GEOGRAPHIC
     Americas.........................................         67.1%          67.8%          66.6%
     Europe...........................................         25.0           23.8           26.5
     Asia Pacific.....................................          7.9            8.4            7.0



OVERVIEW

     We have been challenged over the last five years with declining sales. The decline was due to both industry-wide and company-specific factors. Industry-wide factors included intense competition, shifts in consumer preferences and, more recently, weak economies and retail markets. Company-specific factors included brand equity erosion, insufficient product innovation, poor presentation of our product at retail, operational problems in our supply chain and weakness in our key distribution channels.

     In late 1997, we began restructuring our business to address our deteriorating financial and operating performance. We reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives. We shifted to increased outsourcing of production to contract manufacturers. Beginning in 1999, we put in place a new senior management team. We have adopted and executed new strategies focused on product innovation, operational performance, retail relations and financial discipline. We have taken actions to improve our business planning, supply chain and other operational processes and internal capabilities. These efforts are beginning to result in positive developments across several dimensions of our business including improvements in our products, our service levels, our relations with customers and the presentation of our products at retail. This outcome is most evident in Europe where net sales, on a constant currency basis for the last three consecutive quarters of fiscal year 2001, showed modest growth compared to fiscal year 2000. Our focus and financial discipline have helped us end the year with solid gross margins along with reduced operating expenses and debt.

     Our ability to reverse the sales declines and grow our business depends in part on our ability to continue to execute multiple business strategies in difficult economic and retail environments. These strategies include:

o developing market-right and innovative products and ensuring every element of the product range contributes to brand image and profitability;

o offering products to multiple consumer segments at a broad range of price points;

o revitalizing our retail relationships through improving collaborative account planning and product replenishment, and generating better economics for retailers in terms of sales and margins;

o creating an easy and appealing jeanswear and casualwear buying experience through improving presentation of our products at retail; and

o reducing the cost and time associated with product design, development and sourcing activities.

      As we go into 2002, we believe the successful execution of these strategies will continue to stabilize, and position us to ultimately grow, our business.

YEAR ENDED NOVEMBER 25, 2001 AS COMPARED TO YEAR ENDED NOVEMBER 26, 2000

     NET SALES. We recognize revenue from the sale of a product upon its shipment to the customer. We recognize allowances, which offset sales, for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. We estimate allowances based on various market data, historical trends, invoices and information from customers. Our actual returns and allowances have not materially differed from our estimates.

     Total net sales in fiscal year 2001 decreased 8.3% to $4.3 billion, as compared to $4.6 billion in fiscal year 2000. If currency exchange rates were unchanged from the prior year period, net sales for fiscal year 2001 would have declined approximately 6.5%. This decrease reflects volume declines primarily due to weak economies and retail markets in the United States ("U.S.") and Japan and the impact of a weaker euro and yen.

      Although year over year total net sales continued to decline, the rate of decline narrowed to 8.3% in fiscal year 2001 as compared to 9.6% in fiscal year 2000 and 13.7% in fiscal year 1999. Our narrowing sales decline, in view of the current economic and retail environment, reflects ongoing progress in our business turnaround and efforts to improve performance.

     In fiscal years 2001, 2000 and 1999 we had one customer that represented approximately 13%, 12% and 11%, respectively, of total net sales. No other customer accounted for more than 10% of total net sales. In addition, a group of key U.S. customers accounts for a significant portion of our total net sales. Net sales to our ten largest U.S. customers totaled approximately 47%, 48% and 46% of total net sales during fiscal years 2001, 2000 and 1999, respectively.

     We currently anticipate difficult retail and economic conditions to continue into 2002, along with the need for continued executional improvements, including greater focus on core products and innovation to the U.S. product line. As a result, we believe our 2002 constant currency net sales will decline in the low single digits and we are planning our production and operating expenses accordingly.

     In the Americas, net sales in the U.S. accounted for approximately 93% of our Americas net sales in fiscal year 2001. Net sales in the Americas decreased 9.3% to $2.9 billion, as compared to $3.1 billion in fiscal year 2000, due primarily to a drop in volume. This decrease was primarily attributable to the weak economy and retail apparel market in the U.S. We believe retailers are reducing their open-to-buy and overall inventory levels in response to economic uncertainty and our improved ability to deliver products on time. Where we have introduced updated and relevant products, such as our Levi's(R) Superlow jeans and Dockers(R) Mobile(TM) pant, supported by the right advertising and retail programs, our data shows improved sell-through to consumers. Our performance in the U.S. also reflected our targeted retailer promotions and incentives that drove sales volumes during the fourth quarter of fiscal year 2001.

     In Europe, net sales decreased 3.5% to $1.07 billion, as compared to $1.1 billion in fiscal year 2000. The small decrease in net sales was primarily due to the effects of translation to U.S. dollar reported results. If exchange rates were unchanged from the prior year period, net sales would have increased by approximately 0.7% in fiscal year 2001 compared to the prior year period. We believe the constant currency results indicate that our business in Europe is beginning to stabilize as indicated by modest growth in net sales on a constant currency basis for the last three consecutive quarters of fiscal year 2001 compared to fiscal year 2000. We believe this reflects the impact of our updated and innovative products, retail presentation programs and improved delivery performance in the region.

     In the Asia Pacific region, net sales decreased 14.3% to $336.2 million, as compared to $392.4 million in fiscal year 2000. If exchange rates were unchanged from the prior year period, the reported net sales decrease would have been approximately 5.0% in fiscal year 2001 compared to the prior year period. The decrease was primarily driven by the economic uncertainty in Japan and the effects of translation to U.S. dollar reported results. In Japan, which accounts for approximately 55% of our business in Asia, difficult business conditions have resulted in the loss of some key customers due to retail consolidation, closure of retail store locations and bankruptcies. Except for Japan, our net sales in Asia Pacific increased for fiscal year 2001 compared to fiscal year 2000.

     GROSS PROFIT. Gross profit in fiscal year 2001 of $1.8 billion was 8.1% lower than the same period in 2000. Gross profit as a percentage of net sales, or gross margin, was essentially unchanged, increasing slightly to 42.2% in fiscal year 2001, as compared to 42.1% in fiscal year 2000. The increase in margin was due to lower sourcing and fabric costs and reduced inventory markdowns. We value inventories at the lower of average cost or market value and include materials, labor and manufacturing overhead. In determining inventory values, we give substantial consideration to the expected product selling price. These items were somewhat offset by costs associated with production down-time taken in our plants in response to the weak retail market in fiscal year 2001, as well as costs due to a product recall in Europe. The Caribbean Basin Initiative trade act was a key reason for the sourcing cost improvements. We anticipate that gross margin in fiscal year 2002 will continue to be in our target range of 40 to 42%.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses for fiscal year 2001 decreased 8.5% to $1.4 billion, as compared to $1.5 billion for fiscal year 2000. Marketing, general and administrative expenses as a percentage of sales for fiscal year 2001 decreased slightly to 31.8% as compared to 31.9% in fiscal year 2000. The dollar decrease in marketing, general and administrative expenses was primarily due to our continuing cost containment efforts, including a lower level of incentive plan accruals and advertising expenses, as well as lower volume-related costs. The lower incentive plan accruals include a reversal of $18.0 million associated with forfeitures under an employee long-term incentive plan in fiscal year 2001. Marketing, general and administrative expenses for fiscal year 2000 also included a pension curtailment benefit of $18.0 million. We continue to look for opportunities to streamline our organization, in line with our core product focus and related initiatives to reduce business complexity. In fiscal year 2002, we expect that total marketing, general and administrative expenses will range from 31 to 33% of net sales.

     Advertising expense for fiscal year 2001 decreased 11.3% to $357.3 million, as compared to $402.7 million in the same period in 2000. Advertising expense as a percentage of sales in fiscal year 2001 decreased 0.3 percentage points to 8.4%, as compared to 8.7% for the same period in 2000. Advertising expense as a percentage of sales for fiscal year 2001 is consistent with our 2001 target range of 8 to 9%. In fiscal year 2002, we expect advertising expense to be approximately 8% of net sales.

      OTHER OPERATING INCOME. For fiscal year 2001, licensing income increased 3.2% from the same period in 2000. This increase was primarily due to an increase in royalties from sales of merchandise, such as outerwear, shoes, belts, headwear and handbags, by licensees of our trademarks.

     EXCESS CAPACITY/RESTRUCTURING CHARGES/REVERSALS. For fiscal year 2001, we reversed charges of $26.6 million primarily due to updated estimates related to prior years' restructuring initiatives. This reversal was offset by recorded charges of $22.4 million associated with various overhead restructuring initiatives in fiscal year 2001 that resulted in workforce reductions in the U.S. and Japan. In fiscal year 2000, we reversed charges of $33.1 million primarily due to updated estimates related to prior years' restructuring initiatives.

     OPERATING INCOME. For fiscal year 2001, operating income decreased $59.5 million to $479.3 million, as compared to $538.8 million for the same period in 2000. The decrease was primarily due to lower sales, partially offset by lower marketing, general and administrative expenses. In addition, we recorded a net reversal of $4.3 million in restructuring charges in fiscal year 2001 as compared to a $33.1 million reversal of restructuring charges in fiscal year 2000.

     INTEREST EXPENSE. Interest expense for fiscal year 2001 decreased 1.4% to $230.8 million, as compared to $234.1 million for the same period in 2000. This decrease was due to lower average debt levels, partially offset by a write-off of fees related to a credit agreement that was replaced by a new credit facility in February 2001.

     OTHER INCOME/EXPENSE, NET. For fiscal year 2001, we recorded $8.8 million of other expense, net, as compared to other income, net of $39.0 million for the same period in 2000. The net expense for fiscal year 2001 was primarily attributable to lower interest income and net losses from foreign currency exposures and the contracts to manage foreign currency exposures. In addition, the income reported in fiscal year 2000 included a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters.

     INCOME TAX EXPENSE. Income tax expense for fiscal year 2001 was $88.7 million compared to $120.3 million for the same period in 2000. The decrease for fiscal year 2001 was primarily due to lower earnings than in fiscal year 2000, partially offset by a higher effective tax rate of 37% in fiscal year 2001 compared to 35% in fiscal year 2000. The lower tax rate in fiscal year 2000 was due to a reevaluation of potential tax assessments.

     NET INCOME. Net income for fiscal year 2001 decreased by $72.4 million to $151.0 million from $223.4 million for the same period in 2000. The decrease was primarily due to lower sales, the impact of our foreign currency management activities and a lower net reversal in restructuring charges in fiscal year 2001. Fiscal year 2000 included a pre-tax gain of $26.1 million from the sale of office buildings. The decrease was partially offset by a higher gross margin and lower marketing, general and administrative expenses.

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

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses for fiscal year 2000 decreased 9.1% to $1.5 billion, as compared to $1.6 billion for the same period in 1999. Marketing, general and administrative expenses as a percentage of sales for fiscal year 2000 and fiscal year 1999 were each approximately 32%. The dollar decrease in marketing, general and administrative expenses was primarily due to our continuing cost containment efforts, lower salaries and related expenses resulting from prior year restructuring initiatives, lower sales volume-related expenses, lower advertising expenses, lower information technology expenses associated with minimal year 2000 compliance costs in 2000 and an $18.0 million pension curtailment benefit in fiscal year 2000. These decreases were partially offset by increased costs for employee incentive plans in fiscal year 2000 due to stronger performance against financial targets. Advertising expense for fiscal year 2000 decreased 17.8% to $402.7 million, as compared to $490.2 million for the same period in 1999 primarily due to our plans to better focus our marketing support initiatives and to align them more effectively with new product introductions and retail presentation.

      OTHER OPERATING INCOME. For fiscal year 2000, licensing income increased 32.8% from the same period in 1999. The increase was primarily due to more focus on expanding the number of licensed products such as outerwear, shoes and belts.

     EXCESS CAPACITY/RESTRUCTURING CHARGES/REVERSALS. For fiscal year 2000, we reversed charges of $33.1 million primarily due to updated estimates related to prior years' restructuring initiatives. In fiscal year 1999, we recorded charges of $497.7 million that were associated with our corporate overhead restructuring initiatives and plant closures in North America and Europe.

     GLOBAL SUCCESS SHARING PLAN. In fiscal year 2000, we recorded no expense for the Global Success Sharing Plan. In fiscal year 1999, we reversed into income $343.9 million of previously recorded expenses associated with the Global Success Sharing Plan. This reversal of the Global Success Sharing Plan liability was based on our lower estimate of financial performance through fiscal year 2001. Consequently no cash payments will be made under the Global Success Sharing Plan.

     OPERATING INCOME. For fiscal year 2000, we recorded operating income of $538.8 million, as compared to $199.3 million for the same period in 1999. This increase was due to an improved gross margin, lower marketing, general and administrative expenses and the reversal of restructuring charges in fiscal year 2000. In addition, reported results in fiscal year 1999 were affected by charges related to the restructuring initiatives, net of benefits for the Global Success Sharing Plan reversal.

     INTEREST EXPENSE. Interest expense for fiscal year 2000 increased 27.9% to $234.1 million, as compared to $183.0 million for the same period in 1999. This increase was due to higher interest rates associated with new credit facilities, customer service center equipment financing agreements and higher market interest rates.

     OTHER INCOME/EXPENSE, NET. For fiscal year 2000 we recorded $39.0 million of other income, net, as compared to other expense, net of $7.9 million for the same period in 1999. The increase for fiscal year 2000 was primarily attributable to a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters, an increase in interest income and net gains in 2000 compared to net losses in 1999 from foreign currency exposures and the contracts to manage foreign currency exposures.

     INCOME TAX EXPENSE. Income tax expense for fiscal year 2000 was $120.3 million compared to $3.1 million for the same period in fiscal year 1999. The increase for fiscal year 2000 was primarily due to higher earnings than in fiscal year 1999. Our effective tax rate for fiscal year 2000 was 35%, as compared to 37% for the same period in fiscal year 1999. The lower tax rate in fiscal year 2000 was due to a reevaluation of potential tax assessments.

     NET INCOME. Net income for fiscal year 2000 increased by $218.0 million from $5.4 million for the same period in 1999. Net income for fiscal year 2000 included higher operating income, partially offset by higher interest and tax expense compared to the same period in 1999. In addition, fiscal year 2000 included a gain from the sale of office buildings and the reversal of restructuring reserves.

EXCESS CAPACITY/RESTRUCTURING CHARGES/REVERSALS

     The following is a summary of the actions taken and related charges and reversals associated with our excess manufacturing capacity and other restructuring activities. Restructuring reserves include only costs associated with exit activities approved by executive management. Such costs are not associated with nor do they benefit continuing activities. We review and evaluate these activities periodically.

     o During November 2001, we instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning our resources. We recorded an initial charge of $20.3 million in 2001 for an estimated displacement of 517 employees. As of November 25, 2001, the balance in this reserve was $20.0 million, and approximately 125 employees have been displaced. The remaining balance is for severance and employee benefits. We expect to fully utilize the reserve balance by the end of 2002.

     o During November 2001, we instituted various reorganization initiatives in Japan. These initiatives were prompted by business declines as a result of the prolonged economic slowdown in Japan, political uncertainty, major retail bankruptcies and dramatic shrinkage of the core denim jeans market. We recorded an initial charge of $2.0 million in 2001 for an estimated displacement of 22 employees. As of November 25, 2001, the balance in this reserve was $2.0 million, and no employees have been displaced. The remaining balance is primarily for severance and employee benefits. We expect to fully utilize the reserve balance by the end of 2002.

     o During September 1999, we announced plans to close one manufacturing facility and further reduce overhead costs by consolidating operations in Europe. We recorded an initial charge to set up a reserve of $54.7 million. The manufacturing facility was closed in December 1999. In fiscal years 2001 and 2000, $0.4 million and $2.2 million, respectively, of the remaining reserve balance was reversed due to updated estimates associated with employee benefits. As of November
          25, 2001, the balance in this reserve was $2.5 million, and approximately 945 employees had been displaced. The remaining balance is primarily for severance and employee benefits. We expect to utilize the majority of the reserve balance by the end of 2002.

     o In February 1999, we announced the closure of 11 manufacturing facilities in North America. Those facilities were closed by the end of 1999, resulting in the displacement of approximately 5,900 employees. We recorded an initial charge of $394.1 million in 1999. In fiscal years 2001 and 2000, $21.5 million and $13.3 million, respectively, of the remaining reserve balance was reversed due to updated estimates. The reversals were primarily associated with employee benefits and a lower amount than originally anticipated for contractor settlements in 2001. As of November 25, 2001, the balance in this reserve was $18.7 million. The remaining balance is primarily for employee benefits and costs associated with a real estate lease that will expire in September 2002. We expect to utilize the majority of the reserve balance by the end of 2002.

     o In fiscal year 1999, we recorded an initial charge to set up a reserve of $48.9 million for corporate overhead reorganization initiatives in the U.S. In fiscal years 2001 and 2000, $1.3 million and $9.0 million, respectively, of the remaining reserve balance was reversed due to updated estimates primarily associated with reductions in the number of employee displacements needed to complete the initiative. As of November 25, 2001, the balance of this reserve was $0.1 million, and approximately 720 employees had been displaced. The remaining balance is for severance and employee benefits. We expect to fully utilize the reserve balance by the end of 2002.

     o In fiscal year 1998, we recorded an initial charge to set up a reserve of $61.1 million for corporate overhead reorganization initiatives in the U.S., resulting in the displacement of approximately 770 employees. In fiscal year 2000, $3.7 million of the remaining reserve balance was reversed due to updated estimates. The reversal was primarily associated with employee benefits and higher sub-lease income than initially projected. As of November 25, 2001, the balance of this reserve was $1.5 million. The remaining balance is for costs associated with a real estate lease, partially offset by sublease income, which will expire in 2007.

     o In fiscal year 1998, $82.1 million was recorded for the closure of two North America finishing facilities. The two North America finishing facilities were closed during 1999, resulting in the displacement of approximately 990 employees. In fiscal years 2001 and 2000, $1.7 million and $13 thousand, respectively, of the remaining reserve balance was reversed due to updated estimates associated with employee benefits. As of November 25, 2001, the balance of this reserve was $0.2 million. We expect to fully utilize the reserve balance by the end of 2002.

     o In fiscal year 1998, we recorded an initial restructuring charge to set up a reserve of $107.5 million for reorganization initiatives and the closure of two manufacturing and two finishing facilities in Europe, resulting in the displacement of approximately 1,650 employees. The two manufacturing and two finishing facilities were closed in 1999. As of November 25, 2001, the balance of this reserve was $0.2 million. The remaining balance is primarily for employee benefits. We expect to fully utilize the reserve balance by the end of 2002.

     o In November 1997, we announced the closure of one finishing and ten manufacturing facilities in North America. Those facilities were closed by the end of 1998, resulting in the displacement of approximately 6,400 employees. We recorded an initial charge to set up a reserve of $386.8 million. In fiscal years 2001 and 2000, $1.9 million and $5.0 million, respectively, of the reserve balance was reversed due to updated estimates primarily associated with employee benefits and a lower amount than originally anticipated for a contractor settlement in 2001. As of November 25, 2001, the balance of this reserve was $48 thousand. The remaining balance is primarily for employee benefits and costs associated with a real estate lease that will expire in February 2002. We expect to fully utilize the reserve balance by the end of 2002.

     The following table summarizes the activities associated with the plant closures and restructuring charges:


                                                                                                                      BALANCE AS
                                                                                     INITIAL                              OF
                                                                         INITIAL     ASSET       CASH                 NOVEMBER 25,
                                                                       PROVISION   WRITE-OFFS  REDUCTIONS  REVERSALS     2001
                                                                      ----------  -----------  ----------  ---------  ------------
                                                                                         (DOLLARS IN THOUSANDS)

2001 Corporate Restructuring Initiatives.............................. $   20,331   $     --   $    342     $    --     $19,989
2001 Japan Restructuring Initiative...................................      2,031         --         25          --       2,006
1999 European Restructuring and Plant Closures........................     54,689      4,500     45,205       2,535       2,449
1999 North America Plant Closures.....................................    394,105     33,430    307,271      34,745      18,659
1999 Corporate Restructuring Initiatives..............................     48,889         --     38,560      10,216         113
1998 Corporate Restructuring Initiatives..............................     61,062      2,985     52,834       3,735       1,508
1998 North America Plant Closures.....................................     82,073     23,399     56,740       1,711         223
1998 European Restructuring and Plant Closures........................    107,523     10,026     97,272          --         225
1997 North America Plant Closures.....................................    386,792     42,689    337,205       6,850          48
                                                                       ----------   --------   --------     -------     -------
     Total as of November 25, 2001.................................... $1,157,495   $117,029   $935,454     $59,792     $45,220
                                                                       ==========   ========   ========     =======     =======



     The majority of the balances are expected to be utilized by the end of 2002.

     We are now discussing with our unions in the U.S. potential additional closures of manufacturing facilities in the U.S. and are consulting with union and employee representatives regarding a proposal to close two plants in Scotland. If we ultimately decide to close facilities, we will then record restructuring charges relating to employee severance and benefits, and other costs associated with facility exit activities.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund working capital and capital expenditures. One of our business strategies is to focus on working capital control through improved forecasting, inventory management and product mix. We are also focusing on controlling operating expenses and using cash generated from operations to reduce debt. As of November 25, 2001, total cash and cash equivalents were $102.8 million, a $14.2 million decrease from the $117.1 million cash balance as of November 26, 2000. Total debt as of November 25, 2001 was $1,958.4 million, a $168.0 million decrease from the balance as of November 26, 2000. All debt obligations are on our balance sheet. We have no off-balance sheet debt obligations.

     We are now discussing with our unions in the U.S. potential additional closures of manufacturing facilities in the U.S. and are consulting with union and employee representatives regarding a proposal to close two plants in Scotland. If we ultimately decide to close facilities, we believe payment of employee severance and benefits and other amounts associated with closures would not have a significant impact on our liquidity.

     CASH PROVIDED BY/USED FOR OPERATIONS. Cash provided by operating activities in fiscal year 2001 was $141.9 million, as compared to $305.9 million in the same period in 2000. Trade receivables decreased during fiscal year 2001 primarily due to lower net sales. Inventory decreased during fiscal year 2001, primarily in the fourth quarter. We achieved the inventory reduction through reduced production levels and increased retailer promotional and incentive activities in the U.S. In 2002, we expect inventory levels to increase modestly above historical levels as we update core products and introduce new products in the U.S.

     Other current assets decreased during fiscal year 2001 primarily due to reimbursements of income and payroll taxes for overpayments made in fiscal year 2000. Other long-term assets increased during the year primarily due to the capitalization of underwriting and other fees for the senior notes issued in January 2001 and fees associated with the credit facility we entered into on February 1, 2001. Net deferred tax assets decreased during fiscal year 2001 primarily due to inventory adjustments and tax on unremitted foreign earnings.

     Restructuring reserves decreased during fiscal year 2001 primarily due to spending and accrual reversals related to prior years' restructuring initiatives, partially offset by 2001 restructuring charges. Accrued salaries, wages, and employee benefits decreased during fiscal year 2001 primarily due to the payment of annual employee incentives, partially offset by employee incentive accruals. Long-term employee benefits increased primarily due to increased accruals for long-term incentive plans. Accounts payable and accrued liabilities decreased during fiscal year 2001 primarily due to lower accruals for contractors and raw material purchases resulting from lower production needs. Accrued taxes decreased during fiscal year 2001 primarily due to a payment of approximately $40.0 million in the first quarter of 2001 to the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 to 1989.

     In fiscal year 2000, cash provided by operating activities was $305.9 million, as compared to a use of cash of $173.8 million for the same period in 1999. Although inventory increased, the composition of our inventory in fiscal year 2000 was more current and relevant to the marketplace compared to the composition of inventory in the prior year period. This reflected our efforts to clear out old merchandise from fiscal year 1999. The decrease in income taxes receivable during fiscal year 2000 primarily reflected income tax refunds of $66.3 million received in March 2000 associated with a carryback of a net operating loss reported on our 1999 income tax return. Restructuring reserves and the related net deferred tax assets decreased during fiscal year 2000 primarily due to spending and accrual reversals related to the restructuring initiatives. Accrued salaries, wages and employee benefits, and long-term employee benefits increased during fiscal year 2000 primarily due to increased accruals for employee incentive plans. Accrued taxes increased and other long-term liabilities decreased during fiscal year 2000 due to a tentative settlement with the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 to 1989. The gain on dispositions of property, plant and equipment was primarily due to the gain attributable to a sale of two office buildings in San Francisco located adjacent to our corporate headquarters.

     CASH USED FOR/PROVIDED BY INVESTING ACTIVITIES. Cash used for investing activities during fiscal year 2001 was $17.2 million, as compared to cash provided by investing activities of $154.2 million during the same period in 2000. Cash used for investing activities during the year resulted primarily from purchases of property, plant and equipment. In fiscal year 2000, cash provided by investing activities was primarily attributable to proceeds received from the sale of office buildings and realized gains on net investment hedges.

     Our capital spending for fiscal year 2001 was $22.5 million, as compared to $28.0 million for fiscal year 2000 and $61.1 million in fiscal year 1999. We expect capital spending of approximately $50.0 to $70.0 million in fiscal year 2002, primarily for system enhancements.

     CASH USED FOR FINANCING ACTIVITIES. Cash used for financing activities for fiscal year 2001 was $139.9 million, as compared to $527.1 million in the same period in 2000. We used cash in fiscal year 2001 primarily for repayment of existing debt offset by the senior notes issued in January and the U.S. receivables securitization transaction completed in July (SEE NOTE 7 TO THE CONSOLIDATED FINANCIAL STATEMENTS). In fiscal year 2000, cash used for financing activities was for repayment of existing debt.

FINANCIAL CONDITION

     CREDIT AGREEMENTS. On February 1, 2001, we entered into a $1.05 billion senior secured credit facility to replace the then existing 2000 credit facility on more favorable terms. The credit facility consisted of a $700.0 million revolving credit facility and $350.0 million of term loans. This facility reduces our borrowing costs and extends the maturity of our principal bank credit facility to August 2003. As of November 25, 2001, the credit facility consisted of $252.6 million of term loans and a $625.0 million revolving credit facility. There were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $152 million of guarantees and letters of credit issued under the revolving credit facility, yielding a net availability of $473.0 million.

     The facility is secured in substantially the same manner as the 2000 credit facility. Collateral includes: domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock of domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread. Before the U.S. receivables securitization transaction described below, the collateral also included domestic receivables. In connection with the securitization transaction, the lenders under the credit facility released their security interest in receivables sold in that transaction, and retained security interests in certain related assets.

     The facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on us and our subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The credit agreements also contain financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of November 25, 2001, we were in compliance with the financial covenants under the facility.

         Effective January 29, 2002, we completed an amendment to our principal credit agreement. The amendment has three principal features. First, the amendment excludes from the computation of earnings for covenant compliance purposes certain cash expenses, as well as certain non-cash costs, relating to potential plant closures in the U.S. and Scotland in 2002. We have not made final decisions regarding potential plant closures. The amendment also excludes from those computations the non-cash portion of our long-term incentive compensation plans. Second, the amendment reduces by 0.25 the amount of the required tightening of the leverage ratio beginning with the fourth quarter of 2002. Third, the amendment tightens the senior secured leverage ratio. The amendment did not change the interest rate, size of the facility or required payment provisions of the facility.

     U.S. RECEIVABLES SECURITIZATION. On July 31, 2001, we completed a receivables securitization transaction involving receivables generated from sales of products to our U.S. customers. The transaction involved the issuance by Levi Strauss Receivables Funding, LLC, an indirect subsidiary, of $110.0 million of term notes. The notes, which are secured by trade receivables originated by Levi Strauss & Co., bear interest at a rate equal to the one-month LIBOR rate plus 0.32% per annum, and have a stated maturity date of November 2005. Net proceeds of the offering were used to repay a portion of the outstanding debt under our senior secured credit facility. The transaction did not meet the criteria for sales accounting under Statement of Financial Accounting Standards No. ("SFAS") 140 and therefore is accounted for on our balance sheet as a secured borrowing. The purpose of the transaction was to lower our interest expense and diversify funding sources. The notes were issued in a private placement transaction in accordance with Rule 144A under the Securities Act.

     Under the securitization arrangement, collections on receivables remaining after payment of interest and fees relating to the notes are used to purchase new receivables from Levi Strauss & Co. The securitization agreements provide that, in specified cases, the collections will not be released but will instead be deposited and used to pay the principal amount of the notes. Those circumstances include, among other things, failure to maintain the required level of overcollaterization due to deterioration in the credit quality, or overconcentration or dilution in respect of, the receivables, failure to pay interest or other amounts which is not cured, breaches of covenants, representations and warranties or events of bankruptcy relating to us and certain of our subsidiaries. Non-release of collections in these limited circumstances could have an adverse effect on our liquidity.

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

      On August 31, 2001, Moody's Investors Service downgraded the ratings of both our senior secured credit facility and our senior unsecured notes. The senior secured credit facility was downgraded to "Ba3" from "Ba2" and the senior unsecured notes were downgraded to "B2" from "Ba3" with a negative outlook primarily due, according to Moody's, to our declining sales and excess inventory. As of November 25, 2001, inventory decreased $42.1 million compared to the balance reported as of November 26, 2000.

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

FOREIGN EXCHANGE MANAGEMENT

     We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001 (see "New Accounting Standards" below.) SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. We manage our foreign currency exposures primarily to maximize the U.S. dollar value over the long term. We attempt to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. For derivative instruments not qualifying for hedge accounting, changes in fair value are classified into earnings. We use a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties and cash management. We hold derivative positions only in currencies to which we have exposure. We have established a policy for a maximum allowable level of losses that may occur as a result of our currency exposure management activities. The maximum level of loss is based on a percentage of the total forecasted currency exposure being managed.

INTEREST RATE MANAGEMENT

     We are exposed to interest rate risk. It is our policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. For transactions that do not qualify for hedge accounting or in which management has elected not to designate transactions for hedge accounting, changes in fair value are classified into earnings.

EFFECTS OF INFLATION

     We believe that the relatively moderate rates of inflation which have been experienced in the regions where most of our sales occur have not had a significant effect on our net sales or profitability.

EURO CONVERSION

     On January 1, 1999, eleven European Union member states (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) adopted the euro as their common national currency. On January 1, 2001, Greece adopted the euro as its common national currency. Until January 1, 2002, either the euro or a participating country's national currency was accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins were issued, and by March 1, 2002, only the euro will be accepted as legal tender.

     We have a multi-functional euro project team responsible for ensuring our ability to operate effectively during the euro transition phase and through final euro conversion. Our total program costs as of November 25, 2001 are not material. We have developed marketing and pricing strategies for implementation throughout the more open European market.

     We were able to make and receive payments in euros and convert financial and information technology systems to be able to use euros as the base currency in relevant markets prior to January 1, 2002. Based on the analysis and actions taken to date, we do not expect the euro conversion to materially affect our consolidated financial position, results of operations or cash flow.

NEW ACCOUNTING STANDARDS

     We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. Due to the adoption of SFAS 133, we reported a net transition gain in other income/expense for fiscal year 2001 of $87 thousand. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on results of operations. In addition, we recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income.

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

     The Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets," dated June 2001, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. We will adopt the provisions of SFAS 142 on the first day of fiscal year 2003. Amortization expense for fiscal year 2001 was $10.7 million. We are currently evaluating the impact adoption may have on our financial position and results of operations.

     The FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," dated August 2001. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. We will adopt the provisions of SFAS 144 on the first day of fiscal year 2003 and we are currently evaluating the impact SFAS 144 may have on our financial position and results of operations.

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

     Our bank credit facilities mature in August 2003 and our 6.80% notes due 2003 mature in November 2003, at which time we will be required to repay or refinance those borrowings. We cannot provide assurance that we will be able to obtain replacement financing at that time or that any available replacement financing will be on terms acceptable to us. If we are unable to obtain acceptable replacement financing, we will not be able to satisfy our obligations under our bank credit facilities or notes due 2003 and may be required to take other actions to avoid defaulting on those facilities, including selling assets or surrendering assets to our lenders, which would not otherwise be in our long-term economic interest.

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

     Because our bank credit facilities are secured obligations, failure to comply with the terms of our bank credit facilities or our inability to pay our lenders at maturity would entitle those lenders immediately to foreclose on most of our assets, including our trademarks and the capital stock of all of our U.S. and most of our foreign subsidiaries, and the assets of our material U.S. subsidiaries, which serve as collateral. In that event, those secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, and, lastly, to the holders of our capital stock. In addition, we have a receivables securitization facility relating to our U.S. customer receivables. Under that facility, an indirect subsidiary of ours issued notes secured by U.S. trade receivables sold by us to the subsidiary on an ongoing basis. The subsidiary owns the receivables and the transaction is designed to minimize the risk that the receivables would be subject to claims by our creditors in the event of a bankruptcy case.

     Holders of the notes due 2003, 2006 and 2008 are creditors of Levi Strauss & Co. and not of our subsidiaries. The ability of our creditors to participate in any distribution of assets of any of our subsidiaries upon liquidation or bankruptcy will be subject to the prior claims of that subsidiary's creditors, including trade creditors, and any prior or equal claim of any equity holder of that subsidiary. In addition, the ability of our creditors to participate in distributions of assets of our subsidiaries will be limited to the extent that the outstanding shares of capital stock of any of our subsidiaries are either pledged to secure other creditors, such as under our bank credit facilities, or are not owned by us. As a result, creditors receive less, proportionately, than our secured creditors and the creditors of our subsidiaries.

IF OUR FOREIGN SUBSIDIARIES ARE UNABLE TO DISTRIBUTE CASH TO US WHEN NEEDED, WE MAY BE UNABLE TO SATISFY OUR OBLIGATIONS UNDER THE NOTES.

     We conduct our foreign operations through foreign subsidiaries, which in fiscal year 2001 accounted for approximately 38% of our net sales. As a result, we depend in part upon dividends or other intercompany transfers of funds from our foreign subsidiaries for the funds necessary to meet our debt service obligations. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies absent special conditions, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us.

RISKS RELATING TO THE INDUSTRY IN WHICH WE COMPETE

THE WORLDWIDE APPAREL INDUSTRY IS HEAVILY INFLUENCED BY GENERAL ECONOMIC CYCLES.

      Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders, a condition we experienced in 2001 in the U.S. and which may continue in 2002. As a result, any substantial deterioration in general economic conditions or increases in interest rates, or terrorist or political events that diminish consumer spending and confidence, in any of the regions in which we compete, could adversely affect the sales of our products.

WE FACE INTENSE COMPETITION IN THE WORLDWIDE APPAREL INDUSTRY.

     We face a variety of competitive challenges from other domestic and foreign jeanswear marketers, fashion-oriented apparel marketers, specialty retailers and retailers of private label jeanswear and casual apparel products, some of which have greater financial and marketing resources than we do. We compete with these companies primarily on the basis of:

     o developing innovative, high-quality products in fits, finishes, fabrics and performance features that appeal to a broad range of consumers;

     o anticipating and responding to changing consumer demands in a timely manner;

     o    maintaining favorable brand recognition;

     o generating better economics for our customers in terms of sales and margins;

     o ensuring product availability through effective planning and replenishment collaboration with retailers;

     o    offering competitively priced products;

     o    providing strong and effective marketing support; and

     o obtaining sufficient retail floor space and effective presentation of products at retail.

     Increased competition in the worldwide apparel industry, including from international expansion of vertically-integrated specialty stores and mass merchants and from Internet-based competitors, could reduce our sales and prices and adversely affect our results of operations.

THE WORLDWIDE APPAREL INDUSTRY IS EXPERIENCING PRICE DEFLATION.

      The worldwide apparel industry continues to experience price deflation. The deflation is attributable to weak economic conditions, increased competition, increased product sourcing in lower cost countries, growth of the mass merchant channel of distribution, emerging commoditization of the khaki market in the U.S. and increased value-consciousness on the part of consumers. Downward pressure on prices may:

     o    limit our ability to maintain or improve gross margins;

     o increase customer demands for allowances, margin assistance and other forms of economic support that could adversely affect our profitability; and

     o increase pressure on us to further reduce our cost of goods and our operating expenses.

      Because of our high debt level, we may be less able to respond effectively to these developments than our competitors who have less financial leverage.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO OFFER INNOVATIVE
PRODUCTS.

      Our success depends in large part on our ability to develop, market and deliver innovative, exciting products that appeal to multiple consumer segments at a range of price points. Any failure on our part to develop innovative products, update core products or anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products, limit sales growth and leave us with a substantial amount of unsold inventory. If we do have such inventory, we may be forced to rely on markdowns, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. The exposure of our business to changes in consumer preferences is heightened by our increasing reliance on offshore manufacturers, as offshore outsourcing may increase lead times between production decisions and customer delivery.

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

RISKS RELATING TO OUR BUSINESS

WE MAY BE UNABLE TO REVERSE OR RECOVER FROM CONTINUING DECLINES IN SALES WHICH HAVE IMPAIRED OUR COMPETITIVE AND FINANCIAL POSITIONS.

     Our business has declined in recent years. Net sales declined from $7.1 billion in 1996 to $4.3 billion in 2001, a decrease of 40%. Our market research indicated that we experienced significant brand equity and market position erosion in all of the regions in which we operate. Our declining business, and the actions we took in response to that decline, prevented us from repaying the substantial debt we incurred in the 1996 transaction as quickly as we then intended. As a result, our financial condition remains highly leveraged, reducing our operating flexibility and impairing our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable financial leverage.

     In response to these trends, we have made substantial strategic, operational and management changes. We do not know whether those changes will have the desired effect on our worldwide operations or on the financial results of any of our operating regions.

WE MAY BE UNABLE TO MAINTAIN OR INCREASE OUR SALES THROUGH OUR CURRENT DISTRIBUTION CHANNELS.

     In the U.S., chain stores and department stores are currently the primary distribution channels for our products. We may be unable to increase sales of our apparel products through these distribution channels, since other channels, including vertically integrated specialty stores and mass merchants, account for most of the growth in jeanswear and casual wear sales in the U.S. Our lack of a substantial presence in the vertically integrated specialty store market, where companies such as Gap Inc., Abercrombie & Fitch Co. and American Eagle Outfitters compete, weakens our ability to market to younger consumers. Moreover, we do not sell products to mass merchants in the U.S., such as Wal-Mart Stores, Inc., the Target division of Target Corporation and Kmart Corporation, a distribution channel that continues to increase its share of overall retail spending, as well as its share of jeanswear and casual wear sales. At the same time, entry or expansion into distribution channels requires investment, imposes new capability and service requirements and creates the risk of reduced sales and support from existing customers.

     In Europe we depend heavily on independent jeanswear retailers, which account for approximately half of our sales in that region. Independent retailers in Europe have experienced increasing difficulty competing against large department stores and increasingly prevalent vertically integrated specialty stores. Further declines in the independent retailer channel may adversely affect the sales of our products in Europe.

     In Asia, we experienced declines in our core department stores channels in Japan and Australia, our two largest businesses in the region. Our business in Japan experienced a number of customer bankruptcies and we face increasing pressure to open new distribution throughout the region.

     We also do not have a large portfolio of company-owned stores and Internet distribution channels possessed by some of our competitors. Although we own a small number of stores located in selected major urban areas, we operate those stores primarily as "flagships" for marketing and branding purposes and do not expect them to produce substantial unit volume or sales. As a result, we have less control than some industry competitors over the distribution and presentation at retail of our products, which we believe has adversely affected our performance and could make it more difficult for us to implement our strategy.

A GROUP OF KEY U.S. CUSTOMERS ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR SALES.

     Net sales to our ten largest customers, all of which are located in the U.S., totaled approximately 47% and 48% of total net sales during fiscal years 2001 and 2000. One customer, J. C. Penney Company, Inc., accounted for approximately 13% of our fiscal year 2001 net sales and 12% of our fiscal year 2000 net sales. Moreover, we believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect that trend to continue, including in Europe, Canada and Mexico.

     While we have long-standing customer relationships, we do not have long-term contracts with any of them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can be terminated by either party at any time. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. For example, several of our key retail customers in Japan filed for bankruptcy in fiscal year 2001.

     These and other financial problems of some of our retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables, limit our ability to collect amounts related to previous purchases by that customer, or result in required prepayment of our U.S. and European receivables securitization arrangements, all of which could harm our business and financial condition.

OUR REVENUES ARE DEPENDENT ON SALES OF JEANS PRODUCTS.

     Our revenues are derived mostly from sales of jeans products. Our Levi's(R) brand, which consists primarily of denim bottoms, generated approximately 75% of our total net sales in 2001. Sales of Levi's(R) brand products accounted for approximately 66% of net sales in the Americas, approximately 91% of net sales in Europe and approximately 95% of net sales in Asia Pacific. Our success is dependent on the strength of consumer demand for branded jeans products and our ability to continually develop, source and offer innovative jeans products of superior fit, finish and fabric at prices that generate acceptable margins for both us and for our retail customers.

     In addition, in many countries outside the U.S., the appeal of the brand and of Levi's(R) jeans products as a more fashionable, premium product together with the higher cost of doing business in those areas, and local retail and market conditions has resulted in higher prices for those products than in the U.S. The increasingly global business environment, the emergence of the Internet, the rise of mass merchants in multiple markets and other factors could contribute to increased price and value-consciousness on the part of consumers. Our success is dependent in part on our responding to these developments by offering products across a variety of price points targeted effectively to channel and consumer segments. Our inability to do so could have an adverse effect on our business and financial condition.

WE RELY ON INDEPENDENT MANUFACTURERS FOR MOST OF OUR PRODUCTION.

     Our reliance on independent manufacturers for the majority of our production could harm our operations. We depend upon our contract manufacturers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and overall profitability.

     We require contractors to meet our standards in terms of working conditions, environmental protection and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, any failure by our independent manufacturers to adhere to labor or other laws or appropriate labor or business practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

      We do not have long-term contracts with any of our independent manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time. In addition, the recent trend in the apparel industry towards outsourcing has intensified competition for quality contractors, some of which have long-standing relationships with our competitors. For example, in November 2001, our principal competitor in the U.S., VF Corporation, announced it was closing manufacturing facilities in the U.S. and increasing its use of contract manufacturers. Our reliance on independent manufacturers may increase in the next year. We are now discussing with our unions in the U.S. potential additional closures of manufacturing facilities in the U.S. and are consulting with union and employee representatives regarding a proposal to close two plants in Scotland. If we ultimately close facilities, our reliance on independent manufacturers will increase. To the extent we are not able to secure or maintain relationships with manufacturers that are able to fulfill our requirements, our business would be harmed.

WE RELY ON A FEW KEY SUPPLIERS FOR A LARGE PORTION OF OUR FABRIC PURCHASES.

     Three vendors, Cone Mills Corporation, Galey & Lord, Inc., including its Swift Denim subsidiary and Burlington Industries, Inc. supplied approximately 45% of our total volume of fabric purchases worldwide in 2001. Cone Mills, our largest supplier, supplies various fabrics to us and is the sole supplier of the denim used for our 501(R) jeans. Purchases from Cone Mills accounted for approximately 25% of our total fabric purchases in 2001. Our supply agreement with Cone Mills provides for a rolling five-year term unless either Cone Mills or we elect not to extend the agreement, upon which the agreement will terminate at the end of the then-current term. Cone Mills and we may also terminate the agreement in the event of bankruptcy or insolvency of the other party or a material breach by the other that is not cured within a specified time period. We may also terminate the agreement at any time upon 30 days notice to Cone Mills.

     The U.S. textile industry had a very difficult year in 2001. The slowdown in the retail market and competition from foreign mills has resulted in a significant drop in demand for U.S. produced fabrics and a deterioration of mill profit margins. Several U.S. mills have filed for bankruptcy protection. Burlington Industries, Inc., our third largest supplier, filed for bankruptcy protection on November 15, 2001.

     We do not have long-term supply agreements with any principal suppliers other than Cone Mills, and we compete with other apparel companies for supply capacity. We cannot provide assurance that we will be able to obtain adequate supply if there occurs a significant disruption in any of our supplier relationships, including any disruption caused by a change of control, bankruptcy or other financial or operating difficulty of any of our suppliers, or in the markets for the fabrics we purchase, including disruptions arising from mill closures or consolidation resulting from excess industry capacity or otherwise. Any of those disruptions could impair our ability to deliver products to customers in a timely manner and harm our business.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO EXECUTE MULTIPLE INITIATIVES AT THE SAME TIME.

     We are engaging in a number of major activities at the same time including:

     o    rationalizing and updating our product lines;

     o    broadening price points in all regions where we compete;

     o initiating substantial changes in our information systems in the U.S. and Asia;

     o rolling out new collaborative account planning, replenishment and marketing programs with customers;

     o making organizational changes in the U.S. and Japan to reflect product line and sales strategies; and

     o    considering potential plant closures in the U.S. and Scotland.

     Our ability to execute multiple initiatives in a difficult retail environment with minimal business disruption is dependent on the strength of our planning, the quality of integration across business functions and the success of our management team in leading and motivating our employees. We cannot provide assurance that we will be able to execute successfully all of these initiatives.

WE HAVE RECENTLY MADE SUBSTANTIAL CHANGES IN OUR MANAGEMENT TEAM.

     We made substantial changes in our management team in the last year. The president of our Americas business left us in February 2001 after 10 months in the position. Philip Marineau, our Chief Executive Officer, is now the acting president of the Americas. We appointed new leaders of our U.S. Levi's(R) brand, our European Levi's(R) brand, our European Dockers(R) brand and our U.S. sales organization. We cannot provide assurance that our management team will be able to work together successfully to execute our strategy, and our business and financial condition may suffer if they fail to do so.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO STRENGTHEN OUR INTERNAL CAPABILITIES AND HUMAN RESOURCES.

     We need talent, skills and experience in a number of areas including core business activities. Our success is dependent upon strengthening our internal capabilities, including our management bench strength, across our business and at a rapid pace. An inability to retain and attract qualified personnel or the loss of any of our current key executives could harm our business. Our ability to retain and attract qualified employees has been adversely affected by the San Francisco location of our corporate and Americas headquarters due to the high cost of living in the San Francisco area. Other factors that have affected our ability to retain and attract employees include the disruption associated with our restructuring initiatives and our deteriorating financial position in recent years.

OUR SUCCESS DEPENDS ON THE CONTINUED PROTECTION OF OUR TRADEMARKS AND OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

     Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss or inability to enforce trademarks and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights on a worldwide basis. We cannot provide assurance that our efforts to establish and protect our trademarks and other proprietary intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Moreover, we cannot provide assurance that others will not assert rights in, or ownership of, our trademarks and other proprietary intellectual property or that we will be able to successfully resolve those claims. In addition, the laws of some foreign countries may not allow us to protect our proprietary rights to the same extent as we do in the U.S. and other countries. Because our brand recognition is such an important part of our strategy, we are especially dependent upon the protection of our trademarks.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO POLITICAL AND ECONOMIC RISKS.

     In fiscal year 2001, we generated approximately 38% of our net sales outside the U.S., and a substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

     o    political and economic instability;

     o    exchange controls;

     o    language and other cultural barriers;

     o    less-protective laws relating to intellectual property;

     o    foreign tax treaties and policies; and

     o    restrictions on the transfer of funds to or from foreign countries.

     Our reported financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates. For example, during fiscal year 2001, changes in foreign currency rates, particularly the euro, were responsible for the entire net sales decline from the prior year period for our Europe division. If currency exchange rates were unchanged from the prior year period, net sales for fiscal year 2001 would have increased approximately 1% for our Europe division. Approximately $85.3 million of the decrease in total net sales for fiscal year 2001, as compared to the same period in 2000, was due to the effects of translating non-U.S. currency reported sales results into U.S. dollars.

OUR EARNINGS MAY FLUCTUATE BECAUSE OF OUR EXPOSURE MANAGEMENT POLICIES.

     We manage our foreign currency exposures in a way that makes it unlikely that we will obtain hedge accounting treatment for all of our exposure management activities due to the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We take a long-term view of managing our exposures on an economic basis. We use forecasts to develop exposure positions and engage in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all of our exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment under SFAS 133. We are required to record the changes in the market values of those exposure management instruments that do not qualify for hedge accounting treatment in income and, as a result, our earnings may be subject to volatility.

OUR APPROACH TO CORPORATE GOVERNANCE MAY LEAD US TO TAKE ACTIONS THAT CONFLICT WITH OUR CREDITORS' INTERESTS AS HOLDERS OF NOTES.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     We are exposed to market risk primarily related to foreign exchange, interest rates and the price of cotton. We actively manage foreign currency and interest rate risks with the objective of reducing fluctuations in actual and anticipated cash flows by entering into a variety of derivative instruments including spot, forwards, options and swaps. We currently do not manage our exposure to the price of cotton with derivative instruments.

FOREIGN EXCHANGE RISK

     Foreign exchange market risk exposures are primarily related to cash management activities, raw material and finished goods purchases, net investment positions and royalty flows from affiliates.

     The following table presents notional amounts, average exchange rates and fair values for forward and swap contracts by currency. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date. A positive amount represents a long position in U.S. dollar versus the exposure currency, while a negative amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. The unrealized gain (loss) is the fair value of the outstanding position. The average forward rate is the forward rate weighted by the total of the transacted amounts. All transactions will mature before January 2003.



                    OUTSTANDING FORWARD AND SWAP TRANSACTIONS
                   (DOLLARS IN THOUSANDS EXCEPT AVERAGE RATES)

                                                                                      AS OF        AS OF
                                                                                   NOVEMBER 25,  NOVEMBER 26,
              CURRENCY                                      DATA                       2001          2000
              --------                                      ----                   ------------  ------------

Australian Dollar.......................... Notional amount                             $24,488        $3,522
                                            Unrealized loss                                (629)          (23)
                                            Average forward rate                           0.51          0.52

Argentine Peso............................. Notional amount                              $1,847        $3,151
                                            Unrealized loss                                (116)          (51)
                                            Average forward rate                           0.94          0.65

Canadian Dollar............................ Notional amount                             $12,713       $11,021
                                            Unrealized gain (loss)                          334           (41)
                                            Average forward rate                           1.57          1.56

Swiss Franc................................ Notional amount                            $(11,996)      $(8,426)
                                            Unrealized loss                                 (19)           (8)
                                            Average forward rate                           1.66          1.80

Danish Krona............................... Notional amount                             $11,879            --
                                            Unrealized loss                                (133)           --
                                            Average forward rate                           0.12            --

Euro  ..................................... Notional amount                            $180,309       $69,045
                                            Unrealized gain                               8,662         5,439
                                            Average forward rate                           0.89          0.83

British Pound.............................. Notional amount                            $114,831       $65,862
                                            Unrealized gain                                 805         1,413
                                            Average forward rate                           1.42          1.43

Greek Drachma.............................. Notional amount                                  --        $1,689
                                            Unrealized gain                                  --           103
                                            Average forward rate                             --        398.40

Hungarian Forint .......................... Notional amount                              $5,867            --
                                            Unrealized gain                                  46            --
                                            Average forward rate                            227            --

Japanese Yen............................... Notional amount                             $43,283       $54,168
                                            Unrealized gain                               4,029         2,198
                                            Average forward rate                         120.48        107.57

Mexican Peso............................... Notional amount                              $7,095        $1,511
                                            Unrealized loss                                (133)         (194)
                                            Average forward rate                           9.36          9.80

Norwegian Krona............................ Notional amount                              $5,730            --
                                            Unrealized loss                                 (55)           --
                                            Average forward rate                           9.02            --

New Zealand Dollar......................... Notional amount                             $(3,008)      $(1,681)
                                            Unrealized gain (loss)                           26            (2)
                                            Average forward rate                           0.41          0.40






Swedish Krona.............................. Notional amount                             $54,209       $54,630
                                            Unrealized gain                                 829           501
                                            Average forward rate                          10.63         10.16

Singapore Dollar........................... Notional amount                             $(8,269)           --
                                            Unrealized loss                                 (96)           --
                                            Average forward rate                           1.81            --

Taiwan Dollar.............................. Notional amount                             $ 3,979            --
                                            Unrealized loss                                 (38)           --
                                            Average forward rate                          34.86            --

South African Rand......................... Notional amount                             $ 2,808       $ 3,482
                                            Unrealized gain                                 285           258
                                            Average forward rate                           9.57          7.24
                                                                                        -------       -------
     Total Unrealized Gain.................                                             $13,797       $ 9,593
                                                                                        =======       =======



     The following table presents notional amounts, average strike rates and fair values of outstanding foreign currency options. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date should the option be exercised. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. The market value is the fair value of the option transaction reported in our financial statements. The average strike rate is weighted by the total of the notional amounts. All transactions will expire before January 2003.



                        OUTSTANDING OPTIONS TRANSACTIONS
                   (DOLLARS IN THOUSANDS EXCEPT AVERAGE RATES)


                                                                                      AS OF        AS OF
                                                                                   NOVEMBER 25,  NOVEMBER 26,
              CURRENCY                                      DATA                       2001          2000
              --------                                      ----                   ------------  ------------

Australian Dollar..............................Notional amount                               --      $ 12,750
                                               Market value                                  --            75
                                               Average strike rate                           --          0.52

Canadian Dollar................................Notional amount                         $(44,000)     $ 10,000
                                               Market value                                  (3)          158
                                               Average strike rate                         1.57          1.53

Euro...........................................Notional amount                          $61,344      $634,588
                                               Market value                               4,559         5,091
                                               Average strike rate                         0.89          0.88

British Pound..................................Notional amount                               --      $ (8,444)
                                               Market value                                  --            --
                                               Average strike rate                           --          1.32

Japanese Yen...................................Notional amount                               --      $ 20,000
                                               Market value                                  --         1,041
                                               Average strike rate                           --        109.18

Mexican Peso...................................Notional amount                               --      $  5,000
                                               Market value                                  --           (76)
                                               Average strike rate                           --          9.84

Swedish Krona..................................Notional amount                          $21,673            --
                                               Market value                                (242)           --
                                               Average strike rate                        11.12            --

South African Rand.............................Notional amount                          $ 5,000          $ --
                                               Market value                                  14            --
                                               Average strike rate                         9.76          7.69
                                                                                        -------       -------

     Total Market Value........................                                         $ 4,328       $ 6,289
                                                                                        =======       =======



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



                   INTEREST RATE TABLE AS OF NOVEMBER 25, 2001
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

                                                                        YEAR ENDED
                                ------------------------------------------------------------------------------------------
                                                                                                                   FAIR
                                                                                                                   VALUE
                                   2001         2002        2003       2004       2005       2006       2007       2001
                                ----------   ----------   --------   --------   --------   --------   --------   ---------

DEBT INSTRUMENTS

Fixed Rate (US$)...........     $1,244,705   $1,224,774   $868,571   $861,571   $830,000   $380,000   $380,000   $ 985,523
  Average Interest Rate....           8.36%        8.45%      9.11%      9.11%      9.12%     11.63%     11.63%         --

Fixed Rate (Yen 20 billion).    $  164,413   $  164,413   $164,413   $164,413   $164,413   $164,413   $164,413   $ 113,115
  Average Interest Rate....          4.25%         4.25%      4.25%      4.25%      4.25%      4.25%      4.25%         --

Fixed Rate (Euro 125 million)   $  114,378   $  110,250   $110,250   $110,250   $110,250   $110,250   $110,250   $  85,719
  Average Interest Rate....          11.63%       11.63%     11.63%     11.63%     11.63%     11.63%     11.63%         --

Variable Rate (US$)........     $  401,429   $  147,076   $ 25,741   $ 24,365         --         --         --   $ 401,429
  Average Interest Rate*...           6.84%        4.21%      7.59%      7.59%        --         --         --          --

Variable Rate (Euro).......     $   41,366   $   41,366   $ 41,366         --         --         --         --   $  41,366
  Average Interest Rate*...           4.03%        4.03%      4.03%        --         --         --         --          --


INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS
  RELATED TO DEBT

Interest Rate Options
Combination Pay fix 8.10%/Pay
fix 6.72% vs. Receive 3 month
LIBOR                           $   75,000           --         --         --         --         --         --   $   (614)

Collar = Locked fixed payer rate
in average 6.75%-7.20% range    $  200,000           --         --         --         --         --         --   $ (1,652)


______________

*Assumes no change in short-term interest rates




                   INTEREST RATE TABLE AS OF NOVEMBER 26, 2000
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)


                                                                        YEAR ENDED
                                ------------------------------------------------------------------------------------------
                                                                                                                   FAIR
                                                                                                                   VALUE
                                   2000         2001        2002       2003       2004       2005       2006       2000
                                ----------   ----------   --------   --------   --------   --------   --------   ---------

DEBT INSTRUMENTS

Fixed Rate (US$)...........     $  856,637   $  850,548   $844,774   $488,465   $481,571   $450,000         --  $  684,486
  Average Interest Rate....           7.05%        7.03%      7.02%      7.15%      7.13%      7.00%        --          --

Fixed Rate (Yen 20 billion).    $  184,043   $  184,043   $184,043   $184,043   $184,043   $184,043   $184,043  $  133,945
  Average Interest Rate....           4.25%        4.25%      4.25%      4.25%      4.25%      4.25%      4.25%         --

Variable Rate (US$)........     $1,071,185   $1,069,417   $ 68,143   $ 56,889   $ 24,365         --         --  $1,071,185
  Average Interest Rate*...           8.85%        8.85%      7.64%      8.06%      9.68%        --         --          --


INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS
  RELATED TO DEBT

Interest Rate Options
Collar = Locked fixed payer rate
in 6.72%-7.20% range/Receive
variable 3 month LIBOR,
combined with Receive 8.25%
fix/Pay variable 3 month LIBOR  $   75,000   $   75,000         --         --         --         --         --  $      (85)

Combination Pay fix 7%/
Receive fix 8%  vs variable 3
month LIBOR                     $   75,000   $   75,000         --         --         --         --         --  $        2

Combination Pay fix 8.10%/ Pay
fix 6.72% vs Receive 3 month
LIBOR                           $   75,000   $   75,000         --         --         --         --         --  $     (170)

Collar = Locked fixed payer rate
in average 6.75%-7.20% range    $  200,000   $   200,000        --         --         --         --         --  $     (537)


______________

*Assumes no change in short-term interest rates


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Levi Strauss & Co.:

     We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. (a Delaware corporation) and subsidiaries as of November 25, 2001 and November 26, 2000, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three fiscal years in the period ended November 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. and subsidiaries as of November 25, 2001 and November 26, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 25, 2001 in conformity with accounting principles generally accepted in the United States.

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


                               ARTHUR ANDERSEN LLP

San Francisco, California
December 21, 2001 (except with respect to the matters discussed in Note 20, as to which the date is January 29, 2002).



                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  NOVEMBER 25,  NOVEMBER 26,
                                                                                                      2001          2000
                                                                                                  ------------  ------------

                                             ASSETS
Current Assets:
     Cash and cash equivalents ...............................................................    $   102,831   $   117,058
     Trade receivables, net of allowance for doubtful accounts of $26,666 in 2001 and
       $29,717 in 2000........................................................................        621,224       660,128
     Inventories:
         Raw materials........................................................................         97,261       120,760
         Work-in-process......................................................................         50,499        84,871
         Finished goods.......................................................................        462,417       446,618
                                                                                                  -----------   -----------
              Total inventories...............................................................        610,177       652,249
     Deferred tax assets......................................................................        189,958       250,817
     Other current assets.....................................................................        110,252       168,621
                                                                                                  -----------   -----------
              Total current assets............................................................      1,634,442     1,848,873
Property, plant and equipment, net of accumulated depreciation of $527,647 in 2001 and
   $495,986 in 2000...........................................................................        514,711       574,039
Goodwill and other intangibles, net of accumulated amortization of $175,603 in 2001 and
   $164,826 in 2000...........................................................................        254,233       264,956
Non-current deferred tax assets...............................................................        484,260       439,692
Other assets..................................................................................         95,840        78,168
                                                                                                  -----------   -----------
              TOTAL ASSETS....................................................................    $ 2,983,486   $ 3,205,728
                                                                                                  ===========   ===========


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current maturities of long-term debt and short-term borrowings...........................    $   162,944   $   231,290
     Accounts payable.........................................................................        234,199       268,473
     Restructuring reserves...................................................................         45,220        71,595
     Accrued liabilities......................................................................        301,620       395,660
     Accrued salaries, wages and employee benefits............................................        212,728       257,021
     Accrued taxes............................................................................         26,475        69,772
                                                                                                  -----------   -----------
              Total current liabilities.......................................................        983,186     1,293,811
Long-term debt, less current maturities.......................................................      1,795,489     1,895,140
Postretirement medical benefits...............................................................        544,476       545,574
Long-term employee related benefits...........................................................        384,751       358,849
Long-term tax liabilities.....................................................................        174,978       166,854
Other long-term liabilities...................................................................         16,402        20,588
Minority interest ............................................................................         20,147        23,485
                                                                                                  -----------   -----------
              Total liabilities...............................................................      3,919,429     4,304,301
                                                                                                  -----------   -----------

Stockholders' Deficit:
     Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238 shares
       issued and outstanding.................................................................            373           373
     Additional paid-in capital...............................................................         88,808        88,808
     Accumulated deficit......................................................................     (1,020,860)   (1,171,864)
     Accumulated other comprehensive loss.....................................................         (4,264)      (15,890)
                                                                                                  -----------   -----------
              Stockholders' deficit...........................................................       (935,943)   (1,098,573)
                                                                                                  -----------   -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....................................    $ 2,983,486   $ 3,205,728
                                                                                                  ===========   ===========

                    The accompanying notes are an integral part of these financial statements.




                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                             NOVEMBER 25,   NOVEMBER 26,    NOVEMBER 28,
                                                                 2001           2000            1999
                                                             -----------    -----------     -----------

Net sales..................................................  $ 4,258,674    $ 4,645,126     $ 5,139,458
Cost of goods sold.........................................    2,461,198      2,690,170       3,180,845
                                                             -----------    -----------     -----------
     Gross profit..........................................    1,797,476      1,954,956       1,958,613
Marketing, general and administrative expenses.............    1,355,885      1,481,718       1,629,845
Other operating (income)...................................      (33,420)       (32,380)        (24,387)
Excess capacity/restructuring charges (reversals)..........       (4,286)       (33,144)        497,683
Global Success Sharing Plan (reversal).....................           --             --        (343,873)
                                                             -----------    -----------     -----------
     Operating income......................................      479,297        538,762         199,345
Interest expense...........................................      230,772        234,098         182,978
Other (income) expense, net................................        8,836        (39,016)          7,868
                                                             -----------    -----------     -----------
     Income before taxes...................................      239,689        343,680           8,499
Provision for taxes........................................       88,685        120,288           3,144
                                                             -----------    -----------     -----------
     Net income............................................  $   151,004    $   223,392     $     5,355
                                                             ===========    ===========     ===========
Earnings per share-- basic and diluted.....................  $      4.05    $      5.99     $      0.14
                                                             ===========    ===========     ===========

Weighted-average common shares outstanding.................   37,278,238     37,278,238      37,278,238
                                                             ===========    ===========     ===========


                    The accompanying notes are an integral part of these financial statements.




                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                                                        ACCUMULATED
                                                             ADDITIONAL                     OTHER
                                                    COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK    CAPITAL       DEFICIT     INCOME (LOSS)      DEFICIT
                                                    ------   ----------   -----------   -------------   -------------

BALANCE AT NOVEMBER 29, 1998.....................   $  373      $88,812   $(1,400,611)       $ (2,321)    $(1,313,747)
                                                    ------      -------   -----------        --------     -----------

Net income.......................................       --           --         5,355              --           5,355
Other comprehensive income (net of tax)..........       --           --            --          19,830          19,830
                                                    ------      -------   -----------        --------     -----------
Total comprehensive income.......................       --           --         5,355          19,830          25,185
                                                    ------      -------   -----------        --------     -----------
BALANCE AT NOVEMBER 28, 1999.....................      373       88,812    (1,395,256)         17,509      (1,288,562)
                                                    ------      -------   -----------        --------     -----------
Treasury stock...................................       --           (4)           --              --              (4)
                                                    ------      -------   -----------        --------     -----------
Net income.......................................       --           --       223,392              --         223,392
Other comprehensive income (net of tax)..........       --           --            --         (33,399)        (33,399)
                                                    ------      -------   -----------        --------     -----------
Total comprehensive income.......................       --           --       223,392         (33,399)        189,993
                                                    ------      -------   -----------        --------     -----------
BALANCE AT NOVEMBER 26, 2000.....................      373       88,808    (1,171,864)        (15,890)     (1,098,573)
                                                    ------      -------   -----------        --------     -----------
Net income.......................................       --           --       151,004              --         151,004
Other comprehensive income (net of tax)..........       --           --            --          11,626          11,626
                                                    ------      -------   -----------        --------     -----------
Total comprehensive income.......................       --           --       151,004          11,626         162,630
                                                    ------      -------   -----------        --------     -----------
BALANCE AT NOVEMBER 25, 2001.....................   $  373      $88,808   $(1,020,860)       $ (4,264)    $  (935,943)
                                                    ======      =======   ===========        ========     ===========


                   The accompanying notes are an integral part of these financial statements.




                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                                  NOVEMBER 25,    NOVEMBER 26,   NOVEMBER 28,
                                                                                      2001            2000           1999
                                                                                  ------------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................     $   151,004      $  223,392    $     5,355
Adjustments to reconcile net cash provided by (used for) operating activities:
     Depreciation and amortization...........................................           80,619          90,981        120,102
     Gain on dispositions of property, plant and equipment...................           (1,017)        (24,683)        (3,802)
     Unrealized foreign exchange gains.......................................          (22,995)         (5,194)       (10,130)
     Decrease in trade receivables...........................................           30,541          54,032         57,643
     Decrease (increase) in income taxes receivable..........................               --          70,000        (70,000)
     Decrease (increase) in inventories......................................           41,933         (20,949)       106,979
     Decrease (increase) in other current assets.............................           71,416         (17,974)       (47,284)
     (Increase) decrease in other long-term assets...........................          (18,811)        (22,436)        18,572
     Decrease in net deferred tax assets.....................................           13,952          55,179         29,340
     (Decrease) increase in accounts payable and accrued liabilities.........         (123,404)         33,073         11,362
     (Decrease) increase in restructuring reserves...........................          (26,375)       (216,686)        43,630
     (Decrease) increase in accrued salaries, wages and employee benefits....          (44,316)         70,859        (22,974)
     (Decrease) increase in accrued taxes....................................          (43,587)         49,618        (32,640)
     Increase (decrease) in long-term employee related benefits..............           24,749          43,320       (376,204)
     Increase (decrease) in other long-term liabilities......................            3,155         (52,075)           149
     Other, net..............................................................            5,036         (24,531)        (3,870)
                                                                                   -----------      ----------    -----------
          Net cash provided by (used for) operating activities...............          141,900         305,926       (173,772)
                                                                                   -----------      ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment...................................          (22,541)        (27,955)       (61,062)
Proceeds from sale of property, plant and equipment..........................            5,773         114,048         69,455
(Increase) decrease in gains (losses) on net investment hedges...............             (462)         67,978         53,736
Other, net ..................................................................               --             152            228
                                                                                   -----------      ----------    -----------
          Net cash (used for) provided by investing activities...............          (17,230)        154,223         62,357
                                                                                   -----------      ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.....................................        1,913,872         376,196      1,462,052
Repayments of long-term debt.................................................       (2,044,560)       (903,371)    (1,230,145)
Net (decrease) increase in short-term borrowings.............................           (9,202)            118         (7,688)
Other, net ..................................................................               --              (5)            --
                                                                                   -----------      ----------    -----------
          Net cash (used for) provided by financing activities...............         (139,890)       (527,062)       224,219
                                                                                   -----------      ----------    -----------
Effect of exchange rate changes on cash......................................              993          (8,845)        (4,553)
                                                                                   -----------      ----------    -----------
          Net (decrease) increase in cash and cash equivalents.........                (14,227)        (75,758)       108,251
Beginning cash and cash equivalents..........................................          117,058         192,816         84,565
                                                                                   -----------      ----------    -----------
ENDING CASH AND CASH EQUIVALENTS.............................................      $   102,831      $  117,058    $   192,816
                                                                                   ===========      ==========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest................................................................      $   182,156      $  202,355    $   172,688
     Income taxes............................................................          110,354          56,982         82,675
     Restructuring initiatives...............................................           22,089         183,542        416,123

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

     The Company's fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2001, 2000 and 1999 fiscal years consisted of 52 weeks and ended November 25, 2001, November 26, 2000 and November 28, 1999, respectively. The fiscal year end for certain foreign subsidiaries is November 30 due to certain local statutory requirements. All references to years relate to fiscal years rather than calendar years.

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

NATURE OF OPERATIONS

     The Company is one of the world's leading branded apparel companies with operations in more than 45 countries and sales in more than 100 countries. The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children, under the Levi's(R) and Dockers(R) brands. The Company markets its Levi's(R) and Dockers(R) brand products in three geographic regions: the Americas, Europe and Asia Pacific.

      The stockholders' deficit resulted from a 1996 transaction in which the Company's stockholders created new long-term governance arrangements, including a voting trust and stockholders agreement. As a result, shares of stock of a former parent company, Levi Strauss Associates Inc., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash. The funding for the cash payments in this transaction was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities. The Company's ability to satisfy its obligations and to reduce its total debt depends on the Company's future operating performance and on economic, financial, competitive and other factors, many of which are beyond the Company's control.

     The Company relies on a number of suppliers for its manufacturing processes, particularly Cone Mills Corporation, which has been and remains the sole supplier of the denim used for 501(R) jeans through the Company's only long-term supply contract. In 2001, 2000 and 1999, Cone Mills Corporation supplied approximately 25%, 26% and 22%, respectively, of the total volume of fabrics purchased worldwide by the Company. The loss of Cone Mills Corporation or other principal suppliers could have an adverse effect on the Company's results of operations.

     For 2001, 2000 and 1999, the Company had one customer that represented approximately 13%, 12% and 11%, respectively, of net sales. No other customer accounted for more than 10% of net sales. A group of key U.S. customers accounts for a significant portion of the Company's total net sales. Net sales to the Company's ten largest customers, all of which are located in the U.S., totaled approximately 47%, 48% and 46% of total net sales during fiscal years 2001, 2000 and 1999, respectively.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     Most of the Company's production and distribution employees in the U.S. are covered by various collective bargaining agreements. Outside the U.S., most of the Company's production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. The Company considers its relations with its employees to be good and has not recently experienced any material job actions or labor shortages. As of November 25, 2001, the Company employed approximately 16,700 employees. Approximately 65% of the Company's employees are covered by collective bargaining agreements, of which about 33% will expire within one year. The Company is now discussing with its unions in the U.S. potential closures of manufacturing facilities in the U.S. and is consulting with union and employee representatives regarding a proposal to close two plants in Scotland. (SEE NOTE 20 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

REVENUE RECOGNITION

     Revenue from the sale of products is recognized upon shipment of products to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retailer promotions and incentives have not been materially different from estimates.

ADVERTISING COSTS

     In accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs," the Company expenses advertising costs as incurred. Advertising expense is recorded in marketing, general and administrative expenses. For fiscal years 2001, 2000 and 1999 total advertising expense was $357.3 million, $402.7 million and $490.2 million, respectively.

OTHER OPERATING INCOME

     Royalties from sales of merchandise by licensees of our trademarks are recognized when earned and are recorded in other operating income.

MINORITY INTEREST

     Minority interest is included in other income/expense, net, and includes a 16.4% minority interest of Levi Strauss Japan K.K., the Company's Japanese affiliate, and a 49.0% minority interest of Levi Strauss Istanbul Konfeksigon, the Company's Turkish affiliate.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of common shares that could potentially be issued. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all potential dilutive common shares. The Company does not have any potentially dilutive shares. Therefore, basic and diluted EPS are the same. The weighted-average number of common shares outstanding is 37,278,238 for all periods presented.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates fair market value.

INVENTORY VALUATION

     Inventories are valued at the lower of average cost or market value and include materials, labor and manufacturing overhead. In determining inventory values, the Company gives substantial consideration to the expected product selling price.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and computers, and are depreciated over a range from three to 20 years.

     The Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in the first quarter of fiscal year 2000. SOP 98-1 requires certain costs for computer software developed or obtained for internal use to be capitalized. Capitalized software is carried at cost less accumulated amortization and is amortized over three years on a straight-line basis.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangibles are carried at cost, less accumulated amortization. Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Goodwill is being amortized on a straight-line basis over 40 years through the year 2025. Other intangibles consist primarily of tradenames, which were valued as a result of the 1985 acquisition. Tradenames and other intangibles are being amortized over the estimated useful lives of the related assets, which range from six to 40 years. (SEE "NEW ACCOUNTING STANDARDS" BELOW ON THE ISSUANCE OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" FOR CHANGES IN FISCAL YEAR 2003.)

LONG-LIVED ASSETS

      In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. (SEE "NEW ACCOUNTING STANDARDS" BELOW ON THE ISSUANCE OF SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" FOR CHANGES IN FISCAL YEAR 2003.)

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

     The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies and certain other subsidiaries. The translation adjustments for these entities are included in other income/expense, net.

SELF-INSURANCE

     The Company is partially self-insured for workers' compensation and certain employee health benefits. Accruals for losses are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry. Actual losses could differ from accrued amounts.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

SECURITIZATIONS

      The Company accounts for securitization of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (SEE "NEW ACCOUNTING STANDARDS" BELOW ON THE ISSUANCE OF SFAS 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.")

FOREIGN EXCHANGE MANAGEMENT

     The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001 (see "New Accounting Standards" below). SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. The Company manages foreign currency exposures primarily to maximize the U.S. dollar value over the long term. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. For derivative instruments not qualifying for hedge accounting, changes in fair value are classified into earnings. The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties and cash management. The Company holds derivative positions only in currencies to which it has exposure. The Company has established a policy for a maximum allowable level of losses that may occur as a result of its currency exposure management activities. The maximum level of loss is based on a percentage of the total forecasted currency exposure being managed.

INTEREST RATE MANAGEMENT

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. For transactions that do not qualify for hedge accounting or in which management has elected not to designate transactions for hedge accounting, changes in fair value are classified into earnings.

NEW ACCOUNTING STANDARDS

     The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. Due to the adoption of SFAS 133, the Company reported a net transition gain in other income/expense for fiscal year 2001 of $87 thousand. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced other comprehensive income. (SEE NOTE 10 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

     The Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities," in fiscal year 2001. SFAS 140 revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. The adoption of SFAS 140 had no financial impact on the Company. (SEE NOTE 7 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

     The Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets," dated June 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. The Company will adopt the provisions of SFAS 142 on the first day of fiscal year 2003. Amortization expense for fiscal year 2001 was $10.7 million. The Company is currently evaluating the impact adoption may have on its financial position and results of operations.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     The FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," dated August 2001. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS 144 on the first day of fiscal year 2003 and is currently evaluating the impact SFAS 144 may have on its financial position and results of operations.


NOTE 2: OTHER COMPREHENSIVE INCOME

                                                                    TRANSITION
                                                                    ADJUSTMENTS
                                                                -------------------
                                                     MINIMUM     CASH       NET        CASH       NET
                                                     PENSION     FLOW    INVESTMENT    FLOW    INVESTMENT   TRANSLATION
                                                    LIABILITY   HEDGES     HEDGES     HEDGES     HEDGES     ADJUSTMENTS    TOTALS
                                                    ---------   ------   ----------   ------   ----------   -----------    ------
                                                                                    (DOLLARS IN THOUSANDS)

Accumulated other comprehensive income (loss)
  at November 29, 1998                                $    --    $  --      $ --      $    --    $(14,100)     $ 11,779    $(2,321)
                                                      -----------------------------------------------------------------------------
   Gross changes                                       (1,235)      --        --           --      26,252         3,042     28,059
   Tax                                                    457       --        --           --      (8,686)           --     (8,229)
                                                      -----------------------------------------------------------------------------
     Other comprehensive income (loss), net of tax       (778)      --        --           --      17,566         3,042     19,830
                                                      -----------------------------------------------------------------------------
Accumulated other comprehensive income (loss)
  at November 28, 1999                                   (778)      --        --           --       3,466        14,821     17,509
                                                      -----------------------------------------------------------------------------
   Gross changes                                        1,235       --        --           --      57,224       (70,185)   (11,726)

   Tax                                                   (457)      --        --           --     (21,216)           --    (21,673)
                                                      -----------------------------------------------------------------------------
     Other comprehensive income (loss), net of tax        778       --        --           --      36,008       (70,185)   (33,399)
                                                      -----------------------------------------------------------------------------
Accumulated other comprehensive income (loss)
  at November 26, 2000                                     --       --        --           --      39,474       (55,364)   (15,890)
                                                      -----------------------------------------------------------------------------
   Gross changes                                           --     (828)      120        4,844      12,752           634     17,522
   Tax                                                     --      306       (44)      (1,792)     (2,408)           --     (3,938)
                                                      -----------------------------------------------------------------------------
      Subtotal                                             --     (522)       76        3,052      10,344           634     13,584
   Reclassification of cash flow hedges to
    other income/expense (net of tax of $1,151)            --      522        --       (2,480)         --            --     (1,958)
                                                      -----------------------------------------------------------------------------
     Other comprehensive income, net of tax                --       --        76          572      10,344           634     11,626
                                                      -----------------------------------------------------------------------------
Accumulated other comprehensive income (loss)
  at November 25, 2001                                $    --    $  --      $ 76      $   572    $ 49,818      $(54,730)   $(4,264)
                                                      =============================================================================



NOTE 3: EXCESS MANUFACTURING CAPACITY/RESTRUCTURING RESERVES

2001 REORGANIZATION INITIATIVES

     In November 2001, the Company instituted various reorganization initiatives in the U.S. that includes simplifying product lines and realigning the Company's resources. The Company recorded an initial charge of $20.3 million in 2001 reflecting an estimated displacement of 517 employees. As of November 25, 2001 approximately 125 employees have been displaced. The ending balance for this reserve is displayed in the table below.

     In November 2001, the Company instituted various reorganization initiatives in Japan. These initiatives were prompted by business declines as a result of the prolonged economic slowdown in Japan, political uncertainty, major retail bankruptcies and dramatic shrinkage of the core denim jeans market. The Company recorded an initial charge of $2.0 million in 2001 reflecting an estimated displacement of 22 employees. The ending balance for this reserve is displayed in the table below.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


U.S. REORGANIZATION INITIATIVES

                                           BALANCE                                BALANCE
                                             AT                                      AT
                                          11/26/00     CHARGES     REDUCTIONS     11/25/01
                                          --------     -------     ----------     --------
                                                    (DOLLARS IN THOUSANDS)

Severance and employee benefits......       $ --       $20,331       $(342)        $19,989
                                            ----       -------       ------        -------
     Total...........................       $ --       $20,331       $(342)        $19,989
                                            ====       =======       ======        =======

JAPAN REORGANIZATION INITIATIVES

                                           BALANCE                                BALANCE
                                             AT                                      AT
                                          11/26/00     CHARGES     REDUCTIONS     11/25/01
                                          --------     -------     ----------     --------
                                                       (DOLLARS IN THOUSANDS)

Severance and employee benefits......       $ --        $1,657        $ --          $1,657
Other restructuring costs............         --           374         (25)            349
                                            ----        ------        ----          ------
     Total...........................       $ --        $2,031        $(25)         $2,006
                                            ====        ======        ====          ======

CORPORATE REORGANIZATION INITIATIVES

     In 1998, the Company instituted various corporate reorganization initiatives, displacing approximately 770 employees. The goal of these initiatives was to reduce overhead costs and consolidate operations. The Company recorded initial charges of $61.1 million in 1998 that consisted of $3.0 million for asset write-offs, $50.1 million for severance and employee benefits and $7.9 million for other restructuring costs. In fiscal year 2000, $3.7 million of the remaining reserve balance was reversed due to updated estimates. The reversal was primarily associated with employee benefits and higher sub-lease income than initially projected. The ending balances for this reserve are displayed in the table below.

     In line with these overhead reorganization initiatives, the Company recorded additional charges of $48.9 million in 1999 that consisted of $45.0 million for severance and employee benefits and $3.9 million for other restructuring costs. In fiscal years 2001 and 2000, $1.3 million and $9.0 million, respectively, of the remaining reserve balance was reversed due to updated estimates primarily associated with reductions in the number of employee displacements needed to complete the initiative. As of November 25, 2001, approximately 720 employees had been displaced. The ending balances for this reserve are displayed in the table below.


1998 CORPORATE REORGANIZATION INITIATIVES

                                          BALANCE                             BALANCE                                     BALANCE
                                            AT                                  AT                                          AT
                                         11/28/99   REVERSALS   REDUCTIONS   11/26/00    CHARGES   REVERSALS REDUCTIONS  11/25/01
                                         --------   ---------   ----------   --------    -------   --------- ----------  --------
                                                                          (DOLLARS IN THOUSANDS)

Severance and employee benefits.........  $ 4,246    $(1,838)    $(2,308)      $  100       $ --   $   --      $(100)     $   --
Other restructuring costs...............    6,412     (1,897)     (2,742)       1,773         --       --       (265)      1,508
                                          -------    -------     --------      ------       ----   -------     ------     ------
     Total..............................  $10,658    $(3,735)    $(5,050)      $1,873       $ --   $   --      $(365)     $1,508
                                          =======    =======     ========      ======       ====   =======     ======     ======

1999 CORPORATE REORGANIZATION INITIATIVES

                                          BALANCE                             BALANCE                                     BALANCE
                                            AT                                  AT                                          AT
                                         11/28/99   REVERSALS   REDUCTIONS   11/26/00    CHARGES   REVERSALS REDUCTIONS  11/25/01
                                         --------   ---------   ----------   --------    -------   --------- ----------  --------
                                                                          (DOLLARS IN THOUSANDS)

Severance and employee benefits.........  $43,550    $(7,695)    $(33,093)     $2,762       $ --   $(1,253)   $(1,396)     $113
Other restructuring costs...............    1,680     (1,268)        (412)         --         --        --         --        --
                                          -------    -------     --------      ------       ----   --------   -------      ----
     Total..............................  $45,230    $(8,963)    $(33,505)     $2,762       $ --   $(1,253)   $(1,396)     $113
                                          =======    =======     ========      ======       ====   ========   =======      ====

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NORTH AMERICA PLANT CLOSURES

     Since 1997, the Company has closed 29 of its owned and operated production and finishing facilities in North America and Europe in order to reduce costs, eliminate excess manufacturing capacity and align its sourcing strategy with changes in the industry and in consumer demand. Plant closures were announced in November 1997, in which ten manufacturing facilities as well as a finishing center in the U.S. were closed by the end of 1998, displacing approximately 6,400 employees. The Company recorded an initial charge of $386.8 million in 1997 that consisted of $42.7 million for asset write-offs, $327.8 million for severance and employee benefits and $16.3 million for other restructuring costs. In fiscal years 2001 and 2000, $1.9 million and $5.0 million, respectively, of the reserve balance was reversed due to updated estimates primarily associated with employee benefits and a lower amount than originally anticipated for a contractor settlement in 2001. The ending balances for this reserve are displayed in the table below.

     The Company announced in November 1998 the closure of two more finishing centers in the U.S. that were closed by the end of 1999, displacing approximately 990 employees. The Company recorded an initial charge of $82.1 million in 1998 that consisted of $23.4 million for asset write-offs, $56.5 million for severance and employee benefits and $2.2 million for other restructuring costs. In fiscal years 2001 and 2000, $1.7 million and $13 thousand, respectively, of the remaining reserve balance was reversed due to updated estimates primarily associated with employee benefits. The ending balances for this reserve are displayed in the table below.

     The Company announced in February 1999 the closure of 11 additional manufacturing facilities in North America that were closed by the end of 1999, displacing approximately 5,900 employees. The Company recorded an initial charge of $394.1 million in 1999 that consisted of $33.4 million for asset write-offs, $299.4 million for severance and employee benefits and $61.3 million for other restructuring costs. In fiscal years 2001 and 2000, $21.5 million and $13.3 million, respectively, of the remaining reserve balance was reversed due to updated estimates. The reversals were primarily associated with employee benefits and a lower amount than originally anticipated for contractor settlements in 2001. The ending balances of this reserve are displayed in the table below.



1997 NORTH AMERICA PLANT CLOSURES

                                              BALANCE                          BALANCE                                      BALANCE
                                                 AT                               AT                                          AT
                                             11/28/99  REVERSALS  REDUCTIONS  11/26/00    CHARGES   REVERSALS  REDUCTIONS  11/25/01
                                             --------  ---------  ----------  --------    -------   ---------  ----------  --------

                                                                             (DOLLARS IN THOUSANDS)

Severance and employee benefits...........    $12,752   $(4,987)   $(7,544)    $  221       $ --     $  (164)    $ (39)      $18
Other restructuring costs.................      2,938        --       (712)     2,226         --      (1,699)     (497)       30
                                              -------   -------    -------     ------       ----     -------      -----      ---
     Total.................................   $15,690   $(4,987)   $(8,256)    $2,447       $ --     $(1,863)    $(536)      $48
                                              =======   =======    =======     ======       ====     =======     =====       ===

1998 NORTH AMERICA PLANT CLOSURES

                                              BALANCE                         BALANCE                                      BALANCE
                                                AT                               AT                                          AT
                                             11/28/99 REVERSALS  REDUCTIONS  11/26/00     CHARGES   REVERSALS  REDUCTIONS 11/25/01
                                             -------- ---------  ----------  --------     -------   ---------  ---------- --------

                                                                            (DOLLARS IN THOUSANDS)

Severance and employee benefits.............  $4,145    $ (13)     $(2,683)    $1,449       $ --     $(1,325)    $(124)      $ --
Other restructuring costs...................   1,801       --       (1,193)       608         --        (373)      (12)       223
                                              ------    -----      -------     ------       ----     -------     -----       ----
     Total..................................  $5,946    $ (13)     $(3,876)    $2,057       $ --     $(1,698)    $(136)      $223
                                              ======    =====      =======     ======       ====     =======     =====       ====

                                       54

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


1999 NORTH AMERICA PLANT CLOSURES

                                              BALANCE                           BALANCE                                     BALANCE
                                                AT                                AT                                           AT
                                             11/28/99   REVERSALS  REDUCTIONS  11/26/00    CHARGES   REVERSALS  REDUCTIONS 11/25/01
                                             --------   ---------  ----------  --------    -------   ---------  ---------- --------

                                                                             (DOLLARS IN THOUSANDS)

Severance and employee benefits............. $116,237   $ (7,132)   $(89,253)   $19,852      $ --    $ (5,179)  $ (7,350)   $ 7,323
Other restructuring costs...................   43,442     (6,149)     (2,528)    34,765        --     (16,285)    (7,144)    11,336
                                             --------   ---------   --------    -------      ----    --------   --------    -------
     Total.................................. $159,679   $(13,281)   $(91,781)   $54,617      $ --    $(21,464)  $(14,494)   $18,659
                                             ========   =========   ========    =======      ====    ========   ========    =======



EUROPE REORGANIZATION AND PLANT CLOSURES

     In September 1998 the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999. The Company recorded an initial charge of $107.5 million in 1998 that consisted of $10.0 million for asset write-offs and $97.5 million for severance and employee benefits. As of November 25, 2001, approximately 1,650 employees had been displaced. The ending balance for this reserve is displayed in the table below.

     In conjunction with these plans in Europe, the Company announced in September 1999 plans to close a production facility and reduce capacity at a finishing facility in the United Kingdom, to further reduce overhead costs and consolidate operations. The production facility was closed in December 1999. The Company recorded an initial charge of $54.7 million in 1999 that consisted of $4.5 million for asset write-offs, $48.2 million for severance and employee benefits and $2.0 million for other restructuring costs. In fiscal years 2001 and 2000, $0.4 million and $2.2 million, respectively, of the remaining reserve balance was reversed due to updated estimates associated with employee benefits. As of November 25, 2001, approximately 945 employees had been displaced. The ending balances for this initial charge are displayed in the table below.



1998 EUROPE REORGANIZATION AND PLANT CLOSURES

                                        BALANCE                              BALANCE                                      BALANCE
                                           AT                                  AT                                           AT
                                       11/28/99    REVERSALS   REDUCTIONS   11/26/00    CHARGES    REVERSALS REDUCTIONS  11/25/01
                                       --------    ---------   ----------   --------    -------    --------- ----------  --------
                                                                         (DOLLARS IN THOUSANDS)

Severance and employee benefits......   $10,653     $    --     $(9,145)     $1,508       $ --       $ --    $(1,283)     $225
                                        -------     -------     -------      ------       ----       ----    -------      ----
     Total...........................   $10,653     $    --     $(9,145)     $1,508       $ --       $ --    $(1,283)     $225
                                        =======     =======     =======      ======       ====       ====    =======      ====

1999 EUROPE REORGANIZATION AND PLANT CLOSURES

                                        BALANCE                              BALANCE                                     BALANCE
                                           AT                                  AT                                           AT
                                       11/28/99    REVERSALS   REDUCTIONS   11/26/00    CHARGES    REVERSALS REDUCTIONS 11/25/01
                                       --------    ---------   ----------   --------    -------    --------- ---------- --------
                                                                         (DOLLARS IN THOUSANDS)

Severance and employee benefits......   $38,413     $(2,165)   $(30,557)     $5,691       $ --       $(370)   $(3,351)   $1,970
Other restructuring costs............     2,012          --      (1,372)        640         --          --       (161)      479
                                        -------     -------    --------      ------       ----       -----    -------    ------
     Total...........................   $40,425     $(2,165)   $(31,929)     $6,331       $ --       $(370)   $(3,512)   $2,449
                                        =======     =======    ========      ======       ====       =====    =======    ======



     Severance and employee benefits relate to severance packages, out-placement and career counseling for employees affected by the plant closures, and reorganization initiatives. Reductions consist of payments for severance and employee benefits, and other restructuring costs. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

     The Company is now discussing with its unions in the U.S. potential additional closures of manufacturing facilities in the U.S. and is consulting with union and employee representatives regarding a proposal to close two plants in Scotland. (SEE NOTE 20 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


NOTE 4: INCOME TAXES

      The U.S. and non-U.S. components of income before taxes are as follows:

                                                                         2001         2000          1999
                                                                       --------     ---------     --------
                                                                              (DOLLARS IN THOUSANDS)

           U.S. .................................................      $120,329     $ 185,161     $  6,025
           Non-U.S. .............................................       119,360       158,519        2,474
                                                                       --------     ---------     --------
                Total............................................      $239,689     $ 343,680     $  8,499
                                                                       ========     =========     ========

      The provision for taxes consists of the following:

                                                                         2001         2000          1999
                                                                       --------     ---------     --------

                                                                              (DOLLARS IN THOUSANDS)
      Federal-U.S.
           Current...............................................      $ 27,010     $  (9,417)    $(53,441)
           Deferred..............................................        (2,966)       23,851       20,589
                                                                       --------     ---------     --------
                                                                       $ 24,044     $  14,434     $(32,852)
                                                                       ========     =========     ========
      State-U.S.
           Current...............................................      $ (4,322)    $   3,758     $   (521)
           Deferred..............................................        11,513         6,552          776
                                                                       --------     ---------     --------
                                                                       $  7,191     $  10,310     $    255
                                                                       ========     =========     ========
      Non-U.S.
           Current...............................................      $ 49,707     $  62,249     $ 32,663
           Deferred..............................................         7,743        33,295        3,078
                                                                       --------     ---------     --------
                                                                       $ 57,450     $  95,544     $ 35,741
                                                                       ========     =========     ========
      Total
           Current...............................................      $ 72,395     $  56,590     $(21,299)
           Deferred..............................................        16,290        63,698       24,443
                                                                       --------     ---------     --------
                                                                       $ 88,685     $ 120,288     $  3,144
                                                                       ========     =========     ========



     At November 25, 2001, cumulative non-U.S. operating losses of $198.2 million generated by the Company were available to reduce future non-U.S. taxable income. Approximately $103.6 million of the non-U.S. operating losses expire between the years 2002 and 2011 and the remainder of the non-U.S. losses carry forward indefinitely.

     Income taxes due to translation gains and losses are recorded in cumulative translation adjustment, a component of accumulated other comprehensive income, and were $2.8 million, $21.2 million and $8.7 million for 2001, 2000 and 1999, respectively.

     Temporary differences which give rise to deferred tax assets and liabilities at November 25, 2001 and November 26, 2000 were as follows:

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

                                                        2001          2000
                                                       DEFERRED      DEFERRED
                                                      TAX ASSETS    TAX ASSETS
                                                     (LIABILITIES) (LIABILITIES)
                                                     ------------- -------------

                                                       (DOLLARS IN THOUSANDS)

     Postretirement benefits.........................    $201,184     $207,318
     Employee compensation and benefit plans.........     177,510      159,321
     Inventory.......................................      32,955       55,876
     Depreciation and amortization...................     (14,461)      (8,765)
     Foreign exchange gains/losses...................     (40,594)     (36,364)
     Restructuring and special charges...............      44,752       32,366
     Tax on unremitted non-U.S. earnings.............     122,410      148,135
     State income tax................................           -      (20,693)
     Prepaid royalty income .........................      78,111            -
     Foreign tax credit carryforward.................      52,473       78,984
     Alternative minimum tax credit carryforward.....       9,501       26,362
     Other...........................................      34,811       71,930
     Less valuation allowance........................     (24,434)     (23,961)
                                                         --------     --------
                                                         $674,218     $690,509
                                                         ========     ========

      The $24.4 million and $24.0 million deferred tax valuation allowances at November 25, 2001 and November 26, 2000, respectively, represent the portion of the Company's consolidated deferred tax assets for which the Company, based upon its projections as of those dates, does not believe that the realization is more likely than not.

      The Company's effective income tax rate for fiscal years 2001, 2000 and 1999 differs from the statutory federal income tax rate as follows:

                                                            2001   2000    1999
                                                            ----   ----    ----
     Statutory rate.........................................35.0%  35.0%   35.0%
     Changes resulting from:
          State income taxes, net of federal income tax
            benefit......................................... 2.0    2.0     2.0
          Change in valuation allowance .................... 0.2    0.7    15.2
          Acquisition-related book and tax bases
            differences..................................... 1.5    1.1    43.6
          Reversal of prior years' accruals.................(2.1)  (3.6)  (55.0)
          Other, net........................................ 0.4   (0.2)   (3.8)
                                                            ----   ----   -----
     Effective rate.........................................37.0%  35.0%   37.0%
                                                            ====   ====   =====

     The consolidated U.S. income tax returns of the Company for 1986 through 1999 are under examination by the Internal Revenue Service ("IRS"). A settlement agreement covering most issues was reached with the IRS for the years 1986 through 1989 and a payment was made to the IRS during 2001. The Company believes it has made adequate provision for income taxes and interest for all periods under review.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment ("PP&E") are as follows:

                                                           2001         2000
                                                           -----        ----

                                                         (DOLLARS IN THOUSANDS)

          Land.......................................... $  33,429   $   34,458
          Buildings and leasehold improvements..........   406,660      416,935
          Machinery and equipment.......................   592,969      610,599
          Construction in progress......................     9,300        8,033
                                                         ---------   ----------
               Total PP&E............................... 1,042,358    1,070,025
          Accumulated depreciation......................  (527,647)    (495,986)
                                                         ---------   ----------
          PP&E, net..................................... $ 514,711   $  574,039
                                                         =========   ==========

     As of November 25, 2001, the Company had approximately $10.0 million of PP&E, net, available for sale, consisting primarily of closed facilities.

     Depreciation expense for 2001, 2000 and 1999 was $69.9 million, $80.2 million and $108.7 million, respectively. Accumulated depreciation in fiscal year 2001 was reduced by approximately $38.0 million due to PP&E sales or disposals.

     Construction in progress at November 25, 2001 related to various projects. It is estimated that approximately $10.0 million in costs will be incurred to complete these projects in 2002. These projects primarily consist of sales office capital improvements. Construction in progress at November 26, 2000 related to sales office capital improvements, sourcing projects, internally developed software and facilities infrastructure.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

     The components of goodwill and other intangible assets are as follows:

                                                          2001           2000
                                                          ----           ----

                                                        (DOLLARS IN THOUSANDS)

          Goodwill...................................... $ 351,474    $ 351,474
          Tradenames and other intangibles..............    78,362       78,308
                                                         ---------    ---------
               Total intangible assets..................   429,836      429,782
          Accumulated amortization related to goodwill..  (142,782)    (133,995)
          Other accumulated amortization................   (32,821)     (30,831)
                                                         ---------    ---------
          Intangible assets, net........................ $ 254,233    $ 264,956
                                                         =========    =========

     The Company reduced other intangibles by $3.6 million to remove fully amortized assets in 2000.

     Amortization expense for 2001, 2000 and 1999 was $10.7 million, $10.8 million and $11.4 million, respectively.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 7: DEBT AND LINES OF CREDIT

     Debt and lines of credit are summarized below:

                                                            2001          2000
                                                            ----          ----

                                                          (DOLLARS IN THOUSANDS)
     LONG-TERM DEBT:
     Unsecured:
          Notes:
               6.80%, due 2003...........................$  349,053  $  348,559
               7.00%, due 2006...........................   447,679     447,207
               11.625% Dollar denominated, due 2008......   376,119          --
               11.625% Euro denominated, due 2008........   109,643          --
          Yen-denominated eurobond:
               4.25%, due 2016...........................   163,934     183,486
                                                         ----------  ----------
                                                          1,446,428     979,252
     Secured:
          Credit Facilities..............................   252,558     988,639
          Domestic Receivables-backed Securitization.....   110,000          --
          Customer Service Center Equipment Financing....    78,686      85,013
          European Receivables-backed Securitization.....    41,366      31,148
          Industrial development revenue refunding
             bond........................................    10,000      10,000
          Notes payable, at various rates, due in
             installments through 2006...................     1,088       1,295
                                                         ----------  ----------
             Subtotal.................................... 1,940,126   2,095,347

     Current maturities..................................  (144,637)   (200,207)
                                                         ----------  ----------
                    Total long-term debt.................$1,795,489  $1,895,140
                                                         ==========  ==========

     SHORT-TERM DEBT:
          Short-term borrowings..........................$   18,307  $   31,083
          Current maturities of long-term debt...........   144,637     200,207
                                                         ----------  ----------
                    Total short-term debt................$  162,944  $  231,290
                                                         ==========  ==========
     UNUSED LINES OF CREDIT:
          Short-term.....................................$  531,333  $  469,992
                                                         ==========  ==========

1996 NOTES OFFERING

     In 1996, the Company issued two series of notes payable totaling $800.0 million to qualified institutional investors (the "Notes Offering") in reliance on Rule 144A under the Securities Act of 1933 (the "Securities Act"). The notes are unsecured obligations of the Company and are not subject to redemption before maturity. The issuance was divided into two series: $350.0 million seven-year notes maturing in November 2003 and $450.0 million ten-year notes maturing in November 2006. The seven- and ten-year notes bear interest at 6.80% and 7.00% per annum, respectively, payable semi-annually in May and November of each year. Discounts of $8.2 million on the original issue are being amortized over the term of the notes using an approximate effective-interest rate method. Net proceeds from the Notes Offering were used to repay a portion of the indebtedness outstanding under a 1996 credit facility agreement.

NOTES EXCHANGE OFFER

      In May 2000, the Company filed a registration statement on Form S-4 under the Securities Act with the SEC relating to an exchange offer of its 6.80% notes due 2003 and 7.00% notes due 2006 (see "1996 Notes Offering" above). The exchange offer gave holders of these notes the opportunity to exchange these old notes, which were issued on November 6, 1996 under Rule 144A of the Securities Act, for new notes that are registered under the Securities Act of 1933. The new notes are identical in all material respects to the old notes except that the new notes are registered.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

        The exchange offer ended on June 20, 2000. As a result of the exchange offer, all but $20 thousand of the $350.0 million aggregate principal amount of 6.80% old notes due 2003 were exchanged for the 6.80% exchange notes due 2003; and all $450.0 million aggregate principal amount of the 7.00% old notes due 2006 were exchanged for the 7.00% exchange notes due 2006.

      The Company was not obligated by any agreement including its then effective credit facility agreements to engage in the exchange offer. The Company initiated the exchange offer to give holders of these notes the opportunity to exchange the old notes for registered notes.

SENIOR NOTES OFFERING

      On January 18, 2001, the Company issued two series of notes payable totaling the equivalent of $497.5 million to qualified institutional investors in reliance on Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. The notes are unsecured obligations of the Company and may be redeemed at any time after January 15, 2005. The issuance was divided into two series: U.S. $380.0 million dollar notes ("Dollar Notes") and 125.0 million euro notes ("Euro Notes"), (collectively, the "Notes"). Both series of notes are seven-year notes maturing on January 15, 2008 and bear interest at 11.625% per annum, payable semi-annually in January and July of each year. These Notes are callable beginning January 15, 2005. These Notes were offered at a discount of $5.2 million to be amortized over the term of the Notes. Costs representing underwriting fees and other expenses of $14.4 million on the original issue are amortized, using an approximate effective-interest rate method, over the term of the Notes. Net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the Company's then effective credit facility.

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

YEN-DENOMINATED EUROBOND PLACEMENT

     In 1996, the Company issued a (Y) 20 billion principal amount eurobond (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at the option of the Company at a make-whole redemption price commencing in 2006. Net proceeds from the placement were used to repay a portion of the indebtedness outstanding under a 1996 credit facility agreement.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

CREDIT FACILITIES

      On February 1, 2001, the Company entered into a $1.05 billion senior secured credit facility to replace its existing credit facility on more favorable terms. The credit facility consisted of a $700.0 million revolving credit facility and $350.0 million of term loans. As of November 25, 2001, the credit facility consists of $625.0 million revolving credit and $252.6 million of term loans. This facility reduced the Company's borrowing costs and extends the maturity of the Company's principal bank credit facility to August 2003.

     The facility is secured in substantially the same manner as the prior facility. Collateral includes: domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread. Before the domestic receivables securitization transaction described below, the collateral also included domestic receivables. In connection with the securitization transaction, the lenders under the credit facility released their security interest in receivables sold in that transaction, and retained security interests in certain related assets. Proceeds from the domestic receivables securitization transaction were used to repay debt under this facility.

     The facility contains customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The facility also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of November 25, 2001, the Company was in compliance with the financial covenants under the facility.

     Effective January 29, 2002, the Company entered into an amendment to the facility to exclude certain items from the computation of earnings for compliance purposes and to amend the leverage and senior secured leverage ratios. (SEE NOTE 20 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

     On January 31, 2000 the Company amended three of its credit facility agreements and entered into one new agreement to reflect its then current financial position and extend maturity dates (the "2000 Credit Facility"). The financing package consisted of four separate agreements: (1) a new $450.0 million bridge facility to fund working capital and support letters of credit, foreign exchange contracts and derivatives, (2) an amended $300.0 million revolving credit facility, extending the existing bridge facility, (3) an amended $545.0 million 364-day credit facility, and (4) an amended $584.0 million 5-year credit facility.

     All four facilities were secured by domestic receivables, domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. The maturity date for all credit facilities was January 31, 2002. Borrowings under the bank credit facilities did bear interest at LIBOR or the agent bank's base rate plus an incremental borrowing spread. For the bridge facility, the spread was 3.00% over LIBOR or 1.75% over the base rate. For each of the three amended facilities, the spread was 3.25% over LIBOR or 2.00% over the base rate. The 2000 credit facility was replaced by the February 2001 credit facility.

DOMESTIC RECEIVABLES SECURITIZATION TRANSACTION

     On July 31, 2001, the Company and several of its subsidiaries completed a receivables securitization transaction involving receivables generated from sales of products to the Company's U.S. customers. The transaction involved the issuance by Levi Strauss Receivables Funding, LLC, an indirect subsidiary of the Company, of $110.0 million in secured term notes. The notes, which are secured by trade receivables originated by Levi Strauss & Co., bear interest at a rate equal to the one-month LIBOR rate plus 0.32% per annum, and have a stated maturity date of November 2005. Net proceeds of the offering were used to repay a portion of the outstanding debt under the Company's senior secured credit facility. The transaction did not meet the criteria for sales accounting under SFAS 140 and therefore is accounted for on the balance sheet as a secured borrowing. The purpose of the transaction was to lower the Company's interest expense and diversify its funding sources. The notes were issued in a private placement transaction in accordance with Rule 144A under the Securities Act.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     Under the securitization arrangement, collections on receivables remaining after payment of interest and fees relating to the notes are used to purchase new receivables from Levi Strauss & Co. The securitization agreements provide that, in specified cases, the collections will not be released but will instead be deposited and used to pay the principal amount of the notes. Those circumstances include, among other things, failure to maintain the required level of overcollaterization due to deterioration in the credit quality, or overconcentration or dilution in respect of, the receivables, failure to pay interest or other amounts which is not cured, breaches of covenants, representations and warranties or events of bankruptcy relating to the Company and certain of its subsidiaries.

CUSTOMER SERVICE CENTER EQUIPMENT FINANCING

     In December 1999 the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. The amount financed in December 1999 was $89.5 million, comprised of a $59.5 million tranche ("Tranche 1") and a $30.0 million tranche ("Tranche 2"). Borrowings under Tranche 1 have a fixed interest rate equal to the yield of a four-year Treasury note plus an incremental borrowing spread. Borrowings under Tranche 2 have a floating quarterly interest rate equal to the 90 day LIBOR plus an incremental borrowing spread based on the Company's leverage ratio at that time. Proceeds from the borrowings were used to reduce the commitment amounts of the then-existing credit facilities.

EUROPEAN RECEIVABLES SECURITIZATION AGREEMENTS

     In February 2000, several of the Company's European subsidiaries entered into receivable securitization financing agreements with several lenders to borrow up to $125.0 million. Any borrowings under the facilities must be used to reduce the commitment levels under the Company's bank credit facilities. During November 2000, 36.5 million euro (or approximately $30.7 million at time of borrowing) were borrowed under these agreements at initial interest rates of 6.72%. Interest rates under this agreement are variable based on commercial paper market conditions, and the debt ratings of the underlying conduit. In December 2000, an additional 10.4 million euro (equivalent to approximately $9.3 million at time of borrowing) at an initial interest rate of 6.70% was borrowed under these agreements. Borrowings are collateralized by a security interest in the receivables of these subsidiaries. The Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in fiscal year 2001. The securitizations did not meet the criteria for sales accounting under SFAS 140 and therefore have been accounted for as a secured borrowing.

INDUSTRIAL DEVELOPMENT REVENUE REFUNDING BOND

     In 1995, the City of Canton, Mississippi issued an industrial development revenue refunding bond with a principal amount of $10.0 million, and the proceeds were loaned to the Company to help finance the cost of acquiring a customer service center in Canton. Interest payments are due monthly at a variable rate based upon the J.J. Kenny Index, reset weekly at a maximum rate of 13.00%, and the principal amount is due June 1, 2003. The bond is secured by a letter of credit that expires on June 15, 2002, which the Company has the opportunity to extend or renew.

PRINCIPAL SHORT-TERM AND LONG-TERM DEBT PAYMENTS

     As of November 25, 2001, the required aggregate short-term and long-term debt principal payments for the next five years and thereafter are as follows:

                                                       PRINCIPAL
            YEAR                                       PAYMENTS
            ----                                       ---------

                                                 (DOLLARS IN THOUSANDS)

            2002 ...............................      $  162,944
            2003 ...............................         523,275
            2004 ...............................         118,521
            2005 ...............................          56,202
            2006 ...............................         447,703
            Thereafter..........................         649,788
                                                      ----------
                 Total..........................      $1,958,433
                                                      ==========

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

SHORT-TERM CREDIT LINES AND STAND-BY LETTERS OF CREDIT

     At November 25, 2001, the Company had unsecured and uncommitted short-term credit lines available totaling $10.7 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

     At November 25, 2001 and November 26, 2000, the Company had $131.7 million and $193.4 million, respectively, of standby letters of credit with various international banks, of which $52.5 million and $52.5 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers' compensation claims. In addition, $66.0 million of these standby letters of credit under the secured bank credit facility support short-term credit lines at November 25, 2001. The Company pays fees on the standby letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

INTEREST RATE CONTRACTS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

     The Company has entered into interest rate option contracts to reduce or neutralize the exposure to changes in variable interest rates. As of November 25, 2001, the contracts represent an outstanding notional amount of $275.0 million and cover a series of variable cash flows through November 29, 2001. The contracts do not qualify for hedge accounting and therefore the Company reports changes in fair value in other income/expense (SEE NOTE 10 TO THE CONSOLIDATED FINANCIAL STATEMENTS). At November 25, 2001, the Company had no interest rate swap transactions outstanding.

     The Company's market risk is generally related to fluctuations in interest rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate derivative transactions. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

INTEREST RATES ON BORROWINGS

     The Company's weighted average interest rate on average borrowings outstanding during 2001 and 2000, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 9.47% and 9.50%, respectively. The 2001 interest rate excludes the write-off of fees that resulted from the replacement of the credit agreement dated January 31, 2000, interest on deferred compensation and other miscellaneous items (SEE "CREDIT FACILITIES" ABOVE AND NOTE 15 TO THE CONSOLIDATED FINANCIAL STATEMENTS).

NOTE 8: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At November 25, 2001, the Company had U.S. dollar forward currency contracts to buy $1.2 billion and to sell $718.5 million against various foreign currencies. The Company also had euro forward currency contracts to buy 221.8 million euro against various foreign currencies and to sell 78.7 million euro against various foreign currencies. In addition, the Company had U.S. dollar option contracts to buy $544.0 million and to sell $514.8 million against various foreign currencies. The Company also had euro option currency contracts to buy 50.0 million euro against various foreign currencies and to sell 25.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2002.

     The Company has entered into option contracts to manage its exposure to numerous foreign currencies. Option transactions included in the amounts above are principally for the exchange of the euro and U.S. dollar. At November 25, 2001, the Company had bought U.S. dollar options resulting in a net long position against the euro of $53.9 million, should the options be exercised. To finance the premiums related to the options bought, the Company sold options resulting in a net long position against the euro of $29.4 million, should the options be exercised.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

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

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of certain financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at November 25, 2001 and November 26, 2000 are as follows:


                                                               NOVEMBER 25, 2001             NOVEMBER 26, 2000
                                                            ------------------------      ------------------------
                                                            CARRYING       ESTIMATED      CARRYING      ESTIMATED
                                                              VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                                            --------      ----------      --------      ----------
                                                                         (DOLLARS IN THOUSANDS)

DEBT INSTRUMENTS:
   U.S. dollar notes offering.........................    $(1,193,012)     $(932,138)    $ (799,606)   $ (628,000)
   Euro notes offering................................       (114,378)       (85,719)            --            --
   Yen-denominated eurobond placement.................       (164,413)      (113,115)      (184,043)     (133,945)
   Credit facilities..................................       (252,748)      (252,748)    (1,000,131)   (1,000,131)
   Domestic receivables-backed securitization.........       (110,081)      (110,081)            --            --
   Customer service center equipment financing........        (80,278)       (81,970)       (86,901)      (86,356)
   European receivables-backed securitization.........        (41,366)       (41,366)       (31,148)      (31,148)
   Industrial development revenue refunding bond......        (10,015)       (10,015)       (10,036)      (10,036)


CURRENCY AND INTEREST RATE CONTRACTS:
   Foreign exchange forward contracts.................    $    13,797      $  13,797     $    9,830    $    9,593
   Foreign exchange option contracts..................          4,328          4,328          7,309         6,289
   Interest rate option contracts.....................         (2,266)        (2,266)           457          (789)



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

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     The fair value estimates presented herein are based on information available to the Company as of November 25, 2001 and November 26, 2000. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to November 25, 2001 and November 26, 2000 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

NOTE 10: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

FOREIGN EXCHANGE MANAGEMENT

     The Company manages foreign currency exposures primarily to maximize the U.S. dollar value over the long term. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. For derivative instruments utilized in these transactions, changes in fair value are classified into earnings. The Company holds derivative positions only in currencies to which it has exposure. The Company has established a policy for a maximum allowable level of losses that may occur as a result of its currency exposure management activities. The maximum level of loss is based on a percentage of the total forecasted currency exposure being managed.

     The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties and cash management.

     The derivative instruments used to manage sourcing exposures do not qualify for hedge accounting treatment and are recorded at their fair value and any changes in fair value are included in other income/expense.

     The Company manages its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Part of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the accumulated other comprehensive income section of stockholders' deficit. At November 25, 2001, the fair value of qualifying net investment hedges was a $5.8 million net asset that was recorded in the cumulative translation adjustment section of accumulated other comprehensive income. There were no gains or losses excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these net investment hedges at November 25, 2001 represented a $0.3 million net asset.

     The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of November 25, 2001, a $6.8 million net asset related to the translation effects of the eurobond was recorded in the cumulative translation adjustment section of accumulated other comprehensive income.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     The Company holds derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The fair value of the outstanding contracts qualifying as cash flow hedges amounted to a $0.9 million net asset as of November 25, 2001. The gains and losses on the contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income until the underlying royalty flow has been settled. Hedging activity for qualifying cash flow hedges of a net gain of $0.9 million is expected to be reclassified to earnings in the first quarter of fiscal year 2002 as the underlying hedged items affect earnings. For the year ended November 25, 2001, a net gain of $0.1 million related to ineffectiveness of qualifying cash flow hedges of such intercompany royalty flows was recorded in other income/expense. The amount of matured cash flow hedges reclassified for the year ended November 25, 2001 from accumulated other comprehensive income to other income/expense amounted to a net gain of $3.9 million. For the year ended November 25, 2001, cash flow hedges, of $0.3 million, hedging forecasted royalty flows for fiscal year 2002 have been discontinued as these royalty flows have been prepaid during fiscal year 2001. The Company also enters into contracts managing forecasted intercompany royalty flows that do not qualify as cash flow hedges. The fair value of these instruments as of November 25, 2001 was a $0.2 million net liability.

     The derivative instruments utilized in transactions managing cash management exposures are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense.

     The Company also entered into transactions managing the exposure related to the Euro Notes issued on January 18, 2001. These derivative instruments are currently marked to market at their fair value and any changes in fair value are recorded in other income/expense.

     Fair values of forward transactions and of the forward portion of swap transactions are calculated using the discounted difference between the contract forward price and the forward price at the closing date for the remaining life of the contract. Prior to the adoption of SFAS 133, forward points and option premiums were recorded as assets or liabilities on the balance sheet and amortized over the life of the contract. Option contracts are also recorded at fair value. Due to the adoption of SFAS 133, these changes in valuation methods resulted in a net gain of $1.3 million that was recorded in other income/expense. In addition, the accumulated other comprehensive income section of stockholders' deficit decreased by approximately $0.7 million. As of November 25, 2001, the transition adjustment related to qualifying cash flow hedges has been reclassified to earnings as the underlying hedged items affected earnings. During the year ended November 25, 2001, the Company reclassified a net realized loss of $0.8 million related to transition adjustment of matured cash flow hedges from accumulated other comprehensive income to other income/expense.

INTEREST RATE MANAGEMENT

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt.

     The fair value of the derivative instruments managing interest rate risk as of November 25, 2001 was a $2.3 million net liability. As the outstanding transactions either do not qualify for hedge accounting or management has elected not to designate such transactions for hedge accounting, the Company reports the changes in fair value of such derivatives in other income/expense.

     Due to the adoption of SFAS 133, the Company adjusted the carrying value of the outstanding interest rate derivatives to their fair value, which resulted in a net loss of $1.2 million and was recorded in other income/expense during the first quarter of fiscal year 2001.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     The tables below give an overview of the realized and unrealized gains and losses reported in other income/expense, realized and unrealized other comprehensive income ("OCI") balances, realized and unrealized cumulative translation adjustments ("CTA") balances, and the fair values of derivative instruments reported as an asset or liability. OCI and CTA are components of the accumulated other comprehensive income section of stockholders' deficit.


_________________________________________________________________________________________________________
                                    YEAR ENDED
                                 NOVEMBER 25, 2001                      AT NOVEMBER 25, 2001
_________________________________________________________________________________________________________
                              OTHER (INCOME)/EXPENSE        OCI GAIN/(LOSS)            CTA GAIN/(LOSS)
_________________________________________________________________________________________________________
 (DOLLARS IN THOUSANDS)       REALIZED    UNREALIZED     REALIZED     UNREALIZED    REALIZED   UNREALIZED
_________________________________________________________________________________________________________

Foreign Exchange Management:
   Sourcing                   $10,696         $4,176        $--           $ --     $    --       $    --

   Net Investment               2,146            (60)        --             --      53,314         5,664
   Yen Bond                        --         (8,798)        --             --          --         6,780

   Royalties                   (8,044)         2,537         --            908          --            --

   Cash Management             (2,228)          (790)        --             --          --            --

   Transition Adjustments         828             --         --             --          --           120

   Euro Notes Offering          5,738          1,169         --             --          --            --
_________________________________________________________________________________________________________

Interest Rate Management      $    --         $1,476                      $ --                   $    --

   Transition Adjustments          --          1,246                        --                        --
_________________________________________________________________________________________________________



               _____________________________________________________
                                                   AT NOVEMBER 25,
                                                        2001
               _____________________________________________________
                                                      FAIR VALUE
                                                   ASSET/(LIABILITY)
               _____________________________________________________
               (DOLLARS IN THOUSANDS)
               _____________________________________________________
               Foreign Exchange Management:

                  Sourcing                              $10,950

                  Net Investment                          6,068

                  Royalties                                 729

                  Cash Management                          (738)

                  Euro Notes Offering                    (1,169)
               _____________________________________________________
               Interest Rate Management                 $(2,266)
               _____________________________________________________

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 11: LEASES

      The Company is obligated under operating leases for facilities, office space and equipment. At November 25, 2001, obligations under long-term leases are as follows:

                                                   MINIMUM
                                                    LEASE
                                                  PAYMENTS
                                                  --------
                                             (DOLLARS IN THOUSANDS)

     2002 ......................................    $ 61,974
     2003 ......................................      57,310
     2004 ......................................      54,803
     2005 ......................................      50,472
     2006 ......................................      48,249
     Remaining years............................     209,502
                                                     -------
          Total minimum lease payments..........    $482,310
                                                    ========

     The amounts shown for total minimum lease payments on operating leases have not been reduced by estimated future income of $12.3 million from non-cancelable subleases. The amounts shown for total minimum lease payments on operating leases have not been increased by estimated future operating expense and property tax escalations.

     In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 78 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for 2001, 2000 and 1999 was $74.0 million, $78.1 million and $86.1 million, respectively.

NOTE 12: PENSION AND POSTRETIREMENT BENEFIT PLANS

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

     The Company also sponsors other retirement plans, primarily for foreign employees. Expense for these plans in 2001, 2000, and 1999 totaled $6.2 million, $5.0 million and $12.0 million, respectively.

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

     The Company instituted early retirement programs offered to some of those affected by the Company's 1997 - 1999 excess manufacturing capacity initiatives and various reorganization initiatives (SEE NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS). A reduced benefit is payable under the programs based on reduced years of age and service than under the defined benefit retirement plans. These programs resulted in the recognition of net curtailment gains and losses and early retirement incentives.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES


                                                    PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                 ---------------------------   ----------------------------
                                                 NOVEMBER 25,   NOVEMBER 26,   NOVEMBER 25,    NOVEMBER 26,
                                                     2001          2000            2001           2000
                                                 ------------   ------------   ------------    ------------

                                                                 (DOLLARS IN THOUSANDS)

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.......     $602,060       $669,440    $ 519,117         $ 525,065
Service cost..................................       15,249         18,661        6,040             7,006
Interest cost.................................       47,443         43,678       38,576            34,943
Plan participants' contributions..............          271            267        2,404             1,596
Plan amendments...............................           --             --      (21,131)          (27,740)
Actuarial (gain) loss*........................       35,440        (74,274)      51,475            10,577
Net curtailment (gain) loss...................           19        (18,184)          --                --
Settlement gain...............................         (177)          (187)          --                --
Benefits paid**...............................      (38,604)       (37,341)     (35,254)          (32,330)
                                                   --------       --------    ---------         ---------
Benefit obligation at end of year.............      661,701        602,060      561,227           519,117
                                                   --------       --------    ---------         ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year      639,950        572,576           --                --
Actual return on plan assets..................      (70,334)        91,631           --                --
Employer contribution.........................       34,374         12,817       32,850            30,734
Plan participants' contributions..............          271            267        2,404             1,596
Benefits paid**...............................      (38,604)       (37,341)     (35,254)          (32,330)
                                                   --------       --------    ---------         ---------
Fair value of plan assets at end of year......      565,657        639,950           --                --
                                                   --------       --------    ---------         ---------
Funded status.................................      (96,044)        37,890     (561,227)         (519,117)
Unrecognized actuarial (gain) loss............       22,198       (136,912)      20,254           (31,221)
Unrecognized prior service cost...............       11,220         13,306      (44,746)          (27,740)
                                                   --------       --------    ---------         ---------
Net amount recognized.........................     $(62,626)      $(85,716)   $(585,719)        $(578,078)
                                                   ========       ========    =========         =========


--------------

*  Foreign currency exchange gains/losses are included in this line item.
** Pension benefits are paid by a trust. Postretirement benefits are paid by the Company.



                                                                         PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                                         ----------------       -----------------------
                                                                         2001         2000         2001          2000
                                                                         ----         ----         ----          ----

                                                                                    (DOLLARS IN THOUSANDS)

Amounts recognized in the consolidated balance sheets consist of:
     Prepaid benefit cost...........................................   $  5,519      $ 3,282    $      --     $      --
     Accrued benefit cost (including short-term)....................    (72,962)     (95,635)    (585,719)     (578,078)
     Intangible asset...............................................      4,817        6,637           --            --
                                                                       --------     --------    ---------     ---------
Net amount recognized...............................................   $(62,626)    $(85,716)   $(585,719)    $(578,078)
                                                                       ========     ========    =========     =========
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.......................................................       7.5%         8.0%         7.5%          8.0%
Expected return on plan assets......................................       9.0%         9.0%           --            --
Rate of compensation increase.......................................       6.0%         6.0%           --            --


         For postretirement benefits measurement purposes, a 13.0% and 6.5% annual rate of increase in the per capita cost of covered health care and Medicare Part B benefits, respectively, are assumed for 2002, declining gradually to 5.0% and 2.5% by the year 2011 and remaining at those rates thereafter.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

                                                                 PENSION BENEFITS
                                                          -------------------------------
                                                            2001        2000        1999
                                                            ----        ----        ----

                                                              (DOLLARS IN THOUSANDS)

     COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost......................................    $15,249     $18,661    $23,743
     Interest cost.....................................     47,443      43,678     43,154
     Expected return on plan assets....................    (52,255)    (52,337)   (44,871)
     Amortization of prior service cost................      2,505       2,052      2,309
     Recognized actuarial gain.........................     (1,895)       (670)      (487)
     Net curtailment (gain) loss.......................         19     (18,184)    21,973
     Settlement (gain) loss............................       (177)       (187)       540
                                                           -------     -------    -------
     Net periodic benefit cost.........................    $10,889     $(6,987)   $46,361
                                                           =======     =======    =======


                                                             POSTRETIREMENT BENEFITS
                                                          -------------------------------
                                                            2001        2000        1999
                                                            ----        ----        ----

                                                              (DOLLARS IN THOUSANDS)

     COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost......................................    $ 6,040     $ 7,006    $ 7,480
     Interest cost.....................................     38,576      34,943     33,485
     Amortization of prior service cost................     (4,125)         --         --
     Recognized actuarial gain.........................         --          --       (345)
     Net curtailment loss..............................         --          --     13,774
                                                           -------     -------    -------
     Net periodic benefit cost.........................    $40,491     $41,949    $54,394
                                                           =======     =======    =======


     The Company has three non-qualified, unfunded pension plans that have total accumulated benefit obligations in excess of plan assets. The projected benefit obligation and accumulated benefit obligation for the unfunded pension plans were $59.2 million and $52.7 million, respectively, as of November 25, 2001 and $66.2 million and $57.8 million, respectively, as of November 26, 2000.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects to postretirement benefits:


                                                                     1-PERCENTAGE-  1-PERCENTAGE-
                                                                     POINT          POINT
                                                                     INCREASE       DECREASE
                                                                     -------------  -------------

                                                                        (DOLLARS IN THOUSANDS)

Effect on total of service and interest cost components..........       $ 6,004        $ (5,236)
Effect on the postretirement benefit obligation..................        98,822         (79,808)


NOTE 13: EMPLOYEE INVESTMENT PLANS

         The Company maintains three employee investment plans. The Employee Investment Plan of Levi Strauss & Co. ("EIP") and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan ("ELTIS") are two qualified plans that cover eligible compensated Home Office employees and U.S. field employees. The Capital Accumulation Plan of Levi Strauss & Co. ("CAP") is a non-qualified, self-directed investment program for certain highly compensated employees (as defined by the Internal Revenue Code).

         Total amounts charged to expense for these plans in 2001, 2000 and 1999 were $13.1 million, $12.8 million and $14.4 million, respectively.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

EIP/ELTIS

     Under EIP and ELTIS, eligible employees may contribute and direct up to 15% of their annual eligible compensation to various investments among a series of mutual funds. The Company may match contributions made by employees to all funds maintained under the qualified plans up to the first 10% of eligible compensation. Employees are always 100% vested in the Company match. The EIP and the ELTIS allow employees a choice of either pre-tax or after-tax contributions.

     In December 2000, the Company announced changes to the EIP plan that were effective January 1, 2001. These changes allow eligible employees to contribute and direct up to 15% (from 10% previously) of their annual compensation to various investments among a series of mutual funds. The Company may match contributions made by employees to all funds maintained under the qualified plans up to the first 10% of eligible compensation.

     The ELTIS was changed effective April 1, 2001 to allow eligible employees to contribute up to 15% (from 10% previously) of their annual compensation to the plan. The Company may match 50% of the contributions made by employees to all funds maintained under the qualified plans up to the first 10% of eligible compensation.

     In November 2001, the Company announced changes to the EIP that was effective December 2001. The changes provide that the Company may match up to 10% of eligible employee contributions on a graded scale from 0% to 75%. The level of the matching contribution will be determined at year end based upon business performance results. Prior to December 2001, the Company may have matched 50% of the employees' contributions up to the first 10% of their eligible compensation.

CAP

     The CAP allows eligible employees to contribute on an after-tax basis up to 10% of their eligible compensation to an individual retail brokerage account. The Company may match up to 75% of these employee contributions that are deposited to the employee's account. Employees are always 100% vested in the Company match. All investment decisions, related commissions and charges, investment results and tax reporting requirements are the responsibility of the employee, not the Company. In connection with the January 1, 2001 changes in the EIP, the Company changed the CAP to provide that eligible employees will be able to participate in the CAP after reaching certain salary and contribution thresholds in the EIP.

     In November 2001, the Company announced changes to the CAP effective December 2001. The changes provide that the Company may match up to 10% of eligible employee contributions on a graded scale from 0% to 115%. The level of the matching contribution will be determined at year end based upon business performance results.

NOTE 14: EMPLOYEE COMPENSATION PLANS

ANNUAL INCENTIVE PLAN

     The Annual Incentive Plan ("AIP") is intended to reward individual and team contributions to the Company's objectives during the year. The amount of incentive earned depends upon the performance and salary grade level of the individual and also depends on business unit and corporate financial results against pre-established targets. Provisions for AIP are recorded in accrued salaries, wages and employee benefits. Total amounts charged to expense for 2001 and 2000 were $25.6 million and $65.1 million, respectively. In 1999, the Company did not meet pre-established targets for AIP and did not record an expense for 1999.

LONG-TERM INCENTIVE PLANS

      Leadership Shares ("LS") was introduced in early 1999. LS replaced the executive Long-Term Incentive Plan ("LTIP") with 1999 LS grants partially based on individual executive performance during fiscal year 1998. It places greater emphasis on an individual's ability to contribute and affect the Company's long-term strategic objectives. LS is a performance unit plan which grants units or "shares" at an initial value of $0 each. These "shares" are not stock and do not represent equity interests in the Company.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

      Under the LS plan, the Company establishes a five-year financial performance target for each grant based on, among other things, its performance and expected shareholder value growth at comparable companies. The actual value of the units is determined based on performance against these measures. Performance at the target level will yield a per unit value of $25. If performance does not meet a threshold standard, then the units will have no value. Performance above target yields correspondingly larger unit values; there is no limit on maximum award potential.

     A competitive level of five-year Company financial performance is determined by examining expected value growth at other companies. This growth is then tied to competitive external long-term incentive pay so that the Company will pay its executives at competitive levels when the Company achieves competitive growth. At the end of each fiscal year, a share value is determined and communicated to participants. The shares vest in one-third increments at the end of the third, fourth and fifth fiscal years of the performance period. The Company accounts for the expense related to LS on a straight-line basis based on estimates of future performance against plan targets.

     LTIP was a long-term incentive plan that ended for all employees during fiscal year 1999 and was replaced by LS for employees at management levels. These incentives were awarded as performance units with each grant's unit value measured based on the Company's three-year cumulative earnings performance and return on investment against pre-established targets. Awards were based on an individual's grade level, salary and performance and are paid in one-third annual increments beginning in the year following the three-year performance cycle of the grant. Existing LTIP units that were previously granted will be paid out according to the plan schedule.

     The Special Long-Term Incentive Plan ("SLTIP") was intended to provide incentive and reward performance over time for certain key senior employees. Awards under this plan have the same grant unit value, vesting period and pay-out cycle as grants made under LTIP. There will be no more grants under SLTIP. A Long-Term Performance Plan ("LTPP"), which awarded grants in 1994 and 1995, finished paying out in 2000.

     Total net amounts charged to expense for these long-term incentive plans in 2001 and 2000 were $53.2 million and $72.7 million, respectively. In 1999, the Company did not meet some of the pre-established targets for these long-term incentive plans and therefore reversed a portion of prior year accruals totaling $32.5 million.

OTHER COMPENSATION PLANS

GLOBAL SUCCESS SHARING PLAN

      The Global Success Sharing Plan ("GSSP") was adopted in 1996 and was designed to allow all eligible employees to share in the Company's future success by providing a cash payment based on the achievement of pre-established financial targets. The plan called for an aggregate cash payment, ranging from 3% to 10% of the achieved cumulative cash flow (defined as earnings before interest, taxes, depreciation, amortization and certain other items) to be paid in 2002 by the Company to all eligible employees, assuming a minimum cumulative cash flow was reached. However, in 1999, the Company lowered its estimate of financial performance through the year 2001 and determined that payment in 2002 was highly unlikely and therefore the Company did not recognize any GSSP expense in 2000 or 2001. In 1999, the Company reversed prior years' GSSP accruals totaling $343.9 million, less related miscellaneous plan expenses. As of November 25, 2001, the pre-established financial targets were not met and consequently no cash payments will be made under the GSSP plan.

CASH PERFORMANCE SHARING PLAN

     The Cash Performance Sharing Plan awards a cash payment to production employees worldwide based on a percentage of annual salary and certain earnings and revenue criteria. The largest individual plan is the U.S. Field Profit Sharing Plan that covers approximately 5,500 U.S. employees. The total amounts charged to expense for this plan in 2001 and 2000 were $1.8 million and $9.2 million, respectively. In 1999, the Company did not meet certain earnings criteria established by the plan and therefore no expense was recognized.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

KEY EMPLOYEE RECOGNITION AND COMMITMENT PLAN

     The Key Employee Recognition and Commitment Plan ("KEP") was adopted in 1996 and was designed to recognize and reward key employees for making significant contributions to the Company's future success. Units awarded to employees under the plan are subject to a four-year vesting period, which commenced in 1997. Units are exercisable in one-third increments at the end of fiscal years 2001 through 2003 upon reaching a certain minimum cumulative earnings criteria threshold at each fiscal year-end. Employees may elect to defer the exercise of each one-third increment until final payment in 2004. Payments may occur earlier under certain circumstances. Unit values will be directly related to the excess over the threshold of the cumulative cash flow (defined as earnings before interest, taxes, depreciation, amortization and certain other items) generated by the Company at the end of the fiscal years 2001 through 2003. The Company did not recognize any KEP expense in 2001 or 2000. In 1999, the Company lowered its estimate of financial performance through the year 2003 and, consequently, decreased the KEP accrual rate to 0% and reversed prior years KEP accruals totaling $13.6 million. There will be no more grants under KEP.

SPECIAL DEFERRAL PLAN

     The Special Deferral Plan ("SDP") was adopted during 1996 and was designed to replace the Company's Stock Appreciation Rights Plan ("SARs"). Existing SARs were transferred in the SDP at a value of $265 per share. The SDP had grants in 1992 and 1994, both of which are fully vested. The SDP bases the appreciation/depreciation of units on certain tracked mutual funds or the prime rate, at the election of the employee. There will be no more grants under SDP.

     During 2001 and 2000, cash disbursements for SDP grants were $1.2 million and $9.8 million, respectively. The amounts charged (net of forfeitures) to expense for the plan in 2001, 2000 and 1999 were $0.4 million, $1.0 million and $(2.3) million, respectively.

NOTE 15: LONG-TERM EMPLOYEE RELATED BENEFITS

     Balances for long-term employee related benefits are as follows:

                                                         2001          2000
                                                         ----          ----
                                                       (DOLLARS IN THOUSANDS)

            Workers' compensation...................     $ 41,685     $ 59,307
            Long-term performance programs..........      132,563       80,549
            Deferred compensation...................       94,793       93,681
            Pension programs........................      115,710      125,312
                                                         --------     --------
                 Total..............................     $384,751     $358,849
                                                         ========     ========

     Included in the liability for workers' compensation are accrued expenses related to the Company's program that provides for early identification and treatment of employee injuries. Changes in the Company's safety programs, medical and disability management and the long-term effects of statutory changes have decreased workers' compensation costs substantially from historical trends. Provisions for workers' compensation of $21.0 million and $13.6 million were recorded during fiscal years 2001 and 2000, respectively. Reclassifications to current liabilities represented a reduction of approximately $27.3 million in fiscal year 2001 and $28.0 million in fiscal year 2000. Long-term performance programs include accrued liabilities for LS and LTIP (SEE NOTE 14 TO THE CONSOLIDATED FINANCIAL STATEMENTS). Deferred compensation represents non-qualified agreements under which certain employees may defer income. The pension programs include the accrued benefit cost for the qualified pension plans and the liability accrued for the non-qualified pension programs (SEE NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS).

NOTE 16: COMMON STOCK

     The Company has a capital structure consisting of 270,000,000 authorized shares of common stock, par value $.01 per share, of which 37,278,238 shares are issued and outstanding.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 17: RELATED PARTIES

COMPENSATION OF DIRECTORS

     Directors of the Company who are also stockholders or employees of the Company do not receive compensation for their services as directors. Directors who are not stockholders or employees (Angela Glover Blackwell, James C. Gaither, Peter A. Georgescu, Patricia Salas Pineda, T. Gary Rogers and G. Craig Sullivan) receive annual compensation of approximately $88,000. This amount includes an annual retainer fee of $36,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 LS units, for a target value of $45,000 per year (SEE NOTE 14 TO THE CONSOLIDATED FINANCIAL STATEMENTS). The actual amount for each of the above payments varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors in their first six years of service receive a cash amount equivalent to the target value of their long-term variable pay or $45,000. This amount is decreased by approximately 1/3 each year at the start of actual payments from LS&CO.'s LS plan. Directors who are not employees or stockholders also receive travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan.

     Messrs. Gaither, Georgescu, Rogers, and Sullivan, and Ms. Blackwell and Ms. Pineda each received 1,800 LS units in both 2001 and 2000. In 2001, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received payments of $9,727 under LTIP. In 2000, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received payments of $30,637 under LTIP and LTPP combined.

OTHER TRANSACTIONS

     F. Warren Hellman, a director of the Company is chairman and a general partner of Hellman & Friedman LLC, an investment banking firm that has provided financial advisory services to the Company in the past. The Company did not pay any fees to Hellman & Friedman LLC during fiscal years 2001, 2000 and 1999. At November 25, 2001 and November 26, 2000, Mr. Hellman and his family, other partners, and former partners of Hellman & Friedman LLC beneficially owned an aggregate of less than 5% of the outstanding common stock of the Company.

     James C. Gaither, a director of the Company, is a senior counsel of the law firm Cooley Godward LLP. The firm provided legal services to the Company in 2001, 2000 and 1999 and received in fees approximately $91,000, $60,000 and $165,000, respectively.

ESTATE TAX REPURCHASE POLICY

     The Company has a policy under which it will, subject to certain conditions, repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes.

     The purchase price will be based on a valuation received from an investment banking or appraisal firm. Estate repurchase transactions will be subject to, among other things, compliance with applicable laws governing stock repurchases, board approval and restrictions under the Company's credit facilities and indentures relating to 11.625% senior notes due 2008 (SEE NOTE 7 TO THE CONSOLIDATED FINANCIAL STATEMENTS). The policy does not create a contractual obligation on the Company. No shares were repurchased under this policy in 2001, 2000 and 1999.

NOTE 18: BUSINESS SEGMENT INFORMATION

     The Company manages its only segment, the apparel business, based on geographic regions consisting of the Americas, which includes the U.S., Canada and Latin America; Europe, the Middle East and Africa; and Asia Pacific. All Other consists of functions that are directed by the corporate office and are not allocated to a specific geographic region. Under Geographic Information for all periods presented, no single country other than the U.S. had net sales exceeding 10% of consolidated net sales.

     The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children, under the Company's Levi's(R) and Dockers(R) brands. Its products are distributed in the U.S. primarily through chain retailers and department stores and abroad through department stores, specialty retailers and franchised stores. The Company also maintains a network of approximately 840 franchised or independently owned stores dedicated to its products outside the U.S. and operates a small number of company-owned stores in ten countries. The Company obtains its products from a combination of company-owned facilities and independent manufacturers.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

     The Company evaluates performance and allocates resources based on regional profits or losses. The accounting policies of the regions are the same as those described in Note 1, "Summary of Significant Accounting Policies." Regional profits exclude net interest expense, special compensation program expenses, excess capacity/restructuring charges/reversals and expenses that are controlled at the corporate level. Management financial information for the Company is as follows:


                                                                                          ASIA
                                                             AMERICAS      EUROPE       PACIFIC    ALL OTHER   CONSOLIDATED
                                                             --------      ------       -------    ---------   ------------
                                                                               (DOLLARS IN THOUSANDS)

2001:
Net sales from external customers.........................    $2,856,086   $1,066,345    $336,243   $     --     $4,258,674
Intercompany sales........................................        34,630      913,786      36,372         --        984,788
Depreciation and amortization expense.....................        57,686       18,572       4,361         --         80,619
Earnings contribution.....................................       382,700      203,900      56,600         --        643,200
Interest expense..........................................            --           --          --    230,772        230,772
Excess capacity/restructuring charges (reversals).........            --           --          --     (4,286)        (4,286)
Corporate and other expenses..............................            --           --          --    177,025        177,025
     Income before income taxes...........................            --           --          --         --        239,689
Total regional assets.....................................     5,579,491    2,204,701     309,888         --      8,094,080
Elimination of intercompany assets........................            --           --          --         --      5,110,594
     Total assets.........................................            --           --          --         --      2,983,486
Expenditures for long-lived assets........................        13,708        6,372       2,461         --         22,541

                                                                UNITED      FOREIGN
                                                                STATES     COUNTRIES   CONSOLIDATED
                                                                ------     ---------   ------------
GEOGRAPHIC INFORMATION:
Net sales.................................................    $2,656,745   $1,601,929  $4,258,674
Deferred tax assets.......................................       637,758       36,460     674,218
Long-lived assets.........................................     1,122,208      349,987   1,472,195


                                                                                          ASIA
                                                             AMERICAS      EUROPE       PACIFIC      ALL OTHER     CONSOLIDATED
                                                             --------      ------       -------      ---------     ------------
                                                                               (DOLLARS IN THOUSANDS)
2000:
Net sales from external customers.........................    $3,148,219   $1,104,522  $  392,385    $     --     $4,645,126
Intercompany sales........................................        65,600      911,489      33,523          --      1,010,612
Depreciation and amortization expense.....................        64,109       21,151       5,721          --         90,981
Earnings contribution.....................................       449,900      225,800      55,300          --        731,000
Interest expense..........................................            --           --          --     234,098        234,098
Excess capacity/restructuring (reversals).................            --           --          --     (33,144)       (33,144)
Corporate and other expenses..............................            --           --          --     186,366        186,366
     Income before income taxes...........................            --           --          --          --        343,680
Total regional assets.....................................     5,187,778    1,461,877     471,068          --      7,120,723
Elimination of intercompany assets........................            --           --          --          --      3,914,994
     Total assets.........................................            --           --          --          --      3,205,728
Expenditures for long-lived assets........................        16,900        8,323       2,732          --         27,955


                                                               UNITED        FOREIGN
                                                               STATES       COUNTRIES  CONSOLIDATED
                                                               ------       ---------  ------------
GEOGRAPHIC INFORMATION:
Net sales.................................................    $2,923,799   $1,721,327  $4,645,126
Deferred tax assets.......................................       646,303       44,206     690,509
Long-lived assets.........................................     1,141,523      358,281   1,499,804




                      LEVI STRAUSS & CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                        ASIA
                                                             AMERICAS      EUROPE      PACIFIC       ALL OTHER     CONSOLIDATED
                                                             --------      ------      -------       ---------     ------------
                                                                            (DOLLARS IN THOUSANDS)
1999:
Net sales from external customers.........................    $3,420,326   $1,360,782  $  358,350    $     --     $5,139,458
Intercompany sales........................................        50,584    1,045,119      38,923          --      1,134,626
Depreciation and amortization expense.....................        86,078       27,474       6,550          --        120,102
Earnings contribution.....................................       279,900      242,700      28,500          --        551,100
Interest expense..........................................            --           --          --     182,978        182,978
Excess capacity/restructuring charges.....................            --           --          --     497,683        497,683
Global Success Sharing Plan (reversal)....................            --           --          --    (343,873)      (343,873)
Corporate and other expenses..............................            --           --          --     205,813        205,813
     Income before income taxes...........................            --           --          --          --          8,499
Total regional assets.....................................     4,701,974    1,625,396     576,533          --      6,903,903
Elimination of intercompany assets........................            --           --          --          --      3,233,889
     Total assets.........................................            --           --          --          --      3,670,014
Expenditures for long-lived assets........................        36,578       20,518       3,966          --         61,062

                                                                UNITED      FOREIGN
                                                                STATES     COUNTRIES   CONSOLIDATED
                                                                ------     ---------   ------------
GEOGRAPHIC INFORMATION:
Net sales.................................................    $3,201,809   $1,937,649  $5,139,458
Deferred tax assets.......................................       676,707       77,500     754,207
Long-lived assets.........................................     1,273,304      423,026   1,696,330



     For 2001, 2000 and 1999, the Company had one customer, J. C. Penney Company, Inc., that represented approximately 13%, 12% and 11%, respectively, of net sales. No other customer accounted for more than 10% of net sales.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                        FIRST         SECOND        THIRD          FOURTH
                                                                      QUARTER        QUARTER       QUARTER        QUARTER
                                                                      -------        -------     ----------      ----------

                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2001
Net sales........................................................    $  996,382     $1,043,937    $ 983,508      $1,234,846
Cost of goods sold...............................................       556,449        591,442      584,279         729,028
                                                                     ----------     ----------   ----------      ----------
Gross profit.....................................................       439,933        452,495      399,229         505,818
Marketing, general and administrative............................       326,095        336,128      314,482         379,179
Other operating (income).........................................        (7,174)        (7,365)      (8,377)        (10,504)
Excess capacity/restructuring charges (reversals)................            --             --           --          (4,286)
                                                                     ----------     ----------   ----------      ----------
Operating income.................................................       121,012        123,732       93,124         141,429
Interest expense.................................................        69,205         53,898       55,429          52,240
Other (income) expense, net......................................         4,868            899       13,850         (10,781)
                                                                     ----------     ----------   ----------      ----------
Income before taxes..............................................        46,939         68,935       23,845          99,970
Income tax expense...............................................        17,367         25,507        8,822          36,989
                                                                     ----------     ----------   ----------      ----------

Net income.......................................................    $   29,572     $   43,428   $   15,023      $   62,981
                                                                     ==========     ==========   ==========      ==========
Earnings per share--basic and diluted.............................   $     0.79     $     1.16   $     0.40      $     1.69
                                                                     ==========     ==========   ==========      ==========

2000
Net sales........................................................    $1,082,437     $1,149,044   $1,127,740      $1,285,905
Cost of goods sold...............................................       632,442        661,469      663,418         732,841
                                                                     ----------     ----------   ----------      ----------
Gross profit.....................................................       449,995        487,575      464,322         553,064
Marketing, general and administrative............................       322,111        367,417      358,524         433,666
Other operating (income).........................................        (4,183)        (6,265)     (10,404)        (11,528)
Excess capacity/restructuring (reversals)........................            --             --           --         (33,144)
                                                                     ----------     ----------   ----------      ----------
Operating income.................................................       132,067        126,423      116,202         164,070
Interest expense.................................................        56,782         60,989       59,406          56,921
Other income, net................................................       (24,958)        (3,835)      (1,359)         (8,864)
                                                                     ----------     ----------   ----------      ----------
Income before taxes..............................................       100,243         69,269       58,155         116,013
Income tax expense...............................................        35,084         24,245       20,354          40,605
                                                                     ----------     ----------   ----------      ----------

Net income.......................................................    $   65,159     $   45,024   $   37,801      $   75,408
                                                                     ==========     ==========   ==========      ==========
Earnings per share--basic and diluted.............................   $     1.75     $     1.21   $     1.01      $     2.02
                                                                     ==========     ==========   ==========      ==========



     During the fourth quarter of 2001 the Company recorded the reversal of $26.6 million of prior years' restructuring costs. This reversal was based on updated estimates. The Company also had charges of $22.4 million for various reorganization initiatives in the U.S. and Japan. (SEE NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

      During the fourth quarter of 2000, the Company recorded the reversal of $33.1 million of prior years' restructuring costs. This reversal was based on updated estimates. (SEE NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

      In addition, in connection with physical inventories, actuarial studies of postretirement benefits and workers' compensation, and reviews of other liabilities, the Company recorded adjustments related to warranty provisions, physical inventory provisions and postretirement benefits in the fourth quarter of 2000 that resulted in a net increase of approximately 8% to fourth quarter operating income.

                      LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTE 20: SUBSEQUENT EVENTS

CREDIT FACILITY AMENDMENT

      Effective January 29, 2002, the Company completed an amendment to its principal credit agreement. The amendment has three principal features. First, the amendment excludes from the computation of earnings for covenant compliance purposes certain cash expenses, as well as certain non-cash costs, relating to potential plant closures in the U.S. and Scotland in 2002. The Company has not made final decisions regarding potential plant closures. The amendment also excludes from those computations the non-cash portion of the Company's long-term incentive compensation plans. Second, the amendment reduces by 0.25 the amount of the required tightening of the leverage ratio beginning with the fourth quarter of 2002. Third, the amendment tightens the senior secured leverage ratio. The amendment did not change the interest rate, size of the facility or required payment provisions of the facility.

POTENTIAL FACILITY CLOSURES

      The Company is now discussing with its unions in the U.S. potential additional closures of manufacturing facilities in the U.S. and is consulting with union and employee representatives regarding a proposal to close two plants in Scotland. If the Company ultimately decides to close facilities, it will then record restructuring charges relating to employee severance and benefits, and other costs associated with facility exit activities.

TEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is information concerning our directors and executive officers as of January 1, 2002.



 Name                                                   Age Office and Position
 ----                                                   --- -------------------
Peter E. Haas, Sr. ..................................   83  Director, Chairman of the Executive Committee
Robert D. Haas.......................................   59  Director, Chairman of the Board of Directors
Philip A. Marineau...................................   55  Director, President and Chief Executive Officer
Angela Glover Blackwell..............................   56  Director
Robert E. Friedman...................................   52  Director
Tully M. Friedman....................................   59  Director
James C. Gaither.....................................   64  Director
Peter A. Georgescu...................................   62  Director
Peter E. Haas, Jr. ..................................   54  Director
Walter J. Haas.......................................   52  Director
F. Warren Hellman....................................   67  Director
Patricia Salas Pineda................................   50  Director
T. Gary Rogers.......................................   59  Director
G. Craig Sullivan....................................   61  Director
R. John Anderson.....................................   50  Senior Vice President and President, Levi Strauss Asia Pacific
David G. Bergen......................................   46  Senior Vice President and Chief Information Officer
William B. Chiasson..................................   49  Senior Vice President and Chief Financial Officer
Karen Duvall.........................................   38  Senior Vice President, Worldwide Supply Chain
Joseph Middleton.....................................   46  Senior Vice President and President, Levi Strauss Europe,
                                                            Middle East and Africa
Albert F. Moreno.....................................   58  Senior Vice President, General Counsel and Assistant
                                                            Secretary
Fred Paulenich.......................................   37  Senior Vice President, Worldwide Human Resources


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

     PHILIP A. MARINEAU, a director since 1999, is our President and Chief Executive Officer. He is also presently serving as President, Levi Strauss, Americas. Prior to joining us, Mr. Marineau was the President and Chief Executive Officer of Pepsi-Cola North America from 1997 to 1999. From 1996 to 1997, Mr. Marineau was President and Chief Operating Officer of Dean Foods Company. From 1972 to 1996, Mr. Marineau held a series of positions at Quaker Oats Company including President and Chief Operating Officer from 1993 to 1996.

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

     TULLY M. FRIEDMAN, a director since 1985, is Chairman and Chief Executive Officer of Friedman Fleischer & Lowe LLC, a private equity investment firm he founded in 1997. Formerly, Mr. Friedman was a founding partner of Hellman & Friedman, a private investment firm. Prior to forming Hellman & Friedman in 1984, he was a managing director and general partner of Salomon Brothers Inc. Mr. Friedman currently serves on the board of directors of Archimedes Technology Group, CapitalSource LLC, The Clorox Company, Mattel, Inc. and McKesson Corporation.

     JAMES C. GAITHER, a director since 1988, is Managing Director of Sutter Hill Ventures, a venture capital investment firm and senior counsel of the law firm of Cooley Godward LLP in San Francisco, California. Prior to joining Cooley Godward in 1969, he served as law clerk to the Honorable Earl Warren, Chief Justice of the United States, special assistant to the Assistant Attorney General in the U.S. Department of Justice and staff assistant to the President of the United States, Lyndon B. Johnson. Mr. Gaither is currently a director of Basic American, Inc., Nvidia Corporation, Siebel Systems, Inc., Kineto, Inc. and Satmetrix, Inc.

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

     F. WARREN HELLMAN, a director since 1985, has served as chairman and general partner of Hellman & Friedman LLC, a private investment firm, since its inception in 1984. Previously, he was a general partner of Hellman Ferri (now Matrix Partners) and managing director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of DN&E Walter & Co., WPP Group plc and Sugar Bowl Corporation.

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

     T. GARY ROGERS, a director since 1998, is Chairman of the Board and Chief Executive Officer of Dreyer's Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream products. He has held this position since 1977. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and Gardonjim Farms.

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

     R. JOHN ANDERSON, our Senior Vice President and President of our Asia Pacific Division since 1998, joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi's(R) brand in 1995.

     DAVID G. BERGEN, our Senior Vice President and Chief Information Officer, joined us in November 2000. He was most recently Senior Vice President and Chief Information Officer of CarStation.com. From 1998 to 2000, Mr. Bergen was Senior Vice President and Chief Information Officer of LVMH, Inc. Prior to joining LVMH, Inc., Mr. Bergen held a series of management positions at GAP Inc., including Vice President of Application Development.

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

 OUR BOARD OF DIRECTORS

     Our board of directors has 14 members. In March 2001, we amended our certificate of incorporation and by-laws to create a staggered board arrangement. Our board is divided into three classes with directors elected for overlapping three-year terms. The initial term for directors in class 1 (Mr. R. Friedman, Mr. Georgescu, Mr. Sullivan and Mr. R.D. Haas) ends in 2002. The initial term for directors in class 2 (Mr. T. Friedman, Ms. Pineda, Mr. Rogers, Mr. Hellman and Mr. P.E. Haas, Jr.) ends in 2003. The initial term for directors in class 3 (Ms. Blackwell, Mr. W.J. Haas, Mr. Gaither, Mr. Marineau and Mr. P.E. Haas, Sr.) ends in 2004. Directors in each class may be removed at any time, with or without cause, by the trustees of the voting trust.

     COMMITTEES. Our board of directors currently has four committees.

     o AUDIT. Our audit committee provides assistance to the Board in the Board's oversight of the integrity of our financial statements, financial reporting processes, system of internal control, compliance with legal requirements and independence and performance of our internal and external auditors.

         --Members: Until June 28, 2001, the members were Ms. Blackwell, Mr. T.
           Friedman, Mr. Georgescu, Mr. P.E. Haas, Jr., Mr. W.J. Haas, Mr. Hellman, Ms. Pineda and Mr. Sullivan. Effective June 28, 2001, the members were Mr. Gaither, Mr. Georgescu, Mr. Hellman, Ms. Pineda and Mr. Sullivan.

     o FINANCE. Our finance committee provides assistance to the Board in the Board's oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. We created the Finance Committee in June 2001.

         --Members: Mr. T. Friedman, Mr. Georgescu, Mr. P.E. Haas, Jr., Mr.
           Hellman and Mr. Rogers.

     o HUMAN RESOURCES. Our human resources committee provides assistance to the Board in the Board's oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation.

         --Members: Until June 28, 2001, the members were Mr. R. Friedman, Mr.
           Gaither, Mr. Georgescu, Mr. Hellman, Ms. Pineda, Mr. Rogers and Mr. Sullivan. Effective June 28, 2001, the members were Ms. Blackwell, Mr. T. Friedman, Mr. Gaither, Mr. Rogers and Mr. Sullivan.

     o CORPORATE SOCIAL RESPONSIBILITY. Our corporate social responsibility committee provides assistance to the Board in the Board's oversight of our values, ethics and social responsibility as demonstrated through our policies, practices and interactions with stockholders, employees, suppliers, customers, consumers, communities, governmental authorities and others having a relationship with us.

         --Members: Until June 28, 2001, the members were Ms. Blackwell, Mr. R.
           Friedman, Mr. T. Friedman, Mr. Gaither, Mr. Georgescu, Mr. P.E. Haas, Jr., Mr. P.E. Haas, Sr., Mr. R.D. Haas, Mr. W.J. Haas, Mr. Marineau and Mr. Rogers. Effective June 28, 2001, the members were Ms. Blackwell, Mr. R. Friedman, Mr. P.E. Haas, Sr., Mr. W.J. Haas and Ms. Pineda.

     Mr. R.D. Haas and Mr. Marineau are ex-officio members of all standing committees of the Board of Directors.

     COMPENSATION. Directors who are also stockholders or employees do not receive compensation for their services as directors. Directors who are not stockholders or employees, Mr. Gaither, Ms. Blackwell, Ms. Pineda, Mr. Rogers, Mr. Sullivan and Mr. Georgescu, receive annual compensation of approximately $88,000. This amount includes an annual retainer fee of $36,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 Leadership Shares units, for a target value of $45,000 per year. The actual amount for each payment varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors, in their first six years of service, receive a cash amount equivalent to the target value of their long-term variable pay or $45,000. This amount is decreased by approximately 1/3 each year at the start of actual payments from LS&CO.'s Leadership Shares Plan.

     Mr. Gaither, Mr. Georgescu, Ms. Blackwell, Ms. Pineda, Mr. Rogers and Mr. Sullivan each received 1,800 Leadership Shares units in 2001. In 2001, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received payments of $9,728 under the Long-Term Incentive Plan. Mr. Gaither, Ms. Blackwell and Ms. Pineda each received payments under the Long-Term Incentive Plan and the Long-Term Performance Plan of approximately $30,637 in 2000. Directors who are not employees or stockholders are eligible to participate in a deferred compensation plan.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of our human resources committee until June 28, 2001 were Mr. Friedman, Mr. Gaither, Mr. Georgescu, Mr. Hellman, Ms. Pineda, Mr. Rogers and Mr. Sullivan. Beginning June 28, 2001, the members of our human resources committee were Ms. Blackwell, Mr. T. Friedman, Mr. Gaither, Mr. Rogers and Mr. Sullivan.

     Mr. Hellman is chairman and a general partner of Hellman & Friedman, a private investment firm that has provided financial advisory services to us in the past. We did not pay any fees to Hellman & Friedman during fiscal year 2001. Mr. Gaither is senior counsel of the law firm Cooley Godward LLP. Cooley Godward provided legal services to us in 2001 and received approximately $91,000 in fees.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    This table provides compensation information for our chief executive officer and other executive officers who were our most highly compensated officers in 2001.


                                                          SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                    ANNUAL COMPENSATION          COMPENSATION
                                               ----------------------------  --------------------
                                                                                                       ALL OTHER
NAME/PRINCIPAL POSITION                 YEAR       SALARY      BONUS (1)        LTIP PAYOUTS (2)    COMPENSATION(3)
--------------------------------------------------------------------------------------------------------------------

Philip A. Marineau                      2001     $1,000,000   $  450,000           $     --           $  233,284
President and Chief Executive           2000      1,000,000    2,250,000                 --            1,173,761
Officer(4)                              1999        153,846           --                 --            3,172,234

Robert D. Haas                          2001        798,077      350,000                 --              180,433
Chairman of the Board                   2000      1,050,000    1,800,000                 --               78,750
                                        1999      1,248,462           --            187,000               90,000

William B. Chiasson                     2001        512,539      163,000                 --              359,740
Senior Vice President and               2000        475,969      661,650                 --              351,558
Chief Financial Officer                 1999        450,449           --                 --                   --

Joseph Middleton(5)                     2001        461,185      167,000                 --               55,908
Senior Vice President and               2000        411,002      446,661                 --               56,528
President, Levi Strauss Europe,         1999        320,450           --              8,514               43,255
Middle East and Africa

R. John Anderson(6)                     2001        383,413      163,000                 --               41,129
Senior Vice President and               2000        351,211      420,000                 --               56,785
President, Levi Strauss,                1999        280,347           --             12,386               36,688
Asia Pacific Division

James Lewis                             2001        173,077           --                 --            3,467,362
Senior Vice President and               2000        432,692      412,500                 --              816,243
President, Levi Strauss Americas(7)     1999             --           --                 --                   --


______________________________


(1) We pay annual bonuses under our Annual Incentive Plan. The Annual Incentive Plan is intended to reward individual contributions to our objectives during the year. The amount of incentive earned depends upon the performance and salary grade level of the individual. The plan is funded based on corporate, group, division and affiliate financial results against pre-established targets. We did not pay any bonuses for 1999 performance.

(2) For the year 2001, this column reflects amounts earned during 2001 under our Leadership Shares Plan. The amounts shown for 2001 relate to the 1999 to 2003 measurement period for Leadership Shares units vesting in 2001. We did not meet threshold performance for the 1999 grants. As a result, the units are valued at $0, and we will not make payments with respect to these units. For the years 1999 and 2000, the amounts shown reflect compensation earned under our Long-Term Incentive Plan, a performance unit plan replaced by our Leadership Shares Plan. Under the Long-Term Incentive Plan, we granted performance units to participants with an initial target value. At the end of a three-year measurement period, we determined the actual per unit value based on our estimated relative shareholder return and return on investment over that period. Once valued, we paid out the unit value in cash in equal installments over a three-year period. Interest at the prime rate is added to the second and third installments. The 1998 grant was valued at $0 per unit due to performance during that period. Messrs. Marineau, Chiasson and Lewis were not employed by us at the time grants were made under this plan.




(3) For Mr. Marineau, Mr. Haas and Mr. Chiasson, the amounts shown include contributions we made on their behalf to our Capital Accumulation Plan. The Capital Accumulation Plan is a non-qualified investment plan that permits eligible employees to contribute up to 10% of their pay, on an after-tax basis, to an individual retail brokerage account established in the employee's name. We established the Capital Accumulation Plan because Internal Revenue Code rules limit savings opportunities under tax-qualified plans for a number of our employees. For the three years shown here, we matched approximately 75% of the employee's contributions. Beginning in 2002, contributions under this plan will be dependent on business performance. We may match up to 10% of eligible employee contributions on a graded scale from 0% to 115%. The level of the matching contribution will be determined at the end of the year based upon business performance using the same measures as are used for the Annual Incentive Plan. The 1999 amount shown for Mr. Marineau reflects a $3.0 million signing bonus under his employment agreement and reimbursement of relocation expenses. The 2000 amount shown for Mr. Marineau reflects relocation-related income of $1,095,877 as well as a Capital Accumulation Plan contribution of $77,885. The 2001 amount shown for Mr. Marineau includes a Capital Accumulation Plan contribution of $229,327 and reimbursement of additional relocation expenses of $3,958. The 2000 amount shown for Mr. Chiasson reflects a special payment of $326,250 to replace forfeited long-term grants from a previous employer and a Capital Accumulation Plan match of $25,308. The 2001 amount also reflects a special payment of $326,250 to replace forfeited long-term grants from a previous employer and a Capital Accumulation Plan contribution of $34,490. The 1999 amount shown for Mr. Middleton consists of a goods and services allowance due to his foreign assignment. The 2000 amount shown for Mr. Middleton consists of a goods and services allowance of $29,303 and compensation for losses due to exchange rate fluctuations of $27,225. The 2001 amount shown reflects a goods and services allowance of $45,074 and compensation for losses due to exchange rate fluctuations of $10,834. The 1999, 2000 and 2001 amounts shown for Mr. Anderson consist of goods and services allowances due to his foreign assignment. The 2000 amount shown for Mr. Lewis reflects a hiring bonus of $614,398 and relocation-related expenses of $201,845. The 2001 amount shown for Mr. Lewis includes an additional hiring bonus of $990,017, relocation-related expenses of $116,933, a payment for accrued paid time off, and a separation payment made under the terms stipulated in his employment agreement of two times his base salary plus target bonus, or $2,325,000.

(4)  Mr. Marineau joined us on September 27, 1999.

(5) Mr. Middleton is a United Kingdom citizen who lives and works in Brussels, Belgium. Our approach for these global assignee employees is to keep individuals whole to their home country while they are on assignment. To achieve this goal, we offset expenses related to a foreign assignment so that the individuals are not disadvantaged because of the assignment. This covers all areas that are affected by a foreign assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses. The amounts shown reflect amounts paid in British pounds, converted into U.S. dollars using the average exchange rate for the year reported.

(6) Mr. Anderson is an Australian citizen who lives and works in Singapore. We take the same global assignee approach with Mr. Anderson as we do with Mr. Middleton. The amounts shown reflect amounts paid in Australian dollars, converted into U.S. dollars using the average exchange rate for the year reported.

(7) We had an employment agreement with James Lewis, our former Senior Vice President and President, Levi Strauss Americas. Mr. Lewis left us on February 9, 2001. The agreement provided for a minimum base salary of $750,000 per year with a bonus target equal to 55% of base salary. For fiscal year 2000, which was the first year of Mr. Lewis' employment, he was guaranteed under the agreement to earn at least his target bonus amount. Under the agreement, Mr. Lewis received a one-time lump sum of $300,000 net of taxes to assist with relocation expenses. As provided by the terms of his employment agreement, Mr. Lewis received as a result of his departure a lump-sum separation payment equal to two times his base salary plus annual bonus at target.

                                       85




                                  LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR (2001)

                                                                                    ESTIMATED FUTURE PAYOUTS (1)
                                                                                  ----------------------------------
                                        NUMBER OF LEADERSHIP       PERFORMANCE
NAME/PRINCIPAL POSITION                    SHARES AWARDED           PERIOD (2)       MINIMUM ($)        TARGET
--------------------------------------------------------------------------------------------------------------------

Philip A. Marineau                              200,000              5 years               --         $5,000,000
President and Chief Executive
Officer

Robert D. Haas                                   90,000              5 years               --          2,250,000
Chairman of the Board

William B. Chiasson                              55,000              5 years               --          1,375,000
Senior Vice President and
Chief Financial Officer

Joseph Middleton                                 55,000              5 years               --          1,375,000
Senior Vice President and
President, Levi Strauss Europe,
Middle East and Africa

R. John Anderson                                 55,000              5 years               --          1,375,000
Senior Vice President and
President, Levi Strauss,
Asia Pacific Division

James Lewis                                      --                  5 years               --             --
Senior Vice President and
President, Levi Strauss Americas


______________________________


(1) This table shows awards under our Leadership Shares Plan. The Leadership Shares Plan is a long-term cash performance unit plan. Under this plan, we establish a five-year financial performance target for each grant based on targeted growth in shareholder value. The value of the units is determined based on actual performance relative to target. Performance at the target level will yield a per unit value of $25. If performance does not meet a threshold standard, then the units will have no value. Performance above target yields correspondingly larger unit values; there is no limit on maximum award potential.

(2) The performance period is five years from the time of award. The awards vest in one-third increments on the last day of the third, fourth and fifth fiscal years of the performance period. We pay the awards in the year after they vest.

                                       86

                               PENSION PLAN TABLE

    The following table shows the estimated annual benefits payable upon retirement under our U.S. home office pension plan, benefit restoration plans and deferred compensation plan to persons in various compensation and years-of-service classifications prior to mandatory offset of Social Security benefits:

-------------------------------------------------------------------------------------------------------------
         COVERED      YEARS OF SERVICE
    COMPENSATION      5            10            15           20           25           30           35
-------------------------------------------------------------------------------------------------------------
      $  400,000     $ 40,000      $ 80,000   $  120,000   $  160,000   $  200,000   $  205,000   $  210,000

         600,000       60,000       120,000      180,000      240,000      300,000      307,500      315,000

         800,000       80,000       160,000      240,000      320,000      400,000      410,000      420,000

       1,000,000      100,000       200,000      300,000      400,000      500,000      512,500      525,000

       1,200,000      120,000       240,000      360,000      480,000      600,000      615,000      630,000

       1,400,000      140,000       280,000      420,000      560,000      700,000      717,500      735,000

       1,600,000      160,000       320,000      480,000      640,000      800,000      820,000      840,000

       1,800,000      180,000       360,000      540,000      720,000      900,000      922,500      945,000

       2,000,000      200,000       400,000      600,000      800,000    1,000,000    1,025,000    1,050,000

       2,200,000      220,000       440,000      660,000      880,000    1,100,000    1,127,500    1,155,000

       2,400,000      240,000       480,000      720,000      960,000    1,200,000    1,230,000    1,260,000

       2,600,000      260,000       520,000      780,000    1,040,000    1,300,000    1,332,500    1,365,000

       2,800,000      280,000       560,000      840,000    1,120,000    1,400,000    1,435,000    1,470,000

       3,000,000      300,000       600,000      900,000    1,200,000    1,500,000    1,537,500    1,575,000

       3,200,000      320,000       640,000      960,000    1,280,000    1,600,000    1,640,000    1,680,000

       3,400,000      340,000       680,000    1,020,000    1,360,000    1,700,000    1,742,500    1,785,000

-------------------------------------------------------------------------------------------------------------

    The table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. As of year-end 2001, the credited years of service for Messrs. Marineau, Haas, Chiasson and Lewis were 2, 28, 3, and 0, respectively. The 2001 compensation covered by the pension plan, benefit restoration plan and deferred compensation plan for Messrs. Marineau, Haas, Chiasson and Lewis were $3.25 million, $2.6 million, $644,869 and $0, respectively. Mr. Lewis did not receive a full credited year of service.

    Mr. Middleton participates in the Levi Strauss United Kingdom pension plan. It provides him both a defined benefit and a defined contribution pension. If Mr. Middleton retires at age 60, the plan will provide two-thirds of his base salary (average of the top three years salary out of the last ten before his retirement date) in a defined benefit pension. Based on his current compensation, if Mr. Middleton retires at age 60, he would receive upon retirement a U.S. dollar equivalent of approximately $270,000 annually. We also contribute 20% of Mr. Middleton's annual bonus each year toward his defined contribution pension that he can use to purchase additional pension benefits upon retirement.

    Mr. Anderson participates in the Levi Strauss Australia pension plan and also has a supplemental plan. The pension payment Mr. Anderson will receive upon retirement is based on years of service and his final average salary. Under the supplemental plan, we contribute 20% of his annual base salary and bonus to his pension each year. Mr. Anderson's benefit under these combined plans, to be paid in lump sums upon retirement, is estimated to be approximately $1.53 million if he retires at age 55, or approximately $4.62 million if he retires at age 65.

EMPLOYMENT AGREEMENTS

    PHILIP MARINEAU. We have an employment agreement with Philip Marineau, our President and Chief Executive Officer. The agreement provides for a minimum base salary of $1.0 million in accordance with our executive salary policy and a target annual cash bonus of 90% of base salary, with a maximum bonus of 180% of base salary. In addition, Mr. Marineau is eligible to participate in all other executive compensation and benefit programs, including the Leadership Shares Plan. Under the employment agreement, we made a one-time grant of 810,000 Leadership Shares units to compensate him for the potential value of stock options he forfeited upon leaving his previous employer to join us. We also provide under the agreement a supplemental pension benefit to Mr. Marineau.

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

     The table on the following page contains information about the beneficial ownership of our voting trust certificates as of January 1, 2002, by:

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

                                                                                                               PERCENTAGE OF
                                                                                           NUMBER OF VOTING    VOTING TRUST
                                                                                          TRUST CERTIFICATES   CERTIFICATES
      NAME                                                                                BENEFICIALLY OWNED    OUTSTANDING
      ----                                                                                ------------------   -------------

      Peter E. Haas, Sr. .............................................................      13,954,709(1)         37.43%
      Peter E. Haas, Jr. .............................................................       6,720,141(2)         18.02%
      Robert D. Haas..................................................................       3,723,679(3)          9.99%
      Miriam L. Haas..................................................................       2,980,200(4)          7.99%
      Margaret E. Haas................................................................       2,644,549(5)          7.09%
      Josephine B. Haas...............................................................       2,228,527(6)          5.98%
      Robert E. Friedman..............................................................       1,320,134(7)          3.54%
      F. Warren Hellman...............................................................         527,342(8)          1.41%
      Walter J. Haas..................................................................         258,348(9)           *
      Tully M. Friedman...............................................................         235,186(10)          *
      James C. Gaither................................................................            --                --
      Peter A. Georgescu..............................................................            --                --
      Angela Glover Blackwell.........................................................            --                --
      Philip A. Marineau..............................................................            --                --
      Patricia Salas Pineda...........................................................            --                --
      T. Gary Rogers..................................................................            --                --
      G. Craig Sullivan...............................................................            --                --
      William B. Chiasson.............................................................            --                --
      Joseph Middleton................................................................            --                --
      R. John Anderson................................................................            --                --

      Directors and executive officers as a group (21 persons)(11)....................      26,739,539            71.72%


(1)     Includes 3,515,116 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trusts A and B for which Mr. Haas is a trustee or co-trustee. Mr. Haas disclaims beneficial ownership of those shares.  Includes 670,000 voting trust certificates held by a trust for the benefit of Josephine B. Haas, former spouse of Mr. Haas. Mr. Haas has sole voting power and Mrs. Josephine B. Haas has sole investing powers with respect to those voting trust certificates.  Mr. Haas disclaims beneficial ownership of those shares.  Includes 2,063,167 voting trust certificates which are held by a partnership for the benefit of Peter E. Haas, Jr. and Margaret E. Haas but for which Mr. Haas has voting powers.  Mr.
        Haas disclaims beneficial ownership of those voting trust certificates.  Excludes 2,980,200 voting trust certificates held by Mr. Haas' wife, Miriam L. Haas.
(2)     Includes a total of 2,118,994 voting trust certificates held by Mr. Haas' wife, children and trusts for the benefit of his children for which Mr. Haas is trustee and  61,709 voting trust certificates held by trusts, for which Mr. Haas is trustee, for the benefit of Michael S. Haas. Mr. Haas disclaims beneficial ownership of all of those voting trust certificates. Includes 2,657,721 voting trust certificates held by partnerships for which Mr. Haas is managing general partner.
(3)     Includes 527,674 voting trust certificates owned by the spouse and daughter of Mr. Haas and by trusts for the benefit of his daughter. Mr. Haas disclaims beneficial ownership of those voting trust certificates.
(4)     Excludes 7,706,426 voting trust certificates held by Peter E. Haas, Sr. Mrs. Haas disclaims beneficial ownership of those voting trust certificates.
(5)     Includes 1,439 voting trust certificates held by a trust for the benefit of Ms. Haas' son. Ms. Haas disclaims beneficial ownership of those voting trust certificates.
(6)     Includes 1,203,255 voting trust certificates held by a trust, for which Mrs. Haas is co-trustee, for the benefit of
        Margaret E. Haas. Mrs. Haas disclaims ownership of all of those voting trust certificates. Includes 300,272 voting trust certificates held by the Josephine B. Haas Family Partnership, for which Mrs. Haas is a limited partner.
(7)     Includes 92,500 voting trust certificates held by Mr. Friedman's children and by trusts, for which Mr. Friedman is co-trustee, for the benefit of his children and 195,834 voting trust certificates held by trusts, for which Mr. Friedman is co-trustee, for the benefit of Mr. Friedman's nieces and nephew. Mr. Friedman disclaims beneficial ownership of those voting trust certificates. Includes 1,010,000 voting trust certificates held by Copper Reservoir, a California limited partnership, for which Mr. Friedman is a general partner.
(8)     Excludes 360,314 voting trust certificates held by a trust, for which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of those voting trust certificates.
(9)     Includes 248,348 voting trust certificates held by trusts, for which Mr. Haas is trustee or co-trustee, for the benefit of Mr. Haas' children. Mr. Haas disclaims beneficial ownership of those voting trust certificates.






(10)    Includes 13,105 voting trust certificates held by a trust, for which Mr. Friedman is trustee, for the benefit of Mr.
        Friedman's former wife, Ann Barry. Also includes 25,000 voting trust certificates held by The Friedman Family
        Partnership. Mr. Friedman disclaims beneficial ownership of all but 500 of the Friedman Family Partnership voting trust certificates.
(11)    As of January 1, 2002, there were 166 record holders of voting trust certificates.



     The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of January 1, 2002. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     F. Warren Hellman, one of our directors, is chairman and a general partner of Hellman & Friedman LLC, a private investment firm that has provided financial advisory services to us in the past. We did not pay any fees to Hellman & Friedman LLC during the years 2001, 2000 and 1999.

      James C. Gaither, one of our directors, is senior counsel of the law firm Cooley Godward LLP. Cooley Godward provided legal services to us in 2001, 2000 and 1999, for which we paid fees of approximately $91,000, $60,000 and $165,000, respectively, in those years.

                                     PART IV

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

2.       Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts......Form 10-K page 102

         All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

3.       Exhibits

3.1 Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2 Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1 Indenture, dated as of November 6, 1996, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.2 Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to (Y)20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

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

4.5 Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6 Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7 Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8 U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9 Euro Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

9. Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.1 Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.2 Form of European Receivables Agreement, dated February 2000, between the Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.16 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.3 Form of European Servicing Agreement, dated January 2000, between Registrant and Tulip Asset Purchase Company B.V. Previously filed as
         Exhibit 10.17 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.4 Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.5 Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.6 Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.7 Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.8 Special Deferral Plan. Previously filed as Exhibit 10.22 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.9     Key Employee Recognition and Commitment Plan. Previously filed as
         Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.10 Global Success Sharing Plan. Previously filed as Exhibit 10.24 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.11    Deferred Compensation Plan for Executives. Previously filed as Exhibit
         10.25 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.12    Deferred Compensation Plan for Outside Directors. Previously filed as
         Exhibit 10.26 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.13 Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.14    Supplemental Benefit Restoration Plan. Previously filed as Exhibit
         10.28 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.15 Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.16 Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.17 Long-Term Incentive Plan. Previously filed as Exhibit 10.31 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.18 Long-Term Performance Plan. Previously filed as Exhibit 10.32 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.19 Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.20 Supplemental Executive Retirement Agreement, dated as of January 1, 1998, between the Registrant and Gordon Shank. Previously filed as
         Exhibit 10.34 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.21 Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit
         10.35 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.22 Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.23 Employment Agreement, dated as of May 15, 2000, between the Registrant and James Lewis. Previously filed as Exhibit 10.37 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.24 Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.25 Amendments to Employee Investment Plan effective April 3, 2000. Previously filed as Exhibit 10.43 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.26 Amendments to Capital Accumulation Plan effective April 3, 2000. Previously filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.27 Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.28 Amendment to Employee Investment Plan effective November 28, 2000. Previously filed as Exhibit 10.46 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.29 Amendments to Capital Accumulation Plan, Supplemental Benefit Restoration Plan, and Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.30 Amendments to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.31 Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Previously filed as Exhibit 10.49 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.32 Credit Agreement, dated as of February 1, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit
         10.57 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.33 Pledge and Security Agreement, dated as of February 1, 2001, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.58 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.34 Subsidiary Guaranty, dated as of February 1, 2001, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.59 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.35 Forms of Amendments to European Receivables and Servicing Agreements among Registrant, certain subsidiaries of Registrant and Tulip Asset Purchase B.V. effective November 22, 2000. Previously filed as Exhibit
         10.60 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.36 First Amendment to Credit Agreement, dated as of July 11, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.37 Master Indenture, dated as of July 31, 2001, by and between Levi Strauss Receivables Funding, LLC, as issuer, and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.38 Indenture Supplement, dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Financial Center Corporation as Servicer and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.39 Receivables Purchase Agreement, dated as of July 31, 2001, made by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller and Servicer, and Levi Strauss Securitization Corp. as SPC Member. Previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.40 Parent Undertaking, dated as of July 31, 2001, made by the Registrant in favor of Levi Strauss Receivables Funding, LLC. Previously filed as
         Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.41 Consent and Release Agreement, dated as of July 31, 2001, entered into by and among Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller, the Registrant, as Originator, Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.42 Senior Executive Severance Plan effective July 1, 2000. Filed herewith. *

10.43 Amendment to Home Office Pension Plan signed on August 2, 2001. Filed herewith. *

10.44 Amendment to Home Office Pension Plan effective November 27, 2000. Filed herewith. *

10.45 Amendment to Revised Employee Retirement signed on August 2, 2001. Filed herewith. *

10.46 Amendment to Employee Investment Plan effective January 1, 2002. Filed herewith. *

10.47 Amendment to Employee Investment Plan effective January 1, 2001. Filed herewith. *

10.48 Amendment to Employee Long-Term Investment and Savings Plan effective January 1, 2002. Filed herewith. *

10.49 Amendment to the Employee Long-Term Investment and Savings Plan effective April 1, 2001. Filed herewith. *

10.50 Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective January 1, 2001. Filed herewith. *

10.51 Amendment to Capital Accumulation Plan effective January 1, 2001. Filed herewith. *

10.52 Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective November 26, 2001. Filed herewith. *

10.53 Amendment to Capital Accumulation Plan effective November 26, 2001. Filed herewith. *

10.54 Amendment to Annual Incentive Plan effective November 26, 2001. Filed herewith. *

10.55 Second Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees effective January 1, 2001. Filed herewith. *

10.56 Second Amendment to Credit Agreement, dated January 28, 2002, between the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 99.1 to Registrant's Form 8-K filed with the Commission on January 30, 2002.

10.57 First Amendment to Subsidiary Guaranty, dated January 28, 2002, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.2 to Registrant's Form 8-K filed with the Commission on January 30, 2002.

10.58 First Amendment to Pledge and Security Agreement, dated January 28, 2002, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.3 to Registrant's Form 8-K filed with the Commission on January 30, 2002.

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

         Current Report on Form 8-K on January 16, 2002 filed pursuant to Item 5 of the report and containing a copy of the Company's press release titled "Levi Strauss & Co. Announces Fourth-Quarter and Fiscal 2001 Financial Results."

         Current Report on Form 8-K on January 30, 2002 filed pursuant to Item 5 of the report relating to amendments to the Company's credit agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LEVI STRAUSS & CO.


                                          By:     /s/ WILLIAM B. CHIASSON
                                                  ______________________________
                                                  William B. Chiasson
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                          Date:   JANUARY 30, 2002

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                              TITLE
                ---------                              -----

         /s/ ROBERT D. HAAS                   Chairman of the Board
         ------------------                   Date:  January 30, 2002
             Robert D. Haas


         /s/ PHILIP A. MARINEAU               Director, President and Chief
         ----------------------               Executive Officer
             Philip A. Marineau               Date: January 30, 2002


         /s/ PETER E. HAAS, SR.               Director
         ----------------------               Date: January 30, 2002
             Peter E. Haas, Sr.


         /s/ ANGELA GLOVER BLACKWELL          Director
         ---------------------------          Date: January 30, 2002
             Angela Glover Blackwell


         /s/ ROBERT E. FRIEDMAN               Director
         ----------------------               Date: January 30, 2002
             Robert E. Friedman


         /s/ TULLY M. FRIEDMAN                Director
         ---------------------                Date: January 30, 2002
             Tully M. Friedman


         /s/ JAMES C. GAITHER                 Director
         --------------------                 Date: January 30, 2002
             James C. Gaither

                SIGNATURE                              TITLE
                ---------                              -----


         /s/ PETER A. GEORGESCU               Director
         ----------------------               Date: January 30, 2002
             Peter A. Georgescu


         /s/ PETER E. HAAS, JR.               Director
         ----------------------               Date: January 30, 2002
             Peter E. Haas, Jr.


         /s/ WALTER J. HAAS                   Director
         ------------------                   Date: January 30, 2002
             Walter J. Haas


         /s/ F. WARREN HELLMAN                Director
         ---------------------                Date: January 30, 2002
             F. Warren Hellman


         /s/ PATRICIA SALAS PINEDA            Director
         -------------------------            Date: January 30, 2002
             Patricia Salas Pineda


         /s/ T. GARY ROGERS                   Director
         ------------------                   Date: January 30, 2002
             T. Gary Rogers


         /s/ G. CRAIG SULLIVAN                Director
         ---------------------                Date: January 30, 2002
             G. Craig Sullivan


         /s/ GARY W. GRELLMAN                 Vice President and Controller
         --------------------                 (Principal Accounting Officer)
             Gary W. Grellman                 Date: January 30, 2002

                                                                     SCHEDULE II


                       LEVI STRAUSS & CO. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                      BALANCE AT     ADDITIONS
   ALLOWANCE FOR      BEGINNING      CHARGED TO    DEDUCTIONS      BALANCE AT
DOUBTFUL ACCOUNTS     OF PERIOD      EXPENSES      TO RESERVES     END OF PERIOD
-----------------     ----------     ----------    -----------     -------------

November 25, 2001       $29,717       $ 6,429        $ 9,480          $26,666
                        =======       =======        =======          =======
November 26, 2000        30,017        12,171         12,471           29,717
                        =======       =======        =======          =======
November 28, 1999        39,987         5,396         15,366           30,017
                        =======       =======        =======          =======

                            SUPPLEMENTAL INFORMATION

The Company will furnish an annual report to security holders subsequent to this filing.

                                  EXHIBIT INDEX

3.1 Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2 Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1 Indenture, dated as of November 6, 1996, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.2 Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to (Y)20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

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

4.5 Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6 Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7 Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchases named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8 U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9 Euro Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

9. Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.1 Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.2 Form of European Receivables Agreement, dated February 2000, between the Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.16 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.3 Form of European Servicing Agreement, dated January 2000, between Registrant and Tulip Asset Purchase Company B.V. Previously filed as
         Exhibit 10.17 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.4 Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.5 Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.6 Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.7 Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.8 Special Deferral Plan. Previously filed as Exhibit 10.22 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.9     Key Employee Recognition and Commitment Plan. Previously filed as
         Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.10 Global Success Sharing Plan. Previously filed as Exhibit 10.24 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.11    Deferred Compensation Plan for Executives. Previously filed as Exhibit
         10.25 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.12    Deferred Compensation Plan for Outside Directors. Previously filed as
         Exhibit 10.26 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.13 Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.14    Supplemental Benefit Restoration Plan. Previously filed as Exhibit
         10.28 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.15 Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.16 Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.17 Long-Term Incentive Plan. Previously filed as Exhibit 10.31 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.18 Long-Term Performance Plan. Previously filed as Exhibit 10.32 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.19 Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.20 Supplemental Executive Retirement Agreement, dated as of January 1, 1998, between the Registrant and Gordon Shank. Previously filed as
         Exhibit 10.34 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.21 Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit
         10.35 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.22 Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.23 Employment Agreement, dated as of May 15, 2000, between the Registrant and James Lewis. Previously filed as Exhibit 10.37 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.24 Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.25 Amendments to Employee Investment Plan effective April 3, 2000. Previously filed as Exhibit 10.43 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.26 Amendments to Capital Accumulation Plan effective April 3, 2000. Previously filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.27 Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.28 Amendment to Employee Investment Plan effective November 28, 2000. Previously filed as Exhibit 10.46 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.29 Amendments to Capital Accumulation Plan, Supplemental Benefit Restoration Plan, and Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.30 Amendments to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.31 Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Previously filed as Exhibit 10.49 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.32 Credit Agreement, dated as of February 1, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit
         10.57 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.33 Pledge and Security Agreement, dated as of February 1, 2001, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.58 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.34 Subsidiary Guaranty, dated as of February 1, 2001, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.59 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.35 Forms of Amendments to European Receivables and Servicing Agreements among Registrant, certain subsidiaries of Registrant and Tulip Asset Purchase B.V. effective November 22, 2000. Previously filed as Exhibit
         10.60 to Registrant's Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.36 First Amendment to Credit Agreement, dated as of July 11, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.37 Master Indenture, dated as of July 31, 2001, by and between Levi Strauss Receivables Funding, LLC, as issuer, and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.38 Indenture Supplement, dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Financial Center Corporation as Servicer and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.39 Receivables Purchase Agreement, dated as of July 31, 2001, made by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller and Servicer, and Levi Strauss Securitization Corp. as SPC Member. Previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.40 Parent Undertaking, dated as of July 31, 2001, made by the Registrant in favor of Levi Strauss Receivables Funding, LLC. Previously filed as
         Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.41 Consent and Release Agreement, dated as of July 31, 2001, entered into by and among Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller, the Registrant, as Originator, Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.42 Senior Executive Severance Plan effective July 1, 2000. Filed herewith. *

10.43 Amendment to Home Office Pension Plan signed on August 2, 2001. Filed herewith. *

10.44 Amendment to Home Office Pension Plan effective November 27, 2000. Filed herewith. *

10.45 Amendment to Revised Employee Retirement signed on August 2, 2001. Filed herewith. *

10.46 Amendment to Employee Investment Plan effective January 1, 2002. Filed herewith. *

10.47 Amendment to Employee Investment Plan effective January 1, 2001. Filed herewith. *

10.48 Amendment to Employee Long-Term Investment and Savings Plan effective January 1, 2002. Filed herewith. *

10.49 Amendment to the Employee Long-Term Investment and Savings Plan effective April 1, 2001. Filed herewith. *

10.50 Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective January 1, 2001. Filed herewith. *

10.51 Amendment to Capital Accumulation Plan effective January 1, 2001. Filed herewith. *

10.52 Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective November 26, 2001. Filed herewith. *

10.53 Amendment to Capital Accumulation Plan effective November 26, 2001. Filed herewith. *

10.54 Amendment to Annual Incentive Plan effective November 26, 2001. Filed herewith. *

10.55 Second Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees effective January 1, 2001. Filed herewith. *

10.56 Second Amendment to Credit Agreement, dated January 28, 2002, between the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 99.1 to Registrant's Form 8-K filed with the Commission on January 30, 2002.

10.57 First Amendment to Subsidiary Guaranty, dated January 28, 2002, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.2 to Registrant's Form 8-K filed with the Commission on January 30, 2002.

10.58 First Amendment to Pledge and Security Agreement, dated January 28, 2002, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.3 to Registrant's Form 8-K filed with the Commission on January 30, 2002.

12       Statements re: Computation of Ratios.  Filed herewith.

21       Subsidiaries of the Registrant.  Filed herewith.

24       Power of Attorney.  Contained in signature pages hereto.


* Management contract, compensatory plan or arrangement.