Form 10-Q
period 2002-02-24
LEVI STRAUSS & CO
filed 2002-04-09
CIK 94845

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2002

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

Common Stock $.01 par value --- 37,278,238 shares outstanding on April 1, 2002

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
FEBRUARY 24, 2002


                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of February 24, 2002 and November 25, 2001..............  3

          Consolidated Statements of Income for the Three Months Ended
           February 24, 2002 and February 25, 2001...............................................  4

          Consolidated Statements of Cash Flows for the Three Months Ended
           February 24, 2002 and February 25, 2001...............................................  5

          Notes to the Consolidated Financial Statements.........................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................... 17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................. 23

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................... 24

SIGNATURE........................................................................................ 25

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                                 LEVI STRAUSS & CO. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands)

                                                                                         February 24,    November 25,
                                                                                             2002            2001
                                                                                             ----            ----
                               ASSETS                                                    (Unaudited)

Current Assets:
      Cash and cash equivalents......................................................     $ 112,365       $ 102,831
      Restricted cash ...............................................................        42,954              --
      Trade receivables, net of allowance for doubtful accounts of $27,627 in 2002
         and $26,666 in 2001.........................................................       573,908         621,224
      Inventories:
          Raw materials..............................................................        96,751          97,261
          Work-in-process............................................................        67,339          50,499
          Finished goods.............................................................       439,636         462,417
                                                                                         ----------      ----------
             Total inventories.......................................................       603,726         610,177
      Deferred tax assets............................................................       185,594         189,958
      Other current assets...........................................................       107,038         110,252
                                                                                         ----------      ----------
                  Total current assets...............................................     1,625,585       1,634,442
Property, plant and equipment, net of accumulated depreciation of $527,219 in
   2002 and $527,647 in 2001.........................................................       495,108         514,711
Goodwill and other intangibles, net of accumulated amortization of $178,246 in
   2002 and $175,603 in 2001.........................................................       251,488         254,233
Non-current deferred tax assets......................................................       463,734         484,260
Other assets.........................................................................       102,743          95,840
                                                                                         ----------      ----------
                  Total Assets.......................................................    $2,938,658      $2,983,486
                                                                                         ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................     $ 106,577       $ 162,944
      Accounts payable...............................................................       179,999         234,199
      Restructuring reserves.........................................................        36,789          45,220
      Accrued liabilities............................................................       278,885         301,620
      Accrued salaries, wages and employee benefits..................................       203,066         212,728
      Accrued taxes..................................................................        88,876          26,475
                                                                                         ----------      ----------
                  Total current liabilities..........................................       894,192         983,186
Long-term debt, less current maturities..............................................     1,853,971       1,795,489
Postretirement medical benefits......................................................       545,943         544,476
Long-term employee related benefits..................................................       397,742         384,751
Long-term tax liability..............................................................       109,325         174,978
Other long-term liabilities..........................................................        15,718          16,402
Minority interest....................................................................        19,875          20,147
                                                                                         ----------      ----------
                  Total liabilities..................................................     3,836,766       3,919,429
                                                                                         ----------      ----------
Stockholders' Deficit:
         Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238
            shares issued and outstanding............................................           373             373
      Additional paid-in capital.....................................................        88,808          88,808
      Accumulated deficit............................................................      (977,262)     (1,020,860)
      Accumulated other comprehensive loss...........................................       (10,027)         (4,264)
                                                                                         ----------      ----------
                  Total stockholders' deficit........................................      (898,108)       (935,943)
                                                                                         ----------      ----------
                  Total Liabilities and Stockholders' Deficit........................    $2,938,658      $2,983,486
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

                            LEVI STRAUSS & CO. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands, Except Per Share Data)
                                        (Unaudited)


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                             February 24,   February 25,
                                                                                 2002           2001
                                                                                 ----           ----

          Net sales.......................................................    $  935,285     $  996,382
          Cost of goods sold..............................................       536,701        556,449
                                                                              ----------     ----------
             Gross profit.................................................       398,584        439,933
          Marketing, general and administrative expenses..................       298,935        326,095
          Other operating (income)........................................        (6,113)        (7,174)
                                                                              ----------     ----------
             Operating income.............................................       105,762        121,012
          Interest expense................................................        48,023         69,205
          Other (income) expense, net.....................................       (11,465)         4,868
                                                                              ----------     ----------
             Income before taxes..........................................        69,204         46,939
          Provision for taxes.............................................        25,606         17,367
                                                                              ----------     ----------
             Net income...................................................    $   43,598     $   29,572
                                                                              ==========     ==========

          Earnings per share--basic and diluted...........................    $     1.17     $     0.79
                                                                              ==========     ==========

          Weighted-average common shares outstanding......................    37,278,238     37,278,238
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

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                     February 24,      February 25,
                                                                                        2002              2001
                                                                                        ----              ----

Cash Flows from Operating Activities:
Net income...................................................................         $  43,598       $   29,572
Adjustments to reconcile net cash provided by (used for) operating activities:
        Depreciation and amortization........................................            18,228           20,841
        (Gain) loss on dispositions of property, plant and equipment.........               204             (140)
        Unrealized foreign exchange gains....................................           (15,412)         (20,978)
        Decrease in trade receivables........................................            42,530           99,397
        Decrease (increase) in inventories...................................             2,075          (84,596)
        Decrease in other current assets.....................................             8,006           53,449
        Decrease (increase) in other long-term assets........................               520          (22,086)
        Decrease in net deferred tax assets..................................            21,770            4,527
        Decrease in accounts payable and accrued liabilities.................           (72,035)        (103,216)
        Decrease in restructuring reserves...................................            (8,431)         (10,223)
        Decrease in accrued salaries, wages and employee benefits............            (8,754)         (76,904)
        Increase (decrease) in accrued taxes.................................            62,135          (56,638)
        Increase in long-term employee benefits..............................             5,653           23,419
        (Decrease) increase in other long-term liabilities...................           (65,276)           8,260
        Other, net...........................................................               830            3,391
                                                                                      ---------       ----------
           Net cash provided by (used for) operating activities..............            35,641         (131,925)
                                                                                      ---------       ----------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment...........................           (6,649)           (4,874)
        Proceeds from sale of property, plant and equipment..................            6,486               763
        Gains (losses) on net investment hedges..............................            2,496               (78)
                                                                                      --------        ----------
           Net cash provided by (used for) investing activities..............            2,333            (4,189)
                                                                                      --------        ----------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt.............................          155,500         1,235,214
        Repayments of long-term debt.........................................         (140,987)       (1,132,967)
        Net increase (decrease) in short-term borrowings.....................            1,284            (3,164)
        (Increase) in restricted cash........................................          (42,954)               --
                                                                                      --------        ----------
           Net cash (used for) provided by financing activities..............          (27,157)           99,083
                                                                                      --------        ----------
Effect of exchange rate changes on cash......................................           (1,283)            2,196
                                                                                      --------        ----------
           Net increase (decrease) in cash and cash equivalents..............            9,534           (34,835)
Beginning cash and cash equivalents..........................................          102,831           117,058
                                                                                      --------        ----------
Ending Cash and Cash Equivalents.............................................         $112,365        $   82,223
                                                                                      ========        ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
        Interest.............................................................         $ 41,053        $   41,442
        Income taxes.........................................................            6,589            60,951
        Restructuring initiatives............................................            8,431            10,223

   The accompanying notes are an integral part of these financial statements.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The unaudited consolidated financial statements of Levi Strauss & Co. and subsidiaries ("LS&CO." or "Company") are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 25, 2001 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission (the "SEC") on February 7, 2002.

     The consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 24, 2002 may not be indicative of the results to be expected for the year ending November 24, 2002.

Restricted Cash

     The U.S. receivables securitization transaction requires the Company to maintain the level of its net eligible U.S. trade receivables at a certain targeted amount. Sales incentives are taken into account under the securitization agreements in determining targeted net eligible receivables. As a result of the amount of sales incentives recorded and the manner in which incentives are currently treated in that calculation, the Company foresaw a decline in net eligible receivables as well as an increase of the targeted amount during the first quarter of 2002. In response, the Company requested that the trustee under the arrangement begin retaining cash collections in an amount covering the deficiency. Under the agreements, the retention of cash by the trustee has the effect of reducing the deficiency. Amounts retained in this manner are not available to the Company until released by the trustee. The trustee receives daily reports comparing the net eligible receivables with the targeted amounts, and if appropriate releases retained cash accordingly. As of February 24, 2002, the amount of cash being retained by the trustee was $43.0 million. This amount is separately identified on the balance sheet as "Restricted Cash."


                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                      Three Months Ended
                                                                      ------------------
                                                                  February 24,    February 25,
                                                                     2002             2001
                                                                     ----             ----
                                                                      (Dollars in Thousands)

   Net income...................................................       $ 43,598      $29,572
                                                                       --------      -------
   Other comprehensive income (loss):
        Transition adjustments:
            Unrealized losses on cash flow hedges...............              -         (522)
                                                                       --------      -------
            Net cash flow hedges................................              -         (522)
            Net investment hedges...............................              -           76
                                                                       --------      -------
                Total transition adjustments....................              -         (446)
                                                                       --------      -------
       Foreign currency translation adjustments:
           Net investment hedges................................          5,035       (7,118)
           Foreign currency translations........................        (10,226)      18,178
                                                                       --------      -------
                Total foreign currency translation adjustments..         (5,191)      11,060
                                                                       --------      -------
        Unrealized gains on cash flow hedges....................              -        1,928
         Reclassification of cash flow hedges to other
           income/expense.......................................           (572)        (153)
                                                                       --------      -------
            Net cash flow hedges................................           (572)       1,775
                                                                       --------      -------
                Total other comprehensive income (loss).........         (5,763)      12,389
                                                                       --------      -------
    Total comprehensive income..................................       $ 37,835      $41,961
                                                                       ========      =======

The following is a summary of the components of accumulated other comprehensive income (loss) balances:


                                                                  February 24,    November 25,
                                                                     2002             2001
                                                                     ----             ----
                                                                      (Dollars in Thousands)
        Cumulated transition adjustments:
          Beginning balance of cash flow hedges..................     $      -      $      -
            Unrealized losses on cash flow hedges................            -          (522)
            Reclassification of cash flow hedges to other
              income/expense.....................................            -           522
                                                                      --------      --------
         Ending balance of cash flow hedges......................            -             -
         Net investment hedges...................................            -            76
                                                                      --------      --------
              Total cumulated transition adjustments.............            -            76
                                                                      --------      --------
        Cumulated translation adjustments:
          Net investment hedges..................................       54,929        49,818
          Foreign currency translations..........................      (64,956)      (54,730)
                                                                      --------      --------
              Total cumulated translation adjustments............      (10,027)       (4,912)
                                                                      --------      --------
        Beginning balance of cash flow hedges....................          572             -
            Unrealized gains on cash flow hedges.................            -         3,052
            Reclassification of cash flow hedges to other
              income/expense.....................................         (572)       (2,480)
                                                                      --------      --------
        Ending balance of cash flow hedges.......................            -           572
                                                                      --------      --------
      Accumulated other comprehensive loss.......................     $(10,027)     $ (4,264)
                                                                      ========      ========

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 3: EXCESS MANUFACTURING CAPACITY/RESTRUCTURING RESERVES

     The following is a summary of the actions taken associated with our excess manufacturing capacity and other reorganization activities. Severance and employee benefits relate to severance packages, out-placement services and career counseling for employees affected by the plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, and other restructuring costs. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

2001 REORGANIZATION INITIATIVES

     In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning the Company's resources. The Company recorded an initial charge of $20.3 million in November 2001 reflecting an estimated displacement of approximately 517 employees. As of February 24, 2002, approximately 190 employees have been displaced. The table below displays the activity and liability balance of this reserve.

     In November 2001, the Company instituted various reorganization initiatives in Japan. These initiatives were prompted by business declines as a result of the prolonged economic slowdown, political uncertainty, major retail bankruptcies and dramatic shrinkage of the core denim jeans market in Japan. The Company recorded an initial charge of $2.0 million in November 2001 reflecting an estimated displacement of 22 employees all of whom have been displaced. The table below displays the activity and liability balance of this reserve.

U.S. Reorganization Initiatives



                                                                           Balance                Balance
                                                                              At                     At
                                                                          11/25/01   Reductions   2/24/02
                                                                          --------   ----------   -------
                                                                               (Dollars in Thousands)

Severance and employee benefits....................................         $19,989   $(5,776)     $14,213
                                                                            -------   -------      -------
     Total.........................................................         $19,989   $(5,776)     $14,213
                                                                            =======   =======      =======

Japan Reorganization Initiatives

                                                                           Balance                Balance
                                                                              At                     At
                                                                          11/25/01   Reductions   2/24/02
                                                                          --------   ----------   -------
                                                                               (Dollars in Thousands)

Severance and employee benefits....................................          $1,657   $(1,579)        $ 78
Other restructuring costs..........................................             349       (44)         305
                                                                             ------   -------         ----
     Total.........................................................          $2,006   $(1,623)        $383
                                                                             ======   =======         ====

CORPORATE REORGANIZATION INITIATIVES

     In 1998, the Company instituted various corporate reorganization initiatives, displacing approximately 770 employees. The goal of these initiatives was to reduce overhead costs and consolidate operations. The table below displays the activity and liability balance of this reserve.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

1998 Corporate Reorganization Initiatives

                                                                            Balance                Balance
                                                                               At                     At
                                                                           11/25/01   Reductions   2/24/02
                                                                           --------   ----------   -------
                                                                                (Dollars in Thousands)

Other restructuring costs..........................................          $1,508      $(34)      $1,474
                                                                             ------      ----       ------
     Total.........................................................          $1,508      $(34)      $1,474
                                                                             ======      ====       ======


     In line with these overhead reorganization initiatives, the Company announced restructuring plans during 1999, displacing approximately 720 employees. The balance for this reserve at November 25, 2001 consisted of $113 thousand for severance and employee benefits. As of February 24, 2002, the reserve balance was fully utilized.

NORTH AMERICA PLANT CLOSURES

     In view of declining sales that started in 1997, a need to bring manufacturing capacity in line with sales projections and a need to reduce costs, the Company decided to close some of its owned and operated production facilities in North America. The Company announced in 1997 the closure of ten manufacturing facilities and a finishing center in the U.S. that were closed during 1998, displacing approximately 6,400 employees. The balances for this reserve at November 25, 2001 consisted of $18 thousand for severance and employee benefits and $30 thousand for other restructuring costs, with reductions of $6 thousand and $30 thousand, respectively, during the first quarter of 2002. As of February 24, 2002, the ending balance for severance and employee benefits was $12 thousand and the balance for other restructuring costs was fully utilized.

     The Company announced in November 1998 the closure of two more finishing centers in the U.S. that were closed by the end of 1999, displacing approximately 990 employees. The balance for this reserve at November 25, 2001 consisted of $223 thousand for other restructuring costs, with a reduction of $105 thousand during the first quarter of 2002. As of February 24, 2002, the ending balance for this reserve was $118 thousand for other restructuring costs.

     The Company announced in February 1999 the closure of 11 additional manufacturing facilities in North America. Those facilities were closed by the end of 1999, displacing approximately 5,900 employees. The table below displays the activity and liability balance of this reserve. The remaining balances are primarily for employee benefits and costs associated with a real estate lease that will expire in September 2002.

1999 North America Plant Closures

                                                                            Balance                Balance
                                                                               At                     At
                                                                           11/25/01   Reductions   2/24/02
                                                                           --------   ----------   -------
                                                                                (Dollars in Thousands)
Severance and employee benefits....................................         $ 7,323     $(530)     $ 6,793
Other restructuring costs..........................................          11,336       (39)      11,297
                                                                            -------     -----      -------
     Total.........................................................         $18,659     $(569)     $18,090
                                                                            =======     =====      =======

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

EUROPE REORGANIZATION AND PLANT CLOSURES

     In September 1998 the Company announced plans to close two manufacturing and two finishing facilities, and reorganize operations throughout Europe, displacing approximately 1,650 employees. These plans were prompted by decreased demand for denim jeans products and a resulting over-capacity in the Company's European owned and operated plants. The production facilities were closed by the end of 1999. The balance for this reserve at November 25, 2001 consisted of $225 thousand for severance and employee benefits, with a reduction of $129 thousand during the first quarter of 2002. As of February 24, 2002, the ending balance for this reserve was $96 thousand for severance and employee benefits.

     In conjunction with these plans in Europe, the Company announced in September 1999 plans to close a production facility and reduce capacity at a finishing facility in the United Kingdom in order to further reduce overhead costs and consolidate operations. The production facility was closed in December 1999, displacing approximately 945 employees. The table below displays the activity and liability balances of this reserve.

1999 Europe Reorganization and Plant Closures


                                                                            Balance                Balance
                                                                               At                     At
                                                                           11/25/01   Reductions   2/24/02
                                                                           --------   ----------   -------
                                                                                (Dollars in Thousands)
Severance and employee benefits......................................        $1,970      $(46)      $1,924
Other restructuring costs............................................           479        --          479
                                                                             ------      ----       ------
     Total...........................................................        $2,449      $(46)      $2,403
                                                                             ======      ====       ======

     On March 22, 2002, the Company announced that it is closing its two manufacturing plants in Scotland. On April 8, 2002, the Company announced that it is closing six manufacturing plants in the U.S. (See Note 9 to the Consolidated Financial Statements.)

NOTE 4: FINANCING

CREDIT FACILITY AMENDMENT

      Effective January 29, 2002, the Company completed an amendment to its principal credit agreement. The amendment has three principal features. First, the amendment excludes from the computation of earnings for covenant compliance purposes certain cash expenses, as well as certain non-cash costs, relating to the 2002 plant closures in the U.S. and Scotland. The amendment also excludes from those computations the non-cash portion of the Company's long-term incentive compensation plans. Second, the amendment reduces by 0.25 the amount of the required tightening of the leverage ratio beginning with the fourth quarter of 2002. Third, the amendment tightens the senior secured leverage ratio. The amendment did not change the interest rate, size of the facility or required payment provisions of the facility.

INTEREST RATE CONTRACTS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures.

     The Company currently has no derivative instruments managing interest rate risk outstanding as of February 24, 2002.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

INTEREST RATES ON BORROWINGS

     The Company's weighted average interest rate on average borrowings outstanding during the three months ended February 24, 2002 and February 25, 2001, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 9.30% and 10.26%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items. In addition, the 2001 weighted average interest rate on average borrowings outstanding excludes the write-off of fees that resulted from the replacement of the credit agreement dated January 31, 2000.

NOTE 5: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At February 24, 2002, the Company had U.S. dollar forward currency contracts to buy $1.0 billion and to sell $510.7 million against various foreign currencies. The Company also had euro forward currency contracts to buy 228.0 million euro against various foreign currencies and to sell 102.2 million euro against various foreign currencies. In addition, the Company had U.S. dollar option contracts to buy $833.7 million and to sell $412.0 million against various foreign currencies. The Company also had euro option currency contracts to buy 70.0 million euro against various foreign currencies and to sell 50.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2002.

     The Company has entered into option contracts to manage its exposure to numerous foreign currencies. Option transactions included in the amounts above are principally for the exchange of the euro and U.S. dollar. At February 24, 2002, the Company had bought U.S. dollar options resulting in a net long position against the euro of $131.5 million, should the options be exercised. To finance the premiums related to the options bought, the Company sold options resulting in a net long position against the euro of $285.3 million, should the options be exercised.

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

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at February 24, 2002 and November 25, 2001 are as follows:

                                                                   February 24, 2002          November 25, 2001
                                                                   ------------------         -----------------
                                                             Carrying       Estimated      Carrying      Estimated
                                                               Value       Fair Value        Value       Fair Value
                                                               -----       ----------        -----       ----------
                                                                            (Dollars in Thousands)
DEBT INSTRUMENTS:
   U.S. dollar notes offering.........................    $(1,196,192)   $(1,084,701)   $(1,193,012)    $(932,138)
   Euro notes offering................................       (110,084)      (106,792)      (114,378)      (85,719)
   Yen-denominated eurobond placement.................       (153,567)      (113,636)      (164,413)     (113,115)
   Credit facilities..................................       (269,046)      (269,046)      (252,748)     (252,748)
   Domestic receivables-backed securitization.........       (110,066)      (110,066)      (110,081)     (110,081)
   Customer service center equipment financing........        (78,512)       (79,659)       (80,278)      (81,970)
   European receivables-backed securitization.........        (40,991)       (40,991)       (41,366)      (41,366)
   Industrial development revenue refunding bond......        (10,010)       (10,010)       (10,015)      (10,015)

CURRENCY AND INTEREST RATE CONTRACTS:
   Foreign exchange forward contracts.................      $  13,451      $  13,451      $  13,797      $ 13,797
   Foreign exchange option contracts..................          1,977          1,977          4,328         4,328
   Interest rate option contracts.....................             --             --         (2,266)       (2,266)

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

     The fair value estimates presented herein are based on information available to the Company as of February 24, 2002 and November 25, 2001. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to February 24, 2002 and November 25, 2001 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Due to the adoption of SFAS 133, the Company reported a net transition gain of $87 thousand in other income/expense for the three months ended February 25, 2001. The transition amount was not recorded on a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced accumulated other comprehensive income.

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

     The derivative instruments used to manage sourcing exposures do not qualify for hedge accounting treatment and are recorded at their fair value. Any changes in fair value are included in other income/expense.

     The Company manages its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Part of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the accumulated other comprehensive income section of stockholders' deficit. At February 24, 2002, the fair value of qualifying net investment hedges was a $4.4 million net asset that was recorded in the cumulative translation adjustment section of accumulated other comprehensive income. There were no gains or losses excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these net investment hedges at February 24, 2002 represented a $3.9 million net asset.

     The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of February 24, 2002, a $13.6 million net asset related to the translation effects of the eurobond was recorded in the cumulative translation adjustment section of accumulated other comprehensive income.

     As of February 24, 2002, the Company holds no derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The amount of matured cash flow hedges reclassified during the first quarter from accumulated other comprehensive income to other income/expense amounted to a net gain of $0.7 million. The Company also enters into contracts managing forecasted intercompany royalty flows that do not qualify as cash flow hedges. The fair value of these instruments as of February 24, 2002 was a $3.5 million net asset.

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

     The Company currently has no derivative instruments managing interest rate risk outstanding as of February 24, 2002.

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


                                               -------------------------- --------------------------
                                                   Three Months Ended         Three Months Ended
                                                    February 24, 2002          February 25, 2001
                                               -------------------------- --------------------------
                                                Other (income)/expense     Other (income)/expense
                ------------------------------ -------------------------- --------------------------
                 (Dollars in Thousands)          Realized     Unrealized    Realized     Unrealized
                ------------------------------ ------------ ------------- ------------ -------------

                Foreign Exchange Management:

                    Sourcing                      $(5,480)      $ 6,285      $ 9,175       $ 8,139

                    Net Investment                    654        (3,655)         794           870
                    Yen Bond                           --        (5,589)          --        (4,983)

                    Royalties                       3,442        (3,694)        (777)        1,756

                    Cash Management                 2,669            76       (6,901)          860

                    Transition Adjustments             --            --           --        (1,333)

                    Euro Notes Offering             1,318          (837)       3,682           540

                ------------------------------ ------------ ------------- ------------ -------------

                 Interest Rate Management        $2,266 (1)     $(2,266)          --       $ 3,471

                      Transition Adjustments           --            --           --         1,246

                ------------------------------ ------------ ------------- ------------ -------------

                (1)  Recorded as an increase to interest expense.

                                       14


                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


                           ------------------------------------------- ------------------------------------------
                                       At February 24, 2002                       At November 25, 2001
                           ------------------------------------------- ------------------------------------------
                            OCI gain/(loss)        CTA gain/(loss)       OCI gain/(loss)       CTA gain/(loss)
    ---------------------- ------------------- ----------------------- -------------------- ---------------------
     (Dollars in Thousands) Realized Unrealized Realized   Unrealized   Realized  Unrealized Realized  Unrealized
    ---------------------- --------- ---------- --------   ----------   --------  ---------- --------  ----------
     Foreign Exchange
     Management:

        Net Investment         $--       $--    $55,811      $ 4,449        $--      $ --    $53,314     $5,664
        Yen Bond                --        --         --       13,610         --        --         --      6,780

        Royalties               --        --         --           --         --       908         --         --

        Transition              --        --         --           --         --        --         --        120
        Adjustments
    ---------------------- --------- --------- ---------- ------------ ---------- --------- ---------- ----------



                                                                         ---------------   ----------------
                                                                          At February        At November
                                                                            24, 2002           25, 2001
                                                                         ---------------   ----------------
                                                                            Fair value       Fair value
                                                                         asset/(liability) asset/(liability)
                                            ---------------------------- ----------------  ----------------
                                             (Dollars in Thousands)
                                            ---------------------------- ---------------   ----------------
                                             Foreign Exchange Management:

                                                Sourcing                        $4,672          $10,950

                                                Net Investment                   8,387            6,068

                                                Royalties                        3,515              729

                                                Cash Management                   (814)            (738)

                                                Euro Notes Offering               (332)          (1,169)
                                           ---------------------------- ---------------    ----------------

                                             Interest Rate Management           $   --          $(2,266)

                                            ---------------------------- ---------------   ----------------
                                       15

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 8: BUSINESS SEGMENT INFORMATION

                                                                                  Asia      All
                                                          Americas    Europe    Pacific    Other    Consolidated
                                                          --------    ------    -------    -----    ------------
                                                                          (Dollars in Thousands)
THREE MONTHS ENDED FEBRUARY 24, 2002:
   Net sales.......................................       $601,341   $260,625   $73,319   $    --    $935,285
   Earnings contribution...........................         79,987     60,024    14,075        --     154,086
   Interest expense................................             --         --        --    48,023      48,023
   Corporate and other expense, net................             --         --        --    36,859      36,859
   Income before income taxes......................             --         --        --        --      69,204

THREE MONTHS ENDED FEBRUARY 25, 2001:
   Net sales.......................................       $662,205   $257,273   $76,904   $    --    $996,382
   Earnings contribution...........................        106,043     57,235    12,380        --     175,658
   Interest expense................................             --         --        --    69,205      69,205
   Corporate and other expense, net................             --         --        --    59,514      59,514
   Income before income taxes......................             --         --        --        --      46,939




NOTE 9: SUBSEQUENT EVENTS

Facility Closures

      On March 22, 2002, the Company announced that it is closing its two manufacturing plants in Scotland with an estimated displacement of approximately 650 employees. The Company plans to take a pre-tax restructuring charge in the second quarter of 2002 of approximately $20.0 - $25.0 million to cover costs associated with the closures.

      On April 8, 2002, the Company announced that it is closing six U.S. manufacturing plants with an estimated displacement of approximately 3,300 employees. In addition, as a result of these closures, the Company expects to reduce the workforce by approximately 300 positions at its U.S. finishing facility. The Company expects to record a restructuring charge in the second quarter of 2002 to cover costs associated with the closures. The amount of this charge will be determined upon conclusion of union negotiations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

      In our annual report on Form 10-K for the year ended November 25, 2001, we identified our most critical accounting policies upon which our financial status depends as those relating to revenue recognition, foreign exchange management, inventory valuation and restructuring reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended February 24, 2002. We did not make any changes in those policies.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

                                                                         Three Months Ended
                                                                         ------------------
                                                                      February 24,  February 25,
                                                                         2002          2001
                                                                         ----          ----
 MARGIN DATA:
 Net sales......................................................         100.0%        100.0%
 Cost of goods sold.............................................          57.4          55.8
                                                                         -----         -----
 Gross profit...................................................          42.6          44.2
 Marketing, general and administrative expenses.................          32.0          32.7
 Other operating (income).......................................          (0.7)         (0.7)
                                                                         -----         -----
 Operating income...............................................          11.3          12.1
 Interest expense...............................................           5.1           6.9
 Other (income) expense, net....................................          (1.2)          0.5
                                                                         -----         -----
 Income before taxes............................................           7.4           4.7
 Income tax expense.............................................           2.7           1.7
                                                                         -----         -----
 Net income.....................................................           4.7%          3.0%
                                                                         =====         =====



 NET SALES SEGMENT DATA:
 Geographic
          Americas..............................................          64.3%         66.5%
          Europe................................................          27.9          25.8
          Asia Pacific..........................................           7.8           7.7


      Net sales. Net sales for the three months ended February 24, 2002 decreased 6.1% to $935.3 million, as compared to $996.4 million for the same period in 2001. If currency exchange rates were unchanged from the prior year period, net sales for the three months ended February 24, 2002 would have declined approximately 4.3% from the same period in 2001. The reported decrease reflects the challenging economies and retail markets in which we operate, higher U.S. sales promotions and incentives that offset recorded sales, and the impact of a weaker euro and yen. Going forward, we believe our full year 2002 constant currency net sales will decline in the low single digits from 2001, with relatively stronger performance in the second half of 2002 as our turnaround strategies continue to take hold.

     In the Americas, net sales for the three months ended February 24, 2002 decreased 9.2% to $601.3 million, as compared to $662.2 million for the same period in 2001, while unit volume decreased slightly. The sales decrease was primarily attributable to higher retailer sales promotions and incentives, and a reduction in wholesale prices for some of our core Dockers(R) products. Retailers appear to be very cautious in their buying habits in response to a weak apparel market and are continuing to maintain tight inventory levels. However, where we have introduced updated and relevant products, supporting them with the right advertising and retail presentations, our data shows good sell-through to consumers. Examples include our Levi's(R) 569(R) loose straight-fitting jeans and Stretch Superlow jeans, and the Dockers(R) Mobile(TM) pant and capri pants.

     In Europe, net sales for the three months ended February 24, 2002 increased 1.3% to $260.6 million, as compared to $257.3 million for the same period in 2001. On a constant currency basis, net sales would have increased by approximately 5.6% for the three months ended February 24, 2002 compared to the same period in 2001. The net sales increase was primarily due to higher first quality volume and a better product mix. We believe the constant currency growth in net sales for the first quarter of 2002 and during the latter half of 2001 indicate that our business in Europe is beginning to stabilize. We believe this result reflects the impact of our updated and innovative products such as Contrast Denim, our updated retail presentation programs and improved delivery performance in the region. However, we believe there are signs that retailers are managing their inventories more conservatively in an increasingly uncertain economic environment, which could have a negative effect on our sales going forward.

     In our Asia Pacific region, net sales for the three months ended February 24, 2002 decreased 4.7% to $73.3 million, as compared to $76.9 million for the same period in 2001. On a constant currency basis, net sales would have increased by approximately 3.3% for the three months ended February 24, 2002 compared to the same period in 2001. The reported sales decrease was primarily driven by the effects of translation to U.S. dollar reported results. In Japan, which accounted for approximately 46% of our business in Asia during the first quarter of 2002, we experienced a decrease in the rate of our sales decline on a constant currency basis. The narrowing sales decline in Japan reflects a price increase on our premium and super-premium product lines. In some regions, we reported double-digit net sales increases from the same period last year reflecting our product upgrades and distribution strategies, while other regions were affected by political and economic instability.

     Gross profit. Gross profit for the three months ended February 24, 2002 totaled $398.6 million compared with $439.9 million for the same period in 2001. Gross profit as a percentage of net sales, or gross margin, for the three months ended February 24, 2002 decreased to 42.6%, as compared to 44.2% for the same period in 2001. The gross profit decline for the three months ended February 24, 2002 was primarily due to lower net sales. The gross margin decline for the three months ended February 24, 2002 was primarily due to U.S. retailer sales promotions and incentives, and a reduction in some of our wholesale prices. For the three months ended February 25, 2001, gross profit included a reversal of workers' compensation accruals totaling $8.0 million that contributed to the higher gross margin in 2001. Because our European business imports fabric from the U.S., we are monitoring recent developments in the trade relationship between the U.S. and the European Union related to tariffs. An imposition of higher tariffs on fabric imports by the European Union could increase our costs.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended February 24, 2002 decreased 8.3% to $298.9 million as compared to $326.1 million for the same period in 2001. Marketing, general and administrative expenses as a percentage of sales for the three months ended February 24, 2002 decreased to 32.0% as compared to 32.7% for the same period in 2001. The decrease in marketing, general and administrative expenses for the three months ended February 24, 2002 was primarily due to lower advertising expenses and incentive plan accruals, as well as continuing cost containment efforts.

     Advertising expense for the three months ended February 24, 2002 decreased 17.0% to $66.1 million, as compared to $79.6 million for the same period in 2001. Advertising expense as a percentage of sales for the three months ended February 24, 2002 decreased to 7.1% as compared to 8.0% for the same period in 2001. The decrease in advertising expense reflects lower media costs and our strategic decision to shift some of our advertising spending into sales incentive programs with U.S. retailers.

     Other operating income. Licensing income for the three months ended February 24, 2002 of $6.1 million decreased 14.8%, as compared to $7.2 million for the same period in 2001. The decrease reflects the challenging retail markets in which some of our licensees operate.

     Operating income. Operating income for the three months ended February 24, 2002 of $105.8 million decreased 12.6%, as compared to $121.0 million from the same period in 2001. The decrease was primarily due to lower net sales and gross margins, partially offset by lower marketing, general and administrative expenses.

     Interest expense. Interest expense for the three months ended February 24, 2002 decreased 30.6% to $48.0 million, as compared to $69.2 million for the same period in 2001. Interest expense decreased due to lower market interest rates combined with lower average debt levels. In addition, interest expense for 2001 included the write-off of fees totaling $10.8 million related to the credit agreement dated January 31, 2000. We replaced that credit agreement with a new credit facility on February 1, 2001. The weighted average cost of borrowings for the three months ended February 24, 2002 and February 25, 2001 were 9.30% and 10.26%, respectively, excluding interest payable to participants under deferred compensation plans and other miscellaneous items, and the write-off of fees in 2001.

     Other income/expense, net. Other income, net for the three months ended February 24, 2002 was $11.5 million, as compared to other expense, net of $4.9 million for the same period in 2001. The income for the three months ended February 24, 2002 was primarily attributable to net gains from foreign currency and interest rate management activities.

     Income tax expense. Income tax expense for the three months ended February 24, 2002 increased 47.4% to $25.6 million as compared to $17.4 million for the same period in 2001. The increase in income taxes was due to higher income before taxes. Our effective tax rate was 37% for both years and differs from the statutory federal income tax rate of 35% primarily due to the effect of state income taxes.

     Net income. Net income for the three months ended February 24, 2002 increased 47.4% to $43.6 million from $29.6 million for the same period in 2001. The increase was primarily due to lower marketing, general and administrative expenses, net gains from our foreign currency and interest rate management activities and lower interest expense, partially offset by lower sales and higher income tax expense.

RESTRUCTURING AND EXCESS CAPACITY REDUCTION

     From 1997 to 2001 we closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. The total balance of the reserves at February 24, 2002 was $36.8 million compared to $45.2 million at November 25, 2001.

     The following table summarizes the balances associated with the plant closures and restructuring reserves:

                                                                           Balance as of   Balance as of
                                                                            February 24,    November 25,
                                                                                2002            2001
                                                                                ----            ----
                                                                               (Dollars in Thousands)

    2001 Corporate Restructuring Initiatives.............................      $14,213         $19,989
    2001 Japan Restructuring Initiative..................................          383           2,006
    1999 European Restructuring and Plant Closures.......................        2,403           2,449
    1999 North America Plant Closures....................................       18,090          18,659
    1999 Corporate Restructuring Initiatives.............................           --             113
    1998 Corporate Restructuring Initiatives.............................        1,474           1,508
    1998 North America Plant Closures....................................          118             223
    1998 European Restructuring and Plant Closures.......................           96             225
    1997 North America Plant Closures....................................           12              48
                                                                               -------         -------
         Total...........................................................      $36,789         $45,220
                                                                               =======         =======

     The majority of this balance is expected to be utilized by the end of 2002.

      On March 22, 2002, we announced  the  closing  of  our  two  manufacturing plants in Scotland with an estimated displacement of approximately 650 employees. We plan to take a pre-tax restructuring charge in the second quarter of 2002 of approximately $20.0 - $25.0 million to cover costs associated with the closures.

      On April 8, 2002, we announced the closing of six U.S. manufacturing plants with an estimated displacement of approximately 3,300 employees. In addition, as a result of these closures, we expect to reduce the workforce by approximately 300 positions at our U.S. finishing facility. We expect to record a restructuring charge in the second quarter of 2002 to cover costs associated with the closures. The amount of this charge will be determined upon conclusion of union negotiations.


LIQUIDITY AND CAPITAL RESOURCES

      We continue to focus on working capital control through improved forecasting, inventory management and product mix. We are also focusing on controlling operating expenses and using cash generated from operations to reduce debt. Our principal capital requirements have been to fund working capital and capital expenditures. As of February 24, 2002, total cash and cash equivalents were $112.4 million, a $9.5 million increase from the $102.8 million cash balance reported as of November 25, 2001.

      Restricted cash. As of February 24, 2002, the trustee under our U.S. receivables securitization arrangement held $43.0 million in cash received from collections of our U.S. trade receivables. This amount is shown as "restricted cash" on our balance sheet. Under the securitization arrangement, we must maintain the level of our net eligible U.S. trade receivables at a certain targeted amount. Sales incentives are taken into account under the securitization agreements in determining targeted net eligible receivables. As a result of the amount of sales incentives recorded and the manner in which incentives are currently treated in that calculation, we foresaw a decline in net eligible receivables as well as an increase of the targeted amount during the first quarter of 2002. In response, we requested that the trustee under the arrangement begin retaining cash collections in an amount covering the deficiency. Under the agreements, the retention of cash by the trustee has the effect of reducing the deficiency. Amounts retained in this manner are not available to us until released by the trustee. The trustee receives daily reports comparing the net eligible receivables with the targeted amounts, and if appropriate releases retained cash accordingly.

      We are currently seeking an amendment to the securitization agreements to revise the way in which sales incentives are treated in calculating the amount of net eligible receivables in order to reduce the likelihood and size of similar deficiencies in the future. We expect to obtain this amendment during the second quarter of 2002. The cash retention does not have, and we do not expect it to have, a material impact on our liquidity.

     Total debt. Total debt as of February 24, 2002 was $1,960.5 million, essentially unchanged from the balance as of November 25, 2001. We have no off-balance sheet debt obligations. As of February 24, 2002, the required aggregate short-term and long-term debt principal payments for the next five years and thereafter are as follows:

                                                                                                        Principal
                                                                                                        Payments
                                                                                                      (Dollars in
         Year                                                                                          Thousands)
         ----

         2002....................................................................................     $   82,192
         2003....................................................................................        619,258
         2004....................................................................................        118,521
         2005....................................................................................         56,202
         2006....................................................................................        447,822
         Thereafter..............................................................................        636,553
                                                                                                      ----------
              Total..............................................................................     $1,960,548
                                                                                                      ==========

                                       20

     As of February 24, 2002, the credit facility consisted of $168.8 million of term loans and a $620.4 million revolving credit facility, of which $100.0 million of borrowings under the revolving credit facility were outstanding. Total availability under the revolving credit facility was further reduced by $147.2 million of letters of credit issued under the revolving credit facility, yielding a net availability of $373.2 million. We believe this is sufficient for our cash needs. We pay fees on the standby letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

      Plant closures. On March 22, 2002, we announced the closing of our two manufacturing plants in Scotland with an estimated displacement of approximately 650 employees. We plan to take a pre-tax restructuring charge in the second quarter of 2002 of approximately $20.0 - $25.0 million to cover costs associated with the closures.

      On April 8, 2002, we announced the closing of six U.S. manufacturing plants with an estimated displacement of approximately 3,300 employees. In addition, as a result of these closures, we expect to reduce the workforce by approximately 300 positions at our U.S. finishing facility. We expect to record a restructuring charge in the second quarter of 2002 to cover costs associated with the closures. The amount of this charge will be determined upon conclusion of union negotiations. We believe we have sufficient liquidity to meet cash needs arising from closing these eight plants in 2002.

      Cash provided by/used for operations. Cash provided by operating activities for the three months ended February 24, 2002 was $35.6 million, as compared to a use of cash of $131.9 million for the same period in 2001. Trade receivables decreased during the three months ended February 24, 2002 primarily due to lower net sales. Net deferred tax assets decreased during the three months ended February 24, 2002 primarily due to lower retailer sales promotions and incentive activities, lower prepaid royalty income and spending associated with restructuring initiatives and deferred compensation than at November 25, 2001. Accounts payable and accrued liabilities decreased during the three months ended February 24, 2002 primarily due to lower accruals for contractors and raw material purchases resulting from lower production needs than at November 25, 2001.

      Restructuring reserves decreased during the three months ended February 24, 2002 due to spending related to the restructuring initiatives. Accrued salaries, wages, and employee benefits decreased during the three months ended February 24, 2002 primarily due to the payment of annual employee incentives. Accrued taxes increased and long-term tax liability decreased during the three months ended February 24, 2002 due to a tentative settlement with the Internal Revenue Service on most issues in connection with the examination of our income tax returns for the years 1990 - 1994. We expect to have a final settlement by the end of fiscal year 2002.

      Cash provided by/used for investing activities. Cash provided by investing activities during the three months ended February 24, 2002 was $2.3 million, as compared to cash used for investing activities of $4.2 million during the same period in 2001. Cash provided by investing activities for the three months ended February 24, 2002 resulted primarily from proceeds received on sales of property, plant and equipment and realized gains on net investment hedges, partially offset by purchases of property, plant and equipment. The proceeds received on the sale of property, plant and equipment were primarily attributable to a sale during the first quarter of 2002 of an idle distribution center located in Nevada. We expect capital spending of approximately $50.0 to $70.0 million for fiscal year 2002, primarily in the latter half of 2002. We will spend most of these amounts for information systems enhancements.

      Cash used for/provided by financing activities. Cash used for financing activities for the three months ended February 24, 2002 was $27.2 million, as compared to cash provided by financing activities of $99.1 million for the same period in 2001. Cash used for financing activities during the three months ended February 24, 2002 was primarily due to the retention of cash by the trustee under our U.S. receivables securitization agreement.

Financial Condition

      Credit agreement. Effective January 29, 2002, we completed an amendment to our principal credit agreement. The amendment has three principal features. First, the amendment excludes from the computation of earnings for covenant compliance purposes certain cash expenses, as well as certain non-cash costs, relating to the 2002 plant closures in the U.S. and Scotland. The amendment also excludes from those computations the non-cash portion of our long-term incentive compensation plans. Second, the amendment reduces by 0.25 the amount of the required tightening of the leverage ratio beginning with the fourth quarter of 2002. Third, the amendment tightens the senior secured leverage ratio. The amendment did not change the interest rate, size of the facility or required payment provisions of the facility.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about retail conditions; sales performance and trends; turnaround strategies; debt repayment and liquidity; gross margins; product innovation and new product development in our brands; expense levels including overhead and advertising expense; consequences of amendments to the U.S. receivables securitization arrangements; capital
expenditures;   income  tax  audit   settlements;   plant   closures  and  union
negotiations; general economic, political and retail conditions; trade relationships between the U.S. and the European Union; retail relationships and developments including sell-through; presentation of product at retail and marketing collaborations; marketing and advertising initiatives; and other matters. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "project," "plans" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

      These forward-looking statements are subject to risks and uncertainties including, without limitation, risks related to the impact of changing domestic and international retail environments; changes in the level of consumer spending or preferences in apparel; dependence on key distribution channels, customers and suppliers; the impact of competitive products; changing fashion trends; our supply chain executional performance; the effectiveness of our promotion and marketing funding programs with retailers; ongoing competitive pressures in the apparel industry; trade restrictions; consumer and customer reactions to new products and retailers; political or financial instability in countries where our products are manufactured; and other risks detailed in our annual report on Form 10-K for the year ended November 25, 2001, registration statements and other filings with the Securities and Exchange Commission. Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The table below gives an overview of the fair values of derivative instruments reported as an asset or liability. These contracts expire at various dates through December 2002.

                                                                          ----------------  ----------------
                                                                           At February        At November
                                                                             24, 2002          25, 2001
                                                                          ----------------  ----------------
                                                                            Fair value         Fair value
                                                                          asset/(liability) asset/(liability)
                                            ----------------------------  ----------------  ----------------
                                             (Dollars in Thousands)
                                            ----------------------------  ----------------  ----------------
                                             Foreign Exchange Management:
                                                Sourcing
                                                                                $4,672          $10,950
                                                Net Investment
                                                                                 8,387            6,068
                                                Royalties
                                                                                 3,515              729
                                                Cash Management
                                                                                  (814)            (738)
                                                  Euro Notes Offering
                                                                                  (332)          (1,169)
                                            ----------------------------  ----------------  ----------------

                                             Interest Rate Management           $   --          $(2,266)

                                            ----------------------------  ----------------  ----------------

FOREIGN EXCHANGE RISK

     Foreign exchange market risk exposures are primarily related to cash management activities, raw material and finished goods purchases, net investment positions and royalty flows from affiliates.


INTEREST RATE RISK

     We have an interest rate risk management policy designed to manage the interest rate risk on our borrowings by entering into a variety of interest rate derivatives. We currently have no derivative instruments managing interest rate risk outstanding as of February 24, 2002.

     For more information about market risk, see Notes 4, 5, and 7 to the Consolidated Financial Statements.

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

         Current Report on Form 8-K on March 19, 2002 filed pursuant to Item 5 of the report and containing a copy of the Company's press release titled "Levi Strauss & Co. Announces First-Quarter 2002 Financial Results."

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 9, 2002            Levi Strauss & Co.
                               ------------------
                               (Registrant)


                           By: /s/ William B. Chiasson
                               -----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer