Form 10-Q
period 2002-05-26
LEVI STRAUSS & CO
filed 2002-07-03
CIK 94845

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 26, 2002

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

Common Stock $.01 par value ------ 37,278,238 shares outstanding on July 1, 2002

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
MAY 26, 2002



                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of May 26, 2002 and November 25, 2001..........................  3

           Consolidated Statements of Operations for the Three and Six Months Ended
            May 26, 2002 and May 27, 2001................................................................  4

           Consolidated Statements of Cash Flows for the Six Months Ended
            May 26, 2002 and May 27, 2001................................................................  5

           Notes to the Consolidated Financial Statements................................................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................................. 19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................... 29

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................. 31

SIGNATURE................................................................................................ 32


                                       2

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                            May 26,      November 25,
                                                                                             2002            2001
                                                                                             ----            ----
                                       ASSETS                                            (Unaudited)
Current Assets:
      Cash and cash equivalents......................................................    $  115,603      $  102,831
      Trade receivables, net of allowance for doubtful accounts of $25,565 in 2002
         and $26,666 in 2001.........................................................       473,006         621,224
      Inventories:
          Raw materials..............................................................        98,344          97,261
          Work-in-process............................................................        80,194          50,499
          Finished goods.............................................................       494,998         462,417
                                                                                         ----------      ----------
             Total inventories.......................................................       673,536         610,177
      Deferred tax assets............................................................       187,069         189,958
      Other current assets...........................................................        94,721         110,252
                                                                                         ----------      ----------
                  Total current assets...............................................     1,543,935       1,634,442
Property, plant and equipment, net of accumulated depreciation of $484,769 in
   2002 and $527,647 in 2001.........................................................       469,559         514,711
Goodwill and other intangibles, net of accumulated amortization of $180,927 in
   2002 and $175,603 in 2001.........................................................       248,842         254,233
Non-current deferred tax assets......................................................       546,345         484,260
Other assets.........................................................................        88,004          95,840
                                                                                         ----------      ----------
                  Total Assets.......................................................    $2,896,685      $2,983,486
                                                                                         ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................    $  178,588      $  162,944
      Accounts payable...............................................................       188,050         234,199
      Restructuring reserves.........................................................       135,065          45,220
      Accrued liabilities............................................................       297,082         301,620
      Accrued salaries, wages and employee benefits..................................       273,666         212,728
      Accrued taxes..................................................................       146,510          26,475
                                                                                         ----------      ----------
                  Total current liabilities..........................................     1,218,961         983,186
Long-term debt, less current maturities..............................................     1,683,209       1,795,489
Postretirement medical benefits......................................................       540,749         544,476
Long-term employee related benefits..................................................       364,296         384,751
Long-term tax liability..............................................................        23,467         174,978
Other long-term liabilities..........................................................        18,769          16,402
Minority interest....................................................................        19,862          20,147
                                                                                         ----------      ----------
                  Total liabilities..................................................     3,869,313       3,919,429
                                                                                         ----------      ----------
Stockholders' Deficit:
      Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238
         shares issued and outstanding...............................................           373             373
      Additional paid-in capital.....................................................        88,808          88,808
      Accumulated deficit............................................................    (1,058,210)     (1,020,860)
      Accumulated other comprehensive income (loss)..................................        (3,599)         (4,264)
                                                                                         ----------      ----------
                  Total stockholders' deficit........................................      (972,628)       (935,943)
                                                                                         ----------      ----------
                  Total Liabilities and Stockholders' Deficit........................    $2,896,685      $2,983,486
                                                                                         ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                       3

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                     Three Months Ended               Six Months Ended
                                                                     ------------------               ----------------
                                                                   May 26,         May 27,          May 26,        May 27,
                                                                    2002            2001             2002           2001
                                                                    ----            ----             ----           ----
Net sales..................................................     $  923,518       $1,043,937      $1,858,802     $2,040,320
Cost of goods sold.........................................        553,974          591,442       1,090,674      1,147,891
                                                                ----------       ----------      ----------     ----------
   Gross profit............................................        369,544          452,495         768,128        892,429
Marketing, general and administrative expenses.............        318,804          336,128         617,739        662,224
Other operating (income)...................................         (8,511)          (7,365)        (14,624)       (14,539)
Restructuring charges, net of reversals....................        141,078               -          141,078              -
                                                                ----------       ----------      ----------     ----------
   Operating income (loss).................................        (81,827)         123,732          23,935        244,744
Interest expense...........................................         42,510           53,898          90,533        123,103
Other (income) expense, net................................         19,569              899           8,104          5,767
                                                                ----------       ----------      ----------     ----------
   Income (loss) before taxes..............................       (143,906)          68,935         (74,702)       115,874
Income tax expense (benefit)...............................        (62,957)          25,507         (37,351)        42,874
                                                                ----------       ----------      ----------     ----------
   Net income (loss).......................................     $  (80,949)      $   43,428      $  (37,351)    $   73,000
                                                                ==========       ==========      ==========     ==========

Earnings (loss) per share--basic and diluted...............     $    (2.17)      $     1.16      $    (1.00)    $     1.96
                                                                ==========       ==========      ==========     ==========

Weighted-average common shares outstanding.................     37,278,238       37,278,238      37,278,238     37,278,238
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

                                       4

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                           ----------------
                                                                                       May 26,           May 27,
                                                                                        2002              2001
                                                                                        ----              ----
Cash Flows from Operating Activities:
Net income (loss).............................................................        $ (37,351)       $  73,000
Adjustments to reconcile net cash provided by (used for) operating activities:
        Depreciation and amortization.........................................           36,238           42,255
        Asset write-offs associated with 2002 restructuring charge............           25,708                -
        Gain on dispositions of property, plant and equipment.................             (771)          (1,012)
        Unrealized foreign exchange (gains) losses............................           14,161          (18,250)
        Decrease in trade receivables.........................................          151,729           99,252
        Increase in inventories...............................................          (58,141)        (129,637)
        (Increase) decrease in other current assets...........................           (8,721)          19,216
        Decrease (increase) in other long-term assets.........................            6,201          (20,604)
        (Increase) decrease in net deferred tax assets........................          (59,846)           1,546
        Decrease in accounts payable and accrued liabilities..................          (57,472)        (134,943)
        Increase (decrease) in restructuring reserves.........................           89,846          (14,780)
        Increase (decrease) in accrued salaries, wages and employee benefits..           60,060          (79,184)
        Increase (decrease) in accrued taxes..................................          121,697          (32,188)
        (Decrease) increase in long-term employee benefits....................          (22,202)          31,922
        (Decrease) increase in long-term tax and other liabilities............         (148,762)           8,259
        Other, net............................................................            1,186            2,418
                                                                                      ---------       ----------
           Net cash provided by (used for) operating activities...............          113,560         (152,730)
                                                                                      ---------       ----------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment............................         (18,804)           (8,547)
        Proceeds from sale of property, plant and equipment...................           7,802             2,688
        Realized gains on net investment hedges...............................           4,786             5,169
                                                                                      --------        ----------
           Net cash (used for) investing activities...........................          (6,216)             (690)
                                                                                      --------        ----------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt..............................         356,999         1,505,772
        Repayments of long-term debt..........................................        (456,465)       (1,393,747)
        Net increase (decrease) in short-term borrowings......................           4,598            (1,555)
                                                                                      --------        ----------
           Net cash (used for) provided by financing activities...............         (94,868)          110,470
                                                                                      --------        ----------
Effect of exchange rate changes on cash.......................................             296             5,871
                                                                                      --------        ----------
           Net increase (decrease) in cash and cash equivalents...............          12,772           (37,079)
Beginning cash and cash equivalents...........................................         102,831           117,058
                                                                                      --------        ----------
Ending Cash and Cash Equivalents..............................................        $115,603        $   79,979
                                                                                      ========        ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
        Interest..............................................................        $ 81,485        $   87,797
        Income taxes..........................................................          35,543            66,023
        Restructuring initiatives.............................................          25,525            14,780

   The accompanying notes are an integral part of these financial statements.

                                       5

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The unaudited consolidated financial statements of Levi Strauss & Co. and subsidiaries ("LS&CO." or "Company") are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 25, 2001 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission (the "SEC") on February 7, 2002.

     The consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 26, 2002 may not be indicative of the results to be expected for the year ending November 24, 2002.

Estimates and Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the financial statements. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

      The Company's most critical accounting policies upon which its financial position and results of operations depend are those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. Since the end of the first quarter of fiscal year 2002, the Company added the policy for income tax assets and liabilities to its list of critical accounting policies. During the second quarter, the Company did not change those policies or adopt any new policies. The Company summarizes its most critical accounting policies below.

o Revenue recognition. The Company recognizes revenue from the sale of a product upon its shipment to the customer. The Company recognizes allowances for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. Allowances principally relate to the Company's U.S. operations and are primarily comprised of volume-based incentives and other returns and discounts. For volume-based retailer incentive programs, reserves for volume allowances are calculated based on a fixed formula applied to sales volumes. The Company estimates non-volume-based allowances using historical customer claim rates as a percentage of accounts receivable, adjusted as necessary for special customer and product-specific circumstances. Actual allowances may differ from estimates due primarily to changes in sales volume based on retailer or consumer demand. Actual returns and allowances have not materially differed from estimates.

o Inventory valuation. The Company values inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price based on historical recovery rates. In determining its expected selling prices, the Company considers various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company then estimates expected selling prices based on its historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

o Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a current liability and primarily include employee severance, certain employee termination benefits, including out-placement services and career counseling, and contractual obligations. The principal components of the reserves relate to employee severance and termination benefits, which the Company estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates.

o Income tax assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Changes to the Company's income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

o Derivatives and foreign exchange management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The Company actively manages foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long-term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment.

     Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in "Other (income) expense" in the consolidated statement of income. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge the Company's net investment position in its subsidiaries. For these instruments, the Company documents the hedge designation, by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit. The carrying values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                        Three Months Ended          Six Months Ended
                                                                        ------------------          ----------------
                                                                       May 26,       May 27,       May 26,       May 27,
                                                                        2002          2001          2002          2001
                                                                        ----          ----          ----          -----
                                                                                    (Dollars in Thousands)
Net income (loss).............................................        $(80,949)     $43,428       $(37,351)      $73,000
                                                                      --------      -------       --------       -------
Other comprehensive income (loss):
 Transition adjustments:
   Unrealized losses on cash flow hedges......................               -            -              -          (522)
   Reclassification of cash flow hedges to other
     (income) expense.........................................               -          261              -           261
                                                                      --------      -------       --------       -------
   Net cash flow hedges.......................................               -          261              -          (261)
   Net investment hedges......................................               -            -              -            76
                                                                      --------      -------       --------       -------
      Total transition adjustments............................               -          261              -          (185)
                                                                      --------      -------       --------       -------
 Foreign currency translation adjustments:
   Net investment hedges......................................          (6,919)       9,440         (1,884)        2,322
   Foreign currency translations..............................          13,347      (10,797)         3,121         7,381
                                                                      --------      -------       --------       -------
      Total foreign currency translation adjustments..........           6,428       (1,357)         1,237         9,703
                                                                      --------      -------       --------       -------
 Unrealized gains on cash flow hedges.........................               -        1,599              -         3,527
 Reclassification of cash flow hedges to other
   (income) expense...........................................               -         (852)          (572)       (1,005)
                                                                      --------      -------       --------       -------
    Net cash flow hedges......................................               -          747           (572)        2,522
                                                                      --------      -------       --------       -------
      Total other comprehensive income (loss).................           6,428         (349)           665        12,040
                                                                      --------      -------       --------       -------
 Total comprehensive income (loss)............................        $(74,521)     $43,079       $(36,686)      $85,040
                                                                      ========      =======       ========       =======


     The following is a summary of the components of Accumulated other comprehensive income (loss) balances, net of related income taxes:

                                                                                      May 26,     November 25,
                                                                                       2002          2001
                                                                                       ----          ----
                                                                                       (Dollars in Thousands)
        Cumulative transition adjustments:
          Beginning balance of cash flow hedges..........................            $     -       $     -
            Unrealized losses on cash flow hedges........................                  -          (522)
            Reclassification of cash flow hedges to other
              (income) expense...........................................                  -           522
                                                                                     -------       -------
        Ending balance of cash flow hedges...............................                  -             -
        Net investment hedges............................................                  -            76
                                                                                     -------       -------
                Total cumulative transition adjustments..................                  -            76
                                                                                     -------       -------
        Cumulative translation adjustments:
          Net investment hedges..........................................             48,010        49,818
          Foreign currency translations..................................            (51,609)      (54,730)
                                                                                     -------       -------
                Total cumulative translation adjustments.................             (3,599)       (4,912)
                                                                                     -------       -------
        Beginning balance of cash flow hedges............................                  -             -
          Unrealized gains on cash flow hedges...........................                572         3,052
          Reclassification of cash flow hedges to other
            (income) expense.............................................               (572)       (2,480)
                                                                                     -------       -------
        Ending balance of cash flow hedges...............................                  -           572
                                                                                     -------       -------
      Accumulated other comprehensive income (loss)......................            $(3,599)      $(4,264)
                                                                                     =======       =======
                                       8

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 3: RESTRUCTURING RESERVES

     The following is a description of the actions taken associated with the Company's reorganization initiatives. Severance and employee benefits relate to severance packages, out-placement services and career counseling for employees affected by the plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, other restructuring costs and foreign exchange differences. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

2002 PLANT CLOSURES

     The Company announced in March 2002 the closure of two manufacturing plants in Scotland in order to reduce average production costs in Europe. The Company recorded an initial charge in the second quarter of 2002 of $20.5 million consisting of $3.1 million for asset write-offs, $15.7 million for severance and employee benefits and $1.7 million for other restructuring costs. The charge reflected an estimated displacement of 650 employees. The two manufacturing plants were closed by the end of the second quarter of 2002. As of May 26, 2002, approximately 620 employees have been displaced. The table below displays the activity and liability balance of this reserve.

     The Company announced in April 2002 the closure of six U.S. manufacturing plants. The decision reflected the Company's continuing shift from a manufacturing to a marketing and product-driven organization. The Company recorded an initial charge in the second quarter of 2002 of $129.7 million consisting of $22.7 million for asset write-offs, $89.6 million for severance and employee benefits and $17.4 million for other restructuring costs. The charge reflects an estimated displacement of 3,300 employees at the affected plants and approximately 250 employees at the remaining U.S. finishing facility. The Company plans to close the six manufacturing plants in three phases: two plants were closed by the end of June 2002, two plants are scheduled to close by the end of July 2002 and the final two plants are scheduled to close by the end of September 2002. As of May 26, 2002, no employees had been displaced. The table below displays the activity and liability balance of this reserve.


2002 Scotland Plant Closures

                                                                         Balance                           Balance
                                                                            At                                At
                                                                        11/25/01     Charges  Reductions   5/26/02
                                                                        --------     -------  ----------   -------
                                                                                   (Dollars in Thousands)
Severance and employee benefits......................................    $  --      $15,691    $(12,741)    $2,950
Other restructuring costs............................................       --        1,732         (33)     1,699
                                                                         -----      -------    --------     ------
     Total...........................................................    $  --      $17,423    $(12,774)    $4,649
                                                                         =====      =======    ========     ======

2002 U.S. Plant Closures
                                                                         Balance                           Balance
                                                                            At                                At
                                                                        11/25/01     Charges  Reductions   5/26/02
                                                                        --------     -------  ----------   -------
                                                                                   (Dollars in Thousands)
Severance and employee benefits......................................    $  --      $ 89,625     $(609)   $ 89,016
Other restructuring costs............................................       --        17,397      (199)     17,198
                                                                         -----      --------     -----    --------
     Total...........................................................    $  --      $107,022     $(808)   $106,214
                                                                         =====      ========     =====    ========

                                       9

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

2001 REORGANIZATION INITIATIVES

     In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning the Company's resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001 reflecting a displacement of approximately 500 employees. As of May 26, 2002, approximately 270 employees have been displaced. The table below displays the activity and liability balance of this reserve.

     In November 2001, the Company instituted various reorganization initiatives in Japan. These initiatives were prompted by business declines as a result of the prolonged economic slowdown, political uncertainty, major retail bankruptcies and dramatic shrinkage of the core denim jeans market in Japan. The Company recorded an initial charge of $2.0 million in November 2001. The charge reflected an estimated displacement of 22 employees, all of whom have been displaced. The table below displays the activity and liability balances of this reserve.

U.S. Reorganization Initiatives

                                                                          Balance               Balance
                                                                             At                    At
                                                                         11/25/01  Reductions   5/26/02
                                                                         --------  ----------   -------
                                                                              (Dollars in Thousands)
Severance and employee benefits....................................       $19,989    $(8,422)   $11,567
                                                                          -------    -------    -------
     Total.........................................................       $19,989    $(8,422)   $11,567
                                                                          =======    =======    =======

Japan Reorganization Initiatives
                                                                          Balance               Balance
                                                                             At                    At
                                                                         11/25/01  Reductions   5/26/02
                                                                         --------  ----------   -------
                                                                              (Dollars in Thousands)
Severance and employee benefits....................................        $1,657    $(1,632)      $ 25
Other restructuring costs..........................................           349        (66)       283
                                                                           ------    -------       ----
     Total.........................................................        $2,006    $(1,698)      $308
                                                                           ======    =======       ====

1997 - 1999 PLANT CLOSURES AND RESTRUCTURING INITIATIVES

     From 1997 to 1999 we closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. In the second quarter of 2002, the Company reversed charges of $9.1 million related to plant closures in 1998 and 1999 due to updated estimates associated with lower anticipated employee benefits and other plant closure related costs. As of May 26, 2002, the remaining balance for the 1999 North America plant closures represents estimates for remaining employee benefits and contractual obligations.

SUMMARY

     The total balance of the reserves at May 26, 2002 was $135.1 million compared to $45.2 million at November 25, 2001. The majority of the balances for the 1997 - 2001 reserves and the 2002 Scotland plant closures reserve are expected to be utilized by the end of 2002, while the 2002 U.S. plant closures reserve balance is expected to be utilized by the end of 2003. The following table summarizes the activities and liability balances associated with the 1997
- 2002 plant closures and restructuring initiatives:

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

                                                     Balance as of                                                Balance as of
                                                      November 25,                                                   May 26,
                                                          2001         Charges        Reversals     Reductions        2002
                                                          ----         -------        ---------     ----------        ----
                                                                            (Dollars in Thousands)
2002 Scotland Plant Closures......................     $    --        $ 17,423         $   --        $12,774       $  4,649
2002 U.S. Plant Closures..........................          --         107,022             --            808        106,214
2001 Corporate Restructuring Initiatives..........      19,989              --             --          8,422         11,567
2001 Japan Restructuring Initiative...............       2,006              --             --          1,698            308
1999 Europe Restructuring and Plant Closures......       2,449              --            570            188          1,691
1999 North America Plant Closures.................      18,659              --          8,415          1,129          9,115
1999 Corporate Restructuring Initiatives..........         113              --             --            113             --
1998 Corporate Restructuring Initiatives..........       1,508              --             --             80          1,428
1998 North America Plant Closures.................         223              --             90            109             24
1998 European Restructuring and Plant Closures....         225              --             --            156             69
1997 North America Plant Closures.................          48              --             --             48             --
                                                       -------        --------         ------        -------       --------
     Restructuring Reserves.......................     $45,220         124,445         $9,075        $25,525       $135,065
                                                       =======        --------         ======        =======       ========
2002 Plant Closures - Asset Write-offs............                      25,708
                                                                      --------
     2002 Restructuring Charges...................                    $150,153
                                                                      ========

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

Amendment of Domestic Receivables Securitization Agreements

      Under its domestic receivables securitization arrangement, the Company is required to maintain the level of net eligible U.S. trade receivables at a certain targeted amount. If the targeted amount of net eligible U.S. trade receivables is not met, the trustee under the arrangement retains cash collections in an amount covering the deficiency. Under the agreements, the retention of cash by the trustee has the effect of reducing the deficiency. Amounts retained in this manner are not available to the Company until released by the trustee. The trustee receives daily reports comparing the net eligible receivables with the targeted amount and, if appropriate, releases retained cash accordingly. The amount of cash held by the trustee to cover any deficiency would be shown as "Restricted cash" on the balance sheet.

      On April 25, 2002 the Company obtained an amendment to the domestic receivables securitization agreements. Before the amendment, the manner in which sales incentives were treated in the calculation of net eligible U.S. trade receivables decreased net eligible receivables as well as substantially increased the targeted amount. As a result, at the end of the first quarter of 2002, the trustee held cash, resulting in restricted cash of $43.0 million. The amendment revises the way sales incentives are treated in calculating the amount of net eligible receivables. This permits the Company greater flexibility in offering sales incentives without affecting the securitization calculations and reduces the likelihood and amount of cash being retained. As of May 26, 2002, there was no deficiency and as a result, no restricted cash on the balance sheet.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

INTEREST RATE CONTRACTS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures. The Company currently has no derivative instruments managing interest rate risk outstanding as of May 26, 2002.

INTEREST RATES ON BORROWINGS

     The Company's weighted average interest rate on average borrowings outstanding during the three and six months ended May 26, 2002, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 8.33% and 8.82%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of certain financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying value and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) are as follows:

                                                                  May 26, 2002                November 25, 2001
                                                                  -------------               -----------------
                                                            Carrying       Estimated      Carrying      Estimated
                                                            Value(1)       Fair Value     Value(2)      Fair Value
                                                            --------       ----------     --------      ----------
                                                                        (Dollars in Thousands)
 DEBT INSTRUMENTS:
   U.S. dollar notes offering.........................    $(1,190,538)   $(1,151,851)   $(1,193,012)   $ (932,138)
   Euro notes offering................................       (118,219)      (119,273)      (114,378)      (85,719)
   Yen-denominated eurobond placement.................       (156,706)      (117,188)      (164,413)     (113,115)
   Credit facilities..................................       (153,168)      (153,168)      (252,748)     (252,748)
   Domestic receivables-backed securitization.........       (110,079)      (110,079)      (110,081)     (110,081)
   Customer service center equipment financing........        (76,767)       (80,363)       (80,278)      (81,970)
   European receivables-backed securitization.........        (46,396)       (46,396)       (41,366)      (41,366)
   Industrial development revenue refunding bond......        (10,014)       (10,014)       (10,015)      (10,015)
   Short-term and other borrowings....................        (23,744)       (23,744)       (19,395)      (19,395)
                                                          -----------    -----------    -----------   -----------
    Total                                                 $(1,885,631)   $(1,812,076)   $(1,985,686)  $(1,646,547)
                                                          ===========    ===========    ===========   ===========
(1) Includes accrued interest of $23.8 million.
(2) Includes accrued interest of $27.3 million.

CURRENCY AND INTEREST RATE CONTRACTS:
   Foreign exchange forward contracts.................       $(24,554)      $(24,554)       $13,797       $13,797
   Foreign exchange option contracts..................             49             49          4,328         4,328
                                                             --------       --------        -------       -------
     Total                                                   $(24,505)      $(24,505)       $18,125       $18,125
                                                             ========       ========        =======       =======
   Interest rate option contracts.....................             --             --        $(2,266)      $(2,266)
                                                             ========       ========        =======       =======
                                       12

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

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

     The fair value estimates presented herein are based on information available to the Company as of May 26, 2002 and November 25, 2001. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to May 26, 2002 and November 25, 2001 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," on the first day of fiscal year 2001. SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Due to the adoption of SFAS 133, the Company reported a net transition gain of $87 thousand in "Other (income) expense" for the three months ended February 25, 2001. The transition amount was not recorded on a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company's results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced "Accumulated other comprehensive income (loss)."

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

     The derivative instruments used to manage sourcing exposures do not qualify for hedge accounting treatment and are recorded at their fair value. Any changes in fair value are included in "Other (income) expense."

     The Company manages its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit. At May 26, 2002, the fair value of qualifying net investment hedges was a $6.2 million net liability with the corresponding unrealized loss recorded in the cumulative translation adjustment section of "Accumulated other comprehensive income (loss)." There were no gains or losses excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at May 26, 2002 represented a $2.8 million net liability.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

     The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of May 26, 2002, a $11.0 million net asset related to the translation effects of the eurobond was recorded in the cumulative translation adjustment section of "Accumulated other comprehensive income (loss)."

     As of May 26, 2002, the Company holds no derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. During the second quarter no cash flow hedges have been reclassified from "Accumulated other comprehensive income (loss)" to "Other (income) expense." The Company also enters into contracts managing forecasted intercompany royalty flows that do not qualify as cash flow hedges, and are recorded at their fair value. Any changes in fair value are included in "Other (income) expense."

     The   derivative   instruments   utilized  in  transactions  managing  cash
management exposures are currently marked to market at their fair value and any changes in fair value are recorded in "Other (income) expense."

     The Company also entered into transactions managing the exposure related to the Euro notes issued on January 18, 2001. These derivative instruments are currently marked to market at their fair value and any changes in fair value are recorded in "Other (income) expense."

Interest Rate Management

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of May 26, 2002.

     The tables below give an overview of the realized and unrealized gains and losses reported in "Other (income) expense," realized and unrealized other comprehensive income ("OCI") balances, realized and unrealized cumulative translation adjustments ("CTA") balances, and the fair values of derivative instruments reported as an asset or liability. OCI and CTA are components of the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

                               ------------------------- ------------------------- ------------------------- ----------------------
                                   Three Months Ended        Three Months Ended         Six Months Ended         Six Months Ended
                                      May 26, 2002              May 27, 2001              May 26, 2002             May 27, 2001
------------------------------ ------------------------- ------------------------- ------------------------- ----------------------
                                 Other (income) expense    Other (income) expense    Other (income) expense  Other (income) expense
------------------------------ ------------------------- ------------------------- ------------------------- ----------------------
(Dollars in Thousands)           Realized    Unrealized    Realized    Unrealized    Realized    Unrealized   Realized  Unrealized
------------------------------ ------------ ------------ ------------- ----------- ------------- ----------- ----------- ----------
Foreign Exchange Management:
    Sourcing                      $ 7,229      $23,252      $(11,672)     $  806     $ 1,749      $28,788     $(2,497)   $ 6,756

    Net Investment                   (904)       6,723          (149)      1,682        (250)       3,068         645      2,552
    Yen Bond                           --        2,131            --      (4,415)         --       (3,458)         --     (9,398)

    Royalties                     (13,020)       3,806        (5,685)      3,269      (9,578)         442      (6,462)     5,025

    Cash Management                 3,700       (3,821)        8,328      (5,463)      6,370       (3,745)      1,427     (4,603)

    Transition Adjustments             --           --           414          --          --           --         414     (1,333)

    Euro Notes Offering            (4,855)      (1,318)        4,554         619      (3,536)      (2,154)      8,236      1,159
                                  -------      -------      --------     -------     -------      -------     -------    -------
      Total                       $(7,850)     $30,773     $ (4,210)    $(3,502)    $(5,245)      $22,941    $ 1,763    $   158
                                  =======      =======      ========     =======     =======      =======     =======    =======
------------------------------ ------------ ------------ ------------- ----------- ------------- ----------- ----------- ----------

Interest Rate Management             $ --         $ --          $ --      $1,391      $2,266(1)   $(2,266)      $  --     $4,862

   Transition Adjustments              --           --            --          --          --           --          --      1,246
                                     ----         ----          ----      ------      ------      -------       -----     ------
    Total                            $ --         $ --          $ --      $1,391      $2,266      $(2,266)      $  --     $6,108
                                     ====         ====          ====      ======      ======      =======       =====     ======
------------------------------ ------------ ------------ ------------- ----------- ------------- ----------- ----------- ----------
    (1)    Recorded as an increase to interest expense.


                                      ------------------------------------------- ------------------------------------------
                                                    At May 26, 2002                          At November 25, 2001
                                      ------------------------------------------- ------------------------------------------
                                       OCI gain (loss)       CTA gain (loss)        OCI gain (loss)      CTA gain (loss)
------------------------------------- -------- ---------- ---------- ------------ --------- ---------- ---------- ----------
(Dollars in Thousands)                Realized Unrealized  Realized   Unrealized   Realized Unrealized  Realized  Unrealized
------------------------------------- -------- ---------- ---------- ------------ --------- ---------- ---------- ----------
Foreign Exchange Management:

    Net Investment                      $ --      $ --     $58,101     $(6,219)      $ --       $ --     $53,314    $ 5,664
    Yen Bond                              --        --          --      11,006         --         --          --      6,780

    Royalties                             --        --          --          --         --        908          --         --

    Transition Adjustments                --        --          --          --         --         --          --        120
                                        ----      ----     -------     -------       ----       ----     -------    -------
       Total                            $ --      $ --     $58,101     $ 4,787       $ --       $908     $53,314    $12,564
                                        ====      ====     =======     =======       ====       ====     =======    =======

------------------------------------- -------- ---------- ---------- ------------ --------- ---------- ---------- ----------

                                       15

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

                                                                           ----------------   -----------------
                                                                             At May 26,        At November 25,
                                                                                2002                2001
                                                                           ----------------   -----------------
                                                                              Fair value         Fair value
                                                                          asset (liability)   asset (liability)
                                    ------------------------------------  -----------------   -----------------
                                    (Dollars in Thousands)
                                    ------------------------------------  -----------------   -----------------
                                    Foreign Exchange Management:

                                        Sourcing                              $(19,662)            $10,976

                                        Net Investment                          (9,004)              6,068

                                        Royalties                                   71                 729

                                        Cash Management                          3,104               1,521

                                        Euro Notes Offering                        986              (1,169)
                                                                              --------             -------
                                            Total                             $(24,505)            $18,125
                                                                              ========             =======
                                    ------------------------------------  -----------------   -----------------

                                     Interest Rate Management                 $     --             $(2,266)
                                                                              ========             =======
                                    ------------------------------------  -----------------   -----------------

                                       16

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 7: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At May 26, 2002, the Company had U.S. dollar forward currency contracts to buy $1.2 billion and to sell $510.4 million against various foreign currencies. The Company also had euro forward currency contracts to buy 234.5 million euro against various foreign currencies and to sell 14.5 million euro against various foreign currencies. In addition, the Company had U.S. dollar option contracts to buy $212.9 million and to sell $111.9 million against various foreign currencies. The Company also had euro option currency contracts to sell 30.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003.

     The Company has entered into option contracts to manage its exposure to numerous foreign currencies. Option transactions included in the amounts above are principally for the exchange of the euro and U.S. dollar. At May 26, 2002, the Company had bought U.S. dollar options resulting in a net short position against the euro of $47.6 million should the options be exercised. To finance the premiums related to the options bought, the Company sold options resulting in a net long position against the euro of $148.6 million should the options be exercised.

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

     The operations and properties of the Company comply with all applicable federal, state and local laws enacted for the protection of the environment, and with permits and approvals issued in connection therewith, except where the failure to comply would not reasonably be expected to have a material adverse effect on the Company's financial position or business operations. Based on currently available information, the Company does not consider there to be any circumstances existing that would be reasonably likely to form the basis of an action against the Company and that could have a material adverse effect on the Company's financial position or business operations.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 8: BUSINESS SEGMENT INFORMATION

                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)

THREE MONTHS ENDED MAY 26, 2002:
   Net sales.......................................     $596,697   $241,373   $85,448   $     --  $  923,518
   Earnings contribution...........................       84,215     45,304    15,189         --     144,708
   Interest expense................................           --         --        --     42,510      42,510
   Corporate and other expense, net................           --         --        --    246,104     246,104
      Income (loss) before income taxes............           --         --        --         --    (143,906)

THREE MONTHS ENDED MAY 27, 2001:
   Net sales.......................................     $682,073   $276,737   $85,127   $     --  $1,043,937
   Earnings contribution...........................       90,167     57,141    12,671         --     159,979
   Interest expense................................           --         --        --     53,898      53,898
   Corporate and other expense, net................           --         --        --     37,146      37,146
      Income before income taxes...................           --         --        --         --      68,935




                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
                                                                        (Dollars in Thousands)

SIX MONTHS ENDED MAY 26, 2002:
   Net sales.......................................   $1,198,037   $501,998  $158,767   $     --  $1,858,802
   Earnings contribution...........................      164,202    105,328    29,264         --     298,794
   Interest expense................................           --         --        --     90,533      90,533
   Corporate and other expense, net................           --         --        --    282,963     282,963
      Income (loss) before income taxes............           --         --        --         --     (74,702)

SIX MONTHS ENDED MAY 27, 2001:
   Net sales.......................................   $1,344,279   $534,010  $162,031   $     --  $2,040,320
   Earnings contribution...........................      196,210    114,376    25,051         --     335,637
   Interest expense................................           --         --        --    123,103     123,103
   Corporate and other expense, net................           --         --        --     96,660      96,660
      Income before income taxes...................           --         --        --         --     115,874

                                       18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

      Our most critical accounting policies upon which our financial position and results of operations depend are those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. Since the end of the first quarter of fiscal year 2002, we added the policy for income tax assets and liabilities to our list of critical accounting policies. During the second quarter, we did not change those policies or adopt any new policies. We summarize our most critical accounting policies below.

o Revenue recognition. We recognize revenue from the sale of a product upon its shipment to the customer. We recognize allowances for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. Our allowances principally relate to our U.S. operations and are primarily comprised of volume-based incentives and other returns and discounts. For volume-based retailer incentive programs, reserves for volume allowances are calculated based on a fixed formula applied to sales volumes. We estimate non-volume-based allowances using our historical customer claim rates as a percentage of accounts receivable, adjusted as necessary for special customer and product-specific circumstances. Actual allowances may differ from our estimates due primarily to changes in sales volume based on retailer or consumer demand. Our actual returns and allowances have not materially differed from our estimates.

o Inventory valuation. We value inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product selling price based on historical recovery rates. In determining our expected selling prices, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current consumer preferences. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

o Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a current liability and primarily include employee severance, certain employee termination benefits, including out-placement services and career counseling, and contractual obligations. The principal components of the reserves relate to employee severance and termination benefits, which we estimate based on agreements with the relevant union representatives or plans adopted by us that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

o Income tax assets and liabilities. In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or in the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

o Derivatives and foreign exchange management activities. We recognize all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. We actively manage foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long-term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment.

     Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in "Other (income) expense" in the consolidated statement of income. As a result, our net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge our net investment position in our subsidiaries. For these instruments, we document the hedge designation, by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit. The carrying values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

                                                                      Three Months Ended         Six Months Ended
                                                                      ------------------         ----------------
                                                                      May 26,     May 27,        May 26,   May 27,
                                                                       2002        2001           2002      2001
                                                                       ----        ----           ----      ----
MARGIN DATA:
Net sales......................................................        100.0%      100.0%        100.0%     100.0%
Cost of goods sold.............................................         60.0        56.7          58.7       56.3
                                                                       -----       -----         -----      -----
Gross profit...................................................         40.0        43.3          41.3       43.7
Marketing, general and administrative expenses.................         34.5        32.2          33.2       32.5
Other operating (income).......................................         (0.9)       (0.7)         (0.8)      (0.7)
Restructuring charges, net of reversals........................         15.3          --           7.6         --
                                                                       -----       -----         -----      -----
Operating income (loss)........................................         (8.9)       11.9           1.3       12.0
Interest expense...............................................          4.6         5.2           4.9        6.0
Other (income) expense, net....................................          2.1         0.1           0.4        0.3
                                                                       -----       -----         -----      -----
Income (loss) before taxes.....................................        (15.6)        6.6          (4.0)       5.7
Income tax expense (benefit)...................................         (6.8)        2.4          (2.0)       2.1
                                                                       -----       -----         -----      -----
Net income (loss)..............................................         (8.8)%       4.2%         (2.0)%      3.6%
                                                                       =====       =====         =====      =====

                                       20

                                                                      Three Months Ended         Six Months Ended
                                                                      ------------------         ----------------
                                                                      May 26,     May 27,        May 26,   May 27,
                                                                       2002        2001           2002      2001
                                                                       ----        ----           ----      ----
NET SALES SEGMENT DATA:
Geographic
         Americas..............................................         64.6%       65.3%         64.5%      65.9%
         Europe................................................         26.1        26.5          27.0       26.2
         Asia Pacific..........................................          9.3         8.2           8.5        7.9


     Net sales. Net sales for the three months ended May 26, 2002 decreased 11.5% to $923.5 million, as compared to $1,043.9 million for the same period in 2001. Net sales for the six months ended May 26, 2002 decreased 8.9% to $1,858.8 million, as compared to $2,040.3 million for the same period in 2001. If currency exchange rates were unchanged from the prior year periods, net sales would have declined approximately 10.6% and 7.5% for the three and six months ended May 26, 2002, respectively. These decreases primarily reflect the challenging retail and economic climates in which we operate, and the introduction of our new volume-based U.S. sales promotions and incentives that offset recorded sales.

     Although the first half of 2002 net sales reflected continuing declines, especially in the second quarter, we believe we will slow the rate of decline for our full year 2002 constant currency net sales to the low single digits. We anticipate an improved sales performance in the second half of 2002 based on:
     o current  bookings  and  product  orders,
     o the  expected  impact of new product introductions,
     o actions we are taking to improve margins for our retailers, and
     o our intended use of targeted promotional initiatives.

     In the Americas, net sales for the three months ended May 26, 2002 decreased 12.5% to $596.7 million, as compared to $682.1 million for the same period in 2001. Net sales for the six months ended May 26, 2002 decreased 10.9% to $1,198.0 million, as compared to $1,344.3 million for the same period in 2001. Unit volumes for both periods of 2002 decreased slightly compared to the same periods in 2001. The net sales decreases were primarily attributable to:
     o the introduction of our new volume-based sales promotions and incentives,
     o lower wholesale prices for selected core Dockers(R) products, and
     o wholesale price reductions on selected existing products as we transition to new product lines in the Levi's(R) brand.
Although retailers appear to remain cautious in their buying habits and continue to maintain tight inventory levels, we believe that the strength of our planned promotions and new products, such as low-rise Levi's(R) jeans for men and women and the Dockers(R) Go Khaki(TM) pant, will generate improved results during the second half of the year.

     In Europe, net sales for the three months ended May 26, 2002 decreased 12.8% to $241.4 million, as compared to $276.7 million for the same period in 2001. Net sales for the six months ended May 26, 2002 decreased 6.0% to $502.0 million, as compared to $534.0 million for the same period in 2001. On a constant currency basis, net sales would have decreased by approximately 11.2% and 3.1% for the three and six months ended May 26, 2002, respectively, compared to the same periods in 2001.

      These decreases reflect volume declines as a result of weak consumer demand, high retail inventories and increasing apparel price deflation. These conditions resulted in the first quarterly decline in constant currency net sales since the first quarter of 2001. The decrease in net sales during the second quarter of 2002 was primarily attributable to lower volume and price reductions we took to sell slow-moving products. We believe retailers are remaining cautious and are managing their inventories more conservatively due to an uncertain economic environment. This is most prevalent in key markets such as Germany, Italy and the United Kingdom.

     We believe that we will generate improved results in the second half of 2002 based on our product, pricing and promotional strategies. These strategies include:
     o the introduction of entry-price-point product lines in the Levi's(R) and Dockers(R) brands,
     o selective wholesale price reductions,
     o promotions in core finishes of 501(R) jeans, and
     o a Levi's(R) girls jeans presence and publicity campaign.

     In our Asia Pacific region, net sales for the three months ended May 26, 2002 increased 0.4% to $85.4 million, as compared to $85.1 million for the same period in 2001. Net sales for the six months ended May 26, 2002 decreased 2.0% to $158.8 million, as compared to $162.0 million. If exchange rates were unchanged from the prior year periods, net sales would have increased approximately 4.7% and 4.0% for the three and six months ended May 26, 2002, respectively. In some countries we reported double-digit net sales increases for the three and six months ended May 26, 2002 from the same periods last year reflecting our product upgrades and retail distribution strategies, while other countries were affected by weak economic climates and price deflation.

     In Japan, which accounted for approximately 51% of our business in Asia for the first half of 2002, net sales for the three months ended May 26, 2002 increased approximately 1.7% on a constant currency basis compared to the same period last year. For the six months ended May 26, 2002, Japan's net sales were flat compared to last year on a constant currency basis. Japan's recent sales results for both periods reflect a price increase on our premium and super-premium product lines and upgraded core product offerings.

     Gross profit. Gross profit for the three months ended May 26, 2002 totaled $369.5 million compared with $452.5 million for the same period in 2001. Gross profit as a percentage of net sales, or gross margin, for the three months ended May 26, 2002 decreased to 40.0%, as compared to 43.3% for the same period in 2001. Gross profit for the six months ended May 26, 2002 totaled $768.1 million compared to $892.4 million in the first half of 2001. Gross margin decreased for the six months ended May 26, 2002 to 41.3%, as compared to 43.7% for the same period in 2001.

     Gross margin for both periods of 2002 was adversely affected by expenses of $30.1 million associated with plant closures in the U.S. and Scotland, primarily for workers' compensation and pension enhancements in the U.S. Excluding these restructuring related expenses, gross margin for the second quarter of 2002 would have been flat compared to the same period in 2001. In addition, gross margin for the six-month period of 2002 would have been slightly lower compared to the same period in 2001. The effect of introducing retailer promotions and incentives on gross margin was largely offset by lower sourcing and fabric costs. Over the next 12 - 18 months, we expect to incur an additional $20 - $25 million in restructuring related expenses such as maintenance costs prior to sale or other disposition of the closed plants.

     Our largest supplier, Cone Mills Corporation, supplies various fabrics to us and is the sole supplier of the denim used worldwide for our 501(R) jeans. On May 13, 2002, we amended the exclusivity and requirements features of our supply agreement with Cone Mills. The amendment provides that, after March 30, 2003, we may purchase these denims from other suppliers and Cone Mills may sell these denims to other customers. The amendment also allows us to purchase these denims for our European business from non-U.S. sources prior to March 30, 2003 if the European Union implements material tariffs against U.S. produced denim. The amendment does not change any other provisions of the supply agreement.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended May 26, 2002 decreased 5.2% to $318.8 million as compared to $336.1 million for the same period in 2001. Marketing, general and administrative expenses as a percentage of sales for the three months ended May 26, 2002 increased to 34.5% as compared to 32.2% for the same period in 2001. Marketing, general and administrative expenses for the six months ended May 26, 2002 decreased 6.7% to $617.7 million as compared to $662.2 million for the same period in 2001. Marketing, general and administrative expenses as a percentage of sales for the six months ended May 26, 2002 increased to 33.2% as compared to 32.5% for the same period in 2001.

      The dollar decrease in marketing, general and administrative expenses for the three and six months ended May 26, 2002 was primarily due to lower advertising expenses, our continuing cost containment efforts and the effect of currency exchange rates. In addition, the second quarter of 2001 includes a $12.5 million reversal to an employee long-term incentive plan accrual as a result of forfeitures. The increase as a percentage of sales for the three and six months ended May 26, 2002 reflects the lower net sales base compared to the same periods in 2001.

     Advertising expense for the three months ended May 26, 2002 decreased 20.7% to $69.6 million, as compared to $87.8 million for the same period in 2001. Advertising expense as a percentage of sales for the three months ended May 26, 2002 decreased to 7.5%, as compared to 8.4% for the same period in 2001.
Advertising expense for the six months ended May 26, 2002 decreased 19.0% to $135.7 million, as compared to $167.4 million for the same period in 2001. Advertising expense as a percentage of sales for the six months ended May 26, 2002 decreased to 7.3%, as compared to 8.2% for the same period in 2001. The decrease in advertising expense reflects lower media costs and our strategic decision to shift some of our U.S. advertising spending into sales incentive programs with retailers.

     Other operating income. Licensing income for the three months ended May 26, 2002 of $8.5 million increased 15.6%, as compared to $7.4 million for the same period in 2001. Licensing income for the six months ended May 26, 2002 of $14.6 million was relatively flat compared to $14.5 million for the same period in 2001. The increase for the second quarter of 2002 was primarily due to expansion of licensed accessory categories.

     Restructuring charges, net of reversals. In the second quarter of 2002, we recorded charges of $150.2 million associated with plant closures in the U.S. and Scotland. These charges were offset by a $9.1 million reversal of prior years' restructuring charges primarily due to updated estimates. We present below and in the consolidated financial statements more data about these charges.

     Operating income (loss). Operating loss for the three months ended May 26, 2002 was $81.8 million compared to operating income of $123.7 million for the same period in 2001. Operating income for the six months ended May 26, 2002 was $23.9 million compared to $244.7 million from the same period in 2001. The operating loss and decrease in operating income compared to the prior year periods was primarily attributable to the net restructuring charge of $141.1 million and related expenses of $30.1 million recorded in the second quarter of 2002 and the impact of lower sales. This was partially offset by lower marketing, general and administrative expenses.

     Interest expense. Interest expense for the three months ended May 26, 2002 decreased 21.1% to $42.5 million, as compared to $53.9 million for the same period in 2001. Interest expense for the six months ended May 26, 2002 decreased 26.5% to $90.5 million, as compared to $123.1 million for the same period in 2001. The lower interest expense for both the three and six months ended May 26, 2002 was primarily due to lower average debt levels combined with lower market interest rates. In addition, interest expense for the six months of 2001 included the write-off of fees totaling $10.8 million related to our prior credit agreement dated January 31, 2000. We replaced that credit agreement with a new credit facility on February 1, 2001. The weighted average cost of borrowings for the three months ended May 26, 2002 and May 27, 2001 were 8.33% and 9.04%, respectively. The weighted average cost of borrowings for the six months ended May 26, 2002 and May 27, 2001 were 8.82% and 9.64%, respectively, excluding the write-off of fees.

     Other (income) expense, net. Other (income) expense, net for the three months ended May 26, 2002 was an expense of $19.6 million compared to an expense of $0.9 million for the same period in 2001. Other (income) expense, net for the six months ended May 26, 2002 was an expense of $8.1 million compared to an expense of $5.8 million for the same period in 2001. The increases in expense for the three and six months ended May 26, 2002 were primarily due to unrealized net losses from derivative instruments used for foreign currency management activities that do not qualify for hedge accounting.

     Income tax expense (benefit). Income tax benefit for the three months ended May 26, 2002 was $63.0 million compared to an income tax expense of $25.5 million for the same period in 2001. Income tax benefit for the six months ended May 26, 2002 was $37.4 million compared to an income tax expense of $42.9 million for the same period in 2001. The income tax benefit for both periods of 2002 was due to a loss reported in the second quarter of 2002 as a result of the net restructuring charges of $141.1 million and related expenses of $30.1 million. Our effective tax rate for the six-month period of 2002 is 50% compared to 37% for the same period in 2001. The increase in our annual effective tax rate is primarily due to projected lower earnings for 2002 resulting from the restructuring charges and related expenses. The higher tax rate for 2002 reflects the computational effect of expenses not deductible for tax purposes on the lower earnings base expected for the full year of 2002.

     We reached a tentative settlement with the Internal Revenue Service during 2002 in connection with the examination of our income tax returns for the years 1990 - 1994. We are in the process of evaluating the realizability of our deferred tax assets and the likelihood of unfavorable outcomes resulting from examinations of subsequent years by the Internal Revenue Service and other tax authorities. We expect to complete our evaluation process by November 2002 and our deferred tax assets and effective tax rate may change at that time.

     Net income (loss). Net loss for the three months ended May 26, 2002 was $80.9 million compared to net income of $43.4 million for the same period in 2001. Net loss for the six months ended May 26, 2002 was $37.4 million compared to net income of $73.0 million for the same period in 2001. The net loss for the three and six months ended May 26, 2002 was primarily attributed to the net restructuring charges and related expenses, and lower sales, partially offset by lower marketing, general and administrative expenses, lower interest expense and an income tax benefit.

RESTRUCTURING CHARGES, NET OF REVERSALS

     During the second quarter of 2002 we announced our decision to close two manufacturing plants in Scotland and six manufacturing plants in the U.S. The U.S. closures reflect our continuing shift from a manufacturing to a marketing and product-driven organization. We closed the plants in Scotland in order to reduce average production costs in Europe.

     We believe these actions will improve our competitiveness and enable us to invest more resources in product, marketing and retail initiatives. These actions increase the variable nature of our cost structure. We believe these actions will help us maintain strong gross margins in a highly-competitive and price deflationary environment.

     For the plant closures in Scotland, we recorded an initial charge in the second quarter of 2002 of $20.5 million that included a non-cash asset write-off of $3.1 million. The charge reflects an estimated displacement of 650 employees. The two manufacturing plants were closed by the end of the second quarter of 2002. We expect to utilize the majority of the Scotland plant closures reserve balance by the end of 2002.

     For the U.S. plant closures, we recorded an initial charge in the second quarter of 2002 of $129.7 million that included a non-cash asset write-off of $22.7 million. The charge reflects an estimated displacement of 3,300 employees at the affected plants and approximately 250 employees at our remaining U.S. finishing facility. We plan to close the six manufacturing plants in three phases: two plants were closed by the end of June 2002, two plants are scheduled to close by the end of July 2002 and the final two plants are scheduled to close by the end of September 2002. We expect to utilize the majority of the U.S. plant closures reserve balance by the end of 2003.

     From 1997 to 2001 we closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. We expect to utilize the majority of the 1997 - 2001 reserve balances by the end of 2002.

     The total balance of the reserves at May 26, 2002 was $135.1 million compared to $45.2 million at November 25, 2001. The following table summarizes the balances associated with the plant closures and restructuring initiatives:

                                                                            Balance as of    Balance as of
                                                                               May 26,        November 25,
                                                                                2002              2001
                                                                                ----              ----
                                                                               (Dollars in Thousands)
    2002 Scotland Plant Closures.........................................     $  4,649         $    --
    2002 U.S. Plant Closures.............................................      106,214              --
    2001 Corporate Restructuring Initiatives.............................       11,567          19,989
    2001 Japan Restructuring Initiative..................................          308           2,006
    1999 Europe Restructuring and Plant Closures.........................        1,691           2,449
    1999 North America Plant Closures....................................        9,115          18,659
    1999 Corporate Restructuring Initiatives.............................           --             113
    1998 Corporate Restructuring Initiatives.............................        1,428           1,508
    1998 North America Plant Closures....................................           24             223
    1998 Europe Restructuring and Plant Closures.........................           69             225
    1997 North America Plant Closures....................................           --              48
                                                                              --------         -------
         Total...........................................................     $135,065         $45,220
                                                                              ========         =======

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements have been to fund working capital and capital expenditures. As of May 26, 2002, total cash and cash equivalents were $115.6 million, a $12.8 million increase from the $102.8 million cash balance reported as of November 25, 2001.

     Total debt, other cash obligations and commitments. Total debt as of May 26, 2002 was $1,861.8 million, a $96.6 million decrease from the $1,958.4 million reported as of November 25, 2001. We have no off-balance sheet debt obligations or unconditional purchase commitments. Our aggregate short-term and long-term debt principal payments as of May 26, 2002 and minimum operating lease payments for facilities, office space and equipment as of November 25, 2001 for the next five years and thereafter are as follows:

                                                                                             Minimum
                                                                             Principal   Operating Lease
                                                                             Payments        Payments
                                                                             --------        --------
                                                                              (Dollars in Thousands)
            Year
            ----
            2002..........................................................  $   68,907       $ 61,974
            2003..........................................................     524,024         57,310
            2004..........................................................     118,521         54,803
            2005..........................................................      56,202         50,472
            2006..........................................................     447,939         48,249
            Thereafter....................................................     646,204        209,502
                                                                            ----------       --------
                 Total....................................................  $1,861,797       $482,310
                                                                            ==========       ========

     We have other current cash obligations for various liabilities categorized on the balance sheet as accounts payable, accrued liabilities, accrued salaries, wages and employee benefits and accrued taxes for our normal business operations. During 2002, we reclassified approximately $148.5 million from long-term tax liability into accrued taxes due to a tentative settlement on most issues with the Internal Revenue Service in connection with the examination of our income tax returns for the years 1990 - 1994. We anticipate paying the Internal Revenue Service after the examination is completed during the second quarter of 2003. In addition, we increased restructuring reserves due to the announced plant closures in the second quarter of 2002 and reclassified from long-term employee benefits to accrued salaries, wages and employee benefits expected payments in 2003 under our long-term incentive compensation plan.

     As of May 26, 2002, our credit facility consisted of $153.0 million of term loans and a $617.6 million revolving credit facility. There were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $139.0 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $478.6 million. We believe this is sufficient for our cash needs.

     Our credit facility matures in August 2003 and the unsecured 6.80% notes become due in November 2003. We are exploring alternatives for repayment or refinancing of those obligations.

     At May 26, 2002, we had unsecured and uncommitted short-term credit lines available totaling $14.9 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

     At May 26, 2002 and November 25, 2001, we had $119.5 million and $131.7 million, respectively, of standby letters of credit with various international banks, of which $48.5 million and $52.5 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers' compensation claims. We pay fees on standby letters of credit and borrowings against letters of credit are subject to interest at various rates.

     We do not have any long-term raw materials supply contracts except for our supply agreement with Cone Mills Corporation relating to the denim used in 501(R) jeans. The supply agreement does not obligate us to purchase any minimum amount of goods. We typically conduct business with our garment manufacturing and finishing contractors on an order-by-order basis.

      Plant closures.  During  the  second  quarter  of  2002  we  announced our decision to close two manufacturing plants in Scotland and six manufacturing plants in the U.S. We recorded a total initial charge in the second quarter of 2002 of $150.2 million that included a non-cash asset write-off of $25.7 million. We expect to make cash payments of approximately $65.0 million for the restructuring charges and related expenses during the latter half of 2002. We expect to utilize the majority of the U.S. plant closures reserve balance by the end of 2003. We expect to utilize the majority of the balances for the Scotland plant closures reserve and the 1997 - 2001 reserves by the end of 2002. Once the 2002 closures are complete, we believe we will generate approximately $100 million in annual pre-tax savings. We intend to use these expected savings to reinvest in the business, primarily for product, marketing and retail initiatives. In addition, we believe the variable nature of our cost structure will help us maintain strong gross margins and cash flow, facilitating future debt reduction over the long-term.

      Cash provided by/used for operations. Cash provided by operating activities for the six months ended May 26, 2002 was $113.6 million, as compared to a use of cash of $152.7 million for the same period in 2001. Trade receivables decreased during the six months ended May 26, 2002 primarily due to lower net sales. Inventories increased during the six months ended May 26, 2002 primarily due to new product introductions for the fall/holiday season. Net deferred tax assets increased during the six months ended May 26, 2002 primarily due to the restructuring charges and related expenses. Accounts payable and accrued liabilities decreased during the six months ended May 26, 2002 primarily due to lower raw material purchases and lower advertising costs than at November 25, 2001.

      Restructuring reserves increased during the six months ended May 26, 2002 due to the restructuring charges associated with the U.S. and Scotland plant closures. Accrued salaries, wages and employee benefits increased and long-term employee benefits decreased during the six months ended May 26, 2002 primarily due to expected payments in 2003 under our long-term incentive compensation plan. Accrued taxes increased and long-term tax liability decreased during the six months ended May 26, 2002 due to a reclassification of approximately $148.5 million for a tentative settlement with the Internal Revenue Service in connection with the examination of our income tax returns for the years 1990 - 1994. We anticipate paying the Internal Revenue Service after the examination is completed during the second quarter of 2003.

      Cash used for investing activities. Cash used for investing activities during the six months ended May 26, 2002 was $6.2 million as compared to $0.7 million during the same period in 2001. Cash used for investing activities for the six months ended May 26, 2002 resulted primarily from purchases of property, plant and equipment, partially offset by proceeds received on sales of property, plant and equipment and realized gains on net investment hedges. The purchases of property, plant and equipment were primarily attributable to sales office capital improvements and systems upgrades. The proceeds received on the sale of property, plant and equipment arose mainly from the sale during the first quarter of 2002 of an idle distribution center located in Nevada. We expect capital spending of approximately $50.0 to $70.0 million for fiscal year 2002, primarily for systems upgrades.

      Cash used for/provided by financing activities. Cash used for financing activities for the six months ended May 26, 2002 was $94.9 million, as compared to cash provided by financing activities of $110.5 million for the same period in 2001. Cash used for financing activities during the six months ended May 26, 2002 was primarily for repayment of existing debt.


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

      Amendment of domestic receivables securitization agreements. Under our domestic receivables securitization arrangement, we are required to maintain the level of net eligible U.S. trade receivables at a certain targeted amount. If the targeted amount of net eligible U.S. trade receivables is not met, the trustee under the arrangement retains cash collections in an amount covering the deficiency. Under the agreements, the retention of cash by the trustee has the effect of reducing the deficiency. Amounts retained in this manner are not available to us until released by the trustee. The trustee receives daily reports comparing the net eligible receivables with the targeted amount and, if appropriate, releases retained cash accordingly. The amount of cash held by the trustee to cover any deficiency would be shown as "Restricted cash" on the balance sheet.

      On April 25, 2002 we obtained an amendment to the domestic receivables securitization agreements. Before the amendment, the manner in which sales incentives were treated in the calculation of net eligible U.S. trade receivables decreased net eligible receivables as well as substantially increased the targeted amount. As a result, at the end of the first quarter of 2002, the trustee held cash, resulting in restricted cash of $43.0 million. The amendment revises the way sales incentives are treated in calculating the amount of net eligible receivables. This permits us greater flexibility in offering sales incentives without affecting the securitization calculations and reduces the likelihood and amount of cash being retained. As of May 26, 2002, there was no deficiency and as a result, no restricted cash on the balance sheet.

      Credit ratings. On July 2, 2002, Moody's Investors Service ("Moody's") issued a press release regarding its decision to place both our senior secured credit facility and our senior unsecured notes on review for a possible downgrade. According to the press release, Moody's based this decision on its concerns relating to our declining sales, our level of cash generation, our ability to reduce debt, including the upcoming 2003 debt maturities, and our ability to pay costs associated with the 2002 plant closures. This action by Moody's does not trigger any obligations or other provisions under our financing agreements or our other contractual relationships.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about:
     o  sales performance and trends;
     o  new product introductions;
     o  incentive and promotional activities;
     o  retailer margins;
     o  marketing and advertising initiatives;
     o  retail conditions;
     o  wholesale price reductions;
     o  debt repayment and liquidity;
     o  gross margins;
     o amendments to the U.S. receivables securitization arrangement and its impact on our liquidity and sales incentives;
     o  capital expenditures;
     o  income tax audit settlements;
     o  restructuring charges and related expenses;
     o plant closures and their impact on our competitiveness, costs and resources;
     o  workforce reductions;
     o  asset sales;
     o  general economic and retail conditions; and
     o  other matters.
We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and
similar  expressions  are  intended  to  identify  forward-looking   statements,
although not all forward-looking statements contain these words.

      These forward-looking statements are subject to risks and uncertainties including, without limitation:
      o risks related to the impact of consumer and customer reactions to new products and retailers;
      o  order completion by retailers;
      o  the  effectiveness  of  our  promotion  and  incentive  programs   with
         retailers;
      o  changing domestic and international retail environments;
      o  plant closure execution and consequences;
      o  changes in the level of consumer spending or preferences in apparel;
      o  dependence on key distribution channels, customers and suppliers;
      o  the impact of competitive products;
      o  changing fashion trends;
      o  our supply chain executional performance;
      o the nature and amount of sales incentives, the amount of dilutive items, the net eligible receivables balance and the credit quality of our domestic receivables in any one period;
      o  ongoing price and other competitive pressures in the apparel industry;
      o  trade restrictions;
      o political or financial instability in countries where our products are manufactured; and
      o other risks detailed in our annual report on Form 10-K for the year ended November 25, 2001, registration statements and other filings with the Securities and Exchange Commission.
Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     We are exposed to market risk primarily related to foreign exchange, interest rates and, indirectly through fabric prices, the price of cotton. We actively manage foreign currency and interest rate risks with the objective of reducing fluctuations in actual and anticipated cash flows by entering into a variety of derivative instruments including spot, forwards, options and swaps. We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, we believe these counterparties are creditworthy financial institutions and do not anticipate nonperformance. We currently do not manage our exposure to the price of cotton with derivative instruments.

     The table below gives an overview of the fair values of derivative instruments reported as an asset or liability. These contracts expire at various dates through August 2003.

                                 --------------------------------------- ------------------ -------------------
                                                                            At May 26,         At November 25,
                                                                               2002                 2001
                                 --------------------------------------- ------------------ -------------------
                                                                              Fair value          Fair value
                                 Risk Exposures                           asset (liability)  asset (liability)
                                 --------------------------------------- ------------------ -------------------
                                 (Dollars in Thousands)
                                 --------------------------------------- ------------------ -------------------
                                 Foreign Exchange Management:
                                     Sourcing                                $(19,662)             $10,976

                                     Net Investment                            (9,004)               6,068

                                     Royalties                                     71                  729

                                     Cash Management                            3,104                1,521

                                     Euro Notes Offering                          986               (1,169)
                                                                             --------              -------
                                         Total                               $(24,505)             $18,125
                                                                             ========              =======
                                 --------------------------------------- ------------------ -------------------

                                  Interest Rate Management                   $     --              $(2,266)
                                                                             ========              =======
                                 --------------------------------------- ------------------ -------------------

FOREIGN EXCHANGE RISK

     Foreign exchange market risk exposures are primarily related to cash management activities, raw material and finished goods purchases (sourcing), net investment positions and royalty flows from affiliates.

     We use forward contracts to manage our foreign currency sourcing and net investment exposures and to maximize the U.S. dollar over the long term. A weakening U.S. dollar against major currencies positively affects the underlying foreign currency exposure, while having an opposite effect on the forward contracts used to manage these exposures. As a result, we reported a fair value liability on our derivative instruments of $24.5 million as of May 26, 2002.

     At May 26, 2002, we had U.S. dollar forward currency contracts to buy $1.2 billion and to sell $510.4 million against various foreign currencies. We also had euro forward currency contracts to buy 234.5 million euro against various foreign currencies and to sell 14.5 million euro against various foreign currencies. In addition, we had U.S. dollar option contracts to buy $212.9 million and to sell $111.9 million against various foreign currencies. We also had euro option currency contracts to sell 30.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003.

     We enter into option contracts to manage our exposure to numerous foreign currencies. Option transactions included in the amounts above are principally for the exchange of the euro and U.S. dollar. At May 26, 2002, we had bought U.S. dollar options resulting in a net short position against the euro of $47.6 million should the options be exercised. To finance the premiums related to the options bought, we sold options resulting in a net long position against the euro of $148.6 million should the options be exercised.

Interest Rate Risk

     We have an interest rate risk management policy designed to manage the interest rate risk on our borrowings by entering into a variety of interest rate derivatives. We currently have no derivative instruments managing interest rate risk outstanding as of May 26, 2002.

     For more information about market risk, see Notes 5, 6 and 7 to the Consolidated Financial Statements.

PART II - OTHER INFORMATION
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

        (A)  EXHIBITS:
             10.1 Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Filed herewith.

             10.2 Amendment to Employee Investment Plan signed May 17, 2002. Filed herewith.


        (B)  REPORTS ON FORM 8-K:

         Current Report on Form 8-K on March 19, 2002 filed pursuant to Item 5 of the report and containing a copy of the Company's press release titled "Levi Strauss & Co. Announces First-Quarter 2002 Financial Results."

         Current Report on Form 8-K on April 25, 2002 filed pursuant to Item 5 of the report relating to the U.S. and Scotland plant closures and containing a copy of the Company's press release dated April 8, 2002 titled "Levi Strauss & Co. Names Six U.S. Plants to Close."

         Current Report on Form 8-K on May 6, 2002 filed pursuant to Item 4 of the report relating to a change in certifying accountant and containing a copy of a letter from the previous independent accountants to the Securities and Exchange Commission. In addition, the report was filed pursuant to Item 5 of the report and described, and included a copy of, an amendment to the Company's domestic receivables securitization agreements.

         Current Report on Form 8-K on June 20, 2002 filed pursuant to Item 5 of the report and containing a copy of the Company's press release titled "Levi Strauss & Co. Announces Second-Quarter 2002 Financial Results."

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 3, 2002             Levi Strauss & Co.
                               ------------------
                               (Registrant)


                          By:  /s/ William B. Chiasson
                               -----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer

                                                                    EXHIBIT 10.1





                      SECOND AMENDMENT TO SUPPLY AGREEMENT
                      ------------------------------------


              THIS IS A SECOND AMENDMENT TO SUPPLY AGREEMENT dated as of May 13, 2002 (the "Second Amendment"), between CONE MILLS CORPORATION, a North Carolina corporation ("Cone"), and LEVI STRAUSS & CO., a Delaware corporation ("LS&CO.").


                               B A C K G R O U N D
                               -------------------


              Cone and LS&CO. are parties to a Supply Agreement, dated as of March 30, 1992, as amended by a First Amendment to Supply Agreement dated as of April 15, 1992 (as amended, the "1992 Agreement"). In view of the increasing globalization of fabric and apparel product manufacturing, potential changes in duty and tariff policies and other developments in their respective businesses, they wish to amend the 1992 Agreement to modify the requirements and exclusivity features of the 1992 Agreement. This Second Amendment is intended to be and is an "instrument in writing signed by both parties" as contemplated by Section 9 of the 1992 Agreement.


CONE AND LS&CO. AGREE AS FOLLOWS:


1.       Amendment to Section 1
         ----------------------

                  1.1 Amendment to  Section 1.6. Section 1.6 of the Agreement is
                      -------------------------
amended by replacing "XXX Denim" with "01 Denim." As a result of this amendment to a defined term, all uses in the Agreement of "XXX Denim" are now changed to "01 Denim."


2.       Amendments to Section 2
         -----------------------

                  2.1 Amendment to Heading.  The  heading of  Section  2 of  the
                      --------------------
Agreement  is  amended  by  replacing  "Requirements  Agreement"  with "01 Denim
Supply".

                  2.2 Amendment to Section 2.1.  Section 2.1 of the Agreement is
                      ------------------------
amended in its entirety as follows:

                  (a) Cone agrees to manufacture and sell to LS&CO. all 01 Denim
                      LS&CO. may order from Cone.

                  (b) From  the  date  of  this Second Amendment until March 30,
                      2003, Cone shall sell 01 Denim only to LS&CO. After March 30, 2003, Cone may sell 01 Denim to customers other than LS&CO.

                  (c) From  the  date  of  this Second Amendment until March 30,
                      2003, LS&CO. shall purchase from Cone all 01 Denim that LS&CO. may require in its worldwide businesses. After March 30, 2003, LS&CO. may purchase and accept deliveries of 01 Denim from suppliers other than Cone, and use such denim in 501(R)jeans and other products for sale in any or all of its worldwide businesses. In addition, if at any time prior to March 30, 2003 material additional tariffs, duties, imposts or other charges are imposed on the import of 01 Denim from the United States to locations where denim is imported for use in producing 501(R) jeans to be sold in LS&CO.'s European, Middle East and Africa region, LS&CO. may purchase and accept deliveries of 01 Denim from suppliers other than Cone, and use such denim in 501(R)jeans and other products for sale in that region.

                  (d) Notwithstanding   Sections  2.1(a)  and  2.1(c),  and  for
                      clarity, LS&CO. may at any time engage in identifying alternative suppliers in all regions of 01 Denim or other denims for 501(R) jeans ("Alternative Suppliers"), developing with and evaluating fabrics from those Alternative Suppliers, purchasing and accepting deliveries of fabric from Alternative Suppliers for pre-production and production testing, constructing prototype and other jeans of such fabric during such evaluation and testing processes and ultimately distributing those test products through whatever means LS&CO. may choose. In addition, LS&CO. may at any time pre-book capacity and place orders with Alternative Suppliers; the limitations on alternative sourcing described in Sections 2.1(a) and 2.1(c) limit only acceptance of deliveries from Alternative Suppliers for commercial production purposes.

                  (e) Affiliates and  licensees  of  LS&CO., including,  without limitation, Levi Strauss & Co. Europe S.A., buy 01 Denim from Cone. In addition, Cone may create subsidiaries or enter into joint ventures, alliances or other arrangements through which entities other than Cone Mills Corporation produce and/or sell 01 Denim. For example, Cone and LS&CO. are concurrently with this Second Amendment concluding arrangements relating to production of 01 Denim by a party in Europe with whom Cone intends to enter into a joint venture. For clarity, it is understood that, for purposes of this Section 2, "LS&CO." means LS&CO. and its affiliates, and "Cone" means Cone and any subsidiaries or other third parties who produce and sell 01 Denim under agreement with Cone.


3.       Representations and Warranties
         ------------------------------

                  3.1 By LS&CO.  LS&CO.  represents  and  warrants to Cone that:
                      ---------
                      (i) LS&CO. has full corporate power and authority to enter into and perform its obligations under this Second Amendment and the Agreement; (ii) each of this Second Amendment and the Agreement as amended by this Second Amendment has been duly executed and delivered by LS&CO. and constitutes the legal, valid and binding obligation of LS&CO., enforceable against it in accordance with its terms; and (iii) LS&CO. is not a party to, subject to or bound by any agreement, contract, lease, mortgage, indenture or other document of any kind (including any credit, note purchase, stock purchase, receivables purchase, receivables servicing or other financing agreement) or any law, judgment, order, writ, prohibition, injunction or decree of any court or other governmental body that would prevent, or that would be breached or violated by, or require the consent of any third party to, the execution and delivery of this Second Amendment or the consummation of the transactions contemplated by the Agreement as amended by this Second Amendment.

                  3.2 By Cone. Cone  represents and warrants to LS&CO. that: (i)
                      -------
Cone has full corporate power and authority to enter into and perform its obligations under this Second Amendment and the Agreement; (ii) each of this Second Amendment and the Agreement as amended by this Second Amendment has been duly executed and delivered by Cone and constitutes the legal, valid and binding obligation of Cone enforceable against it in accordance with its terms; and
(iii) Cone is not a party to, subject to or bound by any agreement, contract, lease, mortgage, indenture or other document of any kind (including any credit, note purchase, stock purchase, receivables purchase, receivables servicing or other financing agreement) or any law, judgment, order, writ, prohibition, injunction or decree of any court or other governmental body that would prevent, or that would be breached or violated by, or require the consent of any third party to, the execution and delivery of this Second Amendment or the consummation of the transactions contemplated by the Agreement as amended by this Second Amendment. Cone acknowledges that nothing in this Agreement commits LS&CO. to order or buy from Cone any 01 Denim or any other product, in any quantity or at any time, in the future, or to continue to produce and market products containing 01 Denim.


4.       No Other Modifications
         ----------------------

                  Except as expressly described in this Second Amendment, Cone and LS&CO. do not intend to and are not modifying any other provisions of the Agreement, and the Agreement, as amended by this Second Amendment, remains in full force and effect.

                                     * * * *

                  IN WITNESS WHEREOF, the parties have caused this Second Amendment to be executed by their duly authorized officers as of the date and year first above written.


                                  CONE MILLS CORPORATION

                                  By: ------------------------------------------
                                      Gary L. Smith
                                      Executive Vice President
                                      and Chief Financial Officer


                                  LEVI STRAUSS & CO.

                                  By: ------------------------------------------
                                      William B. Chiasson
                                      Senior Vice President
                                      and Chief Financial Officer

                                                                    EXHIBIT 10.2

                                 FIRST AMENDMENT

                           EMPLOYEE INVESTMENT PLAN OF
                               LEVI STRAUSS & CO.
                               ------------------


         WHEREAS, LEVI STRAUSS & CO. (the "Company") maintains the Employee Investment Plan of Levi Strauss & Co. (the "EIP"); and

         WHEREAS, pursuant to Section 18.1 of the EIP, the Board of Directors of the Company is authorized to amend the EIP at any time and for any reason; and

         WHEREAS, the Company desires to amend the EIP, effective as of the dates specified herein, to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA"), including clarifications and technical corrections under EGTRRA made pursuant to the Job Creation and Worker Assistance Act of 2002; and

         WHEREAS, the Company desires to amend the EIP, effective as of November 26, 2001, by waiving the active employment as of the last working day of the Plan Year requirement (for purposes of eligibility to receive any Company match) with respect to any employee who is laid-off by the Company;

         WHEREAS, the Company desires to amend the EIP, effective as of February 1, 2000, to conform the loan repayment requirements with the record-keeper's automated loan system;

         WHEREAS, by resolutions duly adopted on June 22, 2000, the Board of Directors of the Company authorized Philip A. Marineau, President and Chief Executive Officer, to take certain actions with respect to the EIP and to further delegate to certain officers of the Company the authority to take certain actions with respect to the EIP; and

         WHEREAS, on June 22, 2000, Philip A. Marineau delegated to any Senior Vice President, Human Resources, including Fred D. Paulenich, Senior Vice President of Worldwide Human Resources, the authority to take certain actions with respect to the EIP and such delegation has not been amended, rescinded or superseded as of the date hereof; and

         WHEREAS, the amendment herein is within the delegated authority of Fred
D. Paulenich; and

         NOW THEREFORE, effective as of the dates specified herein, the EIP is hereby amended as follows:

1.              Effective  as of November  26,  2001,  paragraph  (b) of Section
         5.1 of the EIP is hereby  amended in its  entirety to read as follows:

                           "(b) Employment  at  End  of   Accumulation   Period.
                                -----------------------------------------------
         Effective for Plan Years beginning on or after November 26, 2001 (including any pay period ending during such Plan Years), no Matching Contribution will be allocated on behalf of a Member during the applicable Accumulation Period unless he or she is an Employee as of the last working day of such Accumulation Period with respect to which his or her Member Contributions are eligible for a Matching Contribution; provided that such requirement of being an Employee as of the last working day of an Accumulation Period shall not apply in the event a Member retires or is laid off by the Company, as determined by the Administrative Committee, before such date or to the extent that the Board of Directors waives such requirement in accordance with the exceptions prescribed under section 1.401(a)(4)-2(b)(4)(iii) of the Code."

2. Effective as of February 1, 2000, paragraph (d) of Section 10.2 of the EIP is hereby amended by replacing the "; or" appearing at the end of subparagraph (ii) with a period ("."), and by deleting all text appearing thereafter.

3. Effective for distributions from the EIP on or after January 1, 2002, paragraph (d) of Section 11.4 of the EIP is hereby amended by adding the following language to the end of the first paragraph therein (i.e., after the word "apply."):

         "In the case of a direct transfer of a Member's Post-Tax Account: (1) subparagraphs (v) and (vi) shall not apply, and (2) an eligible retirement plan described in subparagraphs (i) and (iv) must agree to separately account for amounts so transferred, including separately accounting for the portion of such distribution which is includible in gross income and the portion of such distribution which is not so includible."

4. Effective for Plan Years beginning on or after January 1, 2002, paragraph (h) of Section 19.1 of the EIP is hereby amended by replacing the all references to the phrase "separation from Service", which appear therein, with the phrase "severance from employment".

                                      * * *

         IN WITNESS WHEREOF, the undersigned has caused this Amendment to be executed this 17 day of May, 2002.

                         LEVI STRAUSS & CO.


                         By:  _________________________________________
                              Fred D. Paulenich
                              Senior Vice President of Worldwide Human Resources