Form 10-Q/A
period 2002-02-24
LEVI STRAUSS & CO
filed 2002-09-19
CIK 94845

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A

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

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q/A
FEBRUARY 24, 2002



EXPLANATORY NOTE

Levi Strauss & Co. is amending its Quarterly Report on Form 10-Q for the quarter ended February 24, 2002. The amendment relates to the technical application of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," as it related to an intercompany transaction. We identified $1.8 million ($1.1 million after-tax) of foreign currency translation gains for the quarter that were inadvertently reflected in "Other (income) expense, net" in the Consolidated Statement of Operations. These amounts should have been reflected under "Other comprehensive income" on the Consolidated Balance Sheet.
Note 10 contains a summary of the effects of this amendment to the Consolidated Balance Sheet as of February 24, 2002 and the Consolidated Statement of Operations for the three months ended February 24, 2002. The amendment has no effect on operating income or net cash provided by operating activities.


                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of February 24, 2002 (as amended)
           and November 25, 2001.................................................................  3

          Consolidated Statements of Operations for the Three Months Ended
           February 24, 2002 (as amended) and February 25, 2001..................................  4

          Consolidated Statements of Cash Flows for the Three Months Ended
           February 24, 2002 (as amended) and February 25, 2001..................................  5

          Notes to the Consolidated Financial Statements.........................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................. .............................................. 18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................. 24

Item 4.   Controls and Procedures................................................................ 24



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................... 25

SIGNATURE........................................................................................ 26

CERTIFICATIONS................................................................................... 27

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                                 LEVI STRAUSS & CO. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands)

                                                                                         February 24,    November 25,
                                                                                             2002            2001
                                                                                             ----            ----
                                                                                        (As Amended)
                               ASSETS                                                    (Unaudited)
Current Assets:
      Cash and cash equivalents......................................................     $ 112,365       $ 102,831
      Restricted cash ...............................................................        42,954              --
      Trade receivables, net of allowance for doubtful accounts of $27,627 in 2002
         and $26,666 in 2001.........................................................       573,908         621,224
      Inventories:
          Raw materials..............................................................        96,751          97,261
          Work-in-process............................................................        67,339          50,499
          Finished goods.............................................................       439,636         462,417
                                                                                         ----------      ----------
             Total inventories.......................................................       603,726         610,177
      Deferred tax assets............................................................       185,594         189,958
      Other current assets...........................................................       107,038         110,252
                                                                                         ----------      ----------
                  Total current assets...............................................     1,625,585       1,634,442
Property, plant and equipment, net of accumulated depreciation of $527,219 in
   2002 and $527,647 in 2001.........................................................       495,108         514,711
Goodwill and other intangibles, net of accumulated amortization of $178,246 in
   2002 and $175,603 in 2001.........................................................       251,488         254,233
Non-current deferred tax assets......................................................       463,734         484,260
Other assets.........................................................................       102,743          95,840
                                                                                         ----------      ----------
                  Total Assets.......................................................    $2,938,658      $2,983,486
                                                                                         ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................     $ 106,577       $ 162,944
      Accounts payable...............................................................       179,999         234,199
      Restructuring reserves.........................................................        36,789          45,220
      Accrued liabilities............................................................       278,885         301,620
      Accrued salaries, wages and employee benefits..................................       203,066         212,728
      Accrued taxes..................................................................        88,214          26,475
                                                                                         ----------      ----------
                  Total current liabilities..........................................       893,530         983,186
Long-term debt, less current maturities..............................................     1,853,971       1,795,489
Postretirement medical benefits......................................................       545,943         544,476
Long-term employee related benefits..................................................       397,742         384,751
Long-term tax liability..............................................................       109,325         174,978
Other long-term liabilities..........................................................        15,718          16,402
Minority interest....................................................................        19,875          20,147
                                                                                         ----------      ----------
                  Total liabilities..................................................     3,836,104       3,919,429
                                                                                         ----------      ----------
Stockholders' Deficit:
         Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238
            shares issued and outstanding............................................           373             373
      Additional paid-in capital.....................................................        88,808          88,808
      Accumulated deficit............................................................      (978,388)     (1,020,860)
      Accumulated other comprehensive loss...........................................        (8,239)         (4,264)
                                                                                         ----------      ----------
                  Total stockholders' deficit........................................      (897,446)       (935,943)
                                                                                         ----------      ----------
                  Total Liabilities and Stockholders' Deficit........................    $2,938,658      $2,983,486
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

                            LEVI STRAUSS & CO. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in Thousands, Except Per Share Data)
                                        (Unaudited)


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                             February 24,   February 25,
                                                                                 2002           2001
                                                                                 ----           ----
                                                                             (As Amended)
          Net sales.......................................................    $  935,285     $  996,382
          Cost of goods sold..............................................       536,701        556,449
                                                                              ----------     ----------
             Gross profit.................................................       398,584        439,933
          Marketing, general and administrative expenses..................       298,935        326,095
          Other operating (income)........................................        (6,113)        (7,174)
                                                                              ----------     ----------
             Operating income.............................................       105,762        121,012
          Interest expense................................................        48,023         69,205
          Other (income) expense, net.....................................        (9,677)         4,868
                                                                              ----------     ----------
             Income before taxes..........................................        67,416         46,939
          Provision for taxes.............................................        24,944         17,367
                                                                              ----------     ----------
             Net income...................................................    $   42,472     $   29,572
                                                                              ==========     ==========

          Earnings per share--basic and diluted...........................    $     1.14     $     0.79
                                                                              ==========     ==========

          Weighted-average common shares outstanding......................    37,278,238     37,278,238
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

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                     February 24,      February 25,
                                                                                        2002              2001
                                                                                        ----              ----
                                                                                     (As Amended)
Cash Flows from Operating Activities:
Net income...................................................................         $  42,472      $   29,572
Adjustments to reconcile net cash provided by (used for) operating activities:
        Depreciation and amortization........................................            18,228           20,841
        (Gain) loss on dispositions of property, plant and equipment.........               204             (140)
        Unrealized foreign exchange gains....................................           (15,412)         (20,978)
        Decrease in trade receivables........................................            42,530           99,397
        Decrease (increase) in inventories...................................             2,075          (84,596)
        Decrease in other current assets.....................................             8,006           53,449
        Decrease (increase) in other long-term assets........................               520          (22,086)
        Decrease in net deferred tax assets..................................            21,770            4,527
        Decrease in accounts payable and accrued liabilities.................           (70,247)        (103,216)
        Decrease in restructuring reserves...................................            (8,431)         (10,223)
        Decrease in accrued salaries, wages and employee benefits............            (8,754)         (76,904)
        Increase (decrease) in accrued taxes.................................            61,473          (56,638)
        Increase in long-term employee benefits..............................             5,653           23,419
        (Decrease) increase in other long-term liabilities...................           (65,276)           8,260
        Other, net...........................................................               830            3,391
                                                                                      ---------       ----------
           Net cash provided by (used for) operating activities..............            35,641         (131,925)
                                                                                      ---------       ----------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment...........................           (6,649)           (4,874)
        Proceeds from sale of property, plant and equipment..................            6,486               763
        Gains (losses) on net investment hedges..............................            2,496               (78)
                                                                                      --------        ----------
           Net cash provided by (used for) investing activities..............            2,333            (4,189)
                                                                                      --------        ----------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt.............................          155,500         1,235,214
        Repayments of long-term debt.........................................         (140,987)       (1,132,967)
        Net increase (decrease) in short-term borrowings.....................            1,284            (3,164)
        (Increase) in restricted cash........................................          (42,954)               --
                                                                                      --------        ----------
           Net cash (used for) provided by financing activities..............          (27,157)           99,083
                                                                                      --------        ----------
Effect of exchange rate changes on cash......................................           (1,283)            2,196
                                                                                      --------        ----------
           Net increase (decrease) in cash and cash equivalents..............            9,534           (34,835)
Beginning cash and cash equivalents..........................................          102,831           117,058
                                                                                      --------        ----------
Ending Cash and Cash Equivalents.............................................         $112,365        $   82,223
                                                                                      ========        ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
        Interest.............................................................         $ 41,053        $   41,442
        Income taxes.........................................................            8,030            60,951
        Restructuring initiatives............................................            8,431            10,223

   The accompanying notes are an integral part of these financial statements.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The unaudited condensed consolidated financial statements of Levi Strauss & Co. and subsidiaries ("LS&CO." or "Company") are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 25, 2001 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission (the "SEC") on February 7, 2002.

     The condensed consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 24, 2002 may not be indicative of the results to be expected for the year ending November 24, 2002.

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


                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                        Three Months Ended
                                                                        ------------------
                                                                    February 24,    February 25,
                                                                       2002             2001
                                                                       ----             ----
                                                                    (As Amended)
                                                                        (Dollars in Thousands)
   Net income...................................................        $42,472      $29,572
                                                                        -------      -------
   Other comprehensive income (loss):
        Transition adjustments:
            Unrealized losses on cash flow hedges...............              -         (522)
                                                                        -------      -------
            Net cash flow hedges................................              -         (522)
            Net investment hedges...............................              -           76
                                                                        -------      -------
                Total transition adjustments....................              -         (446)
                                                                        -------      -------
       Foreign currency translation adjustments:
           Net investment hedges................................          5,035       (7,118)
           Foreign currency translations........................         (8,438)      18,178
                                                                        -------      -------
                Total foreign currency translation adjustments..         (3,403)      11,060
                                                                        -------      -------
        Unrealized gains on cash flow hedges....................              -        1,928
         Reclassification of cash flow hedges to other
           income/expense.......................................           (572)        (153)
                                                                        -------      -------
            Net cash flow hedges................................           (572)       1,775
                                                                        -------      -------
                Total other comprehensive income (loss).........         (3,975)      12,389
                                                                        -------      -------
    Total comprehensive income..................................        $38,497      $41,961
                                                                        =======      =======

The following is a summary of the components of accumulated other comprehensive income (loss) balances:


                                                                    February 24,    November 25,
                                                                       2002             2001
                                                                       ----             ----
                                                                    (As Amended)
                                                                        (Dollars in Thousands)
        Cumulated transition adjustments:
          Beginning balance of cash flow hedges..................     $      -      $      -
            Unrealized losses on cash flow hedges................            -          (522)
            Reclassification of cash flow hedges to other
              income/expense.....................................            -           522
                                                                      --------      --------
         Ending balance of cash flow hedges......................            -             -
         Net investment hedges...................................            -            76
                                                                      --------      --------
              Total cumulated transition adjustments.............            -            76
                                                                      --------      --------
        Cumulated translation adjustments:
          Net investment hedges..................................       54,929        49,818
          Foreign currency translations..........................      (63,168)      (54,730)
                                                                      --------      --------
              Total cumulated translation adjustments............       (8,239)       (4,912)
                                                                      --------      --------
        Beginning balance of cash flow hedges....................          572             -
            Unrealized gains on cash flow hedges.................            -         3,052
            Reclassification of cash flow hedges to other
              income/expense.....................................         (572)       (2,480)
                                                                      --------      --------
        Ending balance of cash flow hedges.......................            -           572
                                                                      --------      --------
      Accumulated other comprehensive loss.......................     $ (8,239)     $ (4,264)
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
                                       15

                               LEVI STRAUSS & CO.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 8: BUSINESS SEGMENT INFORMATION

                                                                                  Asia      All
                                                          Americas    Europe    Pacific    Other    Consolidated
                                                          --------    ------    -------    -----    ------------
                                                                                                    (As Amended)
                                                                          (Dollars in Thousands)
THREE MONTHS ENDED FEBRUARY 24, 2002:
   Net sales.......................................       $601,341   $260,625   $73,319   $    --    $935,285
   Earnings contribution...........................         79,987     60,024    14,075        --     154,086
   Interest expense................................             --         --        --    48,023      48,023
   Corporate and other expense, net................             --         --        --    38,647      38,647
   Income before income taxes......................             --         --        --        --      67,416

                                                                                  Asia      All
                                                          Americas    Europe    Pacific    Other    Consolidated
                                                          --------    ------    -------    -----    ------------
THREE MONTHS ENDED FEBRUARY 25, 2001:
   Net sales.......................................       $662,205   $257,273   $76,904   $    --    $996,382
   Earnings contribution...........................        106,043     57,235    12,380        --     175,658
   Interest expense................................             --         --        --    69,205      69,205
   Corporate and other expense, net................             --         --        --    59,514      59,514
   Income before income taxes......................             --         --        --        --      46,939




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

NOTE 10: AMENDMENT

      The Company is amending its Quarterly Report on Form 10-Q for the quarter ended February 24, 2002. The amendment relates to the technical application of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," as it related to an intercompany transaction. We identified $1.8 million ($1.1 million after-tax) of foreign currency translation gains for the quarter that were inadvertently reflected in "Other (income) expense, net" in the Consolidated Statement of Operations. These amounts should have been reflected under "Other comprehensive income" on the Consolidated Balance Sheet. The result of this amendment primarily changes the Consolidated Statement of Operations and the Consolidated Balance Sheet as indicated below. The amendment has no effect on operating income or net cash provided by operating activities.

Dollars in Thousands, Except Per Share Data                            As Previously
                                                                          Reported           As Amended
Consolidated Statement of Operations:                                Three Months Ended February 24, 2002
                                                                     ------------------------------------
  Other (income) expense, net...................................        $ (11,465)           $  (9,677)

  Provision for taxes...........................................           25,606               24,944

  Net income....................................................           43,598               42,472

  Earnings per share-basic and diluted..........................             1.17                 1.14


Consolidated Balance Sheet:                                              Balance at February 24, 2002
                                                                         ----------------------------

  Accrued taxes.................................................        $  88,876            $  88,214

  Accumulated deficit...........................................         (977,262)            (978,388)

  Accumulated other comprehensive loss..........................          (10,027)              (8,239)

  Total stockholders' deficit...................................         (898,108)            (897,446)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

                                                                         Three Months Ended
                                                                         ------------------
                                                                      February 24,  February 25,
                                                                         2002          2001
                                                                         ----          ----
                                                                      (As Amended)
 MARGIN DATA:
 Net sales......................................................         100.0%        100.0%
 Cost of goods sold.............................................          57.4          55.8
                                                                         -----         -----
 Gross profit...................................................          42.6          44.2
 Marketing, general and administrative expenses.................          32.0          32.7
 Other operating (income).......................................          (0.7)         (0.7)
                                                                         -----         -----
 Operating income...............................................          11.3          12.1
 Interest expense...............................................           5.1           6.9
 Other (income) expense, net....................................          (1.0)          0.5
                                                                         -----         -----
 Income before taxes............................................           7.2           4.7
 Income tax expense.............................................           2.7           1.7
                                                                         -----         -----
 Net income.....................................................           4.5%          3.0%
                                                                         =====         =====



 NET SALES SEGMENT DATA:
 Geographic
          Americas..............................................          64.3%         66.5%
          Europe................................................          27.9          25.8
          Asia Pacific..........................................           7.8           7.7


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

     Other income/expense, net. Other income, net for the three months ended February 24, 2002 was $9.7 million, as compared to other expense, net of $4.9 million for the same period in 2001. The income for the three months ended February 24, 2002 was primarily attributable to net gains from foreign currency and interest rate management activities.

     Income tax expense. Income tax expense for the three months ended February 24, 2002 increased 43.6% to $24.9 million as compared to $17.4 million for the same period in 2001. The increase in income taxes was due to higher income before taxes. Our effective tax rate was 37% for both years and differs from the statutory federal income tax rate of 35% primarily due to the effect of state income taxes.

     Net income. Net income for the three months ended February 24, 2002 increased 43.6% to $42.5 million from $29.6 million for the same period in 2001. The increase was primarily due to lower marketing, general and administrative expenses, net gains from our foreign currency and interest rate management activities and lower interest expense, partially offset by lower sales and higher income tax expense.

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

                                       21

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


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q/A includes forward-looking statements about retail conditions; sales performance and trends; turnaround strategies; debt repayment and liquidity; gross margins; product innovation and new product development in our brands; expense levels including overhead and advertising expense; consequences of amendments to the U.S. receivables securitization arrangements; capital expenditures; income tax audit settlements; plant closures and union negotiations; general economic, political and retail conditions; trade relationships between the U.S. and the European Union; retail relationships and developments including sell-through; presentation of product at retail and marketing collaborations; marketing and advertising initiatives; and other matters. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "project," "plans" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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


ITEM 4.   CONTROLS AND PROCEDURES

     Not applicable.

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



Date: September 19, 2002       Levi Strauss & Co.
                               ------------------
                               (Registrant)


                           By: /s/ William B. Chiasson
                               -----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, Philip A. Marineau, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Levi Strauss & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

Date:  September 19, 2002




                               /s/ Philip A. Marineau
                               ----------------------
                               President
                               and Chief Executive Officer



I, William B. Chiasson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Levi Strauss & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

Date:  September 19, 2002




                               /s/ William B. Chiasson
                               -----------------------
                               Senior Vice President
                               and Chief Financial Officer