Form 10-Q/A
period 2002-05-26
LEVI STRAUSS & CO
filed 2002-09-19
CIK 94845

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

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q/A
MAY 26, 2002

EXPLANATORY NOTE

Levi Strauss & Co. is amending its Quarterly Report on Form 10-Q for the quarter ended May 26, 2002. The amendment relates to the technical application of
Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," as it related to an intercompany transaction. We identified $10.1 million ($5.3 million after-tax) and $8.3 million ($4.1 million after-tax) of foreign currency translation losses for the three- and six-month periods, respectively, that were inadvertently reflected in "Other (income) expense, net" in the Consolidated Statement of Operations. These amounts should have been reflected under "Other comprehensive income" on the Consolidated Balance Sheet.
Note 9 contains a summary of the effects of this amendment to the Consolidated Balance Sheet as of May 26, 2002 and the Consolidated Statement of Operations for the three and six months ended May 26, 2002. The amendment has no effect on operating income (loss) or net cash provided by operating activities.




                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of May 26, 2002 (as amended) and
            November 25, 2001............................................................................  3

           Consolidated Statements of Operations for the Three and Six Months Ended
            May 26, 2002 (as amended) and May 27, 2001...................................................  4

           Consolidated Statements of Cash Flows for the Six Months Ended
            May 26, 2002 (as amended) and May 27, 2001...................................................  5

           Notes to the Consolidated Financial Statements................................................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................................... 20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................... 30

Item 4.    Controls and Procedures....................................................................... 31

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................. 32

SIGNATURE................................................................................................ 33

CERTIFICATIONS........................................................................................... 34

                                       2

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                            May 26,      November 25,
                                                                                             2002            2001
                                                                                             ----            ----
                                                                                        (As Amended)
                                       ASSETS                                            (Unaudited)
Current Assets:
      Cash and cash equivalents......................................................    $  115,603      $  102,831
      Trade receivables, net of allowance for doubtful accounts of $25,565 in 2002
         and $26,666 in 2001.........................................................       473,006         621,224
      Inventories:
          Raw materials..............................................................        98,344          97,261
          Work-in-process............................................................        80,194          50,499
          Finished goods.............................................................       494,998         462,417
                                                                                         ----------      ----------
             Total inventories.......................................................       673,536         610,177
      Deferred tax assets............................................................       187,069         189,958
      Other current assets...........................................................        94,721         110,252
                                                                                         ----------      ----------
                  Total current assets...............................................     1,543,935       1,634,442
Property, plant and equipment, net of accumulated depreciation of $484,769 in
   2002 and $527,647 in 2001.........................................................       469,559         514,711
Goodwill and other intangibles, net of accumulated amortization of $180,927 in
   2002 and $175,603 in 2001.........................................................       248,842         254,233
Non-current deferred tax assets......................................................       546,345         484,260
Other assets.........................................................................        88,004          95,840
                                                                                         ----------      ----------
                  Total Assets.......................................................    $2,896,685      $2,983,486
                                                                                         ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................    $  178,588      $  162,944
      Accounts payable...............................................................       188,050         234,199
      Restructuring reserves.........................................................       135,065          45,220
      Accrued liabilities............................................................       297,082         301,620
      Accrued salaries, wages and employee benefits..................................       273,666         212,728
      Accrued taxes..................................................................       150,651          26,475
                                                                                         ----------      ----------
                  Total current liabilities..........................................     1,223,102         983,186
Long-term debt, less current maturities..............................................     1,683,209       1,795,489
Postretirement medical benefits......................................................       540,749         544,476
Long-term employee related benefits..................................................       364,296         384,751
Long-term tax liability..............................................................        23,467         174,978
Other long-term liabilities..........................................................        18,769          16,402
Minority interest....................................................................        19,862          20,147
                                                                                         ----------      ----------
                  Total liabilities..................................................     3,873,454       3,919,429
                                                                                         ----------      ----------
Stockholders' Deficit:
      Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238
         shares issued and outstanding...............................................           373             373
      Additional paid-in capital.....................................................        88,808          88,808
      Accumulated deficit............................................................    (1,054,070)     (1,020,860)
      Accumulated other comprehensive income (loss)..................................       (11,880)         (4,264)
                                                                                         ----------      ----------
                  Total stockholders' deficit........................................      (976,769)       (935,943)
                                                                                         ----------      ----------
                  Total Liabilities and Stockholders' Deficit........................    $2,896,685      $2,983,486
                                                                                         ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                       3

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                     Three Months Ended               Six Months Ended
                                                                     ------------------               ----------------
                                                                   May 26,         May 27,          May 26,        May 27,
                                                                    2002            2001             2002           2001
                                                                    ----            ----             ----           ----
                                                                (As Amended)                     (As Amended)
Net sales..................................................     $  923,518       $1,043,937      $1,858,802     $2,040,320
Cost of goods sold.........................................        553,974          591,442       1,090,674      1,147,891
                                                                ----------       ----------      ----------     ----------
   Gross profit............................................        369,544          452,495         768,128        892,429
Marketing, general and administrative expenses.............        318,804          336,128         617,739        662,224
Other operating (income)...................................         (8,511)          (7,365)        (14,624)       (14,539)
Restructuring charges, net of reversals....................        141,078               -          141,078              -
                                                                ----------       ----------      ----------     ----------
   Operating income (loss).................................        (81,827)         123,732          23,935        244,744
Interest expense...........................................         42,510           53,898          90,533        123,103
Other (income) expense, net................................          9,499              899            (178)         5,767
                                                                ----------       ----------      ----------     ----------
   Income (loss) before taxes..............................       (133,836)          68,935         (66,420)       115,874
Income tax expense (benefit)...............................        (58,154)          25,507         (33,210)        42,874
                                                                ----------       ----------      ----------     ----------
   Net income (loss).......................................     $  (75,682)      $   43,428      $  (33,210)    $   73,000
                                                                ==========       ==========      ==========     ==========

Earnings (loss) per share--basic and diluted...............     $    (2.03)      $     1.16      $    (0.89)    $     1.96
                                                                ==========       ==========      ==========     ==========

Weighted-average common shares outstanding.................     37,278,238       37,278,238      37,278,238     37,278,238
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

                                       4

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                           ----------------
                                                                                       May 26,           May 27,
                                                                                        2002              2001
                                                                                        ----              ----
                                                                                    (As Amended)
Cash Flows from Operating Activities:
Net income (loss).............................................................        $ (33,210)       $  73,000
Adjustments to reconcile net cash provided by (used for) operating activities:
        Depreciation and amortization.........................................           36,238           42,255
        Asset write-offs associated with 2002 restructuring charge............           25,708                -
        Gain on dispositions of property, plant and equipment.................             (771)          (1,012)
        Unrealized foreign exchange (gains) losses............................           14,161          (18,250)
        Decrease in trade receivables.........................................          151,729           99,252
        Increase in inventories...............................................          (58,141)        (129,637)
        (Increase) decrease in other current assets...........................           (8,721)          19,216
        Decrease (increase) in other long-term assets.........................            6,201          (20,604)
        (Increase) decrease in net deferred tax assets........................          (59,846)           1,546
        Decrease in accounts payable and accrued liabilities..................          (65,754)        (134,943)
        Increase (decrease) in restructuring reserves.........................           89,846          (14,780)
        Increase (decrease) in accrued salaries, wages and employee benefits..           60,060          (79,184)
        Increase (decrease) in accrued taxes..................................          125,838          (32,188)
        (Decrease) increase in long-term employee benefits....................          (22,202)          31,922
        (Decrease) increase in long-term tax and other liabilities............         (148,762)           8,259
        Other, net............................................................            1,186            2,418
                                                                                      ---------       ----------
           Net cash provided by (used for) operating activities...............          113,560         (152,730)
                                                                                      ---------       ----------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment............................         (18,804)           (8,547)
        Proceeds from sale of property, plant and equipment...................           7,802             2,688
        Realized gains on net investment hedges...............................           4,786             5,169
                                                                                      --------        ----------
           Net cash (used for) investing activities...........................          (6,216)             (690)
                                                                                      --------        ----------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt..............................         356,999         1,505,772
        Repayments of long-term debt..........................................        (456,465)       (1,393,747)
        Net increase (decrease) in short-term borrowings......................           4,598            (1,555)
                                                                                      --------        ----------
           Net cash (used for) provided by financing activities...............         (94,868)          110,470
                                                                                      --------        ----------
Effect of exchange rate changes on cash.......................................             296             5,871
                                                                                      --------        ----------
           Net increase (decrease) in cash and cash equivalents...............          12,772           (37,079)
Beginning cash and cash equivalents...........................................         102,831           117,058
                                                                                      --------        ----------
Ending Cash and Cash Equivalents..............................................        $115,603        $   79,979
                                                                                      ========        ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
        Interest..............................................................        $ 81,485        $   87,797
        Income taxes..........................................................          42,733            66,023
        Restructuring initiatives.............................................          25,525            14,780

   The accompanying notes are an integral part of these financial statements.

                                       5

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The unaudited condensed consolidated financial statements of Levi Strauss & Co. and subsidiaries ("LS&CO." or "Company") are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 25, 2001 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission (the "SEC") on February 7, 2002.

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

     Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in "Other (income) expense" in the consolidated statement of operations. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge the Company's net investment position in its subsidiaries. For these instruments, the Company documents the hedge designation, by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit. The carrying values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                        Three Months Ended          Six Months Ended
                                                                        ------------------          ----------------
                                                                       May 26,       May 27,       May 26,       May 27,
                                                                        2002          2001          2002          2001
                                                                        ----          ----          ----          ----
                                                                    (As Amended)                (As Amended)
                                                                               (Dollars in Thousands)
Net income (loss).............................................        $(75,682)     $43,428       $(33,210)      $73,000
                                                                      --------      -------       --------       -------
Other comprehensive income (loss):
 Transition adjustments:
   Unrealized losses on cash flow hedges......................               -            -              -          (522)
   Reclassification of cash flow hedges to other
     (income) expense.........................................               -          261              -           261
                                                                      --------      -------       --------       -------
   Net cash flow hedges.......................................               -          261              -          (261)
   Net investment hedges......................................               -            -              -            76
                                                                      --------      -------       --------       -------
      Total transition adjustments............................               -          261              -          (185)
                                                                      --------      -------       --------       -------
 Foreign currency translation adjustments:
   Net investment hedges......................................          (6,919)       9,440         (1,884)        2,322
   Foreign currency translations..............................           3,278      (10,797)        (5,160)        7,381
                                                                      --------      -------       --------       -------
      Total foreign currency translation adjustments..........          (3,641)      (1,357)        (7,044)        9,703
                                                                      --------      -------       --------       -------
 Unrealized gains on cash flow hedges.........................               -        1,599              -         3,527
 Reclassification of cash flow hedges to other
   (income) expense...........................................               -         (852)          (572)       (1,005)
                                                                      --------      -------       --------       -------
    Net cash flow hedges......................................               -          747           (572)        2,522
                                                                      --------      -------       --------       -------
      Total other comprehensive income (loss).................          (3,641)        (349)        (7,616)       12,040
                                                                      --------      -------       --------       -------
 Total comprehensive income (loss)............................        $(79,323)     $43,079       $(40,826)      $85,040
                                                                      ========      =======       ========       =======


     The following is a summary of the components of Accumulated other comprehensive income (loss) balances, net of related income taxes:

                                                                                      May 26,     November 25,
                                                                                       2002          2001
                                                                                       ----          ----
                                                                                   (As Amended)
                                                                                       (Dollars in Thousands)
        Cumulative transition adjustments:
          Beginning balance of cash flow hedges..........................            $      -       $     -
            Unrealized losses on cash flow hedges........................                   -          (522)
            Reclassification of cash flow hedges to other
              (income) expense...........................................                   -           522
                                                                                     --------       -------
        Ending balance of cash flow hedges...............................                   -             -
        Net investment hedges............................................                   -            76
                                                                                     --------       -------
                Total cumulative transition adjustments..................                   -            76
                                                                                     --------       -------
        Cumulative translation adjustments:
          Net investment hedges..........................................              48,010        49,818
          Foreign currency translations..................................             (59,890)      (54,730)
                                                                                     --------       -------
                Total cumulative translation adjustments.................             (11,880)       (4,912)
                                                                                     --------       -------
        Beginning balance of cash flow hedges............................                 572             -
          Unrealized gains on cash flow hedges...........................                   -         3,052
          Reclassification of cash flow hedges to other
            (income) expense.............................................                (572)       (2,480)
                                                                                     --------       -------
        Ending balance of cash flow hedges...............................                   -           572
                                                                                     --------       -------
      Accumulated other comprehensive income (loss)......................            $(11,880)      $(4,264)
                                                                                     ========       =======
                                       8

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

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 8: BUSINESS SEGMENT INFORMATION

                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
                                                                                                  (As Amended)
                                                                        (Dollars in Thousands)
THREE MONTHS ENDED MAY 26, 2002:
   Net sales.......................................     $596,697   $241,373   $85,448   $     --  $  923,518
   Earnings contribution...........................       84,215     45,304    15,189         --     144,708
   Interest expense................................           --         --        --     42,510      42,510
   Corporate and other expense, net................           --         --        --    236,034     236,034
      Income (loss) before income taxes............           --         --        --         --    (133,836)

                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
THREE MONTHS ENDED MAY 27, 2001:
   Net sales.......................................     $682,073   $276,737   $85,127   $     --  $1,043,937
   Earnings contribution...........................       90,167     57,141    12,671         --     159,979
   Interest expense................................           --         --        --     53,898      53,898
   Corporate and other expense, net................           --         --        --     37,146      37,146
      Income before income taxes...................           --         --        --         --      68,935




                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
                                                                                                  (As Amended)
                                                                        (Dollars in Thousands)

SIX MONTHS ENDED MAY 26, 2002:
   Net sales.......................................   $1,198,037   $501,998  $158,767   $     --  $1,858,802
   Earnings contribution...........................      164,202    105,328    29,264         --     298,794
   Interest expense................................           --         --        --     90,533      90,533
   Corporate and other expense, net................           --         --        --    274,681     274,681
      Income (loss) before income taxes............           --         --        --         --     (66,420)

                                                                                Asia      All
                                                        Americas    Europe    Pacific    Other    Consolidated
                                                        --------    ------    -------    -----    ------------
SIX MONTHS ENDED MAY 27, 2001:
   Net sales.......................................   $1,344,279   $534,010  $162,031   $     --  $2,040,320
   Earnings contribution...........................      196,210    114,376    25,051         --     335,637
   Interest expense................................           --         --        --    123,103     123,103
   Corporate and other expense, net................           --         --        --     96,660      96,660
      Income before income taxes...................           --         --        --         --     115,874

NOTE 9: AMENDMENT

      The Company is amending its Quarterly Report on Form 10-Q for the quarter ended May 26, 2002. The amendment relates to the technical application of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," as it related to an intercompany transaction. We identified $10.1 million ($5.3 million after-tax) and $8.3 million ($4.1 million after-tax) of foreign currency translation losses for the three- and six-month periods, respectively, that were inadvertently reflected in "Other (income) expense, net" in the Consolidated Statement of Operations. These amounts should have been reflected under "Other comprehensive income" on the Consolidated Balance Sheet. The result of this amendment primarily changes the Consolidated Statement of Operations and the Consolidated Balance Sheet as indicated below. The amendment has no effect on operating income (loss) or net cash provided by operating activities.

Dollars in Thousands, Except Per Share Data                   As Previously        As Amended     As Previously     As Amended
                                                                 Reported                            Reported
Consolidated Statement of Operations:                         Three Months Ended May 26, 2002     Six Months Ended May 26, 2002
                                                              -------------------------------     -----------------------------
  Other (income) expense, net............................     $   19,569           $   9,499        $  8,104         $   (178)

  Income tax expense (benefit)...........................        (62,957)            (58,154)        (37,351)         (33,210)

  Net income (loss)......................................        (80,949)            (75,682)        (37,351)         (33,210)

  Earnings (loss) per share-basic and diluted............          (2.17)              (2.03)          (1.00)           (0.89)


Consolidated Balance Sheet:                                        Balance at May 26, 2002
                                                                   -----------------------

  Accrued taxes..........................................     $  146,510          $  150,651

  Accumulated deficit....................................     (1,058,210)         (1,054,070)

  Accumulated other comprehensive income (loss)..........         (3,599)            (11,880)

  Total stockholders' deficit............................       (972,628)           (976,769)

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

     Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in "Other (income) expense" in the consolidated statement of operations. As a result, our net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge our net investment position in our subsidiaries. For these instruments, we document the hedge designation, by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit. The carrying values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

                                                                      Three Months Ended         Six Months Ended
                                                                      ------------------         ----------------
                                                                      May 26,     May 27,        May 26,   May 27,
                                                                       2002        2001           2002      2001
                                                                       ----        ----           ----      ----
                                                                   (As Amended)               (As Amended)
MARGIN DATA:
Net sales......................................................        100.0%      100.0%        100.0%     100.0%
Cost of goods sold.............................................         60.0        56.7          58.7       56.3
                                                                       -----       -----         -----      -----
Gross profit...................................................         40.0        43.3          41.3       43.7
Marketing, general and administrative expenses.................         34.5        32.2          33.2       32.5
Other operating (income).......................................         (0.9)       (0.7)         (0.8)      (0.7)
Restructuring charges, net of reversals........................         15.3          --           7.6         --
                                                                       -----       -----         -----      -----
Operating income (loss)........................................         (8.9)       11.9           1.3       12.0
Interest expense...............................................          4.6         5.2           4.9        6.0
Other (income) expense, net....................................          1.0         0.1           0.0        0.3
                                                                       -----       -----         -----      -----
Income (loss) before taxes.....................................        (14.5)        6.6          (3.6)       5.7
Income tax expense (benefit)...................................         (6.3)        2.4          (1.8)       2.1
                                                                       -----       -----         -----      -----
Net income (loss)..............................................         (8.2)%       4.2%         (1.8)%      3.6%
                                                                       =====       =====         =====      =====

                                                                      Three Months Ended         Six Months Ended
                                                                      ------------------         ----------------
                                                                      May 26,     May 27,        May 26,   May 27,
                                                                       2002        2001           2002      2001
                                                                       ----        ----           ----      ----
NET SALES SEGMENT DATA:
Geographic
         Americas..............................................         64.6%       65.3%         64.5%      65.9%
         Europe................................................         26.1        26.5          27.0       26.2
         Asia Pacific..........................................          9.3         8.2           8.5        7.9


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

     Other (income) expense, net. Other (income) expense, net for the three months ended May 26, 2002 was an expense of $9.5 million compared to an expense of $0.9 million for the same period in 2001. Other (income) expense, net for the six months ended May 26, 2002 was income of $0.2 million compared to an expense of $5.8 million for the same period in 2001. The increase in expense for the three months ended May 26, 2002 was primarily due to unrealized net losses from derivative instruments used for foreign currency management activities that do not qualify for hedge accounting. Other income, net for the six months ended May 26, 2002 compared to other expense, net for the same period in 2001 was primarily due to net gains on sales of fixed assets largely offset by lower unrealized net losses from derivative instruments used for foreign currency management activities that do not qualify for hedge accounting.

     Income tax expense (benefit). Income tax benefit for the three months ended May 26, 2002 was $58.2 million compared to an income tax expense of $25.5 million for the same period in 2001. Income tax benefit for the six months ended May 26, 2002 was $33.2 million compared to an income tax expense of $42.9 million for the same period in 2001. The income tax benefit for both periods of 2002 was due to a loss reported in the second quarter of 2002 as a result of the net restructuring charges of $141.1 million and related expenses of $30.1 million. Our effective tax rate for the six-month period of 2002 is 50% compared to 37% for the same period in 2001. The increase in our annual effective tax rate is primarily due to projected lower earnings for 2002 resulting from the restructuring charges and related expenses. The higher tax rate for 2002 reflects the computational effect of expenses not deductible for tax purposes on the lower earnings base expected for the full year of 2002.

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

     Net income (loss). Net loss for the three months ended May 26, 2002 was $75.7 million compared to net income of $43.4 million for the same period in 2001. Net loss for the six months ended May 26, 2002 was $33.2 million compared to net income of $73.0 million for the same period in 2001. The net loss for the three and six months ended May 26, 2002 was primarily attributed to the net restructuring charges and related expenses, and lower sales, partially offset by lower marketing, general and administrative expenses, lower interest expense and an income tax benefit.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q/A includes forward-looking statements about:
     o  sales performance and trends;
     o  new product introductions;
     o  incentive and promotional activities;
     o  retailer margins;
     o  marketing and advertising initiatives;
     o  retail conditions;
     o  wholesale price reductions;
     o  debt repayment and liquidity;
     o  gross margins;
     o amendments to the U.S. receivables securitization arrangement and its impact on our liquidity and sales incentives;
     o  capital expenditures;
     o  income tax audit settlements;
     o  restructuring charges and related expenses;
     o plant closures and their impact on our competitiveness, costs and resources;
     o  workforce reductions;
     o  asset sales;
     o  general economic and retail conditions; and
     o  other matters.
We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and
similar  expressions  are  intended  to  identify  forward-looking   statements,
although not all forward-looking statements contain these words.

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