Form 10-Q
period 2002-08-25
LEVI STRAUSS & CO
filed 2002-10-08
CIK 94845

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2002

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

Common Stock $.01 par value --- 37,278,238 shares outstanding on October 1, 2002

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
AUGUST 25, 2002

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of August 25, 2002 and November 25, 2001................        3

           Consolidated Statements of Operations for the Three and Nine Months Ended
            August 25, 2002 and August 26, 2001...................................................        4

           Consolidated Statements of Cash Flows for the Nine Months Ended
            August 25, 2002 and August 26, 2001...................................................        5

           Notes to the Consolidated Financial Statements.........................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................       20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................       32

Item 4.    Controls and Procedures................................................................       33


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................       34

SIGNATURE.........................................................................................       35

CERTIFICATIONS....................................................................................       36

                                       2

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                       August 25,     November 25,
                                                                                          2002            2001
                                                                                          ----            ----
                               ASSETS                                                 (Unaudited)
Current Assets:
      Cash and cash equivalents......................................................  $   62,258      $ 102,831
      Trade receivables, net of allowance for doubtful accounts of $25,077 in 2002
         and $26,666 in 2001.........................................................     593,546        621,224
      Inventories:
          Raw materials..............................................................      95,131         97,261
          Work-in-process............................................................     106,490         50,499
          Finished goods.............................................................     526,409        462,417
                                                                                       ----------     ----------
             Total inventories.......................................................     728,030        610,177
      Deferred tax assets............................................................     181,836        189,958
      Other current assets...........................................................     112,204        110,252
                                                                                       ----------     ----------
                  Total current assets...............................................   1,677,874      1,634,442
Property, plant and equipment, net of accumulated depreciation of $477,753 in
   2002 and $527,647 in 2001.........................................................     472,213        514,711
Goodwill and other intangibles, net of accumulated amortization of $183,601 in
   2002 and $175,603 in 2001.........................................................     246,156        254,233
Non-current deferred tax assets......................................................     538,591        484,260
Other assets.........................................................................      85,297         95,840
                                                                                       ----------     ----------
                  Total Assets.......................................................  $3,020,131     $2,983,486
                                                                                       ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................  $  165,134     $  162,944
      Accounts payable...............................................................     178,546        234,199
      Restructuring reserves.........................................................      98,087         45,220
      Accrued liabilities............................................................     305,841        301,620
      Accrued salaries, wages and employee benefits..................................     300,383        212,728
      Accrued taxes..................................................................     137,713         26,475
                                                                                       ----------     ----------
                  Total current liabilities..........................................   1,185,704        983,186
Long-term debt, less current maturities..............................................   1,795,995      1,795,489
Postretirement medical benefits......................................................     542,072        544,476
Long-term employee related benefits..................................................     381,345        384,751
Long-term tax liability..............................................................      23,467        174,978
Other long-term liabilities..........................................................      24,953         16,402
Minority interest....................................................................      21,309         20,147
                                                                                       ----------     ----------
                  Total liabilities..................................................   3,974,845      3,919,429
                                                                                       ----------     ----------
Stockholders' Deficit:
      Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238
        shares issued and outstanding................................................         373            373
      Additional paid-in capital.....................................................      88,808         88,808
      Accumulated deficit............................................................  (1,040,360)    (1,020,860)
      Accumulated other comprehensive income (loss)..................................      (3,535)        (4,264)
                                                                                       ----------     ----------
                  Total stockholders' deficit........................................    (954,714)      (935,943)
                                                                                       ----------     ----------
                  Total Liabilities and Stockholders' Deficit........................  $3,020,131     $2,983,486
                                                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                       3



                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                  Three Months Ended                Nine Months Ended
                                                                  ------------------                -----------------
                                                                August 25,      August 26,       August 25,       August 26,
                                                                   2002            2001             2002            2001
                                                                   ----            ----             ----            ----
Net sales..................................................   $1,017,744       $ 983,508       $2,876,546       $3,023,828
Cost of goods sold.........................................      603,249         584,279        1,693,923        1,732,170
                                                              ----------      ----------       ----------       ----------
   Gross profit............................................      414,495         399,229        1,182,623        1,291,658
Marketing, general and administrative expenses.............      340,390         314,482          958,129          976,706
Other operating (income)...................................       (6,015)         (8,377)         (20,640)         (22,916)
Restructuring charges, net of reversals....................      (16,565)              -          124,513                -
                                                              ----------      ----------       ----------       ----------
   Operating income........................................       96,685          93,124          120,621          337,868
Interest expense...........................................       48,476          55,429          139,009          178,532
Other (income) expense, net................................       20,791          13,850           20,613           19,617
                                                              ----------      ----------       ----------       ----------
   Income (loss) before taxes..............................       27,418          23,845          (39,001)         139,719
Income tax expense (benefit)...............................       13,709           8,822          (19,500)          51,696
                                                              ----------      ----------       ----------       ----------
   Net income (loss).......................................   $   13,709      $   15,023       $  (19,501)      $   88,023
                                                              ==========      ==========       ==========       ==========
Earnings (loss) per share--basic and diluted................  $     0.37      $     0.40       $    (0.52)      $     2.36
                                                              ==========      ==========       ==========       ==========
Weighted-average common shares outstanding.................   37,278,238      37,278,238       37,278,238       37,278,238
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

                                       4



                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                       August 25,       August 26,
                                                                                         2002              2001
                                                                                         ----              ----
Cash Flows from Operating Activities:
Net income (loss).............................................................        $ (19,501)       $  88,023
Adjustments to reconcile net cash provided by (used for) operating activities:
        Depreciation and amortization.........................................           54,267           60,810
        Asset write-offs associated with 2002 restructuring charge............           25,708                -
        (Gain) loss on dispositions of property, plant and equipment..........           (1,171)           1,167
        Unrealized foreign exchange (gains) losses............................           14,859           (5,143)
        Decrease in trade receivables.........................................           62,863           84,532
        Increase in inventories...............................................          (86,914)        (135,120)
        Decrease in other current assets......................................               18           31,151
        Decrease (increase) in other long-term assets.........................           10,494          (35,189)
        (Increase) decrease in net deferred tax assets........................          (42,679)          18,310
        Decrease in accounts payable and accrued liabilities..................         (112,120)        (100,729)
        Increase (decrease) in restructuring reserves.........................           52,868          (18,184)
        Increase (decrease) in accrued salaries, wages and employee benefits..           83,693          (78,315)
        Increase (decrease) in accrued taxes..................................          113,992          (54,418)
        (Decrease) increase in long-term employee benefits....................           (4,563)          38,070
        (Decrease) increase in long-term tax and other liabilities............         (141,930)           8,251
        Other, net............................................................            6,870            3,440
                                                                                      ---------       ----------
           Net cash provided by (used for) operating activities...............           16,754          (93,344)
                                                                                      ---------       ----------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment............................         (33,771)          (14,621)
        Proceeds from sale of property, plant and equipment...................           8,312             2,903
        Realized losses on net investment hedges..............................         (11,135)           (1,664)
                                                                                      --------        ----------
           Net cash (used for) investing activities...........................         (36,594)          (13,382)
                                                                                      --------        ----------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt..............................         570,308         1,801,702
        Repayments of long-term debt..........................................        (594,238)       (1,744,955)
        Net increase (decrease) in short-term borrowings......................           1,302            (6,439)
                                                                                      --------        ----------
           Net cash (used for) provided by financing activities...............         (22,628)           50,308
                                                                                      --------        ----------
Effect of exchange rate changes on cash.......................................           1,895             3,125
                                                                                      --------        ----------
           Net decrease in cash and cash equivalents..........................         (40,573)          (53,293)
Beginning cash and cash equivalents...........................................         102,831           117,058
                                                                                      --------        ----------
Ending Cash and Cash Equivalents..............................................        $ 62,258        $   63,765
                                                                                      ========        ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
        Interest..............................................................        $117,866        $  138,702
        Income taxes..........................................................          59,572            78,664
        Restructuring initiatives.............................................          45,938            18,184

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

     The condensed consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 25, 2002 may not be indicative of the results to be expected for the year ending November 24, 2002.

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

      The Company's most critical accounting policies upon which its financial position and results of operations depend are those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. Since the end of the first quarter of fiscal year 2002, the Company added the policy for income tax assets and liabilities to its list of critical accounting policies. During the third quarter, the Company did not change those policies or adopt any new policies. The Company summarizes its most critical accounting policies below.

o Revenue recognition. The Company recognizes revenue from the sale of a product upon its shipment to the customer. The Company recognizes allowances for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. Allowances principally relate to the Company's U.S. operations and are primarily comprised of volume-based incentives and other returns and discounts. For volume-based retailer incentive programs, reserves for volume allowances are calculated based on a fixed formula applied to sales volumes. The Company estimates non-volume-based allowances using historical customer claim rates, adjusted as necessary for special customer and product-specific circumstances. Actual allowances may differ from estimates due primarily to changes in sales volume based on retailer or consumer demand. Actual returns and allowances have not materially differed from estimates.

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

o Derivatives and foreign exchange management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The Company actively manages foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long-term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment.

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

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

New Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," dated June 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. The Company will adopt the provisions of SFAS 142 on the first day of fiscal year 2003. Amortization expense for fiscal year 2001 was $10.7 million. The Company is currently evaluating the impact adoption may have on its financial position and results of operations.

     The FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," dated August 2001. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS 144 on the first day of fiscal year 2003 and is currently evaluating the impact SFAS 144 may have on its financial position and results of operations.

     The FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," dated April 2002. SFAS 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," should not be classified as extraordinary items. Accordingly, SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt," and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 is effective for the Company on the first day of fiscal year 2003.

     The FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," dated June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. In summary, SFAS 146 requires that the liability shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.



                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 2: COMPREHENSIVE INCOME

     The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                   Three Months Ended         Nine Months Ended
                                                                   ------------------         -----------------
                                                                August 25,    August 26,    August 25,    August 26,
                                                                  2002          2001          2002          2001
                                                                  ----          ----          ----          ----
                                                                                 (Dollars in Thousands)
Net income (loss).............................................   $13,709         $15,023      $(19,501)    $ 88,023
                                                                 -------         -------      --------     --------
  Other comprehensive income (loss):
     Transition adjustments:
  Unrealized losses on cash flow hedges.......................         -               -             -         (522)
  Reclassification of cash flow hedges to other
    (income) expense..........................................         -             130             -          391
                                                                 -------         -------      --------     --------
  Net cash flow hedges........................................         -             130             -         (131)
  Net investment hedges.......................................         -               -             -           76
                                                                 -------         -------      --------     --------
    Total transition adjustments..............................         -             130             -          (55)
                                                                 -------         -------      --------     --------
  Foreign currency translation adjustments:
    Net investment hedges.....................................   (10,765)         (5,403)      (12,649)      (3,081)
    Foreign currency translations.............................    19,110          10,628        13,950       18,009
                                                                 -------         -------      --------     --------
      Total foreign currency translation adjustments..........     8,345           5,225         1,301       14,928
                                                                 -------         -------      --------     --------
   Unrealized gains on cash flow hedges.......................         -          (2,163)            -        1,364
Reclassification of cash flow hedges to other
     (income) expense.........................................         -            (953)         (572)      (1,958)
                                                                 -------         -------      --------     --------
      Net cash flow hedges....................................         -          (3,116)         (572)        (594)
                                                                 -------         -------      --------     --------
        Total other comprehensive income (loss)...............     8,345           2,239           729       14,279
                                                                 -------         -------      --------     --------
Total comprehensive income (loss).............................   $22,054         $17,262      $(18,772)    $102,302
                                                                 =======         =======      ========     ========

     The following is a summary of the components of Accumulated other comprehensive income (loss) balances, net of related income taxes:


                                                                                 August 25,   November 25,
                                                                                    2002          2001
                                                                                    ----          ----
                                                                                  (Dollars in Thousands)
      Cumulative transition adjustments:
        Beginning balance of cash flow hedges........................            $     -       $     -
          Unrealized losses on cash flow hedges......................                  -          (522)
          Reclassification of cash flow hedges to other
            (income) expense.........................................                  -           522
                                                                                 -------       -------
      Ending balance of cash flow hedges.............................                  -             -
      Net investment hedges..........................................                  -            76
                                                                                 -------       -------
            Total cumulative transition adjustments..................                  -            76
                                                                                 -------       -------
      Cumulative translation adjustments:
        Net investment hedges........................................             28,854        41,427
        Foreign currency translations................................            (32,389)      (46,339)
                                                                                 -------       -------
          Total cumulative translation adjustments...................             (3,535)       (4,912)
                                                                                 -------       -------
        Beginning balance of cash flow hedges........................                572             -
          Unrealized gains on cash flow hedges.......................                  -         3,052
          Reclassification of cash flow hedges to other
            (income) expense.........................................               (572)       (2,480)
                                                                                 -------       -------
          Ending balance of cash flow hedges.........................                  -           572
                                                                                 -------       -------
      Accumulated other comprehensive income (loss)..................            $(3,535)      $(4,264)
                                                                                 =======       =======

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

2002 PLANT CLOSURES

     The Company announced in March 2002 the closure of two manufacturing plants in Scotland in order to reduce average production costs in Europe. The Company recorded an initial charge in the second quarter of 2002 of $20.5 million consisting of $3.1 million for asset write-offs, $15.7 million for severance and employee benefits and $1.7 million for other restructuring costs. The charge reflected an estimated displacement of 650 employees, all of whom have been displaced. The two manufacturing plants were closed by the end of the second quarter of 2002. During the third quarter of 2002 the remaining reserve balance of $2.1 million was reversed due to the earlier than anticipated sale of the manufacturing plants. The table below displays the activity of this reserve.

     The Company announced in April 2002 the closure of six U.S. manufacturing plants. The decision reflected the Company's continuing shift from a manufacturing to a marketing and product-driven organization. The Company recorded an initial charge in the second quarter of 2002 of $129.7 million consisting of $22.7 million for asset write-offs, $89.6 million for severance and employee benefits and $17.4 million for other restructuring costs. The charge reflects an estimated displacement of 3,300 employees at the affected plants and approximately 250 employees at the remaining U.S. finishing facility. The Company closed the six manufacturing plants in three phases: two plants were closed in June 2002, two plants were closed in July 2002 and the final two plants were closed in September 2002. As of August 25, 2002, approximately 1,610 employees had been displaced at the manufacturing plants and approximately 245 employees had been displaced at the finishing facility. The table below displays the activity and liability balance of this reserve.


2002 Scotland Plant Closures

                                                                 Balance                                      Balance
                                                                   At                                           At
                                                                11/25/01   Charges   Reductions  Reversals    8/25/02
                                                                --------   -------   ----------  ---------    -------
                                                                          (Dollars in Thousands)
Severance and employee benefits..............................     $  --    $15,691   $(14,703)    $  (988)    $  --
Other restructuring costs....................................        --      1,732       (621)     (1,111)       --
                                                                  -----    -------   --------     -------     -----
     Total...................................................     $  --    $17,423   $(15,324)    $(2,099)    $  --
                                                                  =====    =======   ========     =======     =====

2002 U.S. Plant Closures

                                                                 Balance                          Balance
                                                                   At                               At
                                                                11/25/01   Charges   Reductions   8/25/02
                                                                --------   -------   ----------   -------
                                                                          (Dollars in Thousands)
Severance and employee benefits..............................     $  --    $ 89,625   $(15,202)   $74,423
Other restructuring costs....................................        --      17,397     (1,890)    15,507
                                                                  -----    --------   --------    -------
     Total...................................................     $  --    $107,022   $(17,092)   $89,930
                                                                  =====    ========   ========    =======

                                       10

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

2001 REORGANIZATION INITIATIVES

     In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning the Company's resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001 reflecting an estimated displacement of 500 employees. During the third quarter of fiscal year 2002, the Company reversed a charge of $5.5 million from the initial charge of $20.3 million. This reversal was due to a change in the estimate of the number of employees to be affected from approximately 500 to approximately 340 resulting from changing business needs. As of August 25, 2002, approximately 275 employees have been displaced. The table below displays the activity and liability balance of this reserve.

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


U.S. Reorganization Initiatives

                                                                          Balance                            Balance
                                                                             At                                At
                                                                          11/25/01   Reductions  Reversals   8/25/02
                                                                          --------   ----------  ---------   -------
                                                                                   (Dollars in Thousands)
Severance and employee benefits....................................       $19,989    $(9,829)   $(5,520)     $4,640
                                                                          -------    -------    -------      ------
     Total.........................................................       $19,989    $(9,829)   $(5,520)     $4,640
                                                                          =======    =======    =======      ======

Japan Reorganization Initiatives

                                                                         Balance                 Balance
                                                                            At                      At
                                                                         11/25/01   Reductions   8/25/02
                                                                         --------   ----------   -------
                                                                             (Dollars in Thousands)
Severance and employee benefits....................................        $1,657    $(1,618)      $ 39
Other restructuring costs..........................................           349        (60)       289
                                                                           ------    -------       ----
     Total.........................................................        $2,006    $(1,678)      $328
                                                                           ======    =======       ====


1997 - 1999 PLANT CLOSURES AND RESTRUCTURING INITIATIVES

     From 1997 to 1999 the Company closed 29 of its owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. For the three and nine months ended August 25, 2002, the Company reversed aggregate charges of $8.9 million and $18.0 million, respectively, from initial charges of $530.9 million. These reversals were primarily due to lower than anticipated employee benefits and other plant closure related costs.

SUMMARY

     The total balance of the reserves at August 25, 2002 was $98.1 million compared to $45.2 million at November 25, 2001. The majority of the balances are expected to be utilized by the end of 2003. The following table summarizes the activities and liability balances associated with the 1997 - 2002 plant closures and restructuring initiatives:



                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

                                                    Balance as of                                                Balance as of
                                                     November 25,                                                 August 25,
                                                         2001         Charges       Reversals      Reductions        2002
                                                         ----         -------       ---------      ----------        ----
                                                                            (Dollars in Thousands)
2002 Scotland Plant Closures......................     $    --       $ 17,423        $ 2,099        $15,324         $    --
2002 U.S. Plant Closures..........................          --        107,022             --         17,092          89,930
2001 Corporate Restructuring Initiatives..........      19,989             --          5,520          9,829           4,640
2001 Japan Restructuring Initiative...............       2,006             --             --          1,678             328
1997  -  1999  Plant  Closures  and  Restructuring
Initiatives.......................................      23,225             --         18,021          2,015           3,189
                                                       -------       --------        -------        -------         -------
     Restructuring Reserves.......................     $45,220        124,445        $25,640        $45,938         $98,087
                                                       =======       --------        =======        =======         =======
2002 Plant Closures - Asset Write-offs............                     25,708
                                                                     --------
     2002 Restructuring Charges...................                   $150,153
                                                                     ========

NOTE 4: INCOME TAXES

     Our effective income tax rate for the fiscal year 2002 is 50% compared to 37% for 2001. The increase in our annual effective income tax rate is primarily due to the combined effects of the computational impact of expenses not deductible for tax purposes and lower projected earnings for 2002, resulting from the restructuring charges and related expenses.

     Income tax expense for the three months ended August 25, 2002 was $13.7 million compared to $8.8 million for the same period in 2001. Income tax benefit for the nine months ended August 25, 2002 was $19.5 million compared to income tax expense of $51.7 million for the same period in 2001. The income tax benefit for the nine months ended August 25, 2002 was due to the reported loss resulting from net restructuring charges of $124.5 million and related expenses of $33.9 million.

     We reached a tentative settlement on most issues with the Internal Revenue Service during 2002 in connection with the examination of our income tax returns for the years 1990 - 1994. As a result, we reclassified approximately $148.5 million from long-term tax liability into accrued taxes.


NOTE 5: FINANCING

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

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

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

      On April 25, 2002 the Company obtained an amendment to the domestic receivables securitization agreements. Before the amendment, the manner in which sales incentives were treated in the calculation of net eligible U.S. trade receivables decreased net eligible receivables as well as substantially increased the targeted amount. The amendment revises the way sales incentives are treated in calculating the amount of net eligible receivables. This permits the Company greater flexibility in offering sales incentives without affecting the securitization calculations and reduces the likelihood and amount of cash being retained. As of August 25, 2002, there was no deficiency and as a result, no restricted cash on the balance sheet.

INTEREST RATE CONTRACTS

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures. The Company currently has no derivative instruments managing interest rate risk outstanding as of August 25, 2002.

INTEREST RATES ON BORROWINGS

     The Company's weighted average interest rate on average borrowings outstanding during the three and nine months ended August 25, 2002, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 9.11% and 9.06%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

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

     The carrying value and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) are as follows:

                                                               August 25, 2002               November 25, 2001
                                                               ---------------               -----------------
                                                           Carrying       Estimated      Carrying        Estimated
                                                           Value (1)     Fair Value      Value (2)       Fair Value
                                                           -----         ----------      -----           ----------
                                                                         (Dollars in Thousands)
DEBT INSTRUMENTS:
   U.S. dollar notes offering.........................   $(1,195,633)   $  (947,476)   $(1,193,012)    $  (932,138)
   Euro notes offering................................      (123,998)       (93,788)      (114,378)        (85,719)
   Yen-denominated eurobond placement.................      (173,255)      (102,564)      (164,413)       (113,115)
   Credit facilities..................................      (233,259)      (233,259)      (252,748)       (252,748)
   Domestic receivables-backed securitization.........      (110,071)      (110,071)      (110,081)       (110,081)
   Customer service center equipment financing........       (74,998)       (76,794)       (80,278)        (81,970)
   European receivables-backed securitization.........       (47,086)       (47,086)       (41,366)        (41,366)
   Industrial development revenue refunding bond......       (10,012)       (10,012)       (10,015)        (10,015)
   Short-term and other borrowings....................       (20,062)       (20,062)       (19,395)        (19,395)
                                                         -----------    -----------    -----------     -----------
       Total                                             $(1,988,374)   $(1,641,112)   $(1,985,686)    $(1,646,547)
                                                         ===========    ===========    ===========     ===========
(1) Includes accrued interest of $27.2 million.
(2) Includes accrued interest of $27.3 million.

CURRENCY AND INTEREST RATE CONTRACTS:
   Foreign exchange forward contracts.................        $2,348         $2,348        $13,797         $13,797
   Foreign exchange option contracts..................           202            202          4,328           4,328
                                                              ------         ------        -------         -------
       Total                                                  $2,550         $2,550        $18,125         $18,125
                                                              ======         ======        =======         =======
   Interest rate option contracts.....................            --             --        $(2,266)        $(2,266)
                                                              ======         ======        =======         =======

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

     The fair value estimates presented herein are based on information available to the Company as of August 25, 2002 and November 25, 2001. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to August 25, 2002 and November 25, 2001 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

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

     The Company manages its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit. At August 25, 2002, the fair value of qualifying net investment hedges was a $1.6 million net asset with the corresponding unrealized loss recorded in the cumulative translation adjustment section of "Accumulated other comprehensive income (loss)." There were no gains or losses excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at August 25, 2002 represented a $2.3 million net asset.

     The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of August 25, 2002, a $2.9 million net asset related to the translation effects of the yen-denominated eurobond was recorded in the cumulative translation adjustment section of "Accumulated other comprehensive income (loss)."

     As of August 25, 2002, the Company holds no derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. During the third quarter no cash flow hedges were reclassified from "Accumulated other comprehensive income (loss)" to "Other (income) expense." The Company also enters into contracts managing forecasted intercompany royalty flows that do not qualify as cash flow hedges, and are recorded at their fair value. Any changes in fair value are included in "Other (income) expense."

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

Interest Rate Management

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of August 25, 2002.

     The tables below give an overview of the realized and unrealized gains and losses associated with our foreign exchange management activities and reported in "Other (income) expense," "Other comprehensive income ("OCI")" balances, "Cumulative translation adjustments ("CTA")" balances, and the fair values of derivative instruments reported as an asset or liability. OCI and CTA are components of the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit.



                            -------------------------- ------------------------ --------------------------- -----------------------
                                Three Months Ended        Three Months Ended         Nine Months Ended         Nine Months Ended
                                  August 25, 2002           August 26, 2001           August 25, 2002           August 26, 2001
                            -------------------------- ------------------------ --------------------------- -----------------------
                              Other (income) expense    Other (income) expense     Other (income) expense    Other (income) expense
--------------------------- -------------------------- ------------------------ --------------------------- ----------- -----------
 (Dollars in Thousands)       Realized     Unrealized    Realized    Unrealized    Realized     Unrealized    Realized   Unrealized
--------------------------- ------------ ------------- ------------ ----------- -------------- ------------ ----------- -----------

Foreign Exchange
Management:
    Sourcing                  $49,903      $(19,181)     $12,985     $12,387       $51,651        $9,608      $10,488     $19,143

    Net Investment             11,079        (5,102)       1,736      (3,970)       10,829        (2,034)       2,381      (1,419)

    Royalties                  (8,222)         (956)        (323)     (1,290)      (17,800)         (514)      (6,785)      3,734

    Cash Management            (7,421)        6,117      (10,179)      5,597        (1,052)        2,372       (8,751)        994

    Transition Adjustments         --            --          207          --            --            --          621          --

    Euro Notes Offering        (6,743)          523       (6,307)       (315)      (10,280)       (1,632)       1,929         845
                              -------      --------      -------     -------       -------        ------       ------     -------

      Total                   $38,596      $(18,599)     $(1,881)    $12,409       $33,348        $7,800       $ (117)    $23,297
                              =======      =========     =======     =======       =======        ======       ======     =======

--------------------------- ------------ ------------- ------------ ----------- -------------- ------------ ----------- -----------

 Interest Rate Management     $    --      $     --      $    --     $(1,008)      $ 2,266 (1)   $(2,266)      $   --     $ 3,854

    Transition Adjustments         --            --           --          --            --            --           --       1,246
                              -------      --------      -------     -------       -------        ------       ------     -------
      Total                   $    --      $     --      $    --     $(1,008)      $(2,266)      $(2,266)      $   --     $ 5,100
                              =======      ========      =======     =======       =======        ======       ======     =======

--------------------------- ------------ ------------- ------------ ----------- -------------- ------------ ----------- -----------
   (1)  Recorded as an increase to interest expense.

                                       16



                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

                                      ------------------------------------------- ------------------------------------------
                                                   At August 25, 2002                        At November 25, 2001
                                      ------------------------------------------- ------------------------------------------
                                       OCI gain (loss)       CTA gain (loss)        OCI gain (loss)      CTA gain (loss)
------------------------------------- ------------------- ----------------------- -------------------- ---------------------
 (Dollars in Thousands)               Realized Unrealized  Realized   Unrealized   Realized Unrealized  Realized  Unrealized
------------------------------------- -------- ---------- ---------- ------------ --------- ---------- ---------- ----------
 Foreign Exchange Management:

    Net Investment                      $--        $--    $42,180      $1,622       $--       $ --     $53,314     $ 5,664
    Yen Bond                             --         --         --       2,927        --         --          --       6,780

    Royalties                            --         --         --          --        --        908          --          --

    Transition Adjustments               --         --         --          --        --         --          --         120
                                        ---        ---    -------      ------       ---       ----     -------     -------
               Total                    $--        $--    $42,180      $4,549       $--       $908     $53,314     $12,564
                                        ===        ===    =======      ======       ===       ====     =======     =======
------------------------------------- -------- ---------- ---------- ------------ --------- ---------- ---------- ----------



                                       -----------------     ----------------
                                          At August 25,       At November 25,
                                              2002                2001
                                       -----------------     ----------------
                                           Fair value           Fair value
                                       asset (liability)     asset (liability)
-------------------------------------  -----------------     -----------------
 (Dollars in Thousands)
-------------------------------------
 Foreign Exchange Management:

    Sourcing                                $  593               $10,976

    Net Investment                           3,939                 6,068

    Royalties                                  738                   729

    Cash Management                         (3,183)                1,521

    Euro Notes Offering                        463                (1,169)
                                            ------               -------
        Total                               $2,550               $18,125
                                            ======               =======

-------------------------------------  -----------------     -----------------

 Interest Rate Management                   $   --               $(2,266)
                                            ======               =======

-------------------------------------  -----------------     -----------------

                                       17

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 8: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At August 25, 2002, the Company had U.S. dollar forward currency contracts to buy $1.4 billion and to sell $669.6 million against various foreign currencies. The Company also had euro forward currency contracts to buy 147.0 million euro against various foreign currencies and to sell 18.8 million euro against various foreign currencies. In addition, the Company had U.S. dollar option contracts to buy $89.5 million against various foreign currencies. The Company also had euro option currency contracts to sell 30.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003.

     The Company has entered into option contracts to manage its exposure to numerous foreign currencies. Option transactions included in the amounts above are principally for the exchange of the euro and U.S. dollar. At August 25, 2002, the Company had bought U.S. dollar options resulting in a net long position against the euro of $51.6 million should the options be exercised. To finance the premiums related to the options bought, the Company sold options resulting in a net long position against the euro of $37.9 million should the options be exercised.

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

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 9: BUSINESS SEGMENT INFORMATION

                                                                                  Asia         All
                                                         Americas    Europe     Pacific       Other     Consolidated
                                                         --------    ------     -------       -----     ------------
                                                                           (Dollars in Thousands)
THREE MONTHS ENDED AUGUST 25, 2002:
   Net sales.......................................      $683,967    $254,930    $78,847     $    --    $1,017,744
   Earnings contribution...........................        95,678      28,958     12,511          --       137,147
   Interest expense................................            --          --         --      48,476        48,476
   Corporate and other expense, net................            --          --         --      61,253        61,253
      Income before income taxes...................            --          --         --          --        27,418

THREE MONTHS ENDED AUGUST 26, 2001:
   Net sales.......................................      $689,892    $222,515    $71,101     $    --    $  983,508
   Earnings contribution...........................        74,161      33,530      6,027          --       113,718
   Interest expense................................            --          --         --      55,429        55,429
   Corporate and other expense, net................            --          --         --      34,444        34,444
      Income before income taxes...................            --          --         --          --        23,845



                                                                                  Asia         All
                                                         Americas    Europe     Pacific       Other     Consolidated
                                                         --------    ------     -------       -----     ------------
                                                                           (Dollars in Thousands)
NINE MONTHS ENDED AUGUST 25, 2002:
   Net sales.......................................    $1,882,005    $756,927   $237,614    $     --    $2,876,546
   Earnings contribution...........................       259,880     134,286     41,775          --       435,941
   Interest expense................................            --          --         --     139,009       139,009
   Corporate and other expense, net................            --          --         --     335,933       335,933
      Income (loss) before income taxes............            --          --         --          --       (39,001)

NINE MONTHS ENDED AUGUST 26, 2001:
   Net sales.......................................    $2,034,171    $756,524   $233,133    $     --    $3,023,828
   Earnings contribution...........................       270,370     147,905     31,078          --       449,353
   Interest expense................................            --          --         --     178,532       178,532
   Corporate and other expense, net................            --          --         --     131,102       131,102
      Income before income taxes...................            --          --         --          --       139,719



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

      Our most critical accounting policies upon which our financial position and results of operations depend are those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. Since the end of the first quarter of fiscal year 2002, we added the policy for income tax assets and liabilities to our list of critical accounting policies. During the third quarter, we did not change those policies or adopt any new policies. We summarize our most critical accounting policies below.

o Revenue recognition. We recognize revenue from the sale of a product upon its shipment to the customer. We recognize allowances for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. Our allowances principally relate to our U.S. operations and are primarily comprised of volume-based incentives and other returns and discounts. For volume-based retailer incentive programs, reserves for volume allowances are calculated based on a fixed formula applied to sales volumes. We estimate non-volume-based allowances using our historical customer claim rates,  adjusted  as  necessary  for  special  customer  and product specific circumstances. Actual allowances may differ from our estimates due primarily to changes in sales volume based on retailer or consumer demand. Our actual returns and allowances have not materially differed from our estimates.

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

o Derivatives and foreign exchange management activities. We recognize all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. We actively manage foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long-term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment.

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


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

                                                                    Three Months Ended             Nine Months Ended
                                                                    ------------------             -----------------
                                                                  August 25,      August 26,     August 25,    August 26,
                                                                    2002            2001          2002           2001
                                                                    ----            ----          ----           ----
 MARGIN DATA:
 Net sales...................................................      100.0%         100.0%         100.0%         100.0%
 Cost of goods sold..........................................       59.3           59.4           58.9           57.3
                                                                   -----          -----          -----          -----
 Gross profit................................................       40.7           40.6           41.1           42.7
 Marketing, general and administrative expenses..............       33.4           32.0           33.3           32.3
 Other operating (income)....................................       (0.6)          (0.9)          (0.7)          (0.8)
 Restructuring charges, net of reversals.....................       (1.6)            --            4.3             --
                                                                    -----          ----          -----          -----
 Operating income (loss).....................................        9.5            9.5            4.2           11.2
 Interest expense............................................        4.8            5.6            4.8            5.9
 Other (income) expense, net.................................        2.0            1.4            0.7            0.6
                                                                   -----          -----          -----          -----
 Income (loss) before taxes..................................        2.7            2.4           (1.4)           4.6
 Income tax expense (benefit)................................        1.3            0.9           (0.7)           1.7
                                                                   -----          -----          -----          -----
 Net income (loss)...........................................        1.3%           1.5%          (0.7)%          2.9%
                                                                   =====          =====          =====          =====

                                       21


                                                                     Three Months Ended            Nine Months Ended
                                                                     ------------------            -----------------
                                                                  August 25,     August 26,     August 25,    August 26,
                                                                     2002           2001          2002           2001
                                                                     ----           ----          ----           ----
 NET SALES SEGMENT DATA:
 Geographic
          Americas...........................................         67.2%          70.1%         65.4%          67.3%
          Europe.............................................         25.0           22.6          26.3           25.0
          Asia Pacific.......................................          7.8            7.2           8.3            7.7


     Net sales. Net sales for the three months ended August 25, 2002 increased 3.5% to $1,017.7 million, as compared to $983.5 million for the same period in 2001. Net sales for the nine months ended August 25, 2002 decreased 4.9% to $2,876.5 million, as compared to $3,023.8 million for the same period in 2001. If currency exchange rates were unchanged from the prior year periods, net sales would have increased approximately 1.2% and decreased approximately 4.7% for the three and nine months ended August 25, 2002, respectively.

     We believe the increase for the three months ended August 25, 2002 compared to the same period last year is a continuing reflection that our key turnaround strategies are taking hold in the Americas, European and Asia Pacific marketplaces where we compete. These key strategies include:

o   product innovation;
o   revitalization of retailer relationships;
o   better product presentation at retail;
o   broadened product availability; and
o   improved operational performance.

     The decrease for the nine months ended August 25, 2002 compared to the prior year period reflects the impact of the weak retail and economic climates in which we operate. We also in the first half of the year were in the early stages of introducing many of the products and programs whose marketplace impact we believe will increase over time.

     We expect weak economic and retail conditions to continue in most major markets around the world. Despite these conditions, we believe continued execution of our strategies will enable us to stabilize our net sales for the full year 2002 with a sales decline in the low single digits on a constant currency basis, and that we will grow our sales in 2003. Further deterioration in economic and retail conditions, due to hostilities in the Persian Gulf region or other events, as well as other factors, could adversely affect our sales and business for the balance of 2002 and 2003.

     In the Americas, net sales for the three months ended August 25, 2002 were essentially unchanged at $684.0 million, as compared to $689.9 million for the same period in 2001. Unit volumes for the three-month period of 2002 increased slightly compared to the same period in 2001. Net sales for the nine months ended August 25, 2002 decreased 7.5% to $1,882.0 million, as compared to $2,034.2 million for the same period in 2001.

     The net sales performance for the three and nine months ended August 25, 2002 reflected:

     o positive reactions from both retailers and consumers to our overhauled product lines, including fresh fits, fabrics and finishes in core products;
     o a revitalized women's jeans product line, including Levi's(R) Superlow(TM) jeans;
     o new market leading innovations, such as Dockers(R)Go! Khakis(TM) with Stain Defender;
     o   more effective product-focused advertising; and
     o new retailer programs resulting in improved economics for our customers, including lower wholesale prices, volume incentives, and better service.

     The net sales decrease for the nine months ended August 25, 2002 reflects the challenging U.S. retail and economic climate and the early stages of product and program roll-outs in the first half of the year.

     We regularly explore entry into new customers and development of new brands and products for both existing and potential customers. For example, during 2002 we entered Pacific Sunwear, a multi-brand specialty store. We also entered a number of image department stores including the Bloomingdales unit of Federated Department Stores, Inc., Neiman Marcus Group Inc., Nordstrom Inc. and Saks Incorporated. As part of our ongoing effort to build our business, we continue to evaluate participation in the mass merchant channel in the United States through a new jeanswear brand. Our interest reflects the importance of that channel to consumers, the rapid growth of the channel and its large share of jeanswear and casual apparel sales. We currently are exploring the opportunity carefully and are engaged in discussions with retailers in the channel and related activities to support these efforts should we decide to go forward.

     We import into the U.S. primarily tops products from Asia. In response to the longshoremen's labor dispute in U.S. west coast ports, we are now using other ports to avoid disruption of deliveries to our customers. We are factoring additional transit time into our production planning, as appropriate. We expect our arrangements with carriers will continue to mitigate the impact of higher transit costs resulting from these actions.

     In Europe, net sales for the three months ended August 25, 2002 increased 14.6% to $254.9 million, as compared to $222.5 million for the same period in 2001. Net sales for the nine months ended August 25, 2002 was essentially flat at $756.9 million, as compared to $756.5 million for the same period in 2001. On a constant currency basis, net sales would have increased by approximately 2.4% and decreased 1.7% for the three and nine months ended August 25, 2002, respectively, compared to the same periods in 2001.

      European market conditions reflect increasing price pressures in the jeans segment and an uncertain economic and retail environment, particularly in key countries such as Germany, Italy and the United Kingdom. We returned to sales growth in this environment in the third quarter, after substantial second quarter sales declines, in part through these actions:

     o sales of new products and finishes, such as the "Shaped and Worn" vintage-inspired jean finish products;
     o the roll-out of entry-priced products in both the Levi's(R) and Dockers(R) brands;
     o   improved performance in the Levi's jeans business for girls;
     o   further selective wholesale price reductions;
     o aggressive promotions of 501(R) jeans in core finishes and promotions for 501(R) jeans and 525(TM) jeans; and
     o the continued roll-out of our program to upgrade the presentation of our products at retail.

     Our performance in Europe for the first nine months ended August 25, 2002 reflected weak consumer demand, high retail inventories and increasing apparel price deflation and, as in the Americas, the fact that, in the first half of the year, we were in the early stages of executing new programs.

     In our Asia Pacific region, net sales for the three months ended August 25, 2002 increased 10.9% to $78.8 million, as compared to $71.1 million for the same period in 2001. Net sales for the nine months ended August 25, 2002 increased 1.9% to $237.6 million, as compared to $233.1 million. If exchange rates were unchanged from the prior year periods, net sales would have increased approximately 7.2% and 5.0% for the three and nine months ended August 25, 2002, respectively. In some countries, we reported double-digit net sales increases for the three and nine months ended August 25, 2002 compared to the same periods last year. Sales growth reflected the positive impact of our product innovation, marketing programs and improved retail distribution in an environment of economic weakness and apparel price deflation across much of the region.

     In Japan, which accounted for approximately 50% of our business in Asia during 2002, net sales for the three months ended August 25, 2002 increased approximately 10.0% on a constant currency basis compared to the same period in 2001. For the nine months ended August 25, 2002, net sales in Japan increased 3.0% compared to the prior year on a constant currency basis. The results in Japan reflect the impact of our premium and super premium product lines, entry into the standard or lower priced segment, and the opening of additional franchised retail stores dedicated to the Levi's(R) brand.

     Gross profit. Gross profit for the three months ended August 25, 2002 was $414.5 million compared with $399.2 million for the same period in 2001. Gross profit as a percentage of net sales, or gross margin, for the three months ended August 25, 2002 increased to 40.7%, as compared to 40.6% for the same period in 2001. Gross profit for the nine months ended August 25, 2002 was $1,182.6 million compared to $1,291.7 million for the same period in 2001. Gross margin decreased for the nine months ended August 25, 2002 to 41.1%, as compared to 42.7% for the same period in 2001.

     Gross margin for the three and nine months ended August 25, 2002 was adversely affected by expenses of $3.8 million and $33.9 million, respectively, associated with plant closures in the U.S. and Scotland. Most of those expenses were for workers' compensation and pension enhancements in the U.S. Excluding these restructuring related expenses, gross margin for the three months ended August 25, 2002 would have been 41.1% compared to 40.6% for the same period in 2001. In addition, gross margin for the nine-month period of 2002 would have been 42.3% compared to 42.7% for the same period in 2001.

     Our gross margins are benefiting from our lower sourcing and fabric costs and the favorable impact of foreign currency movements as well as lower inventory markdown expenses. Negatively affecting our margins are retailer promotions and incentives in the U.S., which are recorded as a reduction of net sales, selective wholesale price reductions in the U.S. and Europe, entry into lower priced segments in all regions, and more expensive finishes, particularly in Europe. Over the next 12 - 18 months, we expect to incur an additional $20 million in restructuring related expenses. These expenses include items such as estimated increased costs for pension enhancements and maintenance and occupancy costs before sale or other disposition of closed plants.

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

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended August 25, 2002 increased 8.2% to $340.4 million as compared to $314.5 million for the same period in 2001. These expenses as a percentage of sales for the three months ended August 25, 2002 increased to 33.4% as compared to 32.0% for the same period in 2001. Marketing, general and administrative expenses for the nine months ended August 25, 2002 decreased 1.9% to $958.1 million compared to $976.7 million for the same period in 2001. These expenses as a percentage of sales for the nine months ended August 25, 2002 increased to 33.3% compared to 32.3% for the same period in 2001.

      The dollar increase in marketing, general and administrative expenses for the three months ended August 25, 2002 was primarily due to higher employee incentive plan accruals as our results compared favorably to our performance targets under the employee incentive plan and the effects of currency fluctuations. This increase was partially offset by lower advertising expenses and our continuing cost containment efforts. The dollar decrease in marketing, general and administrative expenses for the nine months ended August 25, 2002 was primarily due to lower advertising expense and our continuing cost containment efforts, partially offset by higher employee incentive plan accruals. In addition, marketing, general and administrative expenses for the three and nine months ended August 26, 2001 included a reversal of prior period accruals associated with an employee long-term incentive plan as a result of changes in employee turnover assumptions. Those reversals were in the amounts of $12.0 million and $18.0 million, respectively.

     Advertising expense for the three months ended August 25, 2002 decreased 9.6% to $76.4 million, as compared to $84.5 million for the same period in 2001. Advertising expense as a percentage of sales for the three months ended August 25, 2002 decreased to 7.5%, as compared to 8.6% for the same period in 2001. Advertising expense for the nine months ended August 25, 2002 decreased 15.8% to $212.1 million, as compared to $252.0 million for the same period in 2001. Advertising expense as a percentage of sales for the nine months ended August 25, 2002 decreased to 7.4%, as compared to 8.3% for the same period in 2001. The decrease in advertising expense reflects lower media costs and our strategic decision to shift some of our U.S. advertising spending into sales incentive programs with retailers. The cost of those programs is recorded as a reduction of net sales.

     Other operating income. Licensing income for the three months ended August 25, 2002 of $6.0 million decreased 28.2%, as compared to $8.4 million for the same period in 2001. Licensing income for the nine months ended August 25, 2002 of $20.6 million decreased 9.9% as compared to $22.9 million for the same period in 2001. The decrease for the three and nine months ended August 25, 2002 reflects the impact of weak retail and economic conditions on licensee sales, offset in part by an expansion of licensed accessory categories.

     Restructuring charges, net of reversals. In the second quarter of 2002, we recorded charges of $150.2 million associated with plant closures in the U.S. and Scotland. These charges were offset by reversals of $16.6 million and $25.6 million for the three and nine months ended August 25, 2002, respectively, for previously recorded restructuring charges based on updated estimates. We present below and in the consolidated financial statements more data about these charges and reversals.

     Operating income. Operating income for the three and nine months ended August 25, 2002 was $96.7 million and $120.6 million, as compared to operating income of $93.1 million and $337.9 million for the same periods in 2001, respectively. The increase in operating income for the three months ended August 25, 2002 was primarily attributable to the impact of higher sales and a $16.6 million reversal of previously recorded restructuring charges. The decrease in operating income for the nine months ended August 25, 2002 was primarily due to the impact of lower sales and the net restructuring charge of $124.5 million and related expenses of $33.9 million recorded during the first nine months of 2002. This decrease was partially offset by lower marketing, general and administrative expenses.

     Interest expense. Interest expense for the three months ended August 25, 2002 decreased 12.5% to $48.5 million, as compared to $55.4 million for the same period in 2001. Interest expense for the nine months ended August 25, 2002 decreased 22.1% to $139.0 million, as compared to $178.5 million for the same period in 2001. The lower interest expense for both the three and nine months ended August 25, 2002 was primarily due to lower average debt levels combined with lower market interest rates. In addition, interest expense for the nine months of 2001 included the write-off of fees totaling $10.8 million related to our prior credit agreement dated January 31, 2000. We replaced that credit agreement with a new credit facility on February 1, 2001. The weighted average cost of borrowings for the three months ended August 25, 2002 and August 26, 2001 were 9.11% and 9.40%, respectively. The weighted average cost of borrowings for the nine months ended August 25, 2002 and August 26, 2001 were 9.06% and 9.56%, respectively, excluding the write-off of fees.

     Other (income) expense, net. Other (income) expense, net for the three and nine months ended August 25, 2002 was an expense of $20.8 million and $20.6 million, as compared to an expense of $13.8 million and $19.6 million for the same periods in 2001, respectively. The increases in expense for the three and nine months ended August 25, 2002 were primarily due to net losses from derivative instruments used for foreign currency management activities that do not qualify for hedge accounting.

     Income tax expense (benefit). Our effective income tax rate for the fiscal year 2002 is 50% compared to 37% for 2001. The increase in our annual effective income tax rate is primarily due to the combined effects of the computational impact of expenses not deductible for tax purposes and lower projected earnings for 2002 resulting from the restructuring charges and related expenses.

     Income tax expense for the three months ended August 25, 2002 was $13.7 million compared to $8.8 million for the same period in 2001. Income tax benefit for the nine months ended August 25, 2002 was $19.5 million compared to an income tax expense of $51.7 million for the same period in 2001. The income tax benefit for the nine months ended August 25, 2002 was due to the reported loss resulting from the net restructuring charges of $124.5 million and related expenses of $33.9 million.

     We reached a tentative settlement on most issues with the Internal Revenue Service during 2002 in connection with the examination of our income tax returns for the years 1990 - 1994. We are in the process of evaluating the impact of this settlement on our deferred tax assets and on the adequacy of our provision for income taxes. We expect to complete our evaluation process by the end of our fiscal year and our deferred tax assets, provision for income taxes and our effective income tax rate as a result of this evaluation.

     Net income (loss). Net income for the three months ended August 25, 2002 was $13.7 million compared to $15.0 million for the same period in 2001. Net loss for the nine months ended August 25, 2002 was $19.5 million compared to net income of $88.0 million for the same period in 2001. The decrease in net income for the three months ended August 25, 2002 as compared to the same period in 2001 was primarily due to higher employee incentive plan accruals, higher effective income tax rate and the impact of currency volatility on our foreign exchange management. These amounts were partly offset by lower interest expense, higher sales and a $16.6 million reversal of previously recorded restructuring charges. The loss for the nine months ended August 25, 2002 was primarily attributable to the net restructuring charges and related expenses, and lower sales, partially offset by lower marketing, general and administrative expenses, lower interest expense and an income tax benefit.

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

     For the plant closures in Scotland, we recorded an initial charge in the second quarter of 2002 of $20.5 million that included a non-cash asset write-off of $3.1 million. The charge reflects an estimated displacement of 650 employees, all of whom have been displaced. The two manufacturing plants were closed by the end of the second quarter of 2002. During the third quarter of 2002 the remaining reserve balance of $2.1 million was reversed due to the earlier than anticipated sale of the manufacturing plants.

     For the U.S. plant closures, we recorded an initial charge in the second quarter of 2002 of $129.7 million that included a non-cash asset write-off of $22.7 million. The charge reflects an estimated displacement of 3,300 employees at the affected plants and approximately 250 employees at our remaining U.S. finishing facility. The six manufacturing plants were closed in three phases: two plants were closed in June 2002, two plants were closed in July 2002 and the final two plants were closed in September 2002. We expect to utilize the majority of the U.S. plant closures reserve balance by the end of 2003.

     In November 2001, we instituted various reorganization initiatives in the U.S. and Japan. In the U.S. these initiatives included simplifying product lines and realigning resources to those product lines. In Japan these initiatives were prompted by business declines as a result of the prolonged economic slowdown, political uncertainty, major retail bankruptcies and dramatic shrinkage of the core denim jeans market. During the third quarter of 2002, we reversed a charge of $5.5 million from the initial U.S. charge of $20.3 million. This reversal was due to a change, resulting from changing business needs, in the estimate of the number of employees to be affected.

     From 1997 to 1999 we closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. For the three and nine months ended August 25, 2002, we reversed aggregate charges of $8.9 million and $18.0 million, respectively, from initial charges of $530.9 million. These reversals were primarily due to lower than anticipated employee benefits and other plant closure related costs. We expect to utilize the majority of the remaining 1997 - 1999 reserve balances by the end of 2003.

     The total balance of the reserves at August 25, 2002 was $98.1 million compared to $45.2 million at November 25, 2001. The following table summarizes the balances associated with the plant closures and restructuring initiatives:

                                                                             Balance as of    Balance as of
                                                                              August 25,      November 25,
                                                                                 2002             2001
                                                                                 ----             ----
                                                                                 (Dollars in Thousands)

    2002 Scotland Plant Closures.........................................      $    --           $    --
    2002 U.S. Plant Closures.............................................       89,930                --
    2001 Corporate Restructuring Initiatives.............................        4,640            19,989
    2001 Japan Restructuring Initiative..................................          328             2,006
    1997 - 1999 Plant Closures and Restructuring Initiatives.............        3,189            23,225
                                                                               -------           -------
         Total...........................................................      $98,087           $45,220
                                                                               =======           =======


LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements have been to fund working capital and capital expenditures. As of August 25, 2002, total cash and cash equivalents were $62.3 million, a $40.6 million decrease from the $102.8 million cash balance reported as of November 25, 2001.

     Total debt, other cash obligations and commitments. Total debt as of August 25, 2002 was $1,961.1 million, a $2.7 million increase from the $1,958.4 million reported as of November 25, 2001. We have no off-balance sheet debt obligations or material unconditional purchase commitments. Our total short-term and long-term debt principal payments as of August 25, 2002 and minimum operating lease payments for facilities, office space and equipment as of November 25, 2001 for the next five years and thereafter are as follows:

                                                                                              Minimum
                                                                             Principal   Operating Lease
                                                                             Payments        Payments
                                                                             --------        --------
            Year                                                               (Dollars in Thousands)
            ----
            2002........................................................    $   24,344        $ 61,974
            2003........................................................       643,972          57,310
            2004........................................................       118,521          54,803
            2005........................................................        56,203          50,472
            2006........................................................       448,056          48,249
            Thereafter..................................................       670,033         209,502
                                                                            ----------        --------
                 Total..................................................    $1,961,129        $482,310
                                                                            ==========        ========

     We have other current cash obligations for various liabilities categorized on the balance sheet as accounts payable, accrued liabilities, accrued salaries, wages and employee benefits and accrued taxes for our normal business operations. During the first and second quarters of 2002, we reclassified approximately $148.5 million from long-term tax liability into accrued taxes due to a tentative settlement on most issues with the Internal Revenue Service in connection with the examination of our income tax returns for the years 1990 - 1994. We anticipate paying the Internal Revenue Service during the second quarter of 2003. In addition, in the second quarter of 2002 we increased restructuring reserves due to the announced plant closures and reclassified, from long-term employee benefits to accrued salaries, wages and employee benefits, expected payments in 2003 under our long-term incentive compensation plan.

     Credit arrangements. As of August 25, 2002, our credit facility consisted of $133.0 million of term loans and a $617.6 million revolving credit facility, of which $100.0 million of borrowings under the revolving credit facility was outstanding. Total availability under the revolving credit facility was reduced by $146.1 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $371.5 million. Included in the $146.1 million of letters of credit at August 25, 2002 are $116.6 million of standby letters of credit with various international banks, of which $48.5 million serve as guarantees by the creditor banks to cover U.S. workers' compensation claims. We pay fees on the standby letters of credit and borrowings against letters of credit are subject to interest at various rates. We believe this is sufficient for our cash needs through August of 2003.

     Our credit facility matures in August 2003 and our unsecured 6.80% notes become due in November 2003. We are holding discussions with our financial partners and are exploring alternatives for repayment or refinancing of those obligations. We believe we can address these debt maturities and finance the evolving needs of our business in a timely manner.

     At August 25, 2002, we had  unsecured  and  uncommitted  short-term  credit lines available totaling $13.5 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

     Supply contracts. We do not have any material long-term raw materials supply contracts except for our supply agreement with Cone Mills Corporation relating to the denim used in 501(R) jeans. The supply agreement does not obligate us to purchase any minimum amount of goods. We typically conduct business with our garment manufacturing and finishing contractors on an order-by-order basis.

      Plant closures. During the second quarter of 2002 we announced our decision to close two manufacturing plants in Scotland and six manufacturing plants in the U.S. We recorded a total initial charge in the second quarter of 2002 of $150.2 million that included a non-cash asset write-off of $25.7 million. We expect to make cash payments of approximately $30.0 million in connection with the closures during the fourth quarter of 2002. We expect to use the majority of the remaining reserve balances by the end of 2003. Once the 2002 closures are complete, we believe we will generate approximately $100 million in annual pre-tax savings. We intend to use these expected savings to reinvest in the business, primarily for product, marketing and retail initiatives. In addition, we believe the variable nature of our cost structure will help us maintain strong gross margins and cash flow, facilitating future debt reduction over the long-term.

      Cash provided by/used for operations. Cash provided by operating activities for the nine months ended August 25, 2002 was $16.8 million, as compared to a use of cash of $93.3 million for the same period in 2001. As the fourth quarter is typically our highest sales quarter, trade receivables decreased during the nine months ended August 25, 2002 primarily due to the seasonality of sales. Inventories increased during the nine months ended August 25, 2002 primarily due to preparations for our holiday season and projected retailer orders. Net deferred tax assets increased during the nine months ended August 25, 2002 primarily due to the restructuring charges and related expenses as well as accruals for long-term employee incentive compensation and benefit plans. Accounts payable and accrued liabilities decreased during the nine months ended August 25, 2002 primarily due to lower raw material purchases and lower advertising costs than at November 25, 2001.

      Restructuring reserves increased during the nine months ended August 25, 2002 due to the restructuring charges associated with the U.S. and Scotland plant closures. Accrued salaries, wages and employee benefits increased and long-term employee benefits decreased during the nine months ended August 25, 2002 primarily due to expected payments in 2003 under our long-term employee incentive compensation plan. Accrued taxes increased and long-term tax liability decreased during the nine months ended August 25, 2002 due to a reclassification of approximately $148.5 million for a tentative settlement on most issues with the Internal Revenue Service in connection with the examination of our income tax returns for the years 1990 - 1994. We anticipate paying the Internal Revenue Service during the second quarter of 2003.

      Cash used for investing activities. Cash used for investing activities during the nine months ended August 25, 2002 was $36.6 million as compared to $13.4 million during the same period in 2001. Cash used for investing activities for the nine months ended August 25, 2002 resulted primarily from purchases of property, plant and equipment and realized losses on net investment hedges, partially offset by proceeds received on sales of property, plant and equipment. The purchases primarily related to sales office capital improvements and systems upgrades. The proceeds received on the sale of property, plant and equipment arose mainly from the sale during the first quarter of 2002 of an idle distribution center located in Nevada. We expect capital spending of approximately $50.0 to $70.0 million for fiscal year 2002, primarily for systems upgrades.

      Cash used for/provided by financing activities. Cash used for financing activities for the nine months ended August 25, 2002 was $22.6 million, as compared to cash provided by financing activities of $50.3 million for the same period in 2001. Cash used for financing activities during the nine months ended August 25, 2002 was primarily for repayment of existing debt.

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

      On April 25, 2002 we obtained an amendment to the domestic receivables securitization agreements. Before the amendment, the manner in which sales incentives were treated in the calculation of net eligible U.S. trade receivables decreased net eligible receivables as well as substantially increased the targeted amount. The amendment revises the way sales incentives are treated in calculating the amount of net eligible receivables. This permits us greater flexibility in offering sales incentives without affecting the securitization calculations and reduces the likelihood and amount of cash being retained. As of August 25, 2002, there was no deficiency and as a result, no restricted cash on the balance sheet.

      Credit ratings. On August 14, 2002, Moody's Investors Service ("Moody's") issued a press release regarding its decision to downgrade both our senior secured credit facility and our senior unsecured notes. The senior secured credit facility was downgraded to "B1" from "Ba3" and the senior unsecured notes were downgraded to "Caa1" from "B2." According to the press release, Moody's based this decision on its concerns relating to our level of cash generation, our ability to reduce debt, including the upcoming 2003 debt maturities, and our ability to pay costs associated with the 2002 plant closures. This action by Moody's does not trigger any obligations or other provisions under our financing agreements or our other contractual relationships.

New Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," dated June 2001, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. We will adopt the provisions of SFAS 142 on the first day of fiscal year 2003. Amortization expense for fiscal year 2001 was $10.7 million. We are currently evaluating the impact adoption may have on our financial position and results of operations.

     The FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," dated August 2001. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. We will adopt the provisions of SFAS 144 on the first day of fiscal year 2003 and we are currently evaluating the impact SFAS 144 may have on our financial position and results of operations.

      The FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," dated April 2002. SFAS 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," should not be classified as extraordinary items. Accordingly, SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt," and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 is effective for us on the first day of fiscal year 2003.

      The FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," dated June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. In summary, SFAS 146 requires that the liability shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about:
     o   sales performance and trends;
     o   new product introductions;
     o   incentive and promotional activities;
     o   retailer margins;
     o   marketing and advertising initiatives;
     o   retail conditions;
     o   wholesale price reductions;
     o   debt repayment and liquidity;
     o   our ability to repay and refinance our debt obligations;
     o   gross margins;
     o amendments to the U.S. receivables securitization arrangement and its impact on our liquidity and sales incentives;
     o   capital expenditures;
     o   income tax audit settlements and payments;
     o   restructuring charges and related expenses;
     o plant closures and their impact on our competitiveness, costs and resources;
     o   workforce reductions;
     o   asset sales;
     o   general economic and retail conditions; and
     o   other matters.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     These forward-looking statements are subject to risks and uncertainties including, without limitation:
     o risks related to the impact of consumer and customer reactions to new products and retailers;
     o   order completion by retailers;
     o   the   effectiveness  of  our  promotion  and  incentive  programs  with retailers;
     o   changing domestic and international retail environments;
     o   plant closure execution and consequences;
     o   changes in the level of consumer spending or preferences in apparel;
     o   dependence on key distribution channels, customers and suppliers;
     o   the impact of competitive products;
     o   changing fashion trends;
     o   our supply chain executional performance;
     o   conditions in the bank loan and capital markets;
     o   changes in credit ratings;
     o   the nature and amount of sales  incentives,   the  amount  of  dilutive
         items, the net eligible receivables balance and the credit quality of our domestic receivables in any one period;
     o   ongoing price and other competitive pressures in the apparel industry;
     o   trade restrictions and tariffs;
     o political or financial instability in countries where our products are manufactured; and
     o other risks detailed in our annual report on Form 10-K for the year ended November 25, 2001, registration statements and other filings with the Securities and Exchange Commission.

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

                                          ---------------     ----------------
                                          At August 25,        At November 25,
                                               2002                 2001
---------------------------------------  -----------------    -----------------
                                             Fair value          Fair value
Risk Exposures                           asset (liability)    asset (liability)
---------------------------------------  -----------------    -----------------
 (Dollars in Thousands)
---------------------------------------
 Foreign Exchange Management:
    Sourcing                                  $  593              $10,976

    Net Investment                             3,939                6,068

    Royalties                                    738                  729

    Cash Management                           (3,183)               1,521

    Euro Notes Offering                          463               (1,169)
                                              ------              -------
        Total                                 $2,550              $18,125
                                              ======              =======
---------------------------------------  -----------------    -----------------

 Interest Rate Management                     $   --              $(2,266)
                                              ======              =======

---------------------------------------  -----------------    -----------------


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

     At August 25, 2002, we had U.S. dollar forward currency contracts to buy $1.4 billion and to sell $669.6 million against various foreign currencies. We also had euro forward currency contracts to buy 147.0 million euro against various foreign currencies and to sell 18.8 million euro against various foreign currencies. In addition, we had U.S. dollar option contracts to buy $89.5 million against various foreign currencies. We also had euro option currency contracts to sell 30.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003.

     We enter into option contracts to manage our exposure to numerous foreign currencies. Option transactions included in the amounts above are principally for the exchange of the euro and U.S. dollar. At August 25, 2002, we had bought U.S. dollar options resulting in a net long position against the euro of $51.6 million should the options be exercised. To finance the premiums related to the options bought, we sold options resulting in a net long position against the euro of $37.9 million should the options be exercised.

Interest Rate Risk

     We have an interest rate risk management policy designed to manage the interest rate risk on our borrowings by entering into a variety of interest rate derivatives. We currently have no derivative instruments managing interest rate risk outstanding as of August 25, 2002.

     For more information about market risk, see Notes 6, 7 and 8 to the Consolidated Financial Statements.


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

             10.1 Third Amendment to Credit Agreement and Consent dated as of July 26, 2002. Filed herewith.

             10.2 Second Amendment to Pledge and Security Agreement dated as of July 26, 2002. Filed herewith.

             10.3 Second Amendment to Subsidiary Guaranty dated as of July 26, 2002. Filed herewith.

             10.4 Employee Loan Agreement, dated as of April 16, 2002 between the Registrant and Joe Middleton. Filed herewith.

             10.5   First Amendment to the Revised Home Office Pension  Plan  of
                    Levi  Strauss  &  Co.  effective as of May 31, 2002.   Filed
                    herewith.

             10.6 First Amendment to the Employee Investment Plan of Levi Strauss & Co. primarily effective as of January 1, 2002. Filed herewith.

        (B)  REPORTS ON FORM 8-K:

         Current Report on Form 8-K on June 20, 2002 filed pursuant to Item 5 of the report and containing a copy of the Company's press release titled "Levi Strauss & Co. Announces Second-Quarter 2002 Financial Results."

         Current Report on Form 8-K on August 16, 2002 filed pursuant to Item 5 of the report relating to a press release issued by Moody's Investors Service on August 14, 2002 downgrading our senior secured credit facility and our senior unsecured notes.

         Current Report on Form 8-K on September 19, 2002 filed pursuant to Item 9 of the report relating to filing our Amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended February 24, 2002 and May 26, 2002; and containing a copy of the Section 906 of the Sarbanes-Oxley Act of 2002 certifications.

         Current Report on Form 8-K on September 23, 2002 filed pursuant to Item 5 of the report and containing a copy of the Company's press release titled "Levi Strauss & Co. Announces Third-Quarter 2002 Financial Results."

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 8, 2002

                         Levi Strauss & Co.
                         ------------------
                         (Registrant)


                         By:   /s/ William B. Chiasson
                               -----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer

                                 CERTIFICATIONS

I, Philip A. Marineau, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Levi Strauss & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 8, 2002


                                                     /s/ Philip A. Marineau
                                                     ----------------------
                                                     President and Chief
                                                     Executive Officer


I, William B. Chiasson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Levi Strauss & Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 8, 2002


                                                     /s/ William B. Chiasson
                                                     -----------------------
                                                     Senior Vice President
                                                     and Chief Financial Officer