Form 10-K
period 2002-11-24
LEVI STRAUSS & CO
filed 2003-02-12
CIK 94845

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2002

Commission file number: 333-36234

LEVI STRAUSS & CO.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-0905160 (I.R.S. Employer Identification No.)

1155 Battery Street, San Francisco, California 94111

(Address of Principal Executive Offices)

(415) 501-6000

(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¶229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☑

The Company is privately held. Nearly all of its common equity is owned by members of the families of several descendants of the Company’s founder, Levi Strauss. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.01 par value—37,278,238 shares outstanding on February 1, 2003

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 24, 2002

PART I

Item 1.     BUSINESS

Overview

We are one of the world’s leading branded apparel companies with sales in more than 100 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s® and Dockers® brands. Our products are distributed in the United States primarily through chain retailers and department stores and abroad primarily through department stores and specialty retailers. We also maintain a network of approximately 900 franchised or independently owned stores dedicated to our products outside the United States and operate a small number of company-owned stores. Sales from company-owned stores represented approximately 1% of our total net sales for 2002.

We believe there is no other apparel company with a comparable global presence in either the jeans or casual pants segment of the apparel market. Since our founder, Levi Strauss, invented the blue jean in 1873, Levi’s® jeans have become one of the most successful and widely recognized brands in the history of the apparel industry. According to a study conducted by NPDFashionworld in December 2001, in the United States, the Levi’s® brand rated #1 among apparel companies in terms of brand awareness and brand retention (defined as the percent of all past-12-month purchasers who plan to buy the brand in the future). Our Dockers® brand of casual pants, introduced in 1986, is widely recognized in the United States and a growing number of markets abroad. Sales of our Levi’s® brand products and sales of our Dockers® brand products represented approximately 74% and 26%, respectively, of our total net sales for 2002. Jeans, casual and dress pants represented approximately 86% of our total units sold in 2002.

In October 2002, we announced that we will be introducing a new casual clothing brand, the Levi Strauss Signature™ brand. We created the brand for value-conscious consumers who shop in mass channel retail stores. The Levi Strauss Signature™ brand will initially feature a range of denim and non-denim pants and shirts as well as denim jackets. We anticipate that the products will be available initially at Wal-Mart Stores, Inc. locations across the United States beginning in July 2003. According to data from Knowledge Networks and NPDFashionworld, the mass channel is the largest and fastest growing retail channel in the United States, reaching approximately 160 million shoppers and selling more than 31% of all jeans sold in 2001. Our entry into the mass channel reflects our strategy of reaching consumers in all segments of the population, wherever they buy their clothing, whether it is through high-end specialty stores, department stores, national chains or mass channel retailers.

We currently organize our business into three geographic divisions: the Americas, consisting of the United States, Canada and Latin America; Europe, including the Middle East and Africa; and Asia Pacific. We conduct our operations in the United States primarily through Levi Strauss & Co. and outside the United States primarily through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. In 2002, we had approximately 3,300 retail customers operating more than 20,400 locations in the United States and Canada. In 2002, we had net sales of $4.1 billion, of which the Americas, Europe and Asia Pacific accounted for 65%, 26% and 9%, respectively.

Business Turnaround Update

From 1998 to 2002, we experienced a decrease in net sales from $6.0 billion to $4.1 billion due to both industry-wide and company-specific factors. In response, we have taken these actions:

•	reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives, including, beginning in 1997, closing 37 of our owned and operated production and finishing facilities worldwide;

•	shifted the vast majority of our production to independent contract manufacturers;

•	put in place a new management team, including our chief executive officer, our chief financial officer and senior management team members in our Americas, Europe and Asia Pacific divisions;

•	overhauled our product lines with new fits, fabrics and finishes in our core products, including more relevant fits and styles for women such as Levi’s® Superlow jeans, and introduced new market-leading innovations such as Dockers® Go Khaki™ pants and Dockers® Mobile™ pants;

•	improved our relationships with retailers by providing them with market-right products, better economics, service and collaborative planning, and improved our product presentation at retail by upgrading and rolling out new retail formats;

•	broadened product availability by opening new franchise or other dedicated stores outside the United States, by entering additional multi-brand specialty stores and image department stores in the United States, by introducing lower-priced Levi’s® and Dockers® products in Europe and Asia, by entering new countries in Asia, and by positioning ourselves to enter the mass channel in the United States;

•	improved our operational processes by implementing a more disciplined and quicker “go-to-market” process (the steps from initial product concept to placement of the product on the retailer’s shelf), by improving our supply-chain capabilities, by implementing more efficient sales and operational planning, and by implementing demand-driven product replenishment programs; and

•	created and begun implementing throughout our organization a new operating model, guided by our values, for leading our company through collaborative leadership principles and disciplined business and human resources planning.

We believe that through these initiatives we have successfully gained control of our business and are in the process of stabilizing and positioning our company to resume profitable growth. Our actions have enabled us to strengthen the overall financial health of the company. We have:

•	reduced our total debt as of fiscal year end 2002 by more than $800 million since the end of 1999;

•	achieved positive quarterly net sales growth on a constant currency basis for the last half of 2002 compared to the same period in 2001, despite continued weak economic and retail conditions worldwide; and

•	lowered our cost of goods sold and operating expenses, while increasing the variability of these costs.

Our Business Strategy

Our vision is to market the most appealing and widely-worn casual clothing in the world. We are continuing to execute against the core business strategies underlying our business turnaround. We aim to continue to increase our financial strength and flexibility and resume profitable growth. We are focusing on the following key business strategies:

Innovate and lead from the core.

We believe that an integrated presentation of new and innovative products and marketing programs targeted to specific consumer and retail segments is crucial to generating consumer demand and increasing sales of our products. We continue to focus on:

•	updating our core products with market-leading fits, fabrics, finishes and features that draw both on our long heritage of originality in product design and fabrication and on the latest technical innovations;

•	continually creating product concepts and innovations that we can commercialize across our channels of distribution to appeal to a wide range of consumers in styles and at prices that meet their expectations;

•	revitalizing our women’s line through targeted products such as Levi’s® Superlow jeans and a design and merchandising process better aligned with the needs of the women’s market; and

•	executing product-focused marketing programs that integrate advertising, packaging and point of purchase communications to help drive brand equity and sales.

Achieve operational excellence.

We are implementing processes and initiatives to lower our worldwide sourcing costs, to shorten our time to market, to more effectively and reliably fulfill product demand, and to leverage our global scale. We continue to focus on:

•	improving our “go-to-market” process through disciplined planning, standardized milestones and metrics, and clear accountability across our brand, marketing, supply chain, sales and other functions around the world;

•	improving the linkage of product supply to consumer demand through expanding demand-driven replenishment programs based on collaborative data-sharing and planning with our retail customers and responsive value-added services;

•	reducing product costs by operating a sourcing network consisting largely of independent contract manufacturers, engaging in continual product value engineering and product line rationalization, and pursuing lower cost raw materials and manufacturing sources that meet our quality and other standards; and

•	improving our business efficiencies and decision-making processes by upgrading over the next several years our global information systems, including rolling out an integrated enterprise resource planning system for finance and supply chain functions in the United States and Asia.

Revitalize retailer relationships and improve our presence at retail.

We distribute our products in a wide variety of retail formats around the world including chain and department stores, franchise stores dedicated to our brands, specialty retailers, and, beginning in July 2003, a mass channel retailer in the United States. We must ensure that the economics for our retail customers are attractive, that the right products are available and in stock at retail, and that our products are presented in ways that enhance brand appeal and attract consumers. We continue to focus on:

•	generating better economics for our retail customers by providing market-right products and executing effective pricing, incentive, promotion and service programs;

•	improving our collaborative planning with our retail customers and enhancing our sales teams’ capabilities to help customers achieve better product assortment, improved product availability and inventory management, and category growth; and

•	making our products easier to find and easier to buy through new retailing formats, integrated advertising, packaging and point of purchase materials such as in-store graphics and fixtures, and other sales-area upgrades.

Sell where they shop.

We want to sell products to consumers where they shop. To do this, we must make relevant products accessible through multiple channels of distribution at price points that meet consumer expectations. We continue to focus on:

•	entering the mass channel in the United States through the Levi Strauss Signature™ brand;

•	opening new franchise or other dedicated stores and entering more multi-brand specialty stores and other accounts;

•	identifying and executing additional opportunities to grow our sales in existing channels by selling a broader range of products to our current retail customers, obtaining additional floor space and placing products in existing customer locations not currently featuring our products; and

•	continuing to introduce lower-priced products in Europe and Asia.

We believe that our business strategies are directly aligned with industry forces and that we are building the right core capabilities and operating processes to execute these strategies in a manner consistent with our values.

Our Brands and Products

We market a broad range of branded jeanswear, casual wear and dress pants that appeal to diverse demographic groups in markets around the world. Through a number of sub-brands and product lines under the Levi’s® and Dockers® brands, and, beginning in July 2003, under the Levi Strauss Signature™ brand, we target specific consumer segments and provide product differentiation for our retail customers. We focus on creating new, innovative products relevant to our target consumers, as well as ensuring that our core traditional products are updated with new fits, finishes, fabrics and features. For example, our revamped U.S. product line reflects extensive fit testing involving over 14,000 consumers. We strive to leverage our global brand recognition, product design and marketing capabilities by taking products and design concepts developed in one region and introducing them in other geographic markets. We also design and market global products, including, for example, the Levi’s® Type 1™ jeans, which we introduced in Asia Pacific in late 2002 and introduced in Europe and the United States in January 2003.

Levi’s® Brand

Since the invention of jeans by our founder Levi Strauss in 1873, the Levi’s® brand has become one of the most successful and widely recognized brands in the history of the apparel industry. Levi’s® brand products are now sold in more than 100 countries around the world. In fiscal 2002, sales of our Levi’s® brand products represented approximately 74% of our net sales, and accounted for 65% of net sales in the Americas, 91% of net sales in Europe and 96% of net sales in Asia Pacific.

Our Levi’s® brand features a wide range of product offerings:

•	Levi’s® Red Tab™ products are the core lines of the brand. They encompass a variety of jeans with different fits, fabrics and finishes intended to appeal to a wide range of consumers. Our core line is anchored by the classic 501® button-fly jean, the best-selling five-pocket jean in history. Other products include Levi’s® Superlow and Too Superlow jeans for juniors, Nouveau fit jeans for misses, Levi’s® 569® jeans, and the 529™ and 527™ jeans for men in low, straight and slim-fitting bootleg styles. In Europe, we offer Red Tab™ products in a number of new finishes, including the Optic Blue finish, a worn-in finish with a fresh, bright appearance. In Japan, we re-released the 501® jean during 2002, incorporating a range of new features, including slight changes in construction to improve the fit for Japanese women customers.

•	Levi’s® Vintage Clothing and the Levi’s® Red™ collections showcase our trend-initiating products designed to emphasize the Levi’s® heritage with a focus on detail inspired by modern design concepts. These premium lines are available through high-end specialty stores and independent retailers in Europe, Asia and the United States.

•	Levi’s® Engineered Jeans® products, developed in Europe, have a three-dimensional shape that we believe provides innovative design, unique style, superior comfort and ease of movement. We target Levi’s® Engineered Jeans® to 15- to 24-year-olds primarily in Europe and Asia through independent retailers and specialty stores.

•	Levi’s® Premium Red Tab™ line and the Special Edition Levi’s® Red Tab™ products are developed for consumers who prefer our core fits but are looking for enhanced finish detail. These products are available primarily through image specialty and image department stores in the United States.

•	Levi’s® Silvertab® products target 15- to 19-year-olds, offering an urban-inspired product range featuring premium denim finishes and technologically advanced fabrics, such as micro canvas and “slicky” twill. We distribute Silvertab® jeans and other products primarily through department stores and Levi’s® Store retail shops in the Americas.

•	Levi’s® Type 1™, Levi’s® Pure Blue™ and Levi’s® Directional Denim™ are new products we plan to release in all of our regions in the first half of 2003. These lines reflect a modern interpretation of the brand’s historical products. The Levi’s® Type 1™ jean reflects the trademarked components of the 501® jean, with enlarged branded rivets and buttons, exaggerated Arcuate Stitching Designs on back pockets and a bold back patch with an enlarged Levi’s® Tab Device. Directional Denim™ products incorporate details from our archives with a modern spin, and Pure Blue™ products feature a clean, rich, indigo shade inspired by the optical brighteners of the 1970s.

•	Other Levi’s® products include tops, such as shirts and t-shirts, jackets and outerwear. We also work with established licensees to develop and market complementary products under the Levi’s® brand, including accessories, such as belts and bags.

Dockers® Brand

We market casual clothing, primarily pants and tops, under the Dockers® brand, in more than 50 countries. We launched the brand in 1986 to address an emerging consumer interest in khaki pants. We believe that the Dockers® brand, through its product offering and marketing, played a major role in the resurgence of khaki pants and the movement toward casual attire in the U.S. workplace by helping create a standard for business casual clothing. In 2002, sales of Dockers® brand products represented approximately 26% of our net sales, accounting for approximately 35% of net sales in the Americas, approximately 9% of net sales in Europe and approximately 4% of net sales in Asia Pacific.

Our Dockers® brand offerings are primarily targeted to men and women ages 25 to 39 and include:

•	Dockers® Brand. Dockers® brand products include a broad range of cotton and blend casual and dress casual pants that are the core lines of the brand, complemented by a variety of tops and seasonal pant products in a range of fits, fabrics, colors, styles and performance features. In 2002, we introduced the Dockers® Go Khaki™ pants and shirts with Stain Defender™ finish, a new stain repellent performance khaki treated with DuPont® Teflon®. Other Dockers® product lines include the Dockers® Dress Mobile™ and Flat Front Mobile™ pants, offering multiple hidden pockets for a streamlined look; the Ideal Stretch pant for women, introducing a lower rise to the traditional women’s stretch products; and the Dockers® Versatile Pant made of Synatural™, a synthetic wicking fiber. We distribute Dockers® brand products in the Americas, Europe and Asia through a variety of channels, including department stores and chain stores.

•	Dockers® Premium. The Dockers® Premium pant line includes a range of pants constructed from premium fabrics with sophisticated details in a range of finishes, fits, styles and colors. We distribute these products through department stores in the United States and throughout Europe.

•	Slates®, A Dockers® Brand. This Dockers® endorsed line of dress pants for men offers style and premium fabrics that are appropriate for more formal occasions. We position the brand between casual pants and tailored clothing and design and market it to meet the 30- to 39-year-old consumer’s desire for stylish value. We distribute this line to department stores and specialty stores in the United States.

•	Licensed Products. We work with established licensees to develop and market complementary products under the Dockers® brand, including outerwear and leather goods, men’s and women’s footwear, men’s sweaters, hosiery, golf apparel and kids’ apparel. We plan to debut a Dockers® Home collection in spring of 2003.

Levi Strauss Signature™ Brand

In October 2002, we announced that we will be introducing a new casual clothing brand, the Levi Strauss Signature™ brand. We created the brand for value-conscious consumers who shop in mass channel retail stores.

•	Market Opportunity. According to data from Knowledge Networks and NPDFashionworld, the mass channel is the largest and fastest growing retail channel in the United States, reaching approximately 160 million shoppers and selling more than 31% of all jeans sold in 2001. By adding the Levi Strauss Signature™ brand to our portfolio of Levi’s® and Dockers® brands, we believe we will have jeanswear that will meet the needs of a broad range of consumers, with distinctive products in fits, fabrics and finishes that will be available where consumers shop and at prices that meet their expectations.

•	Products. The Levi Strauss Signature™ brand will initially feature a range of denim and non-denim pants and shirts as well as denim jackets. Each season, we expect that the brand will offer products with a different identity from our Levi’s® and Dockers® brands, with distinct finishes and differentiated designs, construction and styling that we believe will be relevant to mass channel consumers. Levi Strauss Signature™ products will have a distinctive logo, packaging and back waistband patch and they will not have the Tab Device or Arcuate Stitching Design trademarks of the Levi’s® brand. As a result, we intend that our customers and consumers will easily see the differences between the new brand and the Levi’s® brand and that their perception of our core Levi’s® brand will not be adversely affected.

•	Distribution. The Levi Strauss Signature™ brand will only be available through the mass channel and not through our current distribution channels. Based on our arrangement with Wal-Mart, we anticipate that Levi Strauss Signature™ products will be available initially at Wal-Mart locations across the United States beginning in July 2003.

•	Customers. Our entry into the mass channel does not affect our commitment to our current customers and brands. We continue to focus on creating innovative Levi’s® and Dockers® products for our customers, such as our Dockers® Go Khaki™ pants and shirts with Stain Defender™ finish we introduced in 2002 and our Levi’s® Type 1™ jeans we plan to introduce worldwide in early 2003. In addition, as part of our strategy of revitalizing our relationships with these customers, we are committed to continue to provide them with better economics through effective wholesale pricing, incentive, promotion and service programs. Our aim is to minimize any impact of our entry into the mass channel on our existing customer relationships.

•	Operations. We have implemented several measures designed to provide us with the necessary organizational resources to meet the operational requirements or expectations of both our current customers and our mass channel customer. We have created a new dedicated mass channel team to manage design, merchandising and marketing of the new Levi Strauss Signature™ brand. We are also aligning our supply chain capabilities with the expectations of mass retailers, as well as leveraging these processes and capabilities to continue to deliver improved service to our current customers. These actions include broadening our source base and making changes in our U.S. logistics operations so as to better meet the replenishment requirements of our entire customer base and to improve efficiencies in our distribution centers.

Our Go-to-Market Process

We refer to the process from initial product concept to placement of the product on the retailer’s shelf as the “go-to-market process.” This process is the foundation of our operational model and is a key element of our strategy to achieve operational excellence. We work to integrate design, research and development, merchandising, marketing, supply chain and sales functions through disciplined planning, standardized milestones and metrics and clear accountability. Our goal is to translate consumer insight into relevant strategic direction and to deliver the right product at the right time in the most efficient way. We are continually evaluating ways to make this process faster, more disciplined and efficient and to adapt better to reflect our global breadth.

At the beginning of our go-to-market process for every season, our brand merchandisers, designers and research and development teams explore fabric and design concepts driven by consumer preferences, brand direction and market trends to set the creative direction for the season. The product’s strategic direction is then communicated throughout our organization. Our demand planners evaluate volume potential. Our sales teams begin developing product positioning and sell-in strategies. Our supply chain organization analyzes potential sources, manufacturing capacities and costs.

We then develop and merchandise a line, including recommendations about product features such as fabric, finish, sundries and patterns, make final decisions about products to be included in the line and develop integrated marketing plans. Once the product line is determined, our supply chain organization focuses on production and logistics execution, while our sales team focuses on retail operations, sell-in activities and order management to ensure proper assortment and placement of products at retail. During the final stage of the process, we ship the final product to our customers and launch consumer and retail marketing programs.

Sourcing, Manufacturing and Logistics

Fabric and Raw Materials.    We purchase the fabric and raw materials used in our business, particularly denim and twill, from several suppliers, including Cone Mills, Galey & Lord, including its Swift Denim subsidiary, American Cotton Growers and Burlington Industries, Inc. In addition, we purchase thread, trim, buttons, zippers, snaps and various other product components from numerous suppliers, and we regularly engage in collaborations with fiber, fabric, finishing and components suppliers on developing and commercializing new product innovations. We have rigorous quality, safety and product integrity standards for fabric and other components of our products.

We do not have long-term raw materials or production contracts with any of our principal suppliers, except for Cone Mills, which until March 2003 is the sole worldwide supplier of the denim used for our 501® jeans, and which supplied approximately 22%, 25% and 26% in 2002, 2001 and 2000, respectively, of the total volume of fabrics we purchased worldwide. Our supply agreement with Cone Mills provides for a rolling five-year term, with the current term ending in 2007, unless either Cone Mills or we elect not to extend the agreement, upon which the agreement will terminate at the end of the then-current term. The contract also aims to ensure our supply for three years following a change of control of Cone Mills. We may terminate the Cone Mills contract at any time upon 30 days notice. On May 13, 2002, we amended the exclusivity and requirements features of our supply agreement with Cone Mills. The amendment provides that, after March 30, 2003, we may purchase these denims from other suppliers and Cone Mills may sell these denims to other customers. The amendment also allows us to purchase these denims for our European business from non-U.S. sources prior to March 30, 2003 if the European Union implements material tariffs against U.S.-produced denim. The amendment does not change any other provision of the supply agreement.

In 2002, we purchased approximately 75% of our total volume of fabrics from U.S. fabric mills. The U.S. textile industry continues to experience financial difficulty and several mills are operating under bankruptcy protection. We believe that the difficulties in the U.S. textile industry do not present a significant risk to us as we maintain a diverse source base and continually explore opportunities to reduce our reliance on U.S. sources by sourcing fabrics from suppliers located around the world. We have not experienced any significant difficulty in obtaining fabric and other raw materials to meet production needs in the past.

Manufacturing and Finishing.    We obtain our products from a combination of independent manufacturers and company-owned facilities. Since 1997, we have shifted our sourcing base substantially toward outsourcing by closing 37 company-owned production and finishing facilities in North America and Europe, including six plants in the United States and two plants in Europe in 2002. We believe that outsourcing allows us to maintain production flexibility, in terms of both location and nature of production, while avoiding the substantial capital expenditures and costs related to operating a large internal production capability. We continue to own and operate 13 plants located in the United States, Canada, Europe, Asia and South Africa.

In the majority of cases, our purchased fabrics are shipped directly from fabric manufacturers to our own manufacturing plants, or directly to third party contractors for garment construction. In these traditional “Cut-Make-Trim” arrangements, we retain ownership of the fabric throughout the manufacturing and finishing process. We use numerous independent manufacturers, principally in Latin America and Asia, for the production and finishing of our garments. We also use contractors who both produce or purchase fabric, sew and finish the garments. These “package” contractors represent a growing portion of our production and enable us to reduce working capital relating to work-in-process inventories. We typically conduct business with our contractors on an order-by-order basis. We inspect fabrics and finished goods as part of our quality control program to ensure that consumers receive products that meet our high standards.

We require all third party contractors who manufacture or finish products for us to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We regularly assess manufacturing and finishing facilities to see if they are complying with our code of conduct. Our program includes periodic on-site facility inspections and continuous improvement activities. We also hire independent monitors to supplement our efforts.

In April 2000, we were named as an additional defendant in a class action suit that was filed by non-resident garment workers, who currently or formerly worked in Saipan (a U.S. commonwealth in the Northern Mariana Islands), against several manufacturers operating on the island. The claims challenge working conditions for the operators in Saipan facilities and allege violation of the Racketeer Influenced and Corrupt Organization Act, the Alien Tort Claims Act and state common and international law. All other defendants settled the lawsuit in September 2002. We have refused to join the settlement as we believe that the allegations about us in the lawsuit are not true and we intend to vigorously defend this case.

Logistics.    We operate dedicated distribution centers in a number of countries and we also outsource distribution activities to third party logistics providers. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers. In the United States, we are entering into an arrangement with a third party logistics provider to operate warehouse facilities at three major U.S. ports of entry. The objective of this arrangement is to improve product flows into, and the efficiency of, our U.S. distribution centers, and to facilitate product warehousing and shipment to mass channel and other customers. We continually explore opportunities in all of our regions to improve efficiencies in both our in-bound and out-bound logistics activities.

Sales, Distribution and Customers

We distribute our products in a wide variety of retail formats around the world including chain and department stores, franchise stores dedicated to our brands, specialty retailers, and, beginning in July 2003, a mass channel retailer in the United States. Our distribution strategy focuses on ensuring that the economics for our retail customers are attractive, that the right products are available and in stock at retail and that our products are presented in ways that enhance brand appeal and attract consumers. This involves:

•	identifying and executing opportunities to broaden our product distribution, such as entering the mass channel;

•	generating better economics for our retail customers by providing market-right products and executing effective pricing, incentive, promotion and service programs;

•	improving our collaborative planning with our retail customers and enhancing our sales teams’ capabilities to help customers achieve better product assortment, improved product availability and inventory management and category growth; and

•	making our products easier to find and easier to buy through new retailing formats, integrated advertising, packaging and point of purchase materials such as in-store graphics and fixtures, and other sales-area upgrades.

Americas

In the Americas, we distribute our products through national and regional chains, department stores, specialty stores and Levi’s® Store retail shops. We have approximately 3,300 retail customers operating more than 20,400 locations in the United States and Canada. Sales of Levi’s® and Dockers® products to our top five and top 10 customers in the United States accounted for approximately 35% and 45% of our total net sales in 2002, and approximately 53% and 69% of our Americas net sales in 2002, as compared to approximately 37% and 47% of our total net sales in 2001, and approximately 55% and 71% of our Americas net sales in 2001. Our top 10 customers in 2002, on both an Americas and total company basis, were (in alphabetical order): Costco Wholesale Corporation, Casual Male Retail Group, Inc. (formerly Designs, Inc.), Dillards, Inc., Federated Department Stores, Inc., Goody’s Family Clothing, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, The May Department Stores Company, the Mervyn’s unit of Target Corporation and Sears, Roebuck & Co. J.C. Penney Company, Inc. is the only customer that represented more than 10% of our total net sales, accounting for approximately 12%, 13% and 12% of our total net sales in 2002, 2001 and 2000, respectively. It is possible that Wal-Mart may become one of our largest customers as a result of purchases of Levi Strauss Signature™ products. We also target limited distribution premium products like Levi’s® Vintage Clothing to independent, image-conscious specialty stores in major metropolitan areas who cater to more fashion-forward, trend-initiating consumers.

We regularly explore entry into new customers and development of new brands and products for both existing and potential customers. For example, during 2002 we entered Pacific Sunwear, a multi-brand specialty store. We also entered a number of image department stores including the Bloomingdales unit of Federated Department Stores, Inc., Neiman Marcus Group Inc., Nordstrom Inc. and Saks Incorporated. In addition, as part of our ongoing effort to build our business, we announced in October 2002 that we will be introducing a new casual clothing brand, the Levi Strauss Signature™ brand, for consumers who shop at mass channel retail stores. We anticipate that the products will be available initially at Wal-Mart locations across the United States beginning in July 2003.

Europe

Our European customers include large department stores, such as Corte Ingles in Spain, Galeries Lafayette in France and Karstadt/Hertie in Germany; dedicated, single-brand Levi’s® Store and Dockers® Store retail shops; mail-order accounts; and a substantial number of independent retailers operating either a single or small group of jeans-focused stores or general clothing stores. During 2002, nearly half our European sales were by these independent retailers, who are under increasing pressure from both vertically integrated specialty stores and department stores. The more varied and fragmented nature of European retailing means that we are less dependent on major customers than we are in the United States. In 2002, our top 10 European customers accounted for approximately 11% of our total European net sales.

Asia Pacific

During 2002, in Asia Pacific we generated over half of our sales through the specialty store channel, which includes multi-brand as well as independently owned Levi’s® Store retail shops. The rest of our products are sold through department stores and general merchandise stores. As in Europe, the varied and fragmented nature of Asian retailing means we are less dependent on individual customers in the region. Our Asia Pacific business is heavily weighted toward Japan, which represented approximately 53% of our 2002 net sales in the region.

Dedicated Stores

We have a network of approximately 900 franchised or other independently owned stores selling Levi’s® brand or Dockers® brand products under the “Original Levi’s® Store,” “Levi’s® Store,” “Selvedge” and “Dockers®” Store names in Europe, Asia, Canada and Latin America. These dedicated-format stores are strategically important as vehicles for demonstrating the breadth of our product line, enhancing brand image and generating sales. These stores also are an important distribution channel in newer and smaller markets in Eastern Europe, Asia Pacific and Latin America. We own and operate a small number of stores dedicated to the Levi’s® brand, including stores in the United States located in New York, Chicago, Orange County (near Los Angeles), San Francisco, San Diego, Boston and Seattle and in Europe in London, Milan, Paris and Berlin. Sales from company-owned stores represented approximately 1% of our total net sales for 2002.

We also own in the United States and Japan, and license third parties in the United States and abroad to operate, outlet stores for the disposition of closeout, irregular and return goods. Sales through our outlet channels in the United States represented less than 5% of our total net sales in 2002. We use the outlet store channel to support our brands by moving closeout and irregular goods as quickly as possible through the stores and by reducing the flow of goods to channels that are not consistent with our brand image and distribution strategies.

Internet

We operate websites devoted to the Levi’s® and Dockers® brands as marketing vehicles to enhance consumer understanding of our brands. We do not sell products directly to consumers through these internet websites. In the United States, our products are currently sold online through specifically authorized third party internet sites that meet our standards, such as www.macys.com, operated by Federated Department Stores, Inc., www.jcpenney.com and www.kohls.com, and visitors can link to authorized on-line retailers through our sites. In Canada and Europe, authorized dealers and mail order accounts who meet our standards relating to customer service, return policy, site content, trademark use and other matters may sell our products to consumers through their own internet sites.

Advertising and Promotion

We make substantial expenditures on advertising, retail and promotion activities in support of our brands to increase consumer relevance and to drive consumer demand. We expensed approximately $307.1 million, or 7.4% of total net sales, in 2002 on these activities. We advertise through a broad mix of media, including television, national publications, billboards and other outdoor vehicles. We execute region-specific marketing programs that are based on globally consistent brand values. This approach allows us to achieve consistent brand positioning while giving us flexibility to optimize program execution in local markets.

Our marketing strategy focuses on:

•	developing clear consumer value propositions for product development and messaging in order to differentiate our brands and products;

•	developing integrated marketing programs that effectively coordinate product launches and promotions with specific traditional and non-traditional advertising and retail point of sales activities;

•	creating superior quality, product-focused advertising; and

•	enhancing presentation of product at retail through innovative merchandising.

We also use less traditional marketing vehicles, including event and music sponsorships, product placement in television shows, music videos and films and alternative marketing techniques, including street-level and nightclub events and similar targeted, small-scale activities. In 2002, our marketing activities have included: “Levi’s® Girlfriends,” the brand’s first major campaign aimed at women in Europe, conducted in collaboration with MTV and Sony; “Dockers® Defender of the Week,” an integrated marketing program with Fox Sports; and tie-ins between the Levi’s® brand in Korea and the World Cup and Korean soccer star Song Chong Gug.

Competition

The worldwide apparel industry is highly competitive and fragmented. In all three of our regional markets we compete with numerous branded manufacturers, retailer private labels, designers and vertically integrated specialty store retailers.

The success of our business depends, in part, on our ability to:

•	develop products with innovative fits, finishes, fabrics and performance features;

•	anticipate and respond to changing consumer demands in a timely manner;

•	offer attractively priced products;

•	maintain favorable brand recognition;

•	generating better economics for our retail customers by providing market-right products and executing effective pricing, incentive, promotion and service programs;

•	ensure product availability through effective planning and replenishment collaboration with retailers;

•	provide strong and effective marketing support; and

•	obtain sufficient retail floor space and effective presentation of products at retail.

We believe our competitive strengths include:

•	strong worldwide brand recognition;

•	competitive product innovation, quality and value;

•	long-standing relationships with leading retailers worldwide;

•	our network of franchised and other dedicated retail shops in Europe, Asia, Canada and Latin America; and

•	our commitment to ethical conduct and social responsibility.

Americas

We face intense competition across all of our brands from vertically integrated specialty stores, mass merchants, retailer private labels, designer labels and other branded labels. We sell both basic and fashion-oriented products under the Levi’s® and Dockers® brands to retailers in diverse channels across a wide range of retail price points. As a result, we face a wide range of competitors, including:

•	other jeanswear manufacturers, including VF Corporation, marketer of the Wrangler, Lee and Rustler brands;

•	fashion-oriented designer apparel marketers, including Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess?, Inc. and Tommy Hilfiger Corp.;

•	vertically integrated specialty stores, including Gap Inc., Abercrombie & Fitch, American Eagle Outfitters Inc., J. Crew and Eddie Bauer, Inc.;

•	fashion-forward jeanswear brands that appeal to the youth market including L.E.I., MUDD, FUBU, Lucky and Diesel brands, among others;

•	casual wear manufacturers, including Haggar Corp., Liz Claiborne, Inc., Jones New York and TSI International, maker of Savane and Farah products;

•	retailer private labels, including J.C. Penney’s Arizona brand and Sears, Roebuck & Co.’s Canyon River Blues and Canyon River Khakis brands; and

•	exclusive labels developed and sold by mass merchants, including Wal-Mart, Target Corporation and Kmart Corporation.

Europe

While there is no one single brand with a strong presence across the entire European region, strong local brands and retailers exist in certain markets, including Diesel, G-Star and Miss Sixty. Our most significant competitors are vertically integrated specialty retailers, such as Zara, Hennes & Mauritz AB, Next and Celio. Athletic wear companies such as Adidas-Salomon AG also offer competitive products and are an increasing force in the European market. Companies based in the United States, such as Gap, Inc. and VF Corporation also compete in Europe. The casual apparel market in Europe is fragmented and there is currently no significant pan-European branded competitor of our Dockers® brand in Europe.

Asia Pacific

Japan continues to be our largest market in Asia Pacific, representing approximately 53% of regional net sales in 2002. Asia Pacific is a fragmented market with no strong pan-regional competitor. Competitors in the jeanswear market consist of regional brands, such as Edwin, Something and Bobson in Japan, and U.S. brands, such as Gap, Inc., VF Corporation and Earl Jeans. We also face competition from vertically integrated specialty stores, such as UNIQLO and Giordano. Athletic wear companies such as Adidas-Salomon and Nike, Inc. compete in tops and casual pants.

Trademarks

Substantially all of our global trademarks are owned by Levi Strauss & Co. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. Levi’s®, Dockers®, Levi Strauss Signature™, Silvertab®, 501®, Slates®, the Wings and Anchor Design, the Arcuate Stitching Design, the Tab Device and the Two Horse® design are among our core trademarks. We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured and/or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks and initiating litigation as necessary. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world. We grant licenses to other parties to manufacture and sell products with our trademarks in product categories and in geographic areas in which we do not operate.

Seasonality and Backlog

Although the fourth quarter is typically our highest sales quarter, our sales do not vary substantially by quarter in any of our three regions, as the apparel industry has become less seasonal due to more frequent selling seasons and offerings of both basic and fashion oriented merchandise throughout the year.

All of our orders are subject to cancellation. As a result, our order backlog may not be indicative of future shipments.

Government Regulation

Our operations are subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country. We continuously monitor these trade-related matters pending with the U.S. government for potential positive or negative effects of these matters on our business. Imported products are also subject to customs duties which can represent a significant portion of the cost of the merchandise.

In addition, we are subject to regulation by the Federal Trade Commission in the United States relating principally to the labeling and advertising of our products. We are also subject to federal, state, local and foreign laws and regulations affecting our business, including, in the United States, those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and comparable laws abroad. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not expect any significant capital expenditures for environmental matters in the near future.

Social Responsibility

We have a long-standing corporate culture characterized by ethical conduct and social responsibility. Our culture and our core values are reflected in policies and initiatives that we believe distinguish us from others in the apparel industry. We were a pioneer in many social and cultural areas:

•	We were the first multinational apparel company to develop a comprehensive code of conduct for our contract manufacturers intended to ensure that workers making our products anywhere in the world would do so in safe and healthy working conditions and be treated with dignity and respect.

•	Our commitment to social justice is highlighted by a unique initiative that addresses racial prejudice and seeks to improve race relations by supporting community organizations working together to eliminate racism.

•	We were among the first companies to offer employee benefits such as flexible time-off policies and domestic partner benefits.

•	We have been a leader in promoting HIV/AIDS awareness and education since 1982.

•	We responded immediately to the needs of those affected by the tragedies of the terrorist attacks on September 11, 2001 by providing grants to numerous agencies and providing product donations for the rescue workers.

•	We conducted our third annual Volunteer Day in 2002 and expanded it across the United States, Canada and some parts of Latin America and Asia. More than 2,300 employees volunteered for over 10,000 hours of community service benefiting 66 non-profit agencies.

Our strong commitment to workers rights is reflected in our history of public advocacy for responsible trade policies. In 2001, we expressed our support for incorporating workplace standards and workers rights provisions within the context of trade agreements to members of the U.S. Congress, the U.S. Trade Representative and various other government entities.

We are active in the communities where we have a presence. Together with the Levi Strauss Foundation, we contributed $13.7 million during 2002 to community agencies in over 40 countries to support employee volunteerism and programs to advance HIV/AIDS prevention and care, economic development opportunities for women and youth and access to education. In addition, we support approximately 70 community involvement teams worldwide that facilitate employee volunteerism and raise funds for community projects.

Employees

As of November 24, 2002, we employed approximately 12,400 people, approximately 4,770 of whom were located in the United States. Most of our production and distribution employees in the United States are covered by various collective bargaining agreements. Outside the United States, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We consider our relations with our employees to be good and have not recently experienced any material job actions or labor shortages.

Item 2.     PROPERTIES

Properties

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about manufacturing, finishing and distribution facilities and other key operating properties in use as of November 24, 2002 is summarized in the following table:

Location	Primary Use	Leased/Owned
United States
Little Rock, AR	Distribution	Owned
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
San Antonio, TX	Finishing	Owned
San Antonio, TX	Manufacturing	Owned
Westlake, TX	Data Center	Leased

Other Americas
Buenos Aires, Argentina	Distribution	Leased
Etobicoke, Canada	Distribution	Owned
Stoney Creek, Canada	Manufacturing	Owned
Brantford, Canada	Finishing	Leased
Edmonton, Canada	Manufacturing	Leased
Naucalpan, Mexico	Distribution	Leased

Europe
Schoten, Belgium	Distribution	Leased
Les Ulis, France	Distribution	Leased
Heustenstamm, Germany	Distribution	Owned
Kiskunhalas, Hungary	Manufacturing, Finishing and Distribution	Owned
Milan, Italy	Distribution	Leased
Amsterdam, Netherlands	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased
Warsaw, Poland	Distribution	Leased
Northhampton, U.K	Distribution	Owned
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Sabedell, Spain	Distribution	Leased
Bonmati, Spain	Manufacturing	Owned
Olvega, Spain	Manufacturing	Owned
Helsingborg, Sweden	Distribution	Owned
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned

Asia Pacific
Adelaide, Australia	Manufacturing and Distribution	Leased
Dongguan, China	Manufacturing	Leased
Karawang, Indonesia	Finishing	Leased
Hiratsuka Kanagawa, Japan	Distribution	Owned
Makati, Philippines	Manufacturing	Leased

Our global headquarters and the headquarters of our Americas business are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore. We also lease or own 94 administrative and sales offices in 35 countries, as well as lease a small number of warehouses in 4 countries.

In addition, we have 53 company-operated retail and outlet stores in leased premises in 10 countries. We have 20 stores in the Americas region, 28 stores in the Europe region and 5 stores in the Asia Pacific region. In 2002, we opened 5 company-operated stores and closed 10 stores. We also own or lease several facilities we formerly operated and have closed.

Item 3.     LEGAL PROCEEDINGS

In the ordinary course of business, we have pending various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial position or results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during our 2002 fiscal fourth quarter.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Our shares of common stock are held by members of the families of several descendants of our founder, Levi Strauss, and by several former members of our management. There is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Peter E. Haas, Sr., Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

Our common stock, as noted, and the voting trust certificates, are not publicly held or traded. All shares and the voting trust certificates are subject to a stockholders’ agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to us. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares, certificates or other access to liquidity. The scheduled expiration date of the stockholders’ agreement is five years later than that of the voting trust agreement in order to permit an orderly transition from effective control by the voting trust trustees to direct control by the stockholders.

We may hold “annual stockholders’ meetings” to which all voting trust certificate holders are invited to attend. These meetings are not a “meeting of stockholders” in the traditional corporate law sense; under the voting trust agreement, the trustees, not the voting trust certificate holders, elect the directors and vote the shares on most other corporate matters. In addition, the meetings are not official formal meetings, under the voting trust agreement, of the voting trust certificate holders. Instead, these annual gatherings are opportunities for the voting trust certificate holders to interact with the board of directors and management and to learn more about our business.

(b)  As of January 1, 2003, there were 167 record holders of voting trust certificates.

(c)  We did not declare or pay any dividends in our two most recent fiscal years. Our current bank credit facility prohibits our declaring or paying any dividends without first obtaining consents from our lenders. In addition, in January 2001 and December 2002 we entered into indentures relating to our 11.625% senior notes due 2008 and 12.25% senior notes due 2012, respectively, that limit our paying any dividends. For more detailed information about our bank credit facilities and senior notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes to Consolidated Financial Statements.

Item 6.     SELECTED FINANCIAL DATA

The following table summarizes our selected financial data. The following selected statements of income data and cash flow data for 2002 and the consolidated balance sheet data of such period is derived from our financial statements that have been audited by KPMG LLP. The following selected statements of income data and cash flow data for 2001, 2000, 1999 and 1998 and the consolidated balance sheet data of such periods are derived from our financial statements that have been audited by Arthur Andersen LLP, independent public accountants. For a discussion of the risks relating to Arthur Andersen LLP’s audit of our financial statements, please see “Factors That May Affect Future Results—Risks relating to Arthur Andersen LLP.”

The financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes to those financial statements, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

	Year Ended
	November 24, 2002	November 25, 2001	November 26, 2000	November 28, 1999	November 29, 1998
	(Dollars in Thousands)
Statements of Income Data:
Net sales	$4,136,590	$4,258,674	$4,645,126	$5,139,458	$5,958,635
Cost of goods sold	2,451,785	2,461,198	2,690,170	3,180,845	3,433,081

Gross profit	1,684,805	1,797,476	1,954,956	1,958,613	2,525,554
Marketing, general and administrative expenses	1,332,798	1,355,885	1,481,718	1,629,845	1,834,058
Other operating (income)	(34,450)	(33,420)	(32,380)	(24,387)	(25,310)
Restructuring charges, net of reversals(1)	124,595	(4,286)	(33,144)	497,683	250,658
Global Success Sharing Plan(2)	—	—	—	(343,873)	90,564

Operating income	261,862	479,297	538,762	199,345	375,584
Interest expense	186,493	230,772	234,098	182,978	178,035
Other (income) expense, net	25,411	8,836	(39,016)	7,868	34,849

Income before taxes	49,958	239,689	343,680	8,499	162,700
Income tax expense	24,979	88,685	120,288	3,144	60,198

Net income	$24,979	$151,004	$223,392	$5,355	$102,502

Statements of Cash Flow Data:
Cash flows from operating activities	$191,748	$141,900	$305,926	$(173,772)	$223,769
Cash flows from investing activities	(59,353)	(17,230)	154,223	62,357	(82,707)
Cash flows from financing activities	(140,316)	(139,890)	(527,062)	224,219	(194,489)
Balance Sheet Data:
Cash and cash equivalents	$96,478	$102,831	$117,058	$192,816	$84,565
Working capital	574,103	651,256	555,062	770,130	637,801
Total assets	3,017,284	2,983,486	3,205,728	3,670,014	3,867,757
Total debt	1,846,977	1,958,433	2,126,430	2,664,609	2,415,330
Stockholders’ deficit(3)	(995,584)	(935,943)	(1,098,573)	(1,288,562)	(1,313,747)
Other Financial Data:
EBITDA before net restructuring charges and related expenses(4)	$507,077	$555,630	$596,599	$473,257	$845,579
Capital expenditures	59,088	22,541	27,955	61,062	116,531

(1)	We reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives executed since 1997, including closing 37 of our owned and operated production and finishing facilities worldwide and reducing the number of our employees worldwide by approximately 23,600. Due to lower than anticipated costs, we reversed reserve balances relating to these activities of $27.1 million, $26.6 million, and $33.1 million in 2002, 2001 and 2000, respectively. During the period 1997 to 1999 we did not record any reversals to the restructuring reserves.

(2)	In 1996, we adopted a Global Success Sharing Plan that provided for cash payments to our employees in 2002 if we achieved pre-established financial targets. We recognized and accrued expenses in 1996, 1997 and 1998 for the Global Success Sharing Plan. During 1999, we concluded that, based on our financial performance, the targets under the plan would not be achieved. As a result, in 1999 we reversed into income $343.9 million of expenses that had been accrued in prior years, less related miscellaneous expenses, and we did not recognize any expense in 2000, 2001 or 2002. Consequently, no cash payments were, or will be, made under the Global Success Sharing Plan.

(3)	Stockholders’ deficit resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement.

(4)	EBITDA before net restructuring charges and related expenses equals net income before interest expense, income tax expense, depreciation and amortization, other (income) expense, net, net charges associated with our restructuring activities discussed in note (1) above, restructuring related expenses, and charges and reversals associated with our Global Success Sharing Plan discussed in note (2) above. “Restructuring related expenses” is a defined term under our 2001 bank credit facility and consists of expenses incurred in connection with our restructuring initiatives, primarily for workers’ compensation and pension enhancement in the United States, and are not included in restructuring charges, net of reversals line item in our consolidated financial statements. In 2002, we added back restructuring related expenses in calculating EBITDA before net restructuring charges and related expenses for purposes of calculating covenant compliance under our 2001 bank credit facility, and in 2003 it will also be added back under our 2003 bank credit facility. We recorded restructuring related expenses in cost of goods sold.

We believe that our investors find EBITDA before net restructuring charges and related expenses to be a useful analytical tool for measuring our ability to service our debt and for measuring our ability to generate cash for other purposes. In 2002, EBITDA before net restructuring charges and related expenses was the primary basis on which financial covenants were measured under our 2001 bank credit facility. EBITDA before net restructuring charges and related expenses is a non-GAAP measure and should not be considered in isolation from, and is not intended to represent an alternative measure of, operating income or cash flow or any other measure of performance determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA before net restructuring charges and related expenses differently, and our EBITDA before net restructuring charges and related expenses calculations are not necessarily comparable with similarly titled figures for other companies.

The calculation for EBITDA before net restructuring charges and related expenses is shown below:

	Year Ended
	November 24, 2002	November 25, 2001	November 26, 2000	November 28, 1999	November 29, 1998
	(Dollars in Thousands)
Net income	$24,979	$151,004	$223,392	$5,355	$102,502
Interest expense	186,493	230,772	234,098	182,978	178,035
Income tax expense	24,979	88,685	120,288	3,144	60,198
Depreciation and amortization	71,071	80,619	90,981	120,102	128,773
Other (income) expense, net	25,411	8,836	(39,016)	7,868	34,849
Restructuring charges, net of reversals	124,595	(4,286)	(33,144)	497,683	250,658
Restructuring related expenses	49,549	*	*	*	*
Global Success Sharing Plan	—	—	—	(343,873)	90,564

EBITDA before net restructuring charges and related expenses	$507,077	$555,630	$596,599	$473,257	$845,579

*	We did not separately identify restructuring related expenses until 2002.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this report, certain matters discussed in this report, including (without limitation) statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changes in the level of consumer spending or preferences in apparel;

•	changing domestic and international retail environments;

•	dependence on key distribution channels, customers and suppliers;

•	risks related to our expected entry into the U.S. mass channel retail market;

•	the impact of competitive products and other competitive pressures in the apparel industry;

•	changing fashion trends;

•	our supply chain executional performance;

•	risks related to the impact of consumer and customer reactions to new products;

•	the effectiveness of our promotion and incentive programs with retailers;

•	conditions in the bank loan and capital markets;

•	trade restrictions and tariffs; and

•	political or financial instability in countries where our products are manufactured.

For more information on these and other factors, see “Factors That May Affect Future Results.” We caution you to not place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report.

Overview

From 1998 to 2002, we experienced a decrease in net sales from $6.0 billion to $4.1 billion due to both industry-wide and company-specific factors. Industry-wide factors included changing customer preferences and weak economies and retail markets. Company-specific factors included brand equity erosion, insufficient product innovation, poor presentation of our product at retail, operational problems in our supply chain and weakness in our key distribution channels.

In response, we have completed several significant strategic, operational and management initiatives, including closing 37 of our owned and operated production and finishing facilities worldwide, shifting the vast majority of our production to independent contract manufacturers, putting in place a new management team, overhauling our product lines and introducing new products, improving our relationships with retailers, broadening our product availability, improving our operational processes and implementing a new operating model based on disciplined and integrated planning and execution.

We believe that through these initiatives we have successfully gained control of our business and are in the process of stabilizing and positioning our company to resume profitable growth. Our actions have enabled us to strengthen the overall financial health of the company. We have:

•	reduced our total debt as of fiscal year end 2002 by more than $800 million since the end of 1999;

•	achieved positive quarterly net sales growth on a constant currency basis for the last two quarters of 2002 compared to the same quarters in the prior year, despite continued weak economic and retail conditions worldwide; and

•	lowered our cost of goods sold and operating expenses, while increasing the variability of these costs.

In October 2002, we announced that we will be introducing a new casual clothing brand, the Levi Strauss Signature™ brand. We created the brand for value-conscious consumers who shop in mass channel retail stores. The Levi Strauss Signature™ brand will initially feature a range of denim and non-denim pants and shirts as well as denim jackets. We anticipate that the products will be available initially at Wal-Mart locations across the United States beginning in July 2003.

Results of Operations

The following table summarizes, for the periods indicated, selected items in our consolidated statements of income, expressed as a percentage of net sales (amounts may not total due to rounding).

	Year Ended
	November 24, 2002	November 25, 2001	November 26, 2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.3	57.8	57.9

Gross profit	40.7	42.2	42.1
Marketing, general and administrative expenses	32.2	31.8	31.9
Other operating (income)	(0.8)	(0.8)	(0.7)
Restructuring charges, net of reversals	3.0	(0.1)	(0.7)

Operating income	6.3	11.3	11.6
Interest expense	4.5	5.4	5.0
Other (income) expense, net	0.6	0.2	(0.8)

Income before taxes	1.2	5.6	7.4
Income tax expense	0.6	2.1	2.6

Net income	0.6%	3.5%	4.8%

Net Sales Segment Data:
Geographic
Americas	65.1%	67.1%	67.8%
Europe	26.4	25.0	23.8
Asia Pacific	8.5	7.9	8.4

Year Ended November 24, 2002 as Compared to Year Ended November 25, 2001

Consolidated Net Sales.    Net sales in 2002 decreased 2.9% to $4,136.6 million, as compared to $4,258.7 million in 2001. If currency exchange rates were unchanged from 2001, net sales would have decreased approximately 3.2% for 2002 compared to 2001. The decrease primarily reflected the impact of the weak retail and economic climates in many of the markets in which we operate. In the first half of 2002 we were in the early stages of introducing many of the products and programs whose marketplace impact we believed would increase over time. In the second half of 2002, net sales stabilized as these products and programs began to take hold.

Despite the continuation of weak economic and retail conditions in most major markets around the world, we anticipate that 2003 constant currency net sales will increase between 2% to 5% compared to 2002. We expect to continue expanding our reach to a broad range of consumers in 2003, including the faster growing women’s market, by offering relevant products at a wide range of price points. We introduced Levi’s® Type 1™ jeans, a modern interpretation of the quintessential Levi’s® jeans, in Asia Pacific in late 2002 and in Europe and the United States in January 2003. In addition, we will be introducing the Levi Strauss Signature™ brand, which we expect to be available at Wal-Mart locations across the United States beginning in July 2003. We anticipate that the majority of our net sales growth in 2003 will be in the second half of the year as we continue to build our core business with new fabrics, fits and finishes and launch the Levi Strauss Signature™ brand.

Americas Net Sales.    In the Americas, net sales in 2002 decreased 5.7% to $2,692.1 million, as compared to $2,856.1 million in 2001. If currency exchange rates were unchanged from 2001, net sales would have decreased approximately 4.9% for 2002 compared to 2001. This decrease primarily reflected the challenging U.S. retail and economic climate. The decline was mitigated by a number of factors in the Americas that continued to improve and have a positive impact during the year. These factors include:

•	positive reactions from both retailers and consumers to our overhauled product lines, including new fits, fabrics and finishes in core products;

•	a revitalized women’s jeans product line, including Levi’s® Superlow jeans;

•	new market leading innovations, such as Dockers® Go! Khakis™ with Stain Defender;

•	more effective product-focused advertising; and

•	new retailer programs resulting in improved economics for our customers, including lower wholesale prices on selective products, volume incentives, and better service.

We regularly explore entry into new customers and development of new brands and products for both existing and potential customers. For example, we entered Pacific Sunwear, a multi-brand specialty store, and entered a number of image department stores including the Bloomingdales unit of Federated Department Stores, Inc., Nordstrom Inc. and Saks Incorporated.

Europe Net Sales.    In Europe, net sales in 2002 increased 2.5% to $1,093.1 million, as compared to $1,066.3 million in 2001. On a constant currency basis, net sales would have decreased 1.4% for 2002, compared to 2001. Net sales reflected a competitive and challenging marketplace, particularly in the United Kingdom, Italy and Germany where we experienced weak consumer demand, high retail inventories and increasing apparel price deflation. We stabilized our performance in Europe despite the challenging economic environment by taking various actions including:

•	introduction of new products and finishes, such as the “Shaped and Worn” vintage-inspired jeans products;

•	the roll-out of lower entry-priced products in both the Levi’s® and Dockers® brands;

•	wholesale price reductions on selective products;

•	aggressive promotions of 501® and 525™ jeans in core finishes; and

•	the continued upgrade of the presentation of our products at retail.

Asia Pacific Net Sales.    In our Asia Pacific region, net sales in 2002 increased 4.5% to $351.4 million, as compared to $336.2 million in 2001. If exchange rates were unchanged from 2001, net sales would have increased approximately 6.4% for 2002 compared to 2001. Sales growth reflected the positive impact of our product innovation, marketing programs and improved retail distribution in an environment characterized by economic weakness and apparel price deflation across much of the region.

In Japan, which accounted for approximately 53% of our business in Asia during 2002, net sales in 2002 increased approximately 4.0% compared to the prior year period on a constant currency basis. The results in Japan reflected the positive impact of our premium and super premium product lines, entry into the standard or lower priced segment, and the opening of additional independently-owned retail stores dedicated to the Levi’s® brand.

Gross Profit.    Gross profit in 2002 was $1,684.8 million compared to $1,797.5 million in 2001. Gross margin decreased in 2002 to 40.7%, as compared to 42.2% in 2001.

Gross margin in 2002 was adversely affected by expenses of $49.5 million associated with plant closures in the United States and Scotland. Most of those expenses were for workers’ compensation and pension enhancements in the United States. Excluding these restructuring related expenses, gross margin for 2002 would have been 41.9% compared to 42.2% for 2001.

Our gross margins benefited from our lower sourcing and fabric costs and the favorable impact of foreign currency movements as well as lower inventory markdown expenses. Negatively affecting our margins were retailer promotions and incentives in the United States, which were recorded as a reduction of net sales, selective wholesale price reductions in the United States and Europe, entry into lower priced segments in all regions, and more expensive finishes, particularly in Europe.

Our largest supplier, Cone Mills Corporation, has been the sole supplier of the denim used worldwide for our 501® jeans. On May 13, 2002, we amended the exclusivity and requirements features of our supply agreement with Cone Mills. The amendment provides that, after March 30, 2003, we may purchase these denims from other suppliers and Cone Mills may sell these denims to other customers. The amendment also allows us to purchase these denims for our European business from non-U.S. sources prior to March 30, 2003 if the European Union implements significant tariffs against U.S. produced denim. The amendment does not change any other provisions of the supply agreement.

For 2003, we expect gross margins in the range of 40% to 42%. This range reflects cost savings associated with our 2002 plant closures. We plan to use these savings to provide our retail customers with better margins, while also investing in our products. In addition, our expected gross margins for 2003 do not reflect postretirement medical benefits related to manufacturing employees. Because we have closed most of our manufacturing plants, we will reflect these costs in marketing, general and administrative expenses starting in 2003.

Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead. Cost of goods sold also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities as these costs vary with product volume. We include substantially all the costs related to receiving and inspection at distribution centers, warehousing and other activities associated with our distribution network in marketing, general and administrative expenses. Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network in cost of goods sold.

Marketing, general and administrative expenses.    Marketing, general and administrative expenses in 2002 decreased 1.7% to $1,332.8 million compared to $1,355.9 million in 2001. These expenses as a percentage of sales in 2002 increased to 32.2% compared to 31.8% in 2001. The dollar decrease in marketing, general and administrative expenses in 2002 was primarily due to lower advertising expense and our continuing cost containment efforts, partially offset by higher employee incentive plan accruals. In addition, expenses in 2001 included a reversal of prior period accruals, in the amount of $18.0 million, associated with an employee long-term incentive plan as a result of changes in employee turnover assumptions based on actual experience.

Advertising expense in 2002 decreased 14.0% to $307.1 million, as compared to $357.3 million in 2001. Advertising expense as a percentage of sales in 2002 decreased to 7.4%, as compared to 8.4% in 2001. The decrease in advertising expense reflected lower media costs and our strategic decision to shift some of our U.S. advertising spending into sales incentive programs with retailers. The cost of those programs was recorded as a reduction of net sales. Cooperative advertising expense for 2002 and 2001 was $3.9 million and $21.5 million, respectively.

Marketing, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $183.7 million and $182.0 million for 2002 and 2001, respectively.

We expect marketing, general and administrative expenses as a percent of net sales for 2003 to be in the range of 32% to 34%, up slightly from 2002. This reflects increased costs for the sales, marketing and supply chain functions associated with our entry into the mass channel. We also expect advertising and promotion expenses to be higher than 2002, reflecting our ongoing commitment to investing in product and marketing for the Levi’s® Red Tab™ jeans business, but we expect expenses to remain at 7% to 8% of net sales. In addition, due to closing most of our manufacturing plants, marketing, general and administrative expenses for 2003 will reflect the inclusion of postretirement medical benefits related to manufacturing employees. In 2002 and prior years, we recorded these expenses in cost of goods sold.

We expect to record in the first quarter of 2003 a non-cash charge of approximately $20 million relating to a cumulative effect of a change in accounting for rent expense. We believe that the cumulative effect of the non-cash charge is not material to our historical operations in any period or to the trend of reported results of operations. In addition, we will discontinue amortization expense, a non-cash charge, for our goodwill and trademarks due to a new accounting standard effective the first quarter of 2003.

Other operating income.    Royalty income in 2002 increased to $34.5 million as compared to $33.4 million in 2001. The increase reflected an expansion of licensed accessory categories.

Restructuring charges, net of reversals.    In 2002, we recorded charges of $151.7 million associated with plant closures in the United States and Scotland and a restructuring initiative in Europe. These charges were offset by reversals of $27.1 million in 2002, based on updated estimates. In 2001, we reversed charges of $26.6 million primarily due to updated estimates related to prior years’ restructuring initiatives. This reversal was offset by recorded charges of $22.4 million associated with various overhead restructuring initiatives in 2001 that resulted in workforce reductions in the United States and Japan. (See “Restructuring Charges” below.)

Operating income.    Operating income in 2002 was $261.9 million, as compared to $479.3 million in 2001. This decrease was primarily due to lower gross profit and the net restructuring charge of $124.6 million. This decrease was slightly offset by lower marketing, general and administrative expenses.

Interest expense.    Interest expense in 2002 decreased 19.2% to $186.5 million, as compared to $230.8 million in 2001. This lower interest expense was primarily due to lower average debt levels combined with lower market interest rates. In addition, interest expense in 2001 included the write-off of fees totaling $10.8 million related to our prior credit agreement dated January 31, 2000. We replaced that credit agreement with a new credit facility on February 1, 2001. The weighted average cost of borrowings for 2002 and 2001 was 9.14% and 9.47%, respectively, excluding the write-off of fees.

Other (income) expense, net.    Other (income) expense, net in 2002 was a net expense of $25.4 million, as compared to a net expense of $8.8 million for the same period in 2001. This increase in net expense was primarily due to higher net losses from derivative instruments used for foreign currency management activities, including sourcing, that do not qualify for hedge accounting. The increase in net expense was partially offset by a refund for a legal settlement associated with custom duties in Mexico and the related interest income on the refund.

Income tax expense.    At November 24, 2002, we calculated that our effective income tax rate for 2002 was 50% compared to 37% for 2001. The increase in our annual effective income tax rate was primarily due to the combined effects of the computational impact of expenses not deductible for tax purposes and lower earnings for 2002 resulting from the restructuring charges and related expenses. Income tax expense in 2002 was $25.0 million compared to $88.7 million in 2001.

We reached a settlement on most issues with the Internal Revenue Service during 2002 in connection with the examination of our income tax returns for the years 1990 to 1995. We have completed an evaluation of the impact of this settlement on our deferred tax assets as well as accrued taxes and long-term tax liabilities. As a result of this review, we reclassified approximately $90.0 million from long-term liabilities to accrued taxes to reflect the estimated impact of the settlement and our deferred tax assets were increased for Internal Revenue Service audit adjustments for benefits reversing in future years. Our consolidated U.S. income tax returns for 1996 to 1999 are under examination by the Internal Revenue Service. We expect this examination to be completed by early 2004.

Net income.    Net income in 2002 was $25.0 million compared to $151.0 million in 2001. The decrease in 2002 was primarily attributable to lower earnings resulting from the net restructuring charges of $124.6 million and related expenses of $49.5 million, lower net sales and higher net losses from derivative instruments in 2002. The impact of these factors was partially offset by lower interest expense and lower marketing, general and administrative expenses.

Year Ended November 25, 2001 as Compared to Year Ended November 26, 2000

Consolidated Net Sales.    Total net sales in 2001 decreased 8.3% to $4.3 billion, as compared to $4.6 billion in 2000. If currency exchange rates were unchanged from the prior year period, net sales for 2001 would have declined approximately 6.5%. This decrease reflected volume declines primarily due to weak economies and retail markets in the United States and Japan and the impact of a weaker euro and yen.

Although year over year total net sales continued to decline, the rate of decline narrowed to 8.3% in 2001 as compared to 9.6% in 2000 and 13.7% in 1999. We believed that the narrowed sales decline, in view of the then current economic and retail environment, reflected ongoing progress in our business turnaround and efforts to improve performance.

We anticipated difficult retail and economic conditions to continue into 2002, along with the need for continued executional improvements, including greater focus on core products and innovation to the U.S. product line. As a result, in 2001, we believed our 2002 constant currency net sales would decline in the low single digits and we planned our production and operating expenses accordingly.

Americas Net Sales.    In the Americas, net sales in the United States accounted for approximately 93% of our Americas net sales in 2001. Net sales in the Americas decreased 9.3% to $2.9 billion, as compared to $3.1 billion in 2000, due primarily to a drop in volume. This decrease was primarily attributable to the weak economy and retail apparel market in the United States. We believed retailers were reducing their open-to-buy and overall inventory levels in response to economic uncertainty and our improved ability to deliver products on time. Where we introduced updated and relevant products, such as our Levi’s® Superlow jeans and Dockers® Mobile™ pant, supported by the right advertising and retail programs, our data showed improved sell-through to consumers. Our performance in the United States also reflected our targeted retailer promotions and incentives that drove sales volumes during the fourth quarter of 2001.

Europe Net Sales.    In Europe, net sales decreased 3.5% to $1.07 billion, as compared to $1.1 billion in 2000. The small decrease in net sales was primarily due to the effects of translation to U.S. dollar reported results. If exchange rates were unchanged from the prior year period, net sales would have increased by approximately 0.7% in 2001 compared to the prior year period. In 2001, we believed the constant currency results indicated that our business in Europe was beginning to stabilize as indicated by modest growth in net sales on a constant currency basis for the last three consecutive quarters of 2001 compared to 2000. We believed this reflected the impact of our updated and innovative products, retail presentation programs and improved delivery performance in the region for 2001.

Asia Pacific Net Sales.    In the Asia Pacific region, net sales decreased 14.3% to $336.2 million, as compared to $392.4 million in 2000. If exchange rates were unchanged from the prior year period, the reported net sales decrease would have been approximately 5.0% in 2001 compared to the prior year period. The decrease was primarily driven by the economic uncertainty in Japan and the effects of translation to U.S. dollar reported results. In Japan, which accounted for approximately 55% of our business in Asia in 2001, difficult business conditions resulted in the loss of some key customers due to retail consolidation, closure of retail store locations and bankruptcies. Except for Japan, our net sales in Asia Pacific increased for 2001 compared to 2000.

Gross profit.    Gross profit in 2001 of $1.8 billion was 8.1% lower than the same period in 2000. Gross profit as a percentage of net sales, or gross margin, was essentially unchanged, increasing slightly to 42.2% in 2001, as compared to 42.1% in 2000. The increase in margin was due to lower sourcing and fabric costs and reduced inventory markdowns. We value inventories at the lower of average cost or market value and include materials, labor and manufacturing overhead. In determining inventory values, we give substantial consideration to the expected product selling price. These items were somewhat offset by costs associated with production down-time taken in our plants in response to the weak retail market in 2001, as well as costs due to a product recall in Europe. The Caribbean Basin Initiative trade act was a key reason for the sourcing cost improvements.

Marketing, general and administrative expenses.    Marketing, general and administrative expenses for 2001 decreased 8.5% to $1.4 billion, as compared to $1.5 billion for 2000. Marketing, general and administrative expenses as a percentage of sales for 2001 decreased slightly to 31.8% as compared to 31.9% in 2000. The dollar decrease in marketing, general and administrative expenses was primarily due to our continuing cost containment efforts, including a lower level of incentive plan accruals and advertising expenses, as well as lower volume-related costs. The lower incentive plan accruals included a reversal of $18.0 million associated with forfeitures under an employee long-term incentive plan in 2001. Marketing, general and administrative expenses for 2000 also included a pension curtailment benefit of $18.0 million. In 2001, we continued to look for opportunities to streamline our organization, in line with our core product focus and related initiatives to reduce business complexity.

Advertising expense for 2001 decreased 11.3% to $357.3 million, as compared to $402.7 million in the same period in 2000. Advertising expense as a percentage of sales in 2001 decreased 0.3 percentage points to 8.4%, as compared to 8.7% for the same period in 2000. Advertising expense as a percentage of sales for 2001 was consistent with our 2001 target range of 8% to 9%.

Other operating income.    For 2001, licensing income increased 3.2% to $33.4 million, as compared to $32.4 million for the same period in 2000. This increase was primarily due to an increase in royalties from sales of merchandise, such as outerwear, shoes, belts, headwear and handbags, by licensees of our trademarks.

Restructuring charges, net of reversals.    For 2001, we reversed charges of $26.6 million primarily due to updated estimates related to prior years’ restructuring initiatives. This reversal was offset by recorded charges of $22.4 million associated with various overhead restructuring initiatives in 2001 that resulted in workforce reductions in the United States and Japan. In 2000, we reversed charges of $33.1 million primarily due to updated estimates related to prior years’ restructuring initiatives.

Operating income.    For 2001, operating income decreased $59.5 million to $479.3 million, as compared to $538.8 million for the same period in 2000. The decrease was primarily due to lower sales, partially offset by lower marketing, general and administrative expenses. In addition, we recorded a net reversal of $4.3 million in restructuring charges in 2001 as compared to a $33.1 million reversal of restructuring charges in 2000.

Interest expense.    Interest expense for 2001 decreased 1.4% to $230.8 million, as compared to $234.1 million for the same period in 2000. This decrease was due to lower average debt levels, partially offset by a write-off of fees related to a credit agreement that was replaced by a new credit facility in February 2001.

Other (income) expense, net.    For 2001, we recorded $8.8 million of other expense, net, as compared to other income, net of $39.0 million for the same period in 2000. The net expense for 2001 was primarily attributable to lower interest income and net losses from foreign currency exposures and the contracts to manage foreign currency exposures. In addition, the income reported in 2000 included a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters.

Income tax expense.    Income tax expense for 2001 was $88.7 million compared to $120.3 million for the same period in 2000. The decrease for 2001 was primarily due to lower earnings than in 2000, partially offset by a higher effective tax rate of 37% in 2001 compared to 35% in 2000. The lower tax rate in 2000 was due to a reevaluation of potential tax assessments.

Net income.    Net income for 2001 decreased by $72.4 million to $151.0 million from $223.4 million for the same period in 2000. The decrease was primarily due to lower sales, the impact of our foreign currency management activities and a lower net reversal in restructuring charges in 2001. Included in 2000 was a pre-tax gain of $26.1 million from the sale of office buildings. The decrease was partially offset by a higher gross margin and lower marketing, general and administrative expenses.

Restructuring Charges

Since late 1997 we have implemented extensive restructuring activities to reduce overhead expenses and eliminate excess manufacturing capacity, as well as closing 37 manufacturing facilities worldwide between 1997 and 2002, including closing in 2002 two manufacturing plants in Scotland and six manufacturing plants in the United States. The U.S. closures reflected our continuing shift from a manufacturing to a marketing and product-driven organization. We closed the plants in Scotland in order to reduce average production costs in Europe. We believe these actions will improve our competitiveness and enable us to invest more resources in product, marketing and retail initiatives. These actions also increase the variable nature of our cost structure, which we believe will help us maintain strong gross margins in a highly competitive and price deflationary environment. We do not anticipate closing any more manufacturing or finishing facilities in the near future, although we cannot assure that we will not take further restructuring initiatives in the future.

The following is a summary of the actions taken and related charges associated with these restructuring activities. Restructuring charges include certain costs associated with plant closures and business reorganization activities and are recorded upon approval of, and commitment to, a restructuring plan by executive management. These costs primarily include employee severance, certain employee termination benefits and contractual obligations. Our restructuring charges also include property, plant and equipment write-offs. These costs are not associated with, nor do they benefit, continuing activities. We review and evaluate these activities periodically.

•	From 1997 to 1999, we closed 29 of our owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives to reduce costs, eliminate excess capacity and align our sourcing strategy with changes in the industry and in consumer demand. For 2002, we reversed aggregate charges of $18.0 million from initial charges of $530.9 million. These reversals were primarily due to lower than anticipated employee benefits and other plant closure related costs.

•	In November 2001, we instituted various reorganization initiatives in the United States that included simplifying product lines and realigning our resources to those product lines. We recorded an initial charge of $20.3 million in November 2001 reflecting an estimated displacement of 500 employees. During 2002, we reversed charges of $6.7 million from the initial charge of $20.3 million. This reversal was due to a change in the estimate of the number of employees to be affected from approximately 500 to approximately 335 primarily due to attrition.

•	In November 2001, we instituted various reorganization initiatives in Japan. These initiatives were prompted by business declines as a result of the prolonged economic slowdown, political uncertainty, major retail bankruptcies and dramatic shrinkage of the core denim jeans market in Japan. We recorded an initial charge of $2.0 million in November 2001. The charge reflected an estimated displacement of 22 employees, all of whom have been displaced. During 2002, we reversed charges of $0.3 million from the initial charge of $2.0 million.

•	For the plant closures in Scotland, we recorded an initial charge in the second quarter of 2002 of $20.5 million, consisting of $3.1 million for asset write-offs, $15.7 million for severance and employee benefits and $1.7 million for other restructuring costs. The charge reflected an estimated displacement of 650 employees, all of whom have been displaced. The two manufacturing plants were closed by the end of the second quarter of 2002. During the third quarter of 2002, we reversed the remaining balance of $2.1 million due to the earlier than anticipated sale of the manufacturing plants.

•	For the plant closures in the United States, we recorded an initial charge in the second quarter of 2002 of $129.7 million, consisting of $22.7 million for asset write-offs, $89.6 million for severance and employee benefits and $17.4 million for other restructuring costs. The charge reflects an estimated displacement of 3,300 employees at the affected plants and approximately 250 employees at our remaining U.S. finishing facility, where we anticipated needing to reduce our capacity due to decreased inflow of products from our manufacturing facilities. We closed the six manufacturing plants in three phases: two plants were closed in June 2002, two plants were closed in July 2002 and the final two plants were closed in September 2002.

•	In November 2002, we announced a reorganization initiative in Europe that includes realigning our resources with our European sales strategy to better service customers and reduce operating costs. This strategy affects our operations in several countries and involves our moving from a country or regional-based sales organization to a key account structure. We recorded an initial charge of $1.6 million reflecting an estimated displacement of 40 employees. As of November 24, 2002, approximately 10 employees have been displaced. We expect to record additional employee displacement costs in 2003 that are part of this initiative once labor negotiations are complete.

The following table summarizes the plant closures and restructuring charges and the resulting cash and non-cash reductions. Non-cash reductions include reversals and asset write-offs.

	Initial Provision	Cash Reductions	Non-cash Reductions	Balance as of November 24, 2002
	(Dollars in Thousands)
1997 to 1999 Plant Closures and Restructuring Initiatives	$1,135,133	$937,102	$198,031	$—
2001 Japan Restructuring Initiative	2,031	1,734	297	—
2001 Corporate Restructuring Initiatives	20,331	11,521	6,689	2,121
2002 U.S. Plant Closures	129,676	44,933	22,654	62,089
2002 Scotland Plant Closures	20,477	15,324	5,153	—
2002 Europe Restructuring Initiative	1,568	202	—	1,366

Total as of November 24, 2002	$1,309,216	$1,010,816	$232,824	$65,576

The total balance of the reserves at November 24, 2002 was $65.6 million, of which $52.4 million represented reserves for severance and employee benefits. We expect to utilize the majority of the remaining reserve balances during 2003.

Liquidity and Capital Resources

Our principal capital requirements have been to fund working capital and capital expenditures. As of November 24, 2002, our total cash and cash equivalents were $96.5 million, compared with the $102.8 million cash balance reported as of November 25, 2001.

We recently completed the following financing transactions:

•	On January 31, 2003, we entered into a new $750.0 million senior secured credit facility to replace the 2001 credit facility that matures in August 2003. The facility consists of $375.0 million of term loans and a $375.0 million revolving credit agreement. As of January 31, 2003, we had $207.5 million of additional borrowing capacity under our 2003 bank credit facility. The term loans mature on July 31, 2006, while the revolving credit facility matures on March 31, 2006. The new bank agreement requires that we set aside sufficient funds to refinance all outstanding 6.80% notes due November 2003. The new facility will provide working capital for implementing our mass channel initiative and for general corporate purposes.

•	On December 4, 2002 we issued $425.0 million of 10 year 12.25% notes due December 2012 to qualified institutional investors. We issued the notes at a discount of $6.0 million, to be amortized over the life of the notes. The notes are unsecured obligations and may be redeemed at any time after December 15, 2007. We used the proceeds of this offering to repay the remaining term loans under the 2001 credit facility. We also used a portion of the proceeds to repurchase $72.8 million of our 6.80% notes due November 2003. We intend to use the remaining net proceeds to refinance (whether through payment at maturity, repurchase or otherwise) a portion of our 6.80% notes due November 2003 and other indebtedness and for working capital or other general corporate purposes.

•	On January 22, 2003 and on January 23, 2003, we issued an additional $100 million of 12.25% notes due December 2012 at a premium of $3.0 million and we issued an additional $50 million of these notes at a discount of $0.7 million. We will amortize both the discount and premium over the term of the notes. The notes issued in these additional offerings were issued under the same indenture as, have the same terms as, and constitute the same issue of, the December 2002 notes. We will use the proceeds of these notes to refinance (whether through payment at maturity, repurchase or otherwise) a portion of the 6.80% notes due November 2003. We purchased an additional $27.0 million of the 6.80% notes due November 2003 with the proceeds of these notes, bringing the total 6.80% notes repurchased to $99.8 million as of January 22, 2003.

During 2003, we expect to have between $200 million and $300 million of the following primary cash requirements:

•	Working capital requirements associated with our mass channel launch and seasonal requirements;

•	Net cash payments of approximately $90 million to the Internal Revenue Service as a result of a tax settlement;

•	Net cash payments of approximately $70 million resulting from plant closures in 2002 and other restructuring initiatives; and

•	Capital expenditures of approximately $70 million.

We anticipate that we will meet these obligations primarily through these financings and from cash provided by operations. We will obtain additional liquidity through our revolving 2003 bank credit facility, which will also be used to support letters of credit, and through cash on hand. We anticipate that net debt (gross debt less cash on hand) at the end of 2003 will approximate year end 2002 levels.

Total debt, other cash obligations and commitments.    As of November 24, 2002, our total debt was $1.847 billion, compared with $1.958 billion as of November 25, 2001. As of January 31, 2003, our total debt was approximately $2.578 billion.

As of November 24, 2002, our 2001 credit facility consisted of $110.1 million of term loans and a $615.7 million revolving credit facility, of which $5.0 million of borrowings under the revolving credit facility was outstanding. Total availability under the revolving credit facility was reduced by $239.8 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $370.9 million. Included in the $239.8 million of letters of credit at November 24, 2002 are $213.3 million of standby letters of credit with various international banks, of which $48.5 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims. We pay fees on the standby letters of credit and borrowings against letters of credit are subject to interest at various rates.

At November 24, 2002, we had unsecured and uncommitted short-term credit lines available totaling $13.4 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

We have other current cash obligations for various liabilities categorized on the balance sheet as accounts payable, accrued liabilities, accrued salaries, wages and employee benefits and accrued taxes for our normal business operations. During 2002, we reclassified from long-term employee benefits to accrued salaries, wages and employee benefits, expected liabilities in 2003 of approximately $65 million under our long-term incentive compensation plan.

During 2002, we reached a settlement with the Internal Revenue Service on most of the issues in connection with the examination of our income tax returns for the years 1990 through 1995. As a result, during 2002 we reclassified approximately $90.0 million from long-term tax liabilities into accrued taxes. We anticipate paying the Internal Revenue Service an amount of approximately $115 million during the second quarter of 2003. After taking into account potential refunds from prior years’ overpayments and the tax effects of the interest deduction from this payment, we expect the net cash payment to be approximately $90 million.

We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. Based on the fair value of plan assets and interest rates estimated as of November 24, 2002, we recorded a charge of $86.0 million, net of tax of $49.9 million to stockholders’ deficit. This charge reflects the after tax additional minimum pension liability due to pension obligations exceeding assets. As a result of the projected deficit, we expect to make additional pre-tax contributions to the pension plans during the next four fiscal years, including a cash contribution of approximately $25 million in 2003.

We currently expect our debt levels less cash on hand at the end of 2003 to be approximately equal to our 2002 year-end debt level of approximately $1.85 billion. We expect peak borrowings, net of cash on hand, during 2003 to be approximately $200 to $300 million higher than this amount, reflecting seasonal working capital requirements and growth associated with our expected entry into the mass channel in the United States in the third quarter.

We have no off-balance sheet debt obligations or material unconditional purchase commitments. Our total short-term and long-term debt principal payments, and minimum operating lease payments for facilities, office space and equipment as of November 24, 2002 for the next five years and thereafter are as follows:

	Principal Payments*	Minimum Operating Lease Payments
Year	(Dollars in Thousands)
2003	$95,225	$64,211
2004	118,521	58,375
2005	56,203	55,051
2006	448,173	52,646
2007	—	47,887
Thereafter	1,128,855	189,832

Total	$1,846,977	$468,002

*	The principal payments reflect the effects of refinancing the outstanding 6.80% notes due November 2003 and amounts outstanding on the 2001 bank credit facility.

Cash provided by operating activities.    Cash provided by operating activities in 2002 was $191.7 million, as compared to $141.9 million in the same period in 2001. Trade receivables increased during 2002 primarily due to higher net sales in November 2002 compared to November 2001. Inventory decreased during 2002. We achieved the inventory reduction through retailer promotional and incentive programs and better inventory management. For the first half of 2003, we anticipate inventory to be higher than at year end 2002 as we prepare for the launch of the Levi Strauss Signature™ brand beginning in July 2003. Net deferred tax assets increased during 2002 primarily due to timing of unrealized foreign exchange gains/losses and the additional minimum pension liability.

        Restructuring reserves increased during 2002 primarily due to restructuring charges associated with the United States plant closures. Accrued salaries, wages, and employee benefits increased during 2002 primarily due to higher employee incentive costs than in 2001. Accounts payable and accrued liabilities decreased during 2002 primarily due to lower contractor and advertising accruals. Accrued taxes increased and long-term tax liabilities decreased during 2002 primarily due to a reclassification of approximately $90.0 million in anticipation of a payment to the Internal Revenue Service in connection with an examination of our income tax returns for the years 1990 to 1995. Long-term employee benefits increased primarily due to an increase in our pension liability for anticipated contributions over the next four years.

Cash provided by operating activities in 2001 was $141.9 million, as compared to $305.9 million in the same period in 2000. Trade receivables decreased during 2001 primarily due to lower net sales. Inventory decreased during 2001, primarily in the fourth quarter. We achieved the inventory reduction through reduced production levels and increased retailer promotional and incentive activities in the United States.

Other current assets decreased during 2001 primarily due to reimbursements of income and payroll taxes for overpayments made in 2000. Other long-term assets increased during 2001 primarily due to the capitalization of underwriting and other fees for the senior notes due 2008 issued in January 2001 and fees associated with the credit facility we entered into on February 1, 2001. Net deferred tax assets decreased during 2001 primarily due to inventory adjustments and tax on unremitted foreign earnings.

Restructuring reserves decreased during 2001 primarily due to spending and accrual reversals related to prior years’ restructuring initiatives, partially offset by 2001 restructuring charges. Accrued salaries, wages, and employee benefits decreased during 2001 primarily due to the payment of annual employee incentives, partially offset by employee incentive accruals. Long-term employee benefits increased primarily due to increased accruals for long-term incentive plans. Accounts payable and accrued liabilities decreased during 2001 primarily due to lower accruals for contractors and raw material purchases resulting from lower production needs. Accrued taxes decreased during 2001 primarily due to a payment of approximately $40 million in the first quarter of 2001 to the Internal Revenue Service in connection with an examination of our income tax returns for the years 1986 to 1989.

Cash used for investing activities.    Cash used for investing activities during 2002 was $59.4 million as compared to $17.2 million during 2001. Cash used for investing activities for 2002 resulted primarily from purchases of property, plant and equipment and realized losses on net investment hedges, partially offset by proceeds received on sales of property, plant and equipment. The purchases primarily related to sales office capital improvements and systems upgrades. We expect capital spending of approximately $70 million in 2003, primarily for system enhancements. The proceeds received on the sale of property, plant and equipment arose mainly from the sale during the first quarter of 2002 of an idle distribution center located in Nevada.

Cash used for investing activities during 2001 was $17.2 million, as compared to cash provided by investing activities of $154.2 million during the same period in 2000. Cash used for investing activities during the year resulted primarily from purchases of property, plant and equipment. In 2000, cash provided by investing activities was primarily attributable to proceeds received from the sale of office buildings and realized gains on net investment hedges. Our capital expenditures for 2001 were $22.5 million, as compared to $28.0 million for 2000.

Cash used for financing activities.    Cash used for financing activities for 2002 was $140.3 million as compared with $139.9 million in 2001 and $527.1 million in 2000. We used cash in 2002 primarily for repayment of existing debt. In fiscal 2001, cash used for financing activities was primarily for repayment of existing debt offset by the senior notes issued in January 2001 and the U.S. receivables securitization transaction completed in July 2001. In 2000, cash used for financing activities was for repayment of existing debt.

Financial Condition

2003 Bank Credit Facility.    On January 31, 2003, we entered into a $750.0 million senior secured credit facility to replace our then existing 2001 credit facility.

The following is a summary description of the material terms of the new bank credit facility.

Our new bank credit facility consists of a $375.0 million revolving credit facility and a $375.0 million Tranche B term loan facility. We will use the borrowings under our new bank credit facility for working capital or general corporate purposes. The revolving credit facility will expire on March 31, 2006.

Our Tranche B term loan facility is subject to repayment based on a specified scheduled amortization, with the final payment of all amounts outstanding due on July 31, 2006. We are required to make principal amortization payments on the Tranche B term loan facility at a quarterly rate beginning in May 2003, with the substantial majority of the quarterly payments being due from the quarter ending in November 2005. Our bank credit facility also requires mandatory prepayments in certain events, such as if there are asset sales. The interest rate for our revolving credit facility varies, for eurodollar rate loans, from 3.25% to 4.00% over the eurodollar rate (as defined in the credit agreement) or, for base rate loans, from 2.25% to 3.00% over the higher of the Citibank base rate and the Federal Funds rate plus 0.50%, with the exact rate depending upon our performance under specified financial criteria. The interest rate for our Tranche B term loan facility is 4.00% over the eurodollar rate or 3.00% over the base rate. The bank credit facility also requires that we set aside sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003. We will use any remaining proceeds to refinance other outstanding indebtedness or for working capital or other general corporate purposes.

Our bank credit facility is guaranteed by certain of our material domestic subsidiaries and is secured by domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in certain domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the bank credit facility are all of our most valuable real property interests and all of the capital stock and debt of our affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing our notes due 2003 and 2006.

The bank credit facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on our, and our subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The credit agreement also contains financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios.

The credit agreement contains customary events of default, including payment failures; failures to satisfy other obligations under the credit agreements; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of our board of directors; and invalidity of the guaranty or security agreements. If an event of default occurs, our lenders could terminate their commitments, declare immediately payable all borrowings under the credit facilities and foreclose on the collateral, including our trademarks.

2001 Bank Credit Facility.    On February 1, 2001, we entered into a $1.05 billion senior secured credit facility to replace our then existing 2000 bank credit facility on more favorable terms. The facility was amended on July 11, 2001 to permit us to enter into the domestic receivables securitization transaction, on January 29, 2002 to amend several of the financial covenants in conjunction with our anticipated plant closures, on July 26, 2002 to permit us to adopt a deferred compensation plan to be effective in 2003, and on November 25, 2002 to permit us to use a portion of the net proceeds from notes issuances to refinance a portion of our $350.0 million 6.80% notes due November 1, 2003 and also to provide that, for purposes of determining compliance with the leverage ratio financial covenant under the bank credit facility, the amount of debt taken into account for purposes of that computation will be reduced by an amount of any net proceeds from the notes issuances segregated in separate designated bank or investment accounts.

The 2001 bank credit facility originally consisted of a $700.0 million revolving credit facility and $350.0 million of term loans. The $350.0 million of term loans includes two tranches, Tranche A for $100.0 million and Tranche B for $250.0 million. As of November 24, 2002, our credit facility consisted of $110.1 million of term loans and a $615.7 million revolving credit facility, of which $5.0 million of borrowings under the revolving credit facility was outstanding. Total availability under the revolving credit facility was reduced by $239.8 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $370.9 million. Included in the $239.8 million of letters of credit at November 24, 2002 are $213.3 million of standby letters of credit with various international banks, of which $48.5 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims.

On January 31, 2003, we entered into a new bank credit facility to replace the 2001 bank credit facility that was due to mature on August 29, 2003.

Senior Unsecured Notes Due 2003 and 2006. In 1996, we issued $800.0 million in notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. We issued the notes in two series: $350.0 million seven-year notes maturing in November 2003 and $450.0 million ten-year notes maturing in November 2006. The seven-year notes bear interest at a rate of 6.80%. The ten-year notes bear interest at a rate of 7.00%. These notes are unsecured and rank equally with all of our other existing and future unsecured and unsubordinated debt. The indenture governing these notes contains customary events of default and restricts our ability and the ability of our subsidiaries and future subsidiaries, to:

•	incur liens;

•	engage in sale and leaseback transactions; and

•	engage in mergers and sales of assets.

In May 2000, we filed a registration statement on Form S-4 under the Securities Act with the SEC relating to an exchange offer for the notes. The exchange offer gave holders of these notes the opportunity to exchange the notes for new notes that are registered under the Securities Act. The new notes are identical in all material respects to the old notes except that the new notes are registered.

The exchange offer ended on June 20, 2000. As a result of the exchange offer, all but $20,000 of the $350.0 million aggregate principal amount of 6.80% old notes due 2003 were exchanged for the 6.80% new notes due 2003, and all $450.0 million aggregate principal amount of the 7.00% old notes due 2006 were exchanged for the 7.00% new notes due 2006.

We were not obligated by any agreement including the 2001 bank credit facility agreements to engage in the exchange offer. We initiated the exchange offer to give holders of these notes the opportunity to exchange the old notes for registered notes.

Our 6.80% notes due 2003 mature on November 1, 2003, at which time we will be required to repay or refinance these notes. On December 4, 2002, we used a portion of the net proceeds from the issuance of the 12.25% notes due December 2012 to repurchase $72.8 million of the 6.80% notes due November 1, 2003. We intend to use a portion of the remaining net proceeds from the December 2002 notes issuance, plus the $47.3 million net proceeds from the January 2003 issuance of an additional $50.0 million of these notes and the $99.8 million net proceeds from the January 2003 issuance of an additional $100.0 million of these notes, to refinance (whether through payment at maturity, repurchase or otherwise) all of the remaining aggregate principal amount of our 6.80% notes due November 1, 2003. On January 22, 2003, we purchased approximately $27.0 million of the 6.80% notes due November 1, 2003.

Senior Unsecured Notes Due 2008.    On January 18, 2001, we issued two series of notes payable for an aggregate of $497.5 million to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act. These notes are unsecured obligations, rank equally with all of our other existing and future unsecured and unsubordinated debt, and may be redeemed at any time after January 15, 2005. The issuance was divided into two series: U.S. $380.0 million notes and 125.0 million euro notes. Both series of notes are seven-year notes maturing on January 15, 2008 and bear interest at 11.625% per annum, payable semi-annually in January and July of each year. These notes are callable beginning January 15, 2005. These notes were offered at a discount of $5.2 million to be amortized over the term of the notes. Costs representing underwriting fees and other expenses of $14.4 million on the original issue are amortized, using an approximate effective-interest rate method, over the term of the notes. We used net proceeds from the offering to repay a portion of the indebtedness outstanding under our then effective credit facility.

The indentures governing these notes contain covenants that limit our and our subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or our subsidiaries’ assets. If we experience a change in control as defined in the indentures governing the notes, then we will be required under the indentures to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and we and our subsidiaries are and remain in compliance with the indentures, then we and our subsidiaries will not be required to comply with specified covenants contained in the indentures.

In March 2001, we filed a registration statement on Form S-4 under the Securities Act with the SEC relating to an exchange offer for these notes. The exchange offer gave holders the opportunity to exchange the notes for new notes that are registered under the Securities Act. The new notes are identical in all material respects to the old notes except that the new notes are registered under the Securities Act. The indenture governing these notes contains the same covenants as for the original issuance under Rule 144A of the Securities Act.

The exchange offer ended on April 6, 2001. As a result of the exchange offer, all but $200 thousand of the $380.0 million aggregate principal amount of old dollar notes were exchanged for new dollar notes, and all but €595 thousand of the €125.0 million aggregate principal amount of old euro notes were exchanged for new euro notes.

Senior Unsecured Notes Due 2012.    On December 4, 2002, we issued $425.0 million in notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. These notes are unsecured obligations that rank equally with all of our other existing and future unsecured and unsubordinated debt. These notes are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. These notes are callable beginning December 15, 2007. We issued these notes at a discount of $6.0 million to be amortized over the term of the notes using an approximate effective-interest rate method. We will amortize costs representing underwriting fees and other expenses of approximately $12.6 million over the term of notes. We used approximately $125.0 million of the net proceeds from the offering to repay remaining indebtedness under our 2001 bank credit facility as of the close of business on December 3, 2002. We used a portion of the net proceeds to repurchase $72.8 million of the 6.80% notes due November 1, 2003.

On January 22, 2003 and on January 23, 2003, we issued an additional $100 million of these notes at a premium of $3.0 million and an additional $50.0 million of these notes at a discount of $0.7 million. We will amortize both the discount and premium over the term of the notes using an approximate effective-interest rate method. The notes issued in these additional offerings were issued under the same indenture as, have the same terms as, and constitute the same issue of, the December 2002 notes. We intend to use a portion of the remaining net proceeds from the December 2002 notes issuance, plus the $47.3 million net proceeds from the issuance of an additional $50 million of these notes and the $99.8 million net proceeds from the issuance of an additional $100 million of these notes to refinance (whether through payment at maturity, repurchase or otherwise) all of the remaining aggregate principal amount of our 6.80% notes due November 1, 2003. We will use any remaining proceeds to refinance other outstanding indebtedness or for working capital or other general corporate purposes. On January 22, 2003, we purchased approximately $27.0 million of the 6.80% notes due November 1, 2003.

Credit Ratings.    On August 14, 2002, Moody’s Investors Service downgraded our 2001 bank credit facility from “Ba3” to “B1” and our notes due 2003, 2006 and 2008 from “B2” to “Caa1.” According to a press release announcing the downgrade, Moody’s based this decision on its concerns relating to our level of cash generation, our ability to refinance debt, including our 2001 bank credit facility maturing in August 2003 and our notes maturing in November 2003, and our ability to pay costs associated with plant closures we undertook in 2002. On November 25, 2002, Moody’s upgraded our outlook from negative to stable and announced it would upgrade its ratings for our notes due 2003, 2006 and 2008 to “B3” upon completion of the issuance of the $425.0 million senior notes payable on December 4, 2002. On January 7, 2003, Moody’s upgraded our senior unsecured debt ratings to “B3” from “Caa1.” The “B2” senior implied rating and the “B1” rating on our 2001 bank credit facility were confirmed.

On November 12, 2002, Standard and Poor’s Ratings Service downgraded our long-term corporate credit rating from “BB” to “BB-” and our 2001 bank credit facility from “BB+” to “BB,” while reaffirming our senior unsecured debt rating as “BB-” and upgraded our outlook from negative to stable. According to a press release announcing its action, Standard and Poor’s based this decision on its expectation that our credit measures will not improve significantly in the near term. Standard and Poor’s expressed concerns relating to our entry into the mass channel, including significant execution risk associated with logistics, production and delivery response to serve the mass channel, the potential effect on our brand franchise, and the potential reaction of our existing retailers. Standard and Poor’s also noted that the ratings reflected our leveraged financial profile, the highly competitive nature of our industry, and the inherent fashion risk in our industry.

Yen-denominated Eurobond Placement

In November 1996, we issued a ¥20 billion principal amount eurobond (equivalent to approximately $180.0 million at the time of issuance) due November 22, 2016, with interest payable at 4.25% per annum. The bond is redeemable at our option at a make-whole redemption price, based on market rates at the time of redemption, commencing in November 2006 and on any subsequent semi-annual interest payment date. We treat the bond as a hedge of our net investment in our Japanese subsidiary.

The bond includes customary events of default and covenants limiting our activities similar to the events of default and covenants contained in the indenture governing our senior unsecured notes due in 2003 and 2006.

European Receivables Financing

In February 2000, several of our European subsidiaries, including Levi Strauss Germany GmbH, Levi Strauss (U.K.) Limited, Levi Strauss Continental S.A., Levi Strauss Italia s.r.l., and Levi Strauss De Espana, S.A., each entered into a receivables-backed securitization financing agreement with ABN AMRO BV and other lenders to borrow up to $125.0 million. Borrowings under the facilities were used to reduce the commitment levels under our 2001 bank credit facility. Interest rates under this agreement are variable based on commercial paper market conditions, and the debt ratings of the underlying conduit. Borrowings are collateralized by a security interest in the receivables of these subsidiaries.

As of November 24, 2002, an equivalent of $51.2 million was outstanding under these facilities. We have borrowed the following amounts under these facilities:

•	November 2000: 36.5 million euro (or approximately $30.7 million at the time of borrowing) at an initial interest rate of 6.72%;

•	December 2000: 10.4 million euro (or approximately $9.3 million at the time of borrowing) at an initial interest rate of 6.70%; and

•	April 2002: £2.5 million (or approximately $3.6 million at the time of borrowing) at an initial interest rate of 1.70%.

The securitization agreements contain covenants governing the activities of the subsidiaries and the quality of the receivables that may be used to support the borrowings, including, among other things, a requirement that our subsidiaries service the receivables securing their borrowings.

We provide a limited guaranty to support borrowings under the agreements. We guaranty performance by the subsidiaries of their servicing obligations. We also guaranty the collectibility of the receivables in an amount not to exceed 10% of the outstanding amount as of the termination date under the securitization agreements.

The securitization agreements contain customary termination events for these arrangements, including the subsidiaries’ failure to make payments or otherwise comply with their obligations under the securitization agreements, bankruptcy events, material adverse changes in financial position or receivables collection procedures, cross default to other indebtedness, failure of the portfolio to meet certain performance standards or a change in control.

The facilities, which have an annual renewable option upon agreement of all parties, mature on February 28, 2003. We will not renew these facilities.

Customer Service Center Equipment Financing

In December 1999, we borrowed $89.5 million from a group of lenders under a five-year credit facility secured by most of the equipment located at our customer service centers in Nevada, Mississippi and Kentucky. These customer service centers are our principal product distribution facilities in the United States. The equipment in the customer service centers securing this facility is not part of the collateral securing our 2003 bank credit facility. As of November 24, 2002, there was approximately $71.8 million principal amount outstanding under this facility. Approximately $19.7 million in excess collateral equipment value remains available to secure additional third party funding. Borrowings of $44.8 million under the first tranche bear interest at a fixed rate equal to the yield on four-year U.S. Treasury notes at the time of funding plus an incremental borrowing spread. Borrowings of $27.0 million under the second tranche bear interest at a floating quarterly rate equal to the 90-day London Interbank Offered Rate plus an incremental borrowing spread based on our leverage ratio at the time of the interest payment. The borrowings amortize over five years, with 50% and 80% of the principal amount of the first tranche and second tranche, respectively, due at maturity.

The credit facility is structured as a lease intended as security. This means that we retain ownership of the equipment, the lenders have a security interest in the equipment and the transaction is considered a secured financing, and not a lease, for tax, accounting, bankruptcy, financial reporting and commercial law purposes.

The transaction documents include customary covenants governing our activities, including, among other things, limitations on our ability to sell, lease, relocate or grant liens in the equipment held in these customer service centers.

In some circumstances, we are permitted to sell or, with the lenders’ approval, obtain a release of the lenders’ security interest in, the equipment in the customer service centers upon repayment of a portion of the debt attributable to that equipment. We can also enter into agreements with third party “outsource” providers to operate one or more of the customer service centers.

The transaction documents include customary events of default. If we default, the lenders could accelerate the maturity date of our loans, enter these customer service centers and take possession of our equipment held there.

Domestic Receivables Securitization

On July 31, 2001, we completed a receivables securitization transaction involving receivables generated from sales of products to our domestic customers. The transaction involved the issuance by Levi Strauss Receivables Funding, LLC, our indirect subsidiary, of $110.0 million of secured term notes. The notes, which are secured by trade receivables originated by Levi Strauss & Co., bear interest at a rate equal to the one-month London Interbank Offered Rate plus 0.32% per annum, and have a stated maturity date of November 2005. Net proceeds of the offering were used to repay a portion of the outstanding debt under our 2001 bank credit facility. The purpose of the transaction was to lower our interest expense and diversify funding sources. The notes were issued in a private placement transaction in accordance with Rule 144A under the Securities Act.

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

On April 25, 2002, we obtained an amendment to the domestic receivables securitization agreements. Before the amendment, the manner in which sales incentives were treated in the calculation of net eligible U.S. trade receivables decreased net eligible receivables as well as substantially increased the targeted amount. The amendment revises the way sales incentives are treated in calculating the amount of net eligible receivables.

Industrial Development Revenue Refunding Bond

In 1995, the City of Canton, Mississippi issued an industrial development revenue refunding bond with a principal amount of $10.0 million, and the proceeds were loaned to us to help finance the cost of acquiring a customer service center in Canton. Interest payments are due monthly at a variable rate based upon the J.J. Kenny Index, reset weekly at a maximum rate of 13.00%, and the principal amount is due June 1, 2003. The bond is secured by a letter of credit that expires on June 15, 2003, which we have the opportunity to extend or renew. We do not anticipate renewing this financing.

Foreign Currency Translation

The functional currency for most of our foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies and certain other subsidiaries. The translation adjustments for these entities are included in “Other (income) expense, net.”

Effects of Inflation

We believe that inflation in the regions where most of our sales occur has not had a significant effect on our net sales or profitability.

Critical Accounting Policies

Our critical accounting policies upon which our financial position and results of operations depend are those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. We summarize our most critical accounting policies below.

Revenue recognition.    We recognize revenue when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized net of an allowance for estimated returns, discounts and retailer promotions and incentives when the sale is recorded.

We recognize allowances for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. Allowances principally relate to our U.S. operations and are primarily comprised of volume-based incentives and other returns and discounts. For volume-based retailer incentive programs, reserves for volume allowances are calculated based on a fixed formula applied to sales volumes. We estimate non-volume- based allowances using historical customer claim rates, adjusted as necessary for special customer and product-specific circumstances. Actual allowances may differ from estimates due primarily to changes in sales volume based on retailer or consumer demand. Actual allowances have not materially differed from estimates.

We entered into cooperative advertising programs with certain customers. The majority of cooperative advertising programs were discontinued in the first quarter of fiscal 2002. We recorded payments to customers under cooperative advertising programs as marketing, general and administrative expenses because an identifiable benefit was received in return for the consideration and we could reasonably estimate the fair value of the advertising received. Cooperative advertising expense for 2002, 2001 and 2000 was $3.9 million, $21.5 million and $25.0 million, respectively.

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

Derivatives and foreign exchange management activities.    We recognize all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. We actively manage foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long-term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense” in the consolidated statement of operations. As a result, our net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge our net investment position in our subsidiaries. For these instruments, we document the hedge designation, by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit.

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

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets,” dated June 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. We will adopt the provisions of SFAS 142 during the first quarter of 2003. Goodwill and trademarks have indefinite lives and will no longer be amortized starting November 25, 2002 but instead will be reviewed periodically for impairment. Amortization expense for goodwill and trademarks for 2002 was $8.8 million and $1.9 million, respectively. We believe that the majority of the amortization in prior periods relates to assets which would not be subject to amortization under SFAS 142.

The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” dated June 2001. SFAS 143 changes the way companies recognize and measure retirement obligations that are legal obligations and result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS 143 on the first day of fiscal year 2003. We do not believe that the adoption of SFAS 143 will have a material impact on our financial condition or results of operations.

The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” dated August 2001. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. We will adopt the provisions of SFAS 144 on the first day of fiscal year 2003. We do not believe that the adoption of SFAS 144 will have a material impact on our financial condition or results of operations.

The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” dated April 2002. SFAS 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” should not be classified as extraordinary items. Accordingly, SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 is effective for us on the first day of fiscal year 2003. We do not believe SFAS 145 will have a material impact on our financial condition or results of operations, except that certain reclassifications may occur on our statement of income.

The FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” dated June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. In summary, SFAS 146 requires that the liability and cost shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material impact on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks relating to our substantial debt

We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations under the notes.

As of November 24, 2002, our total debt was $1.847 billion and we had $370.9 million of additional borrowing capacity under our 2001 bank credit facility. As of January 31, 2003, our total debt was approximately $2.578 billion and we had $207.5 million of additional borrowing capacity under our 2003 bank credit facility and approximately $635 million of cash on hand. Our substantial debt may have important consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our 7.00% senior notes due 2006, 11.625% senior notes due 2008 and 12.25% senior notes due 2012;

•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to some of our competitors that have less financial leverage; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

All borrowings under our 2003 bank credit facility are, and will continue to be, at variable rates of interest. As a result, increases in market interest rates may require a greater portion of our cash flow to be used to pay interest.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet these obligations or to successfully execute our business strategy.

Restrictions in our notes indentures and our 2003 bank credit facility may limit our activities.

The indentures relating to our senior unsecured notes due 2003, 2006, 2008 and 2012 and our 2003 bank credit facility contain customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, make capital expenditures, and enter into transactions with affiliates. We also are required to meet specified financial ratios under the terms of our 2003 bank credit facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in the worldwide apparel industry with companies not similarly restricted.

If we are unable to refinance our 2003 bank credit facility and our 7.00% notes due 2006 prior to maturity, we may be forced to take actions that would not otherwise be in our long-term economic interest.

Our 2003 credit facility term loans mature on July 31, 2006 and our revolving 2003 credit facility matures on March 31, 2006, at which time we will be required to repay or refinance the facility. In addition, our 7.00% notes due 2006 mature on November 1, 2006, at which time we will be required to repay or refinance these notes. If we are unable to obtain acceptable replacement financing, we will not be able to satisfy our obligations under our 2003 bank credit facility or the 7.00% notes and may be required to take other actions to avoid defaulting under that facility and our 7.00% notes, including selling assets or surrendering assets to our lenders, which would not otherwise be in our long-term economic interest.

Since our notes are effectively subordinated to all of our secured debt and the liabilities of our subsidiaries, we may not have sufficient assets to pay amounts owed on our notes if a default occurs.

Our senior notes due 2003, 2006, 2008 and 2012 are general senior unsecured obligations that rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. Our notes are effectively subordinated to all of our secured debt to the extent of the value of the assets securing that debt. As of November 24, 2002, we had $1.847 billion of debt, of which approximately $380.2 million was secured by most of our assets, including our trademarks and the assets and stock of our material U.S. subsidiaries. As of January 31, 2003, we had approximately $2.578 billion of debt.

Because our 2003 bank credit facility is a secured obligation, failure to comply with its terms or our inability to pay our lenders at maturity would entitle those lenders immediately to foreclose on most of our assets, including our trademarks and the capital stock of all of our U.S. and most of our foreign subsidiaries, and the assets of our material U.S. subsidiaries, which serve as collateral. In that event, those secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including the holders of our capital stock.

Our notes are also structurally subordinated to all obligations of our subsidiaries since holders of the notes will only be creditors of Levi Strauss & Co. and not of our subsidiaries. As of November 24, 2002, the liabilities of our subsidiaries were approximately $820 million. The ability of our creditors to participate in any distribution of assets of any of our subsidiaries upon liquidation or bankruptcy will be subject to the prior claims of that subsidiary’s creditors, including trade creditors, and any prior or equal claim of any equity holder of that subsidiary. In 2001, an indirect subsidiary of ours issued notes pursuant to a domestic receivables securitization facility, which notes were secured by U.S. trade receivables we had sold to the subsidiary. In addition, in 2000 several of our European subsidiaries entered into a receivables-backed securitization financing agreement where borrowings are collateralized by a security interest in the receivables of these subsidiaries. Our notes are structurally subordinated to the obligations of these subsidiaries under these arrangements. In addition, the ability of our creditors to participate in distributions of assets of our subsidiaries will be limited to the extent that the outstanding shares of capital stock of any of our subsidiaries are either pledged to secure other creditors, such as under our 2003 bank credit facility, or are not owned by us.

If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our notes.

We conduct our foreign operations through foreign subsidiaries, which in 2002 accounted for approximately 39% of our net sales. As a result, we depend in part upon dividends or other intercompany transfers of funds from our foreign subsidiaries for the funds necessary to meet our debt service obligations, including payments on the notes. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. If those subsidiaries are unable to pass on the amount of cash that we need, we will be unable to make payments to our noteholders. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us.

Our ability to borrow may be adversely affected by changes in our credit ratings.

The credit ratings assigned to our indebtedness affect both our ability to borrow and the terms of our borrowings. On August 14, 2002, Moody’s Investors Service downgraded our 2001 bank credit facility from “Ba3” to “B1” and our notes due 2003, 2006 and 2008 from “B2” to “Caa1.” According to a press release announcing the downgrade, Moody’s based this decision on its concerns relating to our level of cash generation, our ability to refinance debt, including our 2001 bank credit facility maturing in August 2003 and our notes maturing in November 2003, and our ability to pay costs associated with plant closures we undertook in 2002. On November 25, 2002, Moody’s upgraded our outlook from negative to stable and announced it would upgrade its ratings for our notes due 2003, 2006 and 2008 to “B3” upon completion of this offering. On January 7, 2003, Moody’s upgraded our senior unsecured debt ratings to “B3” from “Caa1.” The “B2” senior implied rating and the “B1” rating on our 2001 bank credit facility were confirmed.

On November 12, 2002, Standard and Poor’s Ratings Service downgraded our long-term corporate credit rating from “BB” to “BB-” and our 2001 bank credit facility from “BB+” to “BB,” while reaffirming our senior unsecured debt rating as “BB-” and upgraded our outlook from negative to stable. According to a press release announcing its action, Standard and Poor’s based this decision on its expectation that our credit measures will not improve significantly in the near term. Standard and Poor’s expressed concerns relating to our entry into the mass channel, including significant execution risk associated with logistics, production and delivery response to serve the mass channel, the potential effect on our brand franchise, and the potential reaction of our existing retailers. Standard and Poor’s also noted that the ratings reflected our leveraged financial profile, the highly competitive nature of our industry, and the inherent fashion risk in our industry.

Although these downgrades did not trigger any material obligations or provisions under our contractual relationships, it is possible that these or other rating agencies may further downgrade our credit ratings or change our outlook in the future. The risks associated with our entry into the mass channel, including the potential negative effect on our existing customers or our brands and the significant working capital required, together with our substantial debt have been cited as some of the reasons for the recent revisions in our credit ratings. If we are unable to execute successfully our mass channel initiative, our credit ratings could be further downgraded in the future which could adversely impact our ability to borrow and the terms, including interest rates, of our borrowings. If our credit ratings are further downgraded, we could be required to, among other things, provide additional guarantees, collateral, letters of credit or cash to support our contractual obligations, including hedging obligations and indebtedness, and it could increase our cost of capital, make our efforts to raise capital more difficult and have an adverse impact on our business and financial condition.

Risks relating to the industry in which we compete

Our sales are heavily influenced by general economic cycles.

Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions or increases in interest rates, or acts of war, terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other domestic and foreign jeanswear and casual apparel marketers, fashion-oriented apparel marketers, specialty retailers and retailers of private label jeanswear and casual apparel products, some of which have greater financial and marketing resources than we do. We compete with these companies primarily on the basis of:

•	developing products with innovative fits, finishes, fabrics and performance features;

•	anticipating and responding to changing consumer demands in a timely manner;

•	offering attractively priced products;

•	maintaining favorable brand recognition;

•	generating better economics for our retail customers by providing market-right products and executing effective pricing, incentive, promotion and service programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective marketing support; and

•	obtaining sufficient retail floor space and effective presentation of products at retail.

Increased competition in the worldwide apparel industry, including from international expansion of vertically-integrated specialty stores, from mass channel retailers developing exclusive labels or expanding the brands they carry and from internet-based competitors, could reduce our sales and prices and adversely affect our business and financial condition.

The worldwide apparel industry continues to experience price deflation, which has, and may continue to, affect our results of operations.

The worldwide apparel industry has experienced price deflation in recent years. The deflation is attributable to increased competition, increased product sourcing in lower cost countries, growth of the mass merchant channel of distribution, commoditization of the khaki market in the United States and reduced relative spending on apparel and increased value-consciousness on the part of consumers reflecting, in part, general economic conditions. Downward pressure on prices has, and may continue to:

•	require us to introduce lower-priced products;

•	require us to reduce wholesale prices on existing products;

•	result in reduced gross margins;

•	increase customer demands for allowances, incentives and other forms of economic support that could adversely affect our profitability; and

•	increase pressure on us to further reduce our production costs and our operating expenses.

Because of our high debt level, we may be less able to respond effectively to these developments than our competitors who have less financial leverage.

The success of our business depends upon our ability to offer innovative and upgraded products.

The worldwide apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to continuously develop, market and deliver innovative products at a pace and intensity competitive with other brands in our segments. In addition, we must create products that appeal to multiple consumer segments at a range of price points. Any failure on our part to regularly develop innovative products and update core products could:

•	limit our ability to differentiate, segment and price our products;

•	adversely affect retail and consumer acceptance of our products;

•	limit sales growth; and

•	leave us with a substantial amount of unsold inventory, which we may be forced to sell through markdowns.

The increasing importance of product innovation in apparel requires us to strengthen our internal research and commercialization capabilities, to rely more on successful commercial relationships with third parties such as fiber, fabric and finishing providers and to compete and negotiate effectively for new technologies and product components. The exposure of our business to changes in consumer preferences is heightened by our increasing reliance on offshore manufacturers, as offshore outsourcing may increase lead times between production decisions and customer delivery. In addition, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. Moreover, if we misjudge consumer preferences, our brand image may be significantly impaired.

Increases in the price of raw materials or their reduced availability could increase our cost of sales and decrease our profitability.

The principal fabrics used in our business are cotton, synthetics, wools and blends. The prices we pay for these fabrics are dependent on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Our business is subject to risks associated with importing products.

We import raw materials and finished garments into all of our operating regions. Substantially all of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries in which our products are manufactured or imported may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our or our suppliers’ failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating quotas or reducing tariffs. The elimination of quotas on World Trade Organization member countries by 2005 and other effects of these trade agreements could result in increased competition from developing countries which historically have lower labor costs, including China and Taiwan, both of which recently became members of the World Trade Organization. This increased competition could have an adverse effect on our business and financial condition.

Our ability to import products in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes. These problems could require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Risks relating to our business

We may not have recovered from continuing declines in net sales which have impaired our competitive and financial positions.

Our business has declined in recent years. Net sales declined from $6.0 billion in 1998 to $4.1 billion in 2002, a decrease of 30.6%. Our market research indicated that during that period we experienced significant brand equity and market position erosion in all of the regions in which we operate, including a substantial deterioration in the perception of the Levi’s® brand by younger consumers. In response to these trends, we have made extensive strategic, operational and management changes designed to improve our performance, but these changes may not have the desired sustained effect on our business or on our financial condition.

In addition, our declining business, and the actions we took in response to that decline, prevented us from repaying the substantial debt we incurred in our 1996 reorganization as quickly as we then intended. As a result, our financial condition remains highly leveraged, reducing our operating flexibility and impairing our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable financial leverage.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our products. We may be unable to increase sales of our apparel products through these distribution channels, since other channels, including vertically integrated specialty stores and mass channel retailers, account for a large portion of sales in jeanswear and casual wear sales in the United States. Our lack of a substantial presence in the vertically integrated specialty store market, where companies such as Gap Inc., Abercrombie & Fitch Co. and American Eagle Outfitters compete, weakens our ability to market to younger consumers. Although we plan on entering the mass channel in the United States through sales of Levi Strauss Signature™ products to Wal-Mart in 2003, we may not experience the increase in sales we anticipate. Entry into new distribution channels or expansion of existing channels requires investment, imposes new capability and service requirements and creates the risk of reduced sales and support from existing customers.

In Europe, we depend heavily on independent jeanswear retailers, which account for approximately half of our sales in that region. Independent retailers in Europe have experienced increasing difficulty competing against large department stores and increasingly prevalent vertically integrated specialty stores. Further competition in the independent retailer channel may adversely affect the sales of our products in Europe. In addition, we do not currently sell products to mass channel retailers in Europe, who participate in a market segment that is growing in importance as consumer value-consciousness and price pressure continue to take hold in the region.

In Asia, we experienced declines in recent years in our core department stores channels in Japan and Australia, our two largest businesses in the region. In 2001, a number of our customers in Japan declared bankruptcy. As a result, we face increasing pressure to open new distribution channels throughout the region. If we are unable to do so, our sales in the region may decline.

We also do not have a large portfolio of company-owned stores and internet distribution channels, unlike some of our competitors. Although we own a small number of stores located in selected major urban areas, we operate those stores primarily as “flagships” for marketing and branding purposes and do not expect them to produce substantial unit volume or sales. As a result, we have less control than some of our competitors over the distribution and presentation at retail of our products, which we believe has adversely affected our performance and could make it more difficult for us to implement our strategy.

Our expected entry into the U.S. mass channel creates risks for us and may not be successful.

In October 2002, we announced that we will be introducing a new casual clothing brand, the Levi Strauss Signature™ brand. We created the brand for value-conscious consumers who shop in mass channel retail stores. We anticipate that the products will be available initially at Wal-Mart locations across the United States beginning in July 2003. We face a number of risks with respect to our mass channel initiative, any of which may adversely affect our sales, business and financial condition.

•	We will need considerable organizational resources and discipline to ensure that our Levi Strauss Signature™ products are manufactured and delivered in accordance with the service requirements of Wal-Mart and other mass channel retail customers, while at the same time meeting the requirements of our existing customers. These service requirements will require us to ensure that our products are manufactured in large volumes in accordance with appropriate quality controls and are delivered in a timely manner. If Wal-Mart is dissatisfied with our products or performance for any reason, or if sales are less than expected, Wal-Mart may elect not to continue our arrangement, which could adversely affect our business and financial condition and make it more difficult for us to pursue similar arrangements with other mass channel retailers.

•	Our existing relationships with our current customers may be adversely affected by our entry into the mass channel if we are unable to continue to meet their service requirements or if they react adversely to our selling our products through another distribution channel. Either of these developments could result in decreased sales of our products to these customers.

•	Sales of Levi Strauss Signature™ products through the mass channel may result in reduced sales of our other brands. If these reductions are greater than anticipated, they could have an adverse impact on our sales and margins. In addition, by offering a new less expensive brand in the mass channel, we may adversely affect the perception of our core Levi’s® brand by both consumers who purchase our products and by our current customers who sell our products, which could result in an overall decrease in sales of our products.

•	Creating and launching a new brand in the mass channel involves considerable investment, particularly in the inventory and organization necessary to meet product launch as well as ongoing service requirements. As a result, our working capital requirements associated with the mass channel will be substantial and will initially be made prior to our receipt of any information regarding actual consumer acceptance of our new brand. In addition, we anticipate that we will not begin generating revenues from sales of Levi Strauss Signature™ products until the second half of 2003. As a result, we will incur operating expenses and will need considerable working capital until that time and we will not begin recouping investment until after that time.

We depend on a group of key U.S. customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s financial position could harm our business and financial condition.

Net sales to our ten largest customers, all of which are located in the United States, totaled approximately 45% and 47% of total net sales for 2002 and 2001, respectively. One customer, J.C. Penney Company, Inc., accounted for approximately 12% and 13% of net sales for 2002 and 2001, respectively. It is possible that Wal-Mart may become one of our largest customers as a result of purchases of Levi Strauss Signature™ products. Moreover, we believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

While we have long-standing customer relationships, we do not have long-term contracts with any of them, including J.C. Penney, or our new customer, Wal-Mart. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations. For example, several of our key retail customers in Japan filed for bankruptcy in 2001.

These and other financial problems of some of our retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables, limit our ability to collect amounts related to previous purchases by that customer, or result in required prepayment of our U.S. and European receivables securitization arrangements, all of which could harm our business and financial condition.

Our revenues are dependent on sales of branded jeans products. If our sales of these products significantly decline, our market share and our results of operations will be adversely affected.

Our revenues are derived mostly from sales of branded jeans products. Our Levi’s® brand, which consists primarily of denim bottoms, generated approximately 74% of our total net sales in 2002. In 2002, net sales of Levi’s® brand products accounted for approximately 65% of net sales in the Americas, approximately 91% of net sales in Europe and approximately 96% of net sales in Asia Pacific. We expect the relative percentage of our total net sales represented by jeans products will increase following our expected entry in 2003 into the mass channel in the United States with our Levi Strauss Signature™ brand. Because of our dependence on branded jeans products, any significant decrease in our sales of these products could adversely affect our market share and harm our business and financial condition.

Our dependence on independent manufacturers reduces our ability to control the manufacturing process, which could harm our sales, reputation and overall profitability.

We have in recent years substantially increased our use of independent contract manufacturers. As a result, we depend on independent contract manufacturers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. We do not have material long-term contracts with any of our independent manufacturers and any of these manufacturers may unilaterally terminate their relationship with us at any time. In addition, the recent trend in the apparel industry towards outsourcing has intensified competition for quality contractors, some of which have long-standing relationships with our competitors. To the extent we are not able to secure or maintain relationships with manufacturers that are able to fulfill our requirements, our business would be harmed.

We require contractors to meet our standards in terms of working conditions, environmental protection and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, the labor and business practices of independent apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our independent manufacturers to adhere to labor or other laws or appropriate labor or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.

We rely on a few key suppliers for a large portion of our fabric purchases. A significant adverse change in a supplier relationship or in a supplier’s financial position could harm our business and financial condition.

Three vendors, Cone Mills Corporation, Burlington Industries, Inc. and Galey & Lord, Inc., including its Swift Denim subsidiary, supplied approximately 49% of our total volume of fabric purchases worldwide in 2002. Cone Mills, our largest supplier, supplies various fabrics to us and, until March 30, 2003, is the sole supplier of the denim used for our 501® jeans. Purchases from Cone Mills accounted for approximately 22% of our total fabric purchases in 2002.

We do not have long-term supply agreements with any principal suppliers other than Cone Mills, and we compete with other apparel companies for supply capacity and product innovations. We may not be able to obtain adequate supply if there occurs a significant disruption in any of our supplier relationships, including any disruption caused by a change of control, bankruptcy or other financial or operating difficulty of any of our suppliers. We may also not be able to obtain adequate supply if there occurs a significant disruption in the markets for the fabrics or other raw materials we purchase, including disruptions arising from mill closures, consolidation resulting from excess industry capacity, trade restrictions or otherwise. Any of these disruptions could impair our ability to deliver products to customers in a timely manner and harm our business and financial condition.

We are implementing substantial changes in our information systems. These actions could disrupt our business.

We are installing, on a phased basis over the next four years, an enterprise resource planning system in the United States and Asia. In addition, in the United States we are entering into an arrangement with a third party logistics provider to operate warehouse facilities at three major U.S. ports of entry in order to improve product flows into, and the efficiency of, our U.S. distribution centers, and to facilitate product warehousing and shipment to mass channel and other customers. We are also entering the mass channel with our Levi Strauss Signature™ products. These actions require us to make substantial modifications to our information technology systems and business processes. We are aware of the inherent risks associated with replacing or upgrading core business systems, including cost, management time and business disruption. We cannot assure that we will successfully launch these new systems and processes or that they will occur without disruption. Any disruptions could have a material adverse effect on our business and financial condition.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. Our success is dependent upon strengthening our management depth across our business at a rapid pace. An inability to retain and attract qualified personnel or the loss of any of our current key executives could harm our business. Our ability to attract and retain qualified employees is adversely affected by the San Francisco location of our corporate and Americas headquarters due to the high cost of living in the San Francisco area.

Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss or inability to enforce trademarks and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights on a worldwide basis. We cannot assure that our efforts to establish and protect our trademarks and other proprietary intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Moreover, we cannot assure that others will not assert rights in, or ownership of, our trademarks and other proprietary intellectual property or that we will be able to successfully resolve those claims. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we do in the United States and other countries.

Our international operations expose us to political and economic risks.

In 2002, we generated approximately 39% of our net sales outside the United States, and a substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	less protective foreign laws relating to intellectual property;

•	difficulties in staffing and managing international operations;

•	political and economic instability; and

•	disruptions or delays in shipments.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. For 2002, the decrease in net sales was 2.9% compared to 2001 but would have decreased 3.2% due to the effects of translating non-U.S. currency reported sales results into U.S. dollars. In addition, although we engage in hedging activities to manage our foreign currency exposures, our earnings may be subject to volatility since we are required to record in income the changes in the market values of our exposure management instruments that do not qualify for hedge accounting treatment. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations.

Adverse outcomes resulting from examination of our income tax returns may affect our liquidity and annual effective income tax rate.

Our consolidated U.S. income tax returns for the years 1986 through 1995 were the subject of an examination by the Internal Revenue Service. In 2001, we reached a settlement with the Internal Revenue Service that covered most of the issues for the years 1986 through 1989. During 2002, we reached a settlement with the Internal Revenue Service on most of the issues for the years 1990 through 1995. As a result, during 2002 we reclassified approximately $90.0 million from long-term tax liabilities into accrued taxes. We anticipate paying the Internal Revenue Service an amount of approximately $115 million during the second quarter of 2003. After taking into account potential refunds from prior years’ overpayments and the tax effects of the interest deduction from this payment, we expect the net cash payment to be approximately $90 million.

Our consolidated U.S. income tax returns for the years 1996 to 1999 are presently under examination by the Internal Revenue Service. We have not yet reached a settlement with the Internal Revenue Service for these years. We cannot assure that we will be able to reach a settlement for 1996 to 1999, and for other open issues, on terms that are acceptable to us. In addition, our income tax returns for other years may be the subject of future examination by tax authorities. An adverse outcome resulting from any settlement or future examination may lead to a deficiency in our provision for income taxes on our income statement and adversely affect our liquidity. In addition, changes to our income tax provision or in the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

Our approach to corporate governance may lead us to take actions that conflict with our creditors’ interests as holders of notes.

All of our common stock is owned by a voting trust described under “Principal Stockholders.” Four voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take other actions which would normally be within the power of stockholders of a Delaware corporation. Although the voting trust agreement gives the holders of two-thirds of the outstanding voting trust certificates the power to remove trustees and terminate the voting trust, three of the trustees, as a group based on their ownership of voting trust certificates, have the ability to block all efforts by the two-thirds of the holders of the voting trust certificates to remove a trustee or terminate the voting trust. In addition, the concentration of voting trust certificate ownership in a small group of holders, including these three trustees, gives this group the voting power to block stockholder action on matters for which the holders of the voting trust certificates are entitled to vote and direct the trustees under the voting trust agreement.

Our principal stockholders created the voting trust in part to ensure that we would continue to operate in a socially responsible manner while seeking the greatest long-term benefit for our stockholders, employees and other stakeholders and constituencies. We measure our success not only by growth in economic value, but also by our reputation, the quality of our constituency relationships and our commitment to social responsibility. As a result, we cannot assure that the voting trustees will cause us to be operated and managed in a manner that benefits the interests of the voting trustees or our principal equity holders will not diverge from our creditors.

Risks relating to Arthur Andersen LLP.

Holders of our notes may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in any of our financial statements audited by Arthur Andersen.

Our consolidated financial statements for each of the two fiscal years ended November 25, 2001 were audited by Arthur Andersen LLP, independent certified public accountants. On June 15, 2002, Arthur Andersen was convicted of federal obstruction of justice charges arising from the U.S. government’s investigation of Enron Corp. On August 31, 2002, Arthur Andersen LLP ceased practicing before the SEC.

Because our former key engagement team personnel have since left Arthur Andersen LLP, Arthur Andersen LLP did not participate in the preparation of this report, reissue its audit report with respect to the financial statements included in this report, or consent to the inclusion in this report of its audit report. As a result, holders of our notes may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, as a result of its recent conviction of Federal obstruction of justice charges and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors that might arise under Federal securities laws or otherwise with respect to its audit report.

Issues related to Arthur Andersen LLP may impede our ability to access the capital markets.

If the SEC ceases accepting financial statements audited by Arthur Andersen LLP, we would be unable to access the public capital markets unless KPMG LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, investors in any subsequent offerings for which we use Arthur Andersen LLP’s audit reports will not be entitled to recovery against Arthur Andersen LLP under Section 11 of the Securities Act for any material misstatements or omissions in those financial statements. Furthermore, Arthur Andersen LLP will be unable to participate in the “due diligence” process that would customarily be performed by potential investors in our securities, which process includes having Arthur Andersen LLP perform procedures to assure the continued accuracy of its report on our audited financial statements and to confirm its review of unaudited interim periods presented for comparative purposes. As a result, we may not be able to bring to the market successfully an offering of our securities. Consequently, our financing costs may increase or we may miss attractive market opportunities.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk primarily related to foreign exchange, interest rates and, indirectly through fabric prices, the price of cotton. We actively manage foreign currency and interest rate risks with the objective of reducing fluctuations in actual and anticipated cash flows by entering into a variety of derivative instruments including spot, forwards, options and swaps. We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, we believe these counterparties are creditworthy financial institutions and do not anticipate nonperformance. We currently do not manage our exposure to the price of cotton with derivative instruments. We hold derivative positions only in currencies to which we have exposure.

The tables below give an overview of the fair values of derivative instruments reported as an asset or liability and the realized and unrealized gains and losses associated with our foreign exchange management activities reported in “Other (income) expense, net.” The derivatives expire at various dates through August 2003.

	At November 24, 2002	At November 25, 2001
Risk Exposures	Fair value asset (liability)	Fair value asset (liability)
(Dollars in Thousands)
Foreign Exchange Management
Sourcing	$(3,636)	$10,976
Net Investment	303	6,068
Royalties	1,189	729
Cash Management	(82)	1,521
Euro Notes Offering	(625)	(1,169)

Total	$(2,851)	$18,125

Interest Rate Management	$—	$(2,266)

	Year Ended November 24, 2002		Year Ended November 25, 2001
	Other (income) expense, net		Other (income) expense, net
(Dollars in Thousands)	Realized	Unrealized	Realized	Unrealized
Foreign Exchange Management
Sourcing	$60,716	$13,851	$10,696	$4,176
Net Investment	10,132	(116)	2,146	(60)
Royalties	3,372	(1,037)	(8,044)	2,537
Cash Management	(18,172)	(683)	(2,228)	(790)
Transition Adjustments	—	—	828	—
Euro Notes Offering	(10,167)	(545)	5,738	1,169

Total	$45,881	$11,470	$9,136	$7,032

Interest Rate Management	$2,266 (1)	$(2,266)	$—	$1,476
Transition Adjustments	—	—	—	1,246

Total	$2,266	$(2,266)	$—	$2,722

(1)	Recorded as an increase to interest expense.

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

We calculate our maximum allowable level of loss based on a percentage of the total forecasted currency exposures. The allowable percentage loss depends on various elements including our leverage ratio as defined in our foreign exchange policy. We implemented this policy in 2001. For 2001, the policy permitted a 6% loss against a set of benchmark rates. The allowable loss for 2002 and 2001 was approximately $45.0 million and $30.0 million, respectively.

At November 24, 2002, we had U.S. dollar spot and forward currency contracts to buy $972.9 million and to sell $238.3 million against various foreign currencies. We also had euro forward currency contracts to buy 7.9 million euro against various foreign currencies and to sell 9.9 million euro against various foreign currencies. We had no U.S. dollar option contracts outstanding at November 24, 2002. We had euro option currency contracts to sell 30.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003.

We entered into option contracts to manage our exposure to numerous foreign currencies. At November 24, 2002, we bought Swedish Krona options resulting in a net long position against the euro of $29.0 million should the options be exercised.

The following table presents notional amounts, average exchange rates and fair values for forward and swap contracts by currency. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date. A positive amount represents a long position in U.S. dollar versus the exposure currency, while a negative amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. The unrealized gain (loss) is the fair value of the outstanding position. The average forward rate is the forward rate weighted by the total of the transacted amounts. All transactions will mature before August 2003.

Outstanding Forward and Swap Transactions

(Dollars in Thousands Except Average Rates)

	As of November 24, 2002			As of November 25, 2001
Currency	Average Forward Rate	Notional Amount	Fair Value	Average Forward Rate	Notional Amount	Fair Value
Australian Dollar	0.56	$22,863	$(388)	0.51	$24,488	$(629)
Argentine Peso	—	—	—	0.94	1,847	(116)
Brazilian Real	3.43	518	22	—	—	—
Canadian Dollar	1.57	9,482	98	1.57	12,713	334
Swiss Franc	1.49	(16,639)	5	1.66	(11,996)	(19)
Danish Krona	7.49	15,115	(12)	8.33	11,879	(133)
Euro	0.99	415,527	(1,764)	0.89	180,309	8,662
British Pound	1.57	150,500	—	1.42	114,831	805
Hungarian Forint	237.55	(12,616)	(160)	227	5,867	46
Japanese Yen	122.69	37,797	1,136	120.48	43,283	4,029
Mexican Peso	10.14	11,243	33	9.36	7,095	(133)
Norwegian Krona	7.33	7,025	17	9.02	5,730	(55)
New Zealand Dollar	0.50	(5,921)	3	0.41	(3,008)	26
Swedish Krona	9.19	87,888	(1,834)	10.63	54,209	829
Singapore Dollar	1.76	1,045	3	1.81	(8,269)	(96)
Taiwan Dollar	35.07	6,301	(62)	34.86	3,979	(38)
South African Rand	9.27	4,584	52	9.57	2,808	285

Total		$734,712	$(2,851)		$445,765	$13,797

The following table presents notional amounts, average strike rates and fair values of outstanding foreign currency options. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date should the option be exercised. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. The market value is the fair value of the option transaction reported in our financial statements. The average strike rate is weighted by the total of the notional amounts. All transactions expired before December 2002.

Outstanding Options Transactions

(Dollars in Thousands Except Average Rates)

	As of November 24, 2002			As of November 25, 2001
Currency	Average Strike Rate	Notional Amount	Fair Value	Average Strike Rate	Notional Amount	Fair Value
Canadian Dollar	—	$—	$—	1.57	$(44,000)	$(3)
Euro	—	30,078	—	0.89	61,344	4,559
Swedish Krona	8.68	(29,021)	—	11.12	21,673	(242)
South African Rand	—	—	—	9.76	5,000	14

Total		$1,057	$—		$44,017	$4,328

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

Interest Rate Table as of November 24, 2002

(Dollars in Thousands Unless Otherwise Stated)

	Year Ended							Fair Value 2002
	2002	2003	2004	2005	2006	2007	2008
Debt Instruments
Fixed Rate (US$)	$1,239,658	$868,465	$861,571	$830,000	$380,000	$380,000	—	$1,158,064
Average Interest Rate	8.36%	9.11%	9.11%	9.12%	11.63%	11.63%	—	—
Fixed Rate (Yen 20 billion)	$167,134	$166,667	$166,667	$166,667	$166,667	$166,667	$166,667	$116,667
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	—
Fixed Rate (Euro 125 million)	$130,933	$126,250	$126,250	$126,250	$126,250	$126,250	—	$114,414
Average Interest Rate	11.63%	11.63%	11.63%	11.63%	11.63%	11.63%	—	—
Variable Rate (US$)	$262,628	$135,741	$24,365	$—	—	—	—	$262,628
Average Interest Rate*	3.77%	2.61%	4.55%	—	—	—	—	—
Variable Rate (Euro)	$51,161	—	—	—	—	—	—	$51,161
Average Interest Rate*	3.39%	—	—	—	—	—	—	—

*	Assumes no change in short-term interest rates

Interest Rate Table as of November 25, 2001

(Dollars in Thousands Unless Otherwise Stated)

	Year Ended							Fair Value 2001
	2001	2002	2003	2004	2005	2006	2007
Debt Instruments
Fixed Rate (US$)	$1,244,705	$1,224,774	$868,571	$861,571	$830,000	$380,000	$380,000	$985,523
Average Interest Rate	8.36%	8.45%	9.11%	9.11%	9.12%	11.63%	11.63%	—
Fixed Rate (Yen 20 billion)	$164,413	$164,413	$164,413	$164,413	$164,413	$164,413	$164,413	$113,115
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	—
Fixed Rate (Euro 125 million)	$114,378	$110,250	$110,250	$110,250	$110,250	$110,250	$110,250	$85,719
Average Interest Rate	11.63%	11.63%	11.63%	11.63%	11.63%	11.63%	11.63%	—
Variable Rate (US$)	$401,429	$147,076	$25,741	$24,365	—	—	—	$401,429
Average Interest Rate*	6.84%	4.21%	7.59%	7.59%	—	—	—	—
Variable Rate (Euro)	$41,366	$41,366	$41,366	—	—	—	—	$41,366
Average Interest Rate*	4.03%	4.03%	4.03%	—	—	—	—	—

Interest Rate Derivative
Financial Instruments
Related to Debt
Interest Rate Options
Combination Pay fix 8.10%/ Pay fix 6.72% vs. Receive 3 month LIBOR	$75,000	—	—	—	—	—	—	$(614)
Collar = Locked fixed payer rate in average 6.75%-7.20% range	$200,000	—	—	—	—	—	—	$(1,652)

*	Assumes no change in short-term interest rates

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Stockholders and Board of Directors

Levi Strauss & Co.:

We have audited the accompanying consolidated balance sheet of Levi Strauss & Co. and subsidiaries as of November 24, 2002, and the related consolidated statements of income, stockholders’ deficit and comprehensive income and cash flows for the fiscal year ended November 24, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The November 25, 2001 and November 26, 2000 balance sheets, and the related consolidated statements of income, stockholders’ deficit and comprehensive income and cash flows for the fiscal years ended November 25, 2001 and November 26, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 21, 2001 (except with respect to the matters discussed in Note 20, as to which the date is January 29, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. as of November 24, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

San Francisco, CA

February 5, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

Levi Strauss & Co.:

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. (a Delaware corporation) and subsidiaries as of November 25, 2001 and November 26, 2000, and the related consolidated statements of income, stockholders’ deficit and cash flows for each of the three fiscal years in the period ended November 25, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements (not presented herein) is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

San Francisco, California

December 21, 2001 (except with respect to the matters discussed in Note 20, as to which the date is January 29, 2002).

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	November 24, 2002	November 25, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$96,478	$102,831
Trade receivables, net of allowance for doubtful accounts of $24,857 in 2002 and $26,666 in 2001	660,516	621,224
Inventories:
Raw materials	98,987	97,261
Work-in-process	74,048	50,499
Finished goods	418,679	462,417

Total inventories	591,714	610,177
Deferred tax assets	221,574	205,294
Other current assets	88,611	94,916

Total current assets	1,658,893	1,634,442
Property, plant and equipment, net of accumulated depreciation of $478,447 in 2002 and $527,647 in 2001	482,446	514,711
Goodwill and other intangibles, net of accumulated amortization of $187,480 in 2002 and $175,603 in 2001	243,410	254,233
Non-current deferred tax assets	573,844	484,260
Other assets	58,691	95,840

Total Assets	$3,017,284	$2,983,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$95,225	$162,944
Accounts payable	233,771	234,199
Restructuring reserves	65,576	45,220
Accrued liabilities	270,446	301,620
Accrued salaries, wages and employee benefits	314,385	212,728
Accrued taxes	105,387	26,475

Total current liabilities	1,084,790	983,186
Long-term debt, less current maturities	1,751,752	1,795,489
Postretirement medical benefits	548,930	544,476
Long-term employee related benefits	527,418	384,751
Long-term tax liabilities	66,879	174,978
Other long-term liabilities	11,558	16,402
Minority interest	21,541	20,147

Total liabilities	4,012,868	3,919,429

Stockholders’ Deficit:
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(995,881)	(1,020,860)
Accumulated other comprehensive loss	(88,884)	(4,264)

Stockholders’ deficit	(995,584)	(935,943)

Total Liabilities and Stockholders’ Deficit	$3,017,284	$2,983,486

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)

	Year Ended November 24, 2002	Year Ended November 25, 2001	Year Ended November 26, 2000
Net sales	$4,136,590	$4,258,674	$4,645,126
Cost of goods sold	2,451,785	2,461,198	2,690,170

Gross profit	1,684,805	1,797,476	1,954,956
Marketing, general and administrative expenses	1,332,798	1,355,885	1,481,718
Other operating (income)	(34,450)	(33,420)	(32,380)
Restructuring charges, net of reversals	124,595	(4,286)	(33,144)

Operating income	261,862	479,297	538,762
Interest expense	186,493	230,772	234,098
Other (income) expense, net	25,411	8,836	(39,016)

Income before taxes	49,958	239,689	343,680
Income tax expense	24,979	88,685	120,288

Net income	$24,979	$151,004	$223,392

Earnings per share—basic and diluted	$0.67	$4.05	$5.99

Weighted-average common shares outstanding	37,278,238	37,278,238	37,278,238

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at November 28, 1999	$373	$88,812	$(1,395,256)	$17,509	$(1,288,562)

Treasury stock	—	(4)	—	—	(4)

Net income	—	—	223,392	—	223,392
Other comprehensive loss (net of tax)	—	—	—	(33,399)	(33,399)

Total comprehensive income (loss)	—	—	223,392	(33,399)	189,993

Balance at November 26, 2000	373	88,808	(1,171,864)	(15,890)	(1,098,573)

Net income	—	—	151,004	—	151,004
Other comprehensive income (net of tax)	—	—	—	11,626	11,626

Total comprehensive income	—	—	151,004	11,626	162,630

Balance at November 25, 2001	373	88,808	(1,020,860)	(4,264)	(935,943)

Net income	—	—	24,979	—	24,979
Other comprehensive loss (net of tax)	—	—	—	(84,620)	(84,620)

Total comprehensive income (loss)	—	—	24,979	(84,620)	(59,641)

Balance at November 24, 2002	$373	$88,808	$(995,881)	$(88,884)	$(995,584)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended November 24, 2002	Year Ended November 25, 2001	Year Ended November 26, 2000
Cash Flows from Operating Activities:
Net income	$24,979	$151,004	$223,392
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	71,071	80,619	90,981
Asset write-offs associated with 2002 restructuring charge	25,708	—	—
Gain on dispositions of property, plant and equipment	(1,600)	(1,017)	(24,683)
Unrealized foreign exchange (gains) losses	13,579	(22,995)	(5,194)
Decrease (increase) in trade receivables	(2,554)	30,541	54,032
Decrease (increase) in income taxes receivable	(522)	—	70,000
Decrease (increase) in inventories	41,362	41,933	(20,949)
Decrease (increase) in other current assets	18,889	69,985	(17,974)
(Increase) decrease in other long-term assets	16,581	(18,811)	(22,436)
(Increase) decrease in net deferred tax assets	(102,305)	7,834	55,179
(Decrease) increase in accounts payable and accrued liabilities	(90,188)	(123,404)	33,073
(Decrease) increase in restructuring reserves	20,357	(26,375)	(216,686)
(Decrease) increase in accrued salaries, wages and employee benefits	95,250	(44,316)	70,859
(Decrease) increase in accrued taxes	86,135	(36,038)	49,618
Increase in long-term employee related benefits	69,151	24,749	43,320
Increase (decrease) in other long-term liabilities	(98,304)	3,155	(52,075)
Other, net	4,159	5,036	(24,531)

Net cash provided by operating activities	191,748	141,900	305,926

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(59,088)	(22,541)	(27,955)
Proceeds from sale of property, plant and equipment	13,286	5,773	114,048
Cash inflow (outflow) from net investment hedges	(13,551)	(462)	67,978
Other, net	—	—	152

Net cash (used for) provided by investing activities	(59,353)	(17,230)	154,223

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	653,935	1,913,872	376,196
Repayments of long-term debt	(795,843)	(2,044,560)	(903,371)
Net (decrease) increase in short-term borrowings	1,592	(9,202)	118
Other, net	—	—	(5)

Net cash used for financing activities	(140,316)	(139,890)	(527,062)

Effect of exchange rate changes on cash	1,568	993	(8,845)

Net decrease in cash and cash equivalents	(6,353)	(14,227)	(75,758)
Beginning cash and cash equivalents	102,831	117,058	192,816

Ending Cash and Cash Equivalents	$96,478	$102,83	$117,058

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$157,637	$182,156	$202,355
Income taxes	103,770	106,923	65,892
Restructuring initiatives	78,531	22,089	183,542

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Levi Strauss & Co. and its wholly-owned and majority-owned foreign and domestic subsidiaries (“LS&CO.” or “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). All significant intercompany balances and transactions have been eliminated. LS&CO. is privately held primarily by descendants and relatives of its founder, Levi Strauss.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2002, 2001 and 2000 fiscal years consisted of 52 weeks and ended November 24, 2002, November 25, 2001 and November 26, 2000, respectively. The fiscal year end for certain foreign subsidiaries is November 30 due to certain local statutory requirements. All references to years relate to fiscal years rather than calendar years.

Certain prior year amounts have been reclassified to conform to the current presentation.

Nature of Operations

The Company is one of the world’s leading branded apparel companies with operations in more than 45 countries and sales in more than 100 countries. The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children, under the Levi’s® and Dockers® brands. The Company markets its Levi’s® and Dockers® brand products in three geographic regions: the Americas, Europe and Asia Pacific. As of November 24, 2002, the Company employed approximately 12,400 employees.

In October 2002, the Company announced that it will be introducing a new casual clothing brand, the Levi Strauss Signature™ brand. The Company created the brand for value-conscious consumers who shop in mass channel retail stores. The Levi Strauss Signature™ brand will initially feature a range of denim and non-denim pants and shirts as well as denim jackets. The Company anticipates that the products will be available initially at Wal-Mart locations across the United States beginning in July 2003.

The stockholders’ deficit resulted from a 1996 transaction in which the Company’s stockholders created new long-term governance arrangements, including a voting trust and stockholders’ agreement. As a result, shares of stock of a former parent company, Levi Strauss Associates Inc., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash. The funding for the cash payments in this transaction was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities. The Company’s ability to satisfy its obligations and to reduce its total debt depends on the Company’s future operating performance and on economic, financial, competitive and other factors, many of which are beyond the Company’s control.

The Company relies on a number of suppliers for its manufacturing processes. The Company’s largest supplier, Cone Mills Corporation, has been the sole supplier of the denim used worldwide for its 501® jeans. On May 13, 2002, the Company amended the exclusivity and requirements features of its supply agreement with Cone Mills. The amendment provides that, after March 30, 2003, the Company may purchase these denims from other suppliers and Cone Mills may sell these denims to other customers. The amendment also allows the Company to purchase these denims for its European business from non-U.S. sources prior to March 30, 2003 if the European Union implements material tariffs against U.S. produced denim. The amendment does not change any other provisions of the supply agreement.

In 2002, 2001 and 2000, Cone Mills Corporation supplied approximately 22%, 25% and 26%, respectively, of the total volume of fabrics purchased worldwide by the Company. The loss of Cone Mills Corporation or other principal suppliers could have an adverse effect on the Company’s results of operations.

For 2002, 2001 and 2000, the Company had one customer, J.C. Penney Company, Inc., that represented approximately 12%, 13% and 12%, respectively, of net sales. No other customer accounted for more than 10% of net sales. A group of key U.S. customers accounts for a significant portion of the Company’s total net sales. Net sales to the Company’s ten largest customers, all of which are located in the U.S., totaled approximately 45%, 47% and 48% of total net sales during 2002, 2001 and 2000, respectively.

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

During 2002, the Company identified the critical accounting policies upon which its financial position and results of operations depend as those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. The Company summarizes its critical accounting policies below.

•	Revenue recognition. The Company recognizes revenue when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized net of an allowance for estimated returns, discounts and retailer promotions and incentives when the sale is recorded.

The Company recognizes allowances for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. Allowances principally relate to the Company’s U.S. operations and are primarily comprised of volume-based incentives and other returns and discounts. For volume-based retailer incentive programs, reserves for volume allowances are calculated based on a fixed formula applied to sales volumes. The Company estimates non-volume-based allowances using historical customer claim rates, adjusted as necessary for special customer and product-specific circumstances. Actual allowances may differ from estimates due primarily to changes in sales volume based on retailer or consumer demand. Actual allowances have not materially differed from estimates.

The Company entered into cooperative advertising programs with certain customers. The majority of cooperative advertising programs were discontinued in the first quarter of fiscal 2002. The Company recorded payments to customers under cooperative advertising programs as marketing, general and administrative expenses because an identifiable benefit was received in return for the consideration and the Company could reasonably estimate the fair value of the advertising received. Cooperative advertising expense for 2002, 2001 and 2000 was $3.9 million, $21.5 million and $25.0 million, respectively.

•	Inventory valuation. The Company values inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price based on historical recovery rates. In determining its expected selling prices, the Company considers various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company then estimates expected selling prices based on its historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

•	Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a current liability and primarily include employee severance, certain employee termination benefits, including out-placement services and career counseling, and contractual obligations. The principal components of the reserves relate to employee severance and termination benefits, which the Company estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates. (See “New Accounting Standards” below on the issuance of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”)

•	Income tax assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Changes to the Company’s income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

•	Derivatives, foreign exchange, and interest rate management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The Company actively manages foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long-term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense” in the consolidated statement of operations. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge the Company’s net investment position in its subsidiaries. For these instruments, the Company documents the hedge designation, by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit.

The Company is exposed to interest rate risk. It is the Company’s policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. For transactions that do not qualify for hedge accounting or in which management has elected not to designate transactions for hedge accounting, changes in fair value are classified into earnings.

Other Significant Accounting Policies

Cost of Goods Sold

Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead. Cost of goods sold also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information resources and other corporate functions. Marketing, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $183.7 million, $182.0 million and $183.1 million for 2002, 2001 and 2000, respectively. Shipping and handling charges billed to the Company’s customers are insignificant.

Advertising Costs

In accordance with Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” the Company expenses advertising costs as incurred. Advertising expense is recorded in marketing, general and administrative expenses. For 2002, 2001 and 2000 total advertising expense was $307.1 million, $357.3 million and $402.7 million, respectively.

Other Operating Income

Other operating income represents royalties earned for the use of the Company’s trademarks in connection with the manufacturing, advertising, distribution and sale of products by the licensees. The Company enters into licensing agreements with the majority of the agreements having a term of at least one year. The amounts receivable under these licensing agreements are royalties based on sale of products by the licensees. Such amounts are earned and recognized as products are sold by licensees based on licensing rates as set forth in the licensing agreements. The earnings process is complete when the licensees sell the products.

Royalty income for the years ended November 24, 2002, November 25, 2001 and November 26, 2000 was $34.5 million, $33.4 million and $32.4 million, respectively.

Other (Income) Expense, net

Significant components of other (income) expense, net are summarized below:

	Year Ended November 24, 2002	Year Ended November 25, 2001	Year Ended November 26, 2000
Currency transaction (gains) losses	$45,029	$11,985	$(960)
Interest income	(7,911)	(3,555)	(12,311)
Gains on disposal of assets	(1,600)	(1,017)	(24,683)
Other	(10,107)	1,423	(1,062)

Total	$25,411	$8,836	$(39,016)

Currency transaction (gains) losses include gains and losses of our foreign exchange management contracts of $57.4 million and $16.2 million in 2002 and 2001, respectively. The remaining amounts primarily reflect (gains) losses for remeasurement of foreign currency transactions. The Company adopted SFAS 133 effective the first day of fiscal year 2001.

Minority Interest

Minority interest is included in “Other (income) expense, net,” and includes a 16.4% minority interest of Levi Strauss Japan K.K., the Company’s Japanese affiliate, and a 49.0% minority interest of Levi Strauss Istanbul Konfeksigon, the Company’s Turkish affiliate.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of common shares that could potentially be issued. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all potential dilutive common shares. The Company does not have any potentially dilutive shares. Therefore, basic and diluted EPS are the same. The weighted-average number of common shares outstanding is 37,278,238 for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates fair market value.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and computers, and are depreciated over a range from three to 20 years. Capitalized internal-use software is carried at cost less accumulated amortization and is amortized over three years on a straight-line basis.

Goodwill and Other Intangible Assets

Goodwill and other intangibles are carried at cost, less accumulated amortization. Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Goodwill is being amortized on a straight-line basis over 40 years through the year 2025. Other intangibles consist primarily of trademarks, which were valued as a result of the 1985 acquisition. Trademarks and other intangibles are being amortized over the estimated useful lives of the related assets, which range from six to 40 years. (See “New Accounting Standards” below on the issuance of Statement of Financial Accounting Standards No.(“SFAS”) 142, “Goodwill and Other Intangible Assets.”)

Long-Lived Assets

In accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company reviews long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. (See “New Accounting Standards” below on the issuance of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for implementation in 2003.)

Translation Adjustment

The functional currency for most of the Company’s foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a separate component of “Accumulated other comprehensive income (loss)” in the consolidated financial statements.

The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies and certain other subsidiaries. The translation adjustments for these entities are included in “Other (income) expense, net.”

Self-Insurance

The Company is partially self-insured for workers’ compensation and certain employee health benefits. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Actual losses could differ from accrued amounts.

Workers’ Compensation - The Company carries insurance deductibles of $200,000 per occurrence for workers’ compensation. Insurance has been purchased for significant claims in excess of $200,000 per occurrence up to statutory limits. Aggregate insurance in the amount of $5.0 million was purchased for claims occurring during the period December 1, 2000 through November 30, 2001, in excess of $20.0 million in the aggregate. Aggregate insurance in the amount of $5.0 million is under negotiation for claims occuring during the period December 1, 2001 through November 30, 2002, in excess of $25.0 million in the aggregate.

Health Benefits - The Company provides medical coverage to substantially all eligible active and retired employees and their dependents under a fully self-insured arrangement. There is stop-loss coverage for active salaried employees (as well as those salaried retirees who retired after June 1, 2001) who have a $2.0 million lifetime limit on their medical coverage. This stop-loss coverage provides payment on the excess of any individual claim incident over $500,000 in any given year.

Securitizations

The Company accounts for securitization of receivables in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets,” dated June 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. The Company will adopt the provisions of SFAS 142 during the first quarter of 2003. Goodwill and trademarks have indefinite lives and will no longer be amortized starting November 25, 2002 but instead will be reviewed periodically for impairment. Amortization expense for goodwill and trademarks for 2002 was $8.8 million and $1.9 million, respectively. The Company believes that the majority of the amortization in prior periods relates to assets which would not be subject to amortization under SFAS 142.

The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” dated June 2001. SFAS 143 changes the way companies recognize and measure retirement obligations that are legal obligations and result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company will adopt the provisions of SFAS 143 on the first day of fiscal year 2003. The Company does not believe that the adoption of SFAS 143 will have a material impact on its financial condition or results of operations.

The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” dated August 2001. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS 144 on the first day of fiscal year 2003. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial condition or results of operations.

The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” dated April 2002. SFAS 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” should not be classified as extraordinary items. Accordingly, SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 is effective for the Company on the first day of fiscal year 2003. The Company does not believe SFAS 145 will have a material impact on its financial condition or results of operations, except that certain reclassifications may occur on the statement of income.

The FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” dated June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. In summary, SFAS 146 requires that the liability and cost shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its financial condition or results of operations.

Note 2: Accumulated Other Comprehensive Income (Loss)

		Transition Adjustments
	Additional Minimum Pension Liability	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges	Translation Adjustments	Totals
	(Dollars in Thousands)
Accumulated other comprehensive income (loss) at November 28, 1999	$(778)	$—	$—	$—	$2,681	$15,606	$17,509

Gross changes	1,235	—	—	—	57,341	(70,302)	(11,726)
Tax	(457)	—	—	—	(21,216)	—	(21,673)

Other comprehensive income (loss), net of tax	778	—	—	—	36,125	(70,302)	(33,399)

Accumulated other comprehensive income (loss) at November 26, 2000	—	—	—	—	38,806	(54,696)	(15,890)

Gross changes	—	(828)	120	4,844	5,029	8,357	17,522
Tax	—	306	(44)	(1,792)	(2,408)	—	(3,938)

Subtotal	—	(522)	76	3,052	2,621	8,357	13,584
Reclassification of cash flow hedges to other income/expense (net of tax of $1,151)	—	522	—	(2,480)	—	—	(1,958)

Other comprehensive income, net of tax	—	—	76	572	2,621	8,357	11,626

Accumulated other comprehensive income (loss) at November 25, 2001	—	—	76	572	41,427	(46,339)	(4,264)

Gross changes	(135,813)	—	(120)	(239)	(20,759)	15,058	(141,873)
Tax	49,860	—	44	88	7,682	—	57,674

Subtotal	(85,953)	—	(76)	(151)	(13,077)	15,058	(84,199)
Reclassification of cash flow hedges to other income/expense (net of tax of $248)	—	—	—	(421)	—	—	(421)

Other comprehensive income, net of tax	(85,953)	—	(76)	(572)	(13,077)	15,058	(84,620)

Accumulated other comprehensive income (loss) at November 24, 2002	$(85,953)	$—	$—	$—	$28,350	$(31,281)	$(88,884)

NOTE 3: RESTRUCTURING RESERVES

The following is a description of the actions taken associated with the Company’s reorganization initiatives. Severance and employee benefits relate to severance packages, out-placement services and career counseling for employees affected by the plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, other restructuring costs and foreign exchange differences. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

2002 Reorganization Initiative

In November 2002, the Company announced a reorganization initiative in Europe intended to realign the Company’s resources with our European sales strategy to better service customers and reduce operating costs. This initiative affects the Company’s operations in several countries and involves moving from a country or regional-based sales organization to a key account structure. The Company recorded an initial charge of $1.6 million reflecting an estimated displacement of 40 employees. As of November 24, 2002, approximately 10 employees have been displaced. The table below displays the activity and liability balance of this reserve.

Europe Reorganization Initiative

	Balance At 11/25/01	Charges	Reductions	Reversals	Balance At 11/24/02
	(Dollars in Thousands)
Severance and employee benefits	$0	$1,568	$(202)	$0	$1,366

Total	$0	$1,568	$(202)	$0	$1,366

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

The Company announced in April 2002 the closure of six U.S. manufacturing plants. The decision reflected the Company’s continuing shift from a manufacturing to a marketing and product-driven organization. The Company recorded an initial charge in the second quarter of 2002 of $129.7 million consisting of $22.7 million for asset write-offs, $89.6 million for severance and employee benefits and $17.4 million for other restructuring costs. The charge reflects an estimated displacement of 3,300 employees at the affected plants and approximately 250 employees at the remaining U.S. finishing facility. The Company closed the six manufacturing plants in three phases: two plants were closed in June 2002, two plants were closed in July 2002 and the final two plants were closed in September 2002. As of November 24, 2002, approximately 3,295 employees had been displaced at the manufacturing plants and approximately 245 employees had been displaced at the finishing facility. The table below displays the activity and liability balance of this reserve.

2002 Scotland Plant Closures

	Balance At 11/25/01	Charges	Reductions	Reversals	Balance At 11/24/02
	(Dollars in Thousands)
Severance and employee benefits	$—	$15,691	$(14,703)	$(988)	$—
Other restructuring costs	—	1,732	(621)	(1,111)	—

Total	$—	$17,423	$(15,324)	$(2,099)	$—

2002 U.S. Plant Closures

	Balance At 11/25/01	Charges	Reductions	Balance At 11/24/02
	(Dollars in Thousands)
Severance and employee benefits	$—	$89,625	$(40,734)	$48,891
Other restructuring costs	—	17,397	(4,199)	13,198

Total	$—	$107,022	$(44,933)	$62,089

2001 Reorganization Initiatives

In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning the Company’s resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001 reflecting an estimated displacement of 500 employees. During 2002, the Company reversed charges of $6.7 million from the initial charge of $20.3 million. The reversals were due to changes in the estimated number of employees to be affected from approximately 500 to approximately 335 primarily due to attrition. As of November 24, 2002, approximately 315 employees have been displaced. The table below displays the activity and liability balance of this reserve.

In November 2001, the Company instituted various reorganization initiatives in Japan. These initiatives were prompted by business declines as a result of the prolonged economic slowdown, political uncertainty, major retail bankruptcies and dramatic shrinkage of the core denim jeans market in Japan. The Company recorded an initial charge of $2.0 million in November 2001. The charge reflected an estimated displacement of 22 employees, all of whom have been displaced. During 2002, the Company reversed charges of $0.3 million from the initial charge of $2.0 million. The reversals were primarily due to lower than anticipated contractor costs. The table below displays the activity and liability balances of this reserve.

Corporate Restructuring Initiatives

	Balance At 11/26/00	Charges	Reductions	Balance At 11/25/01	Reductions	Reversals	Balance At 11/24/02
	(Dollars in Thousands)
Severance and employee benefits	$—	$20,331	$(342)	$19,989	$(11,179)	$(6,689)	$2,121

Total	$—	$20,331	$(342)	$19,989	$(11,179)	$(6,689)	$2,121

Japan Reorganization Initiatives

	Balance At 11/26/00	Charges	Reductions	Balance At 11/25/01	Reductions	Reversals	Balance At 11/24/02
	(Dollars in Thousands)
Severance and employee benefits	$—	$1,657	$—	$1,657	$(1,645)	$(12)	$—
Other restructuring costs	—	374	(25)	349	(64)	(285)	—

Total	$—	$2,031	$(25)	$2,006	$(1,709)	$(297)	$—

1997—1999 PLANT CLOSURES AND RESTRUCTURING INITIATIVES

From 1997 to 1999 the Company closed 29 of its owned and operated production and finishing facilities in North America and Europe and instituted restructuring initiatives to reduce costs, eliminate excess capacity and align its sourcing strategy with changes in the industry and in consumer demand. For 2002, the Company reversed charges of $18.0 million from initial charges of $530.9 million. These reversals were primarily due to lower than anticipated employee benefits and other plant closure related costs. In addition during 2002, the Company transferred $3.2 million of restructuring reserve balances to long-term liabilities. These transfers primarily represent the costs related to a building lease that will continue until 2007 and soil remediation that is believed to continue for many years. The transfers are included in the “Reductions” column in the table below.

SUMMARY

The total balance of the reserves at November 24, 2002 was $65.6 million compared to $45.2 million at November 25, 2001. The majority of the balances are expected to be utilized by the end of 2003. The following table summarizes the activities and liability balances associated with the 1997 – 2002 plant closures and restructuring initiatives:

Corporate Restructuring Initiatives

	Balance as of November 25, 2001	Charges	Reversals	Reductions	Balance as of November 24, 2002
	(Dollars in Thousands)
2002 Europe Restructuring Initiative	$—	$1,568	$—	$202	$1,366
2002 Scotland Plant Closures	—	17,423	2,099	15,324	—
2002 U.S. Plant Closures	—	107,022	—	44,933	62,089
2001 Corporate Restructuring Initiatives	19,989	—	6,689	11,179	2,121
2001 Japan Restructuring Initiative	2,006	—	297	1,709	—
1997–1999 Plant Closures and Restructuring Initiatives	23,225	—	18,041	5,184	—

Restructuring Reserves	$45,220	126,013	$27,126	$78,531	$65,576

2002 Plant Closures—Asset Write-offs		25,708

2002 Restructuring Charges		$151,721

Note 4: Income Taxes

The U.S. and non-U.S. components of income before taxes are as follows:

	2002	2001	2000
	(Dollars in Thousands)
U.S.	$(75,322)	$120,329	$185,161
Non-U.S.	125,280	119,360	158,519

Total	$49,958	$239,689	$343,680

The provision for taxes consists of the following:

	2002	2001	2000
	(Dollars in Thousands)
Federal-U.S.
Current	$8,673	$27,010	$(9,417)
Deferred	(46,020)	(2,966)	23,851

	$(37,347)	$24,044	$14,434

State-U.S.
Current	$5,139	$(4,322)	$3,758
Deferred	(3,640)	11,513	6,552

	$1,499	$7,191	$10,310

Non-U.S.
Current	$67,231	$49,707	$62,249
Deferred	(6,404)	7,743	33,295

	$60,827	$57,450	$95,544

Total
Current	$81,043	$72,395	$56,590
Deferred	(56,064)	16,290	63,698

	$24,979	$88,685	$120,288

At November 24, 2002, cumulative non-U.S. operating losses of $206.5 million generated by the Company were available to reduce future non-U.S. taxable income. Approximately $85.5 million of the non-U.S. operating losses expire between the years 2003 and 2012 and the remainder of the non-U.S. losses carry forward indefinitely.

Income taxes related to net investment and cash flow hedges were $(8.1) million, $2.8 million and $21.2 million for 2002, 2001 and 2000, respectively, and are recorded in “Accumulated other comprehensive income (loss)” in the balance sheet. Income taxes related to additional minimum pension liability were $(49.9) million and $0.5 million for 2002 and 2000, respectively, and are recorded in “Accumulated other comprehensive income (loss)” in the balance sheet.

Temporary differences which give rise to deferred tax assets and liabilities at November 24, 2002 and November 25, 2001 were as follows:

	2002 Deferred Tax Assets (Liabilities)	2001 Deferred Tax Assets (Liabilities)
	(Dollars in Thousands)
Postretirement benefits	$217,949	$215,535
Employee compensation and benefit plans	166,102	163,159
Inventory	25,334	32,955
Depreciation and amortization	(14,887)	(14,461)
Foreign exchange gains/losses	(3,200)	(40,594)
Restructuring and special charges	55,243	44,752
Tax on unremitted non-U.S. earnings	128,848	146,533
Additional minimum pension liability	49,802	—
Prepaid royalty income	52,459	78,111
Foreign tax credit carryforward	70,539	52,473
Alternative minimum tax credit carryforward	22,774	9,501
Other	57,145	34,811
Less valuation allowance	(32,690)	(33,221)

	$795,418	$689,554

The $32.7 million and $33.2 million deferred tax valuation allowances at November 24, 2002 and November 25, 2001, respectively, represent the portion of the Company’s consolidated deferred tax assets for which the Company, based upon its projections as of those dates, does not believe that the realization is more likely than not.

At November 24, 2002, the Company had a foreign tax credit carryforward of $70.5 million to reduce future U.S. income taxes. An amount of $23.4 million can be carried forward through 2005 and the remaining amount of $47.1 million can be carried forward through 2007.

The Company’s effective income tax rate for 2002, 2001 and 2000 differs from the statutory federal income tax rate as follows:

	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
Changes resulting from:
State income taxes, net of federal income tax benefit	2.0	2.0	2.0
Change in valuation allowance	(1.1)	0.2	0.7
Goodwill and trademarks amortization book and tax bases differences	7.4	1.5	1.1
Adjustments to tax accruals	4.4	(2.1)	(3.6)
Other, net	2.3	(0.4)	(0.2)

Effective rate	50.0%	37.0%	35.0%

The consolidated U.S. income tax returns of the Company for 1996 through 1999 are under examination by the Internal Revenue Service (“IRS”). The Company expects this examination to be completed by early 2004. A settlement agreement covering most issues was reached with the IRS for the years 1990 through 1995 during 2002. The Company expects to make a payment to the IRS of approximately $115 million during the second quarter of 2003. After including potential refunds from prior years’ overpayments and taking into account the tax effects of the interest deduction from this payment, the Company expects the net cash payment to be approximately $90 million. The Company believes it has made adequate provision for income taxes and interest for all periods under review.

Note 5: Property, Plant and Equipment

The components of property, plant and equipment (“PP&E”) are as follows:

	2002	2001
	(Dollars in Thousands)
Land	$32,540	$33,429
Buildings and leasehold improvements	354,752	406,660
Machinery and equipment	539,422	592,969
Capitalized internal-use software	2,373	—
Construction in progress	31,806	9,300

Total PP&E	960,893	1,042,358
Accumulated depreciation	(478,447)	(527,647)

PP&E, net	$482,446	$514,711

As of November 24, 2002, the Company had approximately $2.7 million of PP&E, net, available for sale, consisting primarily of closed facilities.

Depreciation expense for 2002, 2001 and 2000 was $60.1 million, $69.9 million and $80.2 million, respectively. Accumulated depreciation in 2002 was decreased by approximately $109.3 million due to PP&E sales or disposals.

Construction in progress at November 24, 2002 related to various projects. The Company estimates that approximately $70 million in costs will be incurred to complete these projects in 2003. These projects primarily consist of systems upgrades. Construction in progress at November 25, 2001 primarily consisted of sales office capital improvements.

Note 6: Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

	2002	2001
	(Dollars in Thousands)
Goodwill	$351,474	$351,474
Trademarks and other intangibles	79,416	78,362

Total intangible assets	430,890	429,836
Accumulated amortization related to goodwill	(151,569)	(142,782)
Other accumulated amortization	(35,911)	(32,821)

Intangible assets, net	$243,410	$254,233

Amortization expense for 2002, 2001 and 2000 was $10.9 million, $10.7 million and $10.8 million, respectively. (See Note 1 to the Consolidated Financial Statements under “New Accounting Standards.”)

Note 7: Debt and Lines of Credit

Debt and lines of credit are summarized below:

	2002	2001
	(Dollars in Thousands)
Long-Term Debt:
Unsecured:
Notes:
6.80%, due 2003	$349,547	$349,053
7.00%, due 2006	448,151	447,679
11.625% Dollar denominated, due 2008	376,749	376,119
11.625% Euro denominated, due 2008	125,668	109,643
Yen-denominated eurobond:
4.25%, due 2016	166,667	163,934

	1,466,782	1,446,428
Secured:
Credit Facilities	115,115	252,558
Domestic Receivables-backed Securitization	110,000	110,000
Customer Service Center Equipment Financing	71,769	78,686
European Receivables-backed Securitization	51,161	41,366
Industrial development revenue refunding bond	10,000	10,000
Notes payable, at various rates, due in installments through 2006	884	1,088

Subtotal	358,929	1,940,126
Current maturities	(73,959)	(144,637)

Total long-term debt	$1,751,752	$1,795,489

Short-Term Debt:
Short-term borrowings	$21,266	$18,307
Current maturities of long-term debt	73,959	144,637

Total short-term debt	$95,225	$162,944

Unused Lines of Credit:
Short-term	$384,285	$531,333

1996 Notes Offering

In 1996, the Company issued two series of notes payable totaling $800.0 million to qualified institutional investors (the “Notes Offering”) in reliance on Rule 144A under the Securities Act of 1933 (the “Securities Act”). The notes are unsecured obligations of the Company and are not subject to redemption before maturity. The issuance was divided into two series: $350.0 million seven-year notes maturing in November 2003 and $450.0 million ten-year notes maturing in November 2006. The seven- and ten-year notes bear interest at 6.80% and 7.00% per annum, respectively, payable semi-annually in May and November of each year. Discounts of $8.2 million on the original issue are being amortized over the term of the notes using an approximate effective-interest rate method. Net proceeds from the Notes Offering were used to repay a portion of the indebtedness outstanding under a 1996 credit facility agreement.

The indenture governing these notes contains customary events of default and restricts the Company’s ability and the ability of its subsidiaries and future subsidiaries to incur liens; engage in sale and leaseback transactions and engage in mergers and sales of assets.

Notes Exchange Offer

In May 2000, the Company filed a registration statement on Form S-4 under the Securities Act with the SEC relating to an exchange offer of its 6.80% notes due 2003 and 7.00% notes due 2006 (see “1996 Notes Offering” above). The exchange offer gave holders of these notes the opportunity to exchange these old notes, which were issued on November 6, 1996 under Rule 144A of the Securities Act, for new notes that are registered under the Securities Act of 1933. The new notes are identical in all material respects to the old notes except that the new notes are registered.

The exchange offer ended on June 20, 2000. As a result of the exchange offer, all but $20 thousand of the $350.0 million aggregate principal amount of 6.80% old notes due 2003 were exchanged for the 6.80% exchange notes due 2003; and all $450.0 million aggregate principal amount of the 7.00% old notes due 2006 were exchanged for the 7.00% exchange notes due 2006.

The Company was not obligated by any agreement including its then effective credit facility agreements to engage in the exchange offer. The Company initiated the exchange offer to give holders of these notes the opportunity to exchange the old notes for registered notes. (See Note 20 to the Consolidated Financial Statements.)

Senior Notes Offering

On January 18, 2001, the Company issued two series of notes payable totaling the then-equivalent of $497.5 million to qualified institutional investors in reliance on Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. The notes are unsecured obligations of the Company and may be redeemed at any time after January 15, 2005. The issuance was divided into two series: U.S. $380.0 million dollar notes (“Dollar Notes”) and 125.0 million euro notes (“Euro Notes”), (collectively, the “Notes”). Both series of notes are seven-year notes maturing on January 15, 2008 and bear interest at 11.625% per annum, payable semi-annually in January and July of each year. These Notes are callable beginning January 15, 2005. These Notes were offered at a discount of $5.2 million to be amortized over the term of the Notes. Costs representing underwriting fees and other expenses of $14.4 million on the original issue are amortized, using an approximate effective-interest rate method, over the term of the Notes. Net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the Company’s then effective credit facility.

The indentures governing the Notes contain covenants that limit the Company’s and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of the Company’s subsidiaries. If the Company experiences a change in control as defined in the indentures governing the Notes, the Company will be required under the indentures to make an offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If the Notes receive and maintain an investment grade rating by both Standard and Poor’s Ratings Service and Moody’s Investors Service and the Company and its subsidiaries are and remain in compliance with the indentures, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indentures.

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

Yen-denominated Eurobond Placement

In 1996, the Company issued a ¥ 20 billion principal amount eurobond (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at the option of the Company at a make-whole redemption price commencing in 2006. Net proceeds from the placement were used to repay a portion of the indebtedness outstanding under a 1996 credit facility agreement.

The agreement governing these bonds contains customary events of default and restricts the Company’s ability and the ability of its subsidiaries and future subsidiaries to incur liens; engage in sale and leaseback transactions and engage in mergers and sales of assets.

Credit Facilities

On February 1, 2001, the Company entered into a $1.05 billion senior secured credit facility to replace a credit facility dated January 31, 2000 on more favorable terms. The credit facility consisted of a $700.0 million revolving credit facility and $350.0 million of term loans. As of November 24, 2002, the credit facility consists of $5.0 million revolving credit and $110.1 million of term loans. This facility reduced the Company’s borrowing costs and extended the maturity of the Company’s principal bank credit facility to August 2003.

Collateral includes: domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Borrowings under the facility bear interest at LIBOR or the agent bank’s base rate plus an incremental borrowing spread. Before the domestic receivables securitization transaction described below, the collateral also included domestic receivables. In connection with the securitization transaction, the lenders under the credit facility released their security interest in receivables sold in that transaction, and retained security interests in certain related assets. Proceeds from the domestic receivables securitization transaction were used to repay debt under this facility.

The facility contains customary covenants restricting the Company’s activities as well as those of its subsidiaries, including limitations on the Company’s and its subsidiaries’ ability to sell assets; engage in mergers; enter into operating leases or capital leases; enter into transactions involving related parties, derivatives or letters of credit; enter into intercompany transactions; incur indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company’s corporate structure. The facility also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of November 24, 2002, the Company was in compliance with the financial covenants under the facility. (See Note 20 to the Consolidated Financial Statements.)

Domestic Receivables Securitization Transaction

On July 31, 2001, the Company and several of its subsidiaries completed a receivables securitization transaction involving receivables generated from sales of products to the Company’s U.S. customers. The transaction involved the issuance by Levi Strauss Receivables Funding, LLC, an indirect subsidiary of the Company, of $110.0 million in secured term notes. The notes, which are secured by trade receivables originated by Levi Strauss & Co., bear interest at a rate equal to the one-month LIBOR rate plus 0.32% per annum, and have a stated maturity date of November 2005. Net proceeds of the offering were used to repay a portion of the outstanding debt under the Company’s 2001 bank credit facility. The transaction did not meet the criteria for sales accounting under SFAS 140 and therefore is accounted for on the balance sheet as a secured borrowing. The purpose of the transaction was to lower the Company’s interest expense and diversify its funding sources. The notes were issued in a private placement transaction in accordance with Rule 144A under the Securities Act.

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

Additionally, under this arrangement, the Company is required to maintain the level of net eligible U.S. trade receivables at a certain targeted amount. If the targeted amount of net eligible U.S. trade receivables is not met, the trustee under the arrangement retains cash collections in an amount covering the deficiency. Under the agreements, the retention of cash by the trustee has the effect of reducing the deficiency. Amounts retained in this manner are not available to the Company until released by the trustee. The trustee receives daily reports comparing the net eligible receivables with the targeted amount and, if appropriate, releases retained cash accordingly. The amount of cash held by the trustee to cover any deficiency would be shown as “Restricted cash” on the balance sheet.

On April 25, 2002 the Company obtained an amendment to the domestic receivables securitization agreements. Before the amendment, the manner in which sales incentives were treated in the calculation of net eligible U.S. trade receivables decreased net eligible receivables as well as substantially increased the targeted amount. The amendment revises the way sales incentives are treated in calculating the amount of net eligible receivables. This permits the Company greater flexibility in offering sales incentives without affecting the securitization calculations and reduces the likelihood and amount of cash being retained. As of November 24, 2002, there was no deficiency and as a result, no restricted cash on the balance sheet.

Customer Service Center Equipment Financing

In December 1999 the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. The amount financed in December 1999 was $89.5 million, comprised of a $59.5 million tranche (“Tranche 1”) and a $30.0 million tranche (“Tranche 2”). Borrowings under Tranche 1 have a fixed interest rate equal to the yield of a four-year Treasury note plus an incremental borrowing spread. Borrowings under Tranche 2 have a floating quarterly interest rate equal to the 90 day LIBOR plus an incremental borrowing spread based on the Company’s leverage ratio at that time. Proceeds from the borrowings were used to reduce the commitment amounts of the then-existing credit facilities.

European Receivables Securitization Agreements

In February 2000, several of the Company’s European subsidiaries entered into receivable securitization financing agreements with several lenders to borrow up to $125.0 million. During November 2000, 36.5 million euro (or approximately $30.7 million at time of borrowing) were borrowed under these agreements at initial interest rates of 6.72%. Interest rates under this agreement are variable based on commercial paper market conditions, and the debt ratings of the underlying conduit. In December 2000, 10.4 million euro (equivalent to approximately $9.3 million at time of borrowing) at an initial interest rate of 6.70% was borrowed under these agreements. In April 2002, 2.5 million British Pounds (equivalent to approximately $3.6 million at time of borrowing) at an initial interest rate of 1.70% was borrowed under these agreements. Borrowings are collateralized by a security interest in the receivables of these subsidiaries. Proceeds from the borrowings were used to reduce commitment levels under the Company’s then-effective bank credit facilities. The facilities, which have an annual renewable option upon agreement of all parties, mature on February 28, 2003. The Company will not renew those facilities. The Company adopted SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” in 2001. The securitizations did not meet the criteria for sales accounting under SFAS 140 and therefore have been accounted for as a secured borrowing.

Industrial Development Revenue Refunding Bond

In 1995, the City of Canton, Mississippi issued an industrial development revenue refunding bond with a principal amount of $10.0 million, and the proceeds were loaned to the Company to help finance the cost of acquiring a customer service center in Canton. Interest payments are due monthly at a variable rate based upon the J.J. Kenny Index, reset weekly at a maximum rate of 13.00%, and the principal amount is due June 1, 2003. The bond is secured by a letter of credit that expires in June 2003. The Company does not anticipate renewing this financing.

Principal Short-term and Long-term Debt Payments

As of November 24, 2002, the required aggregate short-term and long-term debt principal payments for the next five years and thereafter are as follows:

Principal Payments
(Dollars in Thousands)
Year
2003	$95,225
2004	118,521
2005	56,203
2006	448,173
2007	—
Thereafter	1,128,855

Total	$1,846,977

Short-Term Credit Lines and Stand-By Letters of Credit

At November 24, 2002, the Company had unsecured and uncommitted short-term credit lines available totaling $13.4 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

At November 24, 2002 and November 25, 2001, the Company had $213.3 million and $131.7 million, respectively, of standby letters of credit with various international banks, of which $48.5 million and $52.5 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims. In addition, $151.5 million of these standby letters of credit under the 2001 bank credit facility support short-term credit lines at November 24, 2002. The Company pays fees on the standby letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

Interest Rate Contracts

The Company is exposed to interest rate risk. It is the Company’s policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures. The Company currently has no derivative instruments managing interest rate risk outstanding as of November 24, 2002.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during 2002 and 2001, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 9.14% and 9.47%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items. The 2001 interest rate additionally excludes the write-off of fees that resulted from the replacement of a credit agreement dated January 31, 2000.

Dividends and Restrictions

Under the terms of the Company’s 2001 bank credit facility, the Company was prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured senior notes limit the Company’s ability to pay dividends. There were no restrictions under the Company’s 2001 bank credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

Note 8:  Commitments and Contingencies

Foreign Exchange Contracts

At November 24, 2002, the Company had U.S. dollar spot and forward currency contracts to buy $972.9 million and to sell $238.3 million against various foreign currencies. The Company also had euro forward currency contracts to buy 7.9 million euro against various foreign currencies and to sell 9.9 million euro against various foreign currencies. In addition, the Company had no U.S. dollar option contracts outstanding at November 24, 2002. The Company had euro option currency contracts to sell 30.0 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003.

The Company has entered into option contracts to manage its exposure to numerous foreign currencies. At November 24, 2002, the Company had bought Swedish Krona options resulting in a net long position against the euro of $29.0 million should the options be exercised.

The Company’s market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

In the ordinary course of its business, the Company has pending various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

The operations and properties of the Company comply with all applicable federal, state and local laws enacted for the protection of the environment, and with permits and approvals issued in connection therewith, except where the failure to comply would not reasonably be expected to have a material adverse effect on the Company’s financial position or business operations. Based on currently available information, the Company does not consider there to be any circumstances existing that would be reasonably likely to form the basis of an action against the Company that could have a material adverse effect on the Company’s financial position or business operations.

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

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and (liabilities) at November 24, 2002 and November 25, 2001 are as follows:

	November 24, 2002		November 25, 2001
	Carrying Value (1)	Estimated Fair Value	Carrying Value (2)	Estimated Fair Value
	(Dollars in Thousands)
DEBT INSTRUMENTS:
U.S. dollar notes offering	$(1,193,806)	$(1,110,650)	$(1,193,012)	$(932,138)
Euro notes offering	(130,933)	(114,414)	(114,378)	(85,719)
Yen-denominated eurobond placement	(167,134)	(116,667)	(164,413)	(113,115)
Credit facilities	(115,210)	(115,210)	(252,748)	(252,748)
Domestic receivables-backed securitization	(110,052)	(110,052)	(110,081)	(110,081)
Customer service center equipment financing	(73,203)	(74,765)	(80,278)	(81,970)
European receivables-backed securitization	(51,161)	(51,161)	(41,366)	(41,366)
Industrial development revenue refunding bond	(10,015)	(10,015)	(10,015)	(10,015)
Short-term and other borrowings	(22,150)	(22,150)	(19,395)	(19,395)

Total	$(1,873,664)	$(1,725,084)	$(1,985,686)	$(1,646,547)

(1) Includes accrued interest of $26.7 million.
(2) Includes accrued interest of $27.3 million.

CURRENCY AND INTEREST RATE CONTRACTS:
Foreign exchange forward contracts	$(2,851)	$(2,851)	$13,797	$13,797
Foreign exchange option contracts	—	—	4,328	4,328

Total	$(2,851)	$(2,851)	$18,125	$18,125

Interest rate option contracts	—	—	$(2,266)	$(2,266)

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

The fair value estimates presented herein are based on information available to the Company as of November 24, 2002 and November 25, 2001. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to November 24, 2002 and November 25, 2001 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

Note 10:  Derivative Instruments and Hedging Activities

The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” on the first day of fiscal year 2001. SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Due to the adoption of SFAS 133, the Company reported a net transition gain of $87 thousand in “Other (income) expense, net” for the three months ended February 25, 2001. The transition amount was not recorded on a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company’s results of operations. In addition, the Company recorded a transition amount of $0.7 million (or $0.4 million net of related income taxes) that reduced “Accumulated other comprehensive income (loss).”

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

The derivative instruments used to manage sourcing exposures do not qualify for hedge accounting treatment and are recorded at their fair value. Any changes in fair value are included in “Other (income) expense, net.”

The Company manages its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently categorized in the cumulative translation adjustment in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit. At November 24, 2002, the fair value of qualifying net investment hedges was a $0.1 million net liability with the corresponding unrealized loss recorded in the cumulative translation adjustment section of “Accumulated other comprehensive income (loss).” At November 24, 2002, $1.5 million realized loss has been excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at November 24, 2002 represented a $0.4 million net asset, and changes in their fair value are included in “Other (income) expense, net.”

The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of November 24, 2002, a $5.3 million net asset related to the translation effects of the yen-denominated eurobond was recorded in the cumulative translation adjustment section of “Accumulated other comprehensive income (loss).”

As of November 24, 2002, the Company holds no derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The amount of matured cash flow hedges reclassified during the fiscal year ending November 24, 2002 from “Accumulated other comprehensive income (loss)” to “Other (income) expense, net” amounts to a net gain of $0.7 million. The Company also enters into contracts managing forecasted intercompany royalty flows that do not qualify as cash flow hedges, and are recorded at their fair value. Any changes in fair value are included in “Other (income) expense, net.”

The derivative instruments utilized in transactions managing cash management exposures are currently marked to market at their fair value and any changes in fair value are recorded in “Other (income) expense, net.” The Company offsets relevant daily cash flows by currency among its affiliates. As a result, the Company hedges only its net foreign currency exposures with external parties.

The Company also entered into transactions managing the exposure related to the Euro notes issued on January 18, 2001. These derivative instruments are currently marked to market at their fair value and any changes in fair value are recorded in “Other (income) expense, net.”

Interest Rate Management

The Company is exposed to interest rate risk. It is the Company’s policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of November 24, 2002.

Due to the adoption of SFAS 133, the Company adjusted the carrying value of the outstanding interest rate derivatives to their fair value, which resulted in a net loss of $1.2 million and was recorded in “Other (income) expense, net” during the first quarter of fiscal year 2001.

The tables below give an overview of the realized and unrealized gains and losses associated with our foreign exchange management activities and reported in “Other (income) expense, net,” “Accumulated other comprehensive income (loss) (“Accumulated OCI”)” balances and the fair values of derivative instruments reported as an asset or liability. Accumulated OCI is a section of Stockholders’ Deficit.

	Year Ended November 24, 2002			Year Ended November 25, 2001
	Other (income) expense, net			Other (income) expense, net
	Realized		Unrealized	Realized	Unrealized
	(Dollars in Thousands)
Foreign Exchange Management	$45,881		$11,470	$8,308	$7,032
Transition Adjustments	—		—	828	—

Total	$45,881		$11,470	$9,136	$7,032

Interest Rate Management	$2,266	(1)	$(2,266)	$—	$1,476
Transition Adjustments	—		—	—	1,246

Total	$2,266		$(2,266)	$—	$2,722

(1)	Recorded as an increase to interest expense.

	At November 24, 2002		At November 25, 2001
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in Thousands)
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$39,818	$(96)	$53,314	$5,664
Yen Bond	—	5,277	—	6,780
Cash Flow Hedges	—	—	—	908
Transition Adjustments	—	—	—	120
Cumulative income taxes	(14,732)	(1,917)	(19,726)	(4,985)

Total	$25,086	$3,264	$33,588	$8,487

	At November 24, 2002	At November 25, 2001
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in Thousands)
Foreign Exchange Management	$(2,851)	$18,125

Interest Rate Management	$—	$(2,266)

Note 11:  Leases

The Company is obligated under operating leases for facilities, office space and equipment. At November 24, 2002, obligations under long-term leases are as follows:

Minimum Lease Payments
(Dollars in Thousands)
2003	$64,211
2004	58,375
2005	55,051
2006	52,646
2007	47,887
Remaining years	189,832

Total minimum lease payments	$468,002

The amounts shown for total minimum lease payments on operating leases have not been reduced by estimated future income of $11.9 million from non-cancelable subleases. The amounts shown for total minimum lease payments on operating leases have not been increased by estimated future operating expense and property tax escalations.

In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 78 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for 2002, 2001 and 2000 was $76.2 million, $74.0 million and $78.1 million, respectively.

Note 12:  Pension and Postretirement Benefit Plans

The Company has several non-contributory defined benefit retirement plans covering substantially all employees. It is the Company’s policy to fund its retirement plans based on actuarial recommendations, consistent with applicable laws and income tax regulations. Plan assets, which may be denominated in foreign currencies and issued by foreign issuers, are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. Benefits payable under the plans are based on either years of service or final average compensation. The Company retains the right to amend, curtail or discontinue any aspect of the plans at any time.

The Company also sponsors other retirement plans, primarily for foreign employees. Expense for these plans in 2002, 2001, and 2000 totaled $6.7 million, $6.2 million, and $5.0 million, respectively.

The Company maintains two plans that provide postretirement benefits, principally health care, to substantially all domestic retirees and their qualified dependents. These plans have been established with the intention that they will continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. Under the Company’s current policies, employees become eligible for these benefits when they reach age 55 with 15 years of credited service. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund postretirement benefits as claims and premiums are paid. In November 2000, the Company announced a plan change for those who retire after March 31, 1989. These changes were effective January 1, 2001 and resulted in increased contributions from retirees for medical coverage and the elimination of any dental subsidies.

The Company instituted early retirement programs offered to those affected by the Company’s reorganization initiatives (see Note 3 to the Consolidated Financial Statements). A reduced benefit is payable under the programs based on reduced years of age and service. These programs resulted in the recognition of net curtailment gains and losses resulting from early retirement incentives.

	Pension Benefits		Postretirement Benefits
	November 24, 2002	November 25, 2001	November 24, 2002	November 25, 2001
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$661,700	$602,060	$561,227	$519,117
Service cost	14,540	15,249	5,918	6,040
Interest cost	48,814	47,443	40,874	38,576
Plan participants’ contributions	277	271	3,152	2,404
Plan amendments	(2,682)	—	(2,989)	(21,131)
Actuarial loss	55,218	35,440	193,362	51,475
Net curtailment (gain) loss	10,237	19	(12,287)	—
Settlement gain	—	(177)	—	—
Special termination benefits	—	—	11,868	—
Benefits paid*	(36,119)	(38,604)	(39,202)	(35,254)

Benefit obligation at end of year	751,985	661,701	761,923	561,227

Change in plan assets:
Fair value of plan assets at beginning of year	565,657	639,950	—	—
Actual return on plan assets	(46,808)	(70,334)	—	—
Employer contribution	26,952	34,374	36,050	32,850
Plan participants’ contributions	274	271	3,152	2,404
Benefits paid*	(36,116)	(38,604)	(39,202)	(35,254)

Fair value of plan assets at end of year	509,959	565,657	—	—

Funded status	(242,026)	(96,044)	(761,923)	(561,227)
Unrecognized actuarial loss	174,853	22,198	203,733	20,254
Unrecognized prior service cost	4,632	11,220	(31,659)	(44,746)

Net amount recognized	$(62,541)	$(62,626)	$(589,849)	$(585,719)

*	Pension benefits are primarily paid by a trust. The Company pays postretirement benefits.

Global capital market developments resulted in negative returns on the Company’s retirement benefit plan assets and a decline in the discount rates used to estimate the liability. As a result, the Company was required to record an additional minimum pension liability of $137.0 million and an intangible asset of $1.1 million for plans where the accumulated benefit obligation exceeded the fair market value of the respective plan assets. The additional minimum pension liability and intangible asset was included in the Company’s accumulated other comprehensive loss ($86.0 million after tax).

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(Dollars in Thousands)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$21,605	$5,519	$—	$—
Accrued benefit cost (including short-term)	(89,584)	(72,962)	(589,849)	(585,719)
Additional minimum liability	(136,952)	—	—	—
Intangible asset	6,577	4,817	—	—
Accumulated other comprehensive income	135,813	—	—	—

Net amount recognized	$(62,541)	$(62,626)	$(589,849)	$(585,719)

Weighted-average assumptions:
Discount rate	7.0%	7.5%	7.0%	7.5%
Expected return on plan assets	9.0%	9.0%	—	—
Rate of compensation increase	5.0%	6.0%	—	—

	Pension Benefits
	2002	2001	2000
	(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$14,540	$15,249	$18,661
Interest cost	48,814	47,443	43,678
Expected return on plan assets	(49,342)	(52,255)	(52,337)
Amortization of prior service cost	2,093	2,505	2,052
Recognized actuarial (gain) loss	(645)	(1,895)	(670)
Unrecognized prior service cost	1,623	—	—
Net curtailment (gain) loss	10,237	19	(18,184)
Settlement gain	—	(177)	(187)

Net periodic benefit cost	$27,320	$10,889	$(6,987)

	Postretirement Benefits
	2002	2001	2000
	(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$5,918	$6,040	$7,006
Interest cost	40,874	38,576	34,943
Amortization of prior service cost	(3,522)	(4,125)	—
Net curtailment gain	(12,554)	—	—
Settlement loss	11,868	—	—

Net periodic benefit cost	$42,584	$40,491	$41,949

Pension benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	Pension Benefits
	2002	2001
	(Dollars in Thousands)
Aggregate fair value of plan assets	$509,959	$375,273
Aggregate projected benefit obligation	$751,985	$472,556

Pension benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	Pension Benefits
	2002	2001
	(Dollars in Thousands)
Aggregate fair value of plan assets	$495,785	$—
Aggregate accumulated benefit obligation	$685,826	$52,777

For postretirement benefits measurement purposes, a 15.0% and 7.5% annual rate of increase in the per capita cost of covered health care and Medicare Part B benefits, respectively, were assumed for 2002-2003, declining gradually to 5.0% by the year 2010-2011 and remaining at those rates thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects to postretirement benefits:

	U.S. 1-Percentage-Point Increase	U.S. 1-Percentage-Point Decrease
	(Dollars in Thousands)
Effect on total of service and interest cost components	$6,125	$(5,358)
Effect on the postretirement benefit obligation	86,132	(72,641)

Note 13:  Employee Investment Plans

The Company maintains three employee investment plans. The Employee Investment Plan of Levi Strauss & Co. (“EIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible compensated Home Office employees and U.S. field employees. The Capital Accumulation Plan of Levi Strauss & Co. (“CAP”) is a non-qualified, self-directed investment program for highly compensated employees (as defined by the Internal Revenue Code).

Total amounts charged to expense for these plans in 2002, 2001, and 2000 were $13.3 million, $10.9 million, and $9.2 million, respectively.

EIP/ELTIS

Under EIP and ELTIS, eligible employees may contribute and direct up to 15% of their annual compensation to various investments among a series of mutual funds. The Company may match the contributions made by employees to all funds maintained under the qualified plans. Employees are always 100% vested in the Company match. The EIP and the ELTIS allow employees a choice of either pre-tax or after-tax contributions. The ELTIS also includes a company profit sharing provision with payments made at the sole discretion of the board of directors.

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

In November 2001, the Company announced changes to the EIP that were effective December 2001. The changes provide that the Company may match eligible employee contributions on a graded scale from 0% to 75% for EIP. The level of the matching contribution will be determined at year end based upon business performance results.

The ELTIS was changed effective April 1, 2001 to allow eligible employees to contribute up to 15% of their annual compensation to the Plan. The Company may match 50% of the contributions made by employees to all funds maintained under the qualified plan up to the first 10% of eligible compensation.

CAP

The CAP allows eligible employees to contribute on an after-tax basis up to 10% of their eligible compensation to an individual retail brokerage account. The Company may match these contributions made by employees in cash to each employee’s account. Employees are always 100% vested in the Company match. All investment decisions, related commissions and charges, investment results and tax reporting requirements are the responsibility of the employee, not the Company. Associated with the changes in the EIP plan above that were effective January 1, 2001, eligible employees will be eligible to participate in the CAP plan after reaching certain contribution thresholds in the EIP plan and salary thresholds.

In November 2001, the Company announced changes to the CAP that were effective December 2001. The changes provide that the Company may match eligible employee contributions on a graded scale from 0% to 115% for CAP. The level of the matching contribution will be determined at year end based upon business performance results.

Note 14:  Employee Compensation Plans

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) is intended to reward individual contributions to the Company’s objectives during the year. The amount of the cash bonus earned depends on business unit and corporate financial results as measured against pre-established targets and also depends upon the performance and salary grade level of the individual. Provisions for the AIP are recorded in accrued salaries, wages and employee benefits. Total amounts charged to expense for 2002, 2001 and 2000 were $48.4 million, $25.6 million and $65.1 million, respectively.

Long-Term Incentive Plans

The Leadership Shares Plan (“LS”) was introduced in early 1999 and replaces the Long-Term Incentive Plan (“LTIP”). The LS places greater emphasis on an individual’s ability to contribute to and affect the Company’s long-term strategic objectives. It is a performance unit plan pursuant to which units or “shares” may be granted at an initial value of $0 each. These “shares” are not stock and do not represent equity interests in the Company.

The unit value is determined by an internal measure in the form of Leadership Value Added (“LVA”). LVA measures earnings less taxes and capitals charges. The Company establishes a competitive five-year LVA target for each grant based on expected shareholder value growth at comparable companies. The actual unit value is determined based on cumulative performance against this measure. Performance at the target level will yield a unit value of $25. If performance does not meet the minimum threshold, then the units will have no value. Performance above target yields correspondingly larger unit values, with no limit on maximum value.

The number of units granted to executives is tied to competitive external long-term incentive pay so that the Company will pay its executives at competitive levels when the Company achieves competitive growth. The shares vest in one-third increments at the end of the third, fourth and fifth fiscal years of the performance period. Payments are made based on cumulative LVA performance. The Company accounts for the expense related to the LS on a straight-line basis based on estimates of future performance against plan targets.

The LTIP was a long-term incentive plan that ended for all employees during 1999. These incentives were awarded as performance units with each grant’s unit value measured based on the Company’s three-year cumulative earnings performance and return on investment against pre-established targets. Awards were based on an individual’s grade level, salary and performance and were paid in one-third annual increments beginning in the year following the three-year performance cycle of the grant. Final payments under the LTIP were made in 2002. Although there are outstanding grants, they will have no value based on weak performance against the pre-set targets. Accordingly, no further payments will be made under the LTIP.

The Special Long-Term Incentive Plan (“SLTIP”) was intended to provide incentive and reward performance over time for certain key senior employees. Awards under the SLTIP have the same grant unit value, vesting period and pay-out cycle as grants made under the LTIP. There will be no more grants under the SLTIP. A Long-Term Performance Plan (“LTPP”), pursuant to which awards were made in 1994 and 1995, were paid out in 2000.

Total net amounts charged to expense for these long-term incentive plans in 2002, 2001 and 2000 were $69.9 million, $53.2 million and $72.7 million, respectively.

Other Compensation Plans

Cash Performance Sharing Plan

The Company through its Cash Performance Sharing Plans awards a cash payment to production employees worldwide based on a percentage of annual salary and certain earnings and revenue criteria. The largest individual plan is the U.S. Field Profit Sharing Plan that covers approximately 2,700 U.S. employees. The total amounts charged to expense for this plan in 2002, 2001 and 2000 were $3.2 million, $1.8 million and $9.2 million, respectively.

Key Employee Recognition and Commitment Plan

The Key Employee Recognition and Commitment Plan (“KEP”) was adopted in 1996 and was designed to recognize and reward key employees for making significant contributions to the Company’s future success. Units awarded to employees under the KEP are subject to a four-year vesting period, which commenced in 1997. Units are exercisable in one-third increments at the end of 2001 through 2003 upon reaching a certain minimum cumulative earnings threshold at each fiscal year-end. Participating employees may elect to defer the exercise of each one-third increment until final payment in 2004. Payments may occur earlier under certain circumstances. Unit values will be directly related to the excess over the threshold of the cumulative cash flow (defined as earnings before interest, taxes, depreciation, amortization and certain other items) generated by the Company at the end of 2001 through 2003. The Company did not recognize any KEP expense in 2002, 2001 or 2000. In 1999, the Company lowered its estimate of financial performance through the year 2003 and, consequently, decreased the KEP accrual rate to 0% and reversed prior years KEP accruals totaling $13.6 million. There will be no more grants under the KEP.

Special Deferral Plan

The Special Deferral Plan (“SDP”) was adopted during 1996 and was designed to replace the Company’s Stock Appreciation Rights Plan (“SARs”). Existing SARs were transferred in to the SDP at a value of $265 per share. Grants were made under the SDP in 1992 and 1994, both of which are fully vested. The SDP bases the appreciation/depreciation of units on certain tracked mutual funds or the prime rate, at the election of the employee. There will be no more grants under SDP.

During 2002, 2001 and 2000, cash disbursements for SDP grants were $2.6 million, $1.2 million and $9.8 million, respectively. The amounts charged (net of forfeitures) to expense for the SDP in 2002, 2001 and 2000 were $0 million, $0.4 million and $1.0 million, respectively. The final payments under the SDP were made in 2002.

Note 15:  Long-Term Employee Related Benefits

Balances for long-term employee related benefits are as follows:

	2002	2001
	(Dollars in Thousands)
Workers’ compensation	$59,512	$41,685
Long-term performance programs	137,514	132,563
Deferred compensation	87,630	94,793
Pension programs	242,762	115,710

Total	$527,418	$384,751

Included in the liability for workers’ compensation are accrued expenses related to the Company’s program that provides for early identification and treatment of employee injuries. Changes in the Company’s safety programs, medical and disability management and the long-term effects of statutory changes have decreased workers’ compensation costs substantially from historical trends. Provisions for workers’ compensation of $24.3 million and $21.0 million were recorded during 2002 and 2001, respectively. In addition, in 2002, the Company recorded a one-time provision of $17.9 million associated with the 2002 plant closures. Workers’ compensation current liabilities represented approximately $26.8 million in 2002 and $33.0 million in 2001. Long-term performance programs include accrued liabilities for LS and LTIP (see Note 14 to the Consolidated Financial Statements). Deferred compensation represents non-qualified plans under which certain employees may defer income. The pension programs include the accrued benefit cost for the qualified pension plans and the liability accrued for the non-qualified pension programs (see Note 12 to the Consolidated Financial Statements).

Note 16:  Common Stock

The Company has a capital structure consisting of 270,000,000 authorized shares of common stock, par value $.01 per share, of which 37,278,238 shares are issued and outstanding.

Note 17:  Related Parties

Compensation of Directors

Directors of the Company who are also stockholders or employees do not receive compensation for their services as directors. Directors who are not stockholders or employees (Angela Glover Blackwell, James C. Gaither, Peter A. Georgescu, Patricia Salas Pineda, T. Gary Rogers and G. Craig Sullivan) receive annual compensation of approximately $90,000. This amount includes an annual retainer fee of $36,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 Leadership Shares, with a target value of $45,000 per year (see Note 14 to the Consolidated Financial Statements). The actual amount for each of the above payments varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors, in their first five years of service, receive a cash amount equivalent to the target value of their long-term variable pay or $45,000. This amount is decreased by approximately 1/3 each year at the start of actual payments from the LS Plan. Directors who are not employees or stockholders also receive travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan.

Messrs. Gaither, Georgescu, Rogers and Sullivan, and Ms. Blackwell and Ms. Pineda each received 1,800 Leadership Shares in 2002, 2001 and 2000. In 2002, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received payments of $1,462 under the Long-Term Incentive Plan (“LTIP”). In 2001, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received payments of $9,727, under LTIP. In 2000, Mr. Gaither, Ms. Blackwell and Ms. Pineda each received payments of $30,637 under the LTIP and Long-Term Performance Plan combined.

Other Transactions

F. Warren Hellman, a director of the Company, is chairman and a general partner of Hellman & Friedman LLC, an investment banking firm that has provided financial advisory services to the Company in the past. The Company did not pay any fees to Hellman & Friedman LLC during 2002, 2001 and 2000. At November 24, 2002 and November 25, 2001, Mr. Hellman and his family, other partners, and former partners of Hellman & Friedman LLC beneficially owned an aggregate of less than 5% of the outstanding common stock of the Company.

James C. Gaither, a director of the Company, is a senior counsel of the law firm Cooley Godward LLP. The firm provided legal services to the Company in 2002, 2001 and 2000 and received in fees approximately $18,000, $91,000 and $60,000, respectively.

Note 18:  Business Segment Information

The Company manages its apparel business, based on geographic regions consisting of the Americas, which includes the U.S., Canada and Latin America; Europe, the Middle East and Africa; and Asia Pacific. All Other consists of functions that are directed by the corporate office and are not allocated to a specific geographic region. Under Geographic Information for all periods presented, no single country other than the U.S. had net sales exceeding 10% of consolidated net sales.

The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children, under the Company’s Levi’s® and Dockers® brands. Its products are distributed in the U.S. primarily through chain retailers and department stores and abroad through department stores, specialty retailers and franchised stores. The Company also maintains a network of approximately 900 franchised or independently owned stores dedicated to its products outside the U.S. and operates a small number of company-owned stores in ten countries. The Company obtains its products from a combination of independent manufacturers and company-owned facilities.

The Company evaluates performance and allocates resources based on regional profits or losses. The accounting policies of the regions are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Regional profits exclude net interest expense, special compensation program expenses, restructuring charges, net of reversals and expenses that are controlled at the corporate level. Management financial information for the Company is as follows:

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
2002:
Net sales from external customers	$2,692,129	$1,093,110	$351,351	$—	$4,136,590
Intercompany sales	35,216	890,036	32,445	—	957,697
Depreciation and amortization expense	50,470	16,532	4,069	—	71,071
Earnings contribution	364,200	201,500	62,600	—	628,300
Interest expense	—	—	—	186,493	186,493
Restructuring charges, net of reversals	—	—	—	124,595	124,595
Corporate and other expenses	—	—	—	267,254	267,254
Income before income taxes	—	—	—	—	49,958
Total regional assets	6,009,383	2,428,771	359,270	—	8,797,424
Elimination of intercompany assets	—	—	—	—	5,780,140
Total assets	—	—	—	—	3,017,284
Expenditures for long-lived assets	46,125	10,028	2,935	—	59,088

	United States	Foreign Countries	Consolidated
Geographic Information:
Net sales	$2,504,681	$1,631,909	$4,136,590
Deferred tax assets	730,383	65,035	795,418
Long-lived assets	1,034,621	357,162	1,391,783

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
2001:
Net sales from external customers	$2,856,086	$1,066,345	$336,243	$—	$4,258,674
Intercompany sales	34,630	913,786	36,372	—	984,788
Depreciation and amortization expense	57,686	18,572	4,361	—	80,619
Earnings contribution	382,700	203,900	56,600	—	643,200
Interest expense	—	—	—	230,772	230,772
Restructuring charges, net of reversals	—	—	—	(4,286)	(4,286)
Corporate and other expenses	—	—	—	177,025	177,025
Income before income taxes	—	—	—	—	239,689
Total regional assets	5,579,491	2,204,701	309,888	—	8,094,080
Elimination of intercompany assets	—	—	—	—	5,110,594
Total assets	—	—	—	—	2,983,486
Expenditures for long-lived assets	13,708	6,372	2,461	—	22,541

	United States	Foreign Countries	Consolidated
Geographic Information:
Net sales	$2,656,745	$1,601,929	$4,258,674
Deferred tax assets	637,758	51,796	689,554
Long-lived assets	1,122,208	349,987	1,472,195

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
2000:
Net sales from external customers	$3,148,219	$1,104,522	$392,385	$—	$4,645,126
Intercompany sales	65,600	911,489	33,523	—	1,010,612
Depreciation and amortization expense	64,109	21,151	5,721	—	90,981
Earnings contribution	449,900	225,800	55,300	—	731,000
Interest expense	—	—	—	234,098	234,098
Restructuring charges, net of reversals	—	—	—	(33,144)	(33,144)
Corporate and other expenses	—	—	—	186,366	186,366
Income before income taxes	—	—	—	—	343,680
Total regional assets	5,187,778	1,461,877	471,068	—	7,120,723
Elimination of intercompany assets	—	—	—	—	3,914,994
Total assets	—	—	—	—	3,205,728
Expenditures for long-lived assets	16,900	8,323	2,732	—	27,955

	United States	Foreign Countries	Consolidated
Geographic Information:
Net sales	$2,923,799	$1,721,327	$4,645,126
Deferred tax assets	646,303	44,206	690,509
Long-lived assets	1,141,523	358,281	1,499,804

For 2002, 2001 and 2000, the Company had one customer, J. C. Penney Company, Inc., that represented approximately 12%, 13% and 12%, respectively, of net sales. No other customer accounted for more than 10% of net sales.

Note 19: Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands, Except Per Share Data)
2002:
Net sales	$935,285	$923,518	$1,017,744	$1,260,044
Cost of goods sold	536,701	553,974	603,249	757,862

Gross profit	398,584	369,544	414,495	502,182
Marketing, general and administrative expenses	298,935	318,804	340,390	374,669
Other operating (income)	(6,113)	(8,511)	(6,015)	(13,810)
Restructuring charges, net of reversals	—	141,078	(16,565)	82

Operating income	105,762	(81,827)	96,685	141,241
Interest expense	48,023	42,510	48,476	47,483
Other (income) expense, net	(9,677)	9,499	20,791	4,799

Income before taxes	67,416	(133,836)	27,418	88,959
Income tax expense	24,944	(58,154)	13,709	44,479

Net income	$42,472	$(75,682)	$13,709	$44,480

Earnings per share—basic and diluted	$1.14	$(2.03)	$0.37	$1.19

2001:
Net sales	$996,382	$1,043,937	$983,508	$1,234,846
Cost of goods sold	556,449	591,442	584,279	729,028

Gross profit	439,933	452,495	399,229	505,818
Marketing, general and administrative expenses	326,095	336,128	314,482	379,179
Other operating (income)	(7,174)	(7,365)	(8,377)	(10,504)
Restructuring charges, net of reversals	—	—	—	(4,286)

Operating income	121,012	123,732	93,124	141,429
Interest expense	69,205	53,898	55,429	52,240
Other (income) expense, net	4,868	899	13,850	(10,781)

Income before taxes	46,939	68,935	23,845	99,970
Income tax expense	17,367	25,507	8,822	36,989

Net income	$29,572	$43,428	$15,023	$62,981

Earnings per share—basic and diluted	$0.79	$1.16	$0.40	$1.69

During the fourth quarter of 2002 the Company recorded a restructuring charge of $1.6 million for a European restructuring initiative. The restructuring charge was offset by reversals of $1.5 million for prior years’ restructuring costs. During the third quarter of 2002 the Company recorded reversals of $16.6 million of prior restructuring costs. During the second quarter of 2002 the Company recorded restructuring charges of $150.2 million for plant closures in the U.S. and Europe. The Company recorded a reversal of $9.1 million of prior years’ restructuring costs. (See Note 3 to the Consolidated Financial Statements.)

During the fourth quarter of 2001 the Company recorded the reversal of $26.6 million of prior years’ restructuring costs. This reversal was based on updated estimates. The Company also had charges of $22.4 million for various reorganization initiatives in the U.S. and Japan. (See Note 3 to the Consolidated Financial Statements.)

Note 20: Subsequent Events

Senior Notes Offering

On December 4, 2002, the Company issued $425.0 million in notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. These notes are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. These notes are callable beginning December 15, 2007. These notes were offered at a discount of $6.0 million to be amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $12.6 million are amortized over the term of notes. Approximately $125.0 million of the net proceeds from the offering were used to repay remaining indebtedness under the Company’s 2001 bank credit facility as of the close of business on December 3, 2002. A portion of the net proceeds were used to pay $72.8 million of the 6.80% notes due November 1, 2003. The Company intends to use the remaining net proceeds to either (i) refinance (whether through payment at maturity, repurchase or otherwise) a portion of the $350 million aggregate principal amount of our 6.80% notes due November 1, 2003, or other outstanding indebtedness, or (ii) for working capital or other general corporate purposes.

On January 22, 2003 and on January 23, 2003, the Company issued an additional $100.0 million of these notes at a premium of $3.0 million and an additional $50.0 million of these notes at a discount of $0.7 million. Both the discount and premium will be amortized over the term of the notes using an approximate effective-interest rate method. The notes issued in these additional offerings were issued under the same indenture as, have the same terms as, and constitute the same issue of, the December 2002 notes. The Company intends to use a portion of the remaining net proceeds from the December 2002 notes issuance, plus the $47.3 million net proceeds from the issuance of an additional $50.0 million of these notes and the $99.8 million net proceeds from the issuance of an additional $100.0 million of these notes to refinance (whether through payment at maturity, repurchase or otherwise) all of the remaining aggregate principal amount of our 6.80% notes due November 1, 2003. Any remaining proceeds will be used to refinance other outstanding indebtedness or for working capital or other general corporate purposes. On January 22, 2003, the Company purchased approximately $27.0 million of the 6.80% notes due November 1, 2003.

The indenture governing these notes contain covenants that limit the Company’s and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or its subsidiaries’ assets. If the Company experiences a change in control as defined in the indenture governing the notes, then the Company will be required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture.

Senior Secured Credit Facility

On January 31, 2003, the Company entered into a new $750.0 million senior secured credit facility to replace the 2001 credit facility that matures in August 2003. The credit facility consists of a $375.0 million revolving credit facility and a $375.0 million Tranche B term loan facility. The Company will use the borrowings under the new bank credit facility for working capital or general corporate purposes.

The $375.0 million revolving credit facility matures on March 31, 2006. The Company’s Tranche B term loan facility is subject to repayment based on a specified scheduled amortization, with the final payment of all amounts outstanding thereunder being due on July 31, 2006. The Company is required to make principal amortization payments on the Tranche B term loan facility at a quarterly rate beginning in May 2003, with the substantial majority of the quarterly payments being due from the quarter ending in November 2005. The Company’s bank credit facility also requires mandatory prepayments in certain events, such as if there are asset sales. The interest rate for the Company’s revolving credit facility varies, for Eurodollar Rate Loans, from 3.25% to 4.00% over the Eurodollar Rate (as defined in the credit agreement) or, for Base Rate Loans, from 2.25% to 3.00% over the higher of (i) the Citibank base rate and (ii) the Federal Funds rate plus 0.50% (the “Base Rate”), with the exact rate depending upon the Company’s performance under specified financial criteria. The interest rate for the Company’s Tranche B term loan facility is 4.00% over the Eurodollar Rate or 3.00% over the Base Rate. The bank credit facility also requires that the Company set aside sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003 and allows for repurchase of these bonds prior to their maturity.

The Company’s bank credit facility is guaranteed by certain of its material domestic subsidiaries and is secured by domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in certain domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the bank credit facility are all of the Company’s most valuable real property interests and all of the capital stock and debt of its affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing the Company’s notes due 2003 and 2006.

The bank credit facility contains customary covenants restricting the Company’s activities as well as those of its subsidiaries, including limitations on the Company’s, and its subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company’s corporate structure. The credit agreement also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios.

The credit agreement contains customary events of default, including payment failures; failures to satisfy other obligations under the credit agreements; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of the Company’s board of directors; and invalidity of the guaranty or security agreements. If an event of default occurs, the Company’s lenders could terminate their commitments, declare immediately payable all borrowings under the credit facilities and foreclose on the collateral, including the Company’s trademarks.

The following is a pro forma table as of November 24, 2002, of the required aggregate short-term and long-term debt principal payments for the next five years and thereafter that includes the senior notes offering and the senior secured credit facility.

Year	Principal Payments
(Dollars in Thousands)
2003	$93,039
2004	122,271
2005	150,421
2006	722,392
2007	—
Thereafter	1,240,452

Total	$2,328,575

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal year ended November 24, 2002 included in this report, have been audited by KPMG LLP, independent public accountants, as stated in their audit report appearing herein. The financial statements for the fiscal years ended November 25, 2001 and November 26, 2000 included in this report, have been audited by Arthur Andersen LLP, independent public accountants, as stated in their audit report appearing herein. Arthur Andersen LLP has not consented to the inclusion of their audit report in this report. For a discussion of the risks relating to Arthur Andersen LLP’s audit of our financial statements, please see “Risk Factors—Risks relating to Arthur Andersen LLP.”

On May 2, 2002, our board of directors, on the recommendation of our audit committee, dismissed Arthur Andersen LLP as our independent public accountants and engaged KPMG LLP to serve as our independent public accountants for the fiscal year ending November 24, 2002. KPMG LLP has not been engaged to audit, and has not audited, any of the financial statements included in this report other than for the fiscal year ending November 24, 2002.

Arthur Andersen LLP’s reports on our consolidated financial statements for each of the fiscal years ended November 25, 2001 and November 26, 2000 included elsewhere in this report, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended November 25, 2001 and November 26, 2000 and through the date we dismissed Arthur Andersen LLP, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved by Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as set forth in applicable SEC regulations.

We provided Arthur Andersen LLP with a copy of the above disclosures on May 6, 2002. In a letter dated May 6, 2002, Arthur Andersen LLP confirmed its agreement with these statements.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is information concerning our directors and executive officers as of November 24, 2002.

Name	Age	Office and Position
Peter E. Haas, Sr.	83	Director, Chairman of the Executive Committee
Robert D. Haas	60	Director, Chairman of the Board of Directors
Philip A. Marineau	56	Director, President and Chief Executive Officer
Angela Glover Blackwell	57	Director
Robert E. Friedman	53	Director
Tully M. Friedman	60	Director
James C. Gaither	65	Director
Peter A. Georgescu	63	Director
Peter E. Haas, Jr.	55	Director
Walter J. Haas	53	Director
F. Warren Hellman	68	Director
Patricia Salas Pineda	50	Director
T. Gary Rogers	60	Director
G. Craig Sullivan	62	Director
R. John Anderson	51	Senior Vice President and President, Levi Strauss Asia Pacific
David G. Bergen	47	Senior Vice President and Chief Information Officer
William B. Chiasson	50	Senior Vice President and Chief Financial Officer
Joseph Middleton	46	Senior Vice President and President, Levi Strauss Europe, Middle East, Africa
Albert F. Moreno	58	Senior Vice President, General Counsel and Assistant Secretary
Fred Paulenich	38	Senior Vice President, Worldwide Human Resources

In addition, in December 2002, we announced the appointment of Paul Harrington as our Senior Vice President of the Worldwide Supply Chain, commencing on January 6, 2003.

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

Philip A. Marineau, a director since 1999, is our President and Chief Executive Officer. Prior to joining us, Mr. Marineau was the President and Chief Executive Officer of Pepsi-Cola North America from 1997 to 1999. From 1996 to 1997, Mr. Marineau was President and Chief Operating Officer of Dean Foods Company. From 1972 to 1996, Mr. Marineau held a series of positions at Quaker Oats Company including President and Chief Operating Officer from 1993 to 1996. Mr. Marineau is currently a director of Meredith Corporation.

Angela Glover Blackwell, a director since 1994, is founder and president of PolicyLink, a nonprofit research, advocacy and communications organization devoted to eliminating poverty and strengthening communities. From 1995 to 1998, Ms. Blackwell was Senior Vice President of the Rockefeller Foundation where she oversaw the foundation’s domestic and cultural divisions. Ms. Blackwell was the founder of Oakland, California’s Urban Strategies Council, a nonprofit organization focused on reducing persistent urban poverty.

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

Tully M. Friedman, a director since 1985, is Chairman and Chief Executive Officer of Friedman Fleischer & Lowe LLC, a private equity investment firm he founded in 1997. Formerly, Mr. Friedman was a founding partner of Hellman & Friedman, a private investment firm. Prior to forming Hellman & Friedman in 1984, he was a managing director and general partner of Salomon Brothers, Inc. Mr. Friedman currently serves on the board of directors of Archimedes Technology Group, CapitalSource LLC, The Clorox Company, Mattel, Inc. and McKesson Corporation.

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

Peter A. Georgescu, a director since February 2000, is Chairman Emeritus of Young & Rubicam Inc. (now WPP Group plc), a global advertising agency. Prior to his retirement in January 2000, Mr. Georgescu served as Chairman and Chief Executive Officer of Young & Rubicam since 1993 and, prior to that, as President of Y&R Inc. from 1990 to 1993, Y&R Advertising from 1986 to 1990 and President of its Young & Rubicam international division from 1982 to 1986. Mr. Georgescu is currently a director of IFF Corporation, Toys “R” Us, Inc. and EMI Group plc.

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

Walter J. Haas, a director since 1995, served as Chairman and Chief Executive Officer of the Oakland A’s Baseball Company from 1993 to 1995, President and Chief Executive Officer from 1991 to 1993 and in other management positions with the club from 1980 to 1991.

F. Warren Hellman, a director since 1985, has served as chairman and general partner of Hellman & Friedman LLC, a private investment firm, since its inception in 1984. Previously, he was a general partner of Hellman Ferri (now Matrix Partners) and managing director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of NASDAQ Stock Market, Inc., DN&E Walter & Co. and Sugar Bowl Corporation.

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

T. Gary Rogers, a director since 1998, is Chairman of the board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream products. He has held this position since 1977. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and Gardonjim Farms.

G. Craig Sullivan, a director since 1998, is Chairman of the board and Chief Executive Officer of The Clorox Company, a major consumer products firm. Prior to his election as Vice Chairman and Chief Executive Officer of Clorox in 1992, Mr. Sullivan was group vice president with overall responsibility for manufacturing and marketing, the company’s laundry and cleaning products in the United States, the international business, the manufacturing and marketing of products for the food service industry and the corporate purchasing and distribution functions. Mr. Sullivan currently serves on the board of directors of Mattel, Inc.

R. John Anderson, our Senior Vice President and President of our Asia Pacific Division since 1998, joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi’s® brand in 1995.

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

William B. Chiasson, our Senior Vice President and Chief Financial Officer, joined us in 1998. From 1988 to 1998, Mr. Chiasson held various positions with Kraft Foods Inc., a subsidiary of Philip Morris Companies Inc., including Senior Vice President of Finance and Information Systems. Prior to joining Kraft Foods, he was Vice President and Controller for Baxter Healthcare Corporation, Hospital Group.

Joseph Middleton, our Senior Vice President and President of Levi Strauss Europe, Middle East and Africa since 1999, joined us in 1981. He held the position of General Manager of the Dockers® brand in Europe from 1993 to 1999, General Manager of Levi Strauss New Zealand from 1990 to 1993 and a variety of other positions from 1981 to 1990.

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

Paul Harrington, our Senior Vice President, Worldwide Supply Chain, joined us on January 6, 2003. From 1995 to 2002, Mr. Harrington held various positions with Reebok International Ltd. (“RIL”), including, most recently, Senior Vice President, RIL Supply Chain. Prior to joining RIL, he worked with Ford Motor Company in various managerial capacities.

Our Board of Directors

Our board of directors has 14 members. In March 2001, we amended our certificate of incorporation and by-laws to create a staggered board arrangement. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in class 1 (Mr. R. Friedman, Mr. Georgescu, Mr. Sullivan and Mr. R.D. Haas) ends in 2005. The term for directors in class 2 (Mr. T. Friedman, Ms. Pineda, Mr. Rogers, Mr. Hellman and Mr. P.E. Haas, Jr.) ends in 2003. The term for directors in class 3 (Ms. Blackwell, Mr. W. J. Haas, Mr. Gaither, Mr. Marineau and Mr. P.E. Haas, Sr.) ends in 2004. Directors in each class may be removed at any time, with or without cause, by the trustees of the voting trust.

Committees.    Our board of directors currently has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, system of internal control, compliance with legal requirements and independence and performance of our internal and external auditors.

—Members: Mr. Gaither, Mr. Georgescu, Mr. Hellman, Ms. Pineda and Mr. Sullivan.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community.

—Members: Mr. T. Friedman, Mr. Georgescu, Mr. P.E. Haas, Jr., Mr. Hellman and Mr. Rogers.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation.

—Members: Ms. Blackwell, Mr. T. Friedman, Mr. Gaither, Mr. Rogers and Mr. Sullivan.

•	Corporate Social Responsibility. Our corporate social responsibility committee provides assistance to the board in the board’s oversight of our values, ethics and social responsibility as demonstrated through our policies, practices and interactions with stockholders, employees, suppliers, customers, consumers, communities, governmental authorities and others having a relationship with us.

—Members: Ms. Blackwell, Mr. R. Friedman, Mr. P.E. Haas, Sr., Mr. W. J. Haas and Ms. Pineda.

Mr. R.D. Haas and Mr. Marineau are ex-officio members of all standing committees of the board of directors, except the audit committee.

Compensation.    Directors who are also stockholders or employees do not receive compensation for their services as directors. Directors who are not stockholders or employees, Mr. Gaither, Ms. Blackwell, Ms. Pineda, Mr. Rogers, Mr. Sullivan and Mr. Georgescu, receive annual compensation of approximately $90,000. This amount includes an annual retainer fee of $36,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 Leadership Shares, with a target value of $45,000 per year. The actual amount for each of the above payments varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors, in their first five years of service, receive a cash amount equivalent to the target value of their long-term variable pay or $45,000. This amount is decreased by approximately  1/3 each year at the start of actual payments from the Leadership Shares Plan. Directors who are not employees or stockholders also receive travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan.

Human Resources Committee Interlocks and Insider Participation

Mr. Hellman is chairman and a general partner of Hellman & Friedman, a private investment firm that has provided financial advisory services to us in the past. We did not pay any fees to Hellman & Friedman during 2002. Mr. Gaither is senior counsel of the law firm Cooley Godward LLP. Cooley Godward provided legal services to us in 2002 and received approximately $18,000 in fees.

Item 11.     EXECUTIVE COMPENSATION

Executive Compensation

This table provides compensation information for our chief executive officer and other executive officers who were our most highly compensated officers in 2002.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation	All Other Compensation (3)
Name/Principal Position	Year	Salary	Bonus (1)	LTIP Payouts (2)

Philip A. Marineau President and Chief Executive Officer (4)	2002 2001 2000	$1,161,538 1,000,000 1,000,000	$1,272,600 450,000 2,250,000	$22,540,000 — —	$ 165,777 233,284 1,173,761

Robert D. Haas Chairman of the Board	2002 2001 2000	750,000 798,077 1,050,000	715,838 350,000 1,800,000	2,070,000 — —	106,950 180,433 78,750

William B. Chiasson Senior Vice President and Chief Financial Officer	2002 2001 2000	536,154 512,539 475,969	326,430 163,000 661,650	2,484,000 — —	288,375 360,740 351,558

Joseph Middleton Senior Vice President and President, Levi Strauss Europe, Middle East and Africa	2002 2001 2000	497,786 461,185 411,002	100,000 167,000 428,026	2,484,000 — —	137,929 55,908 56,528

R. John Anderson Senior Vice President and President, Levi Strauss, Asia Pacific Division	2002 2001 2000	396,535 383,413 351,211	420,420 163,000 446,160	1,380,000 — —	42,861 41,129 56,785

(1)	We pay annual bonuses under our Annual Incentive Plan. The Annual Incentive Plan is intended to reward individual contributions to our objectives during the year. The plan is funded based on business unit and corporate financial results against pre-established targets. The amount of bonus earned depends upon the performance and salary grade level of the individual.

(2)	For 2002, this column reflects the first payments earned under the 2000 grant of our Leadership Shares Plan. These payments relate to the first three years of performance under the five-year measurement period (2000-2004).

We did not meet threshold performance for the 1999 grant under the Leadership Shares Plan. As a result, we will not make payments (which would otherwise have been payable in 2001 and 2002) with respect to these units.

We did not make any long-term compensation payments in 2000 because of our weak performance with respect to the 1998 grant under our Long-Term Incentive Plan. This performance unit plan was replaced by our Leadership Shares Plan in 1999.

(3)	For Messrs. Marineau, Haas and Chiasson, the amounts shown include contributions we made on their behalf to our Capital Accumulation Plan. The Capital Accumulation Plan is a non-qualified savings plan that permits eligible employees to contribute up to 10% of their pay, on an after-tax basis, to an individual retail brokerage account established in the employee’s name. We established the Capital Accumulation Plan because Internal Revenue Code rules limit savings opportunities under tax-qualified plans for a number of our employees. For 2000 and 2001, we matched approximately 75% of the employee’s contributions. Beginning in 2002, matching contributions under this plan became dependent on business performance. Under the terms of the Plan, we may match up to 10% of eligible employee contributions on a scale from 0% to 115%. The level of the matching contribution is determined at the end of the year based upon business performance using the same measures that are used for the Annual Incentive Plan.

For Mr. Marineau, the 2002 amount shown reflects a Capital Accumulation Plan contribution of $165,777. The 2001 amount shown includes a Capital Accumulation Plan contribution of $229,327 and reimbursement of additional relocation expenses of $3,958. The 2000 amount shown reflects relocation-related income of $1,095,877 as well as a Capital Accumulation Plan contribution of $77,885.

For Mr. Chiasson, the 2002 amount shown reflects special payment of $217,500 to replace forfeited long-term grants from a previous employer and a Capital Accumulation Plan contribution of $70,875. The 2001 amount also reflects a special payment of $326,250 to replace forfeited long-term grants from a previous employer and a Capital Accumulation Plan contribution of $34,490. The 2000 amount shown reflects a special payment of $326,250 to replace forfeited long-term grants from a previous employer and a Capital Accumulation Plan match of $25,308.

For Mr. Middleton, the 2002 amount shown reflects imputed income of $86,700 earned from the interest-free loan provided to him by the Company (see below), and allowances of $51,229 due to his global assignment. The 2001 amount shown reflects allowances of $45,074 due to his global assignment and compensation of $10,834 for losses due to exchange rate fluctuations. The 2000 amount shown consists of allowances of $29,303 due to his global assignment and compensation of $27,225 for losses due to exchange rate fluctuations.

Mr. Middleton is a United Kingdom citizen who lives and works in Brussels, Belgium. Our approach for global assignee employees is to ensure that individuals working abroad are compensated as they would be if they were based in their home country. To achieve this goal, we offset expenses related to a global assignment. This covers all areas that are affected by the assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses. The amounts shown reflect amounts paid in British pounds, converted into U.S. dollars using the average exchange rate for the year reported.

In April 2002, we made an interest-free loan to Mr. Middleton. The loan amount was $1,000,000 to assist in the purchase of a home and is to be repaid by February 28, 2005 or earlier in the event his employment terminates.

For Mr. Anderson, the 2002, 2001 and 2000 amounts shown consist of allowances due to his global assignment. Mr. Anderson is an Australian citizen who lives and works in Singapore. We take the same compensation approach with Mr. Anderson as we do with Mr. Middleton because of his global assignment. The amounts shown reflect amounts paid in Australian dollars, converted into U.S. dollars using the average exchange rate for the year reported.

Long-Term Incentive Plans—Awards in Last Fiscal Year (2002)

Name/Principal Position	Number of Leadership Shares Awarded	Target (1)	Performance Period (2)
Philip A. Marineau President and Chief Executive Officer	250,000	$6,250,000	5 years

Robert D. Haas Chairman of the Board	90,000	2,250,000	5 years

William B. Chiasson Senior Vice President and Chief Financial Officer	75,000	1,875,000	5 years

Joseph Middleton Senior Vice President and President, Levi Strauss Europe, Middle East and Africa	55,000	1,375,000	5 years

R. John Anderson Senior Vice President and President, Levi Strauss, Asia Pacific Division	55,000	1,375,000	5 years

(1)	This table shows awards under our Leadership Shares Plan. The Leadership Shares Plan is a long-term cash performance unit plan. Under this plan, we establish a five-year financial performance target for each grant based on targeted growth in shareholder value. The value of the units is determined based on actual performance relative to target. Performance at the target level will yield a per unit value of $25. If performance does not meet a minimum level or threshold, then the units will have no value. Performance above target yields correspondingly larger unit values; there is no limit on maximum award potential.

(2)	The performance period is five years from the time of award. The awards vest in one-third increments on the last day of the third, fourth and fifth fiscal years of the performance period. We pay the awards in the year after they vest.

Pension Plan Table

The following table shows the estimated annual benefits payable upon retirement under our U.S. home office pension and benefit restoration plans to persons in various compensation and years-of-service classifications prior to mandatory offset of Social Security benefits:

Covered Compensation	Years of Service
	5	10	15	20	25	30	35
$ 400,000	$40,000	$80,000	$120,000	$160,000	$200,000	$205,000	$210,000
600,000	60,000	120,000	180,000	240,000	300,000	307,500	315,000
800,000	80,000	160,000	240,000	320,000	400,000	410,000	420,000
1,000,000	100,000	200,000	300,000	400,000	500,000	512,500	525,000
1,200,000	120,000	240,000	360,000	480,000	600,000	615,000	630,000
1,400,000	140,000	280,000	420,000	560,000	700,000	717,500	735,000
1,600,000	160,000	320,000	480,000	640,000	800,000	820,000	840,000
1,800,000	180,000	360,000	540,000	720,000	900,000	922,500	945,000
2,000,000	200,000	400,000	600,000	800,000	1,000,000	1,025,000	1,050,000
2,200,000	220,000	440,000	660,000	880,000	1,100,000	1,127,500	1,155,000
2,400,000	240,000	480,000	720,000	960,000	1,200,000	1,230,000	1,260,000
2,600,000	260,000	520,000	780,000	1,040,000	1,300,000	1,332,500	1,365,000
2,800,000	280,000	560,000	840,000	1,120,000	1,400,000	1,435,000	1,470,000
3,000,000	300,000	600,000	900,000	1,200,000	1,500,000	1,537,500	1,575,000
3,200,000	320,000	640,000	960,000	1,280,000	1,600,000	1,640,000	1,680,000
3,400,000	340,000	680,000	1,020,000	1,360,000	1,700,000	1,742,500	1,785,000

The table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. As of year-end 2002, the credited years of service for Messrs. Haas and Chiasson were 29 and 4, respectively. The 2002 compensation covered by the pension plan and the benefit restoration plan for Messrs. Haas and Chiasson was $1.1 million and $702,000, respectively. Based on Mr. Marineau’s employment agreement, as of year-end 2002, he had 21 years of credited service and his 2002 covered compensation was $1.9 million. This amount reflects the higher of his i) initial base salary and target annual bonus and his ii) covered compensation in accordance with the plans.

Mr. Middleton participates in the Levi Strauss United Kingdom pension plan. It provides him both a defined benefit and a defined contribution pension. If Mr. Middleton retires at age 60, the plan will provide two-thirds of his base salary (average of the top three years salary out of the last ten before his retirement date) in a defined benefit pension. Based on his current compensation, if Mr. Middleton retires at age 60, he would receive upon retirement a U.S. dollar equivalent of approximately $345,000 annually. We also contribute 20% of Mr. Middleton’s annual bonus each year toward his defined contribution pension that he can use to purchase additional pension benefits upon retirement.

Mr. Anderson participates in the Levi Strauss Australia pension plan and also has a supplemental plan. The pension payment Mr. Anderson will receive upon retirement is based on years of service and his final average salary. Under the supplemental plan, we contribute 20% of his annual base salary and bonus to his pension each year. Mr. Anderson’s benefit under these combined plans, to be paid in lump sums upon retirement, is estimated to be approximately $1.8 million if he retires at age 55, or approximately $4.8 million if he retires at age 65.

Employment Agreements

Philip Marineau.    We have an employment agreement with Philip Marineau, our President and Chief Executive Officer. The agreement provides for a minimum base salary of $1.0 million in accordance with our executive salary policy and a target annual cash bonus of 90% of base salary, with a maximum bonus of 180% of base salary. In addition, Mr. Marineau is eligible to participate in all other executive compensation and benefit programs, including the Leadership Shares Plan. Under the employment agreement, we made a one-time grant of 810,000 Leadership Shares to compensate him for the potential value of stock options he forfeited upon leaving his previous employer to join us. We also provide under the agreement a supplemental pension benefit to Mr. Marineau.

The agreement is in effect until terminated by either Mr. Marineau or us. We may terminate the agreement upon Mr. Marineau’s death or disability, for cause (as defined in the agreement), and without cause upon 30 days notice. Mr. Marineau may terminate the agreement for good reason (as defined in the agreement) or other than for good reason upon 30 days notice to us. The consequences of termination depend on the basis for the termination:

•	If we terminate without cause or if Mr. Marineau terminates for good reason, Mr. Marineau will be entitled to: (i) severance payments equal to three times the sum of his base salary as of the termination date plus his most recent target or, if greater, annual bonus, (ii) amounts accrued or earned under our compensation and benefit plans and (iii) an amount in respect of the Leadership Shares granted in the one-time grant described above.

•	If we terminate for cause or if Mr. Marineau terminates for other than good reason, then the agreement will terminate without our having further obligations to Mr. Marineau other than for amounts accrued or earned under our compensation and benefit programs (which does not include unvested Leadership Shares or target bonus amounts not payable as of the date of termination).

•	If we terminate for any reason other than cause or if Mr. Marineau terminates for good reason within 12 months after a change in control (as defined in the agreement), Mr. Marineau will be entitled to: (i) severance payments equal to three times the sum of his base salary as of the termination date plus his most recent target or, if greater, annual bonus, (ii) amounts accrued or earned under our compensation and benefit plans, (iii) an amount in respect of the Leadership Shares granted in the one-time grant described above, (iv) full and immediate vesting in all outstanding Leadership Shares; (v) full and immediate vesting in his supplemental pension benefit; and (vi) under specified circumstances, if any amounts paid are treated as parachute payments (as defined in Section 280G(b)(2) of the Internal Revenue Code), an amount equal to the applicable excise tax and any taxes on this reimbursement payment.

Senior Executive Severance Plan

Messrs. Chiasson, Middleton and Anderson are eligible for payments and other benefits under our Senior Executive Severance Plan, which is an unfunded plan available to a select group of management to recognize their past service to the Company in the event their employment is involuntarily terminated. In exchange for the executive’s execution of a general release agreement with us, following an involuntary termination, we will pay the executive, at our sole discretion, his or her base salary, plus a target bonus amount for the fiscal year in which the executive is notified of his or her employment termination. This payment will be made either in installments or in a lump sum payment for a period ranging from 26 weeks to 104 weeks depending on the classification of the executive.

In addition to the foregoing severance payments, we will pay an affected executive the same percentage of the monthly cost of the medical coverage we provide pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) (to the extent the executive elects COBRA coverage) that he was entitled to during his active employment. The subsidized COBRA medical coverage will continue during the period that the executive is entitled to receive severance payments, subject to a maximum period ending on the earlier of the 18-month period following the termination date or the date the executive is entitled to other medical coverage. We will also pay the cost of premiums under our standard basic life insurance program of $10,000 during the same period that we subsidize the COBRA coverage. If the executive becomes eligible to receive retiree health benefits, we will subsidize retiree medical coverage during the same period that we subsidize the COBRA coverage. In addition, we will provide an affected executive with career counseling and transition services.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Peter E. Haas, Sr., Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

The table on the following page contains information about the beneficial ownership of our voting trust certificates as of November 24, 2002, by:

•	Each of our directors and each of our five most highly compensated officers;

•	Each person known by us to own beneficially more than 5% of our voting trust certificates; and

•	All of our directors and officers as a group.

Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. Except as described in the footnotes to the table below, the individuals named in the table have sole voting and investment power with respect to all voting trust certificates beneficially owned by them, subject to community property laws where applicable.

As of November 24, 2002, there were 167 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of November 24, 2002. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Voting Trust Certificates Beneficially Owned		Percentage of Voting Trust Certificates Outstanding
Peter E. Haas, Sr.	13,952,454	(1)	37.43%
Peter E. Haas, Jr.	6,582,741	(2)	17.66%
Josephine B. Haas	4,766,233	(3)	12.79%
Robert D. Haas	3,309,909	(4)	8.88%
Miriam L. Haas	2,980,200	(5)	7.99%
Margaret E. Haas	2,644,549	(6)	7.09%
Robert E. Friedman	1,320,134	(7)	3.54%
F. Warren Hellman	887,656	(8)	2.38%
Walter J. Haas	241,671	(9)	*
Tully M. Friedman	231,179	(10)	*
James C. Gaither	—		—
Peter A. Georgescu	—		—
Angela Glover Blackwell	—		—
Philip A. Marineau	—		—
Patricia Salas Pineda	—		—
T. Gary Rogers	—		—
G. Craig Sullivan	—		—
William B. Chiasson	—		—
Joseph Middleton	—		—
R. John Anderson	—		—
Directors and executive officers as a group (22 persons)	24,462,457		65.62%

(1)	Includes 3,512,861 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trusts A and B for the benefit of Mrs. Walter A. Haas, Jr. and the children of Walter A. Haas, Jr., and for which Peter E. Haas, Sr. is a trustee or co-trustee. Peter E. Haas, Sr. disclaims beneficial ownership of these voting trust certificates. Includes 670,000 voting trust certificates held by a trust for the benefit of Josephine B. Haas, former spouse of Peter E. Haas, Sr. Mr. Peter E. Haas, Sr. has sole voting power and Mrs. Josephine B. Haas has sole investing power with respect to these voting trust certificates. Peter E. Haas, Sr. disclaims beneficial ownership of these voting trust certificates. Includes 2,063,167 voting trust certificates which are held by a partnership but for which Peter E. Haas, Sr. has voting powers. Excludes 2,980,200 voting trust certificates held by Peter E. Haas, Sr.’s wife, Miriam L. Haas.
(2)	Includes a total of 1,981,594 voting trust certificates held by Mr. Haas’ wife and by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 61,709 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of the children of Mr. Haas and of Margaret E. Haas. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 2,657,721 voting trust certificates held by partnerships of which Mr. Haas is managing general partner.
(3)	Includes 1,203,255 voting trust certificates held by a trust, of which Mrs. Haas is co-trustee, for the benefit of Margaret E. Haas. Mrs. Haas disclaims ownership of these voting trust certificates. Includes 2,357,449 voting trust certificates held by the Josephine B. Haas Investments Limited Partnership. Includes 300,272 voting trust certificates held by the Josephine B. Haas Family Limited Partnership. Includes 180,257 voting trust certificates held by the Michael S. Haas Annuity Partnership. Mrs. Haas is the trustee of a trust which is a general partner in the Michael S. Haas Annuity Partnership. Mrs. Haas disclaims beneficial ownership of these voting trust certificates.
(4)	Includes 113,904 voting trust certificates owned by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of these voting trust certificates.
(5)	Excludes 7,706,426 voting trust certificates held by Peter E. Haas, Sr., spouse of Miriam L. Haas.
(6)	Includes 1,439 voting trust certificates held by a trust, of which Ms. Haas is trustee, for the benefit of Ms. Haas’ son. Ms. Haas disclaims beneficial ownership of these voting trust certificates.

(7)	Includes 92,500 voting trust certificates held by Mr. Friedman’s children and by trusts, of which Mr. Friedman is co-trustee, for the benefit of his children and 195,834 voting trust certificates held by trusts, of which Mr. Friedman is co-trustee, for the benefit of Mr. Friedman’s nieces and nephew. Mr. Friedman disclaims beneficial ownership of these voting trust certificates. Includes 1,010,000 voting trust certificates held by Copper Reservoir, a California limited partnership, for which Mr. Friedman is a general partner.
(8)	Includes 360,314 voting trust certificates held by a trust, of which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of these voting trust certificates.
(9)	Includes 233,005 voting trust certificates held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee or co-trustee, for the benefit of Mr. Haas’ children. Mr. Haas disclaims beneficial ownership of these voting trust certificates.
(10)	Includes 9,098 voting trust certificates held by a trust, of which Mr. Friedman is trustee, for the benefit of Mr. Friedman’s former wife, Ann Barry. Also includes 25,000 voting trust certificates held by The Friedman Family Partnership, of which Mr. Friedman is a managing general partner. Mr. Friedman disclaims beneficial ownership of all but 500 of the Friedman Family Partnership voting trust certificates.

Stockholders’ Agreement

Our common stock and the voting trust certificates are not publicly held or traded. All shares and the voting trust certificates are subject to a stockholders’ agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to us. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares, certificates or other access to liquidity. The scheduled expiration date of the stockholders’ agreement is five years later than that of the voting trust agreement in order to permit an orderly transition from effective control by the voting trust trustees to direct control by the stockholders.

Estate Tax Repurchase Policy

We have a policy under which we will repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes. The purchase price will be based on a valuation received from an investment banking or appraisal firm. Estate repurchase transactions are subject to applicable laws governing stock repurchases, board approval and restrictions under our credit agreements. Our 2003 bank credit facility prohibits repurchases without the consent of the lenders, and the indentures relating to our 11.625% notes due 2008 and our 12.25% notes due 2012 limit our ability to make repurchases. The policy does not create a contractual obligation on our part. We may amend or terminate this policy at any time. No shares were repurchased under this policy in 2002, 2001 or 2000.

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

Voting Trustee Compensation

The voting trust agreement provides that trustees who are also beneficial owners of 1% or more of our stock are not entitled to compensation for their services as trustees. Trustees who are not beneficial owners of more than 1% of our outstanding stock may receive such compensation, upon approval of our board. All trustees are entitled to reimbursement for reasonable expenses and charges, which may be incurred in carrying out their duties as trustees. As of November 24, 2002, all of the trustees each beneficially owned more than 1% of our outstanding stock.

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

Insofar as indemnification for liabilities under the Securities Act may be granted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James C. Gaither, one of our directors, is senior counsel of the law firm Cooley Godward LLP. Cooley Godward provided legal services to us in 2002, 2001 and 2000, for which we paid fees of approximately $18,000, $91,000 and $60,000, respectively, in those years.

Item 14.     CONTROLS AND PROCEDURES

As of February 5, 2003 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Securities Exchange Act of 1934 (the “Exchange Act”) and our “internal controls and procedures” for financial reporting purposes. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the Evaluation Date.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Exchange Act so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our internal controls and procedures are also evaluated on an ongoing basis by personnel in our finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and procedures and to make modifications as necessary; our intent in this regard is that these controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the CEO and CFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the annual report on Form 10-K. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the CEO and CFO note that, since the Evaluation Date to the date of this annual report on Form 10-K, there have been no significant changes in internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

List the following documents filed as a part of the report:

1.	Financial Statements
The following consolidated financial statements of the Company are included in Item 8:
Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Quarterly Financial Data (Unaudited)

Financial Statement Schedule
Independent Auditors’ Report on Financial Statement Schedule	Form 10-K page 124
Schedule II—Valuation and Qualifying Accounts	Form 10-K page 125

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1

Indenture, dated as of November 6, 1996, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.2

Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.3

Lease Intended as Security, dated as of December 3, 1996, among the Registrant, First Security Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.4

Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5

Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6

Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7

Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8

U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9

Euro Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.10

Master Indenture, dated as of July 31, 2001, by and between Levi Strauss Receivables Funding, LLC, as issuer, and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

4.11

Indenture Supplement, dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Financial Center Corporation as Servicer and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

4.12

Receivables Purchase Agreement, dated as of July 31, 2001, made by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller and Servicer, and Levi Strauss Securitization Corp. as SPC Member. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

4.13

Amendment No. 1 dated as of April 24, 2002, to Master Indenture Series 2001-A Indenture Supplement and Receivables Purchase Agreement each dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, Levi Strauss Financial Center Corporation as Servicer and Seller, and Registrar. Previously filed as Exhibit 10 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

4.14

Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Filed herewith.

4.15

Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Filed herewith.

4.16	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as Trustee. Filed herewith.

4.17

Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Filed herewith.

4.18

Registration Rights Agreement, dated as of January 15, 2002, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Filed herewith.

4.19

Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Filed herewith.

9.

Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.1

Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.2

Form of European Receivables Agreement, dated February 2000, between the Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.3

Form of European Servicing Agreement, dated January 2000, between Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.17 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.4

Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.5	Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.6	Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.7	Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.8	Special Deferral Plan. Previously filed as Exhibit 10.22 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.9	Key Employee Recognition and Commitment Plan. Previously filed as Exhibit 10.23 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.10	Global Success Sharing Plan. Previously filed as Exhibit 10.24 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.11	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.12	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.13	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.14	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.15	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.16	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.17	Long-Term Incentive Plan. Previously filed as Exhibit 10.31 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.18	Long-Term Performance Plan. Previously filed as Exhibit 10.32 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.19

Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.20

Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.21

Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.22

Employment Agreement, dated as of May 15, 2000, between the Registrant and James Lewis. Previously filed as Exhibit 10.37 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.23

Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.24	Amendments to Employee Investment Plan effective April 3, 2000. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.25	Amendments to Capital Accumulation Plan effective April 3, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.26

Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.27	Amendment to Employee Investment Plan effective November 28, 2000. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.28

Amendments to Capital Accumulation Plan, Supplemental Benefit Restoration Plan, and Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.29	Amendments to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.30

Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.31

Credit Agreement, dated as of February 1, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.32

Pledge and Security Agreement, dated as of February 1, 2001, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.58 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.33

Subsidiary Guaranty, dated as of February 1, 2001, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.59 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.34

Forms of Amendments to European Receivables and Servicing Agreements among Registrant, certain subsidiaries of Registrant and Tulip Asset Purchase B.V. effective November 22, 2000. Previously filed as Exhibit 10.60 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.35

First Amendment to Credit Agreement, dated as of July 11, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.36

Parent Undertaking, dated as of July 31, 2001, made by the Registrant in favor of Levi Strauss Receivables Funding, LLC. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.37

Consent and Release Agreement, dated as of July 31, 2001, entered into by and among Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller, the Registrant, as Originator, Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.38	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.39	Amendment to Home Office Pension Plan signed on August 2, 2001. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.40	Amendment to Home Office Pension Plan effective November 27, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.41	Amendment to Revised Employee Retirement signed on August 2, 2001. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.42	Amendment to Employee Investment Plan effective January 1, 2002. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.43	Amendment to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.44

Amendment to Employee Long-Term Investment and Savings Plan effective January 1, 2002. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.45

Amendment to the Employee Long-Term Investment and Savings Plan effective April 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.46

Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective January 1, 2001. Previously filed as Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.47	Amendment to Capital Accumulation Plan effective January 1, 2001. Previously filed as Exhibit 10.51 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.48

Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective November 26, 2001. Previously filed as Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.49	Amendment to Capital Accumulation Plan effective November 26, 2001. Previously filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.50	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.51

Second Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees effective January 1, 2001. Previously filed as Exhibit 10.55 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.52

Second Amendment to Credit Agreement, dated January 28, 2002, between the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2002.

10.53

First Amendment to Subsidiary Guaranty, dated January 28, 2002, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2002.

10.54

First Amendment to Pledge and Security Agreement, dated January 28, 2002, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2002.

10.55

Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.56	Amendment to Employee Investment Plan signed May 17, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002. *

10.57	Third Amendment to Credit Agreement and Consent dated as of July 26, 2002. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.58

Second Amendment to Pledge and Security Agreement dated as of July 26, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.59	Second Amendment to Subsidiary Guaranty dated as of July 26, 2002. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.60

Employee Loan Agreement, dated as of April 16, 2002 between the Registrant and Joe Middleton. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002. *

10.61

First Amendment to the Revised Home Office Pension Plan of Levi Strauss & Co. effective as of May 31, 2002. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002. *

10.62

First Amendment to the Employee Investment Plan of Levi Strauss & Co. primarily effective as of January 1, 2002. Previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002. *

10.63

Fourth Amendment to Credit Agreement dated as of November 25, 2002 by and among Levi Strauss & Co., the banks, financial institutions and other institutional lenders listed therein, Bank of America, N.A., as the provider of Swing Line Advances, Banc of America Securities LLC and Salomon Smith Barney Inc., as co-lead arrangers and joint book managers, Citicorp USA, Inc., as the syndication agent, The Bank of Nova Scotia, as the documentation agent, and Bank of America, N.A., as the administrative and collateral agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2002.

10.64	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Filed herewith.*

10.65	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Filed herewith.*

10.66

Credit Agreement, dated January 31, 2003, between the Registrant, the LC Issuers and Other Lenders named therein, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, The Bank of Nova Scotia, Salomon Smith Barney Inc. and Bank of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, The Bank of Nova Scotia and Bank of America Securities LLC, as Co-Syndication Agents. Filed herewith.

10.67	Pledge and Security Agreement, dated January 31, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Citicorp North America, Inc., as Administrative Agent. Filed herewith.

10.68	Form of Guaranty dated January 31, 2003, entered into by certain Subsidiaries of the Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Filed herewith.

10.69	Parent Guaranty, dated as of January 31, 2003, entered into by Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Filed herewith.

10.70	Amendment to Employee Investment Plan effective September 9, 2002. Filed herewith. *

12	Statements re: Computation of Ratios. Filed herewith.

16

Letter dated as of May 6, 2002 from the Registrant’s previous independent accountants, Arthur Andersen LLP, to the Securities and Exchange Commission regarding its concurrence with the statements made by the Registrant in the current report concerning their dismissal. Previously filed as Exhibit 16 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

*	Management contract, compensatory plan or arrangement.

Reports on Form 8-K

Current Report on Form 8-K dated September 19, 2002 and filed pursuant to Item 9 of the report relating to filing our Amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended February 24, 2002 and May 26, 2002; and containing a copy of the Section 906 of the Sarbanes-Oxley Act of 2002 certifications.

Current Report on Form 8-K dated September 23, 2002 and filed pursuant to Item 5 of the report and containing a copy of the Company’s press release titled “Levi Strauss & Co. Announces Third-Quarter 2002 Financial Results.”

Current Report on Form 8-K dated October 8, 2002 and filed pursuant to Item 9 of the report and containing a copy of each of the sworn statements of the Principal Executive Officer, Philip A. Marineau, and the Principal Financial Officer, William B. Chiasson, of Levi Strauss & Co. submitted to the Securities and Exchange Commission pursuant to SEC Order No. 4-460. Additionally the report contains certifications pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Current Report on Form 8-K dated October 30, 2002 and filed pursuant to Item 5 of the report and containing a copy of the Company’s press release titled “Levi Strauss & Co. Launches New Casual Clothing Brand For Value-Conscious Consumers.”

Current Report on Form 8-K dated October 31, 2002 and filed pursuant to Item 9 of the report and containing a copy of the Company’s Investor Presentation Materials, dated October 31, 2002, for use at a financial community meeting held in New York on October 31, 2002.

Current Report on Form 8-K dated November 12, 2002 and filed pursuant to Item 5 of the report and containing a copy of Standard & Poor’s press release dated November 1, 2002 titled “S&P Lowers Levi Strauss Ratings; Outlook Stable.”

Current Report on Form 8-K dated November 25, 2002 and filed pursuant to Item 5 of the report relating to an amendment to the Company’s principal credit agreement and containing a copy of the Fourth Amendment to Credit Agreement dated as of November 25, 2002 by and among Levi Strauss & Co., the banks, financial institutions and other institutional lenders listed therein, Bank of America, N.A., as the provider of Swing Line Advances, Banc of America Securities LLC and Salomon Smith Barney Inc., as co-lead arrangers and joint book managers, Citicorp USA, Inc., as the syndication agent, The Bank of Nova Scotia, as the documentation agent, and Bank of America, N.A., as the administrative and collateral agent and a copy of the Company’s press release dated November 26, 2002 regarding the pricing of $425 Million of 12 1/4% Senior Notes Due 2012.

Current Report on Form 8-K dated November 25, 2002 and filed pursuant to Item 5 of the report and containing copies of the Company’s press releases dated November 25, 2002 titled “Levi Strauss & Co. Reaffirms 2002 Financial Targets and Reiterates 2003 Financial Goals” and “Levi Strauss & Co. Commences Private Placement of Senior Notes Due 2012” and containing copies of press releases of each of Moody’s Investors Service, Standard & Poor’s Rating Service and Fitch Ratings, dated November 25, 2002, relating to the rating of the Company’s senior notes due 2012 filed pursuant to Item 9 of the Report.

Current Report on Form 8-K dated December 4, 2002 and filed pursuant to Item 5 of the report relating to the closing of the Company’s offering of $425 million of 12¼% Senior Notes due 2012, which were sold in accordance with a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

Current Report on Form 8-K dated January 7, 2003 and filed pursuant to Item 9 of the report and containing a copy of Moody’s Investors Service’s press release dated January 7, 2003 upgrading the Company’s senior unsecured debt ratings to B3 from Caa1 and confirming the Company’s senior implied rating of B2 and its existing bank facility rating of B1.

Current Report on Form 8-K dated January 13, 2003 and filed pursuant to Item 5 of the report and containing a copy of the Company’s press release dated January 13, 2003 titled “Levi Strauss & Co. Enters into Binding Commitment Letter to Sell $50 million of 12.25% Senior Notes to AIG Global Investment Corp. or its Affiliate.”

Current Report on Form 8-K dated January 13, 2003 and filed pursuant to Item 5 of the report and containing a copy of the Company’s press release dated January 13, 2003 titled “Levi Strauss & Co. Announces Fourth-Quarter and Fiscal 2002 Financial Results.” In addition pursuant to Item 9, the Company publicly provided information in connection with presenting its fourth quarter and fiscal year 2002 financial results on January 13, 2003. The public information is contained in this report.

Current Report on Form 8-K dated January 16, 2003 and filed pursuant to Item 5 of the report containing a copy of the Company’s press release dated January 16, 2003 titled “Levi Strauss & Co. Prices Additional $100 million of 12.25% Senior Notes Due 2012.”

Current Report on Form 8-K dated January 22, 2003 and filed pursuant to Item 5 of the report relating to the Company completing on January 22, 2003 its offering of an additional $100 million of 12.25% Senior Notes due 2012 sold in accordance with a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933 and relating to the Company completing on January 23, 2003 its offering of an additional $50 million of 12.25% Senior Notes due 2012 to affiliates of AIG Global Investment Corp. sold in accordance with a private placement under the Securities Act.

Current Report on Form 8-K dated January 31, 2003 and filed pursuant to Item 5 of the report relating to the Company closing an agreement on January 31, 2003 for a new $750 million senior secured credit facility consisting of a $375 million revolving credit facility and $375 million of term loans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ William B. Chiasson
William B. Chiasson Senior Vice President and Chief Financial Officer

Date:	FEBRUARY 6, 2003

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Chiasson, Gary W. Grellman, Jay A. Mitchell and Hilary A. Fenner, and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Robert D. Haas Robert D. Haas	Chairman of the Board Date: February 6, 2003
/s/ Philip A. Marineau Philip A. Marineau	Director, President and Chief Executive Officer Date: February 6, 2003
/s/ Peter E. Haas, Sr. Peter E. Haas, Sr.	Director Date: February 6, 2003
/s/ Angela Glover Blackwell Angela Glover Blackwell	Director Date: February 6, 2003
/s/ Robert E. Friedman Robert E. Friedman	Director Date: February 6, 2003
/s/ Tully M. Friedman Tully M. Friedman	Director Date: February 6, 2003
/s/ James C. Gaither James C. Gaither	Director Date: February 6, 2003

Signature	Title
/s/ Peter A. Georgescu Peter A. Georgescu	Director Date: February 6, 2003
/s/ Peter E. Haas, Jr. Peter E. Haas, Jr.	Director Date: February 6, 2003

/s/ Walter J. Haas Walter J. Haas	Director Date: February 6, 2003
/s/ F. Warren Hellman F. Warren Hellman	Director Date: February 6, 2003
/s/ Patricia Salas Pineda Patricia Salas Pineda	Director Date: February 6, 2003
/s/ T. Gary Rogers T. Gary Rogers	Director Date: February 6, 2003
/s/ G. Craig Sullivan G. Craig Sullivan	Director Date: February 6, 2003
/s/ Gary W. Grellman Gary W. Grellman	Vice President and Controller (Principal Accounting Officer) Date: February 6, 2003

CERTIFICATIONS

I, Philip A. Marineau, certify that:

1.	I have reviewed this annual report on Form 10-K of Levi Strauss & Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 12, 2003

/s/    Philip A. Marineau

Philip A. Marineau

President and Chief Executive Officer

I, William B. Chiasson, certify that:

1.	I have reviewed this annual report on Form 10-K of Levi Strauss & Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 12, 2003

/s/ William B. Chiasson
William B. Chiasson Senior Vice President and Chief Financial Officer

Independent Auditors’ Report on Financial Statement Schedule

The Stockholders and Board of Directors

Levi Strauss & Co.:

We have audited and reported separately herein on the financial statements of Levi Strauss & Co. and subsidiaries as of and for the year ended November 24, 2002. The November 25, 2001 and November 26, 2000 balance sheets, and the related consolidated statements of income, stockholders’ deficit and comprehensive income and cash flows and related information included in Schedule II for the fiscal years ended November 25, 2001 and November 26, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 21, 2001 (except with respect to the matters discussed in Note 20, as to which the date is January 29, 2002).

Our audit was made for the purpose of forming an opinion on the basic financial statements of Levi Strauss & Co. taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP

February 5, 2003

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions to Reserves	Balance at End of Period
November 24, 2002	$26,666	$2,241	$4,050	$24,857

November 25, 2001	29,717	6,429	9,480	26,666

November 26, 2000	30,017	12,171	12,471	29,717

SUPPLEMENTAL INFORMATION

The Company will furnish an annual report to security holders subsequent to this filing.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1

Indenture, dated as of November 6, 1996, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.2

Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.3

Lease Intended as Security, dated as of December 3, 1996, among the Registrant, First Security Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

4.4

Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5

Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6

Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7

Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8

U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9

Euro Indenture, dated as of January 18, 2001, between the Registrant and Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.10

Master Indenture, dated as of July 31, 2001, by and between Levi Strauss Receivables Funding, LLC, as issuer, and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

4.11

Indenture Supplement, dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Financial Center Corporation as Servicer and Citibank, N.A. as Indenture Trustee, Paying Agent, Authentication Agent and Transfer Agent and Registrar. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

4.12

Receivables Purchase Agreement, dated as of July 31, 2001, made by and among Levi Strauss Receivables Funding, LLC, as Issuer, Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller and Servicer, and Levi Strauss Securitization Corp. as SPC Member. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

4.13

Amendment No. 1 dated as of April 24, 2002, to Master Indenture Series 2001-A Indenture Supplement and Receivables Purchase Agreement each dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, Levi Strauss Financial Center Corporation as Servicer and Seller, and Registrar. Previously filed as Exhibit 10 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

4.14

Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Filed herewith.

4.15

Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Filed herewith.

4.16	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as Trustee. Filed herewith.

4.17

Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Filed herewith.

4.18

Registration Rights Agreement, dated as of January 15, 2002, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Filed herewith.

4.19

Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Filed herewith.

9.

Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.1

Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.2

Form of European Receivables Agreement, dated February 2000, between the Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.3

Form of European Servicing Agreement, dated January 2000, between Registrant and Tulip Asset Purchase Company B.V. Previously filed as Exhibit 10.17 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.4

Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000.

10.5	Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.6	Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.7	Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.8	Special Deferral Plan. Previously filed as Exhibit 10.22 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.9	Key Employee Recognition and Commitment Plan. Previously filed as Exhibit 10.23 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.10	Global Success Sharing Plan. Previously filed as Exhibit 10.24 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.11	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.12	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.13	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.14	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.15	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.16	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.17	Long-Term Incentive Plan. Previously filed as Exhibit 10.31 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.18	Long-Term Performance Plan. Previously filed as Exhibit 10.32 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.19

Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.20

Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 3, 2000. *

10.21

Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.22

Employment Agreement, dated as of May 15, 2000, between the Registrant and James Lewis. Previously filed as Exhibit 10.37 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000. *

10.23

Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.24	Amendments to Employee Investment Plan effective April 3, 2000. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.25	Amendments to Capital Accumulation Plan effective April 3, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.26

Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.27	Amendment to Employee Investment Plan effective November 28, 2000. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.28

Amendments to Capital Accumulation Plan, Supplemental Benefit Restoration Plan, and Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.29	Amendments to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.30

Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001. *

10.31

Credit Agreement, dated as of February 1, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.32

Pledge and Security Agreement, dated as of February 1, 2001, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.58 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.33

Subsidiary Guaranty, dated as of February 1, 2001, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 10.59 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.34

Forms of Amendments to European Receivables and Servicing Agreements among Registrant, certain subsidiaries of Registrant and Tulip Asset Purchase B.V. effective November 22, 2000. Previously filed as Exhibit 10.60 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

10.35

First Amendment to Credit Agreement, dated as of July 11, 2001, among the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agency and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.36

Parent Undertaking, dated as of July 31, 2001, made by the Registrant in favor of Levi Strauss Receivables Funding, LLC. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.37

Consent and Release Agreement, dated as of July 31, 2001, entered into by and among Levi Strauss Funding, LLC, as Transferor, Levi Strauss Financial Center Corporation, as Seller, the Registrant, as Originator, Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 3, 2001.

10.38	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.39	Amendment to Home Office Pension Plan signed on August 2, 2001. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.40	Amendment to Home Office Pension Plan effective November 27, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.41	Amendment to Revised Employee Retirement signed on August 2, 2001. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.42	Amendment to Employee Investment Plan effective January 1, 2002. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.43	Amendment to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.44

Amendment to Employee Long-Term Investment and Savings Plan effective January 1, 2002. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.45

Amendment to the Employee Long-Term Investment and Savings Plan effective April 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.46

Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective January 1, 2001. Previously filed as Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.47	Amendment to Capital Accumulation Plan effective January 1, 2001. Previously filed as Exhibit 10.51 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.48

Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective November 26, 2001. Previously filed as Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.49	Amendment to Capital Accumulation Plan effective November 26, 2001. Previously filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.50	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.51

Second Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees effective January 1, 2001. Previously filed as Exhibit 10.55 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002. *

10.52

Second Amendment to Credit Agreement, dated January 28, 2002, between the Registrant, the Initial Lenders and Issuing Banks named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Documentation Agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2002.

10.53

First Amendment to Subsidiary Guaranty, dated January 28, 2002, between certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2002.

10.54

First Amendment to Pledge and Security Agreement, dated January 28, 2002, among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., as agent. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2002.

10.55

Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.56	Amendment to Employee Investment Plan signed May 17, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002. *

10.57	Third Amendment to Credit Agreement and Consent dated as of July 26, 2002. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.58

Second Amendment to Pledge and Security Agreement dated as of July 26, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.59	Second Amendment to Subsidiary Guaranty dated as of July 26, 2002. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.60

Employee Loan Agreement, dated as of April 16, 2002 between the Registrant and Joe Middleton. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002. *

10.61

First Amendment to the Revised Home Office Pension Plan of Levi Strauss & Co. effective as of May 31, 2002. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002. *

10.62

First Amendment to the Employee Investment Plan of Levi Strauss & Co. primarily effective as of January 1, 2002. Previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002. *

10.63

Fourth Amendment to Credit Agreement dated as of November 25, 2002 by and among Levi Strauss & Co., the banks, financial institutions and other institutional lenders listed therein, Bank of America, N.A., as the provider of Swing Line Advances, Banc of America Securities LLC and Salomon Smith Barney Inc., as co-lead arrangers and joint book managers, Citicorp USA, Inc., as the syndication agent, The Bank of Nova Scotia, as the documentation agent, and Bank of America, N.A., as the administrative and collateral agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2002.

10.64	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Filed herewith.*

10.65	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Filed herewith.*

10.66

Credit Agreement, dated January 31, 2003, between the Registrant, the LC Issuers and Other Lenders named therein, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, The Bank of Nova Scotia, Salomon Smith Barney Inc. and Bank of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, The Bank of Nova Scotia and Bank of America Securities LLC, as Co-Syndication Agents. Filed herewith.

10.67	Pledge and Security Agreement, dated January 31, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Citicorp North America, Inc., as Administrative Agent. Filed herewith.

10.68	Form of Guaranty dated January 31, 2003, entered into by certain Subsidiaries of the Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Filed herewith.

10.69	Parent Guaranty, dated as of January 31, 2003, entered into by Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Filed herewith.

10.70	Amendment to Employee Investment Plan effective September 9, 2002. Filed herewith. *

12	Statements re: Computation of Ratios. Filed herewith.

16

Letter dated as of May 6, 2002 from the Registrant’s previous independent accountants, Arthur Andersen LLP, to the Securities and Exchange Commission regarding its concurrence with the statements made by the Registrant in the current report concerning their dismissal. Previously filed as Exhibit 16 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

* Management contract, compensatory plan or arrangement.