Form 10-Q
period 2003-02-23
LEVI STRAUSS & CO
filed 2003-04-08
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended February 23, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-36234

LEVI STRAUSS & CO.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-0905160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes   ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.01 par value ——— 37,278,238 shares outstanding on April 1, 2003

LEVI STRAUSS & CO.

INDEX TO FORM 10-Q

FEBRUARY 23, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	February 23, 2003	November 24, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$381,434	$96,478
Restricted cash	244,272	—
Trade receivables, net of allowance for doubtful accounts of $22,630 in 2003 and $24,857 in 2002	547,286	660,516
Inventories:
Raw materials	95,968	98,987
Work-in-process	76,699	74,048
Finished goods	494,913	418,679

Total inventories	667,580	591,714
Deferred tax assets	248,770	221,574
Other current assets	101,376	88,611

Total current assets	2,190,718	1,658,893
Property, plant and equipment, net of accumulated depreciation of $470,027 in 2003 and $478,447 in 2002	492,138	482,446
Goodwill	199,905	199,905
Other intangible assets	44,934	43,505
Non-current deferred tax assets	563,951	573,844
Other assets	89,236	58,691

Total Assets	$3,580,882	$3,017,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$93,759	$95,225
Accounts payable	243,300	292,383
Restructuring reserves	39,919	65,576
Accrued liabilities	234,153	211,834
Accrued salaries, wages and employee benefits	300,884	314,385
Accrued taxes	87,895	105,387

Total current liabilities	999,910	1,084,790
Long-term debt, less current maturities	2,468,727	1,751,752
Postretirement medical benefits	554,753	548,930
Long-term employee related benefits	450,957	527,418
Long-term tax liability	66,879	66,879
Other long-term liabilities	33,772	11,558
Minority interest	23,794	21,541

Total liabilities	4,598,792	4,012,868

Stockholders’ Deficit:
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,020,371)	(995,881)
Accumulated other comprehensive (loss)	(86,720)	(88,884)

Total stockholders’ deficit	(1,017,910)	(995,584)

Total Liabilities and Stockholders’ Deficit	$3,580,882	$3,017,284

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended
	February 23, 2003	February 24, 2002
Net sales	$875,088	$935,285
Cost of goods sold	515,641	536,701

Gross profit	359,447	398,584
Marketing, general and administrative expenses	323,533	298,935
Other operating (income)	(7,316)	(6,113)
Restructuring charges, net of reversals	(4,210)	—

Operating income	47,440	105,762
Interest expense	59,679	48,023
Other (income) expense, net	27,909	(9,677)

Income (loss) before taxes	(40,148)	67,416
Income tax expense (benefit)	(15,658)	24,944

Net income (loss)	$(24,490)	$42,472

Earnings (loss) per share—basic and diluted	$(0.66)	$1.14

Weighted-average common shares outstanding	37,278,238	37,278,238

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	February 23, 2003	February 24, 2002
Cash Flows from Operating Activities:
Net income (loss)	$(24,490)	$42,472
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	14,908	18,228
(Gain) loss on dispositions of property, plant and equipment	(4,159)	204
Unrealized foreign exchange losses (gains)	11,290	(15,412)
Decrease in trade receivables	125,842	42,530
(Increase) decrease in inventories	(20,084)	2,075
(Increase) decrease in other current assets	(12,007)	8,006
(Increase) decrease in other long-term assets	(27,856)	520
(Increase) decrease in net deferred tax assets	(14,454)	21,770
(Decrease) in accounts payable and accrued liabilities	(63,141)	(70,247)
(Decrease) in restructuring reserves	(25,657)	(8,431)
(Decrease) in accrued salaries, wages and employee benefits	(47,520)	(8,754)
(Decrease) increase in accrued taxes	(13,157)	61,473
(Decrease) increase in long-term employee benefits	(75,920)	5,653
Increase (decrease) in long-term tax and other liabilities	22,190	(65,276)
Other, net	2,007	830

Net cash provided by (used for) operating activities	(152,208)	35,641

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(20,408)	(6,649)
Proceeds from sale of property, plant and equipment	5,092	6,486
Cash (outflow) inflow from net investment hedges	(10,625)	2,496

Net cash (used for) provided by investing activities	(25,941)	2,333

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	982,560	155,500
Repayments of long-term debt	(274,455)	(140,987)
Net (decrease) increase in short-term borrowings	(3,494)	1,284
Increase in restricted cash	(244,272)	(42,954)

Net cash provided by (used for) financing activities	460,339	(27,157)
Effect of exchange rate changes on cash	2,766	(1,283)

Net increase in cash and cash equivalents	284,956	9,534
Beginning cash and cash equivalents	96,478	102,831

Ending Cash and Cash Equivalents	$381,434	$112,365

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,478	$41,053
Income taxes	18,014	8,030
Restructuring initiatives	21,447	8,431

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Levi Strauss & Co. and subsidiaries (“LS&CO.” or “Company”) are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 24, 2002 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on February 12, 2003.

The condensed consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 23, 2003 may not be indicative of the results to be expected for the year ending November 30, 2003.

Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the financial statements. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. A significant estimate made by the Company is in the area of long-term incentives. The estimated liability for the Company’s long-term incentive plan is based upon various factors including employee forfeitures and the Company’s performance. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. As of February 23, 2003 the Company reduced the estimated liability by approximately $24 million that reflected the aggregate change, since inception, in expected payouts for the outstanding grants.

As of February 23, 2003, the Company identified the critical accounting policies upon which its financial position and results of operations depend as those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. The Company has summarized its critical accounting policies below.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Historically, the Company entered into cooperative advertising programs with certain customers, but most of these programs were discontinued by the first fiscal quarter of 2002 reflecting the Company’s strategic shift of some advertising dollars to sales incentive programs. The Company recorded payments to customers under cooperative advertising programs as marketing, general and administrative expenses because an identifiable benefit was received in return for the consideration and the Company could reasonably estimate the fair value of the advertising received. Cooperative advertising expense for the three months ended February 23, 2003 was $0.1 million.

•	Inventory valuation. The Company values inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. In determining its expected selling prices, the Company considers various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company then estimates expected selling prices based on its historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. Improvements in the process of identifying obsolete core inventory resulted in a reduction of inventory valuation reserves by approximately $5 million as of February 23, 2003.

•	Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a current liability and primarily include employee severance, certain employee termination benefits, including out-placement services and career counseling, and contractual obligations. The principal components of the reserves relate to employee severance and termination benefits, which the Company estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates. (See “New Accounting Standards” below on the Company’s adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”)

•	Income tax assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Changes to the Company’s income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

•	Derivatives, foreign exchange, and interest rate management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The Company actively manages foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense” in the consolidated statement of operations. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge the Company’s net investment position in its subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit.

The Company is exposed to interest rate risk. It is the Company’s policy and practice to use derivative instruments to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. For transactions that do not qualify for hedge accounting or in which management has elected not to designate transactions for hedge accounting, changes in fair value are recorded in earnings.

Restricted Cash

Under the 2003 senior secured credit facility, the Company is required to have funds segregated in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of February 23, 2003, this amount was $244.3 million and is separately identified on the balance sheet as “Restricted Cash.”

Rent Expense

The Company recorded in the first quarter of 2003 a non-recurring, non-cash charge of approximately $21 million as a catch-up adjustment to recognize rent expense on a straight-line basis over the lease terms and is reflected in “Marketing, general, and administrative expenses.”

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets” in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that goodwill and indefinite lived intangible assets not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below). SFAS 142 also requires that all other intangible assets be amortized over their useful lives.

The Company adopted SFAS 141 and SFAS 142 effective November 25, 2002. SFAS 141 and SFAS 142 required the Company to perform the following upon adoption: (i) assess the classification of certain amounts between goodwill and other intangible assets; (ii) reassess the useful lives of intangible assets; (iii) perform a transitional impairment test; and (iv) discontinue the amortization of goodwill and indefinite lived intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The Company has reviewed the balances of goodwill and other intangible assets and determined that the Company does not have any amounts that are required to be reclassified between goodwill and other intangible assets. The Company has determined that the useful lives of its trademarks are indefinite. The Company has also assessed the useful lives of its remaining identifiable intangible assets and determined that the estimated useful lives range from 5 to 10 years.

The Company has completed the transitional impairment tests and has determined that the Company did not have a transitional impairment of goodwill or indefinite lived intangible assets. Goodwill and indefinite lived intangible assets will be subject to impairment testing during the fourth quarter of each fiscal year, or earlier if circumstances indicate, using a fair value-based approach as required by SFAS 142. Beginning November 25, 2002, the Company discontinued the amortization of goodwill and indefinite lived intangible assets. Prior to November 25, 2002, goodwill and trademarks were amortized over an estimated useful life of 40 years.

As of February 23, 2003 and November 25, 2002, the Company’s goodwill for both periods was $199.9 million, net of accumulated amortization of $151.6 million. As of February 23, 2003 and November 25, 2002, the Company’s trademarks for both periods were $42.8 million, net of accumulated amortization of $34.5 million. The Company’s remaining identifiable intangible assets as of February 23, 2003 were not material. Amortization expense for goodwill and trademarks for 2002 was $8.8 million and $1.9 million, respectively. Future amortization expense with respect to the Company’s intangible assets as of February 23, 2003 is not expected to be material. As of November 25, 2002, the Company’s net book value for goodwill, trademarks, and other identifiable intangibles was $199.9 million, $42.8 million and $0.7 million, respectively.

A reconciliation of previously reported net income and earnings per share to amounts adjusted for the exclusion of goodwill and trademark amortization, net of related income tax effect is as follows:

	Three Months Ended
	February 23, 2003	February 24, 2002
	(Dollars in Millions, except per share amounts)
Reported income (loss)	$(24.5)	$42.5
Goodwill and trademark amortization, net of tax	—	1.7

Adjusted net income (loss)	$(24.5)	$44.2

Reported earnings (loss) per share	$(0.66)	$1.14
Goodwill and trademark amortization, net of tax per share	—	0.05

Adjusted earnings (loss) per share	$(0.66)	$1.19

The Company adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” effective November 25, 2002. SFAS 143 changes the way companies recognize and measure retirement obligations that are legal obligations and result from the acquisition, construction, development or operation of long-lived tangible assets. The Company’s primary asset retirement obligations relate to certain leasehold improvements in its Americas business for which an asset retirement obligation has been recorded. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective November 25, 2002. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. At February 23, 2003, the Company had $2.4 million of long-lived assets held for sale. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The Company adopted the provisions of SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective November 25, 2002. SFAS 145 prohibits presentation of gains and losses from extinguishment of debt as extraordinary items unless such items meet the criteria for classification as extraordinary items pursuant to APB Opinion No. 30. As a result, the Company has presented its $8.8 million loss on early extinguishment of its debt in “Other (income) expense, net” in the accompanying 2003 consolidated statement of operations. The loss relates primarily to the Company’s 2001 bank credit facility unamortized bank fees and, to a lesser extent, the repurchase of the 6.80% notes due November 2003.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective prospectively for qualifying exit or disposal activities initiated after December 31, 2002, and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial condition or results of operations. However, to the extent the Company has future restructuring initiatives, the timing of expense recognition would differ from that required under EITF Issue 94-3.

The FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34,” dated November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. Since the Company does not have any variable interests in variable interest entities, the adoption of FIN 46 did not have any effect on the Company’s consolidated financial condition or results of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 2: COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended
	February 23, 2003	February 24, 2002
	(Dollars in Thousands)
Net income (loss)	$(24,490)	$42,472

Other comprehensive income (loss):
Reclassification of cash flow hedges to other income (expense), net	—	(572)
Net investment hedges	(6,985)	5,035
Foreign currency translations	9,149	(8,438)

Total other comprehensive income (loss)	2,164	(3,975)

Total comprehensive income (loss)	$(22,326)	$38,497

The following is a summary of the components of accumulated other comprehensive income (loss) balances:

	February 23, 2003	November 24, 2002
	(Dollars in Thousands)
Net investment hedges	$21,365	$28,350
Foreign currency translations	(22,132)	(31,281)
Additional minimum pension liability	(85,953)	(85,953)

Accumulated other comprehensive (loss)	$(86,720)	$(88,884)

NOTE 3: RESTRUCTURING RESERVES

The following describes the actions taken associated with the Company’s reorganization initiatives. Severance and employee benefits relate to severance packages, out-placement services and career counseling for employees affected by the plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, other restructuring costs and foreign exchange differences. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

2002 Reorganization Initiative

In November 2002, the Company announced a reorganization initiative in Europe intended to realign the Company’s resources with its European sales strategy to improve customer service and reduce operating costs. This initiative affects the Company’s operations in several countries and involves moving from a country or regional-based sales organization to a key account structure. The Company recorded an initial charge of $1.6 million reflecting an estimated displacement of 40 employees. As of February 23, 2003, approximately 35 employees have been displaced. The table below displays the activity and liability balance of this reserve.

Europe Reorganization Initiative

	Balance At 11/24/02	Charges	Reductions	Reversals	Balance At 2/23/03
	(Dollars in Thousands)
Severance and employee benefits	$1,366	$—	$(572)	$—	$794

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

2002 PLANT CLOSURES

The Company announced in April 2002 the closure of six U.S. manufacturing plants. The decision reflected the Company’s continuing shift from a manufacturing to a marketing and product-driven organization. The Company recorded an initial charge in the second quarter of 2002 of $129.7 million consisting of $22.7 million for asset write-offs, $89.6 million for severance and employee benefits and $17.4 million for other restructuring costs. The Company closed six manufacturing plants in 2002. During the first quarter of 2003, the Company reversed a charge of $0.8 million due to lower than anticipated employee benefit costs. Additionally, the Company reversed $3.2 million for other restructuring costs during the period resulting from lower than anticipated costs to sell the Blue Ridge, Georgia facility and exit the Company’s lease at the Brownsville, Texas location. As of February 23, 2003, approximately 3,295 employees had been displaced at the manufacturing plants and approximately 245 employees had been displaced at the finishing facility. The table below displays the activity and liability balance of this reserve.

2002 U.S. Plant Closures

	Balance At 11/24/02	Charges	Reductions	Reversals	Balance At 2/23/03
	(Dollars in Thousands)
Severance and employee benefits	$48,891	$—	$(18,111)	$(850)	$29,930
Other restructuring costs	13,198	—	(1,906)	(3,150)	8,142

Total	$62,089	$—	$(20,017)	$(4,000)	$38,072

2001 Reorganization Initiatives

In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning the Company’s resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001. The Company displaced approximately 325 employees as of February 23, 2003. During the first quarter of 2003, the Company reversed $0.2 million for lower than anticipated severance and benefit costs due to attrition. The table below displays the activity and liability balance of this reserve.

Corporate Restructuring Initiatives

	Balance At 11/24/02	Charges	Reductions	Reversals	Balance At 2/23/03
	(Dollars in Thousands)
Severance and employee benefits	$2,121	$—	$(858)	$(210)	$1,053

SUMMARY

The total balance of the reserves at February 23, 2003 was $39.9 million compared to $65.6 million at November 24, 2002. The majority of the balances are expected to be utilized by the end of 2003. The following table summarizes the activities and liability balances associated with the 2001 – 2002 plant closures and restructuring initiatives:

	Balance At 11/24/02	Charges	Reductions	Reversals	Balance At 2/23/03
	(Dollars in Thousands)
2002 Europe Restructuring Initiative	$1,366	$—	$(572)	$—	$794
2002 U.S. Plant Closures	62,089	—	(20,017)	(4,000)	38,072
2001 Corporate Restructuring Initiatives	2,121	—	(858)	(210)	1,053

Restructuring Reserves	$65,576	$—	$(21,447)	$(4,210)	$39,919

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE	4: FINANCING

Senior Notes Offering

On December 4, 2002, the Company issued $425.0 million in notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. These notes are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. These notes are callable beginning December 15, 2007. These notes were offered at a discount of $6.0 million to be amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $12.6 million are amortized over the term of the notes. Approximately $125.0 million of the net proceeds from the offering were used to repay remaining indebtedness under the Company’s 2001 bank credit facility as of the close of business on December 3, 2002. The Company intends to use the remaining net proceeds to either (i) refinance (whether through payment at maturity, repurchase or otherwise) a portion of the aggregate principal amount of the 6.80% notes due November 1, 2003, or other outstanding indebtedness, or (ii) for working capital or other general corporate purposes.

On January 22, 2003 and on January 23, 2003, the Company issued an additional $100.0 million of these notes at a premium of $3.0 million and an additional $50.0 million of these notes at a discount of $0.7 million. Both the discount and premium will be amortized over the term of the notes using an approximate effective-interest rate method. The notes issued in these additional offerings were issued under the same indenture as, have the same terms as, and constitute the same issue of, the December 2002 notes. The Company intends to use the proceeds from the notes issued in January 2003 to refinance (whether through payment at maturity, repurchase or otherwise) a portion of the aggregate principal amount of the 6.80% notes due November 1, 2003, or other outstanding indebtedness, or for working capital or other general corporate purposes.

During the first quarter of 2003, the Company purchased approximately $121 million of the 6.80% notes using proceeds from the senior notes offering due 2012. At February 23, 2003, $228.5 million were outstanding on these notes. During the first week of April 2003, the Company purchased an additional $21.8 million of the 6.80% notes using proceeds from the senior notes offering due 2012.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Senior Secured Credit Facility

On January 31, 2003, the Company entered into a new $750.0 million senior secured credit facility to replace the 2001 credit facility due August 2003. The senior secured credit facility consists of a $375.0 million revolving credit facility and a $375.0 million Tranche B term loan facility. As of February 23, 2003, there were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $170.1 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $204.9 million. As of February 23, 2003, the principal balance of the Tranche B term loan was $375.0 million. The Company intends to use the borrowings under the senior secured credit facility for working capital or general corporate purposes.

The $375.0 million revolving credit facility matures on March 31, 2006. The Tranche B term loan facility is subject to repayment based on a specified scheduled amortization, with the final payment of all amounts outstanding thereunder due on July 31, 2006. The Company is required to make principal amortization payments on the Tranche B term loan facility at a quarterly rate beginning in May 2003, with the substantial majority of the quarterly payments due from the quarter ending in November 2005. The senior secured credit facility also requires mandatory prepayments in certain events, such as asset sales. The interest rate for the revolving credit facility varies: for Eurodollar Rate Loans, from 3.25% to 4.00% over the Eurodollar Rate (as defined in the credit agreement) or, for Base Rate Loans, from 2.25% to 3.00% over the higher of (i) the Citibank base rate and (ii) the Federal Funds rate plus 0.50% (the “Base Rate”), with the exact rate depending upon performance under specified financial criteria. The interest rate for the Tranche B term loan facility is 4.00% over the Eurodollar Rate or 3.00% over the Base Rate.

The senior secured credit facility also requires that the Company segregate sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003 and allows for repurchase of these bonds prior to their maturity. As of February 23, 2003, the segregated amount was $244.3 million and is separately identified on the balance sheet as “Restricted Cash.”

The senior secured credit facility is guaranteed by certain of the Company’s material domestic subsidiaries and is secured by domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in certain domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the senior secured credit facility are certain of the Company’s real property interests and all of the capital stock and debt of its affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing the Company’s notes due 2003 and 2006.

The senior secured credit facility contains customary covenants restricting the Company’s activities as well as those of its subsidiaries, including limitations on the Company’s and its subsidiaries’ ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company’s corporate structure. The senior secured credit facility also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of February 23, 2003, the Company was in compliance with the financial covenants under the senior secured credit facility.

The senior secured credit facility contains customary events of default, including payment failures; failures to satisfy other obligations under the senior secured credit facility; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of the Company’s board of directors; and invalidity of the guaranty or security agreements. If an event of default occurs, the Company’s lenders could terminate their commitments, declare immediately payable all borrowings under the credit facilities and foreclose on the collateral, including the Company’s trademarks.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

6.80% Notes due November 1, 2003

During the first quarter of 2003, the Company purchased approximately $121 million of the 6.80% notes due November 1, 2003 from proceeds from the senior notes offering due 2012. At February 23, 2003, $228.5 million of these notes were outstanding. The 2003 senior secured credit facility requires that the Company segregate funds in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of February 23, 2003, the segregated amount was $244.3 million and is separately identified on the balance sheet as “Restricted Cash.” During the first week of April 2003, the Company purchased an additional $21.8 million of the 6.80% notes using proceeds from the senior notes offering due 2012.

On April 8, 2003, the Company commenced a tender offer to purchase for cash any and all of the outstanding 6.80% notes due November 1, 2003, at a purchase price of $1,024.24 per $1,000.00 principal amount. The debt tender offer is scheduled to expire on May 7, 2003.

Short-Term Credit Lines and Stand-By Letters of Credit

At February 23, 2003, the Company had unsecured and uncommitted short-term credit lines available totaling $17.4 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

At February 23, 2003 and November 24, 2002, the Company had $131.8 million and $213.3 million, respectively, of standby letters of credit with various international banks, of which $51.2 million and $48.5 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims. In addition, $68.4 million of these standby letters of credit under the 2003 senior secured credit facility support short-term credit lines at February 23, 2003. The Company pays fees on the standby letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended February 23, 2003 and February 24, 2002, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.30% and 9.30%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

Under the terms of the Company’s 2003 senior secured credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured senior notes limit the Company’s ability to pay dividends. There are no restrictions under the Company’s 2003 senior secured credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of certain financial instruments using available market information and reasonable valuation methodologies. However, this determination involves application of considerable judgment in interpreting market data, which means that the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and (liabilities) at February 23, 2003 and November 24, 2002 are as follows:

	February 23, 2003		November 24, 2002
	Carrying Value (1)	Estimated Fair Value (1)	Carrying Value (2)	Estimated Fair Value (2)
	(Dollars in Thousands)
DEBT INSTRUMENTS:
U.S. dollar notes offering	$(1,660,370)	$(1,527,213)	$(1,193,806)	$(1,110,650)
Euro notes offering	(136,098)	(126,900)	(130,933)	(114,414)
Yen-denominated eurobond placement	(167,509)	(120,661)	(167,134)	(116,667)
Credit facilities	(376,614)	(376,614)	(115,210)	(115,210)
Domestic receivables-backed securitization	(110,031)	(110,031)	(110,052)	(110,052)
Customer service center equipment financing	(71,351)	(72,981)	(73,203)	(74,765)
European receivables-backed securitization	(54,540)	(54,540)	(51,161)	(51,161)
Industrial development revenue refunding bond	(10,009)	(10,009)	(10,015)	(10,015)
Short-term and other borrowings	(18,332)	(18,332)	(22,150)	(22,150)

Total	$(2,604,854)	$(2,417,281)	$(1,873,664)	$(1,725,084)

(1) Includes accrued interest of $42.4 million.
(2) Includes accrued interest of $26.7 million.

CURRENCY AND INTEREST RATE CONTRACTS:
Foreign exchange forward contracts	$(4,261)	$(4,261)	$(2,851)	$(2,851)
Foreign exchange option contracts	—	—	—	—

Total	$(4,261)	$(4,261)	$(2,851)	$(2,851)

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

The fair value estimates presented herein are based on information available to the Company as of February 23, 2003 and November 24, 2002. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to February 23, 2003 and November 24, 2002 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 6: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

At February 23, 2003, the Company had U.S. dollar spot and forward currency contracts to buy $634.4 million and to sell $199.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003. The Company had no option contracts outstanding at February 23, 2003.

The Company’s market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

OTHER CONTINGENCIES

In the ordinary course of its business, the Company has pending various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s consolidated financial position or results of operations.

The operations and properties of the Company are designed to comply with applicable federal, state and local laws enacted for the protection of the environment, and with permits and approvals issued in connection therewith, except where the failure to comply would not reasonably be expected to have a material adverse effect on the Company’s financial position or business operations. Based on currently available information, the Company does not consider there to be any circumstances existing that would reasonably likely form the basis of an action against the Company and that could have a material adverse effect on the Company’s financial position or business operations.

NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Exchange Management

The Company manages foreign currency exposures primarily to maximize the U.S. dollar value over the long term. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. For derivative instruments utilized in these transactions, changes in fair value are recorded in earnings. The Company holds derivative positions only in currencies to which it has exposure. The Company has established a policy for a maximum allowable level of losses that may occur as a result of its currency exposure management activities. The maximum level of loss is based on a percentage of the total forecasted currency exposure being managed.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The Company manages its net investment position in its subsidiaries in major currencies by using forward, swap and option contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently included in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit. At February 23, 2003, the fair value of qualifying net investment hedges was a $1.3 million net liability with the corresponding unrealized loss recorded in “Accumulated other comprehensive income (loss).” At February 23, 2003, $0.7 million realized loss has been excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at February 23, 2003 represented a $0.2 million net asset, and changes in their fair value are included in “Other (income) expense, net.”

The Company designates a portion of its outstanding yen-denominated eurobond as a net investment hedge. As of February 23, 2003, a $6.0 million unrealized loss related to the translation effects of the yen-denominated eurobond was recorded in “Accumulated other comprehensive income (loss).”

As of February 23, 2003, the Company holds no derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The Company does enter into contracts managing forecasted intercompany royalty flows that do not qualify as cash flow hedges and are recorded at their fair value. Any changes in fair value are included in “Other (income) expense, net.”

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

Interest Rate Management

The Company is exposed to interest rate risk. It is the Company’s policy and practice to use derivative instruments to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of February 23, 2003.

The table below gives an overview of the realized and unrealized gains and losses associated with our foreign exchange and interest rate management activities reported in “Other (income) expense, net.”

	Three Months Ended
	February 23, 2003		February 24, 2002
	Other (income) expense, net		Other (income) expense, net
	Realized	Unrealized	Realized		Unrealized
	(Dollars in Thousands)
Foreign Exchange
Management	$36,136	$246	$2,603		$(1,825)

Interest Rate Management	$—	$—	$2,266	(1)	$(2,266)

(1)	Recorded as an increase to interest expense

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The table below gives an overview of the realized and unrealized gains and losses associated with our foreign exchange management activities that are reported in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) balances. Accumulated OCI is a section of Stockholders’ Deficit.

	February 23, 2003		November 24, 2002
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in Thousands)
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$29,138	$(1,262)	$39,818	$(96)
Yen Bond	—	6,035	—	5,277
Cumulative income taxes	(10,780)	(1,766)	(14,732)	(1,917)

Total	$18,358	$3,007	$25,086	$3,264

The table below gives an overview of the fair values of derivative instruments associated with our foreign exchange management activities that are reported as an asset or (liability).

	February 23, 2003	November 24, 2002
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in Thousands)
Foreign Exchange Management	$(4,261)	$(2,851)

NOTE 8: GUARANTEES

In the ordinary course of business, the Company enters into agreements containing indemnification provisions pursuant to which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company’s trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts are generally not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of significant payment obligations to third parties is remote and that any such amounts would be immaterial.

The Company is party to agreements containing guarantee provisions related to profit levels of certain European franchise retail stores over a five-year period ending in November 2005. Under the agreements, the Company must make a payment to the franchisee if the aggregate income before taxes in any year for the particular retail stores, as defined in the agreement, is less than approximately $0.5 million. The maximum potential payment under the agreement for each fiscal year through November 2005 is based on the maximum annual fixed costs of the store’s operations and is estimated to be approximately $3 million. Amounts paid to date related to this agreement are immaterial.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 9: DEFERRED COMPENSATION PLAN

On January 1, 2003, the Company adopted a nonqualified deferred compensation plan (“Plan”) for executives and outside directors. As of February 23, 2003, the Plan liabilities totaled $23.1 million, a portion of which is funded by an irrevocable grantor’s trust (“Rabbi Trust”) established on January 1, 2003. The Plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan.

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. In the event that the fair market value of the Rabbi Trust assets as of any valuation date before a change of control is less than 90% of the Rabbi Trust funding requirements on such date, the Company must make an additional contribution to the Rabbi Trust in an amount sufficient to bring the fair market value of the assets in the Rabbi Trust up to 90% of the trust funding requirement. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust and the Company’s liability to the Plan participants are reflected in “Other long-term assets” and “Long-term employee related benefits,” respectively, on the Company’s consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of the securities are recorded in “Other (income) expense, net.” Changes in the liabilities are included in “Marketing, general and administrative expenses.”

NOTE 10: BUSINESS SEGMENT INFORMATION

The Company manages its apparel business, based on geographic regions consisting of the Americas, which includes the U.S., Canada and Latin America; Europe, the Middle East and Africa; and Asia Pacific. All Other consists of functions that are directed by the corporate office and are not allocated to a specific geographic region.

The Company evaluates performance and allocates resources based on regional profits or losses. Regional profits, or earnings contribution, exclude net interest expense, special compensation program expenses, restructuring charges, net of reversals and expenses that are controlled at the corporate level. Management financial information for the Company is as follows:

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
THREE MONTHS ENDED FEBRUARY 23, 2003:
Net sales	$514,166	$274,370	$86,552	$—	$875,088
Earnings contribution	22,500	42,700	17,200	—	82,400
Interest expense	—	—	—	59,679	59,679
Corporate and other expense, net	—	—	—	62,869	62,869
Income (loss) before income taxes	—	—	—	—	(40,148)

THREE MONTHS ENDED FEBRUARY 24, 2002:
Net sales	$601,341	$260,625	$73,319	$—	$935,285
Earnings contribution	79,987	60,024	14,075	—	154,086
Interest expense	—	—	—	48,023	48,023
Corporate and other expense, net	—	—	—	38,647	38,647
Income before income taxes	—	—	—	—	67,416

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in our consolidated statements of operations, expressed as a percentage of net sales (amounts may not total due to rounding).

	Three Months Ended
	February 23, 2003	February 24, 2002
Net sales	100.0%	100.0%
Cost of goods sold	58.9	57.4

Gross profit	41.1	42.6
Marketing, general and administrative expenses	37.0	32.0
Other operating (income)	(0.8)	(0.7)
Restructuring charges, net of reversals	(0.5)	—

Operating income	5.4	11.3
Interest expense	6.8	5.1
Other (income) expense, net	3.2	(1.0)

Income (loss) before taxes	(4.6)	7.2
Income tax expense (benefit)	(1.8)	2.7

Net income (loss)	(2.8)%	4.5%

NET SALES SEGMENT DATA:
Geographic
Americas	58.8%	64.3%
Europe	31.4	27.9
Asia Pacific	9.9	7.8

Consolidated net sales. Net sales for the three months ended February 23, 2003 decreased 6.4% to $875.1 million, as compared to $935.3 million for the same period in 2002. If currency exchange rates were unchanged from the prior year period, net sales would have decreased approximately 11.2% for the three months ended February 23, 2003.

The decrease for the three months ended February 23, 2003 compared to the prior year period reflects the weak retail and economic climates, declining consumer confidence and pricing pressures in most markets in which we operate. Political and economic uncertainty coupled with anxiety about war and terrorism have also made the first quarter of 2003 more challenging than we had expected. After a weak holiday season, we believe consumer spending levels continued to be down significantly, resulting in lower than anticipated retailer orders.

Despite the continuation of weak economic and retail conditions in most major markets around the world, we anticipate that 2003 constant currency net sales will increase between 2% to 5% compared to 2002. We expect this to be driven by new products and retail programs in our existing core Levi’s® and Dockers® business. In addition, we will be introducing the Levi Strauss Signature™ brand, which we expect to be available at Wal-Mart locations across the United States beginning in the third quarter of 2003. We anticipate that the majority of our net sales growth in 2003 will be in the second half of the year.

Americas net sales. In the Americas, net sales for the three months ended February 23, 2003 decreased 14.5% to $514.2 million, as compared to $601.3 million for the same period in 2002. If currency exchange rates were unchanged from 2002, net sales would have declined 14.1% for the three months ended February 23, 2003 compared to the same period in 2002. We believe that the combination of a weak holiday season and a slowdown in consumer spending in January and February 2003 left retailers with high overall inventory levels. We believe this had a negative effect on replenishment orders, particularly as retailers worked to reduce excess inventory related to their private label products.

In this uncertain economic and geopolitical climate, we believe we must focus on continuing to produce innovative products and offering competitive margins to our retail customers using wholesale price reductions and sales incentives. At the same time, we will focus on cutting costs to enhance earnings and cash flow without jeopardizing growth strategies.

Europe net sales. In Europe, net sales for the three months ended February 23, 2003 increased 5.3% to $274.4 million, as compared to $260.6 million for the same period in 2002. On a constant currency basis, net sales would have decreased by approximately 11.1% for the three months ended February 23, 2003 compared to the same period in 2002.

We are facing similar challenges in Europe as in the Americas. A sluggish economic and retail environment, low consumer confidence and high retail inventories after a weak holiday season, particularly in key countries such as Germany, Italy and the United Kingdom, resulted in fewer replenishment orders. We also are continuing to see intense price pressures across Europe.

In the context of this weak external environment in Europe, we continue to focus on maintaining a steady stream of product innovation and expanding our product price points. For example, we have launched the Levi’s® 580 series, an “entry” or lower price point line.

Asia Pacific net sales. In our Asia Pacific region, net sales for the three months ended February 23, 2003 increased 18.0% to $86.6 million, as compared to $73.3 million for the same period in 2002. If exchange rates were unchanged from the prior year period, net sales would have increased approximately 11.6% for the three months ended February 23, 2003. In some countries, we reported double-digit net sales increases for the three months ended February 23, 2003 compared to the same period in 2002, offsetting lower sales in other countries that are facing difficult retail conditions. In Japan, which accounted for approximately 52% of our business in Asia during the first quarter of 2003, net sales for the three months ended February 23, 2003 increased approximately 25.0% on a constant currency basis compared to the same period in 2002. Sales growth reflected the positive impact of our new products, improved retail presentation and our ability to reach more consumers with a broader range of price points in an environment of economic weakness and apparel price deflation across much of the region. The results in Japan also reflected the opening of additional independently owned retail stores dedicated to the Levi’s® brand.

Gross profit. Gross profit for the three months ended February 23, 2003 was $359.4 million compared with $398.6 million for the same period in 2002. Gross profit as a percentage of net sales, or gross margin, for the three months ended February 23, 2003 decreased to 41.1% compared to 42.6% for the same period in 2002. Gross margin for the three months ended February 23, 2003 was affected by deploying the savings from our 2002 plant closures into product innovation and better margins for our retail customers.

Our gross margin for the three months ended February 23, 2003 benefited from foreign currency exchange gains of approximately $8 million related to the strength of the euro. Because the cost of our fabric is dollar-denominated, the strength of the euro resulted in lower sourcing costs than in the first quarter of 2002. In addition, our gross margin for the three months ended February 23, 2003 does not include, as in prior periods, postretirement medical benefits related to manufacturing employees. Because we have closed most of our manufacturing plants in the U.S., these costs are now reflected in marketing, general and administrative expenses of approximately $10 million for the three months ended February 23, 2003. Also, improvements in the process of identifying obsolete core inventory resulted in a reduction of inventory valuation reserves by approximately $5 million as of February 23, 2003.

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

In response to demanding market conditions, we will continue to invest in product innovations and better margins for our U.S. retail customers. In light of continuing demanding retail market conditions, we currently expect that our gross margins for the full year 2003 to be at the lower end of our previously announced target of 40% to 42%.

Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended February 23, 2003 increased 8.2% to $323.5 million compared to $298.9 million for the same period in 2002. These expenses as a percentage of sales for the three months ended February 23, 2003 increased to 37.0% compared to 32.0% for the same period in 2002.

The dollar increase in marketing, general and administrative expenses for the three months ended February 23, 2003 was attributable to several factors that occurred during 2003. These factors included the translation impact of the weak dollar of approximately $13 million, postretirement medical benefits related to manufacturing employees as discussed above under “Gross profit” of approximately $10 million and a catch-up adjustment to recognize rent expense on a straight-line basis over the lease terms resulting in a non-recurring, non-cash charge of approximately $21 million. We believe that the cumulative effect of the non-recurring, non-cash charge is not material to our historical operations in any period or to the trend of reported results of operations. These factors were partially offset by a decline in total incentive compensation expense of approximately $28 million, of which $24 million related to our long-term incentive compensation program.

Advertising expense for the three months ended February 23, 2003 increased 4.1% to $68.8 million, compared to $66.1 million for the same period in 2002. Advertising expense as a percentage of sales for the three months ended February 23, 2003 increased to 7.9%, compared to 7.1% for the same period in 2002, in line with our previously estimated 2003 full year range of 7% to 8%.

Marketing, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses for the three months ended February 23, 2003 and February 24, 2002 were $45.3 million and $43.1 million, respectively.

We expect full year 2003 marketing, general and administrative expenses as a percent of sales to be at the higher end of our previously communicated range of 32% to 34%.

Other operating income. Licensing income for the three months ended February 23, 2003 of $7.3 million increased 19.7%, as compared to $6.1 million for the same period in 2002. The increase reflects an increase in sales of licensed accessories primarily for hosiery, footwear and small leather goods.

Restructuring charges, net of reversals. In the first quarter of 2003, we reversed $4.2 million of restructuring charges from prior years’ restructuring initiatives. (See “Restructuring charges, net of reversals” below.)

Operating income. Operating income for the three months ended February 23, 2003 was $47.4 million compared to $105.8 million for the same period in 2002. The decrease in operating income for the three months ended February 23, 2003 was primarily attributable to the impact of lower sales and gross margins, and an increase in marketing, general and administrative expenses.

Interest expense. Interest expense for the three months ended February 23, 2003 increased 24.3% to $59.7 million compared to $48.0 million for the same period in 2002. The higher interest expense was primarily due to the first quarter 2003 issuance of $575 million of senior notes due 2012 at an interest rate of 12.25% and higher bank debt as a result of entering into the 2003 senior secured credit facility. The weighted average cost of borrowings for the three months ended February 23, 2003 and February 24, 2002 was 10.30% and 9.30%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under unfunded deferred compensation plans and other miscellaneous items.

Other (income) expense, net. Significant components of other (income) expense, net are summarized below:

	Three Months Ended
	February 23, 2003	February 24, 2002
	(Dollars in Thousands)
Currency transaction (gains) losses	$26,451	$(5,931)
Interest (income)	(1,491)	(450)
(Gains) losses on disposal of assets	(4,159)	204
Loss on early extinguishment of debt	8,827	—
Other	(1,719)	(3,500)

Total	$27,909	$(9,677)

Currency transaction (gains) losses include gains and losses of our foreign exchange management contracts of $36.4 million and $0.8 million for the three months ending February 23, 2003 and February 24, 2002, respectively. The remaining amounts primarily reflect (gains) losses for remeasurement of foreign currency transactions. Interest income for the three months ended February 23, 2003 was predominately due to an increase in cash investments as a result of our 2003 refinancing activities. The net gain on disposal of assets for the three months ended February 23, 2003 was primarily related to the sale of fixed assets associated with our 2002 U.S. plant closures. The loss on early extinguishment of debt for the three months ended February 23, 2003 primarily relates to our senior secured credit facility refinancing and, to a lesser extent, the repurchase of our 6.80% notes due November 2003.

Income tax expense (benefit). Income tax benefit was $(15.7) million for the three months ended February 23, 2003 compared to income tax expense of $24.9 million for the same period in 2002. Our effective income tax rate was 39% for the three months ended February 23, 2003 compared to 37% for the same period in 2002. The lower effective income tax rate in 2002 was due to a projected reversal of prior years’ accruals.

Net income (loss). Net loss for the three months ended February 23, 2003 was $(24.5) million compared to net income of $42.5 million for the same period in 2002. The net loss for the three months ended February 23, 2003 reflected lower sales, higher marketing, general and administrative expenses, higher interest expense and the impact of currency volatility on our foreign exchange management.

RESTRUCTURING CHARGES, NET OF REVERSALS

In November 2002, we announced a reorganization initiative in Europe that includes realigning our resources with our European sales strategy to improve customer service and reduce operating costs. This strategy affects our operations in several countries and involves our moving from a country or regional-based sales organization to a key account structure. We recorded an initial charge of $1.6 million reflecting an estimated displacement of 40 employees.

For the six U.S. plant closures, we recorded an initial charge in the second quarter of 2002 of $129.7 million that included a non-cash asset write-off of $22.7 million. The six manufacturing plants were closed in 2002. During the first quarter of 2003, we reversed a charge of $0.8 million due to lower than anticipated employee benefit costs. We also reversed $3.2 million of other restructuring costs during the period resulting from lower than anticipated costs to sell the Blue Ridge, Georgia facility and exit our lease for the Brownsville, Texas facility.

In November 2001, we instituted various reorganization initiatives in the U.S. to simplify product lines and realign resources to those product lines. During the first quarter of 2003, we reversed $0.2 million from the initial charge of $20.3 million for lower than anticipated severance and benefit costs due to attrition.

The total balance of the reserves at February 23, 2003 was $39.9 million compared to $65.6 million at November 24, 2002. We expect to use the majority of the balances by the end of 2003. The following table summarizes the balances associated with the plant closures and restructuring initiatives:

	February 23, 2003	November 24, 2002
	(Dollars in Thousands)
2002 Europe Restructuring Initiative	$794	$1,366
2002 U.S. Plant Closures	38,072	62,089
2001 Corporate Restructuring Initiatives	1,053	2,121

Total	$39,919	$65,576

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements have been to fund working capital and capital expenditures. As of February 23, 2003, total cash and cash equivalents and restricted cash were $625.7 million, a $529.2 million increase from the $96.5 million cash balance reported as of November 24, 2002. The increase reflected the issuance of the 12.25% senior unsecured notes due 2012 and the 2003 senior secured credit facility. Under the 2003 senior secured credit facility, we are required to have funds segregated in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of February 23, 2003, this amount was $244.3 million and is separately identified on the balance sheet as “Restricted Cash.”

As of February 23, 2003, our 2003 senior secured credit facility consisted of $375.0 million of term loans and a $375.0 million revolving credit facility. There were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $170.1 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $204.9 million. Included in the $170.1 million of letters of credit at February 23, 2003 were $131.8 million of standby letters of credit with various international banks, of which $51.2 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims. We pay fees on the standby letters of credit and borrowings against letters of credit are subject to interest at various rates.

At February 23, 2003, we had unsecured and uncommitted short-term credit lines available totaling $17.4 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

We have other current cash obligations for various liabilities categorized on the balance sheet as accounts payable, accrued liabilities, accrued salaries, wages and employee benefits and accrued taxes for our normal business operations. During 2002, we reached a settlement with the Internal Revenue Service on most of the issues in connection with the examination of our income tax returns for the years 1990 through 1995. As a result, during 2002 we reclassified approximately $90 million from long-term tax liabilities into accrued taxes. We made a payment of approximately $115 million to the Internal Revenue Service in March 2003. After taking into account potential refunds from prior years’ overpayments and the tax effects of the interest deduction from paying this settlement, we expect the net cash payment to be approximately $90 million.

We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. Based on the fair value of plan assets and interest rates estimated as of November 24, 2002, we recorded a charge of $86.0 million, net of tax of $49.9 million to stockholders’ deficit. This charge reflects the after tax additional minimum pension liability due to pension obligations exceeding assets. As a result of the projected deficit, we expect to make additional pre-tax contributions to the pension plans during the next four fiscal years, including expected cash contributions of approximately $20 to $25 million in 2003.

We previously announced that we expected our 2003 year end debt level less cash on hand to approximate year end 2002 levels of $1.85 billion and that peak borrowings, net of cash on hand, during 2003 would be approximately $200 to $300 million higher than the 2002 year end level. The peak debt level principally results from seasonal working capital requirements and growth associated with our entry into the mass channel in the United States, which will occur in the third quarter of 2003. In light of continuing weak economic and retail conditions worldwide, it is likely that our debt level at the end of 2003 will be higher than our previously communicated expected debt level, and that the peak borrowing level may also exceed the previously communicated range.

We have no material off-balance sheet debt obligations or unconditional purchase commitments other than operating lease commitments. Our total short-term and long-term debt principal payments as of February 23, 2003 and minimum operating lease payments for facilities, office space and equipment as of November 24, 2002 for the next five years and thereafter are as follows:

	Principal Payments*	Minimum Operating Lease Payments
Year	(Dollars in Thousands)
2003	$319,271	$64,211
2004	122,271	58,375
2005	150,422	55,051
2006	722,509	52,646
2007	—	47,887
Thereafter	1,248,013	189,832

Total	$2,562,486	$468,002

*The principal payments include $228.5 million of the outstanding 6.80% notes due November 1, 2003. Under the 2003 senior secured credit facility, we are required to have funds segregated in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of February 23, 2003, this amount was $244.3 million and is separately identified on the balance sheet as “Restricted Cash.”

Supply contracts. We do not have any material long-term raw materials supply contracts except for our supply agreement with Cone Mills Corporation relating to the denim used in 501® jeans. The supply agreement does not obligate us to purchase any minimum amount of goods. We typically conduct business with our raw material suppliers, garment manufacturing and finishing contractors on an order-by-order basis.

Cash used for/provided by operating activities. Cash used for operating activities for the three months ended February 23, 2003 was $152.2 million, as compared to cash provided by operating activities of $35.6 million for the same period in 2002. Trade receivables decreased during the three months ended February 23, 2003 primarily due to lower sales than in the three months ended November 24, 2002. Inventories increased during the three months ended February 23, 2003 primarily due to seasonal needs and preparation for our entry into the mass channel. Net deferred tax assets increased during the three months ended February 23, 2003 primarily due to tax benefits associated with the 2003 first quarter loss and the tax effects of the interest expense deduction from the audit settlement paid in March 2003 to the Internal Revenue Service. The increase in net deferred tax assets was partially offset by lower retail sales promotions and incentive activities, lower prepaid royalty income and spending associated with restructuring initiatives. Other long-term assets increased during the three months ended February 23, 2003 reflecting capitalized bank and underwriting fees in conjunction with our recent debt refinancing. Accounts payable and accrued liabilities decreased during the three months ended February 23, 2003 primarily due to lower spending than in the three months ended November 24, 2002 as a result of the seasonality of our business.

Restructuring reserves decreased during the three months ended February 23, 2003 due to payments related to prior years’ restructuring initiatives. Accrued salaries, wages and employee benefits decreased during the three months ended February 23, 2003 primarily due to payments in the first quarter of 2003 for our employee incentive compensation plans. This was partially offset by a reclassification from long-term employee benefits to accrued salaries, wages and employee benefits for expected payments in 2004 for our long-term employee incentive compensation plan. Accrued taxes decreased during the three months ended February 23, 2003 primarily due to tax payments and reversal of timing differences. Other long-term liabilities increased primarily due to a non-cash charge relating to a cumulative effect of a change in accounting for rent expense.

Cash used for/provided by investing activities. Cash used for investing activities during the three months ended February 23, 2003 was $25.9 million compared to cash provided by investing activities of $2.3 million during the same period in 2002. Cash used for investing activities for the three months ended February 23, 2003 resulted primarily from purchases of property, plant and equipment and realized losses on net investment hedges, partially offset by proceeds received on sales of property, plant and equipment. The purchases primarily related to systems enhancements. The proceeds received on the sale of property, plant and equipment arose mainly from the sale of assets associated with the U.S. plant closures. We expect capital spending of approximately $70 million for fiscal year 2003, primarily for systems enhancements.

Cash provided by/used for financing activities. Cash provided by financing activities for the three months ended February 23, 2003 was $460.3 million, compared to cash used for financing activities of $27.2 million for the same period in 2002. Cash provided by financing activities during the three months ended February 23, 2003 primarily reflected the issuance of the 12.25% senior unsecured notes due 2012 and the 2003 Tranche B term loan facility.

Financial Condition

2003 Senior Secured Credit Facility. On January 31, 2003, we entered into a $750.0 million senior secured credit facility to replace our then existing 2001 credit facility. Our senior secured credit facility consists of a $375.0 million revolving credit facility expiring on March 31, 2006 and a $375.0 million Tranche B term loan facility expiring on July 31, 2006. We intend to use the borrowings under our senior secured credit facility for working capital or general corporate purposes. As of February 23, 2003, there were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $170.1 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $204.9 million. As of February 23, 2003, the principal balance of the Tranche B term loan was $375.0 million.

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

The interest rate for our revolving credit facility varies: for eurodollar rate loans, from 3.25% to 4.00% over the eurodollar rate (as defined in the credit agreement) or, for base rate loans, from 2.25% to 3.00% over the higher of the Citibank base rate and the Federal Funds rate plus 0.50%, with the exact rate depending upon our performance under specified financial criteria. The interest rate for our Tranche B term loan facility is 4.00% over the eurodollar rate or 3.00% over the base rate.

The senior secured credit facility also requires that we segregate sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003 and allows for repurchase of these bonds prior to their maturity. As of February 23, 2003, this amount was $244.3 million and is separately identified on the balance sheet as “Restricted Cash.”

Our senior secured credit facility is guaranteed by certain of our material domestic subsidiaries and is secured by domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in certain domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the senior secured credit facility are certain of our real property interests and all of the capital stock and debt of our affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing our notes due 2003 and 2006. Our senior secured credit facility also requires mandatory prepayments in certain events, such as asset sales.

The senior secured credit facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on our and our subsidiaries’ ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The senior secured credit facility also contains financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of February 23, 2003, we were in compliance with the financial covenants under the senior secured credit facility.

The senior secured credit facility contains customary events of default, including payment failures; failures to satisfy other obligations under the senior secured credit facility; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of our board of directors; and invalidity of the guaranty or security agreements. If an event of default occurs, our lenders could terminate their commitments, declare immediately payable all borrowings under the credit facilities and foreclose on the collateral, including our trademarks.

Senior Unsecured Notes Due November 1, 2003. Our 6.80% notes due 2003 mature on November 1, 2003. During the first quarter of 2003, we purchased approximately $121 million of the 6.80% notes using proceeds from the senior notes offering due 2012. At February 23, 2003, $228.5 million of these notes were outstanding. Under the 2003 senior secured credit facility, we are required to have funds segregated in an amount sufficient to repay the 6.80% notes at maturity (including any interim scheduled interest payments). As of February 23, 2003, the segregated amount was $244.3 million and is separately identified on the balance sheet as “Restricted Cash.” During the first week of April 2003, we purchased an additional $21.8 million of the 6.80% notes using proceeds from the senior notes offering due 2012.

On April 8, 2003, we commenced a tender offer to purchase for cash any and all of the outstanding 6.80% notes due November 1, 2003, at a purchase price of $1,024.24 per $1,000.00 principal amount. The debt tender offer is scheduled to expire on May 7, 2003.

Senior Unsecured Notes Due 2012. On December 4, 2002, we issued $425.0 million in notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. These notes are unsecured obligations that rank equally with all of our other existing and future unsecured and unsubordinated debt. These notes are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. These notes are callable beginning December 15, 2007. These notes were offered at a discount of $6.0 million to be amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $12.6 million are amortized over the term of the notes. Approximately $125 million of the net proceeds from the offering were used to repay remaining indebtedness under our 2001 bank credit facility as of the close of business on December 3, 2002. We intend to use the remaining net proceeds to either (i) refinance (whether through payment at maturity, repurchase or otherwise) a portion of the aggregate principal amount of our 6.80% notes due November 1, 2003, or other outstanding indebtedness, or (ii) for working capital or other general corporate purposes.

On January 22, 2003 and on January 23, 2003, we issued an additional $100.0 million of these notes at a premium of $3.0 million and an additional $50.0 million of these notes at a discount of $0.7 million. Both the discount and premium will be amortized over the term of the notes using an approximate effective-interest rate method. The notes issued in these additional offerings were issued under the same indenture as, have the same terms as, and constitute the same issue of, the December 2002 notes. We intend to use the proceeds from the notes issued in January 2003 to refinance (whether through payment at maturity, repurchase or otherwise) a portion of the aggregate principal amount of our 6.80% notes due November 1, 2003, or other outstanding indebtedness, or for working capital or other general corporate purposes.

During the first quarter of 2003 we purchased approximately $121 million of the 6.80% notes using proceeds from the senior notes offering due 2012. At February 23, 2003, $228.5 million were outstanding on these notes. During the first week of April 2003, we purchased an additional $21.8 million of the 6.80% notes using proceeds from the senior notes offering due 2012.

The indenture governing these notes contain covenants that limit our and our subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or our subsidiaries’ assets.

If we experience a change in control as defined in the indenture governing the notes, then we will be required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and we and our subsidiaries are and remain in compliance with the indenture, then we and our subsidiaries will not be required to comply with specified covenants contained in the indenture.

European Receivable Financing. On March 14, 2003, we terminated our European receivables securitization agreements and repaid the outstanding amount of $54.3 million.

Credit Ratings. On November 25, 2002, Moody’s upgraded our outlook from negative to stable and announced it would upgrade its ratings for our notes due 2003, 2006 and 2008 to “B3” upon completion of the issuance of the $425.0 million senior notes payable on December 4, 2002. On January 7, 2003, Moody’s upgraded our senior unsecured debt ratings to “B3” from “Caa1.” The “B2” senior implied rating and the “B1” rating on our 2001 bank credit facility were confirmed.

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

We recognize allowances for estimated returns, discounts and retailer promotions and incentives when the sale is recorded. Allowances principally relate to our U.S. operations and are primarily comprised of volume-based incentives and other returns and discounts. For volume-based retailer incentive programs, reserves for volume allowances are calculated based on a fixed formula applied to sales volumes. We estimate non-volume-based allowances using historical customer claim rates, adjusted as necessary for special customer and product-specific circumstances. Actual allowances may differ from estimates due primarily to changes in sales volume based on retailer or consumer demand. Actual allowances have not materially differed from estimates.

We entered into cooperative advertising programs with certain customers. The majority of cooperative advertising programs were discontinued in the first quarter of fiscal 2002. We recorded payments to customers under cooperative advertising programs as marketing, general and administrative expenses because an identifiable benefit was received in return for the consideration and we could reasonably estimate the fair value of the advertising received. Cooperative advertising expense for the three months ended February 23, 2003 was $0.1 million.

Inventory valuation. We value inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product selling price. In determining our expected selling prices, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current consumer preferences. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. Improvements in the process of identifying obsolete core inventory resulted in a reduction of inventory valuation reserves by approximately $5 million as of February 23, 2003.

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

Derivatives and foreign exchange management activities. We recognize all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. We actively manage foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense” in the consolidated statement of operations. As a result, our net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge our net investment position in our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit.

We are exposed to interest rate risk. It is our policy and practice to use derivative instruments, primarily interest rate swaps and options, to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. For transactions that do not qualify for hedge accounting or in which management has elected not to designate transactions for hedge accounting, changes in fair value are recorded in earnings.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets” in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that goodwill and indefinite lived intangible assets not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” below). SFAS 142 also requires that all other intangible assets be amortized over their useful lives. We adopted SFAS 141 and SFAS 142 effective November 25, 2002. Beginning November 25, 2002, we discontinued the amortization of goodwill and indefinite lived intangible assets. Prior to November 25, 2002, goodwill and trademarks were amortized over an estimated useful life of 40 years.

As of February 23, 2003 and November 25, 2002, our goodwill for both periods was $199.9 million, net of accumulated amortization of $151.6 million. As of February 23, 2003 and November 25, 2002, our trademarks for both periods were $42.8 million, net of accumulated amortization of $34.5 million. Our remaining identifiable intangible assets as of February 23, 2003 were not material. Amortization expense for goodwill and trademarks for 2002 was $8.8 million and $1.9 million, respectively. Future amortization expense with respect to our intangible assets as of February 23, 2003 is not expected to be material. As of November 25, 2002, our net book value for goodwill, trademarks, and other identifiable intangibles was $199.9 million, $42.8 million and $0.7 million, respectively.

We adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” effective November 25, 2002. SFAS 143 changes the way companies recognize and measure retirement obligations that are legal obligations and result from the acquisition, construction, development or operation of long-lived tangible assets. Our primary asset retirement obligations relate to certain leasehold improvements in our Americas business for which an asset retirement obligation has been recorded. The adoption of SFAS 143 did not have a material impact on our consolidated financial condition or results of operations.

We adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective November 25, 2002. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. At February 23, 2003, we had $2.4 million of long-lived assets held for sale. The adoption of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations.

We adopted the provisions of SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective November 25, 2002. SFAS 145 prohibits presentation of gains and losses from extinguishment of debt as extraordinary items unless such items meet the criteria for classification as extraordinary items pursuant to APB Opinion No. 30. As a result, we have presented our $8.8 million loss on early extinguishment of debt in “Other (income) expense, net” in the accompanying 2003 consolidated statement of operations. The loss relates primarily to the 2001 bank credit facility unamortized bank fees and, to a lesser extent, the repurchase of our 6.80% notes due November 2003.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective prospectively for qualifying exit or disposal activities initiated after December 31, 2002 and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The adoption of SFAS 146 will not have a material impact on our consolidated financial condition or results of operations. However, to the extent we have future restructuring initiatives, the timing of expense recognition would differ from that required under EITF 94-3.

The FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34,” dated November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on our consolidated financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. Since we do not have any variable interests in variable interest entities, the adoption of FIN 46 did not have any effect on our consolidated financial condition or results of operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Form 10-Q includes forward-looking statements about:

•	general economic and retail conditions, including the impact of war and possible terrorist attacks;
•	sales performance and trends;
•	new product introductions;
•	incentive and promotional activities;
•	retailer margins;
•	retail conditions;
•	wholesale price reductions;
•	marketing and advertising initiatives;
•	debt repayment and liquidity;
•	gross margins;
•	capital expenditures;
•	income tax audit settlements and payments;
•	restructuring charges and related expenses;
•	plant closures and their impact on our competitiveness, costs and resources;
•	workforce reductions; and
•	other matters.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

These forward-looking statements are subject to risks and uncertainties including, without limitation:

•	changing domestic and international retail environments;
•	risks related to the impact of consumer and customer reactions to new products including entry into mass channel;
•	order completion by retailers;
•	the effectiveness of our promotion and incentive programs with retailers;
•	changes in the level of consumer spending or preferences in apparel;
•	dependence on key distribution channels, customers and suppliers;
•	the impact of competitive products and pricing pressures;
•	changing fashion trends;
•	our supply chain executional performance;
•	changes in credit ratings;
•	ongoing price and other competitive pressures in the apparel industry;
•	trade restrictions and tariffs;
•	political or financial instability in countries where our products are manufactured; and
•	other risks detailed in our annual report on Form 10-K for the year ended November 24, 2002, registration statements and other filings with the Securities and Exchange Commission.

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

	February 23, 2003	November 24, 2002
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in Thousands)
Risk Exposures
Foreign Exchange Management
Sourcing	$(2,384)	$(3,636)
Net Investment	(1,092)	303
Royalties	49	1,189
Cash Management	(51)	(82)
Euro Notes Offering	(783)	(625)

Total	$(4,261)	$(2,851)

	Three Months Ended
	February 23, 2003		February 24, 2002
	Other (income) expense, net		Other (income) expense, net
	Realized	Unrealized	Realized		Unrealized
	(Dollars in Thousands)
Foreign Exchange Management
Sourcing	$18,596	$(1,253)	$(5,480)		$6,285
Net Investment	2,089	230	654		(3,655)
Royalties	1,677	1,140	3,442		(3,694)
Cash Management	7,989	(31)	2,669		76
Euro Notes Offering	5,785	160	1,318		(837)

Total	$36,136	$246	$2,603		$(1,825)

Interest Rate Management	$—	$—	$2,266	(1)	$(2,266)

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

We calculate our maximum allowable level of loss based on a percentage of the total forecasted currency exposures. The allowable percentage loss depends on various elements including our leverage ratio as defined in our foreign exchange policy. We implemented this policy in 2001. For 2002 and 2003, the policy permitted a 6% loss against a set of benchmark rates. The allowable loss for 2003 and 2002 was approximately $25 million and $45 million, respectively.

At February 23, 2003, we had U.S. dollar spot and forward currency contracts to buy $634.4 million and to sell $199.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2003. We had no option contracts outstanding at February 23, 2003.

For more information about market risk, see Notes 5, 6 and 7 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

(A) EXHIBITS:

4.1

Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.2

Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.15 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.3

Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as Trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.4

Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.17 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.5

Registration Rights Agreement, dated as of January 15, 2002, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.18 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.6

Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.1

Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.2

Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.3

Credit Agreement, dated January 31, 2003, between the Registrant, the LC Issuers and Other Lenders named therein, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, The Bank of Nova Scotia, Salomon Smith Barney Inc. and Bank of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, The Bank of Nova Scotia and Bank of America Securities LLC, as Co-Syndication Agents. Previously filed as Exhibit 10.66 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.4

Pledge and Security Agreement, dated January 31, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.67 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.5

Form of Guaranty dated January 31, 2003, entered into by certain Subsidiaries of the Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.68 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.6

Parent Guaranty, dated as of January 31, 2003, entered into by Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.69 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

*	Management contract, compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K:

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

Current Report on Form 8-K dated February 12, 2003 and filed pursuant to Item 9 of the report and containing a copy of the certifications of the Principal Executive Officer, Philip A. Marineau, and the Principal Financial Officer, William B. Chiasson, of Levi Strauss & Co. submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Current Report on Form 8-K dated March 25, 2003 and filed pursuant to Item 5 of the report and containing a copy of the Company’s press release dated March 25, 2003 titled “Levi Strauss & Co. Announces First-Quarter 2003 Financial Results.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 8, 2003                                                                                                       Levi Strauss & Co.

                                                                                                                               (Registrant)

                                                                                                                  By:     /s/ William B. Chiasson

                                                                                                                             William B. Chiasson

                                                                                                                             Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Philip A. Marineau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Levi Strauss & Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ Philip A. Marineau

Philip A. Marineau

President and Chief Executive Officer

I, William B. Chiasson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Levi Strauss & Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ William B. Chiasson

William B. Chiasson

Senior Vice President and Chief Financial Officer