Form 10-Q
period 2003-05-25
LEVI STRAUSS & CO
filed 2003-07-08
CIK 94845

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MAY 25, 2003

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

                                    Yes     No X
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value ------ 37,278,238 shares outstanding on July 1, 2003

LEVI STRAUSS & CO.
INDEX TO FORM 10-Q
MAY 25, 2003

                                                                                                           PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited):

           Consolidated Balance Sheets as of May 25, 2003 and November 24, 2002................................3

           Consolidated Statements of Operations for the Three and Six Months Ended
            May 25, 2003 and May 26, 2002......................................................................4

           Consolidated Statements of Cash Flows for the Six Months Ended
            May 25, 2003 and May 26, 2002......................................................................5

           Notes to the Consolidated Financial Statements......................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................................24

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................................40

Item 4.    Controls and Procedures............................................................................42


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................................43

SIGNATURE.....................................................................................................44




PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                                         May 25,      November 24,
                                                                                          2003            2002
                                                                                          ----            ----
                                       ASSETS
Current Assets:
      Cash and cash equivalents......................................................  $  120,965      $   96,478
      Restricted cash................................................................      23,427               -
      Trade receivables, net of allowance for doubtful accounts of $22,127 in 2003
         and $24,857 in 2002.........................................................     499,104         660,516
      Inventories:
          Raw materials..............................................................      89,286          98,987
          Work-in-process............................................................      68,491          74,048
          Finished goods.............................................................     676,559         418,679
                                                                                       ----------      ----------
             Total inventories.......................................................     834,336         591,714
      Deferred tax assets............................................................     325,204         221,574
      Other current assets...........................................................     108,520          88,611
                                                                                       ----------      ----------
                  Total current assets...............................................   1,911,556       1,658,893
Property, plant and equipment, net of accumulated depreciation of $490,030 in
   2003 and $478,447 in 2002.........................................................     496,322         482,446
Goodwill ............................................................................     199,905         199,905
Other intangible assets..............................................................      43,705          43,505
Non-current deferred tax assets......................................................     571,683         573,844
Other assets.........................................................................      87,303          58,691
                                                                                       ----------      ----------
                  Total Assets.......................................................  $3,310,474      $3,017,284
                                                                                       ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Current maturities of long-term debt and short-term borrowings.................  $   45,686      $   95,225
      Accounts payable...............................................................     324,873         292,383
      Restructuring reserves.........................................................      24,079          65,576
      Accrued liabilities............................................................     246,719         211,834
      Accrued salaries, wages and employee benefits..................................     283,432         314,385
      Accrued taxes..................................................................      19,754         105,387
                                                                                       ----------      ----------
                  Total current liabilities..........................................     944,543       1,084,790
Long-term debt, less current maturities..............................................   2,268,730       1,751,752
Postretirement medical benefits......................................................     560,545         548,930
Long-term employee related benefits..................................................     448,925         527,418
Long-term tax liability..............................................................      66,879          66,879
Other long-term liabilities..........................................................      34,897          11,558
Minority interest....................................................................      22,043          21,541
                                                                                       ----------      ----------
                  Total liabilities..................................................  $4,346,562      $4,012,868
                                                                                       ==========      ==========
Stockholders' Deficit:
      Common stock--$.01 par value; 270,000,000 shares authorized; 37,278,238
        shares issued and outstanding................................................         373             373
      Additional paid-in capital.....................................................      88,808          88,808
      Accumulated deficit............................................................  (1,033,748)       (995,881)
      Accumulated other comprehensive (loss).........................................     (91,521)        (88,884)
                                                                                       ----------      ----------
                  Total stockholders' deficit........................................  (1,036,088)       (995,584)
                                                                                       ----------      ----------
                  Total Liabilities and Stockholders' Deficit........................  $3,310,474      $3,017,284
                                                                                       ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                       3


                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                                       Three Months Ended                Six Months Ended
                                                                       ------------------                -----------------
                                                                   May 25, 2003    May 26, 2002     May 25, 2003    May 26, 2002
                                                                   ------------    ------------     ------------    ------------

Net sales......................................................    $  930,030       $  923,518      $1,805,119     $1,858,802
Cost of goods sold.............................................       545,480          553,974       1,061,121      1,090,674
                                                                   ----------       ----------      ----------     ----------
     Gross profit..............................................       384,550          369,544         743,998        768,128
Marketing, general and administrative expenses.................       343,399          318,804         666,932        617,739
Other operating (income).......................................        (9,752)          (8,511)        (17,068)       (14,624)
Restructuring charges, net of reversals........................        (5,509)         141,078          (9,719)       141,078
                                                                   ----------       ----------      ----------     ----------
     Operating income (loss)...................................        56,412          (81,827)        103,853         23,935
Interest expense...............................................        63,346           42,510         123,026         90,533
Other (income) expense, net....................................        14,994            9,499          42,904           (178)
                                                                   ----------       ----------      ----------     ----------
     Income (loss) before taxes................................       (21,928)        (133,836)        (62,077)       (66,420)
Income tax expense (benefit)...................................        (8,552)         (58,154)        (24,210)       (33,210)
                                                                   ----------       ----------      ----------     ----------
       Net income (loss).......................................    $  (13,376)      $  (75,682)     $  (37,867)    $  (33,210)
                                                                   ==========       ==========      ==========     ==========

Earnings (loss) per share--basic and diluted...................    $    (0.36)      $    (2.03)     $    (1.02)    $    (0.89)
                                                                   ==========       ==========      ==========     ==========

Weighted-average common shares outstanding.....................    37,278,238       37,278,238      37,278,238     37,278,238
                                                                   ==========       ==========      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                       4



                       LEVI STRAUSS & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                                             Six Months Ended
                                                                                             ----------------
                                                                                     May 25, 2003       May 26, 2002
                                                                                     ------------       ------------
Cash Flows from Operating Activities:
Net income (loss).............................................................        $ (37,867)         $ (33,210)
Adjustments to reconcile net cash provided by (used for) operating activities:
        Depreciation and amortization.........................................           31,276             36,238
        Asset write-offs associated with 2002 restructuring charge............                -             25,708
        (Gain) on dispositions of property, plant and equipment...............           (6,109)              (771)
        Unrealized foreign exchange losses....................................           17,409             14,161
        Decrease in trade receivables.........................................          169,852            151,729
        (Increase) in inventories.............................................         (170,606)           (58,141)
        (Increase) in other current assets....................................          (13,981)            (8,721)
        (Increase) decrease in other long-term assets.........................          (24,640)             6,201
        (Increase) in net deferred tax assets.................................          (93,797)           (59,846)
        (Decrease) in accounts payable and accrued liabilities................           (9,441)           (65,754)
        (Decrease) increase in restructuring reserves.........................          (41,497)            89,846
        (Decrease) increase in accrued salaries, wages and employee benefits..          (39,173)            60,060
        (Decrease) increase in accrued taxes..................................          (75,136)           125,838
        (Decrease) in long-term employee benefits.............................          (74,225)           (22,202)
        Increase (decrease) in long-term tax and other liabilities............           22,947           (148,762)
        Other, net............................................................              733              1,186
                                                                                      ---------          ---------
           Net cash provided by (used for) operating activities...............         (344,255)           113,560
                                                                                      ---------          ---------

Cash Flows from Investing Activities:
        Purchases of property, plant and equipment............................          (35,435)           (18,804)
        Proceeds from sale of property, plant and equipment...................            7,604              7,802
        Cash (outflow) inflow from net investment hedges......................          (18,468)             4,786
                                                                                      ---------          ---------
           Net cash (used for) investing activities...........................          (46,299)            (6,216)
                                                                                      ---------          ---------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt..............................        1,114,060            356,999
        Repayments of long-term debt..........................................         (675,012)          (456,465)
        Net (decrease) increase in short-term borrowings......................           (3,474)             4,598
        Increase in restricted cash...........................................          (23,427)                 -
                                                                                      ---------          ---------
           Net cash (used for) provided by financing activities...............          412,147            (94,868)
                                                                                      ---------          ---------
Effect of exchange rate changes on cash.......................................            2,894                296
                                                                                      ---------          ---------
           Net increase in cash and cash equivalents..........................           24,487             12,772
Beginning cash and cash equivalents...........................................           96,478            102,831
                                                                                      ---------          ---------
Ending Cash and Cash Equivalents..............................................        $ 120,965          $ 115,603
                                                                                      =========          =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
        Interest..............................................................         $ 78,427         $  81,485
        Income taxes..........................................................          159,319            42,733
        Restructuring initiatives.............................................           35,024            25,525

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

     The condensed consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 25, 2003 may not be indicative of the results to be expected for the year ending November 30, 2003.

Restricted Cash

      Under the senior secured credit facility, the Company is required to have funds segregated in an amount sufficient to repay the Company's 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of May 25, 2003, this amount was $23.4 million, which includes $0.8 million of accrued interest, and is separately identified on the balance sheet as "Restricted cash."

Estimates and Critical Accounting Policies

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the financial statements. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. The estimated liability for the Company's long-term incentive compensation plan is based upon various factors including employee forfeitures and the Company's performance. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company reduced the estimated liability by approximately $27 million and $49 million for the three and six months ended May 25, 2003, respectively, reflecting the aggregate change in expected payouts for the outstanding grants. The liability also includes accruals for the estimated expense for the three and six months ended May 25, 2003 of $19 million and $38 million, respectively, which was recorded in marketing, general and administrative expenses. As a result, we recognized a net expense reduction of $8 million and $11 million for the three and six months ended May 25, 2003, respectively.

     The Company estimates annual employee incentive compensation based upon various factors, including the Company's forecasted performance measured against pre-established full-year targets. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company reduced the estimated liability by approximately $7 million and $4 million for the three and six months ended May 25, 2003, respectively, reflecting the aggregate change in expected payouts. The liability includes accruals for the estimated expense for the three and six months ended May 25, 2003 of $2 million and $4 million, respectively, which was recorded in marketing, general and administrative expenses. As a result, we recognized a net expense reduction of $5 million for the three months ended May 25, 2003, causing a net expense of $0 for the six months ended May 25, 2003.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

      Critical accounting policies. As of May 25, 2003, the Company identified the critical accounting policies upon which its financial position and results of operations depend as those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, and derivatives and foreign exchange management activities. The Company has summarized its critical accounting policies below.

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

       Historically, the Company entered into cooperative advertising programs with certain customers, but most of these programs were discontinued by the first fiscal quarter of 2002, reflecting the Company's strategic shift of some advertising spending to sales incentive programs. The Company recorded payments to customers under cooperative advertising programs as marketing, general and administrative expenses because an identifiable benefit was received in return for the consideration and the Company could reasonably estimate the fair value of the advertising received. Cooperative advertising expense for the three and six months ended May 25, 2003 was $0.7 million and $0.8 million, respectively.

       Inventory valuation. The Company values inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. In determining its expected selling prices, the Company considers various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company then estimates expected selling prices based on its historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions. Improvements in the process of estimating potential excess inventory resulted in a reduction of inventory valuation reserves by approximately $6 million and $11 million for the three and six months ended May 25, 2003, respectively.

         Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a current liability and primarily include employee severance, certain employee termination benefits, including out-placement services and career counseling, and resolution of contractual obligations. The principal components of the reserves relate to employee severance and termination benefits, which the Company estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates. (See "New Accounting Standards" below on the Company's adoption of Statement of Financial Accounting Standards No. ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities.")

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

         Income tax assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Changes to the Company's income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

         Derivatives, foreign exchange, and interest rate management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The Company actively manages foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in "Other (income) expense, net" in the consolidated statement of operations. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge the Company's net investment position in its subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit.

         The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. For transactions that do not qualify for hedge accounting or in which management has elected not to designate transactions for hedge accounting, changes in fair value are recorded in earnings.

New Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that goodwill and indefinite lived intangible assets not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below). SFAS 142 also requires that all other intangible assets be amortized over their useful lives.

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

     The Company has reviewed the balances of goodwill and other intangible assets and determined that the Company does not have any amounts that are required to be reclassified between goodwill and other intangible assets. The Company has determined that the useful lives of the majority of its trademarks are indefinite. The Company has also assessed the useful lives of its remaining identifiable intangible assets and determined that the estimated useful lives range from 5 to 12 years.

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

     As of May 25, 2003 and November 25, 2002, the Company's goodwill for both periods was $199.9 million, net of accumulated amortization of $151.6 million. As of May 25, 2003 and November 25, 2002, the Company's trademarks were $43.0 million, net of accumulated amortization of $34.6 million and $42.8 million, net of accumulated amortization of $34.5 million, respectively. The Company's remaining identifiable intangible assets as of May 25, 2003 were not material. Amortization expense for goodwill and trademarks for 2002 was $8.8 million and $1.9 million, respectively. Future amortization expense with respect to the Company's intangible assets as of May 25, 2003 is not expected to be material. As of November 25, 2002, the Company's net book value for goodwill, trademarks, and other identifiable intangibles was $199.9 million, $42.8 million and $0.7 million, respectively.

     A reconciliation of previously reported net income and earnings per share to amounts adjusted for the exclusion of goodwill and trademark amortization, net of related income tax effect is as follows:

                                                                      Three Months Ended          Six Months Ended
                                                                      ------------------          ----------------
                                                                    May 25,       May 26,       May 25,       May 26,
                                                                     2003          2002          2003          2002
                                                                     ----          ----          ----          ----
                                                                                 (Dollars in Millions,
                                                                                except per share amounts)

Reported income (loss)........................................       $(13.4)       $(75.7)      $(37.9)       $(33.2)
Goodwill and trademark amortization, net of tax...............            -           1.5            -           2.7
                                                                     ------        ------       ------        ------
Adjusted net income (loss)....................................       $(13.4)       $(74.2)      $(37.9)       $(30.5)
                                                                     ======        ======       ======        ======

Reported earnings (loss) per share............................       $(0.36)       $(2.03)      $(1.02)       $(0.89)
Goodwill and trademark amortization, net of tax per share.....            -          0.04            -          0.07
                                                                     ------        ------       ------        ------
Adjusted earnings (loss) per share............................       $(0.36)       $(1.99)      $(1.02)       $(0.82)
                                                                     ======        ======       ======        ======

     The Company adopted the provisions of SFAS 143, "Accounting for Asset Retirement Obligations," effective November 25, 2002. SFAS 143 changes the way companies recognize and measure retirement obligations that are legal obligations and result from the acquisition, construction, development or operation of long-lived tangible assets. The Company's primary asset retirement obligations relate to certain leasehold improvements in its Americas business for which an asset retirement obligation has been recorded. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial condition or results of operations.

     The Company adopted the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective November 25, 2002. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. At May 25, 2003, the Company had approximately $3.8 million of long-lived assets held for sale. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

     The Company adopted the provisions of SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective November 25, 2002. SFAS 145 prohibits presentation of gains and losses from extinguishment of debt as extraordinary items unless such items meet the criteria for classification as extraordinary items pursuant to APB Opinion No. 30. As a result, for the three and six months ended May 25, 2003, the Company presented losses of $5.7 million and $14.4 million, respectively, on early extinguishment of its debt in "Other (income) expense, net" in the accompanying 2003 consolidated statements of operations. The losses primarily relate to unamortized bank fees associated with refinancing of the Company's 2001 bank credit facility and the repurchase of $327 million of the 6.80% notes due November 2003.

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was effective prospectively for qualifying exit or disposal activities initiated after December 31, 2002, and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The timing of expense recognition under SFAS 146 for restructuring initiatives in 2003 differs from that which was required under EITF Issue 94-3. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial condition or results of operations.

     The FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34," dated November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company's consolidated financial condition or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. Since the Company does not have any variable interests in variable interest entities, the adoption of FIN 46 did not have any effect on the Company's consolidated financial condition or results of operations.

     The FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," dated April 2003. The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133. SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company does not expect SFAS 149 to have a material effect on its consolidated financial condition or results of operations.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 2: COMPREHENSIVE INCOME (LOSS)

     The following is a summary of the components of total comprehensive income
(loss), net of related income taxes:


                                                                        Three Months Ended          Six Months Ended
                                                                        ------------------          ----------------
                                                                      May 25,       May 26,       May 25,       May 26,
                                                                       2003          2002          2003          2002
                                                                       ----          ----          ----          ----
                                                                                    (Dollars in Thousands)

Net income (loss).............................................       $(13,376)     $(75,682)    $(37,867)     $(33,210)
                                                                     --------      --------     --------      --------
Other comprehensive income (loss):
   Reclassification of cash flow hedges to other
     (income) expense, net....................................              -             -            -          (572)
   Net investment hedges......................................        (11,115)       (6,919)     (18,100)       (1,884)
    Foreign currency translations.............................          6,314         3,278       15,463        (5,160)
                                                                     --------      --------     --------      --------
      Total other comprehensive (loss)........................         (4,801)       (3,641)      (2,637)       (7,616)
                                                                     --------      --------     --------      --------
Total comprehensive (loss)....................................       $(18,177)     $(79,323)    $(40,504)     $(40,826)
                                                                     ========      ========     ========      ========

     The following is a summary of the components of accumulated other comprehensive income (loss) balances:

                                                                        May 25,     November 24,
                                                                         2003          2002
                                                                         ----          ----
                                                                         (Dollars in Thousands)

    Net investment hedges.........................................     $ 10,250      $ 28,350
    Foreign currency translations.................................      (15,818)      (31,281)
    Additional minimum pension liability..........................      (85,953)      (85,953)
                                                                       --------      --------
            Accumulated other comprehensive (loss)................     $(91,521)     $(88,884)
                                                                       ========      ========


NOTE 3: RESTRUCTURING RESERVES

     The following describes the activities associated with the Company's reorganization initiatives. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, other restructuring costs and foreign exchange differences. The balance of severance and employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

2003 Europe Distribution Center Reorganization Initiative

      As of May 25, 2003, the Company evaluated the impact of a reorganization initiative in Europe to streamline the distribution center activity and reduce operating costs in France, Belgium and Holland. During the second quarter of 2003, the Company reached an agreement for the severance packages of the French employees impacted by the initiative. The Company recorded in marketing, general and administrative expenses an initial charge of $1.9 million associated with the displacement of approximately 45 employees. The table below displays the activity and liability balance of this reserve.

      For fiscal years 2003 and 2004, the Company expects to incur additional employee-related restructuring costs associated with this initiative of approximately $2.0 million to $3.0 million, reflecting an estimated displacement of approximately 25 employees. Additionally, the Company expects to incur other restructuring costs, such as contract termination costs, of approximately $2.0 million to $4.0 million.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)




                                                           November 24,                                     May 25,
                                                               2002       Charges  Reductions  Reversals     2003
                                                               ----       -------  ----------  ---------     ----
                                                                             (Dollars in Thousands)

Severance and employee benefits..........................     $  --       $1,907     $  --       $  --     $1,907
                                                              =====       ======     =====       =====     ======


2002 Europe Reorganization Initiative

      In November 2002, the Company announced a reorganization initiative in Europe to realign the Company's resources with its European sales strategy to improve customer service and reduce operating costs. This initiative affects the Company's operations in several countries and involves moving from a country or regional-based sales organization to a key account structure.

      The Company recorded an initial charge of $1.6 million reflecting an estimated displacement of 40 employees. As of May 25, 2003, approximately 39 employees have been displaced. The table below displays the activity and liability balance of this reserve.

                                                           November 24,                                     May 25,
                                                               2002       Charges  Reductions  Reversals     2003
                                                               ----       -------  ----------  ---------     ----
                                                                             (Dollars in Thousands)
Severance and employee benefits..........................    $1,366        $  --      $(777)     $  --      $589
                                                             =======       =====      ======     =====      ====


2003 Europe Reorganization Initiative

      During the second quarter of 2003, the Company finalized an additional multi-country reorganization initiative in Europe to complete the realignment of the Company's resources with its European sales strategy and further improve customer service and reduce operating costs. During the second quarter of 2003, the Company recorded in marketing, general and administrative expenses an initial charge of $1.3 million reflecting the displacement of approximately 15 employees who were terminated as of May 25, 2003. The table below displays the activity and liability balance of this reserve.

      For 2003, the Company expects to incur additional employee-related costs associated with this initiative of approximately $2.0 million to $4.0 million, reflecting an estimated displacement of 20 employees.

                                                           November 24,                                     May 25,
                                                               2002       Charges  Reductions  Reversals     2003
                                                               ----       -------  ----------  ---------     ----
                                                                             (Dollars in Thousands)

Severance and employee benefits..........................    $  --        $1,339     $(414)      $  --      $925
                                                             ======       ======     =====       =====      ====

                                       12

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)
2002 U.S. PLANT CLOSURES

     The Company announced in April 2002 the closure of six U.S. manufacturing plants. The decision reflected the Company's continuing shift from a manufacturing to a marketing and product-driven organization. The Company recorded an initial charge in the second quarter of 2002 of $129.7 million consisting of $22.7 million for asset write-offs, $89.6 million for severance and employee benefits and $17.4 million for other restructuring costs. The Company closed six manufacturing plants in 2002, displacing 3,540 employees.

     For the six months ended May 25, 2003, the Company reversed charges of $9.5 million due to lower than anticipated costs associated with providing employee benefits, lower than anticipated costs to sell or exit facilities and updated estimates and assumptions related to the Company's contractors. The table below displays the activity and liability balance of this reserve.

                                                           November 24,                                     May 25,
                                                               2002       Charges  Reductions  Reversals     2003
                                                               ----       -------  ----------  ---------     ----
                                                                             (Dollars in Thousands)
Severance and employee benefits............................   $48,891      $  --   $(29,567)     $(1,401)   $17,923
Other restructuring costs..................................    13,198         --     (2,761)      (8,108)     2,329
                                                              -------      -----   --------      -------    -------
     Total.................................................   $62,089      $  --   $(32,328)     $(9,509)   $20,252
                                                              =======      =====   ========      =======    =======

2001 Corporate Reorganization Initiatives

     In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning the Company's resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001. During the first quarter of 2003, the Company reversed $0.2 million for lower than anticipated severance and benefit costs due to attrition. The Company displaced approximately 325 employees as of May 25, 2003. The table below displays the activity and liability balance of this reserve.

                                                           November 24,                                     May 25,
                                                               2002       Charges  Reductions  Reversals     2003
                                                               ----       -------  ----------  ---------     ----
                                                                             (Dollars in Thousands)

Severance and employee benefits............................   $2,121       $  --     $(1,505)   $(210)       $406
                                                              ======       =====     =======    =====        ====

SUMMARY

     The total balance of the reserves at May 25, 2003 was $24.1 million compared to $65.6 million at November 24, 2002. The majority of the reserves are expected to be utilized by the end of 2003. The following table summarizes the activities and liability balances associated with the 2001 - 2003 plant closures and reorganization initiatives:

                                                            November 24,                                     May 25,
                                                                2002       Charges  Reductions  Reversals     2003
                                                                ----       -------  ----------  ---------     ----
                                                                             (Dollars in Thousands)
2003  Europe  Distribution  Center  Reorganization
  Initiative...............................................  $    --       $1,907    $     --    $    --     $ 1,907
2003 Europe Reorganization Initiative......................       --        1,339        (414)        --         925
2002 Europe Reorganization Initiative......................    1,366           --        (777)        --         589
2002 U.S. Plant Closures...................................   62,089           --     (32,328)    (9,509)     20,252
2001 Corporate Restructuring Initiatives...................    2,121           --      (1,505)      (210)        406
                                                             -------       ------    --------    -------     -------
     Restructuring Reserves................................  $65,576       $3,246    $(35,024)   $(9,719)    $24,079
                                                             =======       ======    ========    =======     =======

                                       13

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)

NOTE 4: FINANCING

Senior Notes Due 2012

     On December 4, 2002, January 22, 2003 and January 23, 2003, the Company issued a total of $575.0 million in notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. These notes are unsecured obligations that rank equally with all of the Company's other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. The notes are callable beginning December 15, 2007. These notes were offered at a net discount of $3.7 million, which is being amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $18.0 million are recorded as other assets and are being amortized over the term of the notes.

     The Company used approximately $125.0 million of the net proceeds from the notes offering to repay remaining indebtedness under its 2001 bank credit facility and approximately $327.0 million of the net proceeds to purchase the majority of the 6.80% notes due November 1, 2003. The Company intends to use the remaining net proceeds to refinance (whether through payment at maturity, repurchase or otherwise) the remainder of the 6.80% notes due November 1, 2003 and other outstanding indebtedness or for working capital or other general corporate purposes. At May 25, 2003, $22.6 million were outstanding on the notes.

     The indenture governing these notes contain covenants that limit the Company's and its subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets or its subsidiaries' assets.

     If the Company experiences a change in control as defined in the indenture governing the notes, then the Company will be required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If these notes receive and maintain an investment grade rating by both Standard and Poor's and Moody's and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture.

Senior Notes Exchange Offer

     In April 2003, the Company, as required under the registration rights agreement it entered into when it issued the 12.25% notes due 2012, filed a registration statement on Form S-4 under the Securities Act with the Securities and Exchange Commission relating to an exchange offer for the Notes. The exchange offer gave holders the opportunity to exchange the unregistered old notes for new notes. The new notes are identical in all material respects to the old notes except that the new notes are registered under the Securities Act. The exchange offer closed on June 17, 2003. As a result of the exchange offer, all but $9.1 million of the $575.0 million aggregate principal amount of old notes were exchanged for new notes.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


Senior Secured Credit Facility

     On January 31, 2003, the Company entered into a new $750.0 million senior secured credit facility to replace the 2001 credit facility due August 2003. The senior secured credit facility consists of a $375.0 million revolving credit facility and a $375.0 million Tranche B term loan facility. As of May 25, 2003, there were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $168.6 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $206.4 million. As of May 25, 2003, the principal balance of the Tranche B term loan was $368.0 million. The Company uses the borrowings under the senior secured credit facility for working capital and general corporate purposes.

     The $375.0 million revolving credit facility matures on March 31, 2006. The Tranche B term loan facility is subject to repayment based on a specified scheduled amortization, with the final payment of all amounts outstanding thereunder due on July 31, 2006. The Company is required to make principal amortization payments on the Tranche B term loan facility at a quarterly rate beginning in May 2003, with the substantial majority of the quarterly payments due from the quarter ending in November 2005. The senior secured credit facility also requires mandatory prepayments in certain events, such as asset sales. The interest rate for the revolving credit facility varied: for Eurodollar Rate Loans, from 3.25% to 4.00% over the Eurodollar Rate (as defined in the credit agreement) or, for Base Rate Loans, from 2.25% to 3.00% over the higher of (i) the Citibank base rate and (ii) the Federal Funds rate plus 0.50% (the "Base Rate"), with the exact rate depending upon performance under specified financial criteria. The interest rate for the Tranche B term loan facility was 4.00% over the Eurodollar Rate or 3.00% over the Base Rate. (See Note 11, "Subsequent Event" for a description of an amendment to the credit facility.)

     The senior secured credit facility requires that the Company segregates sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003 and allows for repurchase of these bonds prior to their maturity. As of May 25, 2003, the segregated amount was $23.4 million, which includes $0.8 million of accrued interest, and is separately identified on the balance sheet as "Restricted cash."

     The senior secured credit facility is guaranteed by certain of the Company's material domestic subsidiaries and is secured by domestic inventories, certain domestic equipment, trademarks, other intellectual property, 100% of the stock in certain domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the senior secured credit facility are certain of the Company's real property interests and all of the capital stock and debt of its affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing the Company's notes due 2003 and 2006.

     The senior secured credit facility contains customary covenants restricting the Company's activities as well as those of its subsidiaries, including limitations on the Company's and its subsidiaries' ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company's corporate structure. The senior secured credit facility also contains financial covenants that the Company must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of May 25, 2003, the Company was in compliance with the financial covenants under the senior secured credit facility. (See Note 11, "Subsequent Event" for a description of an amendment to the credit facility.)

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


     The senior secured credit facility contains customary events of default, including payment failures; failures to satisfy other obligations under the senior secured credit facility; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of the Company's board of directors; and invalidity of the guaranty or security agreements. If an event of default occurs, the Company's lenders could terminate their commitments, declare immediately payable all borrowings under the credit facilities and foreclose on the collateral, including the Company's trademarks.


6.80% Notes due November 1, 2003

     During the first half of 2003, the Company purchased approximately $327 million in principal amount of the 6.80% notes due November 1, 2003 using proceeds from the senior notes offering due 2012. Approximately $184 million of this amount resulted from a tender offer made by the Company on April 8, 2003 to purchase for cash any and all of the outstanding 6.80% notes at a purchase price of $1,024.24 per $1,000.00 principal amount. The tender offer expired on May 7, 2003. At May 25, 2003, $22.6 million in principal amount of these notes were outstanding. The senior secured credit facility requires that the Company segregate funds in an amount sufficient to repay the notes at maturity (including any interim scheduled interest payments). As of May 25, 2003, the segregated amount was $23.4 million, which includes $0.8 million of accrued interest, and is separately identified on the balance sheet as "Restricted cash."

European Receivables Financing

     On March 14, 2003, the Company terminated its European receivables securitization agreements and repaid the outstanding of the then equivalent amount of $54.3 million.

Short-Term Credit Lines and Stand-By Letters of Credit

     At May 25, 2003, the Company had unsecured and uncommitted short-term credit lines available totaling $35.3 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

     At May 25, 2003 and November 24, 2002, the Company had $130.3 million and $213.3 million, respectively, of stand-by letters of credit with various international banks, of which $52.1 million and $48.5 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers' compensation claims and $66.1 million of these stand-by letters of credit were issued under the senior secured credit facility support short-term credit lines at May 25, 2003. The Company pays fees on the stand-by letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

     The Company's weighted average interest rate on average borrowings outstanding during the three and six months ended May 25, 2003, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 9.65% and 9.96%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

     Under the terms of the Company's senior secured credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company's unsecured senior notes limit the Company's ability to pay dividends. There are no restrictions under the Company's senior secured credit facility or its indentures on the transfer of the assets of the Company's subsidiaries to the Company in the form of loans, advances or cash dividends.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


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

     The carrying amount and estimated fair value (in each case including accrued interest) of the Company's financial instrument assets and (liabilities) at May 25, 2003 and November 24, 2002 are as follows:

                                                                   May 25, 2003                November 24, 2002
                                                                   ------------                -----------------
                                                             Carrying       Estimated        Carrying       Estimated
                                                            Value (1)     Fair Value (1)    Value (2)    Fair Value (2)
                                                            -----         ----------        -----        ----------
                                                                           (Dollars in Thousands)
DEBT INSTRUMENTS:
       U.S. dollar notes offering                          $(1,470,898)    $(1,136,363)    $(1,193,806)   $(1,110,650)
       Euro notes offering                                    (147,856)       (116,316)       (130,933)      (114,414)
       Yen-denominated eurobond placement                     (172,897)       (113,793)       (167,134)      (116,667)
       Credit facilities                                      (368,819)       (368,819)       (115,210)      (115,210)
       Domestic receivables-backed securitization             (110,055)       (110,055)       (110,052)      (110,052)
       Customer service center equipment financing             (69,441)        (73,558)        (73,203)       (74,765)
       European receivables-backed securitization                   --              --         (51,161)       (51,161)
       Industrial development revenue refunding bond           (10,011)        (10,011)        (10,015)       (10,015)
       Short-term and other borrowings                         (24,564)        (24,564)        (22,150)       (22,150)
                                                           -----------     -----------     -----------    -----------
           Total                                           $(2,374,541)    $(1,953,479)    $(1,873,664)   $(1,725,084)
                                                           ===========     ===========     ===========    ===========
(1) Includes accrued interest of $60.1 million.
(2) Includes accrued interest of $26.7 million.

CURRENCY AND INTEREST RATE CONTRACTS:
       Foreign exchange forward contracts                  $   (12,460)    $   (12,460)    $    (2,851)   $    (2,851)
       Foreign exchange option contracts                            --              --              --             --
                                                           -----------     -----------     -----------    -----------
           Total                                           $   (12,460)    $   (12,460)    $    (2,851)   $    (2,851)
                                                           ===========     ===========     ===========    ===========



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

     The fair value estimates presented herein are based on information available to the Company as of May 25, 2003 and November 24, 2002. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to May 25, 2003 and November 24, 2002 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 6: COMMITMENTS AND CONTINGENCIES

FOREIGN EXCHANGE CONTRACTS

     At May 25, 2003, the Company had U.S. dollar spot and forward currency contracts to buy $728.2 million and to sell $297.3 million against various foreign currencies. The Company also had euro forward currency contracts to buy
0.5 million euro against various foreign currencies and to sell 0.5 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates until August 2003. The Company had no option contracts outstanding at May 25, 2003.

     The Company's market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

OTHER CONTINGENCIES

     In the ordinary course of its business, the Company has pending various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company's consolidated financial position or results of operations.

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

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Exchange Management

     The Company manages foreign currency exposures primarily to maximize the U.S. dollar value over the long term. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. As a result, not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. For derivative instruments utilized in these transactions, changes in fair value are recorded in earnings. The Company holds derivative positions only in currencies to which it has exposure. The Company has established a policy for a maximum allowable level of losses on financial instruments that may occur as a result of its currency exposure management activities. The maximum level of loss is based on a percentage of the total forecasted currency exposure being managed.

     The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties and cash management.

     The derivative instruments used to manage sourcing exposures do not qualify for hedge accounting treatment and are recorded at their fair value. Any changes in fair value are included in "Other (income) expense, net."

     The Company manages its net investment position in its subsidiaries in major currencies by using swap contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently included in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit. At May 25, 2003, the fair value of qualifying net investment hedges was a $7.2 million net liability with the corresponding unrealized loss recorded in "Accumulated other comprehensive income (loss)." At May 25, 2003, $0.4 million realized loss has been excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at May 25, 2003 represented a $0.4 million net liability, and changes in their fair value are included in "Other (income) expense, net."

     The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of May 25, 2003, a $2.1 million unrealized gain related to the translation effects of the yen-denominated Eurobond was recorded in "Accumulated other comprehensive income (loss)."

     As of May 25, 2003, the Company holds no derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The Company does enter into contracts managing forecasted intercompany royalty flows that do not qualify as cash flow hedges and are recorded at their fair value. Any changes in fair value are included in "Other (income) expense, net."

     The derivative instruments utilized in transactions managing cash management exposures are currently marked to market at their fair value and any changes in fair value are recorded in "Other (income) expense, net." The Company offsets relevant daily cash flows by currency among its affiliates. As a result, the Company hedges only its net foreign currency exposures with external parties.

     The Company also entered into transactions managing the exposure related to the Euro notes issued on January 18, 2001. These derivative instruments are currently marked to market at their fair value and any changes in fair value are recorded in "Other (income) expense, net."

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


Interest Rate Management

     The Company is exposed to interest rate risk. It is the Company's policy and practice to use derivative instruments to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of May 25, 2003.

     The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange and interest rate management activities reported in "Other (income) expense, net."

                                     Three Months Ended                                      Six Months Ended
                                     ------------------                                      ----------------
                                May 25, 2003            May 26, 2002                 May 25, 2003             May 26, 2002
                                ------------            ------------                 ------------             ------------
                   Other (income) expense, net  Other (income) expense, net  Other (income) expense, net  Other (income) expense,net
                   ---------------------------  ---------------------------  ---------------------------  --------------------------
                    Realized      Unrealized     Realized       Unrealized    Realized       Unrealized    Realized      Unrealized
                    --------      ----------     --------       ----------    --------       ----------    --------      ----------
                                      (Dollars in Thousands)                              (Dollars in Thousands)

Foreign Exchange
Management          $18,615        $2,318         $(7,850)        $28,642      $54,751        $2,564       $(5,245)       $26,399
                    =======        ======         =======         =======      =======        ======       =======        =======

Interest Rate
Management          $     -        $    -         $     -         $     -      $     -        $    -       $2,266 (1)     $(2,266)
                    =======        ======         =======         =======      =======        ======       =======        =======

 (1) Recorded as an increase to interest expense

     The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in "Accumulated other comprehensive income (loss)" ("Accumulated OCI") balances. Accumulated OCI is a section of Stockholders' Deficit.

                                                       May 25, 2003                    November 24, 2002
                                                       ------------                    -----------------
                                                Accumulated OCI gain (loss)        Accumulated OCI gain (loss)
                                                ---------------------------        ---------------------------
                                                 Realized        Unrealized         Realized        Unrealized
                                                 --------        ----------         --------        ----------
                                                                      (Dollars in Thousands)
        Foreign Exchange Management

        Net Investment Hedges
            Derivative Instruments                 $21,295         $(7,140)          $39,818           $  (96)
            Yen Bond                                     -           2,116                 -            5,277

        Cumulative income taxes                     (7,879)          1,858           (14,732)          (1,917)
                                                   -------         -------           -------           ------

                          Total                    $13,416         $(3,166)          $25,086           $3,264
                                                   =======         =======           =======           ======

      The table below gives an overview of the fair values of derivative instruments associated with our foreign exchange management activities that are reported as an asset or (liability).

                                             May 25,            November 24,
                                              2003                 2002
                                              ----                 ----
                                           Fair value            Fair value
                                        asset (liability)    asset (liability)
                                        -----------------    -----------------
                                                 (Dollars in Thousands)

    Foreign Exchange Management             $(12,460)             $(2,851)
                                            ========              =======

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 8:  GUARANTEES

      In the ordinary course of business, the Company enters into agreements containing indemnification provisions pursuant to which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company's trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts are generally not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of significant payment obligations to third parties is remote and that any such amounts would be immaterial.

     The Company is party to agreements containing guarantee provisions related to profit levels of certain European franchise retail stores over a five-year period ending in November 2005. Under the agreements, the Company must make a payment to the franchisee if the aggregate income before taxes in any year for the particular retail stores, as defined in the agreement, is less than approximately $0.5 million. The maximum potential payment under the agreement for each fiscal year through November 2005 is based on the maximum annual fixed costs of the store's operations and is estimated to be approximately $3 million. Amounts paid to date related to this agreement are immaterial.


NOTE 9:  DEFERRED COMPENSATION PLAN

      On January 1, 2003, the Company adopted a nonqualified deferred compensation plan ("Plan") for executives and outside directors. As of May 25, 2003, Plan liabilities totaled $25.8 million, a portion of which approximately $3.5 million is funded by an irrevocable grantor's trust ("Rabbi Trust") established on January 1, 2003. The Plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan.

     The obligations of the Company under the Rabbi Trust consist of the Company's unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. In the event that the fair market value of the Rabbi Trust assets as of any valuation date before a change of control is less than 90% of the Rabbi Trust funding requirements on such date, the Company must make an additional contribution to the Rabbi Trust in an amount sufficient to bring the fair market value of the assets in the Rabbi Trust up to 90% of the trust funding requirement. The Rabbi Trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. The assets of the Rabbi Trust and the Company's liability to the Plan participants are reflected in "Other long-term assets" and "Long-term employee related benefits," respectively, on the Company's consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Changes in the fair value of the securities are recorded in "Other (income) expense, net." Changes in the liabilities are included in "Marketing, general and administrative expenses."

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


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

     The Company evaluates performance and allocates resources based on regional profits or losses. Regional profits, or earnings contribution, exclude net interest expense, special compensation program expenses, restructuring charges, net of reversals and expenses that are controlled at the corporate level. Management financial information for the Company is as follows:

                                                                                  Asia         All
                                                         Americas    Europe     Pacific       Other     Consolidated
                                                         --------    ------     -------       -----     ------------
                                                                           (Dollars in Thousands)
THREE MONTHS ENDED MAY 25, 2003:
   Net sales.......................................      $560,610    $261,161   $108,259    $     --      $930,030
   Earnings contribution...........................        27,200      26,500     17,700          --        71,400
   Interest expense................................            --          --         --      63,346        63,346
   Corporate and other expense, net................            --          --         --      29,982        29,982
      Income (loss) before income taxes............            --          --         --          --       (21,928)

THREE MONTHS ENDED MAY 26, 2002:
   Net sales.......................................      $596,697    $241,373   $ 85,448    $     --      $923,518
   Earnings contribution...........................        84,215      45,304     15,189          --       144,708
   Interest expense................................            --          --         --      42,510        42,510
   Corporate and other expense, net................            --          --         --     236,034       236,034
      Income (loss) before income taxes............            --          --         --          --      (133,836)



                                                                                 Asia         All
                                                         Americas    Europe     Pacific       Other     Consolidated
                                                         --------    ------     -------       -----     ------------
                                                                            (Dollars in Thousands)
SIX MONTHS ENDED MAY 25, 2003:
   Net sales.......................................    $1,074,777    $535,531   $194,811    $     --     $1,805,119
   Earnings contribution...........................        49,700      69,200     34,900          --        153,800
   Interest expense................................            --          --         --     123,026        123,026
   Corporate and other expense, net................            --          --         --      92,851         92,851
      Income (loss) before income taxes............            --          --         --          --        (62,077)

SIX MONTHS ENDED MAY 26, 2002:
   Net sales.......................................    $1,198,037    $501,998   $158,767    $     --     $1,858,802
   Earnings contribution...........................       164,202     105,328     29,264          --        298,794
   Interest expense................................            --          --         --      90,533         90,533
   Corporate and other expense, net................            --          --         --     274,681        274,681
      Income (loss) before income taxes............            --          --         --         --         (66,420)

                       LEVI STRAUSS & CO. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                   (Unaudited)


NOTE 11: SUBSEQUENT EVENT

     On June 25, 2003, the Company amended its senior secured credit facility to increase the maximum permitted consolidated leverage ratio for the third quarter of 2003 and delay the scheduled tightening of the consolidated interest coverage ratio, consolidated leverage ratio and consolidated fixed charge coverage ratio covenants as follows:

    o the maximum permitted consolidated leverage ratio is 6.25 times Consolidated EBITDA (as defined in the credit agreement) ("EBITDA") on the last day of June and July 2003, decreases progressively to 5.10 times EBITDA as of the end of November 2003 and decreases progressively thereafter to be 3.00 times EBITDA as of the end of March 2006 and thereafter;

    o the minimum consolidated interest coverage ratio is 1.75 times EBITDA through the fiscal quarter ended February 2004, 1.90 times EBITDA for the fiscal quarter ended May 2004, 2.00 times EBITDA for the fiscal quarters ended August and November 2004, 2.25 times EBITDA for all four fiscal quarters in 2005 and 2.50 times EBITDA for the fiscal quarters ended February, May and August 2006;

    o the minimum consolidated fixed charge coverage ratio is 1.00 times EBITDA for the fiscal quarters ended February and May 2003, 1.20 times EBITDA for the fiscal quarters ending August and November 2003 and is then reduced to 1.10 times EBITDA through the fiscal quarter ended February 2004; the ratio increases to 1.25 times EBITDA for the remaining fiscal quarters of 2004 and the first three fiscal quarters of 2005 and thereafter through the fiscal quarter ending August 2006 is
         1.00 times EBITDA; and

    o    no change was made to the senior secured leverage ratio.

The amendment to the senior secured credit facility increased the Company's interest rates by 25 basis points. The interest rate for the revolving credit facility varies: for Eurodollar Rate Loans and Letters of Credit, from 3.50% to 4.25% over the Eurodollar Rate (as defined in the credit agreement) or, for Base Rate Loans, from 2.50% to 3.25% over the higher of (i) the Citibank base rate and (ii) the Federal Funds rate plus 0.50% (the "Base Rate"), with the exact rate in each case depending upon performance under specified financial criteria. The interest rate for the Tranche B term loan facility is 4.25% over the Eurodollar Rate or 3.25% over the Base Rate. The amendment also altered certain definitions relative to the financial ratios, including amending the definition of Consolidated EBITDA to revise the treatment of restructuring and restructuring related charges.

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

                                                                    Three Months Ended              Six Months Ended
                                                                    ------------------              ----------------
                                                                  May 25,         May 26,       May 25,        May 26,
                                                                   2003            2002          2003           2002
                                                                   ----            ----          ----           ----

Net sales......................................................   100.0%         100.0%        100.0%          100.0%
Cost of goods sold.............................................    58.7           60.0          58.8            58.7
                                                                  -----          -----         -----           -----
Gross profit...................................................    41.3           40.0          41.2            41.3
Marketing, general and administrative expenses.................    36.9           34.5          36.9            33.2
Other operating (income).......................................    (1.0)          (0.9)         (0.9)           (0.8)
Restructuring charges, net of reversals........................    (0.6)          15.3          (0.5)            7.6
                                                                  -----          -----         -----           -----
Operating income (loss)........................................     6.1           (8.9)          5.8             1.3
Interest expense...............................................     6.8            4.6           6.8             4.9
Other (income) expense, net....................................     1.6            1.0           2.4             0.0
                                                                  -----          -----         -----           -----
Income (loss) before taxes.....................................    (2.4)         (14.5)         (3.4)           (3.6)
Income tax expense (benefit)...................................    (0.9)          (6.3)         (1.3)           (1.8)
                                                                   -----          -----         -----           -----
Net income (loss)..............................................    (1.4)%         (8.2)%        (2.1)%          (1.8)%
                                                                   ====           ====          ====            ====



                                                                    Three Months Ended              Six Months Ended
                                                                    ------------------              ----------------
                                                                  May 25,         May 26,       May 25,        May 26,
                                                                   2003            2002          2003           2002
                                                                   ----            ----          ----           ----
NET SALES SEGMENT DATA:
Geographic
       Americas................................................    60.3%          64.6%         59.5%           64.5%
       Europe..................................................    28.1           26.1          29.7            27.0
       Asia Pacific............................................    11.6            9.3          10.8             8.5


     Consolidated net sales. Net sales for the three months ended May 25, 2003 increased 0.7% to $930.0 million, as compared to $923.5 million for the same period in 2002. Net sales for the six months ended May 25, 2003 decreased 2.9% to $1,805.1 million, as compared to $1,858.8 million for the same period in 2002. If currency exchange rates were unchanged from the prior year periods, net sales would have decreased approximately 4.7% and 8.0% for the three and six months ended May 25, 2003, respectively. The decreases in constant currency sales for the three and six months ended May 25, 2003 compared to the prior year periods reflect the weak economic and retail climates, reduced consumer confidence and pricing pressures in most markets in which we operate.

      As a result of the weak economic and retail conditions in most major markets around the world, with no indication of improvement in the near future, we anticipate that full year 2003 net sales on a constant currency basis will be approximately flat compared to 2002. We expect sales growth in the second half of 2003 to offset the sales decrease in the first half of 2003. We expect our sales growth for the second half of 2003 to be driven primarily by our introduction of the Levi Strauss Signature(TM) brand in Wal-Mart Stores, Inc. in the United States. Later in 2003, we will introduce the Levi Strauss Signature(TM) brand into the mass channel in Canada and several countries in the Asia Pacific region, and we plan to launch in Europe in 2004.

     Americas net sales. In the Americas, net sales for the three months ended May 25, 2003 decreased 6.0% to $560.6 million, as compared to $596.7 million for the same period in 2002. Net sales for the six months ended May 25, 2003 decreased 10.3% to $1,074.8 million, as compared to $1,198.0 million for the same period in 2002. If currency exchange rates were unchanged from 2002, net sales would have declined 5.5% and 9.8% for the three and six months ended May 25, 2003, respectively, compared to the same periods in 2002.

     We believe the decline in Americas net sales was driven by a number of factors, including the following:

     o persistently soft market conditions, particularly in men's apparel, which accounts for a large part of our business;
     o  depressed retail sales due to sagging consumer spending;
     o inventory reduction initiatives following a poor first quarter for retailers;
     o cancellations of both Levi's(R) and Dockers(R) sales orders attributable to adverse retail conditions;
     o weaker than anticipated response to Levi's(R) Type 1(TM) jeans in the United States; and
     o the impact of selective wholesale price reductions and higher sales promotions and incentives offered to our retail customers to improve their economics.

     In this difficult retail environment, we continue to focus on providing innovative product to consumers in every channel of distribution. We have nearly completed our product line transitions and overhauls in our core Levi's(R) and Dockers(R) brands, and in the Dockers(R) brand, our Go Khaki! with Stain Defender(TM) products are performing well. With the rollout of the Levi Strauss Signature(TM) brand, our products will be available to consumers in nearly all channels of distribution, from high-end specialty stores to department and chain stores, as well as to mass merchants.

     Europe net sales. In Europe, net sales for the three months ended May 25, 2003 increased 8.2% to $261.2 million, as compared to $241.4 million for the same period in 2002. Net sales for the six months ended May 25, 2003 increased 6.7% to $535.5 million, as compared to $502.0 million for the same period in 2002. On a constant currency basis, net sales would have decreased by approximately 10.3% and 10.7% for the three and six months ended May 25, 2003, respectively, compared to the same periods in 2002.

     Europe net sales have been impacted by similar market conditions to those in the United States. In some European markets, conditions have been more severe than in the United States. These market conditions include weak economies, low consumer confidence, price deflation in apparel, and a depressed retail environment. These conditions particularly impacted our core replenishment business in the region, specifically replenishment of the 501(R) jeans, as retailers have adopted more conservative purchasing patterns to reduce high inventory levels. A less favorable product mix also contributed to our constant currency sales decrease in the second quarter of 2003 as retail customers turned to a higher proportion of lower priced products.

     In Europe, we are introducing product and marketing initiatives to drive demand in our business. The Levi's(R) Type 1(TM) jeans product line and a new updated fit for Levi's(R) 501(R) jeans have received positive response from European consumers.

     Asia Pacific net sales. In our Asia Pacific region, net sales for the three months ended May 25, 2003 increased 26.7% to $108.3 million, as compared to $85.4 million for the same period in 2002. Net sales for the six months ended May 25, 2003 increased 22.7% to $194.8 million, as compared to $158.8 million for the same period in 2002. If exchange rates were unchanged from the prior year periods, net sales would have increased approximately 17.2% and 14.6% for the three and six months ended May 25, 2003, respectively.

     In some countries in the region, we continued to report double-digit net sales increases for the three and six months ended May 25, 2003 compared to the same periods in 2002, and these increases more than offset lower sales in other countries in the region that are facing difficult retail conditions. In Japan, which accounted for approximately 55% of our business in the Asia Pacific region for the first half of 2003, net sales for the three and six months ended May 25, 2003 increased approximately 20% and 22%, respectively, on a constant currency basis compared to the same periods in 2002. Sales growth reflected the positive impact of our new products, improved retail presentation and our ability to reach more consumers with a broader range of price points. The results in Japan also reflected the opening of additional independently owned retail stores dedicated to the Levi's(R) brand. Levi's(R) Type 1(TM) products and the revitalized 501(R) jeans have performed well in the region.

     Gross profit. Gross profit for the three months ended May 25, 2003 was $384.6 million compared with $369.5 million for the same period in 2002. Gross profit for the six months ended May 25, 2003 was $744.0 million compared with $768.1 million for the same period in 2002. For the three and six months ended May 25, 2003, gross profit benefited from the translation impact of the stronger foreign currency of approximately $27 million and $48 million, respectively. Gross profit as a percentage of net sales, or gross margin, for the three months ended May 25, 2003 increased to 41.3% compared to 40.0% for the same period in 2002. Gross margin for the six months ended May 25, 2003 was 41.2%, essentially flat compared to 41.3% for the same period in 2002.

     Factors impacting our gross margin included the following:

        o gross margin does not include, as in prior periods, postretirement medical benefits related to manufacturing employees: because we have closed most of our manufacturing plants in the U.S., these costs, which totaled approximately $13 million and $23 million for the three and six months ended May 25, 2003, respectively, are now reflected in marketing, general and administrative expenses;
        o gross margin benefited from improvements in the process of estimating potential excess inventory, resulting in a reduction of inventory valuation reserves by approximately $6 million and $11 million for the three and six months ended May 25, 2003, respectively; at May 25, 2003, inventory valuation reserves were $61.5 million;
        o stronger foreign currency resulted in lower sourcing costs than in 2002 because the majority of our cost of fabric is dollar-denominated;
        o cost savings from our 2002 plant closures were invested in retailer sales promotions and incentives, and product innovation; and
        o for the three and six months ended May 26, 2002, expenses of $30.1 million, representing 3.3% and 1.6%, respectively, of sales, were incurred primarily for workers' compensation and pension enhancements in the U.S. associated with plant closures in the U.S. and Scotland, and these expenses adversely impacted gross margin.

      Taking all of the above factors into account, gross margins for the three and six months ended May 25, 2003, were lower compared to the same periods last year. In response to demanding market conditions, we plan to continue to invest in product innovation and better economics for our retail customers. However, we continue to expect that our gross margin for the full year 2003 will be approximately 40% to 42%.

      Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead, and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities as these costs vary with product volume. We include substantially all the costs related to receiving and inspection at distribution centers, warehousing and other activities associated with our distribution network in marketing, general and administrative expenses. Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network in cost of goods sold.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended May 25, 2003 increased 7.7% to $343.4 million compared to $318.8 million for the same period in 2002, and for the six months ended May 25, 2003 increased 8.0% to $666.9 million compared to $617.7 million for the same period in 2002. As a percentage of sales, these expenses increased to 36.9% for the three months ended May 25, 2003 compared to 34.5% for the same period in 2002, and to 36.9% for the six months ended May 25, 2003 compared to 33.2% for the same period last year.

     The following factors impacted the increase in marketing, general and administrative expenses for the three and six months ended May 25, 2003:

        o the foreign currency translation impact of approximately $21 million and $36 million for the three and six months ended May
              25, 2003, respectively;
        o postretirement medical benefits related to manufacturing employees as discussed above under "Gross profit;" and
        o     expenses associated with our entry into the mass channel.

     In addition, for the six months ended May 25, 2003, we recorded a cumulative adjustment to recognize rent expense on a straight-line basis over the lease terms, which resulted in a non-recurring, non-cash charge of approximately $21 million. We believe that the cumulative effect of the non-recurring, non-cash charge is not material to our historical operations in any period or to the trend of reported results of operations.

     For the three and six months ended May 25, 2003, marketing, general and administrative expenses also included long-term incentive compensation expense of $19 million and $38 million, respectively. Offsetting these items were reversals of expenses recognized in prior periods of approximately $27 million and $49 million for the three and six months ended May 25, 2003, respectively, reflecting the aggregate change in expected payouts. As a result, we recognized a net expense reduction of $8 million and $11 million for the three and six months ended May 25, 2003, respectively. For the three and six months ended May 26, 2002, long-term incentive compensation expense was $20 million and $40 million, respectively. For the three and six months ended May 25, 2003, marketing, general and administrative expenses also include annual incentive compensation expense of $2 million and $4 million, respectively. Offsetting these items were reversals of expenses recognized in prior periods of approximately $7 million and $4 million for the three and six months ended May 25, 2003, respectively, reflecting the aggregate change in expected payouts. As a result, we recognized a net expense reduction of $5 million for the three months ended May 25, 2003, causing a net expense of $0 for the six months ended May 25, 2003. For the three and six months ended May 26, 2002, annual incentive compensation expense was $6.9 million and $17.4 million, respectively.

     Advertising expense for the three months ended May 25, 2003 increased 24.5% to $86.7 million, compared to $69.6 million for the same period in 2002. Advertising expense for the six months ended May 25, 2003 increased 14.5% to $155.5 million, compared to $135.7 million for the same period in 2002. Advertising expense as a percentage of sales for the three months ended May 25, 2003 increased to 9.3%, compared to 7.5% for the same period in 2002, and for the six months ended May 25, 2003 increased to 8.6%, compared to 7.3% for the same period in 2002. Advertising expense for the three and six months ended May 25, 2003 reflected a foreign currency translation impact of approximately $8 million and $12 million, respectively. In addition, we accelerated our marketing initiatives for Levi's(R) Type 1(TM) jeans to support the launch of this line in Europe, which resulted in costs of approximately $15 million during the second quarter of 2003. We continue to expect that full year 2003 advertising expense as a percentage of sales will be in the range of 7% to 8%.

     Marketing, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses for the three and six months ended May 25, 2003 were $52.0 million and $97.3 million, respectively, compared to $44.7 million and $87.8 million for the same periods last year. The increases were primarily due to expenses associated with our entry into the mass channel.

     We expect full year 2003 marketing, general and administrative expenses as a percentage of sales to be in the range of 32% to 34%.

     Other operating income. Licensing income for the three months ended May 25, 2003 increased 14.6% to $9.8 million compared to $8.5 million for the same period in 2002. Licensing income for the six months ended May 25, 2003 increased 16.7% to $17.1 million compared to $14.6 million for the same period in 2002. The increases reflect a higher number of licensees, higher sales of licensed accessories such as hosiery, footwear and sleepwear, and the introduction of licensed bed and bath products.

     Restructuring charges, net of reversals. For the three and six months ended May 25, 2003 we had reversals of $5.5 million and $9.7 million, respectively, of previously recorded restructuring charges relating to prior years' reorganization initiatives. For the three and six months ended May 26, 2002 we had restructuring charges, net of reversals, of $141.1 million, primarily associated with the closure of manufacturing plants in 2002. (See "Restructuring charges, net of reversals" below.)

     Operating income (loss). Operating income for the three months ended May 25, 2003 was $56.4 million compared to an operating loss of $(81.8) million for the same period in 2002. Operating income for the six months ended May 25, 2003 was $103.9 million compared to $23.9 million for the same period in 2002. Operating income as a percentage of sales, or operating margin, was 6.1% for the three months ended May 25, 2003 compared to (8.9)% for the same period last year, and 5.8% for the six months ended May 25, 2003 compared to 1.3% for the same period last year.

     For the three and six months ended May 26, 2002, operating income (loss) included restructuring charges, net of reversals of $141.1 million and restructuring related expenses of $30.1 million primarily associated with the closure of manufacturing plants that year. For the three and six months ended May 25, 2003, operating income included a reversal of $5.5 million and $9.7 million, respectively, associated with restructuring charges relating to prior years' restructuring initiatives. Excluding the restructuring charges, net of reversals and related expenses, operating income for the three months ended May 25, 2003 was $51 million, resulting in a 5.5% operating margin, and $89 million, resulting in a 9.7% operating margin for the same period last year. Excluding the restructuring charges, net of reversals and related expenses, operating income for the six months ended May 25, 2003 was $94 million, resulting in a 5.2% operating margin, compared to $195 million, and a 10.5% operating margin, for the same period last year.

     The decrease in operating income for the three and six months ended May 25, 2003 was primarily attributable to lower sales, lower gross margin and an increase in marketing, general and administrative expenses. We expect full year 2003 operating margin to be in the range of 8% to 10%. In addition, depreciation and amortization expense for the full year 2003 is expected to be in the range of $60 million to $65 million.

     Interest expense. Interest expense for the three months ended May 25, 2003 increased 49.0% to $63.3 million compared to $42.5 million for the same period in 2002. Interest expense for the six months ended May 25, 2003 increased 35.9% to $123.0 million compared to $90.5 million for the same period in 2002. The higher interest expense was primarily due to higher average debt balances and higher effective interest rates in 2003.

     The weighted average cost of borrowings for the three months ended May 25, 2003 and May 26, 2002 was 9.65% and 8.33%, respectively. The weighted average cost of borrowings for the six months ended May 25, 2003 and May 26, 2002 was 9.96% and 8.82%, respectively, excluding the write-off of fees. The increase in the weighted average interest rate reflects the issuance during the first quarter of 2003 of $575 million of senior notes due 2012 at an interest rate of 12.25%. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under unfunded deferred compensation plans and other items.

     Other (income) expense, net. Significant components of other (income) expense, net are summarized below:

                                                                    Three Months Ended              Six Months Ended
                                                                    ------------------              ----------------
                                                                  May 25,         May 26,       May 25,        May 26,
                                                                   2003            2002          2003           2002
                                                                   ----            ----          ----           ----
                                                                                    (Dollars in Thousands)
        Currency transaction (gains) losses, net............      $14,151         $11,495       $40,602       $ 5,564
        Interest (income)...................................       (1,168)           (608)       (2,659)       (1,057)
        (Gains) losses on disposal of assets, net...........       (1,950)           (975)       (6,109)         (771)
        Loss on early extinguishment of debt................        5,568              --        14,395            --
        Other...............................................       (1,607)           (413)       (3,325)       (3,914)
                                                                  -------         -------       -------       -------
          Total.............................................      $14,994         $ 9,499       $42,904       $  (178)
                                                                  =======         =======       =======       =======

     Currency transaction (gains) losses include net losses of our foreign exchange management contracts of $20.9 million and $20.8 million for the three months ended May 25, 2003 and May 26, 2002, respectively. For the six months ended May 25, 2003 and May 26, 2002, net losses on foreign exchange management contracts were $57.3 million and $21.2 million, respectively. The remaining amounts primarily reflect net gains resulting from remeasurement of foreign currency transactions. The increase in interest income for the three and six months ended May 25, 2003 was predominately due to an increase in cash investments as a result of our 2003 refinancing activities. The net gain on disposal of assets for the three and six months ended May 25, 2003 was primarily related to the sale of fixed assets associated with our 2002 U.S. plant closures. The loss on early extinguishment of debt for the three months ended May 25, 2003 primarily related to the purchase of $327 million of our 6.80% notes due November 1, 2003. The loss on early extinguishment of debt for the six months ended May 25, 2003 primarily related to unamortized bank fees associated with refinancing our 2001 bank credit facility and the purchase of $327 million of the 6.80% notes.

     Income tax expense (benefit). Income tax benefit was $(8.6) million for the three months ended May 25, 2003 compared to $(58.2) million for the same period in 2002. Income tax benefit was $(24.2) million for the six months ended May 25, 2003 compared to $(33.2) million for the same period in 2002. Our effective income tax rate was 39.0% for the three and six months ended May 25, 2003 compared to 43.5% for the three months ended May 26, 2002 and 50.0% for the six months ended May 26, 2002. The higher effective income tax rate in 2002 reflected the computational effect of expenses not deductible for tax purposes on the lower earnings base for the full year 2002 due to restructuring charges, net of reversals and related expenses.

     Net income (loss). Net loss for the three months ended May 25, 2003 was $(13.4) million compared to $(75.7) million for the same period in 2002. Net loss for the six months ended May 25, 2003 was $(37.9) million compared to $(33.2) million for the same period in 2002. The net loss for the three and six months ended May 25, 2003 primarily reflected lower sales, lower gross margin, higher marketing, general and administrative expenses, higher interest expense and the impact of currency volatility on our foreign exchange management activities. The net loss for the three and six months ended May 26, 2002 reflected significant restructuring charges, net of reversals and related expenses.


RESTRUCTURING CHARGES, NET OF REVERSALS

Europe Distribution Center Reorganization Initiative

      As of May 25, 2003, we evaluated the impact of a reorganization initiative in Europe to streamline the distribution center activity and reduce operating costs in France, Belgium and Holland. During the second quarter of 2003, we reached an agreement for the severance packages of the French employees impacted by the initiative and recorded in marketing, general and administrative expenses an initial charge of $1.9 million associated with the displacement of approximately 45 employees. For fiscal years 2003 and 2004, we expect to incur additional employee-related restructuring costs associated with this initiative of approximately $2.0 million to $3.0 million, reflecting an estimated displacement of approximately 25 employees. We also expect to incur other restructuring costs, such as contract termination costs, of approximately $2.0 million to $4.0 million.

Europe Reorganization Initiative

     In November 2002, we announced a reorganization initiative in Europe that includes realigning our resources with our European sales strategy to improve customer service and reduce operating costs. This strategy affects our operations in several countries and involves moving from a country or regional-based sales organization to a key account structure. We recorded an initial charge of $1.6 million reflecting an estimated displacement of 40 employees.

      During the second quarter of 2003, we finalized an additional multi-country reorganization initiative in Europe to complete the realignment of our resources with our European sales strategy and further improve customer service and reduce operating costs. During the second quarter of 2003, we recorded in marketing, general and administrative expenses an initial charge of $1.3 million reflecting the displacement of approximately 15 employees who were terminated as of May 25, 2003. For 2003, we expect to incur additional employee-related costs associated with this initiative of approximately $2.0 million to $4.0 million, reflecting an estimated displacement of 20 employees.

U.S. Plant Closures

     For the six U.S. plant closures, we recorded an initial charge in the second quarter of 2002 of $129.7 million that included a non-cash asset write-off of $22.7 million. The six manufacturing plants were closed in 2002. For the three and six months ended May 25, 2003, we reversed charges of $5.5 million and $9.5 million, respectively, due to lower than anticipated costs associated with providing employee benefits, lower than anticipated costs to sell or exit facilities, and updated estimates and assumptions relating to our sewing and finishing contractors.

Corporate Restructuring Initiative

     In November 2001, we instituted various reorganization initiatives in the U.S. to simplify product lines and realign resources to those product lines. During the first quarter of 2003, we reversed $0.2 million for lower than anticipated severance and benefit costs due to attrition.

     The total balance of the reserves at May 25, 2003 was $24.1 million compared to $65.6 million at November 24, 2002. The majority of the reserves are expected to be utilized by the end of 2003. The following table summarizes the activities and liability balances associated with the plant closures and restructuring initiatives:

                                                                               May 25,      November 24,
                                                                                 2003          2002
                                                                                 ----          ----
                                                                                (Dollars in Thousands)
    2003 Europe Distribution Center Reorganization Initiative............      $ 1,907       $    --
    2003 Europe Reorganization Initiative................................          925            --
    2002 Europe Reorganization Initiative................................          589         1,366
    2002 U.S. Plant Closures.............................................       20,252        62,089
    2001 Corporate Restructuring Initiatives.............................          406         2,121
                                                                                ------       -------
         Total...........................................................      $24,079       $65,576
                                                                               =======       =======

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements have been to fund working capital and capital expenditures. As of May 25, 2003, total cash and cash equivalents, including restricted cash, was $144.4 million, a $47.9 million increase from the $96.5 million cash balance reported as of November 24, 2002. The increase reflected the issuance in the first quarter of 2003 of the 12.25% senior unsecured notes due 2012 and entry into the senior secured credit facility. The increase was partially offset by purchases of the 6.80% notes due November 2003. Under the senior secured credit facility, we are required to have funds segregated in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of May 25, 2003, this amount was $23.4 million and is separately identified on the balance sheet as "Restricted cash."

     As of May 25, 2003, our senior secured credit facility consisted of $368.0 million of term loans and a $375.0 million revolving credit facility. There were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $168.6 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $206.4 million. Included in the $168.6 million of letters of credit at May 25, 2003 were $130.3 million of standby letters of credit with various international banks, of which $52.1 million serve as guarantees by the creditor banks to cover U.S. workers' compensation claims. We pay fees on the standby letters of credit and borrowings against letters of credit are subject to interest at various rates.

      At May 25, 2003, we had unsecured and uncommitted short-term credit lines available totaling $35.3 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

       Debt, net of cash on hand was $2.2 billion as of May 25, 2003. This reflected an increase of $420 million since November 24, 2002. The main reasons for this increase in debt were as follows:

         o we made payments to employees for our annual and long-term incentive compensation programs of approximately $100 million;
         o we paid $159 million for income taxes that included $110 million for the settlement of most issues related to tax years 1990 - 1995 as discussed below;
         o  our cash outlay for restructuring initiatives was $35 million;
         o  we made interest payments of $78 million;
         o  we paid $35 million for capital expenditures;
         o the foreign currency translation impact of our Yen and Euro denominated debt increased our debt level by approximately $22 million; and
         o net working capital was primarily unchanged, reflecting increases in inventories, offset by lower accounts receivable and accounts payable.

       We expect 2003 year-end debt less cash on hand to be approximately $250 to $300 million higher than the 2002 year-end debt less cash on hand, in light of continuing weak economic and retail conditions worldwide. We expect our 2003 debt less cash on hand to peak in the third quarter at approximately $600 million higher than the 2002 year-end level, less cash on hand. The anticipated peak debt level principally results from seasonal working capital needs, an increase in accounts receivable and inventories, and growth associated with our entry into the mass channel in the United States, as well as the factors listed above. We expect third quarter 2003 cash from operations will not be sufficient to cover the expected increases in working capital, but that we will have adequate liquidity to absorb increased debt during the second half of 2003.

       During 2002, we reached a settlement with the Internal Revenue Service on most of the issues in connection with the examination of our income tax returns for the years 1990 through 1995. As a result, we made a net payment of approximately $110 million to the Internal Revenue Service in March 2003. Our consolidated U.S. income tax returns for the years 1996 to 1999, and certain open issues relating to earlier years, are presently under examination by the Internal Revenue Service. We cannot assure you that we will be able to reach a settlement for 1996 to 1999, and for other open issues, on terms that are acceptable to us. In addition, our income tax returns for other years may be the subject of future examination by tax authorities. An adverse outcome resulting from any settlement or future examination may lead to a deficiency in our provision for income taxes on our income statement and may adversely affect our liquidity. In addition, changes to our income tax provision or in the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

       We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. Based on the fair value of plan assets and interest rates estimated as of November 24, 2002, we recorded a charge of $86.0 million, net of tax of $49.9 million, to stockholders' deficit. This charge reflects the after tax additional minimum pension liability due to pension obligations exceeding assets. As a result of the projected deficit, we expect to make additional pre-tax contributions to the pension plans during the next four years, including expected cash contributions of approximately $20 to $25 million in December 2003.

       We have no material off-balance sheet debt obligations or unconditional purchase commitments other than operating lease commitments. Our total short-term and long-term debt principal payments as of May 25, 2003 and minimum operating lease payments for facilities, office space and equipment as of November 24, 2002 for the next five years and thereafter are as follows:

                                                                      Principal      Minimum Operating
                                                                      Payments*        Lease Payments
                                                                      ---------        --------------
Year                                                                        (Dollars in Thousands)
----
2003..............................................................  $   38,505           $ 64,211
2004..............................................................     146,055             58,375
2005..............................................................     150,422             55,051
2006..............................................................     716,586             52,646
2007..............................................................          --             47,887
Thereafter........................................................   1,262,848            189,832
                                                                    ----------           --------
            Total.................................................  $2,314,416           $468,002
                                                                    ==========           ========

*The principal payments include $22.6 million of the outstanding 6.80% notes due November 1, 2003. Under the senior secured credit facility, we are required to have funds segregated in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of May 25, 2003, this amount was $23.4 million, which includes $0.8 million of accrued interest, and is separately identified on the balance sheet as "Restricted cash."

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

      Cash used for/provided by operating activities. Cash used for operating activities for the six months ended May 25, 2003 was $344.3 million, as compared to cash provided by operating activities of $113.6 million for the same period in 2002. Trade receivables decreased from November 24, 2002 primarily due to lower sales. Inventories increased from November 24, 2002 primarily due to the preparation for our entry into the mass channel, seasonal needs and excess Levi's(R) and Dockers(R) core products, which we believe has minimal markdown risk. Net working capital was largely unchanged, with increases in inventories largely offset by lower accounts receivable. Net deferred tax assets increased from November 24, 2002 primarily due to tax benefits associated with the 2003 six-month loss and the tax effects of the interest expense deduction from the audit settlement paid in March 2003 to the Internal Revenue Service. Other long-term assets increased from November 24, 2002 reflecting capitalized bank and underwriting fees relating to our first quarter 2003 debt financing transactions. Accounts payable and accrued liabilities increased on a reported basis from November 24, 2002. However, after taking into account currency fluctuations for the same period, accounts payable and accrued liabilities decreased.

      Restructuring reserves decreased from November 24, 2002 due to payments primarily related to prior years' restructuring initiatives. Accrued salaries, wages and employee benefits decreased from November 24, 2002 primarily due to payments in the first quarter of 2003 under our employee incentive compensation plans. This was partially offset by a reclassification from long-term employee benefits to accrued salaries, wages and employee benefits for expected payments in 2004 under our long-term employee incentive compensation plan. Accrued taxes decreased from November 24, 2002 primarily due to the tax audit settlement payment and other tax payments. Other long-term liabilities increased primarily due to a non-cash charge relating to a cumulative effect of a change in accounting for rent expense.

      Cash used for investing activities. Cash used for investing activities for the six months ended May 25, 2003 was $46.3 million compared to cash used for investing activities of $6.2 million during the same period in 2002. Cash used for investing activities for the six months ended May 25, 2003 resulted primarily from purchases of property, plant and equipment and realized losses on net investment hedges, partially offset by proceeds received on sales of property, plant and equipment. The purchases primarily related to systems enhancements. The proceeds received on the sale of property, plant and equipment arose mainly from the sale of assets associated with the U.S. plant closures. We expect capital spending of approximately $70 million in fiscal year 2003, primarily for systems enhancements.

      Cash provided by/used for financing activities. Cash provided by financing activities for the six months ended May 25, 2003 was $412.1 million, compared to cash used for financing activities of $94.9 million for the same period in 2002. Cash provided by financing activities during the six months ended May 25, 2003 primarily reflected the issuance of the 12.25% senior unsecured notes due 2012 and the 2003 Tranche B term loan facility, partially offset by the purchase of $327 million of the 6.80% notes due November 1, 2003 and the retirement of our European securitization.

Financial Condition

       Senior Secured Credit Facility. On January 31, 2003, we entered into a $750.0 million senior secured credit facility to replace our then existing 2001 credit facility. Our senior secured credit facility consists of a $375.0 million revolving credit facility expiring on March 31, 2006 and a $375.0 million Tranche B term loan facility expiring on July 31, 2006. We intend to use the borrowings under our senior secured credit facility for working capital or general corporate purposes. As of May 25, 2003, there were no outstanding borrowings under the revolving credit facility. Total availability under the revolving credit facility was reduced by $168.6 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $206.4 million. As of May 25, 2003, the principal balance of the Tranche B term loan was $368.0 million.

      Our Tranche B term loan facility is subject to repayment based on a specified scheduled amortization, with the final payment of all amounts outstanding due on July 31, 2006. We are required to make principal amortization payments on the Tranche B term loan facility at a quarterly rate beginning in May 2003, with the substantial majority of the quarterly payments being due beginning in the quarter ending in November 2005.

      As of May 25, 2003, the interest rate for our revolving credit facility varied: for eurodollar rate loans, from 3.25% to 4.00% over the eurodollar rate (as defined in the credit agreement) or, for base rate loans, from 2.25% to 3.00% over the higher of the Citibank base rate and the Federal Funds rate plus 0.50%, with the exact rate depending upon our performance under specified financial criteria. As of May 25, 2003, the interest rate for our Tranche B term loan facility was 4.00% over the eurodollar rate or 3.00% over the base rate. On June 25, 2003, we amended our senior secured credit facility as discussed below.

       The senior secured credit facility also requires that we segregate sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003 and allows for repurchase of these bonds prior to their maturity. As of May 25, 2003, this amount was $23.4 million, which includes $0.8 million of accrued interest, and is separately identified on the balance sheet as "Restricted cash."

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

      The senior secured credit facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on our and our subsidiaries' ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure. The senior secured credit facility also contains financial covenants that we must satisfy on an ongoing basis, including maximum leverage ratios and minimum coverage ratios. As of May 25, 2003, we were in compliance with the financial covenants under the senior secured credit facility.

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

     On June 25, 2003, we amended our senior secured credit facility to increase the maximum permitted consolidated leverage ratio for the third quarter of 2003 and delay the scheduled tightening of the consolidated interest coverage ratio, consolidated leverage ratio and consolidated fixed charge coverage ratio covenants as follows:

     o the maximum permitted consolidated leverage ratio is 6.25 times Consolidated EBITDA (as defined in the credit agreement) ("EBITDA") on the last day of June and July 2003, decreases progressively to 5.10 times EBITDA as of the end of November 2003 and decreases progressively thereafter to be 3.00 times EBITDA as of the end of March 2006 and thereafter;

     o the minimum consolidated interest coverage ratio is 1.75 times EBITDA through the fiscal quarter ended February 2004, 1.90 times EBITDA for the fiscal quarter ended May 2004, 2.00 times EBITDA for the fiscal quarters ended August and November 2004, 2.25 times EBITDA for all four fiscal quarters in 2005 and 2.50 times EBITDA for the fiscal quarters ended February, May and August 2006;

     o the minimum consolidated fixed charge coverage ratio is 1.00 times EBITDA for the fiscal quarters ended February and May 2003, 1.20 times EBITDA for the fiscal quarters ending August and November 2003 and is then reduced to 1.10 times EBITDA through the fiscal quarter ended February 2004; the ratio increases to 1.25 times EBITDA for the remaining fiscal quarters of 2004 and the first three fiscal quarters of 2005 and thereafter through the fiscal quarter ending August 2006 is
         1.00 times EBITDA; and

     o   no change was made to the senior secured leverage ratio.

     The amendment to the senior secured credit facility increased our interest rates by 25 basis points. The interest rate for the revolving credit facility varies: for Eurodollar Rate Loans and Letters of Credit, from 3.50% to 4.25% over the Eurodollar Rate (as defined in the credit agreement) or, for Base Rate Loans, from 2.50% to 3.25% over the higher of (i) the Citibank base rate and
(ii) the Federal Funds rate plus 0.50% (the "Base Rate"), with the exact rate in each case depending upon performance under specified financial criteria. The interest rate for the Tranche B term loan facility is 4.25% over the Eurodollar Rate or 3.25% over the Base Rate. The amendment also altered certain definitions relative to the financial ratios, including amending the definition of Consolidated EBITDA to revise the treatment of restructuring and restructuring related charges.

     Senior Unsecured Notes Due November 1, 2003. Our 6.80% notes mature on November 1, 2003. During the first half of 2003, we purchased approximately $327 million in principal amount of the 6.80% notes using proceeds from the senior notes offering due 2012. Approximately $184 million of these repurchases resulted from a tender offer made by us on April 8, 2003 to purchase for cash any and all of the outstanding 6.80% notes, at a purchase price of $1,024.24 per $1,000.00 principal amount. The debt tender offer expired on May 7, 2003.

     At May 25, 2003, $22.6 million of these notes were outstanding. Under the senior secured credit facility, we are required to have funds segregated in an amount sufficient to repay the 6.80% notes at maturity (including any interim scheduled interest payments). As of May 25, 2003, the segregated amount was $23.4 million, which includes $0.8 million of accrued interest, and is separately identified on the balance sheet as "Restricted cash."

     Senior Unsecured Notes Due 2012. On December 4, 2002, January 22, 2003 and January 23, 2003, we issued a total of $575.0 million in notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. These notes are unsecured obligations that rank equally with all of our other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. The notes are callable beginning December 15, 2007. These notes were offered at a net discount of $3.7 million, which is amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $18.0 million are amortized over the term of the notes.

     We used approximately $125.0 million of the net proceeds from the notes offering to repay remaining indebtedness under our 2001 bank credit facility and approximately $327.0 million of the net proceeds to purchase the majority of the 6.80% notes due November 1, 2003. We intend to use the remaining net proceeds to refinance (whether through payment at maturity, repurchase or otherwise) the remainder of the 6.80% notes due November 1, 2003 and other outstanding indebtedness or for working capital or other general corporate purposes. At May 25, 2003, $22.6 million of the 6.80% notes were outstanding.

     The indenture governing these notes contain covenants that limit our and our subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or our subsidiaries' assets.

      If we experience a change in control as defined in the indenture governing the notes, then we will be required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. If these notes receive and maintain an investment grade rating by both Standard and Poor's and Moody's and we and our subsidiaries are and remain in compliance with the indenture, then we and our subsidiaries will not be required to comply with specified covenants contained in the indenture.

     Senior Notes Exchange Offer. In April 2003, as required under the registration rights agreement we entered into when we issued the $575.0 million aggregate principal amount of 12.25% notes due 2012, we filed a registration statement on Form S-4 under the Securities Act with the Securities and Exchange Commission relating to an exchange offer for the Notes (old notes). The exchange offer gave holders the opportunity to exchange the old notes for new notes. The new notes are identical in all material respects to the old notes except that the new notes are registered under the Securities Act. The exchange offer ended on June 17, 2003. As a result of the exchange offer, all but $9.1 million of the $575.0 million aggregate principal amount of old notes were exchanged for new notes.

     European Receivables Financing. On March 14, 2003, we terminated our European receivables securitization agreements and repaid the outstanding of the then equivalent amount of $54.3 million.

     Industrial Development Revenue Refunding Bond. On June 3, 2003 we repaid the outstanding amount of $10.0 million on the industrial development revenue refunding bond relating to our Canton, Mississippi customer serve center.

      Credit Ratings. On July 8, 2003, Fitch Ratings lowered our senior secured credit facility rating to "BB-" from "BB," our senior unsecured debt rating to "B" from "B+" and maintained a negative outlook. On July 3, 2003, Moody's Investors Service changed our rating outlook to negative from stable while confirming our senior unsecured debt rating of "B3," our senior implied rating of "B2" and our senior secured credit facility rating of "B1." These actions do not trigger any obligations or other provisions under our financing agreements or our other contractual relationships.

LITIGATION

Wrongful Termination Litigation

       On April 14, 2003, two former employees of our tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances on deferred tax assets. They also allege that, as a result of these and other tax-related transactions, our financial statements for several years violate generally accepted accounting principles and Securities and Exchange Commission regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by us to withhold information concerning these matters from our auditors and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. We plan to vigorously defend this litigation and filed our formal answer to the lawsuit in California Superior Court on May 23, 2003. In our answer we categorically deny all the allegations and spell out the reasons that led to the dismissal of these two employees. We also filed a cross complaint against them. We do not expect this litigation will have a material impact on our financial condition or results of operations.

       We have initiated a review concerning the tax issues raised in the lawsuit and the related allegations with respect to our financial statements. Our audit committee has retained independent counsel to conduct this review. This review is ongoing, and we expect that it will be completed in the next several weeks. In connection with the foregoing, we have communicated with the Securities and Exchange Commission on an informal basis.

Other Litigation

       In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

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

       We entered into cooperative advertising programs with certain customers. The majority of cooperative advertising programs were discontinued in the first quarter of fiscal 2002. We recorded payments to customers under cooperative advertising programs as marketing, general and administrative expenses because an identifiable benefit was received in return for the consideration and we could reasonably estimate the fair value of the advertising received. Cooperative advertising expense for the three months and six months ended May 25, 2003 was $0.7 million and $0.8 million, respectively.

      Inventory valuation. We value inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product selling price. In determining our expected selling prices, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current consumer preferences. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. Improvements in the process of estimating potential excess inventory resulted in a reduction of inventory valuation reserves by approximately $6 million and $11 million for the three and six months ended May 25, 2003, respectively.

      Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a current liability and primarily include employee severance, certain employee termination benefits, including out-placement services and career counseling, and resolution of contractual obligations. The principal components of the reserves relate to employee severance and termination benefits, which we estimate based on agreements with the relevant union representatives or plans adopted by us that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates. We adopted Statement of Financial Accounting Standards No. ("SFAS") 146 "Accounting for Costs Associated with Exit or Disposal Activities," as discussed in the section below.

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

      Derivatives and foreign exchange management activities. We recognize all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. We actively manage foreign currency exposures on an economic basis, using forecasts to develop exposure positions to maximize the U.S. dollar value over the long term. Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in "Other (income) expense, net" in the consolidated statement of operations. As a result, our net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge our net investment position in our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the "Accumulated other comprehensive income (loss)" section of Stockholders' Deficit.

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

New Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that goodwill and indefinite lived intangible assets not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" below). SFAS 142 also requires that all other intangible assets be amortized over their useful lives. We adopted SFAS 141 and SFAS 142 effective November 25, 2002. Beginning November 25, 2002, we discontinued the amortization of goodwill and indefinite lived intangible assets. Prior to November 25, 2002, goodwill and trademarks were amortized over an estimated useful life of 40 years.

     As of May 25, 2003 and November 25, 2002, our goodwill for both periods was $199.9 million, net of accumulated amortization of $151.6 million. As of May 25, 2003 and November 25, 2002, our trademarks were $43.0 million, net of accumulated amortization of $34.6 million and $42.8 million, net of accumulated amortization of $34.5 million, respectively. Our remaining identifiable intangible assets as of May 25, 2003 were not material. Amortization expense for goodwill and trademarks for 2002 was $8.8 million and $1.9 million, respectively. Future amortization expense with respect to our intangible assets as of May 25, 2003 is not expected to be material. As of November 25, 2002, our net book value for goodwill, trademarks, and other identifiable intangibles was $199.9 million, $42.8 million and $0.7 million, respectively.

     We adopted the provisions of SFAS 143, "Accounting for Asset Retirement Obligations," effective November 25, 2002. SFAS 143 changes the way companies recognize and measure retirement obligations that are legal obligations and result from the acquisition, construction, development or operation of long-lived tangible assets. Our primary asset retirement obligations relate to certain leasehold improvements in our Americas business for which an asset retirement obligation has been recorded. The adoption of SFAS 143 did not have a material impact on our consolidated financial condition or results of operations.

     We adopted the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective November 25, 2002. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. At May 25, 2003, we had approximately $3.8 million of long-lived assets held for sale. The adoption of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations.

     We adopted the provisions of SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective November 25, 2002. SFAS 145 prohibits presentation of gains and losses from extinguishment of debt as extraordinary items unless such items meet the criteria for classification as extraordinary items pursuant to APB Opinion No.
30. As a result, for the three and six months ended May 25, 2003, we presented losses of $5.7 million and $14.4 million, respectively, on early extinguishment of debt in "Other (income) expense, net" in the accompanying 2003 consolidated statements of operations. The losses primarily relate to the 2001 bank credit facility unamortized bank fees and the repurchase of our 6.80% notes due November 2003.

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was effective prospectively for qualifying exit or disposal activities initiated after December 31, 2002 and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The timing for expense recognition for restructuring initiatives under SFAS 146 differs from that required under EITF 94-3. The adoption of SFAS 146 will not have a material impact on our consolidated financial condition or results of operations.

     The FASB issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34," dated November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on our consolidated financial condition or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. Since we do not have any variable interests in variable interest entities, the adoption of FIN 46 did not have any effect on our consolidated financial condition or results of operations.

     The FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," dated April 2003. The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133. SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. We do not expect SFAS 149 to have a material effect on our consolidated financial condition or results of operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Form 10-Q includes forward-looking statements about:
     o   general economic and retail conditions;
     o   sales performance and trends;
     o   new product introductions;
     o   incentive and promotional activities;
     o   retailer margins;
     o   retail conditions;
     o   wholesale price reductions;
     o   marketing and advertising initiatives;
     o   debt repayment and liquidity;
     o   gross margins;
     o   capital expenditures;
     o   income tax audit settlements and payments;
     o   restructuring charges and related expenses;
     o plant closures and their impact on our competitiveness, costs and resources;
     o   workforce reductions; and
     o   other matters.

     We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     These forward-looking statements are subject to risks and uncertainties including, without limitation:
     o   changing domestic and international retail environments;
     o risks related to the impact of consumer and customer reactions to new products including entry into mass channel;
     o   order completion by retailers;
     o the effectiveness of our promotion and incentive programs with retailers;
     o   changes in the level of consumer spending or preferences in apparel;
     o   dependence on key distribution channels, customers and suppliers;
     o   the impact of competitive products and pricing pressures;
     o unanticipated adverse income tax audit settlements and related payments;
     o   changing fashion trends;
     o   our supply chain executional performance;
     o   changes in credit ratings;
     o   ongoing price and other competitive pressures in the apparel industry;
     o   trade restrictions and tariffs;
     o political or financial instability in countries where our products are manufactured; and
     o other risks detailed in our annual report on Form 10-K for the year ended November 24, 2002, registration statements and other filings with the Securities and Exchange Commission.

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

     The tables below give an overview of the fair values of derivative instruments reported as an asset or liability and the realized and unrealized gains and losses associated with our foreign exchange management activities reported in "Other (income) expense, net." The derivatives expire at various dates until August 2003.

                                                           May 25,             November 24,
                                                            2003                   2002
                                                            ----                   ----
                                                         Fair value             Fair value
                                                      asset (liability)     asset (liability)
                                                      -----------------     -----------------
                                                              (Dollars in Thousands)
                Risk Exposures
                --------------
                Foreign Exchange Management
                    Sourcing                             $ (4,790)               $(3,636)

                    Net Investment                         (7,553)                   303

                    Royalties                                 (40)                 1,189

                    Cash Management                          (696)                   (82)

                    Euro Notes Offering                       619                   (625)
                                                         --------                -------
                         Total                           $(12,460)               $(2,851)
                                                         ========                =======

                                       40



                                  -----------------------  ------------------------  -----------------------  ----------------------
                                    Three Months Ended        Three Months Ended        Six Months Ended          Six Months Ended
                                        May 25, 2003             May 26, 2002             May 25, 2003              May 26, 2002
                                  -----------------------  ------------------------  -----------------------  ----------------------
                                  Other (income) expense   Other (income) expense    Other (income) expense   Other (income) expense
--------------------------------  -----------------------  ------------------------  -----------------------  ----------------------
 (Dollars in Thousands)            Realized   Unrealized    Realized    Unrealized    Realized   Unrealized    Realized  Unrealized
--------------------------------  ---------- ------------  ----------  ------------  ---------- ------------  ---------- -----------
 Foreign Exchange Management:
    Sourcing                        $13,885    $ 2,403     $  7,229       $23,252      $32,481     $1,151      $ 1,749      $28,788

    Net Investment                     (143)       582         (904)        6,723        1,947        812         (250)       3,068

    Yen Bond                             23         --           --            --           23         --           --           --

    Royalties                         1,454         89      (13,020)        3,806        3,130       1,229      (9,578)         442

    Cash Management                   5,647        646        3,700        (3,821)      13,637         614       6,370       (3,745)

    Euro Notes Offering              (2,251)    (1,402)      (4,855)       (1,318)       3,533      (1,242)     (3,536)      (2,154)
                                    -------    -------     --------       -------      -------     -------     -------      -------
      Total                         $18,615    $ 2,318     $ (7,850)      $28,642      $54,751     $ 2,564     $(5,245)     $26,399
                                    =======    =======     ========       =======      =======     =======     =======      =======
--------------------------------  -----------------------  ------------------------  -----------------------  ----------------------

 Interest Rate Management           $    --    $    --     $     --       $    --      $    --     $    --     $ 2,266(1)   $(2,266)
                                    =======    =======     ========       =======      =======     =======     =======      =======
--------------------------------  -----------------------  ------------------------  -----------------------  ----------------------

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

     At May 25, 2003, we had U.S. dollar spot and forward currency contracts to buy $728.2 million and to sell $297.3 million against various foreign currencies. We also had euro forward currency contracts to buy 0.5 million euro against various foreign currencies and to sell 0.5 million euro against various foreign currencies. These contracts are at various exchange rates and expire at various dates until August 2003. We had no option contracts outstanding at May 25, 2003.

     For more information about market risk, see Notes 5, 6 and 7 to the Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

       Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, as of the date hereof, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (A) EXHIBITS:

   31     Section 302 certification. Filed herewith.
   32     Section 906 certification. Furnished herewith.

          (B) REPORTS ON FORM 8-K:

       Current Report on Form 8-K dated March 25, 2003 and filed pursuant to
       Item 5 of the report and containing a copy of the Company's press release dated March 25, 2003 titled "Levi Strauss & Co. Announces First-Quarter 2003 Financial Results."

       Current Report on Form 8-K dated April 8, 2003 and filed pursuant to Item 9 of the report and containing a copy of the certifications of the Principal Executive Officer, Philip A. Marineau, and the Principal Financial Officer, William B. Chiasson, of Levi Strauss & Co. submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

       Current Report on Form 8-K dated April 8, 2003 and filed pursuant to Item 9 of the report and containing a copy of the Company's press release dated April 8, 2003 titled "Levi Strauss & Co. Commences Cash Tender Offer For Its Outstanding 6.80% Senior Notes."

       Current Report on Form 8-K dated April 15, 2003 and filed pursuant to
       Item 9 of the report and containing a copy of the Company's press release dated April 15, 2003 titled "Levi Strauss & Co.: Allegations in Wrongful Termination Case are False."

       Current Report on Form 8-K dated May 9, 2003 and filed pursuant to Item 9 of the report and containing a copy of the Company's press release dated May 9, 2003 titled "Levi Strauss & Co. Announces Successful Completion of Cash Tender Offer - More Than 92% of Outstanding Tendered."

       Current Report on Form 8-K dated June 10, 2003 and filed pursuant to Item 9 of the report and containing a copy of the Company's press release dated June 10, 2003 titled "Levi Strauss & Co. Extends Exchange Offer for Its 12 1/4% Dollar-denominated Notes Due 2012."

       Current Report on Form 8-K dated June 25, 2003 and filed pursuant to Item 5 of the report and containing a copy of an amendment to the Company's Credit Agreement.

       Current Report on Form 8-K dated June 26, 2003 and furnished under Items 9 and 12 of the report and containing a copy of the Company's press release dated June 26, 2003 titled "Levi Strauss & Co. Announces Second-Quarter 2003 Financial Results."

       Current Report on Form 8-K dated July 2, 2003 and filed under Item 5 of the report and containing a copy of the Company's press release dated July 2, 2003 titled "Levi Strauss & Co. Names Pat House to Board of Directors."

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 8, 2003             Levi Strauss & Co.
                               ------------------
                               (Registrant)


                        By:    /s/ William B. Chiasson
                               -----------------------
                               William B. Chiasson
                               Senior Vice President and Chief Financial Officer