Form 10-K
period 2003-11-30
LEVI STRAUSS & CO
filed 2004-03-01
CIK 94845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¶229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

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

Common Stock $.01 par value — 37,278,238 shares outstanding on February 23, 2004

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 30, 2003

PART I

Item 1. BUSINESS

Overview

We are one of the world’s leading branded apparel companies, with sales in more than 110 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature™ brands. We were founded in San Francisco in 1853 and, in 2003, celebrated our 150th year of business.

Our net sales for 2003 were $4.1 billion. Net sales for the year by brand were as follows:

•	sales of Levi’s® brand products were $2.9 billion, representing approximately 70% of our net sales;

•	sales of Dockers® brand products were $1.0 billion, representing approximately 24% of our net sales; and

•	sales of Levi Strauss Signature™ brand products were $0.2 billion, representing approximately 6% of our net sales.

Pants, including jeans, casual and dress pants, represented approximately 85%, 86% and 84%, respectively, of our total units sold in 2003, 2002 and 2001.

Our Levi’s® and Dockers® products are distributed primarily through chain retailers and department stores in the United States and primarily through department stores and specialty retailers abroad. We also distribute Levi’s® and Dockers® products through approximately 950 independently-owned franchised stores outside the United States and through a small number of company-owned stores located in the U.S., Europe and Asia. We entered the mass channel in the Americas and Asia in 2003 and in Europe in early 2004 with our new Levi Strauss Signature™ brand.

We are a Delaware corporation. Our headquarters is located in San Francisco. Our stock is privately held primarily by descendants of the family of Levi Strauss and is not publicly traded. We conduct our operations in the United States primarily through Levi Strauss & Co. and outside the United States through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co.

Our business in 2003 was organized into three geographic regions. The following table provides employee headcount, sales and operating income for those regions:

				Region Net Sales by Brand
Region and Geographies	Number of Employees (approx.)	2003 Region Net Sales (millions)	% of total 2003 Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	2003 Operating Income (millions)

Americas • United States • Canada • Latin America	5,870	$2,606.3	64%	58%	34%	8%	$91.3

Europe • Europe • Middle East • Africa	4,725	1,053.6	26%	90%	10%	N/A	$84.0

Asia Pacific	1,420	430.8	10%	96%	3%	1%	$85.9

Corporate	285	—	—	—	—	—	$49.5

Total	12,300	$4,090.7	100%	70%	24%	6%	$310.7

We restated our annual and quarterly financial statements for 2001 and 2002, and our quarterly financial statements for the first two quarters of 2003. Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made on an annual and quarterly basis, and management’s discussion and analysis of our results of operations for interim quarterly periods giving effect to the restated information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements of Financial Information” and Notes 2 and 22 of the Notes to Consolidated Financial Statements.

Factors Affecting Our Performance

For the past seven years, our net sales have declined year-over-year as shown in the following table:

Fiscal Year	Revenue	% Change vs. Prior Year
	(Dollars in Thousands)
1997	$6,861	(3.9)%
1998	$5,959	(13.1)%
1999	$5,139	(13.8)%
2000	$4,645	(9.7)%
2001	$4,276	(7.9)%
2002	$4,146	(3.0)%
2003	$4,091	(1.3)%

These declines were due to both industry-wide and company-specific factors. Key factors affecting the retail environment, our industry and our company during that time include:

•	anemic economic growth in recent years in many of the major markets where we do business;

•	a relative decline in consumer spending on apparel as reflected in a U.S. Bureau of Economic Analysis report indicating that consumer spending in the U.S. on apparel and shoes fell to 4% of discretionary income in 2003, compared to 4.6% in 1998 and 5% in 1993;

•	persistent apparel price deflation in multiple markets and segments, with retail prices for jeans and khakis in the United States falling in six of the last seven years and, according to the U.S. Bureau of Labor Statistics, overall apparel prices falling 2.5% since 2002 and 9% since 1998;

•	an increasingly competitive and fragmented apparel industry with multiple jeans and khaki brands coming to market from a wide range of competitors, including large multi-brand U.S. companies to smaller brands and retailers with business models and product offerings focused on market niches and specific price points;

•	continuing sales and profit pressures in our primary chain, department store and independent retail channels in the United States and Europe;

•	growth of vertically integrated specialty stores, where we are not represented;

•	growth of mass channel retailers, where we did not offer products until 2003; and

•	a volatile currency environment in the markets in which we do business.

In addition to these external issues, internal factors have affected our ability to be competitive and to turn around our business in recent years, including:

•	inefficient business processes and organizational structures that impaired our ability to rapidly bring innovative and relevant products to market and to respond to changing market conditions and consumer preferences;

•	inability to improve, on a sustained, integrated and broad basis, the presentation of our products at retail;

•	underperformance of some new product introductions and marketing initiatives;

•	ownership and operation of North American and European manufacturing plants in an environment of increased outsourcing of manufacturing to lower-cost countries and continuing apparel price deflation;

•	ineffective processes and practices that impaired our ability to forecast demand, plan production and ship complete and timely orders to our retail customers;

•	an overhead cost structure that was out of alignment with a declining revenue base; and

•	our substantial debt and interest payment requirements.

Business Strategies

In response to these factors, we have taken actions and pursued several core business strategies aimed at improving our competitiveness, increasing our financial strength and resuming profitable growth. We have:

•	overhauled our product lines with new fits, fabrics and finishes in our core products and innovative new products;

•	broadened our product availability through new distribution channels, new markets and new product lines;

•	closed 42 owned-and-operated manufacturing plants in North America and Europe since 1997, including closures in March 2004 of our remaining Canadian facilities, and shifted the vast majority of our production to independent contract manufacturers to enable us to reduce our cost of goods and maintain a more variable cost structure;

•	shortened our go-to-market process and improved our supply chain and product delivery capabilities; and

•	reorganized various parts of our business in the United States and Europe and our worldwide supply chain to be more responsive to the market, improve efficiencies and reduce overhead expenses.

We are continuing to execute against the following core business strategies:

•	Innovate and lead from the core: creating innovative and consumer-relevant products, including updating of our core products and introducing new products that we can quickly commercialize across our channels of distribution.

•	Achieve operational excellence: continually improving our go-to-market process to make it more responsive and faster, better linking supply to demand and reducing product costs in part by leveraging our global scale

•	Revitalize retailer relationships and improve our presence at retail: improving our collaborative planning, improving retailer margins and making our products easier for consumers to find and to buy

•	Sell where people shop: making our products accessible through multiple channels of distribution at price points that meet consumer expectations

In December 2003, we retained Alvarez & Marsal, Inc. to work with our board of directors and leadership team in identifying additional actions to accelerate our financial turnaround and help us achieve our objectives. We appointed managing directors of Alvarez & Marsal, Inc. as senior advisor to our chief executive officer and as chief financial officer. Alvarez & Marsal, Inc. is now engaged in an analysis of our business, operations, capital structure, financial condition and short and long-term prospects. We expect them to complete their assessment in April 2004. Alvarez & Marsal, Inc. also is assisting us in identifying potential cost reduction, product line rationalization, operational, working capital and revenue growth opportunities. Our work with Alvarez & Marsal, Inc. reflects our key priorities for 2004:

•	stabilizing our sales and improving our profitability;

•	identifying and executing actions to increase cash flow in order to pay down debt and improve our financial health; and

•	ensuring that changes in our organizations in the United States and Europe, our worldwide supply chain organization and our go-to-market process are fully and efficiently implemented.

Our Brands and Products

We market a broad range of branded jeanswear, casual wear and dress pants that appeal to diverse demographic groups in markets around the world. Through a number of sub-brands and product lines under the Levi’s®, Dockers® and Levi Strauss Signature™ brands, we target specific consumer segments and provide product differentiation for a wide range of retail channels. We focus on creating new, innovative products relevant to our target consumers, as well as ensuring that our core traditional products are updated with new fits, finishes, fabrics and features. We strive to leverage our global brand recognition, product design and marketing capabilities by taking products and design concepts developed in one region and introducing them in other geographic markets. We also license our Levi’s®, Dockers® and Levi Strauss Signature™ trademarks for a variety of products.

Levi’s® Brand

Since 1873, when our founder Levi Strauss and tailor Jacob Davis received the U.S. patent to make riveted denim clothing, creating the first blue jean, Levi’s® jeans have become one of the most widely recognized brands in the history of the apparel industry. The Levi’s® brand is the number one jeans brand in the United States in terms of unit sales, according to NPD Fashion World. Based on the results of a brand tracking study conducted in 2003 by Synovate, a market research firm, nearly 70% of men in the United States, ages 15 to 49, own and wear Levi’s® jeans. The original jean has evolved to include a wide range of men’s, women’s and kids’ products designed to appeal to a variety of consumer segments who shop in a number of different retail channels. We sell Levi’s® brand products in more than 110 countries around the world.

Our Levi’s® brand features a wide selection of product offerings, including:

•	Levi’s® Red Tab™ products are the core line of the brand. They encompass a variety of jeans with different fits, fabrics, finishes and details intended to appeal to a broad spectrum of consumers. Our core line is anchored by the classic 501® button-fly jean, the best-selling five-pocket jean in history. We distribute these products through a wide range of channels and retail format around the world. Sales of Red Tab™ products represented a large majority of our Levi’s® brand sales in 2003.

•	Levi’s® Silvertab® products target 19- to 29-year-olds, offering distinctive fashion jeanswear at affordable prices. We distribute Silvertab® jeans and other products primarily through department stores and Levi’s® Store retail shops in the Americas.

•	Levi’s® Premium Red Tab™ line is developed for consumers who prefer our core fits but are looking for enhanced finish detail. These products are available primarily through image specialty and image department stores in the United States. We are introducing them in Europe in fall 2004.

•	Levi’s® Vintage Clothing and the Levi’s® RED™ collections showcase our most premium products. The Levi’s® RED™ collection features trend-initiating products designed to emphasize the Levi’s® brand’s heritage through innovative and modern design concepts. Levi’s® Vintage Clothing offers replicas of our historical products dating back to the 19th century. These premium lines are available through high-end specialty stores and independent retailers in Europe, Asia and the United States.

Sales of Levi’s® men’s, women’s and kids’ products in 2003 as a percentage of brand sales were estimated as follows:

	Americas	Europe	Asia Pacific
Men	71%	76%	78%
Women	20%	24%	22%
Kids	9%	—	—

Total	100%	100%	100%

Dockers® Brand

We market casual clothing, primarily pants and tops, under the Dockers® brand in more than 57 countries, with the United States generating approximately 83% of total Dockers® brand sales in 2003. We believe that the Dockers® brand, through its product offering and marketing, played a major role in the resurgence of khaki pants and the movement toward casual attire in the U.S. workplace in the 1990s by helping create a standard for business casual clothing. The Dockers® brand is the number one men’s pant brand in the United States in terms of unit sales, according to NPD Fashion World. Based on the results of a brand tracking study conducted in 2003 by Synovate, nearly 75% of men in the United States who wear casual pants own and wear Dockers® pants.

Our Dockers® brand offerings are primarily targeted to men and women ages 25 to 39 and include:

•	Dockers® Brand. Dockers® brand products include a broad range of cotton and cotton blend casual and dress casual pants that are the core lines of the brand, complemented by a variety of tops and seasonal pants products in a range of fits, fabrics, colors, styles and performance features. In recent years, the brand has introduced design and technical innovations such as the Dockers® Go Khaki® pants and shirts with Stain Defender™ finish and the Original Khaki with Individual Fit™ Waistband. Our Dockers® proStyle™ collection offers casual business wear for men that incorporates multiple performance technologies to facilitate comfort and ease of care, including attributes such as the Stain Defender™ finish, Wrinkle Defiance™ fabric and Cool Effects technology. We distribute Dockers® brand products in the Americas, Europe and Asia through a variety of channels, including department stores, chain stores and franchised Dockers® stores. Sales of these core line products in 2003 represented a large majority of our Dockers® brand sales in 2003.

•	Dockers® Premium. The Dockers® Premium pant line includes a range of pants constructed from premium fabrics with sophisticated details in a range of finishes, fits, styles and colors. We distribute these products through department stores in the United States and through department stores and franchised stores in Europe.

•	Slates®, A Dockers® Brand. This Dockers®-endorsed line of dress pants for men offers style and premium fabrics that are appropriate for more formal occasions. We position the brand between casual pants and tailored clothing. We distribute this line through department stores and specialty stores in the United States.

Sales of Dockers® men’s, women’s and kid’s products in 2003 as a percentage of brand sales were estimated as follows:

	Americas	Europe	Asia Pacific
Men	78%	98%	95%
Women	21%	2%	5%
Kids	1%	—	—

Total	100%	100%	100%

Levi Strauss Signature™ Brand

In 2003 we introduced a new casual clothing brand, the Levi Strauss Signature™ brand. We created this brand of men’s, women’s and kids’ apparel for value-conscious consumers who shop in mass channel retail stores. According to data from NPD Fashion World, the mass channel is the largest retail channel in the United States, selling more than 29% of all jeans sold in 2003.

Our Levi Strauss Signature™ brand products include a range of denim and non-denim pants and shirts as well as denim jackets for men, women and kids with product styling, finish and design that is distinct from our Levi’s® brand. Each season, the brand will offer products with a different identity from our Levi’s® brand, with distinct finishes and differentiated designs, construction and styling that we believe will be relevant to mass channel consumers. Levi Strauss Signature™ products have a distinctive logo, packaging and back waistband patch, and do not have the Tab Device or Arcuate Stitching Design trademarks of the Levi’s® brand. As a result, we believe that our customers and consumers see the difference between the new brand and the Levi’s® brand and that their perception of our core Levi’s® brand will not be adversely affected. Our research in the U.S.

indicates that we have not experienced any substantial cannibalization of Levi’s® brand sales as a result of our introduction of the Levi Strauss Signature™ brand.

Our Levi Strauss Signature™ products in the U.S. in 2003 included 5-pocket, carpenter and cargo jeans styles with vintage-inspired finishes, jackets and tops. The 2004 spring season includes capris and shorts. In Europe, our initial Levi Strauss Signature™ offering includes regular and bootcut jeans, a cotton twill carpenter jean and denim jacket for men, and jeans, denim skirts and jackets for women.

We launched the Levi Strauss Signature™ brand initially in July 2003, shipping men’s, women’s and kids’ products to nearly 3,000 Wal-Mart, Inc. stores in the United States. Since then, we have introduced the brand at Target Corporation Target stores in the United States and have begun to roll out the brand to mass channel retailers worldwide. Levi Strauss Signature™ brand products are now available in Canada at Wal-Mart stores; in Australia at Lowes and Big W stores and at Target and Kmart stores (which are operated by Coles Myer Ltd. and not affiliated with the Target Corporation or Kmart Corporation); and in Japan at Justco and Saty. In early 2004, we launched the Levi Strauss Signature™ brand in Europe initially at Carrefour stores in France, ASDA-Wal-Mart in the United Kingdom and in Wal-Mart, Woolworth, Citti and Ratio stores in Germany.

Sales of Levi Strauss Signature™ men’s, women’s and kid’s products in 2003 as a percentage of brand sales were estimated as follows:

	Americas	Europe	Asia Pacific
Men	38%	—	65%
Women	29%	—	35%
Kids	33%	—	—

Total	100%	—	100%

Licensing

We license the Levi’s® and Dockers® trademarks for a variety of products and plan to introduce licensed products under the Levi Strauss Signature™ brand for fall 2004. Our licensed products by brand include:

•	Levi’s® Brand. We license the Levi’s® brand for products complementary to our core jeanswear line, including tops, such as women’s woven knit tops and graphic t-shirts, sweaters, jackets and outerwear and certain kidswear products in the United States. We also work with established licensees to develop and market accessory products under the Levi’s® brand, including belts, bags, headwear and watches. For example, in 2003, together with GMI Asia Pacific, we launched a collection of Levi’s® bags in Asia Pacific.

•	Dockers® Brand. We work with our licensees to develop and market complementary products under the Dockers® brand, including men’s and women’s footwear, hosiery, accessories, outerwear, eyewear, men’s sweaters and golf apparel, men’s dress shirts, women’s tops, kids’ apparel, loungewear and sleepwear, luggage and Dockers® Home bedding and bath products. For example, together with Genesco, Inc., we recently introduced footwear that is part of our Dockers® proStyle™ collection, featuring airport-friendly leather shoes containing non-metallic shanks. In Europe, together with Brington Industries Ltd., we introduced bags, small leather goods and belts in Fall 2003.

•	Levi Strauss Signature™ Brand. We are working with established licensees to produce accessory and complementary products under the Levi Strauss Signature™ brand, including belts and other leather accessories, kidswear and men’s and women’s tops. We recently entered into an agreement with Li & Fung, a Hong Kong based trading company, for Li & Fung to produce tops under the Levi Strauss Signature™ brand for sale in the U.S. mass channel.

In addition, we enter into agreements with licensees to produce, market and distribute our core products in several countries with smaller markets, including various Latin America and Middle East countries.

Licensing revenues in 2003 were $39.9 million. The following table shows our royalty income from trademark licensing in 2003 and 2002 and changes in these items from 2002 to 2003 (including accessory and country licenses):

($000s) Brand/Geography	2003	2002	Increase (Decrease)
U.S. Levi’s® brand	$2,307	$2,566	(10)%
U.S. Dockers® brand	22,399	19,929	12%
Non-U.S. licenses (all brands)	15,230	11,955	27%

Total	$39,936	$34,450	16%

In 2004 and beyond, we expect to increase our licensing of product lines that we currently manufacture and distribute ourselves in order to concentrate our resources on a more focused set of product categories.

Our Go-to-Market Process

We refer to the process from initial product concept to placement of the product on the retailer’s shelf as the “go-to-market process.” It is designed to:

•	enable market responsiveness and speed to market;

•	provide an integrated view of the marketplace, including product, price, placement and promotions;

•	reduce work complexity and increase role clarity, including responsibilities and handoffs;

•	continuously offer a stream of new, market-leading and consumer-relevant products and ongoing innovation for existing core products; and

•	integrate the retailer’s point-of-view into the offering.

Each brand modifies its go-to-market process based on market requirements, including product category, distribution channel and segment differences, within the framework of our principal strategies, activities and tasks.

We are continuously looking for ways to refine our go-to-market process to improve market performance and position our brands to be as responsive, competitive and profitable as possible. Over the past three years, we have reduced the time it takes to bring product to the retailer’s shelf. In September 2003, we made substantial changes in our U.S. and European organizations, our global supply chain organization and our go-to-market process. Our objectives in making those changes include further reducing the time it takes to get new products to market and reducing our costs.

Sourcing, Manufacturing and Logistics

Organization. We have a worldwide supply chain organization. Our supply chain organization, working through global sourcing and product development and regional supply chain services functions, is responsible for taking a product from the design concept stage through production to delivery at retail. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies across brands and regions while maintaining our focus on local market service levels and inventory management.

Product Procurement. We obtain our products from a combination of independent manufacturers and company-owned facilities. Since 1997, we have shifted substantially toward outsourcing our pants production by closing 42 company-owned production and finishing facilities in North America and Europe, including three Canadian facilities that will close in March 2004. We believe that outsourcing allows us to maintain production flexibility, in terms of both location and nature of production, while helping us variabilize our cost structure and avoid the substantial capital expenditures and costs related to operating a large internal production capability. We continue to own and operate eight plants located in Europe, Asia and South Africa.

We source our products from contract manufacturers in two ways:

•	In some cases, we purchase fabrics and the fabric mills ship the fabrics directly to third party contractors for garment manufacturing. In these traditional “cut-make-trim” arrangements, we retain ownership of the raw materials, work-in-process and finished goods throughout the manufacturing, finishing and shipment process.

•	We use “package” or “ready to wear” contractors who produce or purchase fabric themselves and then sew, finish and ship the garments. We then purchase the finished goods. These package arrangements enable us to reduce our costs and to reduce our working capital relating to raw materials and work-in-process inventories.

The following table shows, for 2003 and 2002, the approximate percentage of our pants, tops and other products sourced through our owned plants, under cut-make-trim arrangements with contractors and under package arrangements with contractors:

Sourcing Arrangement	2003	2002
Self-Manufacture:	11%	19%
Cut-Make-Trim:	53%	46%
Package:	36%	35%

Total:	100%	100%

We are rapidly increasing our use of package production. For example, we now source all non-denim Levi’s®, Dockers® and Levi Strauss Signature™ products for the European market on a package basis. We expect to source essentially all of our U.S. products on a package basis by the third quarter of 2004. In Europe and Asia, we expect to shift entirely from cut-make-trim arrangements to package production by the first quarter of 2005.

We use numerous independent manufacturers located throughout the world for the production and finishing of our garments. We typically conduct business with our garment manufacturing and finishing contractors on an order-by-order basis. We inspect fabrics and finished goods as part of our quality control program to ensure that consumers receive products that meet our high standards.

Contractor Standards. We require all third party contractors who manufacture or finish products for us to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We regularly assess manufacturing and finishing facilities to see if they are complying with our code of conduct. Our program includes periodic on-site facility inspections and continuous improvement activities. We also hire independent monitors to supplement our efforts.

Logistics. We own and operate dedicated distribution centers in a number of countries and we also outsource distribution activities to third party logistics providers, including third party arrangements in the United States, Europe and Asia. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers. We continually explore opportunities in all of our regions to improve efficiencies and reduce costs in both our in-bound and out-bound logistics activities.

Sales, Distribution and Customers

We distribute our products in a wide variety of retail formats around the world including chain and department stores, franchise stores dedicated to our brands, specialty retailers and mass channel retailers. Our distribution strategy focuses on ensuring that the economics for our retail customers are attractive, that the right products are available and in stock at retail and that our products are presented in ways that enhance brand appeal and attract consumers.

The following table shows our principal distribution channels and selected customers in the Americas, Europe and Asia Pacific:

Region	Channel	Approx. % of 2003 Net Sales	Selected Customers	Brands
Americas	Department stores	10%	May Co. Federated Dillards Saks Barneys Neiman Marcus	Levi’s® brand Dockers® brand

.	National chains	28%	JC Penney Kohls Sears Mervyns	Levi’s® brand Dockers® brand

	Mass merchants	5%	Wal-Mart Target	Levi Strauss Signature™ brand

	Other (includes specialty, warehouse, outlets, Canada, Mexico and all others)	21%	Urban Outfitters Goody’s Fred Meyer Costco	Levi’s® brand Dockers® brand

Europe	Independent retailers, department stores, franchisees, mail order and mass merchants	26%	El Corte Ingles Galeries Lafayette Kaufhof Karstadt	Levi’s® brand Dockers® brand

			Carrefour Wal-Mart	Levi Strauss Signature™ brand
Asia Pacific	Speciality stores, franchisees, department stores and mass merchants	10%	Eiko Shoji Lotte Jeans Mate	Levi’s® brand Dockers® brand

			Coles Myer Justco	Levi Strauss Signature™ brand

Total		100%

Americas

In the Americas, we distribute our products through national and regional chains, department stores, specialty stores, Levi’s® Store retail shops and the mass channel. We have approximately 3,300 retail customers operating more than 26,000 locations in the United States, Canada and Latin America. We also target premium products like Levi’s® Vintage Clothing to independent, image-conscious specialty stores in major metropolitan areas who cater to more fashion-forward, trend-initiating consumers.

Sales to our top five and top 10 customers in the United States accounted for approximately 34% and 43%, respectively, of our consolidated net sales in 2003, and approximately 53% and 67%, respectively, of our Americas net sales in 2003, as compared to approximately 35% and 45%, respectively, of our consolidated net sales in 2002, and approximately 53% and 69%, respectively, of our Americas net sales in 2002. Our top 10 customers in 2003, on both an Americas and total company basis, were (in alphabetical order): Costco Wholesale Corporation, Federated Department Stores, Inc., Goody’s Family Clothing, Inc., J.C. Penney Company, Inc.,

Kohl’s, The May Department Stores Company, the Mervyn’s unit of Target Corporation, nZANIA, Inc., Sears, Roebuck & Co. and Wal-Mart Stores, Inc. (nZANIA, Inc. purchases closeout, slow-moving and irregular products from our U.S. business.) J.C. Penney Company, Inc. is the only customer that represented more than 10% of our total net sales, accounting for approximately 11%, 12% and 13% of our total net sales in 2003, 2002 and 2001, respectively.

Europe

Our European Levi’s® and Dockers® brand customers include large department stores, such as El Corte Ingles in Spain, Galeries Lafayette in France and Kaufhof and Karstadt in Germany; single-brand Levi’s® Store and Dockers® Store retail shops; mail-order accounts; and a substantial number of independent retailers operating either a single or small group of jeans-focused stores or general clothing stores. During 2003, nearly half our European sales were by these independent retailers. In early 2004, we launched our Levi Strauss Signature™ brand products in Carrefour stores in France, ASDA-Wal-Mart stores in the United Kingdom and in Wal-Mart, Woolworth, Citti and Ratio stores in Germany.

The more varied and fragmented nature of European retailing means that we are less dependent on major customers than we are in the United States. In 2003, our top 10 European customers accounted for approximately 11% of our total European net sales.

Asia Pacific

During 2003, in Asia Pacific we generated over half of our sales through the specialty store channel, which includes multi-brand as well as independently owned Levi’s® Store retail shops. The rest of our products are sold through department stores, general merchandise stores and, beginning in 2003, mass channel retailers such as Target and Kmart stores operated by Coles Myer Ltd., Lowes and Big W in Australia and Justco and Saty stores in Japan. As in Europe, the varied and fragmented nature of Asian retailing means we are less dependent on individual customers in the region. Our Asia Pacific business is heavily weighted toward Japan, which represented approximately 52% of our 2003 net sales in the region.

Dedicated Stores

The following table shows the number of dedicated retail and outlet stores we and our franchisees and licensees operated as of November 30, 2003:

	Number of Stores
	Americas	Europe	Asia Pacific	Worldwide
Operated by Us
Levi’s® retail and outlet stores	20	11	8	39
Dockers® retail and outlet stores	3	3	—	6
Levi’s®/Dockers® retail and outlet stores	—	4	—	4

Total	23	18	8	49

Franchised or Licensed
Levi’s® retail and outlet stores	38	261	396	695
Dockers® retail and outlet stores	36	39	128	203
Levi’s®/Dockers® retail and outlet stores	—	9	42	51

Total	74	309	566	949

We operate 39 retail and outlet stores dedicated to the Levi’s® brand, including Levi’s Stores in the United States located in New York, Chicago, Orange County, Santa Monica, San Francisco, San Diego, Miami, Boston,

Portland and Seattle and in Europe in London, Paris and Berlin. Our outlet stores are located in the United States, France, Germany, Japan and the United Kingdom. Sales from company-owned stores represented approximately 1% of our total net sales for 2003.

We have a network of approximately 950 franchised or other licensed stores selling Levi’s® brand or Dockers® brand products under the “Original Levi’s Store®,” “Levi’s® Store,” “Selvedge®” and “Dockers® Store” names in Europe, Asia, Canada and Latin America. These dedicated-format stores are strategically important as vehicles for demonstrating the breadth of our product line, enhancing brand image and generating sales. These stores also are an important distribution channel in newer and smaller markets in Eastern Europe, Asia Pacific and Latin America. These stores are owned and operated by independent third parties. We also license third parties to operate outlet stores in the United States and abroad.

Internet

We operate websites devoted to the Levi’s®, Dockers® and Levi Strauss Signature™ brands as marketing vehicles to enhance consumer understanding of our brands. We do not sell products directly to consumers through these internet websites. In the United States, our products are currently sold online through specifically authorized third party internet sites that meet our standards. Our sites enable visitors to link to authorized online retailers through our sites. In Canada and Europe, authorized dealers and mail order accounts who meet our standards relating to customer service, return policy, site content, trademark use and other matters may sell our products to consumers through their own internet sites.

Advertising and Promotion

We engage in advertising, retail and promotion activities to drive consumer demand for our brands. We incurred expenses of approximately $283.0 million, or 6.9% of total net sales (7.3% of net sales excluding sales of Levi Strauss Signature™ products), in 2003 on these activities, compared with expenses of approximately $307.1 million, or 7.4% of net sales, in 2002. We advertise through a broad mix of media, including television, national publications, billboards and other outdoor vehicles. We execute region-specific marketing programs that are based on globally consistent brand values. This approach allows us to achieve consistent brand positioning while giving us flexibility to optimize program execution in local markets. We try to make sure our advertising spending is efficient and will generate the maximum impact for the amount spent.

Our marketing strategy focuses on:

•	developing clear consumer value propositions for product development and messaging in order to differentiate our brands and products;

•	developing integrated marketing programs that effectively coordinate product launches and promotions with specific traditional and non-traditional advertising and retail point of sales activities;

•	creating quality, product-focused advertising; and

•	enhancing presentation of product at retail through innovative merchandising.

We also use other marketing vehicles, including event and music sponsorships, product placement in television shows, music videos and films and alternative marketing techniques, including street-level and nightclub events and similar targeted, small-scale activities.

Competition

The worldwide apparel industry is highly competitive and fragmented. In all three of our regions we compete with numerous branded manufacturers, retailer private labels, designers and vertically integrated specialty store retailers.

Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics and performance features;

•	anticipating and responding to changing consumer demands in a timely manner;

•	offering attractively priced products;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for our retail customers by providing market-right products and executing effective pricing, incentive, promotion and service programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective marketing support; and

•	obtaining sufficient retail floor space and effective presentation of products at retail.

We believe our competitive strengths include:

•	our strong worldwide brand recognition;

•	our competitive product design, quality and value;

•	our long-standing relationships with leading retailers worldwide;

•	our network of franchised and other dedicated retail stores in Europe, Asia, Canada and Latin America; and

•	our commitment to ethical conduct and social responsibility.

Americas

We face intense competition across all of our brands from vertically integrated specialty stores, mass merchants, retailer private labels, designer labels and other branded labels. We sell both basic and seasonal products under the Levi’s®, Dockers® and Levi Strauss Signature™ brands to retailers in diverse channels across a wide range of retail price points. As a result, we face a wide range of competitors, including:

•	VF Corporation, our chief competitor in multiple channels through its Wrangler, Rustler, and Lee brands of jeanswear, along with its Riders, Brittania, Chic Gitano, Nautica, Earl, Hero by Wrangler, Blue and Old Axe brands;

•	vertically integrated specialty stores, including Gap Inc., Abercrombie & Fitch, American Eagle Outfitters Inc., J. Crew and Eddie Bauer, Inc.;

•	retailer private labels, including J.C. Penney’s Arizona brand and Sears, Roebuck & Co.’s Canyon River Blues and Canyon River Khakis brands;

•	exclusive labels developed and sold by mass merchants, including Wal-Mart, Inc.’s Faded Glory brand, Target Corporation’s Mossimo and Cherokee brands and Kmart Corporation’s Route 66 line;

•	fashion-forward jeanswear brands that appeal to the female and youth markets, including L.E.I., MUDD, FUBU, Lucky and Diesel brands, among others; and

•	casual wear manufacturers, including Haggar Corp., Liz Claiborne, Inc., Jones New York and TSI International, maker of Savane and Farah products.

Europe

Brands such as VF Corporation’s Lee and Wrangler brands, Diesel and Pepe Jeans London have a pan-European presence. Strong local brands and retailers exist in certain markets, including G-Star in the Netherlands and Miss Sixty in Italy. Other competitors include vertically integrated specialty retailers, such as Zara, Hennes & Mauritz AB, Next and Celio. Companies based in the United States, such as Gap, Inc., Polo Ralph Lauren and Tommy Hilfiger, also compete in Europe. The khaki and casual pant segment in Europe is fragmented and there is currently no significant pan-European branded competitor of our Dockers® brand in Europe. Competitors in local markets include store private labels and, in Germany, Hugo Boss.

Asia Pacific

Japan continues to be our largest market in Asia Pacific, representing approximately 52% of regional net sales in 2003. Asia Pacific is a fragmented market with no strong pan-regional competitor. Competitors in jeanswear consist of regional brands, such as Edwin, Something and Bobson in Japan, and U.S. companies such as Gap, Inc., VF Corporation and Earl Jeans. We also face competition from vertically integrated specialty stores, such as UNIQLO and Giordano. Athletic wear companies such as Adidas-Salomon and Nike, Inc. compete in tops and casual pants.

Trademarks

Substantially all of our global trademarks are owned by Levi Strauss & Co. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®, Dockers®, Levi Strauss Signature™, Silvertab® and 501® trademarks, the Wings and Anchor Design, the Arcuate Stitching Design, the Tab Device and the Two Horse® design are among our core trademarks. We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured and/or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks and initiating litigation as necessary. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world. We grant licenses to other parties to manufacture and sell products with our trademarks in product categories and in geographic areas in which we do not operate.

Seasonality and Backlog

Although the first quarter is typically our lowest sales quarter and our fourth quarter is typically our highest, our sales do not vary substantially by quarter in any of our three regions, as the apparel industry has become less seasonal due to more frequent selling seasons and offerings of both basic and fashion oriented merchandise throughout the year. In 2003, our net sales in the first, second, third and fourth quarters represented 21.4%, 22.8%, 26.5% and 29.3%, respectively, of our total net sales for the year.

Orders are generally subject to cancellation. In addition, our business centers on core basic products, and we are increasingly doing business on an at-once replenishment basis. As a result, our order backlog may not be indicative of future shipments.

Government Regulation

We are subject to federal, state, local and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection, and anti-corruption. In the United States, these laws include the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We are also subject to import and export laws, including the U.S. economic sanctions and embargo regulations and other related laws such as the U.S. anti-boycott law and the U.S. export controls regulations. We are also subject to comparable laws of the European Union, Japan, and other foreign jurisdictions where we have a presence. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

In addition, all of our import operations are subject to tariffs and quotas set by the governments through mutual agreements or bilateral actions. Countries in which our products are manufactured or imported may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, can result in substantial costs and harm our business.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements have positive effects on trade liberalization and benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

In addition, the impending elimination of quotas on World Trade Organization member countries by 2005 could result in increased competition from developing countries which historically have lower labor costs, including China. This increased competition, including from those competitors who can quickly create cost and sourcing advantages from these changes in trade arrangements, could have an adverse effect on our business and financial condition.

Social Responsibility

Since our founding, we have emphasized conducting our business in a socially responsible manner and giving back to the communities in which we operate throughout the world. We continue that tradition today through corporate philanthropy, employee volunteerism and responsible business practices. Our strong commitment to workers’ rights is reflected in our history of public advocacy for responsible trade policies and our responsible business practices with manufacturing and finishing contractors. For example, in 2003, we advocated for the prominent inclusion of labor provisions in the U.S.-Central America Free Trade Agreement.

Employees

As of November 30, 2003, we employed approximately 12,300 people, approximately 4,360 of whom were located in the United States. Of our 12,300 employees, approximately 6,000 were associated with manufacturing of our products and approximately 6,300 were non-production employees. Of the non-production employees, approximately 1,600 worked in distribution. Most of our distribution employees in the United States are covered by various collective bargaining agreements. Outside the United States, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We consider our relations with our employees to be good and have not recently experienced any material job actions or labor shortages.

General Information

We were incorporated in Delaware in 1971. Our executive offices are located at Levi’s Plaza, 1155 Battery Street, San Francisco, California 94111. Our telephone number is (415) 501-6000. Our website is located at www.levistrauss.com. Our website and information contained on our website are not part of this Annual Report on Form 10-K and are not incorporated by reference in this Annual Report on Form 10-K.

Item 2. PROPERTIES

Properties

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate eight manufacturing-related facilities (none in the Americas, six in Europe and two in Asia) and

13 distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about manufacturing, finishing and distribution facilities and one other key operating property in use as of November 30, 2003 is summarized in the following table:

Location	Primary Use	Leased/Owned
Americas
Little Rock, AR	Distribution	Owned
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Naucalpan, Mexico	Distribution	Leased

Europe
Heustenstamm, Germany	Distribution	Owned
Kiskunhalas, Hungary	Manufacturing, Finishing and Distribution	Owned
Milan, Italy	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased
Warsaw, Poland	Distribution	Leased
Northhampton, U.K	Distribution	Owned
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Sabedell, Spain	Distribution	Leased
Bonmati, Spain	Manufacturing	Owned
Olvega, Spain	Manufacturing	Owned
Helsingborg, Sweden	Distribution	Owned
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned

Asia Pacific
Adelaide, Australia	Manufacturing and Distribution	Leased
Karawang, Indonesia	Finishing	Leased
Hiratsuka Kanagawa, Japan	Distribution	Owned
Makati, Philippines	Manufacturing	Leased

In addition, as of November 30, 2003, we operated manufacturing and finishing facilities in San Antonio, Texas and in Stoney Creek, Brantford and Edmonton, Canada, and distribution facilities in Schoten, Belgium, Les Ulis, France and Amsterdam, Netherlands. We have since closed the San Antonio operations and expect to close the Canadian operations in March 2004. We are transitioning the functions performed at the three European distribution facilities to a third party logistics provider and expect to close those facilities by April 2004. We also lease a manufacturing facility in Dongguan, China where a third party operates production activities for us at that facility.

Our global headquarters and the headquarters of our Americas business are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore. We also lease or own 109 administrative and sales offices in 36 countries, as well as lease a small number of warehouses in four countries.

In addition, we have 49 company-operated retail and outlet stores in leased premises in eight countries. We have 23 stores in the Americas region, 18 stores in the Europe region and eight stores in the Asia Pacific region. In 2003, we opened six company-operated stores and closed 10 stores. We also own or lease several facilities we formerly operated and have subleased or are working to sell or sublease many of those facilities.

Item 3. LEGAL PROCEEDINGS

Wrongful Termination Litigation. On April 14, 2003, two former employees of our tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances on deferred tax assets. They also allege that, as a result of these and other tax-related transactions, our financial statements for several years violate generally accepted accounting principles and Securities and Exchange Commission regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by us to withhold information concerning these matters from our auditors and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

We are vigorously defending this litigation and filed our formal answer to the lawsuit in California Superior Court on May 23, 2003. In our answer we categorically deny all the allegations and spell out the reasons that led to the dismissal of these two employees. We also filed a cross complaint against them. We do not expect this litigation will have a material impact on our financial condition or results of operations.

On September 15, 2003, we announced that our Audit Committee had completed its investigation of the tax and related accounting issues raised in the wrongful termination suit. The Audit Committee concluded that our tax and related accounting positions were reasonable and legally defensible and noted that in the course of its investigation it did not discover evidence of tax or other fraud. The Audit Committee also did not find evidence that information was improperly withheld from the IRS with respect to these issues in connection with IRS audits. The Audit Committee investigation was initiated following the filing of the wrongful termination litigation.

The scope of the Audit Committee investigation was to review issues raised in the complaint. The Audit Committee retained independent counsel, Simpson Thacher & Bartlett LLP, to assist it in the investigation. An independent accounting firm was retained by Simpson Thacher & Bartlett to consult on specified accounting issues. The investigation took place over a period of approximately four and one-half months, and involved extensive discussions with employees of the company, various legal and tax advisors, and our independent auditors, as well as an extensive review of documents.

In addition to the conclusions noted above, the Audit Committee observed that, during the period from 1994 through 2001, we established, maintained and released varying amounts of unspecified tax reserves. These tax reserves were not supported by sufficient contemporaneous documentation that related the reserves to specified tax exposures. In reviewing the matter, the Committee noted that these tax reserves were communicated to and discussed with our outside independent auditors at the time they were created and maintained. We and our Audit Committee are of the view that the handling of the unspecified tax reserves during these periods was not intended to, and did not, materially affect our SEC-filed financial statements. There was also no evidence of tax or other fraud in connection with the establishment of these reserves.

In the course of the Audit Committee investigation, we have communicated with the SEC on an informal basis, and we expect to continue these communications with respect to the results of the investigation and further developments relating to the litigation as appropriate.

In a related administrative proceeding before the U.S. Department of Labor under Section 1107 of the Sarbanes-Oxley Act, the plaintiffs made a claim based on the same allegations made in the wrongful termination suit. We defended vigorously this proceeding. On January 23, 2004, the plaintiffs withdrew their complaint just prior to the issuance by the Department of Labor of an initial determination.

Class Actions Securities Litigation. On December 12, 2003, a putative bondholder class action styled Orens v. Levi Strauss & Co., et al., Case No. C-03-5605, RMW (HRL), was filed in the United States District Court for the Northern District of California against us, our chief executive officer and our former chief financial officer. The action purports to be brought on behalf of purchasers of our bonds in the period from January 10, 2001 to October 9, 2003, and makes claims under the federal securities laws, including Section 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that we lacked adequate internal controls such that we were unable to ascertain our true financial condition. Plaintiffs contend that such statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On February 20, 2004, a putative bondholder class action styled General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al., Case No. C-04-00712, JW (EAI), was filed in the United States District Court for the Northern District of California, San Jose Division, against us, our chief executive officer, our former chief financial officer, our directors and our underwriters in connection with our April 6, 2001 and June 16, 2003 registered bond offerings. As of February 29, 2004, we had not been served with this lawsuit. The action purports to be brought on behalf of purchasers of our bonds who made purchases pursuant or traceable to our prospectuses dated March 8, 2001 or April 28, 2003, or who purchased our bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that we made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

We are in the initial stages of these lawsuits. We expect to defend these cases vigorously.

Saipan Class Action Litigation. In April 2000, we were named as an additional defendant in a class action suit filed in 1999 in federal district court in Saipan by non-resident garment workers, who currently or formerly worked in Saipan, against several manufacturers operating on the island. (Saipan is a U.S. commonwealth in the Northern Mariana Islands.) The complaint related to working conditions for the operators in Saipan facilities and alleged violation of the Racketeer Influenced and Corrupt Organization Act, the Alien Tort Claims Act and state common and international law. All other defendants settled the lawsuit in September 2002 for $20 million. We refused to join the settlement as we believed that the allegations about us in the lawsuit were not true.

On January 21, 2003, the court entered judgment in our favor on the Alien Tort Claims Act claims. On December 18, 2003, the court dismissed all remaining claims against us at the request of plaintiffs. As part of the dismissal, we agreed only that all parties should bear their own costs and that we would not sue plaintiffs or their attorneys for malicious prosecution.

Other Litigation. In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during our 2003 fiscal fourth quarter.

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

Our common stock, as noted, and the voting trust certificates, are not publicly held or traded. All shares and the voting trust certificates are subject to a stockholders’ agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to us. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity. The scheduled expiration date of the stockholders’ agreement is five years later than that of the voting trust agreement in order to permit an orderly transition from effective control by the voting trust trustees to direct control by the stockholders.

We may hold “annual stockholders’ meetings” to which all voting trust certificate holders are invited to attend. These meetings are not a “meeting of stockholders” in the traditional corporate law sense. Under the voting trust agreement, the trustees, not the voting trust certificate holders, elect the directors and vote the shares on most other corporate matters. In addition, the meetings are not official formal meetings, under the voting trust agreement, of the voting trust certificate holders. Instead, these annual gatherings are opportunities for the voting trust certificate holders to interact with the board of directors and management and to learn more about our business.

As of November 30, 2003, there were 168 record holders of voting trust certificates.

We did not declare or pay any dividends in our two most recent fiscal years, and we do not expect to pay any dividends in the foreseeable future. Our senior secured term loan and senior secured revolving credit facility prohibits our declaring or paying any dividends without first obtaining consents from our lenders. In addition, the indentures relating to our 11.625% senior notes due 2008 and our 12.25% senior notes due 2012 limit our paying dividends. For more detailed information about our loan agreements and senior notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” and Notes to Consolidated Financial Statements.

Item 6. SELECTED FINANCIAL DATA

The following table summarizes our selected financial data. The following selected statements of operations data and cash flow data for 2003, 2002 and 2001 and the consolidated balance sheet data of such periods are derived from our financial statements that have been audited by KPMG LLP. The following selected statements of operations data and cash flow data for 2000 and 1999 and the consolidated balance sheet data of such periods are derived from our financial statements that were previously audited by Arthur Andersen LLP, independent public accountants, and restated as a result of the 2001 reaudit by KPMG LLP but not separately reaudited by KPMG LLP. All financial information set forth below reflects the restatement of our financial statements for fiscal years 2001 and 2002, as discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatements of Financial Information” and Note 2 of the Notes to Consolidated Financial Statements.

The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes to those financial statements, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

	Year Ended
	November 30, 2003	November 24, 2002	November 25, 2001	November 26, 2000	November 28, 1999*
				(Restated)	(Restated)
	(Dollars in Thousands)
Statements of Operations Data:
Net sales	$4,090,730	$4,145,866	$4,276,025	$4,650,826	$5,145,132
Cost of goods sold	2,516,521	2,456,191	2,492,275	2,700,086	3,179,867

Gross profit	1,574,209	1,689,675	1,783,750	1,950,740	1,965,265
Marketing, general and administrative expenses(1)	1,214,472	1,356,125	1,381,247	1,473,729	1,639,939
Other operating (income)	(39,936)	(34,450)	(33,420)	(32,380)	(24,387)
Restructuring charges, net of reversals(2)	89,009	115,455	(4,853)	(33,144)	497,683
Global Success Sharing Plan(3)	—	—	—	—	(343,873)

Operating income	310,664	252,545	440,776	542,535	195,903
Interest expense	254,265	186,493	219,956	234,098	182,978
Other (income) expense, net	87,691	39,465	(1,828)	(74,273)	5,668

Income (loss) before taxes	(31,292)	26,587	222,648	382,710	7,257

Income tax expense(4)	318,025	19,248	128,986	117,574	9,028

Net income (loss)	$(349,317)	$7,339	$93,662	$265,136	$(1,771)

Statements of Cash Flow Data:
Cash flows from operating activities	$(162,187)	$194,989	$194,407	$299,945	$(173,772)
Cash flows from investing activities	(84,484)	(59,353)	(17,230)	154,223	62,357
Cash flows from financing activities	349,096	(143,558)	(186,416)	(527,062)	224,219
Balance Sheet Data:
Cash and cash equivalents	$203,940	$96,478	$102,831	111,077	192,816
Working capital	778,310	582,918	683,090	564,645	778,011
Total assets	2,983,762	3,032,920	2,989,037	3,228,525	3,681,201
Total debt	2,316,429	1,846,977	1,958,433	2,126,430	2,664,609
Stockholders’ deficit(5)	(1,393,172)	(1,028,329)	(951,278)	(1,057,945)	(1,286,902)
Other Financial Data:
Depreciation and amortization	$64,176	$70,354	$80,619	$90,981	$120,102
Long-term incentive plan expense	(138,800)	70,300	47,800	77,700	(30,100)
Capital expenditures	68,608	59,088	22,541	27,955	61,062

*	The financial statements for 1999 as restated do not include any adjustments to reclassify any gains or losses on inventory purchase transactions from other (income) expense, net to cost of goods sold or inventory as the information necessary to determine such adjustment is not available.

(1)	In 2003, we reversed $138.8 million in long-term compensation expense. We recorded the reversal as a result of performance in 2003, our current expectations for 2004 and the impact of income tax expense and other items on computations under our incentive compensation plan. As of November 30, 2003, our short-term and long-term liability balances for long-term incentive plans were $0 and $0, respectively.

(2)	We reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives executed since 1997, including closing 42 of our owned and operated production and finishing facilities worldwide and reducing the number of our employees worldwide by approximately 23,700. Due to lower than anticipated costs, we reversed reserve balances relating to these activities of $15.4 million, $26.6 million and $27.2 million in 2003, 2002 and 2001, respectively.

(3)	In 1996, we adopted a Global Success Sharing Plan that provided for cash payments to our employees in 2002 if we achieved pre-established financial targets. We recognized and accrued expenses in 1996, 1997 and 1998 for the Global Success Sharing Plan. During 1999, we concluded that, based on our financial performance, the targets under the plan would not be achieved. As a result, in 1999 we reversed into income $343.9 million of expenses that had been accrued in prior years, less related miscellaneous expenses, and we did not recognize any expense in 2000, 2001 or 2002. Consequently, no cash payments were, or will be, made under the Global Success Sharing Plan.

(4)	In January 2004, we revised the forecast we used in valuing our net deferred tax assets for the year ended November 30, 2003. Our revised forecast takes into account recent business performance but assumes no change over the forecast period from current performance levels including any revenue growth or any cost reduction or other performance improvement actions we may take as a result of our work with Alvarez & Marsal, Inc. Based on this revised long-term forecast, we increased our valuation allowance on deferred tax assets by $282.4 million for the year ended November 30, 2003. This reflects our assessment, using the revised forecast noted above, of our ability to utilize our foreign tax credits before they expire and our ability to utilize our alternative minimum tax credits and state and foreign net operating loss carryforwards in the foreseeable future. For more information about our deferred taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tax Matters.”

(5)	Stockholders’ deficit resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement. Funding for cash payments in the recapitalization was provided in part by cash on hand and in part from approximately $3.3 billion in borrowings under bank credit facilities. Closing balances for fiscal years 2000 and 1999 were restated by us as a result of the restatement of the consolidated financial statements as of November 24, 2002 and November 25, 2001 and are accordingly unaudited.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Overview. We are one of the world’s leading branded apparel companies, with sales in more than 110 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature™ brands. We were founded in San Francisco in 1853 and, in 2003, celebrated our 150th year of business.

Our net sales for 2003 were $4.1 billion. Net sales for the year by brand were as follows:

•	sales of Levi’s® brand products were $2.9 billion, representing approximately 70% of our net sales;

•	sales of Dockers® brand products were $1.0 billion, representing approximately 24% of our net sales; and

•	sales of Levi Strauss Signature™ brand products were $0.2 billion, representing approximately 6% of our net sales.

Pants, including jeans, casual and dress pants, represented approximately 85% of our total units sold in 2003.

Our Levi’s® and Dockers® products are distributed primarily through chain retailers and department stores in the United States and primarily through department stores and specialty retailers abroad. We also distribute Levi’s® and Dockers® products through approximately 950 independently-owned franchised stores outside the United States and through a small number of company-owned stores located in the U.S., Europe and Asia. We entered the mass channel in the Americas and Asia in 2003 and in Europe in early 2004 with our new Levi Strauss Signature™ brand.

Our business in 2003 was organized into three geographic regions. The following table provides employee headcount, sales and operating income for those regions:

				Region Net Sales by Brand
Region and Geographies	Number of Employees (approx.)	2003 Region Net Sales (millions)	% of total 2003 Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	2003 Operating Income (millions)

Americas • United States • Canada • Latin America	5,870	$2,606.3	64%	58%	34%	8%	$91.3

Europe • Europe • Middle East • Africa	4,725	1,053.6	26%	90%	10%	N/A	$84.0

Asia Pacific	1,420	430.8	10%	96%	3%	1%	$85.9

Corporate	285	—	—	—	—	—	$49.5

Total	12,300	$4,090.7	100%	70%	24%	6%	$310.7

Our Markets and Business in 2003. Key factors in our markets and developments in our business in 2003 included the following:

•

Retail conditions were soft in many of our major markets including the U.S., Germany, Italy and the United Kingdom. Weak economic conditions, continuing lower cost sourcing, competitive pricing behavior and changing consumer preferences contributed to ongoing price deflation in apparel. These factors resulted in changing retailer purchasing patterns, including a shift to purchases of our lower-priced products, tighter inventory management and, in the U.S., increased demands for incentives from us as our core channel retailers dealt with shifts in their sales to lower price point products.

•	We created and launched a new brand, the Levi Strauss Signature™ brand, for value-conscious consumers around the world who shop in mass channel retail stores.

•	We took wide-ranging wholesale price reductions in the U.S. and provided substantial incentives to our retailers to drive sales, improve margins for our retailers and help us remain competitive in a deflationary apparel environment.

•	We sold substantial closeout and slow-moving inventory at reduced prices in connection with product transitions and underperforming product lines. The presence of our products in unauthorized retail channels in Europe also adversely affected sales of our authorized retailers.

•	As a result of these factors, our net sales declined by 1.3%, reflecting decreases in our Americas and European businesses of 3.2% and 3.7%, respectively. On a constant currency basis, our consolidated and European net sales decreased 5.8% and 17.8%, respectively. Our 19.9% growth in Asia Pacific (10.5% on a constant currency basis) and our launch of the Levi Strauss Signature™ brand in July were not enough to offset fully the impact of these factors on our net sales.

•	Our gross profit declined by 6.8%. The decrease reflects the lower sales and margins resulting from the price reductions, changes in product mix and sales incentive and inventory-clearing actions described above.

•	Our operating income increased by 23.0% even though our net sales and gross profit declined. The increase reflected lower incentive compensation expense (including a $138.6 million reversal of long-term incentive compensation expense (compared to an expense of $70.3 million in 2002)), a curtailment gain of $21.0 million due to changes in a postretirement medical plan and lower amortization expense due to our adoption in 2003 of a new accounting standard relating to goodwill and other intangibles.

•	We recorded an additional $282.4 million valuation allowance against our deferred tax assets. As a result, our income tax expense was $318.0 million in 2003, compared to $19.2 million in 2002.

•	We had a net loss of $349.3 million. The impact of the valuation allowance on our income tax expense, together with interest expense resulting from higher average debt balances and effective interest rates in 2003, contributed to the net loss for the year.

•	Our debt, net of cash on hand, increased to $2.1 billion as of November 30, 2003, compared to $1.8 billion as of November 24, 2002.

These factors and developments underlie our priorities for 2004: stabilizing our sales and improving our profitability; reducing costs and increasing cash flow in order to pay down debt; and ensuring that we execute successfully changes in our U.S., European and global supply chain organizations and in our go-to-market process we need to improve our ability to compete in this environment.

Our Organization. In 2003, we took a number of actions relating to our product offering, organization, management and cost structure:

•	We established the design, merchandising, marketing, sales, information technology and logistics capabilities associated with our new Levi Strauss Signature™ brand.

•	We reorganized our U.S. business and made substantial changes in our go-to-market process (the process from initial product concept to placement of the product on the retailer’s shelf) and in our brand, sales, marketing and other functions. We also initiated a similar program in our European business and streamlined our global supply chain organization. We eliminated approximately 670 positions as a result of these changes.

•	We are closing our remaining manufacturing and finishing operations in the United States and Canada. We expect to displace approximately 2,000 employees as a result of these closures.

•	We retained Alvarez & Marsal, Inc. to work with our board of directors and leadership team in identifying additional actions to accelerate our financial turnaround. We appointed managing directors of Alvarez & Marsal, Inc. as senior advisor to our chief executive officer and as chief financial officer.

•	We decided to suspend indefinitely installation of an enterprise resource planning system in the United States and Asia. Installation of the system had been one of our major initiatives in recent years.

•	We appointed a new president of our European business.

•	We made changes in our incentive compensation plans and changes in our postretirement health benefits plans for U.S. employees.

These actions reflect our core strategies and cost reduction priorities. Our launch of the Levi Strauss Signature™ brand enables us to reach consumers who shop in the mass channel, the largest retail channel in the United States and an important presence in Europe and Asia. Our organizational and go-to-market process changes are intended to help us bring innovative products to market more quickly. Our plant closures continue our shift to contract manufacturing outside North America. The organizational changes, plant closures, systems installation suspension and changes in compensation and benefit plans are intended to help us reduce our operating expenses and our cost of goods sold. Our engagement of Alvarez & Marsal, Inc. is intended to help drive these and other operational and financial improvements forward at a more rapid pace.

Going Forward. Going into 2004, we expect price and competitive pressures to continue. We expect continuing pressure on our key distribution channels for Levi’s® and Dockers® products in the U.S. and Europe. We will experience the full-year effect of the wholesale price reductions we took during 2003. We will see the impact of revamped Levi’s® brand product lines and advertising, including our introduction in Europe of an updated Levi’s® 501® jean supported by a substantial marketing campaign. Our key challenges in this environment include making operational the substantial changes we began in late 2003 in our U.S., European and global supply chain organizations, go-to-market processes and sourcing practices, without impairing our customer service levels, product quality or other key aspects of our business. We also must execute successfully our expansion of the Levi Strauss Signature™ brand to new customers in the Americas, Europe and Asia.

We believe we are beginning 2004 on an encouraging note. We expect our net sales for the first quarter to increase approximately 5% over the same period in 2003. We anticipate that sales for the first quarter of 2004 on a constant currency basis will be approximately flat with the first quarter of 2003. This improved performance reflects the continued roll-out of our Levi Strauss Signature™ brand as well as continued growth in Asia Pacific. While we expect sales of the Levi’s® brand in the United States and our European sales in the first quarter of this year to decline compared to the same period in 2003, our expected performance overall indicates improvement from the sales trend through 2003.

Our Debt and Liquidity. During 2003, we entered into a $500.0 million senior secured term loan and a $650.0 million senior secured revolving credit facility. We paid off our $350.0 million 6.80% notes that were due in November 2003 and a $10.0 million industrial revenue bond. We also terminated our U.S. and European receivables securitization arrangements. As of February 29, 2004, our availability under our domestic asset-based revolving credit facility was approximately $455 million and we had no outstanding borrowings under this facility. After taking into account usage of availability for other credit-related instruments such as documentary and standby letters of credit, our unused availability was approximately $269 million. In addition, we had highly liquid short-term investments in the U.S. totaling approximately $97 million, leaving us with total U.S. liquidity (availability and liquid short term investments) of $366 million.

Our Financial Reporting Developments. During 2003, we experienced various unusual developments relating to our financial reporting:

•	In April 2003, two former employees of our tax department filed a wrongful termination action against us in which they alleged that we had engaged in fraudulent tax practices and misrepresented our financial condition and results of operations in our financial statements. Our Audit Committee retained independent counsel to investigate these allegations.

•	In October 2003, we filed a Current Report on Form 8-K in which we revised third quarter financial information we had published in press releases on September 10 and September 30, 2003. We also delayed the filing of our third quarter Form 10-Q after we determined that several proposed adjustments relating to specific errors in prior years’ tax returns should be reflected as the correction of an error in our 2001 financial statements rather than a change in accounting estimates in 2003. We received a material weakness letter from our independent auditors relating to this matter, and our Audit Committee retained independent counsel to investigate the matter.

•	In November 2003, we issued revised financial guidance in which we lowered our expectations concerning net sales, gross margins and operating margins for the full-year 2003. In mid-December 2003, we revised our 2004 plan, taking into account these adverse business developments. In January 2004, we concluded that, for purposes of valuing our deferred tax assets, we should use a long-term forecast that takes into account these recent developments but assumes no change from current performance levels, including any revenue growth or any cost reduction or other performance improvement actions we may take as a result of our work with Alvarez & Marsal, Inc. In short, we assumed flat business projections into the future. Based on this revised forecast, we recorded an additional $282.4 million valuation allowance against our deferred tax assets. This reflects our assessment, using the revised January 2004 long-term forecast that reflected the developments and assumptions noted above, of our ability to use our foreign tax credits before they expire and our ability to utilize our alternative minimum tax credits and state and foreign net operating loss carryforwards in the foreseeable future.

•	As noted above, we delayed filing our third quarter Form 10-Q. We plan to file our Form 10-Q with the SEC later this week. In preparing that Form 10-Q, we were required under generally accepted accounting principles to reflect, in our third quarter financial statements, business developments and new data acquired after the end of the third quarter because we had not yet finalized those financial statements. This, together with the impact of the restatements described below, resulted in various changes in our unaudited financial statements as of and for the three and nine months ended August 24, 2003 and August 25, 2002 included in the Form 10-Q from the information included in our Current Report on Form 8-K filed with the SEC on October 10, 2003.

•	We restated our financial statements for 2001, and as a result of the 2001 adjustments and other errors that were independent of the 2001 restatement items, we concluded that it was necessary to restate our financial statements for 2002 and the first two quarters of 2003. The following table shows the impact of the restatements on our operating income and our net income in the relevant periods:

($000s) Period	Operating income as originally reported	Operating income as restated	Net income as originally reported	Net income (loss) as restated
2001	$479,297	$440,776	$151,004	$93,662

2002	261,862	252,545	24,979	7,339

First Quarter 2003	47,440	65,748	(24,490)	(58,046)

Second Quarter 2003	56,412	62,894	(13,376)	(41,835)

For more information about the wrongful termination litigation and the related Audit Committee investigation, see “Item 3: Legal Proceedings.” For more information about the material weakness letter, the separate Audit Committee investigation and the steps we are taking to address the concerns raised in the letter, see “Restatement of Financial Statements” and “Item 9A: Controls and Procedures.” For more information about the valuation allowance, see “Tax Matters.” For more information about the delay in our third quarter Form 10-Q filing, see “Restatements of Financial Information.” For information concerning the background of the restatements, the specific adjustments made on an annual and quarterly basis, and management’s discussion and analysis of our results of operations for interim quarterly periods giving effect to the restated information, see “Restatements of Financial Information” and Notes 2 and 22 of the Notes to Consolidated Financial Statements.

Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K gives effect to the restatements.

Results of Operations

Year Ended November 30, 2003 as Compared to Year Ended November 24, 2002

The following table summarizes, for the periods indicated, selected items in our consolidated statements of income, the changes in such items from 2002 to 2003 and such items expressed as a percentage of net sales (amounts may not total due to rounding).

($000s)	2003	2002 (Restated)	$ Increase (Decrease)	% Increase (Decrease)	2003 % of Net Sales	2002 % of Net Sales
Net sales	$4,090,730	$4,145,866	$(55,136)	(1.3)%
Gross profit	1,574,209	1,689,675	(115,466)	(6.8)%	38.5%	40.8%
Marketing, general and administrative expenses	1,214,472	1,356,125	(141,653)	(10.4)%	29.7%	32.7%
Other operating income	39,936	34,450	5,486	15.9%	1.0%	0.8%
Restructuring charges, net of reversals	89,009	115,455	(26,446)	(22.9)%	2.2%	2.8%

Operating income	310,664	252,545	58,119	23.0%	7.6%	6.1%
Interest expense	254,265	186,493	67,772	36.3%	6.2%	4.5%
Other expense, net	87,691	39,465	48,226	122.2%	2.1%	1.0%

Income (loss) before taxes	(31,292)	26,587	(57,879)	NM	(0.8)%	0.6%
Income tax expense	318,025	19,248	298,777	1,552.2%	7.8%	0.5%

Net income (loss)	$(349,317)	$7,339	$(356,656)	NM	(8.5)%	0.2%

Consolidated net sales decreased 1.3% and on a constant currency basis decreased 5.7%.

The following table shows our net sales for our Americas, Europe and Asia Pacific businesses, the changes in these results from 2002 to 2003 and these results presented as a percentage of net sales (amounts may not total due to rounding).

				% Increase (Decrease)
($000s)	2003	2002 (Restated)	$ Increase (Decrease)	Reported	Constant Currency
Americas	$2,606,334	$2,692,870	$(86,536)	(3)%	(3)%
Europe	1,053,563	1,093,539	(39,976)	(4)%	(18)%
Asia Pacific	430,833	359,457	71,376	20%	11%

Total net sales	$4,090,730	$4,145,866	$(55,136)	(1)%	(6)%

The primary factors underlying the decrease in our net sales were a weak retail climate and deflationary pressures in most apparel markets in which we operate, and wholesale price reductions we took in the United States in mid-2003, resulting in lower sales of our Levi’s® and Dockers® products in the U.S. and Europe. This decrease was offset in part by sales from the launch of our Levi Strauss Signature™ brand in the United States in July 2003 and in Canada, Australia and Japan in the fourth quarter of 2003. The decrease in net sales was also offset in part by the continuing strength of our Asia Pacific business.

Americas net sales decreased 3.2% and on a constant currency basis decreased 2.9%.

We believe the overall decline in Americas net sales for 2003 compared to 2002 can be attributed to a number of factors, including the following:

•	soft market conditions, particularly in men’s apparel, which accounts for a large part of our business;

•	depressed retail sales in department and chain stores where our Levi’s® and Dockers® brands are primarily distributed;

•	inventory reductions by retailers in response to poor overall retail sales and in anticipation of the potential impact of the Levi Strauss Signature™ launch;

•	wholesale price reductions and higher sales allowances that we offered to our retail customers to improve their margins and help both of us remain competitive in an increasingly deflationary apparel environment; and

•	sales of our excess seasonal and other inventory at reduced prices.

The decrease in Americas net sales for 2003 compared to 2002 was offset in part by sales from the launch in July 2003 of our Levi Strauss Signature™ brand into Wal-Mart stores in the U.S. and during the fourth quarter into Canada. We shipped a range of men’s, women’s and kid’s products into nearly 3,000 Wal-Mart stores across the United States in one of the largest brand launches in apparel history.

We continue to focus on providing innovative products to consumers in every channel of distribution. We introduced a number of new products during 2003 including Levi’s® brand corduroys with new styles, an improved fabric feel and performance and a wide range of new colors. We extended our popular Dockers® Go Khaki® pant with Stain Defender™ finish to our women’s khaki lines. We also introduced our Dockers® Individual Fit™ waistband technology, featuring an expandable waistband, into a number of our men’s and women’s products.

Europe net sales decreased 3.7% and on a constant currency basis decreased 17.8%.

Net sales in Europe were affected by more severe market conditions than those prevailing in the United States. These market conditions included weak economies, low consumer confidence, price deflation in apparel and a stagnant retail environment. Our core replenishment business in the region suffered, particularly replenishment of 501® jeans products, in part due to retailers adopting more conservative purchasing patterns to reduce high inventory levels. A less favorable product mix also contributed to our constant currency sales decrease in 2003, reflecting in part lower sales of 501® jeans and increased sales of lower priced Levi’s® 580™ jeans and tops. Finally, we believe actions we took in Europe to move closeout and slow moving inventory, and unauthorized sales of our products, also adversely affected our sales in 2003.

In an effort to reinvigorate the European business, we are introducing product and marketing initiatives to drive demand. For example, in the casual pant segment we introduced the Dockers® S-Fit™ pant, featuring water repellent properties. We introduced the Levi Strauss Signature™ brand in Europe in early 2004. In addition, in 2004 we will introduce an updated 501® jean in Europe supported by a substantial marketing campaign, including television and print advertising and point of sale material, in an effort to appeal to a broader consumer group. We are also taking actions to reduce the presence of our products in unauthorized retail channels.

Asia Pacific net sales increased 19.9% and on a constant currency basis increased 10.5%.

Sales growth in Asia reflected the impact of our new products, including the super premium Red Loop™ product introduced in August and improved retail presentation. In Japan, which accounted for approximately 52% of our net sales in the Asia Pacific region for 2003, net sales increased approximately 14% on a constant currency basis compared to 2002. The positive results in Japan also reflected the opening of additional independently owned retail stores dedicated to the Levi’s® brand. Levi’s® Type 1™ lines and our Red Tab™ products, including a revitalized 501® jean product, performed well in the region. In addition, we introduced our Levi Strauss Signature™ brand into mass channel retailers in Australia and Japan during the fourth quarter of 2003.

Gross profit decreased 6.8%. Gross margin decreased 2.3 percentage points.

Factors that reduced our gross profit included the following:

•	reduced wholesale prices beginning in mid-2003 on our U.S. Levi’s® and Dockers® products in order to provide better margins for our retailers;

•	increased sales allowances and incentives in the U.S. primarily to facilitate transitions to new Levi’s® and Dockers® products and to clear seasonal and poorly-performing products, including Levi’s® Type 1™ jeans;

•	sales in the U.S. of our lower-priced products which generated lower gross margins than our other brands;

•	investments in fit, finish and fabric changes and in innovations in our Levi’s® and Dockers® products; and

•	lower sales of our 501® jeans and other core products in Europe and increased sales of lower margin Levi’s® Type 1™ jeans and Levi’s® 580™ jeans.

Cost savings from our 2002 plant closures partially offset the impact of these factors.

Gross profit in 2003 was adversely affected by restructuring related expenses in 2003 of $27.6 million primarily associated with the 2003 plant closures in the United States. These expenses primarily related to workers’ compensation, postretirement health and pension plan charges. Gross profit in 2002 was adversely affected by expenses of $49.5 million associated with plant closures in the United States and Scotland. Most of those expenses were for workers’ compensation and pension enhancements in the United States.

Unlike in prior periods, gross profit in 2003 does not include postretirement medical benefits related to retired manufacturing employees, as we have closed our manufacturing plants in the U.S. These costs, totaling approximately $37 million for 2003, are now reflected in marketing, general and administrative expenses. For 2003, gross profit benefited from the translation impact of stronger foreign currencies of approximately $97 million.

Going forward in 2004, we do not expect price reductions, allowances and incentives at the level we experienced in 2003. We made wide-ranging price reductions and completed substantial product transitions in the U.S. in 2003. We also expect to benefit from the cost of goods and operating expense savings associated with our completing our transition out of self-manufacturing in North America in early 2004.

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

Marketing, general and administrative expenses decreased 10.4% and decreased as a percentage of net sales by 3.0 percentage points.

A number of factors caused the decline in marketing, general and administrative expenses in 2003 compared to 2002:

•	We had lower long-term incentive and annual incentive compensation expense, including a reversal of $138.8 million in long-term compensation expense. The reversal reflects our performance in 2003, our current expectations for 2004 and the impact of income tax expense and other items under our long-term incentive compensation plan. For the year ended November 30, 2003, our annual incentive compensation expense was $9.1 million. Our net long-term and annual incentive compensation expenses in 2002 were $70.3 million and $44.4 million, respectively.

•	We had a curtailment gain in 2003 of approximately $21 million due to an amendment in one of our postretirement medical plans and a displacement of salaried employees in our U.S. business. The amendment affects both employees and retirees, including changing eligibility for the plan and changing our contribution levels for medical and prescription drug coverage.

•	Our amortization expenses were approximately $11 million lower than in 2002 due to our adoption in 2003 of SFAS 142, “Goodwill and Other Intangible Assets.”

•	Our advertising expense in 2003 decreased 7.9% to $283.0 million. Advertising expense in 2003 as a percentage of sales was 6.9% (7.3% of net sales excluding sales of Levi Strauss Signature™ products), compared to 7.4% in 2002. The decrease reflected lower media spending in general and the relatively minimal advertising spending for the Levi Strauss Signature™ brand.

These decreases were offset in part by expenses associated with our launch of the Levi Strauss Signature™ brand and inclusion in marketing, general and administrative expenses of postretirement health benefit costs relating to retired manufacturing employees, as discussed above under “Gross Profit.”

For 2003, marketing, general and administrative, expenses increased by $52.5 million due to the impact of foreign currency translation. Marketing, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $211.6 million (5.2% of net sales) and $184.7 million (4.5% of net sales) for 2003 and 2002, respectively. The increase in these expenses reflects in part costs associated with our launch of the Levi Strauss Signature™ brand in 2003.

Other operating income increased 15.9%.

Other operating income includes royalty income we generate through licensing our trademarks to accessory, country and other licensees. The increase is primarily attributable to an increase in new licensees, and increased sales by licensees of sportswear, loungewear and accessories.

Restructuring charges, net of reversals decreased 22.9%.

In 2003, we recorded charges of $104.4 million associated with plant closures in the United States and Canada, organizational changes in Europe and organizational changes in the United States. These charges were offset by reversals of $15.4 million in 2003, based primarily on lower costs than we had estimated for our 2002 U.S. plant closures. In 2002, we recorded charges of $142.0 million associated with plant closures in the United States and Scotland and a reorganizational initiative in Europe. These charges were offset by reversals of $26.5 million in 2002 relating primarily to lower employee-benefit and other costs than we had estimated for our 1997 – 1999 plant closures and November 2001 reorganizational actions in our U.S. business. More information about our restructuring charges is presented under “Restructuring Initiatives.”

Operating income increased 23.0%. Operating margin increased 1.5 percentage points.

The following table shows our operating income broken out by region, the changes in these items from 2002 to 2003 and these items presented as percentage of net sales:

($000s) Region	2003	% of Region’s Net Sales	2002 (Restated)	% of Region’s Net Sales	$ Increase (Decrease)	% Increase (Decrease)
Americas	$91,289	3.5%	$201,049	7.5%	$(109,760)	(55)%
Europe	83,978	8.0%	173,228	15.8%	(89,250)	(52)%
Asia Pacific	85,919	19.9%	65,574	18.2%	20,345	31%

Subtotal	261,186	6.4%	439,851	10.6%	(178,665)	(40.6)%
Corporate	49,478	1.2%	(187,306)	(4.5)%	236,784	NM

Total operating income	$310,664	7.6%	$252,545	6.1%	$58,119	23.0%

The increase in operating income was primarily attributable to lower marketing, general and administrative expenses and higher other operating income, partially offset by lower gross profit. In addition, operating income benefited from lower restructuring charges, net of reversals and lower net sales. By region:

•	Americas. The decrease in operating income was primarily attributable to lower gross profit and higher marketing, general and administrative expenses, slightly offset by higher other operating income. In addition, our 2003 operating income benefited from lower restructuring charges, net of reversals, which totaled $60.1 million and $95.8 million for 2003 and 2002, respectively.

•	Europe. The decrease in operating income was primarily attributable to lower gross profit and higher marketing, general and administrative expenses, slightly offset by higher other operating income. Operating income was reduced by higher restructuring charges, net of reversals, which totaled $28.9 million and $20.0 million for 2003 and 2002, respectively.

•	Asia Pacific. The increase in operating income was primarily attributable to higher gross profit and higher other operating income, as well as lower marketing, general and administrative expenses.

We reflect expenses relating to our long-term incentive compensation plan and our corporate staff in corporate expense. Our corporate net operating expenses were lower than 2002 due primarily to the reversals of long-term incentive compensation expense totaling $138.8 million in 2003, compared to an expense of $70.3 million in 2002. In addition, the lower corporate expenses reflect the curtailment gain related to changes in our postretirement medical plan we made in 2003.

Interest expense increased 36.3%.

The higher interest expense was primarily due to higher average debt balances and higher effective interest rates in 2003. The higher average debt balances of $433.6 million were due primarily to tax settlement and incentive compensation payments in early 2003 and higher inventories. The weighted average cost of borrowings for 2003 and 2002 was 10.05% and 9.14%, respectively. The increase in the weighted average interest rate reflects the issuance during the first quarter of 2003 of $575.0 million of senior notes due 2012 at a stated interest rate of 12.25%. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under unfunded deferred compensation plans and other items.

Other (income) expense, net increased 122.2%

The following table summarizes significant components of other (income) expense, net:

($000s)	2003	2002 (Restated)
Foreign exchange management contracts	$84,803	$57,351
Interest rate management contracts	—	(2,266)
Foreign currency transaction (gains) losses	(20,960)	3,999
Interest income	(4,470)	(7,911)
Gains on disposal of assets	(2,685)	(1,600)
Loss on early extinguishment of debt	39,353	—
Other	(8,350)	(10,108)

Total	$87,691	$39,465

We use foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in other (income) expense, net. Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in other (income) expense, net.

The decrease in interest income in 2003 was primarily related to the receipt in the third quarter of 2002 of interest income on a refund arising from a legal settlement associated with custom duties in Mexico. The net gain on disposal of assets in 2003 relates to the sale of fixed assets associated with our 2002 U.S. plant closures. The loss on early extinguishment of debt primarily related to our purchase of $327.3 million in principal amount of our 6.80% notes and the write-off of unamortized bank fees associated with the refinancing in January 2003 of our 2001 bank credit facility and the refinancing in September 2003 of both our January 2003 credit facility and our July 2001 U.S. receivables securitization transaction.

Income tax expense (benefit) increased by $298.8 million primarily because of the increase in the valuation allowance.

Income tax expense was $318.0 million for the year ended November 30, 2003 compared to $19.2 million for the same period in 2002. The difference between 2003 and 2002 is primarily related to the increase in valuation allowance for foreign tax credits, state and foreign net operating loss carryforwards and alternative minimum tax credits. We present more information about the valuation allowance increase and other tax matters in “Tax Matters” below.

The net loss of $349.3 million resulted in part from the valuation allowance.

The impact of the valuation allowance on our income tax expense, together with increased interest expense resulting from higher average debt balances and effective interest rates in 2003, far offset the increase in our operating income, and drove the net loss for the year.

Year Ended November 24, 2002 as Compared to Year Ended November 25, 2001

The following table summarizes, for the periods indicated, selected items in our consolidated statements of income, the changes in such items from 2001 to 2002 and such items expressed as a percentage of net sales (amounts may not total due to rounding).

($000s)	2002 (Restated)	2001 (Restated)	$ Increase (Decrease)	% Increase (Decrease)	2002 % of Net Sales	2001 % of Net Sales
Net sales	$4,145,866	$4,276,025	$(130,159)	(3.0)%	100%	100%
Gross profit	1,689,675	1,783,750	(94,075)	(5.3)%	40.8%	41.7%
Marketing, general and administrative expenses	1,356,125	1,381,247	(25,122)	(1.8)%	32.7%	32.3%
Other operating income	(34,450)	(33,420)	1,030	3.1%	0.8%	0.8%
Restructuring charges, net of reversals	115,455	(4,853)	120,308	NM	2.8%	(0.1)%

Operating income	252,545	440,776	(188,231)	(42.7)%	6.1%	10.3%
Interest expense	186,493	219,956	(33,463)	(15.2)%	4.5%	5.1%
Other (income) expense, net	39,465	(1,828)	41,293	NM	1.0%	0.0%

Income (loss) before taxes	26,587	222,648	(196,059)	(88.1)%	0.6%	5.2%
Income tax expense	19,248	128,986	109,738	85.1%	0.5%	3.0%

Net income (loss)	$7,339	$93,662	$(86,323)	(92.2)%	0.2%	2.2%

Consolidated net sales decreased 3.0% and on a constant currency basis decreased 3.5%.

The following table shows our net sales for our Americas, Europe and Asia Pacific businesses, the changes in these results from 2001 to 2002 and these results presented as a percentage of net sales (amounts may not total due to rounding).

				% Increase (Decrease)
($000s)	2002 (Restated)	2001 (Restated)	$ Increase (Decrease)	Reported	Constant Currency
Americas	$2,692,870	$2,857,545	$(164,675)	(6)%	(5)%
Europe	1,093,539	1,073,865	19,674	2%	(2)%
Asia Pacific	359,457	344,615	14,842	4%	4%

Total Net Sales	$4,145,866	$4,276,025	$(130,159)	(3)%	(4)%

The decrease in net sales reflected the impact of the weak retail and economic climates in many of the markets in which we operate and the other factors discussed below.

Americas net sales decreased 5.8% and on a constant currency basis decreased 4.9%.

The decrease in our Americas net sales primarily reflected the challenging U.S. retail and economic climate. Our initiatives included overhauling our product lines, introducing innovative products including the Dockers® Go Khaki® pant with Stain Defender™ finish, reducing wholesale prices on selected products and offering volume incentives and other promotional allowances to our retailers.

Europe net sales increased 1.8% and on a constant currency basis decreased 2.1%.

Net sales in Europe reflected a competitive and challenging marketplace, particularly in the United Kingdom, Italy and Germany, where we experienced weak consumer demand, high retail inventories and increasing apparel price deflation. Our actions included introducing new lower-priced products in both the Levi’s® and Dockers® brands, offering new vintage-inspired jeans products, reducing wholesale prices on selected products and selling closeout and slow-moving products to clear inventory.

Asia Pacific net sales increased 4.3% and on a constant currency basis increased 3.8%.

Sales growth in our Asia Pacific business reflected the positive impact of our product innovation, marketing programs and improved retail distribution in an environment characterized by economic weakness and apparel price deflation across much of the region.

In Japan, which accounted for approximately 52% of our business in Asia during 2002, net sales in 2002 increased approximately 4.0% compared to the prior year period on a constant currency basis. The results in Japan reflected the positive impact of our premium and super premium product lines, entry into the standard or lower priced segment, and the opening of additional independently-owned retail stores dedicated to the Levi’s® brand.

Gross profit decreased 5.3%. Gross margin decreased 0.9 percentage point.

Gross profit in 2002 was adversely affected by expenses of $49.5 million associated with plant closures in the United States and Scotland. Most of those expenses were for workers’ compensation and pension enhancements in the United States.

Our gross profit benefited from our lower sourcing and fabric costs and the favorable impact of foreign currency movements as well as lower inventory markdown expenses. Negatively affecting our gross profit were retailer promotions and incentives in the United States, which were recorded as a reduction of net sales, selective wholesale price reductions in the United States and Europe, entry into lower priced segments in all regions, and more expensive finishes, particularly in Europe.

Marketing, general and administrative expenses decreased 1.8% and increased 0.4 percentage point as a percentage of net sales.

The decrease in marketing, general and administrative expenses in 2002 was primarily due to lower advertising expense and our continuing cost containment efforts, partially offset by higher employee incentive plan accruals. In addition, these expenses in 2001 were reduced by a reversal of prior period accruals in the amount of $18.0 million associated with an employee long-term incentive plan as a result of changes in employee turnover assumptions based on actual experience.

For the year ended November 24, 2002 and November 25, 2001, marketing, general and administrative expenses included a net expense of $70.3 million and $47.8 million, respectively, for long-term incentive compensation programs, and a net expense of $44.4 million and $22.1 million, respectively, for our annual incentive compensation plan.

Advertising expense in 2002 decreased 14.0% to $307.1 million, as compared to $357.3 million in 2001. Advertising expense as a percentage of sales in 2002 decreased to 7.4%, as compared to 8.4% in 2001. The decrease in advertising expense reflected lower media spending and our strategic decision to shift some of our U.S. advertising spending into sales incentive programs with retailers. The cost of those programs was recorded as a reduction of net sales. Cooperative advertising expense for 2002 and 2001 was $4.5 million and $22.1 million, respectively.

Marketing, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $184.7 million and $185.6 million for 2002 and 2001, respectively.

Other operating income increased 3.1%.

The increase reflected an expansion of licensed accessory categories.

Restructuring charges, net of reversals increased by $120.3 million.

In 2002, we recorded charges of $142.0 million associated with plant closures in the United States and Scotland and a restructuring initiative in Europe. These charges were offset in part by reversals of $26.5 million in 2002 based on updated estimates. In 2001, we reversed charges of $27.2 million primarily due to updated estimates related to prior years’ restructuring initiatives. This reversal was offset by recorded charges of $22.4 million associated with various overhead restructuring initiatives in 2001 that resulted in workforce reductions in the United States and Japan. More information about our restructuring activities is presented under “Restructuring Initiatives.”

Operating income decreased 42.7%. Operating margin decreased 4.2 percentage points.

The following table shows our operating income by region, the changes in these items from 2001 to 2002 and these items presented as percentage of net sales:

($000s) Region	2002 (Restated)	% of Region’s Net Sales	2001 (Restated)	% of Region’s Net Sales	$ Increase (Decrease)	% Increase (Decrease)
Americas	$201,049	7.5%	$343,005	12.0%	$(141,956)	(41.4)%
Europe	173,228	15.8%	194,405	18.1%	(21,177)	(10.9)%
Asia Pacific	65,574	18.2%	47,427	13.8%	18,147	38.3%

Subtotal	439,851	10.6%	584,837	13.7%	(144,986)	(24.8)%
Corporate	(187,306)	(4.5)%	(144,061)	(3.4)%	(43,245)	(30.0)%

Total operating income	$252,545	6.1%	$440,776	10.3%	$(188,231)	(42.7)%

The decrease in operating income was primarily due to lower gross profit and higher restructuring charges, net of reversals of $115.5 million. This decrease was slightly offset by lower marketing, general and administrative expenses. By region:

•	Americas. The decrease in operating income was primarily attributable to lower gross profit, partially offset by lower marketing, general and administrative expenses and higher other operating income. In addition, 2002 operating income was reduced by higher restructuring charges, net of reversals, which totaled $95.8 million and $(5.9) million for 2002 and 2001, respectively.

•	Europe. The decrease in operating income was primarily attributable to lower gross profit, partially offset by lower marketing, general and administrative expenses and higher other operating income. Operating income was reduced by higher restructuring charges, net of reversals, which totaled $20.0 million and $(0.9) million for 2002 and 2001, respectively.

•	Asia Pacific. The increase in operating income was primarily attributable to higher gross profit and higher other operating income, as well as lower marketing, general and administrative expenses. Operating income benefited from lower restructuring charges, net of reversals, which totaled $(0.3) million and $2.0 million for 2002 and 2001, respectively.

Our 2002 corporate net operating expense was higher than in 2001 due primarily to higher long-term incentive compensation expense.

Interest expense decreased 15.2%.

The reduction in interest expense was primarily due to lower average debt levels combined with lower market interest rates. The lower average debt balances were due primarily to lower inventory levels. The weighted average cost of borrowings for 2002 and 2001 was 9.14% and 9.47%, respectively.

Other (income) expense, net increased by $41.3 million.

The following table summarizes significant components of other (income) expense, net:

($000s)	2002 (Restated)	2001 (Restated)
Foreign exchange management contracts	$57,351	$(4,761)
Interest rate management contracts	(2,266)	2,722
Foreign currency transaction (gains) losses	3,999	(9,979)
Interest income	(7,911)	(3,555)
(Gain) loss on disposal of assets	(1,600)	(1,620)
Loss on early extinguishment of debt	—	10,816
Other	(10,108)	4,549

Total	$39,465	$(1,828)

The increase in interest income for 2002 was due to a refund for a legal settlement associated with custom duties in Mexico and the related interest income on the refund. The loss on early extinguishment of debt in 2001 related to the write-off of unamortized bank fees associated with the refinancing in February 2001 of our 2000 bank credit facility.

Income tax expense decreased 85.1%.

The decrease in tax expense in 2002 reflected our substantially lower earnings in 2002, as well as the fact that 2001 included a tax expense relating to the tax return error concerning dispositions of fixed assets that led to the 2001 restatement.

Net income decreased 92.2%.

The decrease in 2002 was primarily attributable to lower earnings resulting from restructuring charges, net of reversals of $115.5 million and restructuring-related expenses of $49.5 million, lower net sales and higher net losses from foreign exchange management in 2002. The impact of these factors was partially offset by lower interest expense, lower marketing, general and administrative expenses and lower income tax expense.

Restructuring Initiatives

We made a number of changes in our organization and business that resulted in our recording restructuring charges in 2001, 2002 and 2003. Those changes include:

•	In 2001, we made organizational changes in our U.S. business resulting in part from product line simplification. We displaced approximately 325 employees and recorded an initial charge of $20.3 million.

•	In 2002, we closed six of our U.S. manufacturing plants. We displaced approximately 3,540 employees and recorded an initial charge of $120.0 million.

•	In 2002, we made organizational changes in our European business intended to improve customer service, reduce costs and streamline product distribution. We displaced approximately 40 employees and recorded an initial charge of $1.6 million.

•	In 2003, we made organizational changes in our European business intended to consolidate and streamline operations in our Brussels headquarters. We recorded an initial charge of $28.9 million reflecting the estimated displacement of approximately 320 employees.

•	In 2003, we decided to close our remaining manufacturing and finishing operations in the U.S. and Canada. We expect to displace approximately 2,000 employees. We recorded an initial charge of $53.1 million.

•	In 2003, we made organizational changes in our U.S. business intended to reduce the time it takes from initial product concept to placement on the retailer’s shelf and to reduce costs. We displaced approximately 350 employees and recorded an initial charge of $22.4 million.

Restructuring charges include certain costs associated with plant closures and organizational changes. We record them for certain costs associated with plant closures and business reorganization activities as they are incurred or when they become probable or estimable. These restructuring charges primarily reflect costs for employee severance, out-placement and career counseling services and resolution of contract obligations. Our restructuring charges also include property, plant and equipment write-offs. We estimate employee-related costs based on agreements with relevant union representatives or plans adopted by us applicable to employees not affiliated with unions. We review these reserves every quarter and, if appropriate, record changes based on the updated estimates. For example, in 2003, we reversed charges of $15.2 million relating to the 2002 U.S. plant closures because of lower than anticipated costs and updated estimates of future costs.

The following table summarizes the restructuring reserves associated with these activities:

($000s)	November 24, 2002 (Restated)	Restructuring Charges	MG&A Charges	Restructuring Reductions	MG&A Reversals	Restructuring Reversals	November 30, 2003
2003 U.S. Organizational Changes	$—	$22,448	$—	$(3,507)	$—	$—	$18,941
2003 North America Plant Closures	—	42,115	—	(1,485)	—	—	40,630
2003 Europe Organizational Changes	—	28,873	—	(984)	—	—	27,889

Europe Reorganization Initiative	1,366	—	6,134	(2,821)	(207)	(10)	4,462

2002 U.S. Plant Closures	58,678	—	—	(39,088)	—	(15,175)	4,415
2001 Corporate Restructuring Initiatives	2,121	—	—	(1,842)	—	(210)	69

Restructuring Reserves	$62,165	$93,436	$6,134	$(49,727)	$(207)	$(15,395)	$96,406

2003 North America Plant Closures – Asset Write-offs		10,968

Total		$104,404

MG&A in the table refers to marketing, general and administrative expenses. Reductions consist of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.

We expect to record in 2004 asset write-downs of $35.0 million to $45.0 million in connection with our suspension of installation of an enterprise resource planning system. We expect to eliminate approximately 40 positions and to incur additional restructuring costs in 2004, including $10 million to $15 million relating to contract terminations, severance and employee benefits costs. We may also record additional restructuring costs as a result of our ongoing cost reduction activities and work with Alvarez & Marsal, Inc.

Tax Matters

We periodically assess the likelihood of adverse outcomes resulting from the examinations of our income tax returns by the Internal Revenue Service (IRS), state and foreign tax jurisdictions and the need for a valuation allowance on our deferred tax assets in determining our annual effective income tax rate.

Internal Revenue Service Examinations. During 2002, we reached a settlement with the IRS on most of the issues in connection with the examination of our income tax returns for the years 1990 through 1995. As a result, we made a net payment of approximately $110.0 million to the IRS in March 2003. Our consolidated U.S. income tax returns for the years 1996 to 1999, and certain open issues relating to earlier years, are presently under examination by the IRS. We expect this examination to be substantially completed during 2004. We cannot provide assurance that we will be able to reach a settlement for 1996 to 1999, and for other open issues, on terms that are acceptable to us. In addition, our income tax returns for other years may also be the subject of future examination by tax authorities. While we believe that we have adequately provided for potential assessments, it is possible that an adverse outcome resulting from any settlement or future examination may lead to a deficiency in our recorded income tax expense and may adversely affect our liquidity.

Valuation Allowance. Our assessment of the realizability of our deferred tax assets reflects estimates of earnings over the foreseeable future. In January 2004, we concluded that we should use a revised forecast that takes into account recent performance, including adverse business developments in October and November 2003, but assumes no changes over the forecast period from current performance levels including any revenue growth or any cost reduction or other performance improvement actions we may take as a result of our work with Alvarez & Marsal, Inc. In short, we assumed flat business performance into the future. As a result of our review, we recorded a valuation allowance as described below.

Our ability to utilize existing foreign tax credit carryforwards and future foreign tax credits on unremitted non-U.S. earnings is dependent on our future taxable income in our U.S. operations. Our ability to utilize alternative minimum tax credits, and foreign and state net operating losses is a function of our expected future operating income in the relevant foreign entities and domestic jurisdictions.

Based on our revised long-term forecast described above, we believe that it is more likely than not that we will not be able to fully utilize all of our foreign tax credits, state and foreign net operating losses and alternative minimum tax credits in the foreseeable future. As a result, we recorded increases in our valuation allowance against certain of our deferred tax assets as follows:

•	a $166.0 million valuation allowance with respect to our future foreign tax credits related to our unremitted non-U.S. earnings;

•	a $49.1 million additional valuation allowance with respect to our foreign net operating loss carryforwards;

•	a $33.6 million additional valuation allowance with respect to our deferred tax assets for U.S. domestic tax credits and state net operating loss carryforwards;

•	a $25.9 million valuation allowance with respect to our foreign tax credit carryforwards that must be utilized before the five-year carryforward period expires; and

•	a $7.9 million valuation allowance with respect to foreign deferred tax assets.

The total increase in the valuation allowance was $282.4 million.

We cannot provide assurance that our future business performance or plans will enable us to conclude that we will be able to fully utilize our remaining foreign tax credits before they expire or utilize our domestic and foreign net operating losses in the foreseeable future. Moreover, if our business or expectations decline further, we may be required to record additional valuation allowances in future periods. On the other hand, improvements in our business performance, or enactment of legislation in Congress that would extend the period for which foreign tax credits may be carried forward and used, may in the future require us to record a reversal of all or a portion of the valuation allowance because that may change our assessment of our ability to use our foreign tax credits and net operating loss carryforwards.

Liquidity and Capital Resources

Our principal cash requirements include working capital and payments of interest on our debt. We also expect to have the following additional cash requirements in fiscal year 2004:

•	net cash payments of approximately $140 million resulting from plant closures, organizational changes, indefinite suspension of installation of an enterprise resource planning system and other restructuring activities;

•	net cash payments of approximately $41 million under our postretirement health benefits plans;

•	net cash payments of approximately $20 million as contributions to our pension plans;

•	net cash payments of approximately $40 million for capital expenditures; and

•	net cash payments of approximately $30 million for foreign taxes.

These amounts do not reflect any actions we may take as a result of our work with Alvarez & Marsal, Inc.

We expect our key sources of cash to include earnings from operations and borrowing availability under our senior secured revolving credit facility. We expect working capital improvements, in the form of reduced raw materials and work-in-process inventories, from our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package sourcing, as described in “Business — Sourcing, Manufacturing and Logistics.” We believe we will have adequate liquidity in 2004 to operate our business and to meet our cash requirements. We also believe that we will be in compliance with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash and Cash Equivalents; Available Borrowing Capacity

Available Liquidity. As of November 30, 2003, we had total cash and cash equivalents of approximately $203.9 million and net available borrowing capacity under our revolving credit facility of approximately $408.7 million. This gave us available liquidity resources of approximately $612.6 million. As of February 29, 2004, our availability under our domestic asset-based revolving credit facility was approximately $455 million and we had no outstanding loans. After taking into account usage of availability for other credit-related instruments such as documentary and standby letters of credit, our unused availability was approximately $269 million. In addition, we had highly liquid short-term investments in the U.S. totaling approximately $97 million, leaving us with total U.S. liquidity (availability and liquid short term investments) of $366 million.

Revolving Credit Facility. As of November 30, 2003, our calculated availability of $550.6 million under the revolving credit facility was reduced by $173.3 million of letters of credit and miscellaneous reserves allocated under our revolving credit facility, yielding a net availability of $377.3 million. Included in the $173.3 million of letters of credit and miscellaneous reserves at November 30, 2003 were $144.0 million of stand-by letters of credit with various international banks, of which $64.0 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims, $16.6 million were trade letters of credit and $12.7 million were for miscellaneous reserves. We pay fees on the stand-by letters of credit and borrowings against letters of credit are subject to interest at various rates.

Anticipated Restructuring and Benefit Plan Payments

Restructuring Charges. We expect to make net cash payments of approximately $140.0 million in 2004 in respect of the plant closures, organizational changes, enterprise resource planning system suspension and other restructuring activities described in this Form 10-K.

Postretirement Health Benefits. We maintain two plans that provide postretirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund postretirement benefits as claims and premiums are paid. We amended these plans in August 2003 and February 2004 to change the benefits coverage for certain employees and retired participants. We expect to make net cash payments of approximately $200.0 million under these plans in 2004 – 2008, including expected net cash payments of approximately $41.0 million in 2004. In addition, we expect to record in 2004 a curtailment gain of approximately $17.0 million and a net credit of $5.0 million. The net credit arises chiefly from the amortization of the unrecognized prior service cost generated as a result of the plan amendments.

Pension Plans. We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. Based on the fair value of plan assets and interest rates estimated as of November 30, 2003, we recorded a charge of $9.3 million, net of tax, to stockholders’ deficit during the fourth quarter of 2003. This charge reflects the after-tax additional minimum pension liability due to pension obligations exceeding assets.

We expect to make pre-tax contributions of approximately $167.0 million to our pension plans in 2004 – 2008, including expected payments of $20.0 million in 2004. Our plan to make these contributions reflects lower market interest rates in recent years, which have resulted in both an increase in present value of the future pension benefits and a decrease in our return assumptions for pension assets. In addition, our expectations for these future payments reflect our anticipation of adoption by the U.S. Department of Labor of a new mortality table. These expected payments are not in addition to the pension expense recorded for the applicable year and are based on estimates and are subject to change.

Debt, Other Cash Obligations and Commitments

As of November 30, 2003, our debt, net of cash on hand, was $2.1 billion, compared with $1.8 billion as of November 24, 2002. The increase in our net debt was due to incentive compensation payments made in the first quarter of 2003, higher inventory levels and payments in settlement of examinations by the Internal Revenue Service of our income tax returns for the years 1990 through 1995. We have no material special-purpose entities, off-balance sheet debt obligations or unconditional purchase commitments other than operating lease commitments. We do not have any material long-term raw materials supply agreements. We typically conduct business with our raw material suppliers, garment manufacturing and finishing contractors on an order-by-order basis.

Our total short-term and long-term debt principal payments and minimum operating lease payments for facilities, office space and equipment as of November 30, 2003 for the next five years and thereafter are as follows:

Year	Principal Payments	Minimum Operating Lease Payments
	(Dollars in Thousands)
2004	$34,700	$69,143
2005	61,203	63,678
2006	453,647	60,608
2007	5,000	54,725
2008	531,836	50,806
Thereafter	1,230,043	139,974

Total	$2,316,429	$438,934

The 2004 and 2005 payments include required payments of $5.0 million under our senior secured term loan. Additional payments in 2004 relate to short-term borrowings of $21.2 million. Additional payments in 2005 include a required payment under our customer service center equipment financing of $55.9 million. The 2006 payments include the payment of the 7.00% notes due November 1, 2006 of $450.0 million.

The table above reflects maturity of the 11.625% notes in January 2008. Our senior secured term loan and senior secured revolving credit facility agreements contain early maturity and covenant provisions linked to the timing of refinancing or repayment of our 7.0% notes due 2006 and our 11.625% notes due 2008. For more information, see “Financial Condition — Senior Secured Term Loan and Senior Revolving Credit Facility.” The senior secured term loan requires us to repay our 11.625% notes due 2008 not later than six months prior to their maturity date, in order to prevent acceleration of the maturity date of the senior secured term loan to a date three months prior to the maturity date of the 2008 notes. As a result, the term loan will become due on October 15, 2007 unless we have refinanced, repaid or otherwise provided for the 2008 notes by July 15, 2007.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off-Balance Sheet Arrangements. We have no material off-balance sheet debt obligations or unconditional purchase commitments other than operating lease commitments.

Indemnification Agreements. In the ordinary course of our business, we enter into agreements containing indemnification provisions under which we agree to indemnify the other party for specified claims and losses. For example, our trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain these provisions. This type of indemnification provision obligates us to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of our employees, breach of contract by us including inaccuracy of representations and warranties, specified lawsuits in which we and the other party are co-defendants, product claims and other matters. These amounts are generally not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. We have insurance coverage that minimizes the potential exposure to certain of these claims. We also believe that the likelihood of substantial payment obligations under these agreements to third parties is low and that any such amounts would be immaterial.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

($000s)	2003	2002	2001
Cash and Cash Equivalents	$203,940	$96,478	$102,831
Cash (Used For) Provided By Operating Activities	(162,187)	194,989	194,407
Cash Used For Investing Activities	(84,484)	(59,353)	(17,230)
Cash Provided By (Used For) Financing Activities	349,096	(143,558)	(186,416)

Cash used for/provided by operating activities decreased by $357.2 million.

Cash used for operating activities for 2003 decreased primarily due to lower sales in Europe and the Americas during the fourth quarter, resulting in higher inventory balances. The introduction of the Levi Strauss Signature™ brand also resulted in higher inventory balances. In addition, we made payments in the first quarter of 2003 of approximately $95 million, net of employee deferrals, under our employee incentive compensation plan and $110 million in settlement of examinations by the Internal Revenue Service of our income tax returns for the years 1990 through 1995.

Trade receivables as of November 30, 2003 decreased $116.4 million from November 24, 2002 primarily due to lower sales in Europe and the Americas during the fourth quarter. Inventories were $77.1 million higher than November 24, 2002 primarily due to the introduction of Levi Strauss Signature™ brand. Trade receivables as of November 24, 2002 increased by $1.8 million from November 25, 2001 primarily due to higher net sales in November 2002 compared to November 2001. Inventory decreased during 2002. We achieved the inventory reduction through retailer promotional and incentive programs and better inventory management.

Cash used for operating activities for 2002 increased primarily due to higher net sales in the fourth quarter of 2002 compared to the same period in 2001. In addition, inventories were lower due to improved inventory management and the impact of sales incentive programs.

Cash used for investing activities decreased by $25.1 million.

Cash used for investing activities for 2003 resulted primarily from purchases of information systems enhancements and realized losses on net investment hedges. These items were partially offset by proceeds primarily from the sale of assets associated with the U.S. plant closures.

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

Cash used for investing activities for 2001 resulted primarily from purchases of property, plant and equipment.

Cash provided by/used for financing activities increased by $492.7 million.

Cash provided by financing activities for 2003 primarily reflected the issuance of the 12.25% senior unsecured notes due 2012 and entry into the September 2003 senior secured term loan. These items were partially offset by the maturity and repayment of $350.0 million in principal amount of our 6.80% notes due November 1, 2003, debt issuance costs associated with our first and fourth quarter 2003 debt financing transactions, the retirement of our domestic and European receivables securitization financing arrangements and the retirement of an industrial development revenue refunding bond.

We used cash in 2002 primarily for repayment of existing debt.

We used cash in 2001 primarily for repayment of existing debt offset by the senior notes issued in January 2001 and the U.S. receivables securitization transaction completed in July 2001.

Financial Condition

Changes in Financing Arrangements in 2003

We made the following changes in our financing arrangements in fiscal 2003:

•	In December 2002 we issued $425.0 million of 12.25% notes due December 2012 to qualified institutional investors. The notes are unsecured obligations and may be redeemed at any time after December 15, 2007. In January 2003, we issued an additional $150.0 million of these notes.

•	In January 2003, we replaced our 2001 senior secured credit facility with a new $750.0 million secured credit facility.

•	In the first and second quarters of 2003, we repurchased $327.3 million of our 6.80% notes due 2003 using proceeds from our issuance of the 12.25% notes due 2012. In November 2003, we repaid the remaining $22.7 million in principal amount plus accrued interest on the 6.80% notes.

•	In March 2003, we terminated our European receivables securitization agreements and repaid the then-outstanding equivalent amount of $54.3 million.

•	In June 2003, we repaid the outstanding amount of $10.0 million on an industrial development bond relating to our Canton, Mississippi customer service center.

•	In September 2003, we replaced our 2001 U.S. receivables securitization agreement and our January 2003 senior secured credit facility with a new $500.0 million senior secured term loan agreement and a $650.0 million asset-based senior secured revolving credit facility.

Our debt and cash as of November 30, 2003 are summarized below:

(Dollars in Thousands)
Long-Term Debt:
Secured:
Term Loan	$500,000
Customer Service Center Equipment Financing	64,206
Notes payable, at various rates, due in installments through 2006	650

Subtotal	564,856
Unsecured:
Notes:
7.00% $450.0 million, due 2006	448,623
11.625% $380.0 million Dollar denominated, due 2008	377,391
11.625% €125.0 million Euro denominated, due 2008	149,445
12.25% $575.0 million, due 2012	571,449
Yen-denominated Eurobond:
4.25% ¥20.0 billion, due 2016	183,486

Subtotal	1,730,394
Current maturities	(13,521)

Total long-term debt	$2,281,729

Short-Term Debt:
Short-term borrowings	$21,179
Current maturities of long-term debt	13,521

Total short-term debt	$34,700

Total long-term and short-term debt	$2,316,429

Cash and cash equivalents:	$203,940

The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

We summarize below material terms of our senior secured term loan, senior secured revolving credit facility and 12.25% senior notes due 2012.

Senior Secured Term Loan and Senior Secured Revolving Credit Facility

Principal Amount; Use of Proceeds. On September 29, 2003, we entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. We used the borrowings under these agreements to refinance our January 2003 senior secured credit facility and our 2001 domestic receivables securitization agreement, and also use the borrowings for working capital and general corporate purposes.

Term Loan. Our term loan consists of a single borrowing of $500.0 million, divided into two tranches, a $200.0 million tranche subject to a fixed rate of interest and a $300.0 million tranche subject to floating rates of interest. The loan matures on September 29, 2009. Principal payments on the term loan in an amount equal to 0.25% of the initial principal amount must be made quarterly commencing with the last day of the first fiscal quarter of 2004, and the remaining principal amount of the term loan must be repaid at maturity. We have limited ability to voluntarily prepay any part of the term loan prior to March 31, 2007. Our term loan also requires mandatory prepayments in specified circumstances, such as if we engage in a sale of certain intellectual property assets.

Revolving Credit Facility. The revolving credit facility is an asset-based facility, in which the borrowing availability varies according to the levels of our accounts receivable and inventory. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. In 2004, we expect peak borrowing availability during our third quarter and a lower level of availability during our second quarter. Initial availability was approximately $563 million as of September 29, 2003. The maturity date of the facility is September 29, 2007, at which time all borrowings under the facility must be repaid. We may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales. We must pay an early termination fee if the facility is terminated prior to September 29, 2005.

Early Maturity or Default if Notes Not Refinanced. The term loan agreement requires us to repay our senior unsecured notes due 2006 and 2008 not later than six months prior to their respective maturity dates, failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity date of the 2006 or the 2008 notes, respectively. As a result, unless we have refinanced, repaid or otherwise provided for the payment of the 2006 notes by May 1, 2006, the term loan will become due on August 1, 2006, and unless we have repaid the 2008 notes by July 15, 2007, the term loan will become due on October 15, 2007.

We may satisfy this note refinancing requirement under the term loan in one of two ways. First, we may refinance the 2006 and 2008 notes by issuing new debt on terms similar to those of our 12.25% notes due 2012. Second, we may repurchase or otherwise set aside funds to repay the 2006 and 2008 notes if we meet specified conditions. Those conditions include our maintaining (after giving effect of the repayment on a pro forma basis) a leverage ratio that does not exceed 4.75 to 1.0 (for the 2006 notes) and 4.5 to 1.0 (for the 2008 notes) and an interest coverage ratio that exceeds 1.85 to 1.0 (for the 2006 notes) and 2.0 to 1.0 (for the 2008 notes). These ratios apply only to the note refinancing requirements; they are not ongoing financial covenants.

The revolving credit facility agreement contains a similar note refinancing requirement with respect to the 2006 notes, except that the consequence of a failure to repay the notes is a breach of covenant, not early maturity. We may also satisfy this requirement under the revolving credit facility if we reserve cash or have borrowing availability sufficient to repay the 2006 notes and thereafter have $150 million of borrowing availability under the revolving credit facility.

Interest Rates. The interest rate for the floating rate tranche of our term loan is 6.875% over the eurodollar rate or 5.875% over the base rate. The interest rate for the fixed rate tranche of our term loan is 10.0% per annum. The interest rate for our revolving credit facility is, for LIBOR rate loans, 2.75% over the LIBOR rate (as defined in the credit agreement) or, for base rate loans, 0.50% over the Bank of America prime rate.

Guaranties and Security. Our obligations under each of the term loan and revolving credit facility are guaranteed by our domestic subsidiaries. The revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the revolving credit facility are all of our most valuable real property interests and all of the capital stock of our affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing our notes due 2006 and the Yen-denominated Eurobond due 2016 (such restricted subsidiaries also are not permitted to be guarantors). The term loan is secured by a lien on trademarks, copyrights and other related intellectual property and by a second-priority lien on the assets securing the revolving credit facility.

Covenants. The term loan and the revolving credit facility each contain customary covenants restricting our activities as well as those of our subsidiaries, including limitations on our, and our subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on our assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure.

Fixed Charge Coverage Ratio. Both the term loan and the revolving credit facility contain a consolidated fixed coverage ratio covenant:

•	The term loan fixed charge coverage ratio is measured as of the end of each fiscal quarter. The ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) interest charges paid in cash for the relevant period. We are required to maintain a ratio of least 1.0 to 1.0 as of each measurement date. As of November 30, 2003, we were in compliance with our consolidated fixed charge coverage ratio.

•	The revolving credit agreement fixed charge coverage ratio is measured only if certain availability thresholds are not met. In that case, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. We are required to maintain a ratio of least 1.0 to 1.0 when the covenant is required to be tested. As of November 30, 2003, we were not required to perform this calculation.

Under our credit agreements, EBITDA is generally defined as consolidated net income plus (i) consolidated interest charges, (ii) the provision for federal, state, local and foreign income taxes, (iii) depreciation and amortization expense, (iv) other (income) expense and (v) restructuring and restructuring related charges, less cash payments made in respect of the restructuring charges.

Factors that could cause us to breach these fixed charge coverage ratio covenants include lower operating income, higher current tax expenses for which we have not adequately reserved, higher cash restructuring costs, higher interest expense due to higher debt or floating interest rates and higher capital spending. There are no other financial covenants in either agreement we are required to meet on an ongoing basis.

Events of Default. The term loan and the revolving credit facility each contain customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of our board of directors; and invalidity of the guaranty or security agreements. The cross-default provisions in each of the term loan and the revolving credit facility apply if a default occurs on other indebtedness in excess of $25.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to accelerate. If an event of default occurs under either the term loan or the revolving credit facility, our lenders may terminate their commitments, declare immediately payable the term loan and all borrowings under each of the credit facilities and foreclose on the collateral, including (in the case of the term loan) our trademarks.

Senior Unsecured Notes Due 2012

Principal, Interest and Maturity. On December 4, 2002, January 22, 2003 and January 23, 2003, we issued a total of $575.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of our other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. The notes are callable beginning December 15, 2007.

These notes were offered at a net discount of $3.7 million, which is amortized to interest expense over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $18.0 million are amortized over the term of the notes to interest expense.

Use of Proceeds. We used approximately $125.0 million of the net proceeds from the notes offering to repay remaining indebtedness under our 2001 bank credit facility and $327.3 million of the net proceeds to purchase the majority of our 6.80% notes due November 1, 2003.

Covenants. The indenture governing these notes contains covenants that limit our and our subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or our subsidiaries’ assets. These covenants are comparable to those contained in the indenture governing our 11.625% notes due 2008.

Asset Sales. The indenture governing these notes provides that our asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. We must use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under our revolving credit facility, or to invest in additional assets in a business related to our business. To the extent proceeds not so used within the time period exceed $10.0 million, we are required to make an offer to purchase outstanding notes at par plus accrued and unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under our senior secured term loan and senior secured revolving credit facility.

Change in Control. If we experience a change in control as defined in the indenture governing the notes, then we will be required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under our senior secured term loan and senior secured revolving credit facility.

Events of Default. The indenture governing these notes contains customary events of default, including failure to pay principal, failure to pay interest after a 30-day grace period, failure to comply with the merger, consolidation and sale of property covenant, failure to comply with other covenants in the indenture for a period of 30 days after notice given to us, failure to satisfy certain judgments in excess of $25.0 million after a 30-day grace period, and certain events involving bankruptcy, insolvency or reorganization. The indenture also contains a cross-acceleration event of default that applies if debt of Levi Strauss & Co. or any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity.

Covenant Suspension. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and we and our subsidiaries are and remain in compliance with the indenture, then we and our subsidiaries will not be required to comply with specified covenants contained in the indenture. These provisions are comparable to those contained in the indenture governing our 11.625% notes due 2008.

Other Financing Arrangements

Our other principal financing arrangements are summarized below:

•

Senior Unsecured Notes Due 2006. In 1996, we issued $450.0 million in senior unsecured notes maturing in November 2006. The notes bear interest at a rate of 7.00%. These notes are unsecured and rank equally with all of our other existing and future unsecured and unsubordinated debt. The indenture governing these notes contains customary investment-grade security events of default and restricts our ability and the ability of our subsidiaries and future subsidiaries, to incur liens, engage in sale and leaseback transactions and engage in mergers and sales of assets. The indenture also contains a cross-acceleration event of default that applies if debt in excess of $25 million is not paid at its stated maturity or upon acceleration and such payment default has not been cured within 30 days after we have been given a notice of default by the trustee or by holders of at least 25% in principal amount of the outstanding notes.

•	Senior Unsecured Notes Due 2008. In January 2001, we issued the then-equivalent $497.5 million in two series of senior unsecured notes maturing in January 2008. These notes rank equally with all of our other existing and future unsecured and unsubordinated debt and may be redeemed at any time after January 15, 2005. The issuance was divided into two series: U.S. $380.0 million notes and 125.0 million euro notes. Both series of notes bear interest at 11.625% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. These notes were offered at a discount of $5.2 million which is amortized over the term of the notes to interest expense using an approximate effective interest-rate method. Costs representing underwriting fees and other expenses of approximately $14.4 million are amortized over the term of the notes to interest expense. The terms contained in the indenture governing the notes, including the covenants, change of control provisions and events of default, are comparable to those contained in the indenture for the 12.25% notes due 2012, including a cross-acceleration event of default that applies if debt of Levi Strauss & Co. or of any restricted subsidiary in excess of $25 million is accelerated or is not paid when due at final maturity.

•	Customer Service Center Equipment Financing. In December 1999, we borrowed $89.5 million from a group of lenders under a five-year credit facility secured by most of the equipment located at our customer service centers in Nevada, Mississippi and Kentucky. The equipment in the customer service centers securing this facility is not part of the collateral securing our September 2003 bank credit facility. As of November 30, 2003, there was approximately $64.2 million principal amount outstanding under this facility. The remaining payments are $8.3 million due in 2004 and $55.9 million due at maturity on December 7, 2004. We expect to refinance this obligation. The transaction documents include customary covenants governing our activities, including, among other things, limitations on our ability to sell, lease, relocate or grant liens in the equipment held in these customer service centers. The transaction documents include customary events of default. The indenture also contains a cross-acceleration event of default that applies if there is a default in a payment obligation that is not cured within 10 days after notice from the agent and as a result of which the creditor accelerates the maturity of our debt in excess of $25 million. If we default, the lenders could accelerate the maturity date of our loans, enter these customer service centers and take possession of our equipment held there.

•	Yen-denominated Eurobond. In 1996, we issued a ¥20 billion principal amount Eurobond (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at our option at a make-whole redemption price commencing in 2006. We used the net proceeds from the placement to repay a portion of the indebtedness outstanding under a 1996 credit facility. The agreement governing this bond contains customary events of default and restricts our ability, and the ability of our subsidiaries and future subsidiaries, to incur liens, engage in sale and leaseback transactions and engage in mergers and sales of assets. The agreement contains a cross-acceleration event of default that applies if any of our debt in excess of $25 million is accelerated and the debt is not discharged or acceleration rescinded within 30 days after our receipt of a notice of default from the fiscal agent or from the holders of at least 25% of the principal amount of the bond.

Other Sources of Financing

We are a privately held corporation and consequently, the public equity markets are not readily accessible to us as a source of funds. Historically, we have primarily relied on cash flow from operations, borrowings under our credit facilities, issuances of notes and other forms of debt financing, to fund our operations. Our operations and liquidity have been adversely affected in the last several years by numerous business developments, which were exacerbated by significant competitive and industry changes and adverse economic conditions. These challenges and conditions have negatively impacted our cash flow and caused our total debt to increase, which together have led to credit rating downgrades.

Credit Ratings

For information about our credit ratings, including decisions taken by the rating agencies to lower our credit ratings in late 2003, see “Factors that May Affect Future Results — Risks relating to our substantial debt — Our ability to obtain new financing and trade credit and the costs associated with new financing and trade credit may be adversely affected by changes in our credit ratings.”

Restatements of Financial Information

Background

On October 9, 2003, we issued a press release and, on the next day, filed a Form 12b-25 with the Securities and Exchange Commission stating that we would not be able to file our third quarter Form 10-Q on a timely basis and amending financial information previously included in our fiscal year 2001 financial statements and in press releases issued on September 10, 2003 and September 30, 2003 announcing our results for the third quarter of 2003.

Restatement of 2001 Financial Statements. Earlier in 2003, we determined that we had reported incorrectly on tax returns for 1998 and 1999 on the disposition of certain fixed assets, primarily a double deduction for losses related to various plant closures. These reporting errors on our tax returns did not affect our results of operations for fiscal years 1998 through 2000 because the tax effect of these errors was not reflected in our financial statements. However, these errors did impact our financial statements for 2001 because the deferred tax liabilities for these errors were eliminated and taken into income through a 2001 reconciliation project undertaken while we were still unaware of these errors. In preparing our third quarter financial results described in our September 10 and September 30, 2003 press releases, we reflected the tax effect of these errors as an adjustment to the full-year effective tax rate for 2003, in effect treating them as a change in accounting estimate that would be recorded in the third and fourth quarters of 2003. Thereafter, we determined that the appropriate accounting treatment for these errors is to treat them as an accounting error in 2001, the year in which the deferred tax liabilities associated with these 1998 and 1999 reporting errors were eliminated, and to restate our fiscal year 2001 financial statements.

Audit Committee Review. Our Audit Committee has completed a review concerning these reporting errors on our 1998 and 1999 tax returns, their impact on our fiscal year 2001 financial statements, and the circumstances resulting in the release on September 10 and September 30, 2003 of financial information that contained the errors described above. The Audit Committee retained independent counsel, Simpson Thacher & Bartlett LLP, to assist in the review. An independent accounting firm was retained by Simpson Thacher & Bartlett LLP to consult on specified accounting issues.

The Audit Committee found no evidence of tax or other fraud, or of other wrongdoing by our personnel. The Audit Committee also did not find evidence that information concerning these reporting errors was withheld from senior management or from our independent auditors. The Audit Committee determined that the reporting errors in the 1998 and 1999 tax returns were the result of human errors. The elimination of the deferred tax liabilities associated with these errors in the 2001 reconciliation project, which resulted in these errors having an impact on the results of operations for 2001, was done without knowledge that these errors existed. The incorrect accounting determination reflected in the September 10 and 30 press releases was the result of human error in forming a judgment on the accounting issue for purposes of the third quarter financial statements and inadequate communication among senior members of our financial management and senior members of our independent auditors. We believed when we issued our September 10 and 30 press releases that the accounting treatment for these errors reflected in the releases was appropriate. Upon subsequent review of the accounting issues with senior members of our independent auditors and further consultation internally, we decided that the correct accounting treatment was to restate our financial results for 2001.

Restatements of 2001, 2002 and First Two Quarters of 2003 Financial Information

As we engaged in the reaudit of the 2001 financial statements, we determined that certain adjustments to the 2001 statements would affect the financial statements for subsequent periods. We also determined that errors were made in these financial statements that were independent of the 2001 restatement items. We therefore decided that it would be appropriate to restate our 2002 financial statements and to restate the financial information we previously reported for the first and second quarters of 2003. Unless otherwise specifically noted, the financial information in this Form 10-K reflects the 2001 restatement, the 2002 restatement and the 2003 first and second quarter adjustments.

The following table sets forth the consolidated statements of operations for 2002 and 2001 as originally reported and as restated (in thousands).

	Year Ended November 24, 2002		Year Ended November 25, 2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
Net sales	$4,136,590	$4,145,866	$4,258,674	$4,276,025
Cost of goods sold	2,451,785	2,456,191	2,461,198	2,492,275

Gross profit	1,684,805	1,689,675	1,797,476	1,783,750
Marketing, general and administrative expenses	1,332,798	1,356,125	1,355,885	1,381,247
Other operating (income)	(34,450)	(34,450)	(33,420)	(33,420)
Restructuring charges, net of reversals	124,595	115,456	(4,286)	(4,853)

Operating income	261,862	252,545	479,297	440,776
Interest expense	186,493	186,493	230,772	219,956
Other (income) expense, net	25,411	39,465	8,836	(1,828)

Income before taxes	49,958	26,587	239,689	222,648
Income tax expense	24,979	19,248	88,685	128,986

Net income	$24,979	$7,339	$151,004	$93,662

The 2001 and 2002 financial statements have been restated for various adjustments that are included in one or more of the following categories:

•	Tax errors and tax effects of other adjustments. As indicated above, the 2001 financial statements now reflect the correction of an error made in our 2001 deferred tax reconciliation project, as a result of which we had erroneously credited our tax provision. That amount of $24.0 million has been reflected as an additional expense and additional liability in 2001. In addition, other errors totaling $19.0 million in recording tax provisions were made in 2001 and 2002, particularly related to providing a valuation allowance on foreign net operating losses of subsidiaries in a cumulative loss position. We have also tax effected the other adjustments described below.

•

Adjustment for rent expense. In the first quarter of 2003, we reflected $21.2 million as a pre-tax adjustment of management, general and administrative expense. This was a cumulative adjustment for prior periods to reflect the actual liability for occupancy costs and leases on a straight-line basis. Because we are restating these periods, we have reflected the appropriate expense in each period totaling $3.7 million in 2001 and $2.6 million in 2002, and have reversed the cumulative adjustment from the first quarter of 2003.

•	Timing issues. A number of adjustments were made to the accounts relating to “out-of-period” entries. As a result of the 2001 re-audit, we identified a number of adjustments made by us in the 2001 and 2002 periods that were recorded in the incorrect periods.

Several of these adjustments actually related to accruals made in periods prior to fiscal 2001, including (i) over-accruals of provisions for inventory obsolescence of $35.4 million, resulting in reversals in 2001 and 2002 of $17.0 million and $6.9 million, respectively and the remainder was applied to prior periods; (ii) an over-accrual for workers’ compensation expense of $10.4 million, which was reversed in 2001; (iii) an under-accrual of incentive compensation in 2000 of $8.5 million, also reversed in 2001; and (iv) $10.9 million of improperly accrued restructuring costs, which were reversed in 2001.

The adjustments recorded by us represented reversals of accruals and/or reserves made in prior periods for which there was inadequate evidential support to obtain those accruals. The restated financial statements reflect these accrual reversals in the proper periods.

•	Restructuring. We inappropriately applied the provisions of EITF Issue No. 94-3 and made clerical errors in the recording of restructuring accruals for our 2002 plant closures. As a result, we have reversed $10.4 million of the restructuring accruals taken in 2002 and reversed gains taken in 2003 when those assets were sold amounting to $6.3 million. In addition, $2.6 million of restructuring accruals for our 1999 plant closures taken in that year were reversed, and expenses are appropriately reflected for those charges in later years.

We also reclassified a number of items, including:

•	The cost for sales clerks in foreign retail stores who are our employees have been reclassified to management, general and administrative expense from a reduction against sales, in the amounts of $8.0 million in 2001 and $8.1 million in 2002.

•	Foreign currency transaction effects on inventory purchases have been adjusted from other (income) expense to cost of sales and inventory in the amount of approximately $9.2 million and $4.2 million in 2001 and 2002, respectively.

•	Costs related to debt issuance and other items associated with early extinguishment of debt totaling $10.8 million in 2001 have been reclassified to conform with current presentation.

•	Goodwill has been reclassified in accordance with SFAS 142 out of other intangible assets for both periods ($199.9 million in 2002 and $208.7 million in 2001).

•	Payables to contractors were reclassified from accrued liabilities to accounts payable ($44.8 million in 2002 and $44.5 million in 2001).

Other items to note:

•	We reversed amortization expense recorded of $1.8 million and $0.9 million in 2002 and 2001, respectively, taken on costs improperly capitalized prior to 1999. These costs were applied to prior periods.

Restated Quarterly Financial Information

In connection with our restatements of our 2001 and 2002 financial statements, we have also restated our financial statements for quarterly periods in these years and for the first two quarters of 2003. The following tables set forth our consolidated quarterly statements of operations for these periods as originally published and as restated (in thousands):

	Year Ended November 30, 2003
	As Reported		As Restated
	First Quarter	Second Quarter	First Quarter	Second Quarter
Net sales	$875,088	$930,030	$877,034	$932,021
Cost of goods sold	515,641	545,480	516,882	538,825

Gross profit	359,447	384,550	360,152	393,196
Marketing, general and administrative expenses	323,533	343,399	304,770	345,390
Other operating (income)	(7,316)	(9,752)	(7,316)	(9,752)
Restructuring charges, net of reversals	(4,210)	(5,509)	(3,050)	(5,336)

Operating income	47,440	56,412	65,748	62,894
Interest expense	59,679	63,346	59,679	63,346
Other expense, net	27,909	14,994	34,615	20,183

Loss before taxes	(40,148)	(21,928)	(28,546)	(20,635)
Income tax expense (benefit)	(15,658)	(8,552)	29,500	21,200

Net loss	$(24,490)	$(13,376)	$(58,046)	$(41,835)

	As Reported Year Ended November 24, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$935,285	$923,518	$1,017,744	$1,260,043

Cost of goods sold	536,701	553,974	603,249	757,861

Gross profit	398,584	369,544	414,495	502,182
Marketing, general and administrative expenses	298,935	318,804	340,390	374,669
Other operating (income)	(6,113)	(8,511)	(6,015)	(13,811)
Restructuring charges, net of reversals	—	141,078	(16,565)	82

Operating income	105,762	(81,827)	96,685	141,242
Interest expense	48,023	42,510	48,476	47,484
Other (income) expense, net	(9,677)	9,499	20,791	4,798

Income (loss) before taxes	67,416	(133,836)	27,418	88,960

Income tax expense (benefit)	24,944	(58,154)	13,709	44,480

Net income (loss)	$42,472	$(75,682)	$13,709	$44,480

	As Restated Year Ended November 24, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$937,285	$925,518	$1,019,744	$1,263,319
Cost of goods sold	542,000	555,057	600,666	758,468

Gross profit	395,285	370,461	419,078	504,851
Marketing, general and administrative expenses	307,739	321,704	342,574	384,108
Other operating (income)	(6,113)	(8,511)	(6,016)	(13,810)
Restructuring charges, net of reversals	563	130,658	(15,848)	82

Operating income	93,096	(73,390)	98,368	134,471
Interest expense	48,023	42,510	48,476	47,484
Other (income) expense, net	(9,622)	11,344	26,816	10,927

Income (loss) before taxes	54,695	(127,244)	23,076	76,060

Income tax expense (benefit)	39,500	(92,000)	16,699	55,049

Net income (loss)	$15,195	$(35,244)	$6,377	$21,011

	As Reported Year Ended November 25, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$996,382	$1,043,937	$983,508	$1,234,847
Cost of goods sold	556,449	591,442	584,279	729,028

Gross profit	439,933	452,495	399,229	505,819
Marketing, general and administrative expenses	326,095	336,128	314,482	379,180
Other operating (income)	(7,174)	(7,365)	(8,377)	(10,504)
Restructuring charges, net of reversals	—	—	—	(4,286)

Operating income	121,012	123,732	93,124	141,429
Interest expense	69,205	53,898	55,429	52,240
Other (income) expense, net	4,868	899	13,850	(10,781)

Income before taxes	46,939	68,935	23,845	99,970

Income tax expense	17,367	25,507	8,822	36,989

Net income	$29,572	$43,428	$15,023	$62,981

	As Restated Year Ended November 24, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,002,575	$1,048,315	$987,104	$1,238,031
Cost of goods sold	565,990	593,992	595,464	736,829

Gross profit	436,585	454,323	391,640	501,202
Marketing, general and administrative expenses	330,525	348,930	322,194	379,598
Other operating (income)	(7,174)	(7,365)	(8,377)	(10,504)
Restructuring charges, net of reversals	(6,688)	(1,688)	(10,695)	14,218

Operating income	119,922	114,446	88,518	117,890
Interest expense	58,389	53,898	55,429	52,240
Other (income) expense, net	10,794	(2,963)	6,925	(16,584)

Income before taxes	50,739	63,511	26,164	82,234

Income tax expense	29,400	36,800	14,800	47,986

Net income	$21,339	$26,711	$11,364	$34,248

Discussion and Analysis of Quarterly Results of Operations, as Restated

We have prepared a discussion and analysis of our restated consolidated results of operations for the each of first two quarters of fiscal year 2003 and for each of the first three quarters of fiscal year 2002, which compares these results for quarterly periods with the restated results of the prior-year quarters.

Restated Results of Operations: Second Quarter 2003 vs. Second Quarter 2002

The following table sets forth the restated consolidated statements of operations for the quarterly periods indicated, the changes in such items from the prior year period and such items expressed as a percentage of net sales (amounts may not total due to rounding).

($000s)	2003 Restated Second Quarter	2002 Restated Second Quarter	$ Increase (Decrease)	% Increase (Decrease)	2003 % of Net Sales	2002 % of Net Sales

Net sales	$932,021	$925,518	$6,503	0.7%	100.0%	100.0%
Cost of goods sold	538,825	555,057	(16,232)	(2.9)%	57.8%	60.0%

Gross profit	393,196	370,461	22,735	6.1%	42.2%	40.0%
Marketing, general and administrative expenses	345,390	321,704	23,686	7.4%	37.1%	34.8%
Other operating (income)	(9,752)	(8,511)	(1,241)	14.6%	(1.0)%	(0.9)%
Restructuring charges, net of reversals	(5,336)	130,658	(135,994)	NM	(0.6)%	14.1%

Operating income (loss)	62,894	(73,390)	136,284	NM	6.7%	(7.9)%
Interest expense	63,346	42,510	20,836	49.0%	6.8%	4.6%
Other (income) expense, net	20,183	11,344	8,839	77.9%	2.2%	1.2%

Loss before taxes	(20,635)	(127,244)	106,609	(83.8)%	(2.2)%	(13.7)%
Income tax expense (benefit)	21,200	(92,000)	113,200	NM	2.3%	(9.9)%

Net income	$(41,835)	$(35,244)	$(6,591)	18.7%	(4.5)%	(3.8)%

The principal restatement adjustments for the second quarter of 2003 consolidated statement of operations were: foreign currency losses were adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; and the impact of a valuation allowance for deferred tax assets.

The principal restatement adjustments for the second quarter of 2002 consolidated statement of operations were: foreign currency transaction gains were adjusted from other (income) expense to cost of sales and inventory; reclassification of cost for sales clerks from sales to management, general and administrative expenses; the correction of restructuring errors and correct application of EITF Issue No. 94-3; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; and the correction of income tax expense resulting from providing a valuation allowance on foreign net operating losses.

Net sales. Net sales for the second quarter of 2003 increased 0.7% to $932 million, as compared to $925.5 million for the same period in 2002. On a constant currency basis, net sales decreased approximately 4.9%. The constant currency decrease reflected the continuing weak economic and retail climate, reduced consumer confidence and pricing pressures in most markets in which we operate.

Gross profit. Gross profit for the second quarter of 2003 totaled $393.2 million, as compared to $370.5 million for the same period in 2002. Gross profit as a percentage of net sales, or gross margin, for the second quarter of 2003 increased to 42.2%, as compared to 40.0% for the same period in 2002. Gross profit did not include, as in prior periods, postretirement medical benefits related to manufacturing employees. Gross profit also benefited from favorable currency effects on sourcing costs. Partially offsetting these factors were continuing investments in retailer sales promotions and incentives and product innovation.

Marketing, general and administrative expenses. Marketing, general and administrative expenses for the second quarter of 2003 increased 7.4% to $345.4 million, as compared to $321.7 million for the same period in 2002. Marketing, general and administrative expenses as a percentage of sales for the second quarter of 2003 was 37.1%, as compared to 34.8% for the same period in 2002. Factors contributing to the increase in marketing, general and administrative expenses for the second quarter of 2003 included foreign exchange rate movements, postretirement medical benefits related to manufacturing employees as discussed above under “Gross profit”, and expenses associated with our entry into the mass channel in the U.S. Partially offsetting these factors were lower incentive compensation accruals.

Other operating (income). Licensing income for the second quarter of 2003 of $9.8 million increased 14.6% as compared to $8.5 million for the same period in 2002.

Restructuring charges, net of reversals. In the second quarter of 2003, we recorded a net reversal of $5.3 million against prior period restructuring charges. In the second quarter of 2002, we recorded charges of $140.5 million associated with plant closures in the U.S. and Scotland. These charges were partially offset by reversals totaling $9.8 million for prior period restructuring charges related primarily to our 1997-1999 plant closures and restructuring initiatives.

Operating income (loss). Operating income for the second quarter of 2003 was $62.9 million, as compared to an operating loss of $73.4 million for the same period in 2002. For the second quarter of 2002, the operating loss was due primarily to the net restructuring charge of $130.7 million.

Interest expense. Interest expense for the second quarter of 2003 increased 49.0% to $63.3 million, as compared to $42.5 million for the same period in 2002. The higher interest expense was due primarily to higher average debt balances and higher effective interest rates in 2003.

Other (income) expense, net. Other expense, net for the second quarter of 2003 was $20.2 million, as compared to other expense, net of $11.3 million for the same period in 2002. The increase was attributable primarily to realized and unrealized losses on our foreign currency management contracts.

Income tax expense (benefit). Income tax expense for the second quarter of 2003 was $21.2 million, as compared to income tax benefit of $(92.0) million for the same period in 2002. Tax expense for the second quarter of 2003 reflected the higher full year effective tax rate. Income tax expense for the second quarters of 2003 and 2002 is based on the Company’s methodology of applying an annual effective tax rate to the year to date income (loss) before taxes. Based on the full year tax provision of $318.0 and $19.2 for 2003 and 2002, respectively, the computed effective tax rate applied to the quarters was (103.0)% and 72.4%, respectively.

Net income (loss). Net loss for the second quarter of 2003 was $41.8 million, as compared to net loss of $35.2 million for the same period in 2002. The principal factors for this variance were the impact of the 2002 restructuring charge, offset by a tax benefit in 2002, compared to a tax expense in 2003 reflecting the higher annual effective tax rate.

Restated Results of Operations: First Quarter 2003 vs. First Quarter 2002

The following table sets forth the restated consolidated statements of operations for the quarterly periods indicated, the changes in such items from the prior year period and such items expressed as a percentage of net sales (amounts may not total due to rounding).

($000s)	2003 Restated First Quarter	2002 Restated First Quarter	$ Increase (Decrease)	% Increase (Decrease)	2003 % of Net Sales	2002 % of Net Sales
Net sales	$877,034	$937,285	$(60,251)	(6.4)%	100.0%	100.0%
Cost of goods sold	516,882	542,000	(25,118)	(4.6)%	58.9%	57.8%

Gross profit	360,152	395,285	(35,133)	(8.9)%	41.1%	42.2%
Marketing, general and administrative expenses	304,770	307,739	(2,969)	(1.0)%	34.8%	32.8%
Other operating (income)	(7,316)	(6,113)	(1,203)	19.7%	(0.8)%	(0.7)%
Restructuring charges, net of reversals	(3,050)	563	(3,613)	NM	(0.3)%	0.1%

Operating income	65,748	93,096	(27,348)	(29.4)%	7.5%	9.9%
Interest expense	59,679	48,023	11,656	24.3%	6.8%	5.1%
Other (income) expense, net	34,615	(9,622)	44,237	NM	3.9%	(1.0)%

Income (loss) before taxes	(28,546)	54,695	(83,241)	NM	(3.3)%	5.8%
Income tax expense	29,500	39,500	(10,000)	(25.3)%	3.4%	4.2%

Net income (loss)	$(58,046)	$15,195	$(73,241)	NM	(6.6)%	1.6%

The principal restatement adjustments for the first quarter of 2003 consolidated statement of operations were: the reversal of a cumulative adjustment for prior periods to reflect the actual liability for occupancy costs and leases on a straight-line basis; foreign currency losses were adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; and the impact of the valuation allowance for deferred tax assets.

The principal restatement adjustments for the second quarter of 2002 consolidated statement of operations were: foreign currency transaction gains were adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; the correction of restructuring errors and correct application of EITF Issue No. 94-3; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; and the correction of income tax expense resulting from providing a valuation allowance on foreign net operating losses.

Net sales. Net sales for the first quarter of 2003 decreased 6.4% to $877.0 million, as compared to $937.3 million for the same period in 2002. On a constant currency basis, net sales decreased approximately 11%. The decrease reflected the weak retail and economic climates, declining consumer confidence and pricing pressures in most markets in which we operate. Political and economic uncertainty coupled with anxiety about war and terrorism also made the first quarter of 2003 more challenging than we had expected.

Gross profit. Gross profit for the first quarter of 2003 totaled $360.2 million, as compared to $395.3 million for the same period in 2002. Gross profit as a percentage of net sales, or gross margin, for the first quarter of 2003 decreased to 41.1%, as compared to 42.2 % for the same period in 2002. The gross profit decline was due primarily to lower shipments, higher sales promotions and incentives to our retailers and investments in product overhauls and innovation. In addition, our gross profit for the first quarter of 2003 does not include, as in prior periods, postretirement medical benefits related to manufacturing employees. Because we have closed most of our manufacturing plants in the U.S., these costs are now reflected in marketing, general and administrative expenses of approximately $10 million for the first quarter of 2003.

Marketing, general and administrative expenses. Marketing, general and administrative expenses for the first quarter of 2003 decreased 1.0% to $304.8 million, as compared to $307.7 million for the same period in

2002. Marketing, general and administrative expenses as a percentage of sales for the first quarter of 2003 was 34.8%, as compared to 32.8% for the same period in 2002. Marketing, general and administrative expenses in the first quarter of 2003 included post retirement medical benefits related to manufacturing employees as discussed above under “Gross profit” of approximately $10 million and higher advertising expense. More than offsetting this was a decline in total incentive compensation expense related to our long-term incentive compensation plan.

Other operating (income). Licensing income for the first quarter of 2003 of $7.3 million increased 19.7% as compared to $6.1 million for the same period in 2002.

Operating income (loss). Operating income for the first quarter of 2003 of $65.7 million decreased 29.4%, as compared to $93.1 million for the same period in 2002. The decrease was due primarily to lower net sales and gross margin.

Interest expense. Interest expense for the first quarter of 2003 increased 24.3% to $59.7 million, as compared to $48.0 million for the same period in 2002. The higher interest expense was due primarily to the first quarter, 2003 issuance of $575 million of senior notes due 2012 at an interest rate of 12.25% and higher bank debt as a result of entering into the 2003 senior secured credit facility.

Other (income) expense, net. Other expense, net for the first quarter of 2003 was $34.6 million, as compared to other income, net of $9.6 million for the same period in 2002. The other expense, net for the first quarter of 2003 was attributable primarily to net losses from our foreign exchange management contracts, losses for remeasurement of foreign currency transactions, and the loss on early extinguishment of debt.

Income tax expense (benefit). Income tax expense for the first quarter of 2003 was $29.5 million, as compared to $39.5 million for the same period in 2002. The decrease was due to significantly lower pretax income offset by the increase in the valuation allowance, contingent tax liabilities and a reduced benefit for foreign taxes.

Income tax expense for the first quarter of 2003 and 2002 is based on the Company’s methodology of applying an annual effective tax rate to the year to date income (loss) before taxes. Based on the full year tax provisions of $318.0 and $19.2 for 2003 and 2002 respectively, the computed effective tax rate applied to the quarters is (103)% and 72.4%, respectively.

Net income (loss). Net loss for the first quarter of 2003 was $58.0 million, as compared to a net income of $15.2 million for the same period in 2002. The loss was due primarily to lower sales higher interest expense and the impact of currency volatility on our foreign exchange management.

Restated Results of Operations: Third Quarter 2002 vs. Third Quarter 2001

The following table sets forth the restated consolidated statements of operations for the quarterly periods indicated, the changes in such items from the prior year period and such items expressed as a percentage of net sales (amounts may not total due to rounding).

($000s)	2002 Restated Third Quarter	2001 Restated Third Quarter	$ Increase (Decrease)	% Increase (Decrease)	2002 % of Net Sales	2001 % of Net Sales
Net sales	$1,019,744	$987,104	$32,640	3.3%	100.0%	100.0%
Cost of goods sold	600,666	595,464	5,202	0.9%	58.9%	60.3%

Gross profit	419,078	391,640	27,438	7.0%	41.1%	39.7%
Marketing, general and administrative expenses	342,574	322,194	20,380	6.3%	33.6%	32.6%
Other operating (income)	(6,016)	(8,377)	2,361	(28.2)%	(0.6)%	(0.8)%
Restructuring charges, net of reversals	(15,848)	(10,695)	(5,153)	48.2%	(1.6)%	(1.1)%

Operating income	98,368	88,518	9,850	11.1%	9.6%	9.0%
Interest expense	48,476	55,429	(6,953)	(12.5)%	4.8%	5.6%
Other expense, net	26,816	6,925	19,891	287.2%	2.6%	0.7%

Income before taxes	23,076	26,164	(3,088)	(11.8)%	2.3%	2.7%
Income tax expense	16,699	14,800	1,899	12.8%	1.6%	1.5%

Net income	$6,377	$11,364	$(4,987)	(43.9)%	0.6%	1.2%

The principal restatement adjustments for the third quarter of 2002 consolidated statement of operations were: the reversal of an over accrual for excess inventory reserves; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; foreign currency losses were adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; and the correction of income tax expense resulting from providing a valuation allowance on foreign net operating losses.

The principal restatement adjustments for the third quarter of 2001 consolidated statement of operations were: foreign currency transaction gains were adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; the correction of restructuring errors and correct application of EITF Issue No. 94-3; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; and the correction of income tax expense.

Net sales. Net sales for the third quarter of 2002 increased 3.3% to $1,019.7 million, as compared to $987.1 million for the same period in 2001. We believe the increase was attributable to product overhauls and innovation, broadened product availability, new retailer incentive programs resulting in improved economics for our customers, and improved delivery performance to our retail accounts.

Gross profit. Gross profit for the third quarter of 2002 totaled $419.1 million, as compared to $391.6 million for the same period in 2001. Gross profit as a percentage of net sales, or gross margin, for the third quarter of 2002 increased to 41.1%, as compared to 39.7% for the same period in 2001. The gross margin improvement was due primarily to higher sales, lower fabric and sourcing costs and the favorable impact of foreign currency movements as well as lower inventory markdown expenses.

Marketing, general and administrative expenses. Marketing, general and administrative expenses for the third quarter of 2002 increased 6.3% to $342.6 million, as compared to $322.2 million for the same period in

2001. Marketing, general and administrative expenses as a percentage of sales for the third quarter of 2002 was 33.6%, compared to 32.6% for the same period in 2001. The increase in marketing, general and administrative expenses for the third quarter of 2002 was due primarily to the effects of currency fluctuations and higher incentive compensation plan accruals as our results improved versus our performance targets under the employee incentive plan. The increase was partially offset by lower advertising expenses and our continuing cost containment efforts.

Other operating (income). Licensing income for the third quarter of 2002 of $6.0 million decreased 28.2%, as compared to $8.4 million for the same period in 2001.

Restructuring charges, net of reversals. Net reversals of prior period restructuring charges for the third quarter of 2002 were $15.8 million, as compared to net reversals of $10.7 million for the same period in 2001.

Operating income (loss). Operating income for the third quarter of 2002 of $98.4 million increased 11.1%, as compared to $88.5 million for the same period in 2001. The increase was primarily due to higher net sales and gross margin, partially offset by higher marketing, general and administrative expenses.

Interest expense. Interest expense for the third quarter of 2002 decreased 12.5% to $48.5 million, as compared to $55.4 million for the same period in 2001.

Other (income) expense, net. Other expense, net for the third quarter of 2002 was $26.8 million, as compared to other expense, net of $6.9 million for the same period in 2001. The increase in expense for the third quarter, 2002 was attributable primarily to net losses from derivative instruments used for foreign currency management activities that did not qualify for hedge accounting.

Income tax expense (benefit). Income tax expense for the third quarter of 2002 was $16.7 million, as compared to $14.8 million for the same period in 2001. The decrease was due to lower annual earnings in 2002.

Net income (loss). Net income for the third quarter of 2002 decreased 43.9% to $6.4 million, as compared to $11.4 million for the same period in 2001. The decrease was primarily due to higher marketing, general and administrative expenses, higher net losses from our foreign currency and interest rate management activities and higher income tax expense, partially offset by higher gross profit and lower interest expense.

Restated Results of Operations: Second Quarter 2002 vs. Second Quarter 2001

The following table sets forth the restated consolidated statements of operations for the quarterly periods indicated, the changes in such items from the prior year period and such items expressed as a percentage of net sales (amounts may not total due to rounding).

($000s)	2002 Restated Second Quarter	2001 Restated Second Quarter	$ Increase (Decrease)	% Increase (Decrease)	2002 % of Net Sales	2001 % of Net Sales

Net sales	$925,518	$1,048,315	$(122,797)	(11.7)%	100.0%	100.0%
Cost of goods sold	555,057	593,992	(38,935)	(6.6)%	60.0%	56.7%

Gross profit	370,461	454,323	(83,862)	(18.5)%	40.0%	43.3%
Marketing, general and administrative expenses	321,704	348,930	(27,226)	(7.8)%	34.8%	33.3%
Other operating (income)	(8,511)	(7,365)	(1,146)	15.6%	(0.9)%	(0.7)%
Restructuring changes, net of reversals	130,658	(1,688)	132,346	NM	14.1%	(0.2)%

Operating income (loss)	(73,390)	114,446	(187,836)	NM	(7.9)%	10.9%
Interest expense	42,510	53,898	(11,388)	(21.1)%	4.6%	5.1%
Other (income) expense, net	11,344	(2,963)	14,307	NM	1.2%	(0.3)%

Income (loss) before taxes	(127,244)	63,511	(190,755)	NM	(13.7)%	6.1%
Income tax expense (benefit)	(92,000)	36,800	(128,800)	NM	(9.9)%	3.5%

Net income (loss)	$(35,244)	$26,711	$(61,955)	(231.9)%	(3.8)%	2.5%

The principal restatement adjustments for the second quarter of 2002 consolidated statement of operations were: management, general and administrative expenses were adjusted to reflect occupancy costs on a straight-line basis; foreign currency losses were adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; and the correction of income tax expense resulting from providing a valuation allowance on foreign net operating losses.

The principal restatement adjustments for the second quarter of 2001 consolidated statement of operations were: foreign currency transaction gains were adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; the correction of restructuring errors and correct application of EITF Issue No. 94-3; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; and the correction of income tax expense.

Net sales. Net sales for the second quarter of 2002 decreased 11.7% to $925.5 million, as compared to $1,048.3 million for the same period in 2001. The decrease reflected the continuing difficult retail and economic climates in which we operated and the introduction of our new volume-based U.S. sales promotions and incentives.

Gross profit. Gross profit for the second quarter of 2002 totaled $370.5 million, as compared to $454.3 million for the same period in 2001. Gross profit as a percentage of net sales, or gross margin, for the second quarter of 2002 decreased to 40.0%, as compared to 43.3% for the same period in 2001. Gross profit and gross margin were adversely affected by expenses of $30.1 million associated with plant closures in the U.S. and Scotland, primarily for workers’ compensation and pension enhancements in the U.S. The effect of introducing retailer promotions and incentives was largely offset by lower sourcing and fabric costs.

Marketing, general and administrative expenses. Marketing, general and administrative expenses for the second quarter of 2002 decreased 7.8% to $321.7 million, as compared to $348.9 million for the same period in

2001. Marketing, general and administrative expenses as a percentage of sales for the second quarter of 2002 was 34.8%, as compared to 33.3% for the same period in 2001. The decrease in marketing, general and administrative expenses for the second quarter of 2002 was due primarily to lower advertising expenses, our continuing cost containment efforts, and the effect of currency exchange rates. In addition, the second quarter of 2001 included a $12.5 million reversal of an employee long-term incentive plan accrual as a result of forfeitures.

Other operating (income). Licensing income for the second quarter of 2002 of $8.5 million increased 15.6% as compared to $7.4 million for the same period in 2001.

Restructuring charges, net of reversals. In the second quarter of 2002, we recorded charges of $139.8 million associated with plant closures in the U.S. and Scotland. These charges were offset by a $9.1 million reversal of prior years’ restructuring charges, due primarily to updated estimates. In the second quarter of 2001, we recorded a net reversal of $1.7 million against a prior period restructuring charge, due to updated estimates.

Operating income (loss). Operating loss for the second quarter of 2002 was $73.4 million, as compared to operating income of $114.4 million for the same period in 2001. The decrease was primarily due to the net restructuring charge of $130.7 million and related expenses of $30.1 million recorded in the second quarter of 2002 and the impact of lower sales. This was partially offset by lower marketing, general and administrative expenses.

Interest expense. Interest expense for the second quarter of 2002 decreased 21.1% to $42.5 million, as compared to $53.9 million for the same period in 2001.

Other (income) expense, net. Other expense, net for the second quarter of 2002 was $11.3 million, as compared to other income, net of $3.0 million for the same period in 2001. The other expense, net for the second quarter of 2002 was due primarily to unrealized losses from derivative instruments used for foreign currency management activities that do not qualify for hedge accounting.

Income tax expense (benefit). Income tax benefit for the second quarter of 2002 was $(92.0) million, as compared to income tax expense of $36.8 million for the same period in 2001. The benefit was primarily due to the pre-tax loss we experienced in 2002. Income tax expense (benefit) for the second quarters of 2002 and 2001 is based on the company’s methodology of applying an annual effective tax rate to the year to date income (loss) before taxes.

Net income (loss). Net loss for the second quarter of 2002 was $35.2 million, as compared to net income of $26.7 million for the same period in 2001. The net loss was attributable to net restructuring charges and related expenses and lower net sales, partially offset by lower marketing, general and administrative expenses and interest expense, and an income tax benefit.

Restated Results of Operations: First Quarter 2002 vs. First Quarter 2001

The following table sets forth the restated consolidated statements of operations for the quarterly periods indicated, the changes in such items from the prior year period and such items expressed as a percentage of net sales (amounts may not total due to rounding).

$(000s)	2002 Restated First Quarter	2001 Restated First Quarter	$ Increase (Decrease)	% Increase (Decrease)	2002 % of Net Sales	2001 % of Net Sales

Net sales	$937,285	$1,002,575	$(65,290)	(6.5)%	100.0%	100.0%
Cost of goods sold	542,000	565,990	(23,990)	(4.2)%	57.8%	56.5%

Gross profit	395,285	436,585	(41,300)	(9.5)%	42.2%	43.5%
Marketing, general and administrative expenses	307,739	330,525	(22,786)	(6.9)%	32.8%	33.0%
Other operating (income)	(6,113)	(7,174)	1,061	(14.8)%	(0.7)%	(0.7)%
Restructuring changes, net of reversals	563	(6,688)	7,251	NM	0.1%	(0.7)%

Operating income	93,096	119,922	(26,826)	(22.4)%	9.9%	12.0%
Interest expense	48,023	58,389	(10,366)	(17.8)%	5.1%	5.8%
Other (income) expense, net	(9,622)	10,794	(20,416)	NM	(1.0)%	1.1%

Income before taxes	54,695	50,739	3,956	7.8%	5.8%	5.1%
Income tax expense	39,500	29,400	10,100	34.4%	4.2%	2.9%

Net income	$15,195	$21,339	$(6,144)	(28.8)%	1.6%	2.1%

The principal restatement adjustments for the first quarter of 2002 consolidated statement of operations were: management, general and administrative expenses were adjusted to reflect occupancy cost on a straight-line basis; foreign currency losses adjusted from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks from sales to management, general and administrative expenses; and the correction of income tax expense resulting from providing a valuation allowance on foreign net operating losses.

The principal restatement adjustments for the first quarter of 2001 consolidated statement of operations were: foreign currency transaction gains adjusted from other (income) expense to cost of sales and inventory; reclassification of cost for sales clerks from sales to management, general and administrative expenses; the correction of restructuring errors and correct application of EITF Issue No. 94-3; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; and the correction of income tax expense.

Net sales. Net sales for the first quarter of 2002 decreased 6.5% to $937.3 million, as compared to $1,002.6 million for the same period in 2001. The decrease reflected the challenging economies and retail markets in which we operated, higher U.S. sales promotions and incentives that offset recorded sales, and the impact of a weaker euro and yen.

Gross profit. Gross profit for the first quarter of 2002 totaled $395.3 million, as compared to $436.6 million for the same period in 2001. Gross profit as a percentage of net sales, or gross margin, for the first quarter of 2002 decreased to 42.2%, as compared to 43.5% for the same period in 2001. The gross profit decline was due primarily to lower net sales. The gross margin decline was due primarily to U.S. retailer sales promotions and incentives, and a reduction in some of our wholesale prices. In the first quarter of 2001, a reversal of workers compensation accruals totaling $8.0 million contributed to the higher gross profit and gross margin.

Marketing, general and administrative expenses. Marketing, general and administrative expenses for the first quarter of 2002 decreased 6.9% to $307.7 million, as compared to $330.5 million for the same period in 2001. Marketing, general and administrative expenses as a percentage of sales for the first quarter of 2002 was 32.8%, as compared to 33.0% for the same period in 2001. The decrease in marketing, general and administrative expenses for the first quarter of 2002 was due primarily to lower advertising expenses and incentive plan accruals, as well as continuing cost containment efforts.

Other operating (income). Licensing income for the first quarter of 2002 of $6.1 million decreased 14.8% as compared to $7.2 million for the same period in 2001.

Operating income (loss). Operating income for the first quarter of 2002 of $93.1 million decreased 22.4%, as compared to $119.9 million for the same period in 2001. The decrease was primarily due to lower net sales and gross margin, partially offset by lower marketing, general and administrative expenses.

Interest expense. Interest expense for the first quarter of 2002 decreased 17.8% to $48.0 million, as compared to $58.4 million for the same period in 2001.

Other (income) expense, net. Other income, net for the first quarter of 2002 was $9.6 million, as compared to other income, net of $10.8 million for the same period in 2001. Other income for the first quarter of 2002 was attributable primarily to net gains from foreign currency and interest rate management activities. In the first quarter of 2001, we also incurred $10.8 million in costs on the early extinguishment of debt.

Income tax expense. Income tax expense for the first quarter of 2002 was $39.5 million, as compared to $29.4 million for the same period in 2001. Income tax expense for the first quarters of 2002 and 2001 is based on the company’s methodology of applying an annual effective tax rate to the year to date income (loss) before taxes.

Net income (loss). Net income for the first quarter of 2002 decreased 28.8% to $15.2 million, as compared to $21.3 million for the same period in 2001. The decrease was primarily due to a higher effective tax rate.

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

Critical Accounting Policies

Our critical accounting policies upon which our financial position and results of operations depend are those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, derivatives and foreign exchange management activities, pension and post-retirement benefits and employee incentive compensation. More information about our critical accounting policies is contained in Note 1 to the Consolidated Financial Statements.

Estimates and Assumptions

Preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements. Key estimates and assumptions for us include those relating to:

•	product returns and customer claims, which we use in recognizing revenue;

•	expected selling prices for our products, which we use in valuing our inventory;

•	future business performance on both a consolidated basis and in particular countries, which we use in recording incentive compensation expense and valuing our deferred tax assets;

•	employee benefit, facility exit, contract termination and other costs associated with facility closures and organizational changes, which we use in determining restructuring expenses; and

•	employee demographics and turnover, global capital market performance and health care costs, which we use in accounting for our benefit programs.

In 2003, changes in estimates and assumptions based on new data had a substantial impact on our results. For example:

•	We recorded an increase of $282.4 million in the valuation allowance against our deferred tax assets based on changes in the estimates of future earnings we use in valuing our deferred tax assets. A key feature of that estimate was an assumption of no changes over the estimate period from current performance levels including any revenue growth or actions we may take as a result of our work with Alvarez & Marsal, Inc.

•	We reversed $138.8 million in long-term compensation expense based in part on changes in our expectations for 2004 performance.

•	We reversed $15.4 million in restructuring charges primarily due to lower costs than we had previously estimated for employee benefit, facility sale, supplier exit and other costs relating to our 2002 U.S. manufacturing plant closures.

Changes in our estimates may affect amounts we report in future periods.

New Accounting Standards

Note 1 to the Consolidated Financial Statements summarizes our adoption of the following new accounting standards:

    2001 Financial Year

•	SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”

•	SFAS 138 “Accounting for Derivative Instruments and Certain Hedging Activities”

•	SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”

    2002 Financial Year

•	SFAS 141 “Business Combinations;”

    2003 Financial Year

•	SFAS 142 “Goodwill and Other Intangible Assets;”

•	SFAS 143 “Accounting for Asset Retirement Obligations;”

•	SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets;”

•	SFAS 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections;”

•	SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities;”

•	FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and

•	SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

Our adoption of these standards at the dates indicated in Note 1 did not have a material impact on our consolidated financial condition or results of operations.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing domestic and international retail environments;

•	ongoing price and other competitive pressures in the apparel industry;

•	the effectiveness of our promotion and incentive programs with retailers;

•	changes in the level of consumer spending or preferences in apparel;

•	dependence on key distribution channels, customers and suppliers;

•	changing fashion trends;

•	risks related to the impact of consumer and customer reactions to new products including our mass channel products;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of potential future restructuring activities;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	our supply chain executional performance;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	trade restrictions and tariffs; and

•	political or financial instability in countries where our products are manufactured.

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

As of November 30, 2003, our total debt was $2.3 billion and we had $377.3 million of additional borrowing capacity under our revolving credit facility. Our substantial debt could have important adverse consequences. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our senior secured term loan, senior secured revolving credit facility, 7.00% senior notes due 2006, 11.625% senior notes due 2008 and 12.25% senior notes due 2012;

•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to some of our competitors that have less financial leverage; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

The majority of borrowings under our 2003 senior secured term loan and senior secured revolving credit facility are, and will continue to be, at variable rates of interest. As a result, increases in market interest rates may require a greater portion of our cash flow to be used to pay interest.

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

Restrictions in our notes indentures and our 2003 senior secured term loan and senior secured revolving credit facility may limit our activities.

The indentures relating to our senior unsecured notes due 2006, 2008 and 2012 and our 2003 senior secured term loan and senior secured revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, make capital expenditures, and enter into transactions with affiliates. We also are required to meet a fixed charge coverage ratio under the terms of our senior secured term loan and senior secured revolving credit facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete with companies not similarly restricted. In particular, these restrictions, in combination with our leveraged condition, could limit our ability to restructure our business or take other actions that require additional funds or that cause us to incur charges or costs that adversely affect our compliance with our fixed charge coverage ratio covenants.

If we are unable to service our indebtedness or repay or refinance our indebtedness as it becomes due, we may be forced to sell assets or we may go into default, which could cause other indebtedness to become due, result in bankruptcy or an out-of-court debt restructuring, preclude full payment of the notes and adversely affect the trading value of our notes.

Our 7.00% notes due 2006 mature on November 1, 2006, our senior secured revolving credit facility matures on September 29, 2007, our notes due 2008 mature on January 15, 2008, and our senior secured term loan matures on September 29, 2009. The term loan agreement requires us to repay our notes due in 2006 and 2008 not later than six months prior to their respective maturity dates, failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity dates of the 2006 or the 2008 notes, respectively. The revolving credit facility agreement contains a similar note refinancing requirement with respect to the 2006 notes, except that the consequence of a failure to repay the notes is a breach of covenant, not early maturity. We may also satisfy this requirement under the revolving credit facility if we reserve cash or have borrowing availability sufficient to repay the 2006 notes and thereafter have $150 million of borrowing availability under the revolving credit facility.

If we are unable to pay interest on our indebtedness when due, or to repay or refinance the principal amount of our indebtedness when due, we will go into default under the terms of the documents governing such indebtedness. If that happens, the holders of this indebtedness and of our other indebtedness could elect to declare all of the indebtedness due and payable and, in the case of the revolving credit facility, terminate their commitments. Prior to or after these defaults, the holders of our indebtedness could exert pressure on us to sell assets or take other actions, including the initiation of bankruptcy proceedings or the commencement of an out-of-court debt restructuring, which may not be in the best interests of the company or holders of our notes. In addition, we may decide to initiate a bankruptcy or restructuring or to effect another type of transaction if we believe it would be in the company’s best interest to do so. There can be no assurance that the notes would be repaid in these circumstances. Any default under our indebtedness, or the perception that we may go into default, would also adversely affect the trading value of the notes.

Because our notes are effectively subordinated to all of our secured debt and the liabilities of our subsidiaries, we may not have sufficient assets to pay amounts owed on our notes if a default occurs.

Our senior notes due 2006, 2008 and 2012 are general senior unsecured obligations that rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. Our notes are effectively subordinated to all of our secured debt to the extent of the value of the assets securing that debt. As of November 30, 2003, we had $565 million of debt that was secured by most of our assets, including our trademarks, our U.S. receivables and inventories, the assets and stock of our U.S. subsidiaries and majority positions in shares of many of our non-U.S. subsidiaries.

Because our 2003 senior secured term loan and senior secured revolving credit facility are secured obligations, failure to comply with their terms or our inability to pay our lenders at maturity would entitle those lenders immediately to foreclose on most of our assets, including our trademarks and the capital stock of all of our U.S. and most of our foreign subsidiaries, and the assets of our material U.S. subsidiaries, which serve as collateral. If that happens, those secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, including the holders of our notes.

Our notes are also structurally subordinated to all obligations of our subsidiaries since holders of the notes will only be creditors of Levi Strauss & Co. and not of our subsidiaries. As of November 30, 2003, the liabilities of our subsidiaries were approximately $390.9 million. The ability of our creditors to participate in any distribution of assets of any of our subsidiaries upon liquidation or bankruptcy will be subject to the prior claims of that subsidiary’s creditors, including trade creditors, and any prior or equal claim of any equity holder of that subsidiary. In addition, the ability of our creditors to participate in distributions of assets of our subsidiaries will be limited to the extent that the outstanding shares of capital stock of any of our subsidiaries are either pledged to secure other creditors, such as under our 2003 senior secured term loan and senior secured revolving credit facility, or are not owned by us, such as our Japanese and Turkish subsidiaries.

If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our notes.

We conduct our foreign operations through foreign subsidiaries, which in 2003 accounted for approximately 40% of our net sales. As a result, we depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations, including payments on our notes. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us.

Our ability to obtain new financing and trade credit and the costs associated with a new financing and trade credit may be adversely affected by changes in our credit ratings.

The credit ratings assigned to our indebtedness may affect both our ability to obtain new financing and trade credit and the costs of this financing and credit. The rating agencies all took action in late 2003 in response, according to the agencies, to our business performance and financial condition, and to litigation, financial reporting and other events affecting our credibility and reputation:

•	On December 9, 2003, Standard & Poor’s Rating Services, or S&P, lowered our ratings on our long-term corporate credit and senior unsecured debt ratings to “CCC” from “B,” on our senior secured revolving credit facility to “B” from “BB” and on our senior secured term loan facility to “B-” from “BB-.” In addition, S&P removed our ratings from “CreditWatch” and said the outlook is “developing.”

•	On November 13, 2003, Fitch Ratings, or Fitch, lowered our ratings on our senior unsecured debt to “B-” from “B,” our senior secured revolving credit facility to “BB-” from “BB” and our senior secured term loan to “B+” from “BB-.” On December 2, 2003, Fitch lowered our ratings on our senior unsecured debt to “CCC+” from “B-,” our senior secured revolving credit facility to “B+” from “BB-” and our senior secured term loan to “B” from “B+.” Fitch’s rating outlook remains negative.

•	On November 13, 2003, Moody’s Investor Service, or Moody’s, lowered our ratings on our senior secured term loan to “Caa2” from “Caa1” and our senior implied rating to “Caa2” from “Caa1.” Moody’s also changed the ratings outlook to negative from stable.

Although these downgrades did not trigger any material obligations or provisions under our financing or other contractual relationships, it is possible that these or other rating agencies may further downgrade our credit ratings or change their outlook about us, which could have an adverse impact on us. For example, if our credit ratings are further downgraded, it could increase our cost of capital, make our efforts to raise capital or trade credit more difficult and have an adverse impact on our reputation.

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

We face a variety of competitive challenges from other domestic and foreign jeanswear and casual apparel marketers, fashion-oriented apparel marketers, specialty retailers and retailers of private label jeanswear and casual apparel products, some of which have greater financial and marketing resources than we do. We compete with these companies primarily on the basis of:

•	developing products with innovative fits, finishes, fabrics and performance features;

•	anticipating and responding to changing consumer demands in a timely manner;

•	offering attractively priced products;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for our retail customers by providing market-right products and executing effective pricing, incentive, promotion and service programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective marketing support; and

•	obtaining sufficient retail floor space and effective presentation of products at retail.

Increased competition in the worldwide apparel industry, including from international expansion of vertically-integrated specialty stores, from mass channel retailers developing exclusive labels or expanding the brands they carry and from internet-based competitors, could reduce our sales and prices and adversely affect our business and financial condition.

The worldwide apparel industry continues to experience price deflation, which has affected, and may continue to affect, our results of operations.

The worldwide apparel industry has experienced price deflation in recent years. The deflation is attributable to increased competition, increased product sourcing in lower cost countries, growth of the mass merchant channel of distribution, commoditization of the khaki market in the United States, changes in trade agreements and regulations and reduced relative spending on apparel and increased value-consciousness on the part of consumers reflecting, in part, general economic conditions. Downward pressure on prices has, and may continue to:

•	require us to introduce lower-priced products;

•	require us to reduce wholesale prices on existing products;

•	result in reduced gross margins;

•	increase retailer demands for allowances, incentives and other forms of economic support that could adversely affect our profitability; and

•	increase pressure on us to further reduce our production costs and our operating expenses.

For example, in 2003, we reduced wholesale prices on our Levi’s® brand and Dockers® brand products in the United States, and provided substantial incentives to U.S. retailers in response to retailer efforts to address declining retail prices and resulting margin pressures. These actions depressed our gross profit and adversely affected our earnings. Because of our high debt level, we may be less able to respond effectively to these developments than our competitors who have less financial leverage.

The success of our business depends upon our ability to offer innovative and upgraded products.

The worldwide apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to continuously develop, market and deliver innovative products at a pace and intensity competitive with other brands in our segments. In addition, we must create products that appeal to multiple consumer segments at a range of price points. Any failure on our part to regularly and rapidly develop innovative products and update core products could:

•	limit our ability to differentiate, segment and price our products;

•	adversely affect retail and consumer acceptance of our products;

•	limit sales growth; and

•	leave us with a substantial amount of unsold inventory, which we may be forced to sell at distressed prices.

The importance of product innovation and market responsiveness in apparel requires us to shorten the time it takes us to bring new products to market, strengthen our internal research and commercialization capabilities, rely more on successful commercial relationships with third parties such as fiber, fabric and finishing providers and compete and negotiate effectively for new technologies and product components. The exposure of our business to changes in consumer preferences is heightened by our increasing reliance on offshore manufacturers, as offshore outsourcing may increase lead times between production decisions and customer delivery. In addition, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. Moreover, if we misjudge consumer preferences, our brand image may be impaired, and we may be required to dispose of a substantial amount of closeout or slow-moving products, which will have an adverse effect on our gross profit and earnings.

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

Our business is subject to risks associated with offshore manufacturing.

We import raw materials and finished garments into all of our operating regions. Substantially all of our import operations are subject to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or on our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements have positive effects on trade liberalization and benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

In addition, the impending elimination of quotas on World Trade Organization member countries by 2005 could result in increased competition from developing countries which historically have lower labor costs, including China. This increased competition, including from competitors who can quickly create cost and sourcing advantages from these changes in trade arrangements, could have an adverse effect on our business and financial condition.

Our ability to import products in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes or increased U.S. or other country homeland security requirements. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Risks relating to our business

Our net sales continue to decline, we remain highly leveraged and actions we have taken and may take to turn around our business may not be successful.

Our business continues to decline. Net sales declined from $6.0 billion in 1998 to $4.1 billion in 2003, a decrease of 31.7%. Our market research indicates that during that period we experienced significant brand equity and market position erosion in many regions in which we operate. In 2003, adverse business developments resulted in our reporting results that did not meet our expectations, amending our credit agreement to remain in compliance with financial covenants in our credit agreement and shortly thereafter refinancing our bank debt, taking organizational and cost reduction actions in our business and retaining Alvarez & Marsal, Inc.

We cannot provide assurance that the strategic, operations and management changes we have taken in recent years, or cost reduction and other performance improvement actions we may take, including those resulting from our work with Alvarez & Marsal, Inc., will be successful, or that we can stabilize our business, grow our sales, improve our profitability and cash flow or reduce our debt. Our financial condition remains highly leveraged, reducing our operating flexibility and impairing our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable financial leverage.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products. We may be unable to increase sales of our products through these distribution channels, since other channels, including vertically integrated specialty stores and mass channel retailers, account for a large portion of sales in jeanswear and casual wear sales, and our Dockers® men’s products already have a leading presence in our chain store and department store customers. Our lack of a substantial presence in the vertically integrated specialty store market, where companies such as Gap Inc. compete, weakens our ability to market to younger consumers. Although we have entered the mass channel with our Levi Strauss Signature™ brand, we may not experience the increase in sales we anticipate.

In Europe, we depend heavily on independent jeanswear retailers, which account for approximately half of our sales in that region. Independent retailers in Europe have experienced increasing difficulty competing against large department stores and vertically integrated specialty stores. Further competition in the independent retailer channel may adversely affect the sales of our products in Europe.

We also do not have a large portfolio of company-owned stores and internet distribution channels, unlike some of our competitors. Although we own a small number of stores located in selected major urban areas, we operate those stores primarily as “flagships” for marketing and branding purposes and do not expect them to produce substantial unit volume or sales. As a result, we have as noted a small presence in the vertically-integrated specialty store arena, and we have less control than some of our competitors over the distribution and presentation at retail of our products, which could make it more difficult for us to implement our strategy.

Our mass channel initiative could erode our margins and our sales of our Levi’s® products.

In July 2003 we began selling a new casual clothing brand, the Levi Strauss Signature™ brand, in Wal-Mart Stores, Inc.’s Wal-Mart stores in the United States. The Levi Strauss Signature™ brand is also now available in Target Stores, Inc.’s Target stores in the United States and in mass channel retail stores in Europe and Asia. We anticipate that the products will be available in additional mass channel retail customers in the future. Although our research to date indicates that we have not experienced any substantial cannibalization of our Levi’s® brand in any market where we introduced the brand, it is possible that sales of Levi Strauss Signature™ products through the mass channel may result in reduced sales of our other brands. In addition, although our research has not shown that this has occurred in the markets where we have introduced the brand, by offering a less expensive brand in the mass channel, it is possible that we may adversely affect the perception of our Levi’s® brand by both consumers who purchase our products and by our current customers who sell our products, which could result in an overall decrease in sales and margins. Finally, we may face demands from mass channel retailers for wholesale prices for our products that we believe we cannot offer on a sustained and profitable basis.

We depend on a group of key U.S. customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s financial position could harm our business and financial condition.

Net sales to our ten largest customers, all of which are located in the United States, totaled approximately 43% and 45% of total net sales for 2003 and 2002, respectively. One customer, J.C. Penney Company, Inc., accounted for approximately 11% and 12% of net sales for 2003 and 2002, respectively. Wal-Mart Stores, Inc. became one of our ten largest customers as a result of purchases of Levi Strauss Signature™ products for its Wal-Mart stores beginning in mid-2003 and other products for its Sam’s Club business. Moreover, we believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

While we have long-standing customer relationships, we do not have long-term contracts with any of them, including J.C. Penney or Wal-Mart Stores, Inc. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

These and other financial problems of some of our retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our business and financial condition.

Our revenues are dependent on sales of branded jeans products. If our sales of these products significantly decline, our market share and our results of operations will be adversely affected.

Our revenues are derived mostly from sales of branded jeans products. Our Levi’s® brand, which consists primarily of denim bottoms, generated approximately 70% of our total net sales in 2003. In 2003, net sales of Levi’s® brand products accounted for approximately 58% of net sales in the Americas, approximately 90% of net sales in Europe and approximately 96% of net sales in Asia Pacific. Our relative percentage of our total net sales represented by jeans products increased following our entry in 2003 in the mass channel with our Levi Strauss

Signature™ brand. Because of our dependence on branded jeans products, any significant decrease in our sales of these products could adversely affect our market share and harm our business and financial condition.

We rely on outsourced manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We have in recent years substantially increased our use of independent contract manufacturers and supply relationships in which the contractors purchase directly fabric and other raw materials and may supply design and development services. As a result, we depend on independent contract manufacturers to maintain adequate financial resources, to secure a sufficient supply of raw materials and to maintain sufficient development, and manufacturing capacity in an environment characterized by declining prices, continuing cost pressure and increased demands for product innovation and speed-to-market.

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

We do not have material long-term contracts with any of our independent manufacturers and these manufacturers generally may unilaterally terminate their relationship with us at any time. In addition, the continuing shift in the apparel industry towards outsourcing has intensified competition for quality contractors, some of which have long-standing relationships with our competitors or who may have less volatility than us in their ordering patterns or less perceived risk in their ability to pay. Our financial condition may make it more difficult for our suppliers to obtain sufficient financing to support our requirements, particularly as we shift toward package production. To the extent we are not able to secure or maintain relationships with manufacturers that are able to fulfill our requirements, our business would be harmed.

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

Our international operations expose us to political and economic risks.

In 2003, we generated approximately 40% of our net sales outside the United States, and a substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	less protective foreign laws relating to intellectual property;

•	political and economic instability; and

•	disruptions or delays in shipments.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. For 2003, the decrease in net sales was 1.3% compared to 2002 but would have decreased 5.8% due to the effects of translating non-U.S. currency reported sales results into U.S. dollars. In addition, although we engage in hedging activities to manage our foreign currency exposures, our earnings may be subject to volatility since we are required to record in income the changes in the market values of our exposure management instruments that do not qualify for hedge accounting treatment. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel or the loss of any of our current key executives could harm our business. Our ability to attract and retain qualified employees is adversely affected by the San Francisco location of our corporate and Americas headquarters due to the high cost of living in the San Francisco area. Other factors that have affected and may continue to affect our ability to retain and attract employees include our continuing sales, earnings and market share declines and the skill sets required to manage in that environment; the disruption associated with our restructuring and cost reduction initiatives; our reliance on cash incentive compensation programs tied to our financial performance; concerns regarding financial reporting, litigation and other developments affecting our reputation; and concerns regarding our ability to achieve our business and financial objectives.

Our reorganization, cost reduction, management and related actions may disrupt our business, result in substantial restructuring charges and result in substantial management and employee reduction and turnover.

In 2003, we took a number of actions relating to our organization, management and cost structure:

•	In September 2003, we announced a reorganization of our U.S. business involving substantial changes in our go-to-market process (the process from initial product concept to placement of the product on the retailer’s shelf) and in our brand, sales, marketing and other functions. We made the changes with the goals of reducing the time it takes to get new products to market and of reducing costs. We also announced a similar program in our European business and we realigned our global supply chain organization. We eliminated approximately 670 positions as a result of these changes.

•	In September 2003, we announced we were closing our remaining manufacturing and finishing operations in the United States and Canada. We expect to displace approximately 2,000 employees as a result of these closures.

•	In September 2003, the president of our European business left employment with us.

•	In December 2003, our chief financial officer left employment with us.

•	In December 2003, we retained Alvarez & Marsal, Inc. to work with our board of directors and leadership team in identifying additional actions to accelerate our financial turnaround. We appointed managing directors of Alvarez & Marsal, Inc. as senior advisor to our chief executive officer and as chief financial officer.

•	In December 2003, we decided to suspend indefinitely installation of an enterprise resource planning system in the United States and Asia. Installation of the system had been one of our major initiatives in recent years.

•	In February 2004, we took various actions relating to our compensation plans, including determining that there would be no payments under our long-term incentive compensation plan in 2004 and likely no payments under the plan in 2005, establishing a new long-term incentive compensation plan and eliminating eligibility under our annual incentive plan for a substantial portion of our employee population in the U.S.

•	In February 2004, our senior vice president of our worldwide supply chain organization left employment with us.

These changes in core business processes, systems, organizations, compensation plans and management could result in business disruption and executional error as we transition to new processes and roles, increased employee turnover, adverse effects on employee morale and delays in modernizing our information systems and decision support capabilities. This in turn could harm our business and adversely affect our results of operations.

We have substantial liabilities and cash requirements associated with pension, postretirement health benefit and deferred compensation plans, and with our taxes and restructuring activities.

Our employee benefit and compensation plans and restructuring activities, together with taxes, have resulted in substantial liabilities on our balance sheet:

•	We maintain two plans providing postretirement benefits, principally health care, to substantially all our U.S. retirees and their qualified dependents. Our total postretirement medical benefits liability as of November 30, 2003 was $596.4 million.

•	We have several non-contributory defined benefit retirement plans covering substantially all of our employees. Our long-term pension liability as of November 30, 2003 was $250.8 million.

•	We have two deferred compensation plans for executives and outside directors. The portion of our other long-term employee related liabilities as of November 30, 2003 relating to these deferred compensation plans was $121.1 million.

•	Our tax returns for the years 1996 to 1999, and certain open issues relating to earlier years, are presently under examination by the Internal Revenue Service. Our long-term tax liabilities as of November 30, 2003 were $143.1 million.

•	We have taken a number of actions in recent years, including plant closures and organizational changes, that resulted in our taking restructuring charges. Our restructuring reserves as of November 30, 2003 were $96.4 million.

In addition, we do not have stock option, stock purchase or similar equity-based employee compensation programs. As a result, our incentive compensation programs rely on cash payments to plan participants.

These plans and activities have and will generate substantial cash requirements for us. For example, in 2003, we made a net cash payment of approximately $110 million to the Internal Revenue Service in settlement of an examination of our income tax returns for the years 1990 – 1995. In 2004, we expect to make net cash payments of approximately $140 million relating to restructuring activities, approximately $41 million under our postretirement health benefits plan and approximately $20 million as contributions to our pension plans.

We cannot provide assurance that we will be able to reach a settlement with the Internal Revenue Service for 1996 to 1999, and for other open issues, on terms that are acceptable to us. Our income tax returns for other years may be the subject of future examination by tax authorities. An adverse outcome resulting from any settlement or future examination may adversely affect our liquidity. We also cannot provide assurance that participants in our deferred compensation plan will not seek distributions in response to concerns about our financial condition or liquidity. Finally, although we have taken actions in 2003 and 2004 to reduce these liabilities, including amending our postretirement health care plans and making changes in our long-term incentive compensation plan, we cannot provide assurance that we will be successful in reducing these liabilities in the short-term or on a sustained basis.

In addition, future net periodic benefit costs for our pension and postretirement health care plans may be volatile and are dependent upon the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued.

These liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis. We cannot assure that our efforts to establish and protect our trademark and other proprietary intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Moreover, we cannot assure that others will not assert rights in, or ownership of, our trademarks and other proprietary intellectual property or that we will be able to successfully resolve those claims. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we do in the United States and other countries.

Adverse outcomes resulting from examination of our income tax returns may affect our liquidity.

In 2003, we made a net payment to the Internal Revenue Service in the amount of $110.0 million in connection with the settlement of tax audits covering most issues for the years 1990 through 1995. Our consolidated U.S. income tax returns for the years 1996 to 1999 are presently under examination by the Internal Revenue Service. We have not yet reached a settlement with the Internal Revenue Service for these years. We cannot assure that we will be able to reach a settlement for 1996 to 1999, and for other open issues, on terms that are acceptable to us. In addition, our income tax returns for other years may be the subject of future examination by tax authorities. An adverse outcome resulting from any settlement or future examination may lead to an increase in our provision for income taxes on our income statement and adversely affect our liquidity.

Claims raised in our wrongful termination litigation have required substantial management attention and damaged our reputation.

On April 14, 2003, two former employees of our tax department commenced a wrongful termination lawsuit against us in which they alleged, among other things, that we engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances on deferred tax assets. They also alleged that, as a result of these and other tax-related transactions, our financial statements for several years violate generally accepted accounting principles and SEC regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. We are vigorously defending this litigation, and we have filed a cross complaint against the plaintiffs.

While we do not expect this litigation to have a material impact on our financial condition or results of operations, the related investigation of these claims that our Audit Committee undertook and internal management reviews of these issues have been costly and required substantial management attention. Future claims they may assert, in court or in the press, and other developments in the litigation may also divert management resources, impose additional costs, adversely affect our reputation and adversely affect the trading value of our notes.

We restated our annual and quarterly financial statements for 2001, 2002 and the first two quarters of 2003, we did not file our Quarterly Report on Form 10-Q for the third quarter of 2003 on a timely basis and we received a material weakness letter from our outside auditors raising questions about our ability to identify and report timely and accurate financial information; we may experience breakdowns in our internal controls.

In October 2003, we announced that we would not be able to file our third quarter Form 10-Q on a timely basis and that we were amending financial information previously included in our fiscal year 2001 financial statements and in press releases issued in September 2003 announcing our results for the third quarter of 2003. The announcement resulted from our recognition that we had made an accounting error in our financial reporting treatment of tax return errors made in 1998 and 1999 and our determination that, as a result, we needed to restate our fiscal year 2001 financial statements. Our Audit Committee conducted an independent investigation of these tax and accounting errors. We later determined that the adjustments to the 2001 statements would affect the financial statements for subsequent periods, and we decided it was appropriate to restate our 2002 and first and second quarter 2003 financial statements.

We received a letter from our independent auditors relating to this matter which reported certain material weaknesses in our internal control systems and made certain recommendations. Although we have taken actions and are commencing initiatives to address the issues raised in the material weakness letter, our financial and tax personnel are currently subject to unusually heavy demands due to ongoing tax audits covering multiple years, significant cost-cutting and restructuring activities, difficult and evolving business conditions and intense internal and external scrutiny of our financial performance and reporting. Under these pressures, it is possible that we will experience breakdowns in our internal controls and procedures that could have an adverse impact on us, including our ability to prepare, analyze and publish our periodic results on a timely basis.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk primarily related to foreign exchange, interest rates and, indirectly through fabric prices, the price of cotton. We actively manage foreign currency risks with the objective of reducing fluctuations in actual and anticipated cash flows by entering into a variety of instruments including spot, forwards, options and swaps. We hold derivative positions only in currencies to which we have exposure. We currently do not hold any interest rate derivatives. In addition, we have not historically, and do not currently, manage exposure related to commodities.

We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, we believe these counterparties are creditworthy financial institutions and do not anticipate nonperformance. In addition, we have ISDA master agreements in place with the main counterparties to mitigate the credit risk related to the outstanding derivatives.

The tables below give an overview of the fair values of derivative instruments reported as an asset or liability and the realized and unrealized gains and losses associated with our foreign exchange management activities reported in “Other (income) expense, net.” The derivative instruments expire at various dates through February 2004.

	November 30, 2003	November 24, 2002	November 25, 2001
	Fair value asset (liability)	Fair value asset (liability)	Fair value asset (liability)
		(Restated)	(Restated)
	(Dollars in Thousands)
Foreign Exchange Management	$(5,239)	$(2,851)	$18,125

Interest Rate Management	$—	$—	$(2,266)

	Year Ended November 30, 2003		Year Ended November 24, 2002			Year Ended November 25, 2001
	Other (income) expense, net		Other (income) expense, net			Other (income) expense, net
(Dollars in Thousands)	Realized	Unrealized	Realized		Unrealized	Realized	Unrealized
			(Restated)			(Restated)
Foreign Exchange Management	$83,150	$1,653	$45,881		$11,470	$(10,213)	$4,624
Transition Adjustments	—	—	—		—	828	—

Total	$83,150	$1,653	$45,881		$11,470	$(9,385)	$4,624

Interest Rate Management	$—	$—	$2,266	(1)	$(2,266)	$—	$1,476
Transition Adjustments	—	—	—		—	—	1,246

Total	$—	$—	$2,266		$(2,266)	$—	$2,722

(1)	Recorded as an increase to interest expense.

FOREIGN EXCHANGE RISK

Foreign exchange market risk exposures are primarily related to cash management activities, raw material and finished goods purchases (sourcing), net investment positions, royalty flows from affiliates and debt. To manage the volatility relating to these exposures, we evaluate them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, we enter into various derivative transactions in accordance with our currency risk management policies, aimed at covering the spot risk at inception of the exposure. We do not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. We do not apply hedge accounting to our foreign currency derivative transactions, except for certain net investment hedging activities. In 2003, we defined as part of our foreign currency risk management policy a hedge ratio limit. The hedge ratio measures the relationship between the notional amount of the hedging instrument and the hedged item. Our foreign exchange policy requires that the hedge ratio be between 50% and 100%. At November 30, 2003, our hedge ratio was 99.5% while the minimum hedge ratio during the year was 76.4%.

During 2003, the value of sourcing related hedging instruments was favorably offset by a $36.3 million reduction recorded in cost of goods sold due to foreign currency fluctuations. Although all hedging instruments impact financial statements at inception, some of the underlying and offsetting exposures are expected to materialize at a future date.

At November 30, 2003, we had U.S. dollar spot and forward currency contracts to buy $750.8 million and to sell $327.5 million against various foreign currencies. We also had euro forward currency contracts to sell 70.0 million euro against various foreign currencies and Australian dollar forward currency contract to buy 0.4 million Australian dollar against New Zealand dollar. These contracts are at various exchange rates and expire at various dates until January 2004.

At November 30, 2003, we had bought U.S. dollar option contracts resulting in a net long position against various foreign currencies of $29.3 million, should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net long position against various currencies of $71.8 million, should the options be exercised. The option contracts are at various strikes and expire at various dates until February 2004.

The following table presents notional amounts, average exchange rates and fair values for forward and swap contracts by currency. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date. A positive amount represents a long position in U.S. dollar versus the exposure currency, while a negative amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. The unrealized gain (loss) is the fair value of the outstanding position. The average forward rate is the forward rate weighted by the total of the transacted amounts. All transactions matured before the end of January 2004.

Outstanding Forward and Swap Transactions

(Dollars in Thousands except Average Rates)

	As of November 30, 2003			As of November 24, 2002			As of November 25, 2001
Currency	Average Forward Rate	Notional Amount	Fair Value	Average Forward Rate	Notional Amount	Fair Value	Average Forward Rate	Notional Amount	Fair Value
Argentine Peso	—	—	—	—	—	—	0.94	$1,847	$(116)
Australian Dollar	0.72	$25,528	$(652)	0.56	$22,863	$(388)	0.51	24,488	(629)
Brazilian Real	—	—	—	3.43	518	22	—	—	—
Canadian Dollar	1.31	35,501	(469)	1.57	9,482	98	1.57	12,713	334
Swiss Franc	1.30	(18,101)	155	1.49	(16,639)	5	1.66	(11,996)	(19)
Danish Krona	6.27	27,459	(227)	7.49	15,115	(12)	8.33	11,879	(133)
Euro	1.19	123,201	(2)	0.99	415,527	(1,764)	0.89	180,309	8,662
British Pound	1.70	138,415	(3,096)	1.57	150,500	—	1.42	114,831	805
Hungarian Forint	217.94	(18,877)	(355)	237.55	(12,616)	(160)	227	5,867	46
Japanese Yen	109.50	38,125	(177)	122.69	37,797	1,136	120.48	43,283	4,029
Mexican Peso	11.20	14,960	268	10.14	11,243	33	9.36	7,095	(133)
Norwegian Krona	6.89	19,098	(183)	7.33	7,025	17	9.02	5,730	(55)
New Zealand Dollar	0.64	(5,590)	19	0.50	(5,921)	3	0.41	(3,008)	26
Polish Zloty	3.92	(13,112)	(110)	—	—	—	—	—	—
Swedish Krona	7.55	56,484	(120)	9.19	87,888	(1,834)	10.63	54,209	829
Singapore Dollar	1.71	(16,274)	(76)	1.76	1,045	3	1.81	(8,269)	(96)
Taiwan Dollar	34.07	9,716	36	35.07	6,301	(62)	34.86	3,979	(38)
South African Rand	6.56	6,754	(139)	9.27	4,584	52	9.57	2,808	285

Total		$423,287	$(5,128)		$734,712	$(2,851)		$445,765	$13,797

The following table presents notional amounts, average strike rates and fair values of outstanding foreign currency options. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date should the option be exercised. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. The market value is the fair value of the option transaction reported in our financial statements. The average strike rate is weighted by the total of the notional amounts. All transactions expire before the end of February 2004.

Outstanding Options Transactions

(Dollars in Thousands except Average Rates)

	As of November 30, 2003			As of November 24, 2002			As of November 25, 2001
Currency	Average Strike Rate	Notional Amount	Fair Value	Average Strike Rate	Notional Amount	Fair Value	Average Strike Rate	Notional Amount	Fair Value
Canadian Dollar	1.31	$21,000	$(135)	—	$—	$—	1.57	$(44,000)	$(3)
Euro	1.19	80,125	24	—	30,078	—	0.89	61,344	4,559
Swedish Krona	—	—	—	8.68	(29,021)	—	11.12	21,673	(242)
South African Rand	—	—	—	—	—	—	9.76	5,000	14

Total		$101,125	$(111)		$1,057	$—		$44,017	$4,328

The reduction in volume of outstanding foreign exchange hedging instruments during fiscal year 2003 is the result of a decrease in exposures combined with a change in tactics. This change in tactics aims to capture the benefits of netting opportunities within our diversified portfolios of exposures. The use of shorter duration instruments as well as the reduced amount of hedging instruments lowers the amount of credit required to support foreign exchange risk management activities.

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

Interest Rate Table as of November 30, 2003

(Dollars in Thousands Unless Otherwise Stated)

	Year Ended							Fair Value 2003
	2003	2004	2005	2006	2007	2008	2009
Debt Instruments
Fixed Rate (US$)	$1,692,010	$1,636,571	$1,605,000	$1,155,000	$1,155,000	$775,000	$575,000	$1,304,475
Average Interest Rate	10.02%	10.32%	10.35%	11.65%	11.65%	11.67%	12.25%
Fixed Rate (Yen 20 billion)	$184,000	$183,486	$183,486	$183,486	$183,486	$183,486	$183,486	$110,606
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Fixed Rate (Euro 125 million)	$155,984	$150,000	$150,000	$150,000	$150,000	—	—	$115,882
Average Interest Rate	11.63%	11.63%	11.63%	11.63%	11.63%	—	—
Variable Rate (US$)	$327,665	$324,365	$300,000	$300,000	$300,000	$300,000	—	$327,665
Average Interest Rate*	8.47%	8.54%	8.88%	8.88%	8.88%	8.88%	—

*	Assumes no change in short-term interest rates

Interest Rate Table as of November 24, 2002

(Dollars in Thousands Unless Otherwise Stated)

	Year Ended							Fair Value 2002
	2002	2003	2004	2005	2006	2007	2008
Debt Instruments
Fixed Rate (US$)	$1,239,658	$868,465	$861,571	$830,000	$380,000	$380,000	—	$1,158,064
Average Interest Rate	8.36%	9.11%	9.11%	9.12%	11.63%	11.63%	—	—
Fixed Rate (Yen 20 billion)	$167,134	$166,667	$166,667	$166,667	$166,667	$166,667	$166,667	$116,667
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	—
Fixed Rate (Euro 125 million)	$130,933	$126,250	$126,250	$126,250	$126,250	$126,250	—	$114,414
Average Interest Rate	11.63%	11.63%	11.63%	11.63%	11.63%	11.63%	—	—
Variable Rate (US$)	$262,628	$135,741	$24,365	$—	—	—	—	$262,628
Average Interest Rate*	3.77%	2.61%	4.55%	—	—	—	—	—
Variable Rate (Euro)	$51,161	—	—	—	—	—	—	$51,161
Average Interest Rate*	3.39%	—	—	—	—	—	—	—

*	Assumes no change in short-term interest rates

Interest Rate Table as of November 25, 2001

(Dollars in Thousands Unless Otherwise Stated)

	Year Ended							Fair Value 2001
	2001	2002	2003	2004	2005	2006	2007
Debt Instruments
Fixed Rate (US$)	$1,244,705	$1,224,774	$868,571	$861,571	$830,000	$380,000	$380,000	$985,523
Average Interest Rate	8.36%	8.45%	9.11%	9.11%	9.12%	11.63%	11.63%	—
Fixed Rate (Yen 20 billion)	$164,413	$164,413	$164,413	$164,413	$164,413	$164,413	$164,413	$113,115
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	—
Fixed Rate (Euro 125 million)	$114,378	$110,250	$110,250	$110,250	$110,250	$110,250	$110,250	$85,719
Average Interest Rate	11.63%	11.63%	11.63%	11.63%	11.63%	11.63%	11.63%	—
Variable Rate (US$)	$401,429	$147,076	$25,741	$24,365	—	—	—	$401,429
Average Interest Rate*	6.84%	4.21%	7.59%	7.59%	—	—	—	—
Variable Rate (Euro)	$41,366	$41,366	$41,366	—	—	—	—	$41,366
Average Interest Rate*	4.03%	4.03%	4.03%	—	—	—	—	—

Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Options
Combination Pay fix 8.10%/Pay fix 6.72% vs. Receive 3 month LIBOR	$75,000	—	—	—	—	—	—	$(614)
Collar = Locked fixed payer rate in average 6.75%-7.20% range	$200,000	—	—	—	—	—	—	$(1,652)

*	Assumes no change in short-term interest rates

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Stockholders and Board of Directors

Levi Strauss & Co.:

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and subsidiaries as of November 30, 2003, November 24, 2002 and November 25, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. and subsidiaries as of November 30, 2003, November 24, 2002 and November 25, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated its consolidated balance sheets as of November 24, 2002 and November 25, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows for each of the years then ended.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles”, effective November 25, 2002.

KPMG LLP

San Francisco, CA

February 25, 2004

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	November 30, 2003	November 24, 2002	November 25, 2001
		(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$203,940	$96,478	$102,831
Trade receivables, net of allowance for doubtful accounts of $26,956 in 2003, $24,857 in 2002 and $24,704 in 2001	555,106	658,807	620,271
Inventories:
Raw materials	57,925	100,487	98,761
Work-in-process	36,154	74,048	50,499
Finished goods	585,989	423,857	479,848

Total inventories	680,068	598,392	629,108
Deferred tax assets, net of valuation allowance of $25,281 in 2003, $9,626 in 2002 and $8,306 in 2001	131,827	224,292	202,840
Other current assets	104,176	88,611	91,707

Total current assets	1,675,117	1,666,580	1,646,757
Property, plant and equipment, net of accumulated depreciation of $491,121 in 2003, $478,447 in 2002 and $527,647 in 2001	486,714	489,454	514,711
Goodwill, net of accumulated amortization of $151,569 in 2003 and 2002 and $142,782 in 2001	199,905	199,905	208,692
Other intangible assets, net of accumulated amortization of $36,349 in 2003, $35,911 in 2002 and $32,821 in 2001	44,722	43,505	45,541
Non-current deferred tax assets, net of valuation allowance of $324,269 in 2003, $57,476 in 2002 and $58,146 in 2001	490,021	572,585	476,179
Other assets	87,283	60,891	97,157

Total Assets	$2,983,762	$3,032,920	$2,989,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$34,700	$95,225	$162,944
Accounts payable	296,188	278,577	278,668
Restructuring reserves	96,406	62,165	44,666
Accrued liabilities	244,520	225,190	237,758
Accrued salaries, wages and employee benefits	195,129	310,445	206,076
Accrued taxes	29,863	112,060	33,554

Total current liabilities	896,806	1,083,662	963,666
Long-term debt, less current maturities	2,281,729	1,751,752	1,795,489
Postretirement medical benefits	555,008	548,930	544,476
Pension liability	250,814	228,740	99,246
Long-term employee related liabilities	193,188	298,678	285,505
Long-term tax liabilities	143,082	95,230	196,838
Other long-term liabilities	32,576	32,716	34,948
Minority interest	23,731	21,541	20,147

Total liabilities	4,376,934	4,061,249	3,940,315

Stockholders’ Equity (Deficit):
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373	373
Additional paid-in capital	88,808	88,808	88,808
Accumulated deficit	(1,384,818)	(1,035,501)	(1,042,840)
Accumulated other comprehensive income (loss)	(97,535)	(82,009)	2,381

Stockholders’ (deficit)	(1,393,172)	(1,028,329)	(951,278)

Total Liabilities and Stockholders’ Deficit	$2,983,762	$3,032,920	$2,989,037

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Year Ended November 30, 2003	Year Ended November 24, 2002	Year Ended November 25, 2001
		(Restated)	(Restated)
Net sales	$4,090,730	$4,145,866	$4,276,025
Cost of goods sold	2,516,521	2,456,191	2,492,275

Gross profit	1,574,209	1,689,675	1,783,750
Marketing, general and administrative expenses	1,214,472	1,356,125	1,381,247
Other operating (income)	(39,936)	(34,450)	(33,420)
Restructuring charges, net of reversals	89,009	115,455	(4,853)

Operating income	310,664	252,545	440,776
Interest expense	254,265	186,493	219,956
Other (income) expense, net	87,691	39,465	(1,828)

Income (loss) before taxes	(31,292)	26,587	222,648
Income tax expense	318,025	19,248	128,986

Net income (loss)	$(349,317)	$7,339	$93,662

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)

Balance at November 26, 2000 as originally reported	$373	$88,808	$(1,171,864)	$(15,890)	$(1,098,573)

Adjustments to opening stockholders’ equity (deficit)	—	—	35,362	5,266	40,628

Balance at November 26, 2000 (Restated)	373	88,808	(1,136,502)	(10,624)	(1,057,945)

Net income (Restated)	—	—	93,662	—	93,662
Other comprehensive income (net of tax) (Restated)	—	—	—	13,005	13,005

Total comprehensive income (Restated)	—	—	93,662	13,005	106,667

Balance at November 25, 2001 (Restated)	373	88,808	(1,042,840)	2,381	(951,278)

Net income (Restated)	—	—	7,339	—	7,339
Other comprehensive loss (net of tax) (Restated)	—	—	—	(84,390)	(84,390)

Total comprehensive loss (Restated)	—	—	7,339	(84,390)	(77,051)

Balance at November 24, 2002 (Restated)	373	88,808	(1,035,501)	(82,009)	(1,028,329)

Net loss	—	—	(349,317)	—	(349,317)
Other comprehensive loss (net of tax)	—	—	—	(15,526)	(15,526)

Total comprehensive loss	—	—	(349,317)	(15,526)	(364,843)

Balance at November 20, 2003	$373	$88,808	$(1,384,818)	$(97,535)	$(1,393,172)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended November 30, 2003	Year Ended November 24, 2002	Year Ended November 25, 2001
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(349,317)	$7,339	$93,662
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	64,176	70,354	80,619
Asset write-offs associated with restructuring charges	10,968	19,426	6,206
(Gain) loss on dispositions of property, plant and equipment	(2,685)	(1,600)	(1,620)
Unrealized foreign exchange (gains) losses	(29,838)	14,868	(24,292)
Decrease (increase) in trade receivables	116,352	(1,799)	27,166
Decrease (increase) in income taxes receivables	509	(522)	—
(Increase) decrease in inventories	(77,072)	53,615	61,187
(Increase) decrease in other current assets	(13,873)	14,391	91,260
Decrease in other long-term assets	52,119	18,942	25,928
Decrease (increase) in net deferred tax assets	(98,762)	(116,294)	5,938
Addition to deferred tax valuation allowance	282,448	650	8,452
Increase (decrease) in accounts payable and accrued liabilities	80,470	(71,211)	(119,203)
Increase (decrease) in restructuring reserves	34,241	17,499	(26,929)
(Decrease) increase in accrued salaries, wages and employee benefits	(118,724)	97,962	(41,062)
(Decrease) increase in accrued taxes	(72,702)	85,729	(51,419)
(Decrease) increase in long-term employee related benefits	(92,409)	70,663	24,749
Increase (decrease) in other long-term liabilities	47,358	(89,202)	39,197
Other, net	4,554	4,179	(5,432)

Net cash (used for) provided by operating activities	(162,187)	194,989	194,407

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(68,608)	(59,088)	(22,541)
Proceeds from sale of property, plant and equipment	13,431	13,286	5,773
Cash (outflow) from net investment hedges	(29,307)	(13,551)	(462)

Net cash (used for) investing activities	(84,484)	(59,353)	(17,230)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,616,039	653,935	1,913,872
Repayments of long-term debt	(1,192,162)	(795,843)	(2,044,560)
Net (decrease) increase in short-term borrowings	(1,732)	1,592	(9,142)
Debt issuance costs	(73,049)	(3,242)	(46,586)

Net cash provided by (used for) financing activities	349,096	(143,558)	(186,416)

Effect of exchange rate changes on cash	5,037	1,568	993

Net increase (decrease) in cash and cash equivalents	107,462	(6,354)	(8,246)
Beginning cash and cash equivalents	96,478	102,831	111,077

Ending Cash and Cash Equivalents	$203,940	$96,478	$102,831

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$191,902	$157,637	$182,156
Income taxes	167,264	103,770	106,923
Restructuring initiatives	49,727	78,531	22,076

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2003 fiscal year consisted of 53 weeks ended November 30, 2003. The 2002 and 2001 fiscal years consisted of 52 weeks ended November 24, 2002 and November 25, 2001, respectively. All amounts herein, unless otherwise indicated, are in thousands. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to certain local statutory requirements and does not include 53 weeks in 2003. All references to years relate to fiscal years rather than calendar years.

The consolidated financial statements for the years ended November 24, 2002 and November 25, 2001, the interim quarters therein and the quarters ended February 23, 2003 and May 25, 2003 have been restated. All information in the notes to the consolidated financial statements referring to 2001 and 2002 financial information give effect to the aforementioned restatements. (See Note 2 to the Consolidated Financial Statements).

Nature of Operations

The Company is one of the world’s leading branded apparel companies with operations in more than 47 countries and sales in more than 110 countries. The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children, under the Levi’s®, Dockers® and Levi Strauss Signature™ brands. The Company markets its Levi’s®, Dockers® and Levi Strauss Signature™ brand products in three geographic regions: the Americas, Europe and Asia Pacific. As of November 30, 2003, the Company employed approximately 12,300 employees.

The stockholders’ deficit initially resulted from a 1996 transaction in which the Company’s stockholders created new long-term governance arrangements, including a voting trust and stockholders’ agreement. As a result, shares of stock of a former parent company, Levi Strauss Associates Inc., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash. The funding for the cash payments in this transaction was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities. The Company’s ability to satisfy its obligations and to reduce its debt depends on the Company’s future operating performance and on economic, financial, competitive and other factors.

For 2003, 2002 and 2001, the Company had one customer, J.C. Penney Company, Inc., that represented approximately 11%, 12% and 13%, respectively of net sales. No other customer accounted for more than 10% of net sales. Net sales to the Company’s ten largest customers, all of whom are located in the U.S., totaled approximately 43%, 45% and 47% of net sales during 2003, 2002 and 2001, respectively.

Critical Accounting Policies and Estimates

The Company identified the critical accounting policies upon which its financial position and results of operations depend as those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, derivatives and foreign exchange management activities, and employee benefits.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the consolidated financial statements. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

The Company summarizes its critical accounting policies below.

Revenue recognition. The Company recognizes revenue on sale of product when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized when the sale is recorded net of an allowance for estimated returns, discounts and retailer promotions and incentives.

The Company recognizes allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. Allowances principally relate only to the Company’s U.S. operations and primarily reflect price discounts, volume-based incentives and other returns and discounts. The reserves for volume-based retailer incentive programs are calculated based on a fixed formula applied to sales volumes. The Company estimates non-volume-based allowances by considering special customer and product-specific circumstances as well as historical customer claim rates. Actual allowances may differ from estimates due primarily to changes in sales volume based on retailer or consumer demand.

Historically, the Company entered into cooperative advertising programs with certain customers, but most of these programs were discontinued by the first fiscal quarter of 2002, reflecting the Company’s strategic shift of some advertising spending to sales incentive programs. The Company recorded payments to customers under cooperative advertising programs as marketing, general and administrative expenses because an identifiable benefit was received in return for the consideration and the Company could reasonably estimate the fair value of the advertising received. Cooperative advertising expense for 2003, 2002 and 2001 was $3.5 million, $4.5 million and $22.1 million, respectively.

Inventory valuation. The Company values inventories at the lower of cost or market value. Inventory costs are based on standard costs on a first-in first-out basis, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. The Company considers various factors, including estimated quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company then estimates expected selling prices based on its historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities as they are incurred or when they become probable and estimable. Such costs are recorded as a current liability. Restructuring costs associated with initiatives commenced prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force No. 94-3 as a current liability and primarily include employee severance, certain employee termination benefits, such as outplacement services and career counseling, and resolution of contractual obligations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For initiatives after December 31, 2002, the Company recorded restructuring reserves in compliance with SFAS 146 resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefits are estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates. (See “New Accounting Standards” below on the Company’s adoption of Statement of Financial Accounting Standards No. (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”)

Income tax assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on estimated assessments of future taxable income, ability to use foreign tax credit carryforwards and carrybacks, net operating losses, U.S. and foreign tax settlements, the effectiveness of its tax planning strategies in the various relevant jurisdictions and other factors. The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes. Changes in the Company’s valuation of the deferred tax assets and liabilities or changes in the income tax provision may affect its annual effective income tax rate.

In January 2004, the Company revised the forecast used in valuing net deferred tax assets. The revised forecast took into account recent business performance but assumes no change over the forecast period from current performance levels including any revenue growth or any additional cost reduction or other performance improvement actions the Company may take in 2004 as they are not yet determinable. The valuation allowance was provided primarily for foreign tax credits and foreign and state net operating loss carryforwards.

Derivatives, foreign exchange, and interest rate management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The Company actively manages foreign currency exposures on an economic basis, using forecasts to develop exposure positions to protect the U.S. dollar value of cash flows.

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense, net” in the consolidated statement of operations. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge the Company’s net investment position in its subsidiaries. For these instruments, the Company documents the hedge designation, by identifying the hedging instrument, the nature of the risk being hedged and

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit.

The Company is exposed to interest rate risk. For transactions that do not qualify for hedge accounting or in which management has elected not to designate transactions for hedge accounting, changes in fair value are recorded into other (income) expense, net.-

Employee Benefits

Pension and Postretirement Benefits. The Company has several non-contributory defined benefit retirement plans covering substantially all employees. The Company also provides certain health care benefits for employees who meet age, participation and length of service requirements at retirement. In addition, the Company sponsors other retirement plans for its foreign employees in accordance with local government programs and requirements. The Company accounts for its U.S. and certain foreign defined benefit pension plans and its postretirement benefit plans using actuarial models. These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations, as well as in accordance with our credit agreements.

Net pension income or expense is determined using assumptions as of the beginning of each fiscal year. These assumptions are established at the end of the prior fiscal year and include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. The Company uses a mix of actual historical rates, expected rates, and external data to determine the assumptions used in the actuarial models. The Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on the consolidated financial statements and on the Company’s future financial performance.

The long-term liability balance for the Company’s pension plans was $250.8 million, $228.7 million and $99.2 million as of November 30, 2003, November 24, 2002 and November 25, 2001, respectively. The long-term liability balance for the Company’s postretirement benefit plans was $555.0 million, $548.9 million and $544.5 million as of November 30, 2003, November 24, 2002, and November 25, 2001, respectively.

Employee Incentive Compensation. The Company maintains certain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company’s short-term and long-term success. The amount of compensation earned under the short-term plan is based on a combination of financial results (as measured against pre-established targets) and the performance and salary grade levels of the employees. The amount of compensation earned under the long-term plan in place during 2001-2003 was based on the Company’s cumulative performance against expected shareholder value growth at comparable companies. Provisions for employee incentive compensation are recorded in accrued salaries, wages and employee benefits and long-term employee related benefits. Changes in the liabilities for these incentive plans correlate with the Company’s financial results and projected future financial performance, and could have a material impact on the consolidated financial statements and on the Company’s future financial performance.

The estimated liability for the Company’s long-term incentive compensation plan is based upon the Company’s performance and various factors including employee forfeitures. The Company recorded a reversal of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$138.8 million in marketing, general and administrative expense for the year ended November 30, 2003, due to the Company’s performance in 2003, its current plan for 2004 and the impact of a substantial increase in the valuation allowance and other items on computations under its incentive compensation plans. For the years ended November 24, 2002 and November 25, 2001, long-term incentive compensation expense was $70.3 million and $47.8 million, respectively. As of November 30, 2003 the short-term and long-term liability balances were $0 and $0 for the Company’s long-term incentive compensation plan. As of November 24, 2002 and November 25, 2001, the short-term and long-term liability balances for this plan was $65.0 million and $137.0 million, and $0 and $132.0 million, respectively.

The Company estimates annual employee incentive compensation based upon various factors, including the Company’s forecasted performance measured against pre-established full-year targets. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company recognized an expense of $9.1 million, net of reversals, for the year ended November 30, 2003. For the years ended November 24, 2002 and November 25, 2001, annual incentive compensation net expense was $44.4 million and $22.1 million, respectively. The liability balance for the Company’s annual employee incentive compensation plans was $10.5 million, $51.1 million and $26.0 million as of November 30, 2003, November 24, 2002 and November 25, 2001, respectively.

Other Significant Accounting Policies

Cost of Goods Sold

Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing, product sourcing and development overhead. Cost of goods sold also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $211.6 million, $184.7 million and $185.6 million for 2003, 2002 and 2001, respectively. Shipping and handling charges billed to the Company’s customers were insignificant.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense is recorded in marketing, general and administrative expenses. For 2003, 2002 and 2001 total advertising expense was $282.9 million, $307.1 million and $357.3 million, respectively.

Other Operating Income

Other operating income represents royalties earned for the use of the Company’s trademarks in connection with the manufacturing, advertising, distribution and sale of products by licensees. The Company enters into licensing agreements with the majority of the agreements having a term of at least one year. Such amounts are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements. The earnings process is complete when the licensees sell the products.

Royalty income for the years ended November 30, 2003, November 24, 2002 and November 25, 2001 was $39.9 million, $34.5 million and $33.4 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other (Income) Expense, net

Significant components of other (income) expense, net are summarized below:

	2003	2002	2001
		(Restated)	(Restated)
Foreign exchange management contracts	$84,803	$57,351	$(4,761)
Interest rate management contracts	—	(2,266)	2,722
Foreign currency transaction (gains) losses	(20,960)	3,999	(9,979)
Interest income	(4,470)	(7,911)	(3,555)
(Gain) loss on disposal of assets	(2,685)	(1,600)	(1,620)
Loss on early extinguishment of debt	39,353	—	10,816
Other	(8,350)	(10,108)	4,549

Total	$87,691	$39,465	$(1,828)

The Company uses foreign exchange management contracts, such as forward, swap and option contracts, to protect against foreign currency exposures. These derivative instruments are recorded at fair value and changes in fair value are recorded in other (income) expense, net. Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the current exchange rate are recorded in other (income) expense, net.

Included in loss on extinguishment of debt in 2003 is the write-off of capitalized debt issuance costs associated with the refinancing and termination of the Company’s 2001 senior secured credit facility, its 2003 secured credit facility and its 2001 U.S. receivables securitization agreement. The loss on extinguishment of debt in 2001 related to the refinancing and termination of the Company’s 2000 credit facility.

Translation gains and losses related to the Company’s Yen-denominated Eurobond placement to the extent that the indebtedness is not subject to a hedging relationship, is included in foreign currency translation gains and losses.

Minority Interest

Minority interest is included in “Other (income) expense, net,” in the Consolidated Statements of Income and in “Minority interest” in the Consolidated Balance Sheets, and includes a 16.4% minority interest of Levi Strauss Japan K.K., the Company’s Japanese affiliate, and a 49.0% minority interest of Levi Strauss Istanbul Konfeksigon, the Company’s Turkish affiliate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates fair market value.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and are depreciated over a range from three to 20 years. Capitalized internal-use software is carried at cost less accumulated amortization and is amortized over three years on a straight-line basis.

Goodwill and Other Intangible Assets

Goodwill and other intangibles are carried at cost, net of accumulated amortization. Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996.

The Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that goodwill and indefinite lived intangible assets not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see below under “New Accounting Standards” and “Impairment of Long-Lived Assets”). SFAS 142 also requires that all other intangible assets be amortized over their useful lives.

The Company adopted SFAS 141 and SFAS 142 effective November 25, 2002. SFAS 141 and 142 require the Company to perform the following upon adoption: (i) assess the classification of certain amounts between goodwill and other intangible assets; (ii) reassess the useful lives of intangible assets; (iii) perform a transitional impairment test; and (iv) discontinue the amortization of goodwill and indefinite lived intangible assets.

The Company’s goodwill is allocated to its Americas region. The Company reviewed the balances of goodwill and other intangible assets and determined that it does not have any amounts, such as customer lists, that are required to be reclassified between goodwill and other intangible assets. The Company has determined that the useful lives of its trademarks are indefinite. The Company has also assessed the useful lives of its remaining identifiable intangible assets and determined that the estimated useful lives range from 6 to 12 years.

As of November 30, 2003 and November 25, 2002, the Company’s goodwill for both periods was $199.9 million, net of accumulated amortization of $151.6 million. As of November 30, 2003 and November 25, 2002, the net book value of the Company’s trademarks was $42.9 million, net of accumulated amortization of $34.6 million and $42.8 million, net of accumulated amortization of $34.5 million, respectively.

The Company’s remaining identifiable intangible assets as of November 30, 2003 were not significant. Amortization expense for goodwill and trademarks for fiscal year 2002 was $8.8 million and $1.9 million, respectively. Future amortization expense with respect to the Company’s intangible assets as of November 30, 2003 is not expected to be material. As of November 25, 2002, the Company’s net book value for goodwill, trademarks, and other identifiable intangibles was $199.9 million, $42.8 million and $0.7 million, respectively.

A reconciliation of previously reported net income (loss) to amounts adjusted for the exclusion of goodwill and trademark amortization, net of related income tax effect, is as follows:

	Year Ended
	November 30, 2003	November 24, 2002	November 25, 2001
		(Restated)	(Restated)
	(Dollars in Millions)
Net income (loss)	$(349.3)	$7.3	$93.7
Goodwill and trademark amortization, net of tax	—	4.1	4.0

Adjusted net income (loss)	$(349.3)	$11.4	$97.7

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. (See “New Accounting Standards” below on the issuance of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”)

Accounts Payable

The Company includes checks outstanding in accounts payable. The balance of checks outstanding as of November 30, 2003, November 24, 2002 and November 25, 2001 was $59.8 million, $30.0 million and $36.7 million, respectively.

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

The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies. The translation adjustments for these entities are included in “Other (income) expense, net.”

Self-Insurance

The Company is partially self-insured for workers’ compensation and certain employee health benefits. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses (IBNR). Actual losses could differ from accrued amounts. (See Note 17: Long Term Employee Benefits)

Workers’ Compensation. The Company carries insurance deductibles of $200,000 per occurrence for workers’ compensation. Insurance has been purchased for significant claims in excess of $200,000 per occurrence up to statutory limits. Aggregate insurance in the amount of $5.0 million was purchased during the period December 1, 2002 through November 30, 2003 for losses in excess of $17.5 million in the aggregate.

Health Benefits. The Company provides medical coverage to substantially all eligible active and retired employees and their dependents under either a fully self-insured arrangement or an HMO insured plan. There is stop-loss coverage for active salaried employees (as well as those salaried retirees who retired after June 1, 2001) who have a $2.0 million lifetime limit on their medical coverage and stop loss coverage for all active hourly employees. This stop-loss coverage provides payment on the excess of any individual claim incident over $500,000 for salaried employees and $300,000 for hourly employees in any given year.

Securitizations

The Company accounted for securitization of receivables in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

New Accounting Standards

The Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” on the first day of fiscal year 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities. In summary, SFAS 133 requires all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. Due to the adoption of SFAS 133, the Company reported a net transition gain in other income/expense for fiscal year 2001 of $87,000. This transition amount was not recorded as a separate line item as a change in accounting principle, net of tax, due to the minimal impact on the Company’s results of operations. In addition, the Company recorded a transition amount of $0.1 million (or $0.08 million net of related income taxes) that reduced other comprehensive income for net investment hedges. (See Note 11 to the Consolidated Financial Statements.)

The Company adopted SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS 125, “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities,” in fiscal 2001. SFAS 140 revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. The adoption of SFAS 140 had no financial impact on the Company. (See Note 8 to the Consolidated Financial Statements.)

The FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” in July 2001. (see “Impairment of Long-Lived Assets” below). The Company adopted SFAS 141 and 142 effective November 25, 2002. (See “Goodwill and Other Intangible Assets” above.)

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

The Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective November 25, 2002. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. At November 30, 2003, the Company had approximately $2.2 million of long-lived assets held for sale. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company adopted the provisions of SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective November 25, 2002. SFAS 145 prohibits presentation of gains and losses from extinguishment of debt as extraordinary items unless such items meet the criteria for classification as extraordinary items pursuant to APB Opinion No. 30. As a result, for the year ended November 30, 2003 the Company recorded losses of $39.4 million, respectively, on early extinguishment of its debt in “Other (income) expense, net” in the accompanying 2003 consolidated statements of operations. The losses primarily relate to the purchase of $327.3 million in principal amount of the 6.80% notes and the write-off of unamortized bank fees associated with the refinancing in January 2003 of the Company’s 2001 bank credit facility and the refinancing in September 2003 of both the Company’s January 2003 credit facility and its July 2001 U.S. receivables securitization transaction.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective prospectively for qualifying exit or disposal activities initiated after December 31, 2002, and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The timing of expense recognition under SFAS 146 for restructuring initiatives in 2003 differs from that which was required under EITF Issue 94-3 and recognized in calendar year 2002 and prior years.

The FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34,” dated November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. These provisions did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

The FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” dated April 2003. The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133. SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. SFAS 132 is effective for annual financial statements with fiscal years ending after December 15, 2003. The Company will adopt the revised SFAS 132 disclosure requirements in its 2004 Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2: RESTATEMENTS OF 2001 AND 2002 FINANCIAL STATEMENTS

Earlier this year, the Company determined that it had reported incorrectly on tax returns for 1998 and 1999 on the disposition of certain fixed assets, primarily a double deduction for losses related to various plant closures. These reporting errors on the Company’s tax returns did not affect its results of operations for fiscal years 1998 through 2000. However, these errors did impact its results of operations for 2001 because the deferred tax liabilities for these errors were eliminated and taken into income through a 2001 reconciliation project. In preparing its third quarter financial results described in its September 10 and September 30, 2003 press releases, the Company reflected the tax effect of these errors as an adjustment to the full-year effective tax rate for 2003, in effect treating them as a change in accounting estimate that would be recorded in the third and fourth quarters of 2003. Thereafter, the Company determined that the appropriate accounting treatment for these errors is to treat them as an accounting error in 2001, the year in which the deferred tax liabilities associated with these 1998 and 1999 reporting errors were eliminated, and to restate the Company’s fiscal year 2001 financial statements.

As the Company engaged in the reaudit of the 2001 financial statements, the Company identified additional errors and determined that certain other adjustments to the 2001 statements would also affect its financial statements for subsequent periods. The Company also determined that errors were made in these financial statements that were independent of the 2001 restatement items. The Company therefore decided that it would be appropriate to restate its 2002 financial statements, and to restate the financial information the Company previously reported for the first and second quarters of 2003. Unless otherwise specifically noted, the financial information in this Form 10-K reflects the 2001 restatement, the 2002 restatement and the 2003 first and second quarter restatements. In addition, we restated our financial statements for the first, second, and third quarters of 2001 and 2002. For information concerning the restatements of the quarterly results of operations, see Note 22: Quarterly Financial Data (unaudited).

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEET CHANGES

(Dollars in Thousands)

	November 24, 2002
	As Filed in Form 10-K on February 12, 2003	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$96,478	$—	$96,478
Restricted cash
Trade receivables, net	660,516	(1,709)	658,807
Inventories:
Raw materials	98,987	1,500	100,487
Work-in-process	74,048	—	74,048
Finished goods	418,679	5,178	423,857

Total inventories	591,714	6,678	598,392
Deferred tax assets	221,574	2,718	224,292
Other current assets	88,611	—	88,611

Total current assets	1,658,893	7,687	1,666,580
Property, plant and equipment, net	482,446	7,008	489,454
Goodwill		199,905	199,905
Other intangible assets	243,410	(199,905)	43,505
Non-current deferred tax assets	573,844	(1,259)	572,585
Other assets	58,691	2,200	60,891

Total Assets	$3,017,284	$15,636	$3,032,920

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$95,225	$—	$95,225
Accounts payable	233,771	44,806	278,577
Restructuring reserves	65,576	(3,411)	62,165
Accrued liabilities	270,446	(45,256)	225,190
Accrued salaries, wages and employee benefits	314,385	(3,940)	310,445
Accrued taxes	105,387	6,673	112,060

Total current liabilities	1,084,790	(1,128)	1,083,662
Long-term debt, less current maturities	1,751,752	—	1,751,752
Postretirement medical benefits	548,930	—	548,930
Pension liability		228,740	228,740
Long-term employee related benefits	527,418	(228,740)	298,678
Long-term tax liabilities	66,879	28,351	95,230
Other long-term liabilities	11,558	21,158	32,716
Minority interest	21,541	—	21,541

Total Liabilities	4,012,868	48,381	4,061,249

Stockholders’ equity (deficit):
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	—	373
Additional paid-in capital	88,808	—	88,808
Accumulated (deficit)	(995,881)	(39,620)	1,035,501
Accumulated other comprehensive (loss)	(88,884)	6,875	(82,009)

Total stockholders’ (deficit)	(995,584)	(32,745)	(1,028,329)

Total Liabilities and Stockholders’ (Deficit)	$3,017,284	$15,636	$3,032,920

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Year Ended November 24, 2002
	As Filed in Form 10-K on February 12, 2003	Adjustments	As Restated
Net sales	$4,136,590	$9,276	$4,145,866
Cost of goods sold	2,451,785	4,406	2,456,191

Gross profit	1,684,805	4,870	1,689,675
Marketing, general and administrative expenses	1,332,798	23,327	1,356,125
Other operating (income)	(34,450)	—	(34,450)
Restructuring charges, net of reversals	124,595	(9,140)	115,455

Operating income	261,862	(9,317)	252,545
Interest expense	186,493	—	186,493
Other (income) expense, net	25,411	14,054	39,465

Income before taxes	49,958	(23,371)	26,587
Income tax expense	24,979	(5,731)	19,248

Net income	$24,979	$(17,640)	$7,339

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEET CHANGES

(Dollars in Thousands)

	November 25, 2001
	As Filed in Form 10-K on February 12, 2003	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$102,831	$—	$102,831
Restricted cash
Trade receivables, net	621,224	(953)	620,271
Inventories:
Raw materials	97,261	1,500	98,761
Work-in-process	50,499	—	50,499
Finished goods	462,417	17,431	479,848

Total inventories	610,177	18,931	629,108
Deferred tax assets	205,294	(2,454)	202,840
Other current assets	94,916	(3,209)	91,707

Total current assets	1,634,442	12,315	1,646,757
Property, plant and equipment, net	514,711	—	514,711
Goodwill	—	208,692	208,692
Other intangible assets	254,233	(208,692)	45,541
Non-current deferred tax assets	484,260	(8,081)	476,179
Other assets	95,840	1,317	97,157

Total assets	$2,983,486	$5,551	$2,989,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$162,944	$—	$162,944
Accounts payable	234,199	44,469	278,668
Restructuring reserves	45,220	(554)	44,666
Accrued liabilities	301,620	(63,862)	237,758
Accrued salaries, wages and employee benefits	212,728	(6,652)	206,076
Accrued taxes	26,475	7,079	33,554

Total current liabilities	983,186	(19,520)	963,666
Long-term debt, less current maturities	1,795,489	—	1,795,489
Postretirement medical benefits	544,476	—	544,476
Pension liability	—	99,246	99,246
Long-term employee related benefits	384,751	(99,246)	285,505
Long-term tax liabilities	174,978	21,860	196,838
Other long-term liabilities	16,402	18,546	34,948
Minority interest	20,147	—	20,147

Total Liabilities	3,919,429	20,886	3,940,315

Stockholders’ equity (deficit):
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	—	373
Additional paid-in capital	88,808	—	88,808
Accumulated (deficit)	(1,020,860)	(21,980)	(1,042,840)
Accumulated other comprehensive (loss)	(4,264)	6,645	2,381

Total stockholders’ (deficit)	(935,943)	(15,335)	(951,278)

Total Liabilities and Stockholders’ (Deficit)	$2,983,486	$5,551	$2,989,037

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Year Ended November 25, 2001
	As Filed in Form 10-K on February 12, 2003	Adjustments	As Restated
Net sales	$4,258,674	$17,351	$4,276,025
Cost of goods sold	2,461,198	31,077	2,492,275

Gross profit	1,797,476	(13,726)	1,783,750
Marketing, general and administrative expenses	1,355,885	25,362	1,381,247
Other operating (income)	(33,420)	—	(33,420)
Restructuring charges, net of reversals	(4,286)	(567)	(4,853)

Operating income	479,297	(38,521)	440,776
Interest expense	230,772	(10,816)	219,956
Other (income) expense, net	8,836	(10,664)	(1,828)

Income before taxes	239,689	(17,041)	222,648
Income tax expense	88,685	40,301	128,986

Net income	$151,004	$(57,342)	$93,662

The 2001 and 2002 financial statements have been restated for various adjustments that are included in one or more of the following categories:

•	Tax errors and tax effects of other adjustments. As indicated above, the 2001 financial statements now reflect the correction of an error made in the Company’s 2001 deferred tax reconciliation project, as a result of which the Company had erroneously credited its tax provision. That amount of $24.0 million has been reflected as an additional expense and additional liability in 2001. In addition, other errors totaling $19.0 million in recording tax provisions were made in 2001 and 2002, particularly related to providing a valuation allowance on foreign net operating losses of subsidiaries in a cumulative loss position. The Company has also tax effected the other adjustments described below.

•	Adjustment for rent expense. In the first quarter of 2003, the Company reflected $21.2 million as a pre-tax adjustment of management, general and administrative expense. This was a cumulative adjustment for prior periods to reflect the actual liability for occupancy costs and leases on a straight-line basis. Because the Company is restating these periods, it has reflected the appropriate expense in each period totaling $3.7 million in 2001 and $2.6 million in 2002, and has reversed the cumulative adjustment from the first quarter of 2003.

•	Timing issues. A number of adjustments were made to the accounts relating to “out-of-period” entries. As a result of the 2001 re-audit, the Company identified a number of adjustments made by it in the 2001 and 2002 periods that were recorded in the incorrect periods.

Several of these adjustments actually related to accruals made in periods prior to fiscal 2001, including (i) over-accruals of provisions for inventory obsolescence of $35.4 million, resulting in reversals in 2001 and 2002 of $17.0 million and $6.9 million, respectively, and the remainder applied to prior periods; (ii) an over-accrual for workers’ compensation expense of $10.4 million, which was reversed in 2001; (iii) an under-accrual of incentive compensation in 2000 of $8.5 million, also reversed in 2001; and (iv) $10.9 million of improperly accrued restructuring costs, which were reversed in 2001.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments recorded by the Company represented reversals of accruals and/or reserves made in prior periods for which there was inadequate evidential support to obtain those accruals. The restated financial statements reflect these accrual reversals in the proper period.

•	Restructuring. The Company inappropriately applied the provisions of EITF Issue No. 94-3 and made clerical errors in the recording of restructuring accruals for our 2002 plant closures. As a result, the Company has reversed $10.4 million of the restructuring accruals taken in 2002 and reversed gains taken in 2003 when those assets were sold amounting to $6.3 million. In addition, $2.6 million of restructuring accruals for its 1999 plant closures taken in that year were reversed, and expenses are appropriately reflected for those charges in later years.

The Company also reclassified a number of items including:

•	The cost for sales clerks in foreign retail stores who are its employees have been reclassified to management, general and administrative expense from a reduction against sales, in the amounts of $8.0 million in 2001 and $8.1 million in 2002.

•	Foreign currency transaction effects on inventory purchases have been adjusted from other (income) expense to cost of sales and inventory in the amount of approximately $9.2 million and $4.2 million in 2001 and 2002, respectively.

•	Costs related to debt issuance and other items associated with early extinguishment of debt totaling $10.8 million in 2001 have been reclassified to conform with current presentation.

•	Goodwill has been reclassified in accordance with SFAS 142 out of other intangible assets for both periods ($199.9 million in 2002 and $208.7 million in 2001).

•	Payables to contractors were reclassified from accrued liabilities to accounts payable ($44.8 million in 2002 and $44.5 million in 2001).

Other items to note:

•	The Company reversed amortization expense recorded of $1.8 million and $0.9 million in 2002 and 2001, respectively, taken on costs improperly capitalized prior to 1999. These costs were applied to prior periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Additional Minimum Pension Liability	Transition Adjustments		Cash Flow Hedges	Net Investment Hedges	Translation Adjustments	Totals
		Cash Flow Hedges	Net Investment Hedges
	(Dollars in Thousands)
Accumulated other comprehensive income (loss) at November 26, 2000 as originally reported	$—	$—	$—	$—	$38,806	$(54,696)	$(15,890)
Prior period adjustments	—	—	—	—	—	5,266	5,266

Accumulated other comprehensive income (loss) at November 26, 2000 (Restated)	$—	$—	$—	$—	$38,806	$(49,430)	$(10,624)

Gross changes	—	(828)	120	4,844	5,029	8,704	17,869
Tax (restated)	—	306	(44)	(1,792)	(2,408)	1,032	(2,906)

Subtotal (restated)	—	(522)	76	3,052	2,621	9,736	14,963
Reclassification of cash flow hedges to other income/expense (net of tax of $1,151)	—	522	—	(2,480)	—	—	(1,958)

Other comprehensive income, net of tax (restated)	—	—	76	572	2,621	9,736	13,005

Accumulated other comprehensive income (loss) at November 25, 2001 (Restated)	—	—	76	572	41,427	(39,694)	2,381

Gross changes	(135,813)	—	(120)	(239)	(20,759)	13,966	(142,965)
Tax (restated)	51,372	—	44	88	7,682	(190)	58,996

Subtotal (restated)	(84,441)	—	(76)	(151)	(13,077)	13,776	(83,969)
Reclassification of cash flow hedges to other income/expense (net of tax of $248)	—	—	—	(421)	—	—	(421)

Other comprehensive income (loss), net of tax (restated)	(84,441)	—	(76)	(572)	(13,077)	13,776	(84,390)

Accumulated other comprehensive income (loss) at November 24, 2002 (Restated)	(84,441)	—	—	—	28,350	(25,918)	(82,009)

Gross changes	(6,593)	—	—	—	(39,347)	16,572	(29,368)
Tax	2,080	—	—	—	14,983	(3,221)	13,842

Other comprehensive income (loss), net of tax	(4,513)	—	—	—	(24,364)	13,351	(15,526)

Accumulated other comprehensive income (loss) at November 30, 2003	$(88,954)	$—	$—	$—	$3,986	$(12,567)	$(97,535)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4: RESTRUCTURING RESERVES

SUMMARY

The following describes the activities associated with the Company’s reorganization initiatives. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, and other restructuring costs, and foreign exchange differences. The balance of severance and employee benefits and other restructuring costs are included in restructuring reserves on the balance sheet.

The total balance of the reserves at November 30, 2003 was $96.4 million compared to $62.2 million at November 24, 2002. The Company expects to utilize the majority of the reserve balances during fiscal year 2004. The following table summarizes the activities and liability balances associated with the plant closures and reorganization initiatives from 2001 through 2003:

	November 24, 2002	Restructuring Charges	MG&A* Charges	Restructuring Reductions	MG&A Reversals	Restructuring Reversals	November 30, 2003
	(Restated)
	(Dollars in Thousands)
2003 U.S. Organizational Changes	$—	$22,448	$—	$(3,507)	$—	$—	$18,941
2003 North America Plant Closures	—	42,115	—	(1,485)	—	—	40,630
2003 Europe Organizational Changes	—	28,873	—	(984)	—	—	27,889
Europe Reorganization Initiative	1,366	—	6,134	(2,821)	(207)	(10)	4,462
2002 U.S. Plant Closures	58,678	—	—	(39,088)	—	(15,175)	4,415
2001 Corporate Restructuring Initiatives	2,121	—	—	(1,842)	—	(210)	69

Restructuring Reserves	$62,165	93,436	$6,134	$(49,727)	$(207)	$(15,395)	$96,406

2003 North America Plant Closures—Asset Write-offs		10,968

Total		$104,404

*	MG&A refers to marketing, general and administrative expenses.

2003 U.S. Organizational Changes

On September 10, 2003 the Company announced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. In connection with these efforts, the Company recorded an initial charge in the fourth quarter of 2003 of $22.4 million reflecting the displacement of approximately 350 salaried employees in various U.S. locations. As of November 30, 2003, approximately 295 of the 350 employees had been displaced, and the remainder will be displaced in 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the activity and liability balance of the reserve for the 2003 U.S. organizational changes.

	November 24, 2002	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 30, 2003
	(Restated)
	(Dollars in Thousands)
Severance and employee benefits	$—	$22,379	$(3,438)	$—	$18,941
Other restructuring costs	—	69	(69)	—	—

Total	$—	$22,448	$(3,507)	$—	$18,941

2003 North America Plant Closures

In September 2003, the Company finalized a plan to close its remaining manufacturing and finishing plants in North America as part of the shift away from owned-and-operated manufacturing that the Company began several years ago.

The Company closed its sewing and finishing operations in San Antonio, Texas in January 2004. The Company expects to displace approximately 835 workers. The Company’s three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario, are expected to close in March 2004, displacing approximately 1,180 employees. Production from the San Antonio and Canadian facilities will be shifted to third-party contractors located primarily outside the U.S. and Canada. During the third quarter of 2003, the Company recorded initial charges of $11.0 million for asset write-offs associated with the U.S. and Canadian plant closures. During the fourth quarter of 2003, the Company recorded a charge of $42.1 million consisting of $41.3 million for severance and employee benefits and $0.8 million for other restructuring costs. As of November 30, 2003 approximately 503 employees had been displaced.

The table below displays the restructuring activity and liability balance of the reserve for the 2003 North American plant closures.

	November 24, 2002	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 30, 2003
	(Restated)	(Dollars in Thousands)
Severance and employee benefits	$—	$41,341	$(712)	$—	$40,629
Other restructuring costs	—	774	(773)	—	1

Restructuring Reserves	$—	$42,115	$(1,485)	$—	$40,630

2003 North America Plant Closures—Asset Write-offs		10,968

Total		$53,083

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 Europe Organizational Changes

During the fourth quarter of 2003, the Company announced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices and recorded a charge of $28.9 million consisting of $28.1 million for severance and employee benefits and $0.8 million for other restructuring costs. The charge reflected the estimated displacement of approximately 320 employees. As of November 30, 2003 approximately 125 employees had been displaced and the remainder are to be displaced in 2004.

The table below displays the activity and liability balance of the reserve for the European initiatives.

	November 24, 2002	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 30, 2003
	(Restated)	(Dollars in Thousands)
Severance and employee benefits	$—	$28,075	$(920)	$—	$27,155
Other restructuring costs	—	798	(64)	—	734

Total	$—	$28,873	$(984)	$—	$27,889

Europe Reorganization Initiatives

In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions include the closures of the Belgium, France and Holland distribution centers during the first half of 2004. The Company will not incur severance and benefit costs for the Belgium employees who will transfer their employment to a third-party company in conjunction with the closure of the distribution centers. During 2002, the Company recorded an initial charge of $1.6 million reflecting the estimated displacement of 40 employees. During 2003, the Company recorded in marketing, general and administrative expenses charges of $6.1 million reflecting the estimated displacement of 89 employees. The Company reversed charges of $0.2 million for lower than anticipated severance and employee benefit costs.

For fiscal year 2004, the Company expects to incur additional employee-related restructuring costs of approximately $0.1 million for termination benefits and other restructuring costs, such as contract termination costs, of $1.0 million to $2.0 million.

The table below displays the activity and liability balance of the reserve for the European initiatives.

	November 24, 2002	MG&A Charges	Restructuring Reductions	MG&A Reversals	Restructuring Reversals	November 30, 2003
	(Restated)	(Dollars in Thousands)
Severance and employee benefits	$1,366	$6,130	$(2,817)	$(207)	$(10)	$4,462
Other restructuring costs	—	4	(4)	—	—	—

Total	$1,366	$6,134	$(2,821)	$(207)	$(10)	$4,462

2002 U.S. Plant Closures

The Company announced in April 2002 the closure of six U.S. manufacturing plants. The decision reflected the continuing shift from a manufacturing to a marketing and product-driven organization. The Company

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded an initial charge in the second quarter of 2002 of $120.0 million consisting of $16.3 million for asset write-offs, $86.0 million for severance and employee benefits and $17.7 million for other restructuring costs. The Company closed six manufacturing plants in 2002, displacing 3,540 employees.

For the fiscal year ended November 30, 2003, the Company reversed charges of $15.2 million due to lower than anticipated costs associated with employee benefits, lower than anticipated costs to sell or exit facilities, updated estimates and assumptions related to certain U.S. suppliers and other exit costs. The table below displays the activity and liability balance of this reserve.

	November 24, 2002	Restructuring Reductions	Restructuring Reversals	November 30, 2003
	(Restated)	(Dollars in Thousands)
Severance and employee benefits	$45,283	$(35,361)	$(5,842)	$4,080
Other restructuring costs	13,395	(3,727)	(9,333)	335

Total	$58,678	$(39,088)	$(15,175)	$4,415

2002 Scotland Plant Closures

The Company announced in March 2002 the closure of two manufacturing plants in Scotland in order to reduce average production costs in Europe. The Company recorded an initial charge in the second quarter of 2002 of $20.5 million consisting of $3.1 million for asset write-offs, $15.7 million for severance and employee benefits and $1.7 million for other restructuring costs. The charge reflected an estimated displacement of 650 employees, all of whom have been displaced. The two manufacturing plants were closed by the end of the second quarter of 2002. During the third quarter of 2002, the remaining reserve balance of $2.1 million was reversed due to the earlier than anticipated sale of the manufacturing plants.

2001 Corporate Reorganization Initiatives

In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning its resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001. In connection with these initiatives, approximately 325 employees were displaced. During the first quarter of 2003, the Company reversed $0.2 million for lower than anticipated severance and benefit costs due to attrition. The table below displays the activity and liability balance of this reserve.

	November 24, 2002	Restructuring Reductions	Restructuring Reversals	November 30, 2003
	(Restated)	(Dollars in Thousands)
Severance and employee benefits	$2,121	$(1,842)	$(210)	$69

2001 Japan Reorganization Initiatives

In November 2001, the Company instituted various reorganization initiatives in Japan. These initiatives were prompted by business declines as a result of the prolonged economic slowdown, political uncertainty, major retail bankruptcies and shrinkage of the core denim jeans market in Japan. The Company recorded an initial charge of $2.0 million in November 2001. The charge reflected an estimated displacement of 22 employees, all of whom have been displaced. During 2002, the Company reversed charges of $0.3 million from the initial charge of $2.0 million. The reversals were primarily due to lower than anticipated contractor costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Initiatives from Fiscal Year 2001 through Fiscal Year 2002

The total balance of the reserves at November 24, 2002 was $62.2 million compared to $44.7 million at November 25, 2001. The majority of the balances were utilized by the end of 2003. The following table summarizes the activities and liability balances associated with the 1997 – 2002 plant closures and reorganization initiatives:

	Balance as of November 25, 2001	Charges	Restructuring Reductions	Restructuring Reversals	Balance as of November 24, 2002
	(Restated)		(Dollars in Thousands)		(Restated)
2002 Europe Restructuring Initiative	$—	$1,568	$(202)	$—	$1,366
2002 Scotland Plant Closures	—	17,423	(15,324)	(2,099)	—
2002 U.S. Plant Closures	—	103,611	(44,933)	—	58,678
2001 Corporate Restructuring Initiatives	19,989	—	(11,179)	(6,689)	2,121
2001 Japan Restructuring Initiative	2,006	—	(1,709)	(297)	—
1997-1999 Plant Closures and Restructuring Initiatives	22,671	—	(5,184)	(17,487)	—

Restructuring Reserves	$44,666	122,602	$(78,531)	$(26,572)	$62,165

2002 Plant Closures—Asset Write-offs		19,426

2002 Restructuring Charges		$142,028

The Company reversed charges of $17.5 million from initial charges due to updated estimates concerning anticipated employee benefits and other plant closure related costs.

Summary of Initiatives from Fiscal Year 2000 through Fiscal Year 2001

The total balance of the reserves at November 25, 2001 was $44.7 million compared to $71.6 million at November 26, 2000. The majority of the balances were utilized by the end of 2002. The following table summarizes the activities and liability balances associated with the 1997 – 2001 plant closures and reorganization initiatives:

	Balance as of November 26, 2000	Charges	Restructuring Reductions	Restructuring Reversals	Balance as of November 25, 2001
	(Restated)		(Dollars in Thousands)		(Restated)
2001 Corporate Restructuring Initiatives	$—	$20,331	$(342)	$—	$19,989
2001 Japan Restructuring Initiative	—	2,031	(25)	—	2,006
1997-1999 Plant Closures and Restructuring Initiatives	71,595	—	(21,709)	(27,215)	22,671

Restructuring Reserves	$71,595	$22,362	$(22,076)	$(27,215)	$44,666

The Company reversed $27.2 million of business restructuring charges recorded in earlier periods due to updated estimates, primarily associated with employee benefits and a lower amount related to contractor settlements than had been estimated.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5: INCOME TAXES

The U.S. and non-U.S. components of income (loss) before taxes are as follows:

	2003	2002	2001
		(Restated)	(Restated)
	(Dollars in Thousands)
U.S.	$(62,762)	$(98,693)	$103,288
Non-U.S.	31,470	125,280	119,360

Total	$(31,292)	$26,587	$222,648

The income tax expenses consists of the following:

	2003	2002	2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Federal-U.S.
Current	$86,538	$294	$84,820
Deferred	188,802	(39,258)	(29,336)

	$275,340	$(38,964)	$55,484

State-U.S.
Current	$6,629	$8,811	$(7,232)
Deferred	4,309	(7,578)	11,574

	$10,938	$1,233	$4,342

Non-U.S.
Current	$35,986	$67,231	$49,707
Deferred	(4,239)	(10,252)	19,453

	$31,747	$56,979	$69,160

Total income tax expense
Current	$129,153	$76,336	$127,295
Deferred	188,872	(57,088)	1,691

	$318,025	$19,248	$128,986

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2003, 2002 and 2001, the Company’s income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income (loss) before taxes as follows:

	2003	2002	2001
		(Restated)	(Restated)
Income tax expense (benefit) at U.S. federal statutory rate	$(10,953)	$9,306	$77,926
State income taxes, net of federal income tax benefit	(3,488)	(2,965)	3,342
Change in valuation allowance	282,448	650	13,183
Deduction of foreign tax in lieu of credit	53,054	—	—
Additional foreign tax credits due to change in estimates	(13,313)	—	—
Non-deductible expenses	2,384	668	614
Goodwill and trademarks amortization	—	3,705	3,705
Reassessment of reserves due to change in estimate	12,911	8,665	29,394
Other, net individually immaterial items	(2,777)	(781)	822

Income tax expense	$318,025	$19,248	$128,986

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of November 30, 2003, November 24, 2002 and November 25, 2001 are presented below.

	2003 Deferred Tax Assets (Liabilities)	2002 Deferred Tax Assets (Liabilities)	2001 Deferred Tax Assets (Liabilities)
		(Restated)	(Restated)
	(Dollars in Thousands)
Deferred tax assets:
Foreign tax credits on unremitted non-U.S. earnings	$251,660	$250,990	$247,535
Postretirement benefits	236,190	225,085	223,371
Federal net operating loss	152,123	—	—
Employee compensation and benefit plans	128,778	173,946	168,445
Foreign net operating loss	115,216	64,641	59,177
Other	45,332	58,995	35,887
Additional minimum pension liability	53,452	51,372	—
Restructuring and special charges	49,314	57,171	46,111
Prepaid royalty income	33,082	52,459	78,111
Inventory basis difference	30,247	26,222	32,984
Foreign tax credit carryforward	25,908	70,539	52,473
State net operating loss	25,119	10,692	6,494
Alternative minimum tax credit carryforward	19,177	22,774	9,501
Foreign exchange gains/losses	1,783	—	—

Subtotal	1,167,381	1,064,886	960,089

Less: Valuation allowance	(349,550)	(67,102)	(66,452)

Deferred tax liabilities:
Additional U.S. tax on unremitted non-U.S. earnings	(194,924)	(182,469)	(156,914)
Depreciation and amortization	(1,060)	(15,573)	(15,228)
Foreign exchange gains/losses	—	(2,865)	(42,476)

Subtotal	(195,984)	(200,907)	(214,618)

Total Net Deferred Tax Assets	$621,847	$796,877	$679,019

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2003, cumulative non-U.S. operating losses of $401.0 million generated by the Company were available to reduce future non-U.S. taxable income. Approximately $57.7 million of the non-U.S. operating losses expire between the years 2004 and 2013 (with the majority expiring by 2008). The remainder of the non-U.S. losses carry forward indefinitely.

At November 30, 2003, the Company had federal net operating loss carryforwards of approximately $434 million that will expire in 2023 if not utilized.

At November 30, 2003, the Company had state net operating loss carryforwards of approximately $301 million that will expire between 2004 and 2018 if not utilized.

At November 30, 2003, the Company has alternative minimum tax credit carryforwards of approximately $19.2 million which are subject to an indefinite carryforward.

In addition, at November 30, 2003, the Company has foreign tax credit carryforwards of approximately $25.9 million that will expire between 2004 and 2006 if not utilized.

The utilization of our net operating loss and credit carryforwards may be subject to a substantial annual limitation due to any future “changes in ownership”, as defined by provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. Should we be subject to this annual limitation, this may result in the expiration of the net operating loss and credit carryforwards before utilization.

Our valuation allowance of $349.5 million at November 30, 2003 has been provided primarily for foreign tax credits, state and foreign net operating loss carryforwards, other foreign deferred tax assets and alternative minimum tax credit carryforwards. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company has offset its deferred tax assets with a partial valuation allowance. In determining the amount of the valuation allowance, the Company has evaluated all significant available positive and negative evidence, the existence of losses in the recent year and our forecast of future taxable income. The underlying assumptions the Company used in forecasting our future taxable income require significant judgment, and take into account the Company’s recent performance, including adverse business developments in October and November 2003 and initial revisions to our 2004 plan, but assume no revenue growth or cost reductions that may be realized as they are not yet determinable. The valuation allowance increased by $282.4 million, $0.6 million and $13.2 million for 2003, 2003 and 2001, respectively.

The Company periodically reassesses the likelihood of assessments resulting from audits of federal, state and foreign income tax filings. The Company believes that adequate reserves have been provided for any adjustments that may ultimately result from these examinations. Total long-term tax liabilities are $143.1 million at November 30, 2003, and $95.2 million at November 24, 2002.

During 2002, the Company reached a settlement with the Internal Revenue Service (IRS) on most of the issues in connection with the examination of its income tax returns for the years 1990 through 1995. As a result, the Company made a net payment to the IRS of approximately $110.0 million in March 2003. In addition to certain open issues relating to earlier years, the Company’s U.S. consolidated income tax returns for the years 1996 through 1999 are presently under audit by the IRS. The Company has taken this, and all other available information, into account in evaluating its total reserves for potential audit assessments.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) are as follows:

	November 30, 2003	November 24, 2002	November 25, 2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Land	$33,344	$32,540	$33,429
Buildings and leasehold improvements	354,739	354,752	406,660
Machinery and equipment	516,960	546,430	592,969
Capitalized internal-use software	28,203	2,373	—
Construction in progress	44,589	31,806	9,300

Total PP&E	977,835	967,901	1,042,358
Accumulated depreciation	(491,121)	(478,447)	(527,647)

PP&E, net	$486,714	$489,454	$514,711

As of November 30, 2003, the Company had approximately $2.2 million of PP&E, net, available for sale, consisting primarily of closed manufacturing facilities in the U.S.

Depreciation expense for 2003, 2002 and 2001 was $63.9 million, $59.4 million and $69.9 million, respectively.

Construction in progress at November 30, 2003 and November 24, 2002 was primarily related to installation of an enterprise resource planning system. In the first quarter of 2004, the Company decided to indefinitely suspend this project. (See Note 21 to the Consolidated Financial Statements). Construction in progress at November 25, 2001 primarily consisted of sales office capital improvements.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

	November 30, 2003	November 24, 2002	November 25, 2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Gross goodwill	$351,474	$351,474	$351,474
Accumulated amortization	(151,569)	(151,569)	(142,782)

Goodwill, net	$199,905	$199,905	$208,692

Other intangible assets
Gross trademarks and other intangibles	$81,071	$79,416	$78,362
Accumulated amortization	(36,349)	(35,911)	(32,821)

Trademarks and other intangibles, net	$44,722	$43,505	$45,541

Amortization expense for 2003, 2002 and 2001 was $0.3 million, $10.9 million and $10.7 million, respectively. (See Note 1 to the Consolidated Financial Statements under “Goodwill and Intangible Assets.”)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8: DEBT AND LINES OF CREDIT

Debt and lines of credit are summarized below:

	November 30, 2003	November 24, 2002	November 25, 2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Long-Term Debt:
Secured:
Term Loan	$500,000	$—	$—
Credit Facilities	—	115,115	252,558
Domestic Receivables-backed Securitization	—	110,000	110,000
Customer Service Center Equipment Financing	64,206	71,769	78,686
European Receivables-backed Securitization	—	51,161	41,366
Industrial development revenue refunding bond	—	10,000	10,000
Notes payable, at various rates, due in installments through 2006	650	884	1,088

Subtotal	564,856	358,929	493,698

Unsecured:
Notes:
6.80%, due 2003	—	349,547	349,053
7.00%, due 2006	448,623	448,151	447,679
11.625% Dollar denominated, due 2008	377,391	376,749	376,119
11.625% Euro denominated, due 2008	149,445	125,668	109,643
12.25% Senior Notes, due 2012	571,449	—	—
Yen-denominated Eurobond:
4.25%, due 2016	183,486	166,667	163,934

Subtotal	1,730,394	1,466,782	1,446,428
Current maturities	(13,521)	(73,959)	(144,637)

Total long-term debt	$2,281,729	$1,751,752	$1,795,489

Short-Term Debt:
Short-term borrowings	$21,179	$21,266	$18,307
Current maturities of long-term debt	13,521	73,959	144,637

Total short-term debt	$34,700	$95,225	$162,944

Total long-term and short-term debt	$2,316,429	$1,846,977	$1,958,433

Unused Lines of Credit:
Short-term	$408,673	$384,285	$531,333

Term Loan and Revolving Credit Facility

Principal Amount; Use of Proceeds. On September 29, 2003, the Company entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. The Company used the borrowings under these agreements to refinance the January 2003 senior secured credit facility and 2001 domestic receivables securitization agreement and will also use the borrowings for working capital and general corporate purposes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Loan. The term loan consists of a single borrowing of $500.0 million, divided into two tranches, a $200.0 million tranche subject to a fixed rate of interest and a $300.0 million tranche subject to floating rates of interest. The loan matures on September 29, 2009. Principal payments on the term loan in an amount equal to 0.25% of the initial principal amount must be made quarterly commencing with the last day of the first fiscal quarter of 2004, and the remaining principal amount of the term loan must be repaid at maturity. The Company has limited ability to voluntarily prepay any part of the term loan prior to March 31, 2007. The term loan also requires mandatory prepayments in specified circumstances, such as if the Company engages in a sale of certain intellectual property assets.

Revolving Credit Facility. The revolving credit facility is an asset-based facility, in which the borrowing availability varies according to the levels of the Company’s U.S. accounts receivable and inventory. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. Initial availability was approximately $563 million as of September 29, 2003. The maturity date of the facility is September 29, 2007, at which time all borrowings under the facility must be repaid. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales. The Company must pay an early termination fee if the facility is terminated prior to September 29, 2005.

Early Maturity if Notes Not Refinanced. The term loan agreement requires the Company to repay the Company’s senior unsecured notes due 2006 and 2008 not later than six months prior to their respective maturity dates, failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity date of the 2006 or the 2008 notes, respectively. As a result, unless the Company has refinanced, repaid or otherwise provided for the payment of the 2006 notes by May 1, 2006, the term loan will become due on August 1, 2006, and unless the Company has repaid the 2008 notes by July 15, 2007, the term loan will become due on October 15, 2007.

The Company may satisfy this note refinancing requirement under the term loan in one of two ways. First, the Company may refinance the 2006 and 2008 notes by issuing new debt on terms similar to those of our 12.25% notes due 2012. Second, the Company may repurchase or otherwise set aside funds to repay the 2006 and 2008 notes if the Company meets specified conditions. Those conditions include the Company’s maintaining (after giving effect of the repayment on a pro forma basis) a leverage ratio that does not exceed 4.75 to 1.0 (for the 2006 notes) and 4.5 to 1.0 (for the 2008 notes) and an interest coverage ratio that exceeds 1.85 to 1.0 (for the 2006 notes) and 2.0 to 1.0 (for the 2008 notes). These ratios apply only to the note refinancing requirements; they are not ongoing financial covenants.

The revolving credit facility agreement contains a similar note refinancing requirement with respect to the 2006 notes, except that the consequence of a failure to repay the notes is a breach of covenant, not early maturity. The Company may also satisfy this requirement under the revolving credit facility if the Company reserves cash or has borrowing availability sufficient to repay the 2006 notes and thereafter has $150 million of borrowing availability under the revolving credit facility.

Interest Rates. The interest rate for the floating rate tranche of the term loan is 6.875% over the eurodollar rate or 5.875% over the base rate. The interest rate for the fixed rate tranche of the Company’s term loan is 10.0% per annum. The interest rate for the revolving credit facility is, for LIBOR rate loans, 2.75% over the LIBOR rate (as defined in the credit agreement) or, for base rate loans, 0.50% over the Bank of America prime rate.

Guaranties and Security. The Company’s obligations under each of the term loan and the revolving credit facility are guaranteed by the Company’s domestic subsidiaries. The revolving credit facility is secured by a first-

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the revolving credit facility are all of the Company’s most valuable real property interests and all of the capital stock of the Company’s affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing our notes due 2006 and the Yen-denominated Eurobond due 2016 (such restricted subsidiaries also are not permitted to be guarantors). The term loan is secured by a lien on trademarks, copyrights and other related intellectual property and by a second-priority lien on the assets securing the revolving credit facility.

Covenants. The term loan and the revolving credit facility each contain customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and its subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in our corporate structure.

Fixed Charge Coverage Ratio. Both the term loan and the revolving credit facility contain a consolidated fixed coverage ratio covenant:

•	The term loan fixed charge coverage ratio is measured as of the end of each fiscal quarter. The ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) interest charges paid in cash for the relevant period. The Company is required to maintain a ratio of least 1.0 to 1.0 as of each measurement date. As of November 30, 2003, the Company was in compliance with the consolidated fixed charge coverage ratio covenants.

•	The revolving credit agreement fixed charge coverage ratio is measured only if certain availability thresholds are not met. In such case, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. The Company is required to maintain a ratio of least 1.0 to 1.0 when the covenant is required to be tested. As of November 30, 2003, the Company was not required to perform this calculation.

Under the credit agreements, EBITDA is generally defined as consolidated net income plus (i) consolidated interest charges, (ii) the provision for federal, state, local and foreign income taxes, (iii) depreciation and amortization expense, (iv) other (income) expense and (v) restructuring and restructuring related charges, less cash payments made in respect of the restructuring charges.

Factors that could cause the Company to breach these fixed charge coverage ratio covenants include lower operating income, higher current tax expenses for which we have not adequately reserved, higher cash restructuring costs, higher interest expense due to higher debt or floating interest rates and higher capital spending. There are no other financial covenants in either agreement the Company is required to meet on an ongoing basis.

Events of Default. The term loan and the revolving credit facility each contain customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial voting

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trust certificate or stock ownership changes; specified changes in the composition of the Company’s board of directors; and invalidity of the guaranty or security agreements. The cross-default provisions in each of the term loan and the revolving credit facility apply if a default occurs on other indebtedness in excess of $25.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of, or trustee for, the defaulted indebtedness have the right to accelerate. If an event of default occurs under either the term loan or the revolving credit facility, the Company’s lenders may terminate their commitments, declare immediately payable the term loan and all borrowings under each of the credit facilities and foreclose on the collateral, including (in the case of the term loan) the Company’s trademarks.

January 2003 Senior Secured Credit Facility

The Company’s January 2003 credit facility consisted of a $375.0 million revolving credit facility and a $375.0 million Tranche B term loan facility. The Company used the borrowings under the January 2003 credit facility to refinance the February 2001 senior secured credit facility that would have matured in 2003 and for working capital and general corporate purposes.

Under the January 2003 credit facility, the interest rates for the revolving credit facility varied: for Eurodollar Rate Loans and Letters of Credit, from 3.50% to 4.25% over the Eurodollar Rate (as defined in the credit agreement) or, for Base Rate Loans, from 2.50% to 3.25% over the higher of (i) the Citibank base rate or (ii) the Federal Funds rate plus 0.50% (the “Base Rate”), with the exact rate in each case depending upon performance under specified financial criteria. The interest rate for the Tranche B term loan facility was 4.25% over the Eurodollar Rate or 3.25% over the Base Rate.

The January 2003 credit facility required that the Company segregate sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003 and allow for repurchase of these notes prior to their maturity.

Pending completion of a refinancing transaction, the Company obtained on September 17, 2003 a limited waiver of compliance with certain financial covenants under the January 2003 credit facility. On September 29, 2003, the Company entered into a new $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility that replaced the January 2003 facility.

February 2001 Senior Secured Credit Facility

On February 1, 2001, the Company entered into a $1.05 billion senior secured credit facility to replace a credit facility dated January 31, 2000 on more favorable terms by reducing the Company’s borrowing costs and extending the maturity of the Company’s principal bank agreement to August 2003. The credit facility consisted of a $700.0 million revolving credit facility and $350.0 million of term loans. As of November 24, 2002, the credit facility consisted of $5.0 million revolving credit and $110.1 million of term loans. This facility reduced the Company’s borrowing costs and extended the maturity of the Company’s principal bank credit facility to August 2003. On January 31, 2003, the Company entered into a $750.0 million senior secured credit facility that replaced the February 2001 senior secured credit facility.

Domestic Receivables Securitization Transaction

On July 31, 2001, the Company and several of its subsidiaries completed a receivables securitization transaction involving receivables generated from sales of products to the Company’s U.S. customers. The transaction involved the issuance by Levi Strauss Receivables Funding, LLC, an indirect subsidiary of the Company, of $110.0 million in secured term notes. The notes, which were secured by trade receivables

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

originated by Levi Strauss & Co., bore interest at a rate equal to the one-month LIBOR rate plus 0.32% per annum, and had a stated maturity date of November 2005. Net proceeds of the offering were used to repay a portion of the outstanding debt under the Company’s 2001 bank credit facility. The transaction did not meet the criteria for sales accounting under SFAS 140 and therefore is accounted for on the balance sheet as a secured borrowing. The purpose of the transaction was to lower the Company’s interest expense and diversify its funding sources. The notes were issued in a private placement transaction in accordance with Rule 144A under the Securities Act.

On September 29, 2003, the Company entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility that replaced the domestic receivables securitization transaction.

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

The equipment in the customer service centers securing this facility is not part of the collateral securing the Company’s September 2003 bank credit facility. As of November 30, 2003, there was approximately $64.2 million principal amount outstanding under this facility. The remaining payments are $8.3 million due in 2004 and $55.9 million due at maturity on December 7, 2004. The transaction documents include customary covenants governing the Company’s activities, including, among other things, limitations on the Company’s ability to sell, lease, relocate or grant liens in the equipment held in these customer service centers. The transaction documents include customary events of default. The indenture also contains a cross-acceleration event of default that applies if there is a default in a payment obligation that is not cured within 10 days after notice from the agent and as a result of which the creditor accelerates the maturity of debt of the Company in excess of $25.0 million. If the Company defaults, the lenders could accelerate the maturity date of these loans, enter these customer service centers and take possession of the Company’s equipment held there.

European Receivables Securitization Agreements

In February 2000, several of the Company’s European subsidiaries entered into receivable securitization financing agreements with several lenders. During November 2000, 36.5 million euro (or approximately $30.7 million at time of borrowing) were borrowed under these agreements at initial interest rates of 6.72%. Interest rates under this agreement were variable based on commercial paper market conditions, and the debt ratings of the underlying conduit. In December 2000, 10.4 million euro (equivalent to approximately $9.3 million at time of borrowing) at an initial interest rate of 6.70% was borrowed under these agreements. In April 2002, 2.5 million British Pounds (equivalent to approximately $3.6 million at time of borrowing) at an initial interest rate of 1.70% was borrowed under these agreements. The Company adopted SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” in 2001. The securitizations did not meet the criteria for sales accounting under SFAS 140 and therefore were accounted for as a secured borrowing.

On March 14, 2003, the Company terminated its European receivables securitization agreements and repaid the outstanding equivalent amount of $54.3 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industrial Development Revenue Refunding Bond

In 1995, the City of Canton, Mississippi issued an industrial development revenue refunding bond with a principal amount of $10.0 million, and the proceeds were loaned to the Company to help finance the cost of acquiring a customer service center in Canton. Interest payments were due monthly at a variable rate based upon the J.J. Kenny Index, reset weekly at a maximum rate of 13.00%, and the principal amount was due June 1, 2003. On June 3, 2003 the Company repaid the outstanding amount of $10.0 million on this bond.

6.80% Notes due November 1, 2003 and 7.0% Notes due November 1, 2006

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

The indenture governing these notes contains customary investment grade security events of default and restricts the Company’s ability and the ability of its subsidiaries and future subsidiaries to incur liens; engage in sale and leaseback transactions and engage in mergers and sales of assets. The indenture also contains a cross-acceleration event of default that applies if debt in excess of $25.0 million is not paid at its stated maturity or upon acceleration and such payment default has not been cured within 30 days after the Company has been given a notice of default by the trustee or by holders of at least 25% in principal amount of the outstanding notes.

In May 2000, the Company engaged in a voluntary exchange offer to the note holders. As a result of the exchange offer, all but $20 thousand of the $350.0 million aggregate principal amount of 6.80% notes due 2003 and all $450.0 million aggregate principal amount of the 7.00% notes due 2006 were exchanged for new notes on identical terms registered under the Securities Act.

During the first half of 2003, the Company purchased $327.3 million in principal amount of the 6.80% notes due November 1, 2003 using proceeds from the senior 12.25% notes offering due 2012. Approximately $184 million of this amount was purchased in a tender offer made by the Company on April 8, 2003 to purchase for cash any and all of the outstanding 6.80% notes at a purchase price of $1,024.24 per $1,000.00 principal amount. The tender offer expired on May 7, 2003.

On November 3, 2003 the Company repaid the remaining $22.7 million in principal amount of these notes outstanding.

Senior Notes Due 2008

Principal, Interest and Maturity. On January 18, 2001, the Company issued two series of notes payable totaling the then-equivalent of $497.5 million to qualified institutional investors in reliance on Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. The notes are unsecured obligations of the Company and are callable beginning January 15, 2005. The issuance was divided into two series: U.S. $380.0 million dollar notes (“Dollar Notes”) and 125.0 million euro notes (“Euro Notes”), (collectively, the “Notes”). Both series of notes are seven-year notes maturing on January 15, 2008 and bear interest at 11.625% per annum, payable semi-annually in January and July of each year. These Notes were offered at a discount of $5.2 million to be amortized over the term of the Notes. Costs representing underwriting fees and other expenses of $14.4 million on the original issue are amortized over the term of the Notes to interest expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Proceeds. Net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the Company’s then effective credit facility.

Covenants. The indentures governing the Notes contain covenants that limit the Company’s and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of the Company’s subsidiaries.

Asset Sales. The indenture governing these notes provides that the Company’s asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. The Company must use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under the Company’s revolving credit facility, or to invest in additional assets in a business related to the Company’s business. To the extent proceeds not so used within the time period exceed $10 million, the Company is required to make an offer to purchase outstanding notes at par plus accrued an unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under the Company’s senior secured term loan and senior secured revolving credit facility.

Change in Control. If the Company experiences a change in control as defined in the indentures governing the Notes, the Company will be required under the indentures to make an offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under the Company’s senior secured term loan and senior secured revolving credit facility.

Events of Default. The indenture governing these notes contains customary events of default, including failure to pay principal, failure to pay interest after a 30-day grace period, failure to comply with the merger, consolidation and sale of property covenant, failure to comply with other covenants in the indenture for a period of 30 days after notice given to the Company, failure to satisfy certain judgments in excess of $25.0 million after a 30-day grace period, and certain events involving bankruptcy, insolvency or reorganization. The indenture also contains a cross-acceleration event of default that applies if debt of the Company or of any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity.

Covenant Suspension. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture.

Exchange Offer. In March 2001, after a required exchange offer, all but $200 thousand of the $380.0 million aggregate principal amount Dollar Notes and all but 595 thousand euro of the 125.0 million aggregate principal amount Euro Notes were exchanged for new notes on identical terms registered under the Securities Act.

Senior Notes Due 2012

Principal, Interest and Maturity. On December 4, 2002, January 22, 2003 and January 23, 2003, the Company issued a total of $575.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. The notes are callable beginning December 15, 2007. These notes were offered at a net discount of $3.7 million, which is amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $18.4 million are amortized over the term of the notes to interest expense.

Use of Proceeds. The Company used approximately $125.0 million of the net proceeds from the notes offering to repay remaining indebtedness under the Company’s 2001 bank credit facility and approximately $327.3 million of the net proceeds to purchase the majority of the 6.80% notes due November 1, 2003.

Covenants. The indenture governing these notes contains covenants that limit the Company and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or its subsidiaries’ assets.

Asset Sales. The indenture governing these notes provides that the Company’s asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. The Company must use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under the Company’s revolving credit facility, or to invest in additional assets in a business related to the Company’s business. To the extent proceeds not so used within the time period exceed $10.0 million, the Company is required to make an offer to purchase outstanding notes at par plus accrued an unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under the Company’s senior secured term loan and senior secured revolving credit facility.

Change in Control. If the Company experiences a change in control as defined in the indenture governing the notes, then the Company will be required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under the Company’s senior secured term loan and senior secured revolving credit facility.

Events of Default. The indenture governing these notes contains customary events of default, including failure to pay principal, failure to pay interest after a 30-day grace period, failure to comply with the merger, consolidation and sale of property covenant, failure to comply with other covenants in the indenture for a period of 30 days after notice given to the Company, failure to satisfy certain judgments in excess of $25.0 million after a 30-day grace period, and certain events involving bankruptcy, insolvency or reorganization. The indenture also contains a cross-acceleration event of default that applies if debt of the Company or any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity.

Covenant Suspension. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture.

Exchange Offer. In June 2003, after a required exchange offer, all but $9.1 million of the $575.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms registered under the Securities Act

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Yen-denominated Eurobond Placement

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

The agreement governing these bonds contains customary events of default and restricts the Company’s ability and the ability of its subsidiaries and future subsidiaries to incur liens; engage in sale and leaseback transactions and engage in mergers and sales of assets. The agreement contains a cross-acceleration event of default that applies if any of the Company’s debt in excess of $25.0 million is accelerated and the debt is not discharged or acceleration rescinded within 30 days after the Company’s receipt of a notice of default from the fiscal agent or from the holders of at least 25% of the principal amount of the bond.

Other Debt Matters

Covenant Compliance. During the three year period ending November 30, 2003, the Company has obtained waivers or amendments of financial covenants included in its credit agreements, including its January 2003 senior secured credit facility. At November 30, 2003, the Company was in compliance with the financial covenants contained in our senior secured term loan and senior secured revolving credit facility.

Debt Issuance Costs. The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. Debt issuance costs outstanding at November 30, 2003, November 24, 2002 and November 21, 2001 aggregate $54.8 million, $25.3 million and $37.5 million, respectively. Amortization of debt issuance costs, which is included in interest expense, was $13.4 million, $15.8 million and $13.1 million in 2003, 2002 and 2001, respectively.

Accrued Interest. At November 30, 2003, November 24, 2002 and November 21, 2001, accrued interest amounted to $65.5 million, $29.4 million and $29.2 million, respectively and is included in accrued liabilities.

Principal Short-term and Long-term Debt Payments

As of November 30, 2003, the required aggregate short-term and long-term debt principal payments for the next five years and thereafter are as follows:

Year	Principal Payments
(Dollars in Thousands)
2004	$34,700
2005	61,203
2006	453,647
2007	5,000
2008	531,836
Thereafter	1,230,043

Total	$2,316,429

The Company’s senior secured term loan and senior secured revolving credit facility agreements contain early maturity provisions linked to the timings of refinancing or repayment of the 6.80% notes due 2006 and the 11.625% notes due 2008. The senior secured term loan requires us to repay our 11.625% notes due 2008 no later than six months prior to their maturity date, which would make the principal payment occur in 2007 rather than 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Credit Lines and Stand-By Letters of Credit

At November 30, 2003, the Company had unsecured and uncommitted short-term credit lines available totaling $31.3 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

At November 30, 2003, November 24, 2002 and November 25, 2001, the Company had $144.0 million, $213.3 million and $131.7 million, respectively, of standby letters of credit with various international banks, of which $64.0 million, $48.5 million and $52.5 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims. In addition, $77.8 million of these standby letters of credit under the September 29, 2003 bank credit facility support short-term credit lines at November 30, 2003. The Company pays fees on the standby letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during 2003, 2002, and 2001, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.05%, 9.14% and 9.47%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

Under the terms of the Company’s September 2003 senior secured term loan and senior secured revolving credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured senior notes limit the Company’s ability to pay dividends. There are no restrictions under the Company’s term loan and revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of considerable judgment in interpreting market data, which means that the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and (liabilities) at November 30, 2003, November 24, 2002 and November 25, 2001 are as follows:

	November 30, 2003		November 24, 2002		November 25, 2001
	Carrying Value (1)	Estimated Fair Value (1)	Carrying Value (2)	Estimated Fair Value(2)	Carrying Value (3)	Estimated Fair Value(3)
			(Restated)		(Restated)
	(Dollars in Thousands)
DEBT INSTRUMENTS:
U.S. dollar notes offering	$(1,448,981)	$(1,060,879)	$(1,193,806)	$(1,110,650)	$(1,193,012)	$(932,138)
Euro notes offering	(155,984)	(115,882)	(130,933)	(114,414)	(114,378)	(85,719)
Yen-denominated eurobond placement	(184,000)	(110,606)	(167,134)	(116,667)	(164,413)	(113,115)
Term Loan	(505,053)	(505,053)	(115,210)	(115,210)	(252,748)	(252,748)
Domestic receivables-backed securitization	—	—	(110,052)	(110,052)	(110,081)	(110,081)
Customer service center equipment financing	(65,639)	(66,207)	(73,203)	(74,765)	(80,278)	(81,970)
European receivables-backed securitization	—	—	(51,161)	(51,161)	(41,366)	(41,366)
Industrial development revenue refunding bond	—	—	(10,015)	(10,015)	(10,015)	(10,015)
Short-term and other borrowings	(22,262)	(22,262)	(24,898)	(24,898)	(21,294)	(21,294)

Total	$(2,381,919)	$(1,880,889)	$(1,876,412)	$(1,727,832)	$(1,987,585)	$(1,648,446)

(1) Includes accrued interest of $65.5 million. (2) Includes accrued interest of $29.4 million. (3) Includes accrued interest of $29.2 million.

CURRENCY AND INTEREST RATE CONTRACTS:

Foreign exchange forward contracts	$(5,128)	$(5,128)	$(2,851)	$(2,851)	$13,797	$13,797
Foreign exchange option contracts	(111)	(111)	—	—	4,328	4,328

Total	$(5,239)	$(5,239)	$(2,851)	$(2,851)	$18,125	$18,125

Interest rate option contracts	$—	$—	$—	$—	$(2,266)	$(2,266)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value estimates presented herein are based on information available to the Company as of November 30, 2003, November 24, 2002 and November 25, 2001. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to November 30, 2003, November 24, 2002 and November 25, 2001 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At November 30, 2003, the Company had U.S. dollar spot and forward currency contracts to buy $750.8 million and to sell $327.5 million against various foreign currencies. The Company also had euro forward currency contracts to sell 70.0 million euro against various foreign currencies and an Australian dollar forward currency contract to buy 0.4 million Australian dollars against New Zealand dollars. These contracts are at various exchange rates and expired at various dates until January 2004.

The Company has entered into option contracts to manage its exposure to numerous foreign currencies. At November 30, 2003, the Company had bought U.S. dollar option contracts resulting in a net long position against various foreign currencies of $29.3 million, should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net long position against various currencies of $71.8 million, should the options be exercised. The option contracts are at various strikes and expire at various dates until February 2004.

The Company’s market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation. On April 14, 2003, two former employees of the Company’s tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that the Company manipulated tax reserves to inflate reported income and that the Company fraudulently failed to set appropriate valuation allowances on deferred tax assets. They also allege that, as a result of these and other tax-related transactions, the Company’s financial statements for several years violate generally accepted accounting principles and Securities and Exchange Commission regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in the Company paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by the Company to withhold information concerning these matters from the Company’s auditors and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

The Company is vigorously defending this litigation and filed its formal answer to the lawsuit in California Superior Court on May 23, 2003. In its answer the Company categorically denies all the allegations and spells out the reasons that led to the dismissal of these two employees. The Company also filed a cross complaint

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against them. The Company does not expect this litigation will have a material impact on its financial condition or results of operations.

In a related administrative proceeding before the U.S. Department of Labor under Section 1107 of the Sarbanes-Oxley Act, the plaintiffs made a claim based on the same allegations made in the wrongful termination suit. The Company defended vigorously this proceeding. On January 23, 2004, the plaintiffs withdrew their complaint just prior to the issuance by the Department of Labor of an initial determination.

Class Actions Securities Litigation. On December 12, 2003, a putative bondholder class action styled Orens v. Levi Strauss & Co., et al., Case No. C-03-5605, RMW (HRL), was filed in the United States District Court for the Northern District of California against the Company, its chief executive officer and its former chief financial officer. The action purports to be brought on behalf of purchasers of the Company’s bonds in the period from January 10, 2001 to October 9, 2003, and makes claims under the federal securities laws, including Section 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated its net income and other financial results and were otherwise false and misleading, and that its public disclosures omitted to state that it lacked adequate internal controls such that the Company was unable to ascertain its true financial condition. Plaintiffs contend that such statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On February 20, 2004, a putative bondholder class action styled General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al., Case No. C-04-00712, JW (EAI), was filed in the United States District Court for the Northern District of California, San Jose Division, against the Company, its chief executive officer, its former chief financial officer, its directors and its underwriters in connection with its April 6, 2001 and June 16, 2003 registered bond offerings. As of February 29, 2004, the Company had not been served with this lawsuit. The action purports to be brought on behalf of purchasers of the Company’s bonds who made purchases pursuant or traceable to our prospectuses dated March 8, 2001 or April 28, 2003, or who purchased the Company’s bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that the Company’s public disclosures omitted to state that it made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

The Company’s in the initial stages of these lawsuits. The Company expects to defend these cases vigorously.

Saipan Class Action Litigation. In April 2000, the Company was named as an additional defendant in a class action suit filed in 1999 in federal district court in Saipan by non-resident garment workers, who currently or formerly worked in Saipan, against several manufacturers operating on the island. (Saipan is a U.S. commonwealth in the Northern Mariana Islands.) The complaint related to working conditions for the operators in Saipan facilities and alleged violation of the Racketeer Influenced and Corrupt Organization Act, the Alien Tort Claims Act and state common and international law. All other defendants settled the lawsuit in September 2002 for $20 million. The Company refused to join the settlement as the Company believed that the allegations about it in the lawsuit were not true.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 21, 2003, the court entered judgment in the Company’s favor on the Alien Tort Claims Act claims. On December 18, 2003, the court dismissed all remaining claims against the Company at the request of plaintiffs. As part of the dismissal, the Company agreed only that all parties should bear their own costs and that the Company would not sue plaintiffs or their attorneys for malicious prosecution.

Other Litigation. In the ordinary course of business, the Company has various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on its financial condition or results of operations.

NOTE 11: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Exchange Management

The Company manages foreign currency exposures primarily to protect the U.S. dollar value of cash flows. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, we evaluate them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, we enter into various derivative transactions in accordance with our currency risk management policies, aimed at covering the spot risk at inception of the exposure. The Company does not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, the Company defined as part of its foreign currency risk management policy a hedge ratio limit. The hedge ratio measures the relationship between the notional amount of the hedging instrument and the hedged item. The Company’s foreign exchange policy requires that the hedge ration be between 50% and 100%. At November 30, 2003 our hedge ratio was 99.5%, while the minimum hedge ratio during the year was 76.4%.

The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties, debt and cash management.

The Company does not apply hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities.

The Company manages its net investment position in its subsidiaries in major currencies through a combination of derivative and non-derivative instruments by using swap contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently included in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit. At November 30, 2003, the fair value of qualifying net investment hedges was a $0.8 million net liability with the corresponding unrealized loss recorded in “Accumulated other comprehensive income (loss).” At November 30, 2003, $1.7 million realized loss has been excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at November 30, 2003 represented a $0.1 million net asset, and changes in their fair value are included in “Other expense, net.”

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of November 30, 2003, a $4.0 million unrealized loss related to the translation effects of the yen-denominated Eurobond was recorded in “Accumulated other comprehensive income (loss).”

Interest Rate Management

The Company is exposed to interest rate risk. It is the Company’s policy and practice to use derivative instruments to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of November 30, 2003.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange and interest rate management activities reported in “Other (income) expense, net.”

	Year Ended November 30, 2003		Year Ended November 24, 2002			Year Ended November 25, 2001
	Other (income) expense, net		Other (income) expense, net			Other (income) expense, net
			(Restated)			(Restated)
(Dollars in Thousands)	Realized	Unrealized	Realized		Unrealized	Realized	Unrealized
Foreign Exchange Management	$83,150	$1,653	$45,881		$11,470	$(10,213)	$4,624
Transition Adjustments	—	—	—		—	828	—

Total	$83,150	$1,653	$45,881		$11,470	$(9,385)	$4,624

Interest Rate Management	$—	$—	$2,266	(1)	$(2,266)	$—	$1,476
Transition Adjustments	—	—	—		—	—	1,246

Total	$—	$—	$2,266		$(2,266)	$—	$2,722

(1)	Recorded as an increase to interest expense.

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) balances. Accumulated OCI is a section of Stockholders’ Deficit.

	At November 30, 2003		At November 24, 2002		At November 25, 2001
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
			(Restated)		(Restated)
(Dollars in Thousands)	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$10,456	$(830)	$39,818	$(96)	$53,314	$5,664
Yen Bond	—	(3,974)	—	5,277	—	6,780
Cash Flow Hedges	—	—	—	—	—	908
Transition Adjustments	—	—	—	—	—	120
Cumulative income taxes	(3,502)	1,836	(14,732)	(1,917)	(19,726)	(4,985)

Total	$6,954	$(2,968)	$25,086	$3,264	$33,588	$8,487

The table below gives an overview of the fair values of derivative instruments associated with our foreign exchange management activities that are reported as an asset or (liability).

	At November 30, 2003	At November 24, 2002	At November 25, 2001
(Dollars in Thousands)	Fair value asset (liability)	Fair value asset (liability)	Fair value asset (liability)
		(Restated)	(Restated)
Foreign Exchange Management	$(5,239)	$(2,851)	$18,125

Interest Rate Management	$—	$—	$(2,266)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12: GUARANTEES

The Company is party to agreements containing guarantee provisions related to profit levels of certain European franchise retail stores over a five-year period ending in November 2005. Under the agreements, the Company must make a payment to the retailer if the aggregate income before taxes in any year for the particular retail stores, as defined in the agreement, is less than approximately $0.5 million. The maximum potential payment under the agreement for each fiscal year through November 2005 is based on the maximum annual fixed costs of the store’s operations and is estimated to be approximately $3 million. Amounts paid to date related to this agreement are immaterial.

In the ordinary course of business, the Company enters into agreements containing indemnification provisions pursuant to which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company’s trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of substantial payment obligations under these agreements to third parties is low and that any such amounts would be immaterial.

NOTE 13: LEASES

The Company is obligated under operating leases for facilities, office space and equipment. At November 30, 2003, obligations under long-term leases are as follows:

Minimum Lease Payments
(Dollars in Thousands)
2004	$69,143
2005	63,678
2006	60,608
2007	54,725
2008	50,806
Remaining years	139,974

Total minimum lease payments	$438,934

The amounts shown for total minimum lease payments on operating leases have not been reduced by estimated future income of $9.0 million from non-cancelable subleases. The amounts shown for total minimum lease payments on operating leases have not been increased by estimated future operating expense and property tax escalations.

In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 78 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for 2003, 2002 and 2001 was $81.6 million, $78.8 million and $77.6 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14: PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company has several non-contributory defined benefit retirement plans covering substantially all employees. It is the Company’s policy to fund its retirement plans based on actuarial recommendations, consistent with applicable laws and income tax regulations, as well as in accordance with the Company’s credit agreements. Plan assets, which may be denominated in foreign currencies and issued by foreign issuers, are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. Benefits payable under the plans are based on either years of service or final average compensation. The Company retains the right to amend, curtail or discontinue any aspect of the plans at any time.

The Company also sponsors other retirement plans, primarily for foreign employees. Expense for these plans in 2003, 2002, and 2001 totaled $2.9 million, $6.7 million, and $6.2 million, respectively.

The long term portion of the liability balances for all pension plans in 2003, 2002 and 2001 totaled $250.8 million, $228.7 million, and $99.2 million, respectively. The current portion of the liability balances for all pension plans in 2003, 2002 and 2001 totaled $4.5 million, $3.5 million and $1.0 million, respectively. These balances are reported as accrued salaries, wages and employee benefits on the accompanying consolidated balance sheet.

The Company maintains two plans that provide postretirement benefits, principally health care, to substantially all U.S. retirees and their qualified dependents. These plans have been established with the intention that they will continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. Under the Company’s current policies, employees become eligible for these benefits when they reach age 55 with 15 years of credited service. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund postretirement benefits as claims and premiums are paid. On August 1, 2003, the Company amended one of its postretirement benefit plans to change the benefits coverage for certain employees and retired participants. These plan changes are effective for eligible employees and retired participants in fiscal year 2004. Some current and all new employees will not be eligible for medical coverage as a result of the plan changes. The plan amendment also limits the amount that the Company will contribute for medical coverage and prescription drug coverage for retirees. The Company performed an independent valuation of the impact of the plan amendment as of August 1, 2003 resulting in a net curtailment gain of $11.9 million.

The Company instituted early retirement programs to employees affected by the Company’s reorganization initiatives. A reduced benefit is payable under the programs based on reduced years of age and service. During 2003 and 2002, these programs resulted in the recognition of a pension termination loss of $3.9 million and $9.6 million, respectively. During the fourth quarter of 2003, these programs resulted in the recognition of a net curtailment gain of approximately $9.1 million associated with the displacement of approximately 350 salaried employees in various U.S. locations. In 2002, we recognized a $12.6 million curtailment gain as a result of the 2002 plant closures. The change in the postretirement benefit plans and the displacement of 350 employees resulted in a total curtailment gain of $21.0 million in 2003. Net curtailment gains and losses are recorded in marketing, general and administrative expenses. (See Note 4 to the Consolidated Financial Statements.) In February 2004, the Company made another amendment to its postretirement benefit plans to change the benefit coverage for all U.S. field employees. (See Note 21 to the Consolidated Financial Statements.)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize activity of the Company’s U.S. and certain foreign defined benefit pension plans in accordance with SFAS 87, “Employers’ Accounting for Pension Plans” and postretirement benefit plans in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.

	Pension Benefits			Postretirement Benefits
	November 30, 2003	November 24, 2002	November 25, 2001	November 30, 2003	November 24, 2002	November 25, 2001
		(Restated)	(Restated)		(Restated)	(Restated)
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$771,590	$661,700	$602,060	$761,923	$561,227	$519,117
Service cost	17,754	14,540	15,249	6,396	5,918	6,040
Interest cost	52,470	48,814	47,443	49,658	40,874	38,576
Plan participants’ contributions	1,214	277	271	4,073	3,152	2,404
Plan amendments	673	(2,682)	—	(106,412)	(2,989)	(21,131)
Actuarial loss	67,090	55,218	35,440	62,667	193,362	53,879
Net curtailment (gain) loss	(108)	9,630	19	86	(12,287)	—
Settlement gain	—	—	(177)	—	—	—
Special termination benefits	—	607	—	15,297	11,868	—
Benefits paid*	(41,291)	(36,119)	(38,604)	(49,859)	(39,202)	(37,658)

Benefit obligation at end of year	869,392	751,985	661,701	743,829	761,923	561,227

Change in plan assets:
Fair value of plan assets at beginning of year	$522,489	$565,657	$639,950	$—	$—	$—
Actual return on plan assets	96,485	(46,808)	(70,334)	—	—	—
Employer contribution	36,126	26,952	34,374	45,786	36,050	35,254
Plan participants’ contributions	1,214	274	271	4,073	3,152	2,404
Benefits paid*	(41,291)	(36,116)	(38,604)	(49,859)	(39,202)	(37,658)

Fair value of plan assets at end of year	615,023	509,959	565,657	—	—	—

Funded status	(254,369)	(242,026)	(96,044)	(743,829)	(761,923)	(561,227)
Unrecognized actuarial loss	177,511	174,853	22,198	256,119	203,733	22,658
Unrecognized transition (asset) obligation	3,457	—	—	—	—	—
Unrecognized prior service cost.	1,604	4,632	11,220	(108,714)	(31,659)	(44,746)

Net amount recognized on balance sheet	$(71,797)	$(62,541)	$(62,626)	$(596,424)	$(589,849)	$(583,315)

*	Pension benefits are primarily paid by a trust. The Company pays postretirement benefits.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Liability
	2003	2002	2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Qualified plans
Current portion	$78	$—	$—
Long-term portion	100,418	89,584	72,962

	100,496	89,584	72,962
Non-qualified plans	154,781	142,676	27,268

Total pension liability	$255,277	$232,260	$100,230

Weighted-average assumptions:
Discount rate	6.3%	7.0%	7.5%
Expected return on plan assets	8.3%	9.0%	9.0%
Rate of compensation increase	4.0%	5.0%	6.0%

The weighted average discount rates used for the postretirement benefit plans were 6.3%, 7.0% and 7.5% in 2003, 2002 and 2001, respectively.

For the years ended November 30, 2003 and November 24, 2002, global capital market developments resulted in negative returns on the Company’s retirement benefit plan assets and a decline in the discount rates used to estimate the liability. As a result, in 2003 and 2002 the Company had an additional minimum pension liability of $145.1 million and $137.0 million and an intangible asset of $6.2 million and $6.6 million, respectively, for plans where the accumulated benefit obligation exceeded the fair market value of the respective plan assets. The additional minimum pension liability and intangible asset was charged to the Company’s accumulated other comprehensive loss and was $89.0 million and $84.4 million after tax, for 2003 and 2002, respectively.

	Pension Benefits
	2003	2002	2001
	(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$17,754	$14,540	$15,249
Interest cost	52,470	48,814	47,443
Expected return on plan assets	(46,307)	(49,342)	(52,255)
Amortization of prior service cost	916	2,093	2,505
Amortization of transition asset	585	—	—
Recognized actuarial (gain) loss	8,815	(645)	(1,895)
Unrecognized prior service cost	186	1,623	—
Termination benefits	3,900	607	—
Net curtailment loss	—	9,630	19
Settlement gain	—	—	(177)

Net periodic benefit cost	$38,319	$27,320	$10,889

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Postretirement Benefits
	2003	2002	2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$6,396	$5,918	$6,040
Interest cost	49,658	40,874	38,576
Amortization of prior service cost	(8,250)	(3,522)	(4,125)
Recognized actuarial (gain) loss	10,281	—	—
Termination benefits	15,297	11,868	—
Net curtailment gain	(21,021)	(12,554)	—

Net periodic benefit cost	$52,361	$42,584	$40,491

Pension benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	Pension Benefits
	2003	2002	2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Aggregate fair value of plan assets	$615,023	$509,959	$375,273

Aggregate projected benefit obligation	$869,392	$751,985	$472,556

Pension benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	Pension Benefits
	2003	2002	2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Aggregate fair value of plan assets	$578,273	$495,785	$—

Aggregate accumulated benefit obligation.	$777,721	$685,826	$52,777

For postretirement benefits measurement purposes, a 14.0% and 7.0% annual rate of increase in the per capita cost of covered health care and Medicare Part B benefits, respectively, were assumed for 2003-2004, declining gradually to 5.0% by the year 2011-2012 and remaining at those rates thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits:

	U.S. 1-Percentage-Point Increase	U.S. 1-Percentage-Point (Decrease)
	(Dollars in Thousands)
Effect on total of service and interest cost components	$6,436	$(5,727)
Effect on the postretirement benefit obligation	70,203	(63,539)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15: EMPLOYEE INVESTMENT PLANS

The Company maintains three employee investment plans. The Employee Investment Plan of Levi Strauss & Co. (“EIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans, respectively, that cover eligible compensated Home Office employees and U.S. field employees. The Capital Accumulation Plan of Levi Strauss & Co. (“CAP”) is a non-qualified, self-directed investment program for highly compensated employees (as defined by the Internal Revenue Code).

Total amounts charged to expense for these plans in 2003, 2002, and 2001 were $0.9 million, $13.3 million, and $10.9 million, respectively.

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

The EIP plan allows eligible employees to contribute and direct up to 15% of their annual compensation to various investments among a series of mutual funds. The Company may match contributions made by employees to all funds maintained under the qualified plans up to the first 10% of eligible compensation.

The Company may match eligible employee contributions on a graded scale from 0% to 75% for EIP. The level of the matching contribution is determined at year end based upon business performance. The Company matched eligible employee contributions in EIP at 0%, 75% and 50% for fiscal years ended November 30, 2003, November 24, 2002 and November 25, 2001, respectively.

In September 2003, the Company announced changes to the EIP that are effective December 2003. The changes provide that the Company will match a fixed 20% of eligible employee contributions. The level of additional matching contributions from 21% to 75% will be determined at year end based upon business performance. In addition, the one-year eligibility waiting period for matching contributions was eliminated.

The ELTIS plan allows eligible employees to contribute up to 15% of their annual compensation to the Plan. The Company may match 50% of the contributions made by employees to all funds maintained under the qualified plan up to the first 10% of eligible compensation. The Company matched eligible employee contributions in ELTIS at 50%, 50% and 50% for fiscal years ended November 30, 2003, November 24, 2002 and November 25, 2001, respectively.

CAP

The CAP allows eligible employees to contribute on an after-tax basis up to 10% of their eligible compensation to an individual retail brokerage account. The Company may match these contributions made by employees in cash to each employee’s account. Employees are always 100% vested in the Company match. All investment decisions, related commissions and charges, investment results and tax reporting requirements are the responsibility of the employee, not the Company. Certain employees are eligible to participate in the CAP plan after reaching specific contribution thresholds in the EIP plan and salary thresholds.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may match eligible employee contributions on a graded scale from 0% to 115% for CAP. The level of the matching contribution is determined at year end based upon business performance. The Company matched eligible employee contributions at 0%, 115% and 75% for fiscal years ended November 30, 2003, November 24, 2002 and November 25, 2003, respectively.

In September 2003, the Company announced changes to the CAP that were effective December 2003. The changes provide that the Company will match a fixed 30% of eligible employee contributions. The level of additional matching contributions from 31% to 115% will be determined at year end based upon business performance.

NOTE 16: EMPLOYEE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) is intended to reward individual contributions to the Company’s objectives during the year. The amount of the cash bonus earned depends on business unit and corporate financial results as measured against pre-established targets and also depends upon the performance and salary grade level of the individual. Provisions for the AIP are recorded in accrued salaries, wages and employee benefits. Total amounts charged to expense for 2003, 2002 and 2001 were $9.1 million, $44.4 million and $22.1 million, respectively.

Long-Term Incentive Plans

Leadership Shares Plan

The Leadership Shares Plan (“LS”) was introduced in early 1999 and replaced the Long-Term Incentive Plan (“LTIP”). The LS placed greater emphasis on an individual’s ability to contribute to and affect the Company’s long-term strategic objectives. It was a performance unit plan pursuant to which units or “shares” may be granted at an initial value of $0 each. These “shares” were not stock and did not represent equity interests in the Company.

The unit value was determined by an internal measure in the form of Leadership Value Added (“LVA”). LVA measured earnings less taxes and capital charges. The Company established a competitive five-year LVA target for each grant based on expected shareholder value growth at comparable companies. The actual unit value was determined based on cumulative performance against this measure. Performance at the target level would yield a unit value of $25. If performance did not meet the minimum threshold, then the units would have no value. Performance above target would yield correspondingly larger unit values, with no limit on maximum value.

Long-Term Incentive Plan

The LTIP was a long-term incentive plan that ended for all employees during 1999. These incentives were awarded as performance units with each grant’s unit value measured based on the Company’s three-year cumulative earnings performance and return on investment against pre-established targets. Awards were based on an individual’s grade level, salary and performance and were paid in one-third annual increments beginning in the year following the three-year performance cycle of the grant. Final payments under the LTIP were made in 2002. Although there are outstanding grants, they have no value based on weak performance against the pre-set targets. Accordingly, no further payments will be made under the LTIP.

Provisions for the current portion of the long-term incentive plans are recorded in accrued salaries, wages and employee benefits. Provisions for the long-term portion of the long-term incentive plans are recorded in

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-term employee related liabilities. The Company recorded a net reversal of $138.8 million for the LS in 2003 resulting in a liability of $0. The reversal reflected the Company’s performance in 2003, its current plan for 2004 and the impact of a change in income tax expense and other items on computations under the Company’s incentive compensation plans. Total net amounts charged to expense for LTIP and the LS plans in 2002 and 2001 were $70.3 million and $47.8 million, respectively. (See Note 21 to the Consolidated Financial Statements for additional information relating to the Company’s long-term incentive compensation plans.)

Other Compensation Plans

Cash Performance Sharing Plan

The Company through its Cash Performance Sharing Plans awards a cash payment to production employees worldwide based on a percentage of annual salary and certain earnings and revenue criteria. The largest individual plan is the U.S. Field Profit Sharing Plan that covers approximately 2,000 U.S. employees. The total amounts charged to expense for the U.S. Field Profit Sharing Plan plan in 2003, 2002 and 2001 were $0.0 million, $3.2 million and $1.8 million, respectively.

Special Deferral Plan

The Special Deferral Plan (“SDP”) was adopted during 1996 and was designed to replace the Company’s Stock Appreciation Rights Plan (“SARs”). Existing SARs were transferred in to the SDP at a value of $265 per share. Grants were made under the SDP in 1992 and 1994, both of which are fully vested. The SDP based the appreciation/depreciation of units on certain tracked mutual funds or the prime rate, at the election of the employee. There will be no more grants under SDP. During 2003, the Company did not make any cash disbursement for SDP grants. During 2002 and 2001, cash disbursements for SDP grants were $2.6 million and $1.2 million, respectively. The Company did not incur any expense for the SDP in 2003 or 2002. The amounts charged (net of forfeitures) to expense for the SDP in 2001 were $0.4 million. The final payments under the SDP were made in 2002.

NOTE 17: LONG-TERM EMPLOYEE RELATED BENEFITS

Balances for long-term employee related benefits are as follows:

	November 30, 2003	November 24, 2002	November 25, 2001
		(Restated)	(Restated)
	(Dollars in Thousands)
Workers’ compensation	$72,104	$59,512	$41,685
Long-term performance programs	—	137,000	132,000
Deferred compensation	121,084	102,166	111,820

Total	$193,188	$298,678	$285,505

Included in the liability for workers’ compensation are accrued expenses related to the Company’s program that provides for early identification and treatment of employee injuries. Provisions for workers’ compensation of $23.2 million, $24.3 million and $21.0 million were recorded during 2003, 2002 and 2001 respectively. In addition, the Company recorded one-time provisions of $17.9 million associated with the 2002 plant closures in 2002 and $7.6 million associated with plant closures announced in 2003. The current portions of workers’ compensation liabilities for 2003, 2002 and 2001, respectively, were approximately $16.1 million, $26.8 million and $33.0 million and are included in accrued salaries, wages and employee benefits.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current portions of long-term performance programs for 2003, 2002 and 2001, respectively, were $0.0 million, $65.0 million and $0.0 million. Long-term performance programs include accrued liabilities for LS and LTIP (see Note 16 to the Consolidated Financial Statements). Deferred compensation represents non-qualified plans under which certain employees may defer income.

On January 1, 2003, the Company adopted a new non-qualified deferred compensation plan (“Plan”) for executives and outside directors relating to compensation payable after that date. As of November 30, 2003, Plan liabilities totaled $27.8 million, approximately $4.0 million of which is associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”) established on January 1, 2003. The Plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. Plan amounts include prior award payments under the Company’s Leadership Shares Plan.

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. In the event that the fair market value of the Rabbi Trust assets as of any valuation date before a change of control is less than 90% of the Rabbi Trust funding requirements on such date, the Company must make an additional contribution to the Rabbi Trust in an amount sufficient to bring the fair market value of the assets in the Rabbi Trust up to 90% of the trust funding requirement. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust and the Company’s liability to the Plan participants are reflected in “Other long-term assets” and “Long-term employee related benefits,” respectively, on the Company’s consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of the securities have initially been recorded in “Other (income) expense, net.” Expenses accrued under the plan are included in “Marketing, general and administrative expenses.”

The Company also maintains a prior non-qualified deferred compensation plan relating to compensation expense payable before January 1, 2003. The Rabbi Trust is not a feature of that plan. As of November 30, 2003, plan liabilities totaled $111.0 million, of which $17.8 million was classified as short-term.

NOTE 18: COMMON STOCK

The Company has a capital structure consisting of 270,000,000 authorized shares of common stock, par value $.01 per share, of which 37,278,238 shares are issued and outstanding.

NOTE 19: RELATED PARTIES

Compensation of Directors

Directors of the Company who are also stockholders or employees do not receive compensation for their services as directors. Directors who are not stockholders or employees (Angela Glover Blackwell, James C. Gaither, Peter A. Georgescu, Patricia Salas Pineda, T. Gary Rogers, G. Craig Sullivan and Patricia A. House) receive annual compensation in a target amount of approximately $90,000. This amount includes an annual retainer fee of $36,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 Leadership Shares, with a target value of $45,000 per year (see Note 16 to the Consolidated Financial Statements). The actual amount for each of these compensation components varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors in each of their first five

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years of service, receive a cash amount equivalent to the target value of long-term variable pay, or $45,000. This annual amount is reduced by approximately 1/3 each year at the start of actual payments, if any, from the Leadership Shares Plan. In February 2004, the Company established a new long-term incentive plan for its management team including our directors who are not employees or stockholders. (See Note 21 to the Consolidated Financial Statements.) Directors who are not employees or stockholders also are covered under travel accident insurance while on Company business and are eligible to participate in a deferred compensation plan.

Messrs. Gaither, Georgescu, Rogers and Sullivan, and Ms. Blackwell and Ms. Pineda each received 1,800 Leadership Shares in 2003, 2002 and 2001. In 2003, Messrs. Gaither, Georgescu, Rogers and Sullivan, and Ms. Blackwell and Ms. Pineda each received 1,800 Leadership Shares and compensation of $41,400 under the Leadership Shares Plan in 2003. In 2003 Ms. House, a director since July of 2003, received a prorated retainer of $18,000 and meeting fees for all meetings attended. She did not receive a 2003 Leadership Shares grant. In 2002, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received compensation of $1,462 under the Long-Term Incentive Plan (“LTIP”). In 2001, Ms. Blackwell, Mr. Gaither and Ms. Pineda each received compensation of $9,727, under LTIP. The Company’s directors may elect to defer their compensation under the Deferred Compensation Plan.

Other Transactions

Robert E. Friedman, a director of the Company, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit economic development research, technical assistance and demonstration organization which works with public and private policymakers in governments, international organizations, corporations, private foundations, labor unions and community groups to design and implement economic development strategies. In 2003, the Company donated $50,000 to the Corporation for Enterprise Development. During 2002 and 2001, the Levi Strauss Foundation donated $65,000 and $50,000, respectively.

James C. Gaither, a director of the Company, is a senior counsel to the law firm Cooley Godward LLP. The firm provided legal services to the Company and to the Human Resources Committee of the Company’s Board of Directors in 2003, 2002 and 2001 and received in fees approximately $9,500, $18,000 and $91,000, respectively. The Company incurred an additional $241,000 of legal fees during fiscal year 2003 that were paid to the firm in the first quarter of fiscal year 2004.

Peter A. Georgescu, a director of the Company, is Chairman Emeritus of Young & Rubicam, Inc., WPP Group plc, a global advertising agency. The agency provided advertising services to the Company in 2003, 2002, and 2001 and received in fees approximately $18,800, $15,200 and $17,400 respectively.

NOTE 20: BUSINESS SEGMENT INFORMATION

The Company manages its business based on geographic regions consisting of the Americas, which includes the U.S., Canada and Latin America; Europe, which includes Europe, the Middle East and Africa; and Asia Pacific. All Other primarily consists of corporate functions and intercompany eliminations. Under Geographic Information for all periods presented, no single country other than the U.S. had net sales exceeding 10% of consolidated net sales.

The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under its Levi’s® , Dockers® and Levi Strauss Signature™ brands. The Company’s Levi’s® and Dockers® products are distributed primarily through chain retailers and department stores in the United States and primarily through department stores and specialty retailers abroad. The Company also distributes products through approximately 950 independently-owned franchised stores

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outside the United States and through a small number of company-owned stores. The Company entered into the mass channel in the Americas and Asia Pacific in 2003 and in Europe in early 2004 with its new Levi Strauss Signature™ brand.

The presentation below presents operating income (loss) rather than earnings contribution as shown in prior period presentations. Management has determined that this presentation more accurately reflects current management internal analyses and decision-making and provides a more useful comparison to the Consolidated Statements of Operations. Operating income (loss) differs from earnings contribution primarily due to the inclusion in operating income (loss) of licensing income and restructuring charges, net of reversals. The Company now evaluates performance and allocates resources based on regional operating income (loss). The business segment identification itself is the same as for prior periods; it did not change as a result of this change in presentation. Business segment information for the Company is as follows:

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
2003
Net sales to external customers	$2,606,334	$1,053,563	$430,833	$—	$4,090,730
Intercompany sales	26,506	1,200	(9,211)	—	18,495
Depreciation and amortization expense	40,829	19,284	4,063	—	64,176
Restructuring charges, net of reversals	60,146	28,863	—	—	89,009
Operating income	91,289	83,978	85,919	49,478	310,664
Interest expense	—	—	—	—	254,265
Other (income) expenses, net	—	—	—	—	87,691
Income (loss) before income taxes	—	—	—	—	(31,292)
Total regional assets	1,823,784	1,096,420	488,825	—	3,409,029
Elimination of intercompany assets	—	—	—	—	425,267
Total assets	—	—	—	—	2,983,762
Expenditures for long-lived assets	59,108	6,696	2,804	—	68,608

	United States	Foreign Countries	Consolidated
Geographic Information:
Net sales	$2,418,768	$1,671,962	$4,090,730
Deferred tax assets (liabilities)	572,506	49,341	621,847
Long-lived assets	1,003,354	407,024	1,410,378

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
2002 (Restated)
Net sales to external customers	$2,692,870	$1,093,539	$359,457	$—	$4,145,866
Intercompany sales	21,557	(9,793)	(8,106)	—	3,658
Depreciation and amortization expense	49,752	16,532	4,070	—	70,354
Restructuring charges, net of reversals	95,813	19,939	(297)	—	115,455
Operating income	201,049	173,228	65,574	(187,306)	252,545
Interest expense	—	—	—	—	186,493
Other (income) expenses, net	—	—	—	—	39,465
Income before income taxes	—	—	—	—	26,587
Total regional assets	2,426,708	1,005,095	396,717	—	3,828,520
Elimination of intercompany assets	—	—	—	—	795,600
Total assets	—	—	—	—	3,032,920
Expenditures for long-lived assets	46,125	10,028	2,935	—	59,088

	United States	Foreign Countries	Consolidated
Geographic Information:
Net sales	$2,505,422	$1,640,444	$4,145,866
Deferred tax assets (liabilities)	750,866	46,011	796,877
Long-lived assets	1,045,460	353,331	1,398,791

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
2001 (Restated)
Net sales from external customers	$2,857,545	$1,073,865	$344,615	$—	$4,276,025
Intercompany sales	19,299	(7,520)	(8,372)	—	3,407
Depreciation and amortization expense	57,687	18,572	4,360	—	80,619
Restructuring charges, net of reversals	(5,947)	(937)	2,031	—	(4,853)
Operating income	343,005	194,405	47,426	(144,062)	440,776
Interest expense	—	—	—	—	219,956
Other (income) expenses, net	—	—	—	—	(1,828)
Income before income taxes	—	—	—	—	222,648
Total regional assets	1,899,553	909,564	381,934	—	3,191,051
Elimination of intercompany assets	—	—	—	—	202,014
Total assets	—	—	—	—	2,989,037
Expenditures for long-lived assets	13,708	6,372	2,461	—	22,541

	United States	Foreign Countries	Consolidated
Geographic Information: (Restated)
Net sales	$2,658,204	$1,617,821	$4,276,025
Deferred tax assets	650,095	28,924	679,019
Long-lived assets	1,122,134	350,061	1,472,195

For 2003, 2002 and 2001, the Company had one customer, J. C. Penney Company, Inc., that represented approximately 11%, 12% and 13%, respectively, of net sales. No other customer accounted for more than 10% of net sales.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21: SUBSEQUENT EVENTS

Enterprise Resource Planning System Developments

In December 2003, the Company decided to suspend indefinitely installation of an enterprise resource planning system. The Company made this decision in order to reduce costs and prioritize work and resource use. The Company expects to make adjustments in its organization, hardware, software licenses and other contractual arrangements reflecting the indefinite suspension of the program. As of November 30, 2003, capitalized costs related to the project were approximately $37 million.

As a result of these actions, the Company expects to record, in the first quarter of 2004, asset write-downs of $35 million to $45 million primarily for capitalized hardware and software costs recorded as construction in progress, which is a component of property, plant and equipment.

Postretirement Benefits Plan Developments

In February 2004, the Company amended its postretirement benefit plans for all U.S. field employees to change the benefit coverage. As a result, the Company expects to record a curtailment gain of approximately $5.0 million in the first quarter of 2004. Some current and all new hourly employees will not be eligible for retiree medical as a result of these changes. These plan changes also limit the amount the Company will contribute for medical coverage and prescription drug coverage for hourly retirees. An independent valuation of the impact of the plan amendment will be completed in March 2004.

Long-Term Incentive Compensation Plan Developments

As a result of financial performance and results in 2003, the Company has not made any payments under the Leadership Shares Plan in 2004 in respect of the 2003 plan year. The Company does not expect to make any future payments in respect of any outstanding awards under the plan, although some level of payment is possible if future financial performance substantially exceeds current expectations. In this regard, the eight members of the Company’s board of directors who hold awards granted in 2000 (which includes Philip A. Marineau and Robert D. Haas) have agreed that, in their case, any amounts that may become payable in respect of the 2000 grant will not be paid in full in February 2004 as provided under the plan but will instead vest and be paid in equal installments at the end of fiscal 2004, 2005 and 2006 and will be payable only if the Company is in compliance with the financial covenants in its credit agreements. The Company also determined that it will not make any additional awards under the Leadership Shares Plan in 2004 or thereafter.

In February 2004, the Company established a new long-term incentive plan for its management team. The Company has set a target amount for each participant based on job level. The plan includes both performance and retention elements. The Company’s executive officers and most of its directors are eligible to participate in the new plan. For more information about the new plan, see, “Item 11: Executive Compensation — Long-Term Incentive Plans — New Long-Term Incentive Compensation Plan”.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of operations for the third and fourth quarters of 2003, which have not been restated.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	For the Year Ended November 30, 2003
	Third Quarter	Fourth Quarter
Net sales	$1,083,748	$1,197,927
Cost of goods sold	686,487	774,328

Gross profit	397,261	423,599
Marketing, general and administrative expenses	214,345	349,967
Other operating (income)	(10,280)	(12,588)
Restructuring charges, net of reversals	2,610	94,785

Operating income (loss)	190,586	(8,565)
Interest expense	62,524	68,716
Other (income) expense, net	(3,125)	36,017

Income (loss) before taxes	131,187	(113,298)
Income tax expense	135,500	131,825

Net loss	$(4,313)	$(245,123)

Set forth below are the consolidated statement of operations for the first and second quarters of 2003, the four fiscal quarters of 2002 and the four fiscal quarters of 2001, in each case as originally reported and as restated. For information concerning the restatement adjustments for 2001 and 2002, see Note 2: Restatements of 2001 and 2002 Financial Statements.

	As Reported For the Year Ended November 30, 2003		As Restated For the Year Ended November 30, 2003
	First Quarter	Second Quarter	First Quarter	Second Quarter
Net sales	$875,088	$930,030	$877,034	$932,021
Cost of goods sold	515,641	545,480	516,882	538,825

Gross profit	359,447	384,550	360,152	393,196
Marketing, general and administrative expenses	323,533	343,399	304,770	345,390
Other operating (income)	(7,316)	(9,752)	(7,316)	(9,752)
Restructuring charges, net of reversals	(4,210)	(5,509)	(3,050)	(5,336)

Operating income	47,440	56,412	65,748	62,894
Interest expense	59,679	63,346	59,679	63,346
Other expense, net	27,909	14,994	34,615	20,183

Loss before taxes	(40,148)	(21,928)	(28,546)	(20,635)
Income tax expense (benefit)	(15,658)	(8,552)	29,500	21,200

Net loss	$(24,490)	$(13,376)	$(58,046)	$(41,835)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As Reported Year Ended November 24, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$935,285	$923,518	$1,017,744	$1,260,043
Cost of goods sold	536,701	553,974	603,249	757,861

Gross profit	398,584	369,544	414,495	502,182
Marketing, general and administrative expenses	298,935	318,804	340,390	374,669
Other operating (income)	(6,113)	(8,511)	(6,015)	(13,811)
Restructuring charges, net of reversals	—	141,078	(16,565)	82

Operating income (loss)	105,762	(81,827)	96,685	141,242
Interest expense	48,023	42,510	48,476	47,484
Other (income) expense, net	(9,677)	9,499	20,791	4,798

Income (loss) before taxes	67,416	(133,836)	27,418	88,960
Income tax expense (benefit)	24,944	(58,154)	13,709	44,480

Net income (loss)	$42,472	$(75,682)	$13,709	$44,480

	As Restated Year Ended November 24, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$937,285	$925,518	$1,019,744	$1,263,319
Cost of goods sold	542,000	555,057	600,666	758,468

Gross profit	395,285	370,461	419,078	504,851
Marketing, general and administrative expenses	307,739	321,704	342,574	384,108
Other operating (income)	(6,113)	(8,511)	(6,016)	(13,810)
Restructuring charges, net of reversals	563	130,658	(15,848)	82

Operating income (loss)	93,096	(73,390)	98,368	134,471
Interest expense	48,023	42,510	48,476	47,484
Other (income) expense, net	(9,622)	11,344	26,816	10,927

Income (loss) before taxes	54,695	(127,244)	23,076	76,060
Income tax expense (benefit)	39,500	(92,000)	16,699	55,049

Net income (loss)	$15,195	$(35,244)	$6,377	$21,011

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As Reported Year Ended November 25, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$996,382	$1,043,937	$983,508	$1,234,847
Cost of goods sold	556,449	591,442	584,279	729,028

Gross profit	439,933	452,495	399,229	505,819
Marketing, general and administrative expenses	326,095	336,128	314,482	379,180
Other operating (income)	(7,174)	(7,365)	(8,377)	(10,504)
Restructuring charges, net of reversals	—	—	—	(4,286)

Operating income	121,012	123,732	93,124	141,429
Interest expense	69,205	53,898	55,429	52,240
Other (income) expense, net	4,868	899	13,850	(10,781)

Income before taxes	46,939	68,935	23,845	99,970
Income tax expense	17,367	25,507	8,822	36,989

Net income	$29,572	$43,428	$15,023	$62,981

	As Restated Year Ended November 25, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,002,575	$1,048,315	$987,104	$1,238,031
Cost of goods sold	565,990	593,992	595,464	736,829

Gross profit	436,585	454,323	391,640	501,202
Marketing, general and administrative expenses	330,525	348,930	322,194	379,598
Other operating (income)	(7,174)	(7,365)	(8,377)	(10,504)
Restructuring charges, net of reversals	(6,688)	(1,688)	(10,695)	14,218

Operating income	119,922	114,446	88,518	117,890
Interest expense	58,389	53,898	55,429	52,240
Other (income) expense, net	10,794	(2,963)	6,925	(16,584)

Income before taxes	50,739	63,511	26,164	82,234
Income tax expense	29,400	36,800	14,800	47,986

Net income	$21,339	$26,711	$11,364	$34,248

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of the filing date, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

We conducted the evaluation of our disclosure controls and procedures taking into account the matters in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Restatements of Financial Statements” and “—Factors that May Affect Future Results.” and “Item 3: Legal Proceedings.” Those matters included a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) identified in a letter we received in December 2003 from our independent auditors, as well as the measures we are taking in response to this letter.

The letter included the following:

•	Our auditors stated that, in the course of reviewing our third-quarter financial statements for fiscal 2003, they noted certain amounts had been adjusted to the quarter’s effective tax rate due to errors relating to our tax returns for the years 1998 and 1999. The letter stated that although our tax department noted the double deduction errors, we incorrectly recorded the effect of such errors as an adjustment to fiscal 2003 third-quarter’s tax rate, thereby treating the correction as a change in estimate rather than a correction of an error to our financial statements for 2001.

•	Our auditors noted that our procedures for evaluating and assessing the accounting impact depend on the various individuals in the process to critically analyze transactions affecting the accounting records for their accounting propriety. In this situation, the auditors said that members of both the tax department and the global controller’s group were aware of the nature of the tax reporting errors, but did not identify the proper accounting treatment. The auditors stated that they consider these oversights to be failures in our controls for preventing or detecting misstatements of accounting information. In relation to this matter, the auditors stated that a material error would have gone undetected in the fiscal year ended November 30, 2003 financial statements.

•	The auditors recommend in the letter that our global controller’s group, the corporate controller and the chief financial officer increase their involvement in the review and disclosure of tax items as they relate to the application of generally accepted accounting principles (GAAP). They also recommended that we appoint individuals in the tax department and controller’s group with sufficient expertise in tax GAAP issues. The auditors noted their understanding that we are currently considering numerous alternatives in both departments that will address those recommendations.

•	The auditors also noted that the conditions are considered in determining the nature, timing, and extent of the audit tests they plan to apply in their audit of the 2003 financial statements, and that their letter does not affect their report dated February 5, 2003 on the November 24, 2002 financial statements.

In response to the errors and the letter from our independent auditor, we have taken actions and are commencing initiatives to address these issues, including:

•	we appointed a chief financial officer with substantial accounting and public company finance experience who has experience working with companies in need of improved accounting processes;

•	we are recruiting individuals with expertise in financial reporting including tax GAAP issues; and

•	our corporate controller’s group and our tax department are focused on communicating more effectively with an increased concentration on the financial reporting aspects of tax items.

These changes have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Based on the controls evaluation, as of the filing date, we have concluded that our disclosure controls and procedures are designed to ensure that material information relating to the company and our consolidated subsidiaries is made known to management to allow timely decisions regarding required disclosure. As noted above, subsequent to the filing date, we continue to evaluate our control environment and we are continuing to consider additional steps to strengthen these controls.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is information concerning our directors and executive officers as of November 30, 2003.

Name	Age	Office and Position
Peter E. Haas, Sr.	84	Director, Chairman of the Executive Committee
Robert D. Haas	61	Director, Chairman of the Board of Directors
Philip A. Marineau	57	Director, President and Chief Executive Officer
Angela Glover Blackwell	58	Director
Robert E. Friedman	54	Director
James C. Gaither	66	Director
Peter A. Georgescu	64	Director
Peter E. Haas, Jr.	56	Director
Walter J. Haas	54	Director
F. Warren Hellman	69	Director
Patricia A. House(1)	49	Director
Patricia Salas Pineda	51	Director
T. Gary Rogers	61	Director
G. Craig Sullivan	63	Director
R. John Anderson(2)	52	Senior Vice President and President, Levi Strauss Asia Pacific
David G. Bergen	48	Senior Vice President and Chief Information Officer
William B. Chiasson(3)	51	Senior Vice President and Chief Financial Officer
Paul Harrington(4)	42	Senior Vice President, Worldwide Supply Chain
Albert F. Moreno	59	Senior Vice President, General Counsel and Assistant Secretary
Fred D. Paulenich	39	Senior Vice President, Worldwide Human Resources
Lawrence W. Ruff	47	Senior Vice President, Strategy and Commercial Development

(1)	Ms. House was elected to our board of directors on July 2, 2003.
(2)	Mr. Anderson also served as interim president of our European business from September 1, 2003 to February 23, 2004. As of March 1, 2004, he will also serve as interim leader of our Worldwide Supply Chain organization.
(3)	Mr. Chiasson resigned from his position as Senior Vice President and Chief Financial Officer effective December 5, 2003.
(4)	Mr. Harrington left employment with us effective February 29, 2004. He will be replaced on an interim basis by Mr. Anderson.

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

Philip A. Marineau, a director since 1999, is our President and Chief Executive Officer. Prior to joining us, Mr. Marineau was the President and Chief Executive Officer of Pepsi-Cola North America from 1997 to 1999. From 1996 to 1997, Mr. Marineau was President and Chief Operating Officer of Dean Foods Company. From 1972 to 1996, Mr. Marineau held a series of positions at Quaker Oats Company including President and Chief Operating Officer from 1993 to 1996. Mr. Marineau is currently a director of Meredith Corporation and There, Inc.

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

James C. Gaither, a director since 1988, is Managing Director of Sutter Hill Ventures, a venture capital investment firm and senior counsel to the law firm of Cooley Godward LLP in San Francisco, California. Prior to joining Cooley Godward in 1969, he served as law clerk to the Honorable Earl Warren, Chief Justice of the United States, special assistant to the Assistant Attorney General in the U.S. Department of Justice and staff assistant to the President of the United States, Lyndon B. Johnson. Mr. Gaither is currently a director of Nvidia Corporation, Siebel Systems, Inc., Kineto, Inc. and Satmetrix, Inc.

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

Peter E. Haas, Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, San Francisco Foundation, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980.

Walter J. Haas, a director since 1995, served as Chairman and Chief Executive Officer of the Oakland A’s Baseball Company from 1993 to 1995, President and Chief Executive Officer from 1991 to 1993 and in other management positions with the club from 1980 to 1991.

F. Warren Hellman, a director since 1985, has served as chairman and general partner of Hellman & Friedman LLC, a private investment firm, since its inception in 1984. Previously, he was a general partner of Hellman Ferri (now Matrix Partners) and managing director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of DN&E Walter & Co., Sugar Bowl Corporation and Osterweis Capital Management, Inc. Mr. Hellman also served as a director of NASDAQ Stock Market, Inc. through February 2004.

Patricia A. House, a director since July 2003, is Vice Chairman of Siebel Systems, Inc. She has been with Siebel Systems, Inc. since its inception in July 1993 and has served as its Vice Chairman, Co-Founder and Vice President, Strategic Planning since January 2001. From February 1996 to January 2001, she served as its Co-Founder and Executive Vice President and from July 1993 to February 1996 as Co-Founder and Senior Vice President, Marketing. Ms. House is currently a director of Siebel Systems, Inc.

Patricia Salas Pineda, a director since 1991, is currently Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. She has held this position since 1996. Prior to assuming that position, she served as General Counsel from 1990 to 1996. Ms. Pineda is currently a trustee of the RAND Corporation and Mills College and a director of the James Irvine Foundation.

T. Gary Rogers, a director since 1998, is Chairman of the Board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream products. He has held this position since 1977. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and Gardonjim Farms.

G. Craig Sullivan, a director since 1998, is the former Chairman of the Board and Chief Executive Officer of The Clorox Company, a major consumer products firm. He served as Chief Executive Officer of The Clorox Company from 1992 until June 2003. He remained Chairman of the board of The Clorox Company until his retirement in December 2003. Prior to his election as Chairman and Chief Executive Officer of The Clorox Company, Mr. Sullivan was group vice president with overall responsibility for manufacturing and marketing, the company’s laundry and cleaning products in the United States, the international business, the manufacturing and marketing of products for the food service industry and the corporate purchasing and distribution functions. Mr. Sullivan currently serves on the board of directors of Mattel, Inc.

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

David G. Bergen, our Senior Vice President and Chief Information Officer, joined us in 2000. He was most recently Senior Vice President and Chief Information Officer of CarStation.com. From 1998 to 2000, Mr. Bergen was Senior Vice President and Chief Information Officer of LVMH, Inc. Prior to joining LVMH, Inc., Mr. Bergen held a series of management positions at Gap Inc., including Vice President of Application Development.

William B. Chiasson, was our Senior Vice President and Chief Financial Officer from 1998 to December 5, 2003. From 1988 to 1998, Mr. Chiasson held various positions with Kraft Foods Inc., a subsidiary of Philip Morris Companies Inc., including Senior Vice President of Finance and Information Systems. Prior to joining Kraft Foods, he was Vice President and Controller for Baxter Healthcare Corporation, Hospital Group.

Paul Harrington was our Senior Vice President, Worldwide Supply Chain, from January 2003 to February 29, 2004. From 1995 to 2002, Mr. Harrington held various positions with Reebok International Ltd., including, most recently, Senior Vice President, Supply Chain. Prior to joining Reebok International Ltd., he was employed by Ford Motor Company in various managerial capacities.

Albert F. Moreno, our Senior Vice President and General Counsel since 1996, joined us in 1978. He held the position of Chief Counsel for Levi Strauss North America from 1994 to 1996 and Deputy General Counsel from 1985 to 1994. He is a member of the board of directors of Xcel Energy, Inc.

Fred Paulenich, our Senior Vice President of Worldwide Human Resources, joined us in 2000. Prior to joining us, Mr. Paulenich was Vice President and Chief Personnel Officer of Pepsi-Cola North America from 1999 to 2000. At Pepsi-Cola, he held a series of management positions including Vice President of Headquarters Human Resources from 1996 to 1998 and Vice President of Personnel from 1995 to 1996.

Lawrence W. Ruff, our Senior Vice President, Strategy and Commercial Development since September 2003, joined us in 1987. From 1987 to 1996, he held a variety of marketing positions in the U.S. and Europe. He served as Vice President, Marketing and Development for Levi Strauss Europe, Middle East and Africa from 1996 to 1999 when he became Vice President, Global Marketing. In late 1999, he became Senior Vice President of Worldwide Marketing Services.

Changes in Executive Officers

President of European Business. On September 1, 2003, Joseph Middleton resigned from his position as Senior Vice President and President, Levi Strauss Europe, Middle East and Africa. The terms of his separation agreement are described under “Item 11: Executive Compensation — Separation Agreements.” Following Mr. Middleton’s departure, R. John Anderson, Senior Vice President and President of our Asia Pacific Division, served as interim president of the European business. On January 27, 2004, we announced that we hired Paul Mason as our new Senior Vice President, Levi Strauss, Europe. Mr. Mason was chief executive officer of Matalan PLC, a discount clothing business and leading U.K. jeans retailer from 2002 to 2003. Prior to that time, he held senior positions with ASDA Group Limited, a subsidiary of Wal-Mart Stores, Inc., including chief operating officer, retailer director and logistics and human resources director. His appointment became effective February 23, 2004.

Chief Financial Officer. Mr. Chiasson resigned from his position as Senior Vice President and Chief Financial Officer effective December 5, 2003. The material terms of his separation agreement are described under “Item 11: Executive Compensation — Separation Agreements.” On December 1, 2003, we announced the appointment of James P. Fogarty as our interim chief financial officer. Mr. Fogarty is a managing director with Alvarez & Marsal, Inc. and has been associated with the firm since 1994. During that time he has held a variety of management and advisory roles in several industries, most recently serving as senior vice president and chief financial officer of The Warnaco Group, Inc. until September, 2003. As part of his work with Alvarez & Marsal, Inc., he has held management positions with Bridge Information Systems, DDS Partners LLC, AM Cosmetics, Inc. and Color Tile, Inc. In addition, Mr. Fogarty provided restructuring advisory services to Fruehauf Trailer and Homeland Stores, Inc. Mr. Fogarty will remain an employee of Alvarez & Marsal, Inc.

Senior Advisor. On December 1, 2003, we announced the appointment of Antonio Alvarez as our Senior Advisor to the President and Chief Executive Officer. Mr. Alvarez is a co-founding managing director of Alvarez & Marsal, Inc. Mr. Alvarez has served as a restructuring officer, consultant or operating officer of numerous troubled companies, including serving as president and chief executive officer of The Warnaco Group, Inc. from November 2001 until April 2003, and as chief restructuring officer of The Warnaco Group, Inc. from June 2001 to November 2001. Mr. Alvarez is currently a director of American Household, Inc. Mr. Alvarez will remain an employee of Alvarez & Marsal, Inc.

Worldwide Supply Chain. Effective February 29, 2004, Paul Harrington left employment with us as our Senior Vice President, Worldwide Supply Chain. He is being replaced on an interim basis by Mr. Anderson.

Our Board of Directors

Our board of directors has 14 members. In March 2001, we amended our certificate of incorporation and by-laws to create a staggered board arrangement. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in class 1 (Mr. R. Friedman, Mr. Georgescu, Mr. Sullivan and Mr. R.D. Haas) ends in 2005. The term for directors in class 2 (Ms. House, Ms. Pineda, Mr. Rogers, Mr. Hellman and Mr. P.E. Haas, Jr.) ends in 2006. The term for directors in class 3 (Ms. Blackwell, Mr. W. J. Haas, Mr. Gaither, Mr. Marineau and Mr. P.E. Haas, Sr.) ends in 2004. Directors in each class may be removed at any time, with or without cause, by the trustees of the voting trust.

Committees. Our board of directors currently has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, system of internal control, compliance with legal requirements and independence and performance of our internal and external auditors. Our board determined that G. Craig Sullivan is an audit committee financial expert and is independent under applicable Securities and Exchange Commission requirements.

—Members: Mr. Gaither, Mr. Georgescu, Mr. Hellman, Ms. Pineda and Mr. Sullivan.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community.

—Members: Ms. House, Mr. Georgescu, Mr. P.E. Haas, Jr., Mr. Hellman and Mr. Rogers.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation.

—Members: Ms. Blackwell, Ms. House, Mr. Gaither, Mr. Rogers and Mr. Sullivan.

•	Corporate Social Responsibility. Our corporate social responsibility committee provides assistance to the board in the board’s oversight of our values, ethics and social responsibility as demonstrated through our policies, practices and interactions with stockholders, employees, suppliers, customers, consumers, communities, governmental authorities and others having a relationship with us.

—Members: Ms. Blackwell, Mr. R. Friedman, Mr. P.E. Haas, Sr., Mr. W. J. Haas and Ms. Pineda.

Mr. R.D. Haas and Mr. Marineau are ex-officio members of all standing committees of the board of directors, except the audit committee. Mr. P.E. Haas, Sr. is an ex-officio member of the Finance Committee.

Compensation. Directors who are also stockholders or employees do not receive compensation for their services as directors. Directors who are not stockholders or employees (Ms. Blackwell, Mr. Gaither, Mr. Georgescu, Ms. House, Ms. Pineda, Mr. Rogers and Mr. Sullivan) receive annual compensation in a target amount of approximately $90,000. This amount includes an annual retainer fee of $36,000, meeting fees of $1,000 per meeting day attended and long-term variable pay in the form of 1,800 Leadership Shares, with a target value of $45,000 per year. The actual amount for each of these compensation components varies depending on the years of service, the number of meetings attended and the actual value of the granted units upon vesting. Directors in each of their first five years of service receive a cash amount equivalent to the target value of their long-term variable pay, or $45,000. This annual amount is reduced by approximately 1/3 each year at the start of actual payments, if any, from the Leadership Shares Plan. Directors who are not employees or stockholders also are covered under travel accident insurance while on company business and are eligible to participate in a deferred compensation plan. For more information about developments in late 2003 and early 2004 relating to our Leadership Shares Plan, see “Executive Compensation — Long-Term Incentive Compensation Plans.”

Audit Committee. The charter of the Audit Committee requires that the Audit Committee be comprised of at least three but not more than five members, none of whom may be family member directors or employees and none of whom may have any relationship with us that interferes with the exercise of their independence from our management and from us. The charter requires that each member of the Audit Committee be financially literate and that at one least one member must have accounting or related financial management experience. Our Corporate Governance Guidelines require that each member must be independent as required under applicable law.

Our Audit Committee has sole and direct authority to engage, appoint, evaluate and replace the independent auditor. The Audit Committee meets with our management regularly to discuss our internal controls and financial reporting process and our financial reports to the public. The committee also meets with the independent auditors and with our financial personnel and internal auditors regarding these matters. Both the independent auditors and the internal auditors regularly meet privately with this committee and have unrestricted access to this committee. The Audit Committee examines the independence and performance of our internal auditors and our independent auditors. In addition, among its other responsibilities, the Audit Committee reviews our critical accounting policies, our annual and quarterly reports on Forms 10-K and 10-Q, and our earnings releases before they are published. The Audit Committee held 17 meetings during fiscal 2003.

Code of Worldwide Business Conduct

We have a Worldwide Code of Business Conduct which applies to all of our directors and employees, including the chief executive officer, the chief financial officer, the controller and our other senior financial officers. The Worldwide Code of Conduct covers topics including:

•	accounting practices and financial communications;

•	conflicts of interest;

•	confidentiality;

•	corporate opportunities;

•	insider trading; and

•	compliance with laws.

A copy of the Code of Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

This table provides compensation information for our chief executive officer and other executive officers who were our most highly compensated officers in 2003. We refer to these individuals in this Form 10-K as our named executive officers.

Summary Compensation Table

Name/Principal Position	Year	Annual Compensation			Long-Term Compensation	All Other Compensation(3)
		Salary	Bonus(1)		LTIP Payouts(2)
Philip A. Marineau President and Chief Executive Officer	2003 2002 2001	$1,246,154 1,161,538 1,000,000	$	— 1,272,600 450,000	$ — 22,540,000 —	$4,845 165,777 233,284

Robert D. Haas Chairman of the Board	2003 2002 2001	778,846 750,000 798,077		— 715,838 350,000	2,070,000 —	— 106,950 180,433

William B. Chiasson Former Senior Vice President and Chief Financial Officer(4)	2003 2002 2001	575,577 536,154 512,539		— 326,430 163,000	2,484,000 —	109,742 288,375 360,740

Joseph Middleton Former Senior Vice President and President, Levi Strauss Europe, Middle East and Africa(5)	2003 2002 2001	592,125 497,786 461,185		— 100,000 167,000	— 2,484,000 —	400,001 137,929 55,908

R. John Anderson Senior Vice President and President, Levi Strauss, Asia Pacific Division	2003 2002 2001	447,463 396,535 383,413		696,150 420,420 163,000	— 1,380,000 —	52,023 42,861 41,129

Albert F. Moreno Senior Vice President and General Counsel	2003 2002 2001	452,116 407,308 371,154		— 289,645 135,000	— 919,977 9,480	264 42,815 1,191,229

(1)

Our Annual Incentive Plan provides for annual bonuses if we meet pre-established performance targets. The Annual Incentive Plan is intended to reward individual achievement of our business objectives during the year. Payment amounts are based on business unit and corporate financial results against the performance targets. The amount of bonus earned depends upon the performance and salary grade level of the individual. Due to our performance in 2003, we did not pay any bonuses under our Annual Incentive Plan to any of our named executive officers in 2003 other than Mr. Anderson.

(2)	For 2002 and 2003, this column reflects the payments earned under the 2000 grant of our Leadership Shares Plan. These payments relate to the first four years of performance under the five-year measurement period, which was from 2000 through 2003. We did not make any payments under the Leadership Shares Plan in respect of the second installment of the 2000 grant. We do not expect to make any further payments in respect of any outstanding awards, although some level of payment is possible if our future financial performance substantially exceeds our current expectations. For more information about the plan, see “Executive Compensation — Long-Term Incentive Compensation Plans.”

We did not meet threshold performance for the 1999 grant under the Leadership Shares Plan. As a result, we did not make payments, which would otherwise have been payable in 2001 and 2002, with respect to these units.

(3)	For Messrs. Marineau, Haas, Chiasson and Moreno, the amounts shown include contributions we made on their behalf under our Capital Accumulation Plan. The Capital Accumulation Plan is a non-qualified savings plan that permits eligible employees to contribute up to 10% of their pay, on an after-tax basis, to an individual retail brokerage account established in the employee’s name. We established the Capital Accumulation Plan because Internal Revenue Code rules limit savings opportunities under tax-qualified plans for a number of our highly compensated employees. For 2001, we matched approximately 75% of the employee’s contributions. In 2002 and 2003, matching contributions under this plan became dependent on business performance. Under the terms of the plan, we may match up to 10% of eligible employee contributions on a scale from 0% to 115%. The level of the matching contribution is determined at the end of the year based upon business performance using the same measures that are used for the Annual Incentive Plan.

For Mr. Marineau, the 2003 amount shown reflects above-market interest attributable to amounts he has deferred under our executive deferred compensation plan. The 2002 amount shown reflects a Capital Accumulation Plan contribution of $165,777. The 2001 amount shown includes a Capital Accumulation Plan contribution of $229,327 and reimbursement of additional relocation expenses of $3,958.

For Mr. Chiasson, the 2003 amount shown reflects a special payment of $108,750 to replace forfeited long-term grants from a previous employer and $992 of above-market interest attributable to amounts he has deferred under our executive deferred compensation plan. The 2002 amount shown reflects a special payment of $217,500 to replace forfeited long-term grants from a previous employer and a Capital Accumulation Plan contribution of $70,875. The 2001 amount also reflects a special payment of $326,250 to replace forfeited long-term grants from a previous employer and a Capital Accumulation Plan contribution of $34,490.

For Mr. Middleton, the 2003 amount shown reflects imputed income of $142,300 earned from the interest-free loan we provided him in April 2002 and allowances of $257,701 due to his global assignment. The 2002 amount shown reflects imputed income of $86,700 earned from the interest-free loan and allowances of $51,229 due to his global assignment. The 2001 amount shown reflects allowances of $45,074 due to his global assignment and compensation of $10,834 for losses due to exchange rate fluctuations.

Mr. Middleton is a United Kingdom citizen who, while employed with us, lived and worked in Brussels, Belgium. Our approach for global assignee employees is to ensure that individuals working abroad are compensated as they would be if they were based in their home country by offsetting expenses related to a global assignment. This covers all areas that are affected by the assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses. The amounts shown reflect amounts paid in British pounds, converted into U.S. dollars using the average exchange rate for the year reported.

In April 2002, we made an interest-free loan to Mr. Middleton. The loan amount was $1,000,000 to assist in the purchase of a home. The loan is to be repaid by February 28, 2004 under the terms of Mr. Middleton’s separation agreement.

For Mr. Anderson, the 2003 amount shown reflects allowances due to his global assignment of $51,378 and $645 of above-market interest attributable to amounts he has deferred under our executive deferred compensation plan. The 2002 and 2001 amounts shown reflect allowances due to his global assignment. Mr. Anderson is an Australian citizen who lives and works in Singapore. As with Mr. Middleton, we compensate Mr. Anderson by offsetting expenses related to his global assignment. The amounts shown reflect amounts paid in Australian dollars, converted into U.S. dollars using the average exchange rate for the year reported.

For Mr. Moreno, the 2003 amount shown reflects above-market interest attributable to amounts he has deferred under our executive deferred compensation plan. The 2002 amount shown reflects a Capital Accumulation Plan contribution of $42,815. The 2001 amount shown reflects a Capital Accumulation Plan contribution of $40,573 and a final payment of $1,150,656 under the Special Deferral Plan.

(4)	Mr. Chiasson resigned from his position as Senior Vice President and Chief Financial Officer effective December 5, 2003. The material terms of his separation agreement are described under “Item 11: Executive Compensation — Separation Agreements.”

(5)	Mr. Middleton resigned from his position as Senior Vice President and President, Levi Strauss Europe, Middle East and Africa effective September 1, 2003. The material terms of his separation agreement are described under “Item 11: Executive Compensation — Separation Agreements.”

Long-Term Incentive Plans—Awards in Last Fiscal Year (2003)

	Estimated Future Payments(1)
Name/Principal Position	Number of Leadership Shares Awarded	Performance Period(3)	Target(2)
Philip A. Marineau	300,000	5 years	$7,500,000
Robert D. Haas	45,000	5 years	1,125,000
William B. Chiasson	75,000	5 years	1,875,000
Joseph Middleton	75,000	5 years	1,875,000
R. John Anderson	110,000	5 years	2,750,000
Albert F. Moreno	35,000	5 years	875,000

(1)	This table shows awards under our Leadership Shares Plan. The Leadership Shares Plan is a long-term cash performance unit plan. We did not make any payments under the Leadership Shares Plan in respect of the second installment of the 2000 grant and we do not expect to make any further payments in respect of any outstanding awards including the target amounts stated in this table, although some level of payment is possible if our future financial performance substantially exceeds our current expectations. For more information about the plan, see “Executive Compensation — Long-Term Incentive Compensation Plans.”

(2)	Under the Leadership Shares Plan, we establish a five-year financial performance target for each grant based on targeted growth in shareholder value. The value of the units is determined based on actual performance relative to target. Performance at the target level will yield a per unit value of $25. If performance does not meet a minimum level or threshold, then the units will have no value. Performance above target yields correspondingly larger unit values; there is no limit on maximum award potential.

(3)	The performance period is five years from the time of award. The awards vest in one-third increments on the last day of the third, fourth and fifth fiscal years of the performance period. If a payment is earned and payable under the plan as determined by our board, we pay the awards in the year after they vest.

Pension Plan Table

The following table shows the estimated annual benefits payable upon retirement under our U.S. home office pension and supplemental benefits restoration plans to persons in various compensation and years-of-service classifications prior to mandatory offset of Social Security benefits:

Covered Compensation	Years of Service
	5	10	15	20	25	30	35
$400,000	$40,000	$80,000	$120,000	$160,000	$200,000	$205,000	$210,000
600,000	60,000	120,000	180,000	240,000	300,000	307,500	315,000
800,000	80,000	160,000	240,000	320,000	400,000	410,000	420,000
1,000,000	100,000	200,000	300,000	400,000	500,000	512,500	525,000
1,200,000	120,000	240,000	360,000	480,000	600,000	615,000	630,000
1,400,000	140,000	280,000	420,000	560,000	700,000	717,500	735,000
1,600,000	160,000	320,000	480,000	640,000	800,000	820,000	840,000
1,800,000	180,000	360,000	540,000	720,000	900,000	922,500	945,000
2,000,000	200,000	400,000	600,000	800,000	1,000,000	1,025,000	1,050,000
2,200,000	220,000	440,000	660,000	880,000	1,100,000	1,127,500	1,155,000
2,400,000	240,000	480,000	720,000	960,000	1,200,000	1,230,000	1,260,000
2,600,000	260,000	520,000	780,000	1,040,000	1,300,000	1,332,500	1,365,000
2,800,000	280,000	560,000	840,000	1,120,000	1,400,000	1,435,000	1,470,000
3,000,000	300,000	600,000	900,000	1,200,000	1,500,000	1,537,500	1,575,000
3,200,000	320,000	640,000	960,000	1,280,000	1,600,000	1,640,000	1,680,000
3,400,000	340,000	680,000	1,020,000	1,360,000	1,700,000	1,742,500	1,785,000

The table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. As of year-end 2003, the credited years of service for Messrs. Haas, Chiasson and Moreno were 31, five, and 25, respectively. The 2003 compensation covered by the pension plan for Messrs. Haas, Chiasson and Moreno, was $1.5 million, $902,007, and $742,000 respectively. Based on Mr. Marineau’s employment agreement, as of year-end 2003, he had 22 years of credited service and his 2003 covered compensation was $2.5 million. This amount reflects the higher of his (i) initial base salary and target annual bonus and his (ii) covered compensation in accordance with the plans.

Mr. Middleton participates, and is still participating although no longer actively employed by us, in the Levi Strauss United Kingdom pension plan. It provides him both a defined benefit and a defined contribution pension. The plan provides a defined benefit pension based on two-thirds of final pensionable earnings. We also contributed an amount equal to 20% of Mr. Middleton’s annual bonus each year toward his defined contribution pension that he could use to purchase additional pension benefits upon retirement. Based on his compensation and termination date, Mr. Middleton will be entitled to a pension of approximately £155,580 or approximately $263,000 annually at age 60.

Mr. Anderson participates in the Levi Strauss Australia pension plan and also has a supplemental plan. The pension payment Mr. Anderson will receive upon retirement is based on years of service and his final average salary. Under the supplemental plan, we contribute 20% of his annual base salary and bonus to his pension each year. Mr. Anderson’s benefit under these combined plans, to be paid in a lump sum upon retirement, is estimated to be 3.1 million Australian dollars, or approximately 2.2 million U.S. dollars, if he retires at age 55, or approximately 8.1 million Australian dollars, or approximately 5.7 million U.S. dollars, if he retires at age 65.

Long-Term Incentive Compensation Plans

Leadership Shares Plan. As a result of our financial performance and results in 2003, we will not make any payments under our Leadership Shares Plan in 2004 in respect of the 2003 plan year. We do not expect to make any further payments in respect of any outstanding awards under the plan, although some level of payment is possible if our future financial performance substantially exceeds our current expectations. In this regard, the eight members of our board of directors who hold awards granted in 2000 (which includes Philip A. Marineau and Robert D. Haas) have agreed that, in their case, any amounts that may become payable in respect of the 2000 grant will not be paid in full in February 2004 as provided under the plan but will instead vest and be paid in equal installments at the end of fiscal 2004, 2005 and 2006 and will be payable only if we are in compliance with the financial covenants in our credit agreements. Finally, we also decided not to make any additional awards under the Leadership Shares Plan in 2004 or thereafter.

New Long-Term Incentive Compensation Plan. In February 2004, we established a new long-term incentive plan for our management team. We will set a target amount for each participant based on job level. The plan includes both performance and retention elements:

•	Participants will receive 20% of the target amount in July 2004 if the participant is an active employee as of this date and we are in compliance on this date with the financial covenants in our credit agreements.

•	Participants will receive 40% of the target amount in March 2005 if we achieve earnings, cash flow and debt level measures established by our board, are in compliance with the financial covenants in our credit agreements in effect at the time and the participant is an active employee as of that date.

•	Participants will receive the remaining 40% of the target amount in July 2005 if the participant is an active employee as of this date and we are in compliance on this date with the financial covenants in our credit agreements.

•	The terms of the plan will be governed by the plan document. Our board of directors will have discretion to interpret, amend and terminate the plan.

All of our executive officers and most of our directors are eligible to participate in the new plan.

Employment Agreements

Philip A. Marineau. We have an employment agreement with Philip A. Marineau, our President and Chief Executive Officer. The agreement provides for a minimum base salary of $1.0 million in accordance with our executive salary policy and a target annual cash bonus of 90% of base salary, with a maximum bonus of 180% of base salary. In addition, Mr. Marineau is eligible to participate in all other executive compensation and benefit programs, including the Leadership Shares Plan. Under the employment agreement, we made a one-time grant of 810,000 Leadership Shares to compensate him for the potential value of stock options he forfeited upon leaving his previous employer to join us. We also provide under the agreement a supplemental pension benefit to Mr. Marineau.

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

Paul Mason. On February 23, 2004, Paul Mason began serving as our new Senior Vice President, Levi Strauss Europe. Under an employment agreement that we entered into with him, we have agreed to pay him a minimum base salary of £600,000. Mr. Mason is also eligible to earn an annual bonus under our Annual Incentive Plan, with a maximum incentive equal to 65% of his base salary, and he will participate in our long-term incentive plan. In addition, Mr. Mason is eligible to earn an annual bonus under a separate annual incentive arrangement, with a maximum incentive equal to 85% of his base salary, and is guaranteed to receive a minimum payout of £150,000 in February 2005.

Under his agreement, Mr. Mason is also entitled to specified fringe benefits, including a company car, housing when abroad, medical insurance for Mr. Mason and his family and reimbursement of any additional taxes he may have to bear as a consequence of these fringe benefits. We have also agreed to provide Mr. Mason with supplementary pension benefits.

Mr. Mason’s employment agreement is in effect until terminated by either Mr. Mason or us. We may terminate the agreement without cause upon 12 months notice. If we terminate the agreement without cause, we have agreed to pay his salary in lieu of a notice period. Mr. Mason may terminate the agreement upon six months notice.

Agreement with Alvarez & Marsal, Inc.

On December 1, 2003, and as provided by our agreement with Alvarez & Marsal, Inc., we appointed James P. Fogarty as our interim chief financial officer, replacing William B. Chiasson. Mr. Fogarty is a managing director with Alvarez & Marsal, Inc. Our agreement with Alvarez & Marsal, Inc. also provides that Antonio Alvarez will serve as Senior Advisor to us and will be an executive officer. Mr. Alvarez is a co-founding Managing Director of Alvarez & Marsal, Inc. The agreement provides that:

•	Mr. Fogarty will serve on a full-time basis as our chief financial officer performing all duties and responsibilities of that position during the term of the agreement.

•	Mr. Alvarez will serve as senior advisor on a substantially full-time basis during the first phase of Alvarez & Marsal, Inc.’s engagement (which we expect will be concluded in April 2004), with his time commitment thereafter to be agreed by Alvarez & Marsal, Inc. and us.

•	The agreement will remain in effect for 18 months. Each of Alvarez & Marsal, Inc. and us may terminate the agreement, including Mr. Fogarty’s service as chief financial officer and Mr. Alvarez’s service as senior advisor, by giving 30 days written notice to the other.

•	Mr. Fogarty and Mr. Alvarez will remain as employees of Alvarez & Marsal, Inc.

•	We will pay Alvarez & Marsal, Inc. for Mr. Fogarty’s services at a rate of $525 per hour and for Mr. Alvarez’s services at a rate of $650 per hour during the first 12 months under the agreement. The rates are subject to adjustment at the end of the 12-month period. We will also reimburse Alvarez & Marsal, Inc. for Mr. Fogarty’s and Mr. Alvarez’s out-of-pocket expenses, including temporary residence for Mr. Fogarty and his family in the San Francisco area.

•	We will provide the same indemnification to Mr. Fogarty and Mr. Alvarez as we do for our directors and other officers, including coverage as an officer under our director and officer liability insurance.

Separation Agreements

Joseph Middleton. On September 1, 2003, Joseph Middleton resigned from his position as Senior Vice President and President, Levi Strauss Europe, Middle East and Africa. On September 3, 2003, we entered into a separation agreement with Mr. Middleton. Under the separation agreement, we paid Mr. Middleton his current salary and the goods and services allowances to which he was entitled under his employment arrangement through February 28, 2004. The aggregate gross amount of these payments and benefits is equal to approximately $255,000.

In addition, subject to Mr. Middleton’s compliance with certain continuing obligations and his full and final settlement of certain “Employment Protection Claims” described in his separation agreement, he will be entitled to, among other things:

•	severance compensation in a net amount equal to $400,000, payable in one lump sum on February 28, 2004;

•	payment of $3.0 million, subject to our receipt of repayment in full of the $1.0 million loan we made to Mr. Middleton in July 2002;

•	costs associated with outplacement services for up to 26 weeks commencing September 1, 2003; and

•	reimbursement for certain other costs, including those associated with repatriation and legal fees incurred in connection with the separation agreement.

Under the separation agreement, Mr. Middleton has agreed to:

•	perform all duties in connection with the handover of his role for the period of September 3, 2003 through February 28, 2004;

•	not compete with us or solicit our employees or customers for a period of six months immediately following his last date of employment with us; and

•	not disclose our trade secrets or confidential information.

William B. Chiasson. On December 5, 2003, William B. Chiasson resigned from his position as Senior Vice President and Chief Financial Officer. On January 5, 2004, we entered into a separation agreement with Mr. Chiasson. Under the terms of the separation agreement, Mr. Chiasson is entitled to:

•	a gross amount of $916,000 to be paid out in installments on the same payment schedule as Mr. Chiasson received during his employment;

•	reimbursement of medical coverage insurance costs for Mr. Chiasson and his dependents for a period ending on the earlier of 18 months or the date upon which Mr. Chiasson obtains replacement coverage from another employer; and

•	costs associated with outplacement services for up to 24 months.

In consideration for the payments above, Mr. Chiasson has entered into a general release of any and all claims or liabilities against us. He has also agreed to cooperate with us and our counsel in connection with litigation and administrative matters that relate to any financial or tax-related issue or matter that may arise as the subject of litigation or inquiry which occurred during Mr. Chiasson’s tenure with us.

Senior Executive Severance Plan

Messrs. Anderson and Moreno are eligible for payments and other benefits under our Senior Executive Severance Plan, which is a discretionary, unfunded plan available to a select group of management to recognize their past service to the Company in the event their employment is involuntarily terminated. We may terminate or amend this plan at any time at our sole discretion.

Under the plan, in exchange for the executive’s execution of a general release agreement with us following an involuntary termination without cause, we will pay the executive his or her base salary, plus a target bonus amount for the fiscal year in which the executive is notified of his or her employment termination. This payment will be made in installments or on the same payment schedule and in and an amount no greater than the executive’s base salary at the time his/her employment terminated for a period ranging from 26 weeks to 104 weeks, depending on the executive classification.

In addition to these severance payments, we will pay an affected executive the same percentage of the monthly cost of the medical coverage we provide under the Consolidated Omnibus Budget Reconciliation Act (COBRA) (to the extent the executive elects COBRA coverage) that he was entitled to during his active employment. The subsidized COBRA medical coverage will continue during the period that the executive is entitled to receive severance payments, subject to a maximum period ending on the earlier of the 18-month period following the termination date or the date the executive is entitled to other medical coverage. We will also pay the cost of premiums under our standard basic life insurance program of $10,000 during the same period that we subsidize the COBRA coverage. If the executive becomes eligible to receive retiree health benefits, we will subsidize retiree medical coverage during the same period that we subsidize the COBRA coverage. In addition, we will provide an affected executive with career counseling and transition services.

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

The table on the following page contains information about the beneficial ownership of our voting trust certificates as of November 30, 2003, by:

•	Each of our directors and each of our named executive officers;

•	Each person known by us to own beneficially more than 5% of our voting trust certificates; and

•	All of our directors and officers as a group.

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

As of November 30, 2003, there were 168 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of November 30, 2003. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Voting Trust Certificates Beneficially Owned		Percentage of Voting Trust Certificates Outstanding
Peter E. Haas, Sr.	13,950,846	(1)	37.42%
Peter E. Haas, Jr.	6,396,891	(2)	17.15%
Josephine B. Haas	4,766,233	(3)	12.79%
Robert D. Haas	3,309,909	(4)	8.88%
Miriam L. Haas	2,980,200	(5)	7.99%
Margaret E. Haas	2,644,549	(6)	7.09%
Robert E. Friedman	1,320,134	(7)	3.54%
F. Warren Hellman	887,656	(8)	2.38%
Walter J. Haas	241,670	(9)	*
James C. Gaither	—		—
Peter A. Georgescu	—		—
Patricia A. House(10)	—		—
Angela Glover Blackwell	—		—
Philip A. Marineau	—		—
Patricia Salas Pineda	—		—
T. Gary Rogers	—		—
G. Craig Sullivan	—		—
R. John Anderson	—		—
David G. Bergen	—		—
William B. Chiasson(11)	—		—
Paul Harrington(12)	—		—
Albert F. Moreno	—		—
Fred P. Paulenich	—		—
Lawrence W. Ruff	—		—
Directors and executive officers as a group (21 persons)	24,043,939		64.50%

*	means less than 1%.
(1)	Includes 3,511,253 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust B for the benefit of Mrs. Walter A. Haas, Jr. and the children of Walter A. Haas, Jr., and for which Peter E. Haas, Sr. is trustee. Peter E. Haas, Sr. disclaims beneficial ownership of these voting trust certificates. Includes 670,000 voting trust certificates held by a trust for the benefit of Josephine B. Haas, former spouse of Peter E. Haas, Sr. Mr. Peter E. Haas, Sr. has sole voting power and Mrs. Josephine B. Haas has sole investing power with respect to these voting trust certificates. Peter E. Haas, Sr. disclaims beneficial ownership of these voting trust certificates. Includes 2,063,167 voting trust certificates which are held by a partnership but for which Peter E. Haas, Sr. has voting powers. Excludes 2,980,200 voting trust certificates held by Peter E. Haas, Sr.’s wife, Miriam L. Haas.
(2)

Includes a total of 1,801,628 voting trust certificates held by Mr. Haas’ wife and by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 61,709 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of the children of Mr. Haas and of Margaret E. Haas. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 2,657,721 voting trust certificates held by partnerships of which Mr. Haas is managing general partner.

(3)	Includes 1,203,255 voting trust certificates held by a trust, of which Mrs. Haas is co-trustee, for the benefit of Margaret E. Haas. Mrs. Haas disclaims ownership of these voting trust certificates. Includes 2,357,449 voting trust certificates held by the Josephine B. Haas Investments Limited Partnership. Includes 300,272 voting trust certificates held by the Josephine B. Haas Family Limited Partnership. Includes 180,257 voting trust certificates held by the Michael S. Haas Annuity Partnership. Mrs. Haas is the trustee of a trust which is a general partner in the Michael S. Haas Annuity Partnership. Mrs. Haas disclaims beneficial ownership of these voting trust certificates.
(4)	Includes 113,904 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of these voting trust certificates.
(5)	Excludes 7,706,426 voting trust certificates held by Peter E. Haas, Sr. , spouse of Miriam L. Haas.
(6)	Includes 1,439 voting trust certificates held by a trust, of which Ms. Haas is trustee, for the benefit of Ms. Haas’ son. Ms. Haas disclaims beneficial ownership of these voting trust certificates.
(7)	Includes 92,500 voting trust certificates held by Mr. Friedman’s children and by trusts, of which Mr. Friedman is co-trustee, for the benefit of his children and 195,834 voting trust certificates held by trusts, of which Mr. Friedman is co-trustee, for the benefit of Mr. Friedman’s nieces and nephew. Mr. Friedman disclaims beneficial ownership of these voting trust certificates. Includes 1,010,000 voting trust certificates held by Copper Reservoir, a California limited partnership, for which Mr. Friedman is a general partner.
(8)	Includes 360,314 voting trust certificates held by a trust, of which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of these voting trust certificates.
(9)	Includes 233,879 voting trust certificates held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee or co-trustee, for the benefit of Mr. Haas’ children. Mr. Haas disclaims beneficial ownership of these voting trust certificates.
(10)	Ms. House was elected to the Board on July 2, 2003.
(11)	Mr. Chiasson resigned on December 5, 2003.
(12)	Mr. Harrington left employment with us on February 29, 2004.

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

Estate Tax Repurchase Policy

We have a policy under which we will repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes. The purchase price will be based on a valuation received from an investment banking or appraisal firm. Estate repurchase transactions are subject to applicable laws governing stock repurchases, board approval and restrictions under our credit agreements. Our senior secured term loan and senior secured revolving credit facility prohibit repurchases without the consent of the lenders, and the indentures relating to our 11.625% notes due 2008 and our 12.25% notes due 2012 limit our ability to make repurchases. The policy does not create a contractual obligation on our part. We may amend or terminate this policy at any time. No shares were repurchased under this policy in 2003, 2002 or 2001.

Valuation Policy

We have a policy under which we obtain, and make available to our stockholders, an annual valuation of our voting trust certificates. The policy provides that we will make reasonable efforts to defend valuations we obtain which are challenged in any tax or regulatory proceeding involving a stockholder (including an estate) that used the valuation and was challenged on that use. The policy provides that we will not indemnify any stockholder against any judgment or settlement amounts or expenses specific to any individual stockholder arising from the use of a valuation. We may amend or terminate this policy at any time.

Voting Trustee Compensation

The voting trust agreement provides that trustees who are also beneficial owners of 1% or more of our stock are not entitled to compensation for their services as trustees. Trustees who are not beneficial owners of more than 1% of our outstanding stock may receive such compensation upon approval of our board. All trustees are entitled to reimbursement for reasonable expenses and charges which they may incur in carrying out their duties as trustees. As of November 30, 2003, each trustee beneficially owned more than 1% of our outstanding stock.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Alvarez & Marsal, Inc. On December 1, 2003, we retained the management consulting firm Alvarez & Marsal, Inc. to work with our board of directors and leadership team in identifying additional actions to accelerate our financial turnaround. Alvarez & Marsal, Inc. is a global professional services firm providing specialized problem-solving, management and advisory services to companies in need of performance improvement.

Under our agreement with Alvarez & Marsal, Inc., Alvarez & Marsal, Inc. is now engaged in an analysis of our business, operations, capital structure, financial condition, projections and short and long-term prospects. We expect Alvarez & Marsal, Inc. to complete this first phase of work in April 2004. In addition, Alvarez & Marsal, Inc. is assisting us in with identifying potential cost reduction, product line rationalization, operational, working capital and revenue growth opportunities.

Our agreement provides that we pay Alvarez & Marsal, Inc. for its services on an hourly rate basis. The rates for the first 12 months under the agreement range from $200 to $650 per hour. The rates are subject to adjustment at the end of the 12-month period. We will also reimburse Alvarez & Marsal, Inc. for the reasonable out-of-pocket expenses of its personnel.

In addition, under the agreement, we appointed James P. Fogarty as our interim chief financial officer, replacing William B. Chiasson, and Antonio Alvarez as our senior advisor to the president and chief executive officer. Mr. Fogarty is a managing director with Alvarez & Marsal, Inc. Mr. Alvarez is a co-founding managing director of Alvarez & Marsal, Inc. The agreement provides that:

•	Mr. Fogarty will serve on a full-time basis as our chief financial officer performing all duties and responsibilities of that position during the term of the agreement.

•	Mr. Alvarez will serve as senior advisor on a substantially full-time basis during the first phase of Alvarez & Marsal, Inc.’s engagement, with his time commitment thereafter to be agreed by Alvarez & Marsal, Inc. and us.

•	Mr. Fogarty and Mr. Alvarez will remain as employees of Alvarez & Marsal, Inc.

•	We will pay Alvarez & Marsal, Inc. for Mr. Fogarty’s services at a rate of $525 per hour and for Mr. Alvarez’s services at a rate of $650 per hour during the first 12 months under the agreement. The rates are subject to adjustment at the end of the 12-month period. We will also reimburse Alvarez & Marsal, Inc. for Mr. Fogarty’s and Mr. Alvarez’s reasonable out-of-pocket expenses, including temporary residence for Mr. Fogarty and his family in the San Francisco area.

•	We will provide the same indemnification to Mr. Fogarty and Mr. Alvarez as we do for our directors and other executive officers, including coverage as an executive officer under our director and officer liability insurance.

The agreement will remain in effect for 18 months. Each of Alvarez & Marsal, Inc. and us may terminate the agreement, including Mr. Fogarty’s service as chief financial officer and Mr. Alvarez’s service as senior advisor, by giving 30 days written notice to the other.

Directors. James C. Gaither, one of our directors, is senior counsel to the law firm Cooley Godward LLP. Cooley Godward provided legal services to us and to the Human Resources Committee of our board of directors in 2003, 2002 and 2001, for which we paid fees of approximately $9,500, $18,000 and $91,000, respectively, in those years. We incurred an additional $241,000 in legal fees to Cooley Godward LLP during fiscal year 2003 that we paid in the first quarter of 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed to us by the independent auditors, KPMG LLP, or KPMG, for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $4.3 million. The aggregate fees billed to us by KPMG for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2002, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2002, totaled approximately $1.9 million.

Audit-Related Fees. The aggregate fees billed to us by KPMG for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $0.4 million and $0.1 million for fiscal 2003 and 2002, respectively. These costs primarily related to services provided in connection with our issuances of senior notes.

Tax Fees. The aggregate fees billed to us by KPMG for professional services rendered by KPMG for tax compliance totaled approximately $0.3 million and $0.2 million for fiscal 2003 and 2002, respectively. These services included preparation of our foreign tax returns and review of our domestic tax compliance information.

All Other Fees. The aggregate fees billed to us by KPMG for products and services provided by KPMG other than as set forth above totaled approximately $10,000 and $18,000 for 2002. These fees were billed in connection with tax preparation services.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of KPMG to perform audit or non-audit services for us before KPMG is engaged to provide those services. The Audit Committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage KPMG for the next 12 months. Those services typically include quarterly reviews, employee benefit plan reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement comes up during the year, engagement will require: (i) specific approval of the chief financial officer and controller (including confirming with counsel permissibility under applicable laws and evaluating potential impact on independence) and, if approved by management, (ii) specific approval of the Audit Committee.

•	Third, the chair of the Audit Committee will have the authority to give such specific approval, but may seek full Audit Committee input and approval in specific cases as he or she may determine.

Auditor Selection for Fiscal 2004. KPMG has been selected to serve as our independent auditor for the fiscal year ended November 28, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

List the following documents filed as a part of the report:

1.	Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Quarterly Financial Data (Unaudited)

2.	Financial Statement Schedule

Independent Auditors’ Report on Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1	Indenture, dated as of November 6, 1996, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2	Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.3	Lease Intended as Security, dated as of December 3, 1999, among the Registrant, Wells Fargo Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.4	Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5	Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8	U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9	Euro Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.10	Amendment No. 1 dated as of April 24, 2002, to Master Indenture Series 2001-A Indenture Supplement and Receivables Purchase Agreement each dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, Levi Strauss Financial Center Corporation as Servicer and Seller, and Registrar. Previously filed as Exhibit 10 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

4.11	Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.12	Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.15 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.13	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as Trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.14	Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.17 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.15	Registration Rights Agreement, dated as of January 15, 2003, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.18 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.16	Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

9	Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.1	Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.3	Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.4	Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.5	Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.6	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.7	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.8	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.9	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.10	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.11	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.12	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.13	Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.14	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*

10.15	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.16	Amendments to Employee Investment Plan effective April 3, 2000. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.17	Amendments to Capital Accumulation Plan effective April 3, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.18	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.19	Amendment to Employee Investment Plan effective November 28, 2000. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.20	Amendments to Capital Accumulation Plan, Supplemental Benefit Restoration Plan, and Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.21	Amendments to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.22	Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.23	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.24	Amendment to Home Office Pension Plan signed on August 2, 2001. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.25	Amendment to Home Office Pension Plan effective November 27, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.26	Amendment to Revised Employee Retirement Plan signed on August 2, 2001. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.27	Amendment to Employee Investment Plan effective January 1, 2002. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.28	Amendment to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.29	Amendment to Employee Long-Term Investment and Savings Plan effective January 1, 2002. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.30	Amendment to the Employee Long-Term Investment and Savings Plan effective April 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.31	Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective January 1, 2001. Previously filed as Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.32	Amendment to Capital Accumulation Plan effective January 1, 2001. Previously filed as Exhibit 10.51 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.33	Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective November 26, 2001. Previously filed as Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.34	Amendment to Capital Accumulation Plan effective November 26, 2001. Previously filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.35	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.36	Second Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees effective January 1, 2001. Previously filed as Exhibit 10.55 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.37	Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.38	Amendment to Employee Investment Plan signed May 17, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.*

10.39	Third Amendment to Credit Agreement and Consent dated as of July 26, 2002. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.40	Second Amendment to Pledge and Security Agreement dated as of July 26, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.41	Second Amendment to Subsidiary Guaranty dated as of July 26, 2002. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.42	Employee Loan Agreement, dated as of April 16, 2002 between the Registrant and Joe Middleton. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.*

10.43	First Amendment to the Revised Home Office Pension Plan of Levi Strauss & Co. effective as of May 31, 2002. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.*

10.44	First Amendment to the Employee Investment Plan of Levi Strauss & Co. primarily effective as of January 1, 2002. Previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.*

10.45	Fourth Amendment to Credit Agreement dated as of November 25, 2002 by and among Levi Strauss & Co., the banks, financial institutions and other institutional lenders listed therein, Bank of America, N.A., as the provider of Swing Line Advances, Banc of America Securities LLC and Salomon Smith Barney Inc., as co-lead arrangers and joint book managers, Citicorp USA, Inc., as the syndication agent, The Bank of Nova Scotia, as the documentation agent, and Bank of America, N.A., as the administrative and collateral agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2002.

10.46	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.47	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.48	Credit Agreement, dated January 31, 2003, between the Registrant, the LC Issuers and Other Lenders named therein, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, The Bank of Nova Scotia, Salomon Smith Barney Inc. and Bank of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, The Bank of Nova Scotia and Bank of America Securities LLC, as Co-Syndication Agents. Previously filed as Exhibit 10.66 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.49	Pledge and Security Agreement, dated January 31, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.67 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.50	Form of Guaranty dated January 31, 2003, entered into by certain Subsidiaries of the Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.68 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.51	Parent Guaranty, dated as of January 31, 2003, entered into by Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.69 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.52	Second Amendment to Employee Investment Plan effective September 9, 2002. Previously filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.53	Amendment to Revised Employee Retirement Plan effective June 1, 2003. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.54	Amendment to Long-Term Investment and Savings Plan effective June 1, 2003. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.55	Credit Agreement, dated September 29, 2003, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, Fleet Retail Finance Inc. as Sole Syndication Agent, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.56	Pledge and Security Agreement, dated September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.57	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.58	Credit Agreement, dated as of September 29, 2003, between the Registrant, Bank of America, N.A. as Administrative Agent, and The Lenders Party thereto and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.59	Guaranty, dated as of September 29, 2003, entered into by certain Subsidiaries of the Registrant in favor of Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.7 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.60	Intellectual Property Security Agreement, dated as of September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.8 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.61	Second-Lien Pledge and Security Agreement, dated as of September 29, 2003 between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Administrative Agent. Previously filed as Exhibit 99.9 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.62	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Previously filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.*

10.63	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Previously filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.

10.64	Separation Agreement, dated as of January 5, 2004 by and between William B. Chiasson and Levi Strauss & Co. Filed herewith.*

10.65	Sixth Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees dated September 9, 2003. Filed herewith.*

10.66	Agreement Regarding Leadership Shares Plan, dated as February 29, 2004, among various members of the board of directors of the Registrant. Filed herewith.*

10.67	Agreement, dated as of January 26, 2004, between Paul Mason and Levi Strauss (UK) Ltd. Filed herewith.*

10.68	Capital Accumulation Plan of Levi Strauss & Co. (as amended and restated effective December 1, 2003) Plan Document and Employee Booklet, dated November 17, 2003. Filed herewith.*

10.69	First Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Filed herewith.*

10.70	Third Amendment to Revised Home Office Pension Plan of Levi Strauss & Co., dated November 17, 2003. Filed herewith.*

10.71	Fourth Amendment to Employee Investment Plan of Levi Strauss & Co., dated November 17, 2003. Filed herewith.*

10.72	Seventh Amendment to Levi Strauss & Co. Revised Employee Retirement Plan, dated February 5, 2004. Filed herewith.*

10.73	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Filed herewith.

10.74	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Filed herewith.

12	Statements re: Computation of Ratios. Filed herewith.

14	Worldwide Code of Business Conduct of Registrant. Filed herewith.

16	Letter dated as of May 6, 2002 from the Registrant’s previous independent accountants, Arthur Andersen LLP, to the Securities and Exchange Commission regarding its concurrence with the statements made by the Registrant in the current report concerning their dismissal. Previously filed as Exhibit 16 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	906 Certification. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

Reports on Form 8-K

Current Report on Form 8-K dated September 10, 2003 and filed under Item 9 of the report and containing a copy of Standard & Poor’s Rating Services’ press release dated September 10, 2003 titled “Levi Strauss & Co. Ratings Lowered; Outlook Stable.”

Current Report on Form 8-K dated September 10, 2003 and filed under Items 9 and 12 of the report and containing a copy of the Company’s press release dated September 10, 2003 titled “Levi Strauss & Co. Reports Third-Quarter Sales Gain; The Company Announces Additional Business Initiatives.”

Current Report on Form 8-K dated September 11, 2003 and filed under Item 9 of the report and containing copies of Moody’s Investors Service’s press release dated September 11, 2003 titled “Moody’s Investors Service Places the Ratings of Levi Strauss & Co. Under Review for Possible Downgrade,” and Fitch Ratings’ press release dated September 12, 2003 titled “Fitch Affirms Levi Strauss At “B” – Rates Proposed ABL/Term Loan “BB/BB-.”

Current Report on Form 8-K dated September 15, 2003 and filed under Item 5 of the report and containing a copy of the Company’s press release dated September 15, 2003 titled “Levi Strauss & Co. Announces Outcome of Audit Committee Investigation in Wrongful Termination Matter.”

Current Report on Form 8-K dated September 17, 2003 and filed under Item 5 of the report and containing a copy of a limited waiver under the Company’s Credit Agreement.

Current Report on Form 8-K dated September 22, 2003 and filed under Item 9 of the report and containing a copy of Moody’s Investors Service’s press release dated September 22, 2003 titled “Moody’s Investors Service Downgrades Levi Strauss & Co.’s Sr. Unsecured Notes to Ca from B3 – Senior Implied to Caa1 from B2 –Assigns (P)Caa1 to Proposed Gtd Secured Term Loan Due 2009.”

Current Report on Form 8-K dated September 25, 2003 and filed under Item 5 of the report and containing a copy of the Company’s press release dated September 25, 2003 titled “Levi Strauss & Co. To Close Its North American Manufacturing & Finishing Plants; Company plans to offer comprehensive transition assistance for employees and community.”

Current Report on Form 8-K dated September 30, 2003 and furnished under Items 9 and 12 of the report and containing a copy of the Company’s press release dated September 30, 2003 titled “Levi Strauss & Co. Announces Third-Quarter 2003 Financial Results.”

Current Report on Form 8-K dated October 9, 2003 and furnished under Item 12 of the report and containing a copy of the Company’s press release dated October 9, 2003 titled “Levi Strauss & Co. Extends Filing of Third Quarter 10-Q.”

Current Report on Form 8-K dated October 9, 2003 and furnished under Item 12 of the report and containing voluntarily information after giving effect to the adjustment for an accounting error as discussed in the Company’s press release dated October 9, 2003. The information contains sections from the Form 10-Q that the Company currently intends to file on its Form 10-Q for the quarter ended August 24, 2003.

Current Report on Form 8-K dated October 14, 2003 and filed under Item 7 of the report and containing exhibits filed pursuant to Item 601 of Regulation S-K.

Current Report on Form 8-K dated October 10, 2003 and filed under Item 9 of the report and containing a copy of Standard & Poor’s Rating Services’ press release dated October 10, 2003 titled “Levi Strauss’ Outlook Revised to Negative; Ratings Affirmed.”

Current Report on Form 8-K dated November 13, 2003 and furnished under Items 9 and 12 of the report and containing a copy of the Company’s press release dated November 13, 2003 titled “Levi Strauss & Co. Revises Financial Guidance for Full-Year 2003.”

Current Report on Form 8-K dated November 13, 2003 and filed under Item 7 of the report and containing copies of Moody’s Investors Service’s press release dated November 13, 2003 titled “Moody’s Investors Service Downgrades Levi Strauss & Co.’s Senior Secured Term Loan and Senior Implied Ratings to Caa2; Confirms Sr Unsecured Rating of Ca; Assigns Negative Outlook. Approximately $2.3 billion of debt affected,” Standard & Poor’s Rating Services’ press release dated November 13, 2003 titled “Levi Strauss Ratings Placed on CreditWatch Negative Following Announcement” and Fitch Ratings’ press release dated November 13, 2003 titled “Fitch Downgrades Levi Strauss’ Sr. Debt to ‘B-;’ ABL/Term Loan Lowered to ‘BB-/B+;’ Otlk Remains Neg.”

Current Report on Form 8-K dated December 1, 2003 and filed under Item 5 of the report and containing a copy of the Company’s press release dated December 1, 2003 titled “Levi Strauss & Co. Retains Alvarez & Marsal and Appoints Interim CFO.”

Current Report on Form 8-K dated December 2, 2003 and furnished under Item 9 of the report and containing a copy of Fitch Ratings’ press release dated December 2, 2003 titled “Levi Strauss’ Debt Lowered to ‘CCC+’; ABL/Term Loan Lowered to ‘B+/B’; Otlk Remains Neg.”

Current Report on Form 8-K dated December 9, 2003 and furnished under Item 9 of the report and containing a copy of Standard & Poor’s Rating Services’ press release dated December 9, 2003 titled “Levi Strauss & Co.’s Ratings Lowered to ‘CCC’; Removed From CreditWatch.”

Independent Auditors’ Report on Financial Statement Schedule

The Stockholders and Board of Directors

Levi Strauss & Co.:

We have audited and reported separately herein on the consolidated financial statements of Levi Strauss & Co. and subsidiaries as of and for the years ended November 30, 2003, November 24, 2002 and November 25, 2001.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Levi Strauss & Co. taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

KPMG LLP

February 25, 2004

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period		Additions Charged to Expenses		Deductions to Reserves	Balance at End of Period
November 30, 2003	$24,857	*	$10,720		$8,621	$26,956

November 24, 2002 (restated)	24,704	*	4,741		4,588	24,857

November 25, 2001 (restated)	29,717		4,467	*	9,480	24,704	*

*	Restated to include an increase in bad debt allowance of $2,500 in 2002 in the U.S. and $538 in 2001 for our Italian subsidiary.

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Additions	Reductions	Balance at End of Period
November 30, 2003	$67,102	$282,448	$0	$349,550

November 24, 2002 (restated)	66,452	650	0	67,102

November 25, 2001 (restated)	53,269	13,183	0	66,452

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	JAMES P. FOGARTY
James P. Fogarty Senior Vice President and Chief Financial Officer

Date: February 29, 2004

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Fogarty, Gary W. Grellman, Jay A. Mitchell and Hilary A. Fenner, and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

ROBERT D. HAAS Robert D. Haas	Chairman of the Board Date: February 29, 2004

PHILIP A. MARINEAU Philip A. Marineau	Director, President and Chief Executive Officer Date: February 29, 2004

PETER E. HAAS, SR. Peter E. Haas, Sr.	Director Date: February 29, 2004

ANGELA GLOVER BLACKWELL Angela Glover Blackwell	Director Date: February 29, 2004

ROBERT E. FRIEDMAN Robert E. Friedman	Director Date: February 29, 2004

JAMES C. GAITHER James C. Gaither	Director Date: February 29, 2004

PETER A. GEORGESCU Peter A. Georgescu	Director Date: February 29, 2004

PETER E. HAAS, JR. Peter E. Haas, Jr.	Director Date: February 29, 2004

WALTER J. HAAS Walter J. Haas	Director Date: February 29, 2004

Signature	Title

F. WARREN HELLMAN F. Warren Hellman	Director Date: February 29, 2004

PAT HOUSE Pat House	Director Date: February 29, 2004

PATRICIA SALAS PINEDA Patricia Salas Pineda	Director Date: February 29, 2004

T. GARY ROGERS T. Gary Rogers	Director Date: February 29, 2004

G. CRAIG SULLIVAN G. Craig Sullivan	Director Date: February 29, 2004

GARY W. GRELLMAN Gary W. Grellman	Vice President and Controller (Principal Accounting Officer) Date: February 29, 2004

SUPPLEMENTAL INFORMATION

Not applicable. No separate annual report has been sent to security holders.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1	Indenture, dated as of November 6, 1996, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2	Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.3	Lease Intended as Security, dated as of December 3, 1999, among the Registrant, Wells Fargo Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.4	Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5	Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8	U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9	Euro Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.10	Amendment No. 1 dated as of April 24, 2002, to Master Indenture Series 2001-A Indenture Supplement and Receivables Purchase Agreement each dated as of July 31, 2001, by and among Levi Strauss Receivables Funding, LLC, as Issuer, Citibank, N.A. as Indenture Trustee, Levi Strauss Financial Center Corporation as Servicer and Seller, and Registrar. Previously filed as Exhibit 10 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

4.11	Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.12	Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.15 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.13	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as Trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.14	Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.17 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.15	Registration Rights Agreement, dated as of January 15, 2003, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.18 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.16	Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

9	Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.1	Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.3	Home Office Pension Plan. Previously filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.4	Employee Investment Plan. Previously filed as Exhibit 10.20 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.5	Capital Accumulation Plan. Previously filed as Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.6	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.7	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.8	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.9	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.10	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.11	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.12	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.13	Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.14	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*

10.15	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.16	Amendments to Employee Investment Plan effective April 3, 2000. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.17	Amendments to Capital Accumulation Plan effective April 3, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.18	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.19	Amendment to Employee Investment Plan effective November 28, 2000. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.20	Amendments to Capital Accumulation Plan, Supplemental Benefit Restoration Plan, and Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.21	Amendments to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.22	Amendment to Capital Accumulation Plan, Plan Document and Employee Booklet effective January 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.23	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.24	Amendment to Home Office Pension Plan signed on August 2, 2001. Previously filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.25	Amendment to Home Office Pension Plan effective November 27, 2000. Previously filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.26	Amendment to Revised Employee Retirement Plan signed on August 2, 2001. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.27	Amendment to Employee Investment Plan effective January 1, 2002. Previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.28	Amendment to Employee Investment Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.29	Amendment to Employee Long-Term Investment and Savings Plan effective January 1, 2002. Previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.30	Amendment to the Employee Long-Term Investment and Savings Plan effective April 1, 2001. Previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.31	Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective January 1, 2001. Previously filed as Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.32	Amendment to Capital Accumulation Plan effective January 1, 2001. Previously filed as Exhibit 10.51 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.33	Plan Document and Employee Booklet of Capital Accumulation Plan as amended and restated effective November 26, 2001. Previously filed as Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.34	Amendment to Capital Accumulation Plan effective November 26, 2001. Previously filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.35	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.36	Second Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees effective January 1, 2001. Previously filed as Exhibit 10.55 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.37	Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.38	Amendment to Employee Investment Plan signed May 17, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.*

10.39	Third Amendment to Credit Agreement and Consent dated as of July 26, 2002. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.40	Second Amendment to Pledge and Security Agreement dated as of July 26, 2002. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.41	Second Amendment to Subsidiary Guaranty dated as of July 26, 2002. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.

10.42	Employee Loan Agreement, dated as of April 16, 2002 between the Registrant and Joe Middleton. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.*

10.43	First Amendment to the Revised Home Office Pension Plan of Levi Strauss & Co. effective as of May 31, 2002. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.*

10.44	First Amendment to the Employee Investment Plan of Levi Strauss & Co. primarily effective as of January 1, 2002. Previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 8, 2002.*

10.45	Fourth Amendment to Credit Agreement dated as of November 25, 2002 by and among Levi Strauss & Co., the banks, financial institutions and other institutional lenders listed therein, Bank of America, N.A., as the provider of Swing Line Advances, Banc of America Securities LLC and Salomon Smith Barney Inc., as co-lead arrangers and joint book managers, Citicorp USA, Inc., as the syndication agent, The Bank of Nova Scotia, as the documentation agent, and Bank of America, N.A., as the administrative and collateral agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2002.

10.46	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.47	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.48	Credit Agreement, dated January 31, 2003, between the Registrant, the LC Issuers and Other Lenders named therein, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, The Bank of Nova Scotia, Salomon Smith Barney Inc. and Bank of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, The Bank of Nova Scotia and Bank of America Securities LLC, as Co-Syndication Agents. Previously filed as Exhibit 10.66 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.49	Pledge and Security Agreement, dated January 31, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.67 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.50	Form of Guaranty dated January 31, 2003, entered into by certain Subsidiaries of the Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.68 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.51	Parent Guaranty, dated as of January 31, 2003, entered into by Registrant in favor of Citicorp North America, Inc., as Administrative Agent. Previously filed as Exhibit 10.69 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

10.52	Second Amendment to Employee Investment Plan effective September 9, 2002. Previously filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.53	Amendment to Revised Employee Retirement Plan effective June 1, 2003. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.54	Amendment to Long-Term Investment and Savings Plan effective June 1, 2003. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.55	Credit Agreement, dated September 29, 2003, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, Fleet Retail Finance Inc. as Sole Syndication Agent, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.56	Pledge and Security Agreement, dated September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.57	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.58	Credit Agreement, dated as of September 29, 2003, between the Registrant, Bank of America, N.A. as Administrative Agent, and The Lenders Party thereto and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.59	Guaranty, dated as of September 29, 2003, entered into by certain Subsidiaries of the Registrant in favor of Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.7 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.60	Intellectual Property Security Agreement, dated as of September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.8 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.61	Second-Lien Pledge and Security Agreement, dated as of September 29, 2003 between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Administrative Agent. Previously filed as Exhibit 99.9 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.62	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Previously filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.*

10.63	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Previously filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.

10.64	Separation Agreement, dated as of January 5, 2004 by and between William B. Chiasson and Levi Strauss & Co. Filed herewith.*

10.65	Sixth Amendment to Comprehensive Welfare Plan for Home Office Payroll Employees and Retirees dated September 9, 2003. Filed herewith.*

10.66	Agreement Regarding Leadership Shares Plan, dated as February 29, 2004, among various members of the board of directors of the Registrant. Filed herewith.*

10.67	Agreement, dated as of January 26, 2004, between Paul Mason and Levi Strauss (UK) Ltd. Filed herewith.*

10.68	Capital Accumulation Plan of Levi Strauss & Co. (as amended and restated effective December 1, 2003) Plan Document and Employee Booklet, dated November 17, 2003. Filed herewith.*

10.69	First Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Filed herewith.*

10.70	Third Amendment to Revised Home Office Pension Plan of Levi Strauss & Co., dated November 17, 2003. Filed herewith.*

10.71	Fourth Amendment to Employee Investment Plan of Levi Strauss & Co., dated November 17, 2003. Filed herewith.*

10.72	Seventh Amendment to Levi Strauss & Co. Revised Employee Retirement Plan, dated February 5, 2004. Filed herewith.*

10.73	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Filed herewith.

10.74	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Filed herewith.

12	Statements re: Computation of Ratios. Filed herewith.

14	Worldwide Code of Business Conduct of Registrant. Filed herewith.

16	Letter dated as of May 6, 2002 from the Registrant’s previous independent accountants, Arthur Andersen LLP, to the Securities and Exchange Commission regarding its concurrence with the statements made by the Registrant in the current report concerning their dismissal. Previously filed as Exhibit 16 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	906 Certification. Furnished herewith.

*	Management contract, compensatory plan or arrangement.