Form 10-Q
period 2003-08-24
LEVI STRAUSS & CO
filed 2004-03-08
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 24, 2003

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

Common Stock $.01 par value—37,278,238 shares outstanding on March 1, 2004

LEVI STRAUSS & CO.

INDEX TO FORM 10-Q

AUGUST 24, 2003

EXPLANATORY NOTE

Background.    On October 9, 2003, we issued a press release and, on the next day, filed a Form 12b-25 with the Securities and Exchange Commission stating that we would not be able to file our third quarter Form 10-Q on a timely basis, and that we would be restating our quarterly and annual financial statements for 2001. The press release and Form 12b-25 also amended financial information previously included in our fiscal year 2001 financial statements and in press releases issued on September 10, 2003 and September 30, 2003 announcing our results for the third quarter of 2003. On October 10, 2003, we voluntarily furnished on Form 8-K the following sections from the draft Form 10-Q for the quarter ended August 24, 2003: Item 1—“Financial Statements (unaudited);” Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and Item 3—“Quantitative and Qualitative Disclosure about Market Risk.”

New Information.    The information included in this Form 10-Q for the period ended August 24, 2003 as filed today describes several developments since we filed our Current Report on Form 8-K on October 10, 2003. These developments are discussed under Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.” They include:

•	our retention of Alvarez & Marsal, Inc. that we announced on December 1, 2003;

•	our appointment of James P. Fogarty as our interim chief financial officer that we announced on December 1, 2003 and other changes in our senior management team;

•	completion by our Audit Committee of a review of an accounting error we announced on October 9, 2003;

•	our receipt of a letter from our independent auditor relating to a material weakness in our internal control; and

•	our decision to suspend indefinitely installation of an enterprise resource planning system.

In addition, this Form 10-Q includes revised financial information. There are three primary reasons for these revisions:

•	First, as contemplated by our Current Report on Form 8-K filed on October 10, 2003, we restated our quarterly and annual financial statements for 2001. We also concluded that it was necessary to restate our financial statements for 2002 and the first two quarters of 2003. These restatements result in changes in our three and nine month results for 2002 and 2003 from those furnished in the Current Report on Form 8-K.

•

Second, in November 2003, we issued revised financial guidance in which we lowered our expectations concerning net sales, gross margins and operating margins for the full-year 2003. In mid-December 2003, we revised our 2004 plan, taking into account these adverse business developments. In January 2004, we concluded that, for purposes of valuing our deferred tax assets, we should use a long-term forecast that takes into account these recent developments but assumes no change from current performance levels, including any revenue growth or any cost reduction or other performance improvement actions we may take as a result of our work with Alvarez & Marsal, Inc. as the impact of these actions are not presently determinable. In short, we assumed flat business projections into the future. Based on this revised forecast, we recorded in the third quarter a substantial increase in the valuation allowance against our deferred tax assets. This reflects our assessment, using the revised January 2004 long-term forecast that reflected the developments and assumptions noted above, of our ability to use our foreign tax credits before they expire and our ability to utilize our alternative minimum tax credits, state and foreign net operating loss carryforwards and other foreign deferred tax assets in the foreseeable future. We were also required to adjust our results for the three and nine months ended

August 24, 2003 to reflect a higher annual effective tax rate resulting from the increase in the valuation allowance on our deferred tax assets.

•	Third, under generally accepted accounting principles, we are required to reflect these new estimates and certain other new developments after the end of the quarter in our third quarter financial statements because our third quarter statements had not been finalized at the time the new information became available.

These and other items result in changes in our unaudited financial statements as of and for the three and nine months ended August 24, 2003 and August 25, 2002 from those included in our Current Report on Form 8-K furnished with the Securities and Exchange Commission on October 10, 2003. The following table sets forth the consolidated statement of operations for the three and nine months ended August 24, 2003 and August 25, 2002 as furnished in our Current Report on Form 8-K and as filed in this Form 10-Q (dollars in thousands):

	As Furnished in Form 8-K on October 10, 2003		As Filed in this Form 10-Q
	Three Months Ended		Three Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
				(Restated)
Net sales	$1,081,755	$1,017,744	$1,083,748	$1,019,744
Cost of goods sold	677,854	603,249	686,487	600,666

Gross profit	403,901	414,495	397,261	419,078
Marketing, general and administrative expenses	316,261	340,390	214,345	342,574
Other operating (income)	(10,280)	(6,015)	(10,280)	(6,016)
Restructuring charges, net of reversals	—	(16,565)	2,610	(15,848)

Operating income	97,920	96,685	190,586	98,368
Interest expense	62,524	48,476	62,524	48,476
Other (income) expense, net	(9,342)	20,791	(3,125)	26,816

Income before taxes	44,738	27,418	131,187	23,076
Income tax expense	22,907	13,709	135,500	16,699

Net income (loss)	$21,831	$13,709	$(4,313)	$6,377

	As Furnished in Form 8-K on October 10, 2003		As Filed in this Form 10-Q
	Nine Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
				(Restated)
Net sales	$2,886,873	$2,876,546	$2,892,803	$2,882,547
Cost of goods sold	1,738,975	1,693,923	1,742,194	1,697,723

Gross profit	1,147,898	1,182,623	1,150,609	1,184,824
Marketing, general and administrative expenses	983,193	958,129	864,505	972,017
Other operating (income)	(27,348)	(20,640)	(27,348)	(20,640)
Restructuring charges, net of reversals	(9,719)	124,513	(5,776)	115,373

Operating income	201,772	120,621	319,228	118,074
Interest expense	185,549	139,009	185,549	139,009
Other expense, net	33,561	20,613	51,673	28,538

Income (loss) before taxes	(17,338)	(39,001)	82,006	(49,473)
Income tax expense (benefit)	(1,303)	(19,500)	186,200	(35,801)

Net loss	$(16,035)	$(19,501)	$(104,194)	$(13,672)

Additional information about these developments is contained in Item 2—“Management’s Discussion and Analysis of Financial Condition—Recent Developments.” Note 2 to the Consolidated Financial Statements contains additional information about the restatements.

Other Updated Information.    In addition, please see Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information concerning the impact of these developments on several line items in our results of operations for the three and the nine months ended August 24, 2003 and August 25, 2002; “Liquidity and Capital Resources” for updated information concerning our expected contributions to our pension plans in 2004-2008, our expected net cash payments in 2004 in respect of restructuring activities, our expected net cash payments in 2004-2008 under our postretirement health benefits plans and our expected net cash payments in 2004 for capital expenditures and foreign taxes; “Financial Condition—Credit Ratings” for updated information concerning our credit ratings; “Note 4: Restructuring Reserves” and “Note 12: Subsequent Events—Organizational Changes” for updated information concerning several of our restructuring initiatives; “Note 7: Commitments and Contingencies” and “Part II—Item 1—Legal Proceedings” for updated information about our litigation; and “Statement Regarding Forward-Looking Disclosure” for updated information about our forward-looking statements.

Supplemental Information.    We have also provided supplemental information in “Note 1: Preparation of Financial Statements—Estimates;” “Note 4: Restructuring Reserves—Summary;” “Note 5: Income Taxes;” “Note 6: Financing;” and “Note 12: Subsequent Events.”

Items 4 and 6.    This Form 10-Q also contains the following sections required to be filed under Form 10-Q but not furnished with the Form 8-K filed on October 10, 2003: Item 4—“Controls and Procedures;” and Item 6—“Exhibits and Reports on Form 8-K,” including the Section 302 and 906 certifications required to be included with this Form 10-Q.

Form 10-K.    We filed our Annual Report on Form 10-K for the year ended November 30, 2003 with the Securities and Exchange Commission on March 1, 2004. The Form 10-K contains information about the restatements, the valuation allowance and other matters discussed in this Form 10-Q. We recommend that you read the Form 10-K in conjunction with this Form 10-Q.

* * * *

As noted, we restated our annual and quarterly financial statements for 2001 and 2002 and our quarterly financial statements for the first two quarters of 2003. Except as otherwise clearly stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. All amounts in financial tables herein, unless otherwise indicated, are in thousands.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	August 24, 2003	November 24, 2002
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$50,677	$96,478
Restricted cash	23,427	—
Trade receivables, net of allowance for doubtful accounts of $24,455 in 2003 and $24,857 in 2002	594,652	658,807
Inventories:
Raw materials	65,301	100,487
Work-in-process	58,204	74,048
Finished goods	675,310	423,857

Total inventories	798,815	598,392

Deferred tax assets, net of valuation allowance of $25,281 in 2003 and $9,626 in 2002	74,010	224,292
Other current assets	120,832	88,611

Total current assets	1,662,413	1,666,580
Property, plant and equipment, net of accumulated depreciation of $490,369 in 2003 and $478,447 in 2002	481,470	489,454
Goodwill, net of accumulated amortization of $151,569 in 2003 and 2002	199,905	199,905
Other intangible assets, net of accumulated amortization of $36,132 in 2003 and $35,911 in 2002	44,932	43,505
Non-current deferred tax assets, net of valuation allowance of $324,269 in 2003 and $57,476 in 2002	633,940	572,585
Other assets	85,162	60,891

Total Assets	$3,107,822	$3,032,920

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$39,588	$95,225
Accounts payable	300,377	278,577
Restructuring reserves	9,452	62,165
Accrued liabilities	212,014	225,190
Accrued salaries, wages and employee benefits	206,626	310,445
Accrued taxes	16,700	112,060

Total current liabilities	784,757	1,083,662
Long-term debt, less current maturities	2,327,412	1,751,752
Postretirement medical benefits	551,700	548,930
Pension liability	223,232	228,740
Long-term employee related benefits	169,774	298,678
Long-term tax liabilities	128,142	95,230
Other long-term liabilities	35,001	32,716
Minority interest	21,378	21,541

Total liabilities	4,241,396	4,061,249

Stockholders’ Equity (Deficit):
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding .	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,139,695)	(1,035,501)
Accumulated other comprehensive loss	(83,060)	(82,009)

Stockholders’ (deficit)	(1,133,574)	(1,028,329)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,107,822	$3,032,920

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
		(Restated)		(Restated)
Net sales	$1,083,748	$1,019,744	$2,892,803	$2,882,547
Cost of goods sold	686,487	600,666	1,742,194	1,697,723

Gross profit	397,261	419,078	1,150,609	1,184,824
Marketing, general and administrative expenses	214,345	342,574	864,505	972,017
Other operating income	(10,280)	(6,016)	(27,348)	(20,640)
Restructuring charges, net of reversals	2,610	(15,848)	(5,776)	115,373

Operating income	190,586	98,368	319,228	118,074
Interest expense	62,524	48,476	185,549	139,009
Other (income) expense, net	(3,125)	26,816	51,673	28,538

Income (loss) before taxes	131,187	23,076	82,006	(49,473)
Income tax expense (benefit)	135,500	16,699	186,200	(35,801)

Net income (loss)	$(4,313)	$6,377	$(104,194)	$(13,672)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	August 24, 2003	August 25, 2002
		(Restated)
Cash Flows from Operating Activities:
Net loss	(104,194)	(13,672)
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	46,610	53,550
Asset write-offs associated with 2002 restructuring charge	10,968	19,426
Gain on dispositions of property, plant and equipment	(185)	(1,171)
Unrealized foreign exchange (gains) losses	(20,145)	14,859
Decrease in trade receivables	68,437	65,363
Increase in income taxes receivable	(11,843)	—
Increase in inventories	(198,879)	(81,379)
Increase in other current assets	(15,060)	(18,528)
Decrease in other long-term assets	24,590	13,042
Increase in net deferred tax assets	(188,232)	(26,743)
Addition to deferred tax valuation allowance	282,448	—
Increase (decrease) in accounts payable and accrued liabilities	34,628	(104,556)
(Decrease) increase in restructuring reserves	(52,713)	50,010
(Decrease) increase in accrued salaries, wages and employee benefits	(97,579)	90,345
(Decrease) increase in accrued taxes	(91,352)	97,092
(Decrease) in long-term employee benefits	(140,258)	(4,563)
Increase (decrease) in long-term tax and other liabilities	34,870	(139,972)
Other, net	(492)	6,861

Net cash provided by (used for) operating activities	(418,381)	19,964

Cash Flows from Investing activities:
Purchases of property, plant and equipment	(50,937)	(33,771)
Proceeds from sale of property, plant and equipment	10,105	8,312
Cash (outflow) from net investment hedges	(20,901)	(11,135)

Net cash used for investing activities	(61,733)	(36,594)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,448,660	570,308
Repayments of long-term debt	(955,388)	(594,238)
Net increase in short-term borrowings	8,082	1,302
Debt issuance costs	(44,878)	(3,210)
Increase in restricted cash	(23,427)	—

Net cash provided by (used for) financing activities	433,049	(25,838)

Effect of exchange rate changes on cash	1,264	1,895

Net decrease in cash and cash equivalents	(45,801)	(40,573)
Beginning cash and cash equivalents	96,478	102,831

Ending cash and cash equivalents	50,677	62,258

Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	158,837	117,866
Income taxes	166,396	59,572
Restructuring initiatives	41,147	45,938

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE  1:    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Levi Strauss & Co. and its wholly-owned and majority-owned foreign and domestic subsidiaries (“LS&CO.” or the “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 30, 2003 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on March 1, 2004.

The consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 24, 2003 may not be indicative of the results to be expected for the year ending November 30, 2003.

The consolidated financial statements for the years ended November 24, 2002 and November 25, 2001, the interim quarters therein and the quarters ended February 23, 2003 and May 25, 2003 have been restated. All information in the notes to the consolidated financial statements referring to 2002 financial information give effect to the aforementioned restatements. (See Note 2 to the Consolidated Financial Statements).

Restricted Cash

Under the Company’s senior secured credit facility in place as of August 24, 2003 (the “January 2003 senior secured credit facility”), the Company was required to segregate funds in an amount sufficient to repay the Company’s 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of August 24, 2003, this amount was $23.4 million, which included $0.8 million of accrued interest, and is separately identified on the balance sheet as “Restricted cash.”

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

these incentive plans correlate with the Company’s financial results and projected future financial performance, and could have a material impact on the consolidated financial statements and on the Company’s future financial performance.

The estimated liability for the Company’s long-term incentive compensation plan is based upon the Company’s performance and various factors including employee forfeitures. The Company recorded a reversal of $129.1 million and $139.3 million for the three and nine months ended August 24, 2003, due to the Company’s performance in 2003, its current plan for 2004 and the impact of a substantial increase in the valuation allowance and other items on computation under its incentive compensation plans. As of August 24, 2003 the short-term and long-term liability balances was $0. As of November 24, 2002, the short-term and long-term liability balances for this plan were $65.0 million and $137.0 million, respectively.

The Company estimates annual employee incentive compensation based upon various factors, including the Company’s forecasted performance measured against pre-established full-year targets. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company recognized a net expense in marketing, general and administrative expense of $2.0 million for both the three and nine months ended August 24, 2003. The net expense for the three and nine months ended August 24, 2003 included estimated accruals of $2.0 million and $7.0 million, respectively. Offsetting the accrual for the nine months ended August 24, 2003 was a reduction of the estimated liability of $5.0 million for the nine months ended August 24, 2003, reflecting the aggregate change in expected payouts. The liability balances for the Company’s annual employee incentive compensation plans were $2.5 million and $51.1 million as of August 24, 2003 and November 24, 2002, respectively.

Taxes.    For information about the impact of a change in the long-term forecast the Company uses for valuing its deferred tax assets, see Note 5.

New Accounting Standards

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

The Company’s goodwill is allocated to its Americas region. The Company reviewed the balances of goodwill and other intangible assets and determined that it does not have any amounts, such as customer lists,

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

that are required to be reclassified between goodwill and other intangible assets. The Company has determined that the useful lives of its trademarks are indefinite. The Company has also assessed the useful lives of its remaining identifiable intangible assets and determined that the estimated useful lives range from 6 to 12 years. Due to the adoption of SFAS 142, the Company had lower amortization of approximately $11.0 million in 2003.

As of August 24, 2003 and November 25, 2002, the Company’s goodwill for both periods was $199.9 million, net of accumulated amortization of $151.6 million. As of August 24, 2003, the net book value of the Company’s trademarks was $42.9 million, net of accumulated amortization of $34.6 million.

The Company’s remaining identifiable intangible assets as of August 24, 2003, 2003 were not significant. Amortization expense for goodwill and trademarks for fiscal year 2002 was $8.8 million and $1.9 million, respectively. Future amortization expense with respect to the Company’s intangible assets as of August 24, 2003 is not expected to be material. As of November 25, 2002, the Company’s net book value for goodwill, trademarks, and other identifiable intangibles was $199.9 million, $42.8 million and $0.7 million, respectively.

A reconciliation of previously reported net income (loss) to amounts adjusted for the exclusion of goodwill and trademark amortization, net of related income tax effect, is as follows:

	Three Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
		(Restated)		(Restated)
	(Dollars in Thousands, except per share amounts)
Net income (loss)	$(4,313)	$6,377	$(104,194)	$(13,672)
Goodwill and trademark amortization, net of tax	—	1,634	—	4,930

Adjusted net income (loss)	$(4,313)	$8,011	$(104,194)	$(8,742)

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

The Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective November 25, 2002. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. At August 24, 2003, the Company had approximately $1.9 million of long-lived assets held for sale. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company adopted the provisions of SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective November 25, 2002. SFAS 145

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

prohibits presentation of gains and losses from extinguishment of debt as extraordinary items unless such items meet the criteria for classification as extraordinary items pursuant to APB Opinion No. 30. As a result, for the three and nine months ended August 24, 2003, the Company presented losses of $0.8 million and $15.2 million, respectively, on early extinguishment of its debt in “Other (income) expense, net” in the accompanying 2003 consolidated statements of operations. The losses primarily relate to the repurchase of $327.3 million in principal amount of its 6.80% notes due November 2003 and the write-off of unamortized bank fees associated with refinancing the Company’s 2001 bank credit facility.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

NOTE 2:    RESTATEMENTS OF 2001, 2002 AND FIRST AND SECOND QUARTERS OF 2003

Earlier in 2003, the Company determined that it had reported incorrectly on tax returns for 1998 and 1999 on the disposition of certain fixed assets, primarily a double deduction for losses related to various plant closures. These reporting errors on the Company’s tax returns did not affect its results of operations for fiscal years 1998 through 2000. However, these errors did impact the Company’s results of operations for 2001 because the deferred tax liabilities for these errors were eliminated and taken into income through a 2001 reconciliation project. In preparing its third quarter financial results described in its September 10 and September 30, 2003 press releases, the Company reflected the tax effect of these errors as an adjustment to the full-year effective tax rate for 2003, in effect treating them as a change in accounting estimate that would be recorded in the third and fourth quarters of 2003. Thereafter, the Company determined that the appropriate accounting treatment for these errors is to treat them as an accounting error in 2001, the year in which the deferred tax liabilities associated with these 1998 and 1999 reporting errors were eliminated, and to restate the Company’s fiscal year 2001 financial statements.

As the Company engaged in the reaudit of the 2001 financial statements, the Company identified additional errors and determined that certain other adjustments to the 2001 statements would also affect its financial statements for subsequent periods. The Company also determined that errors were made in these financial statements that were independent of the 2001 restatement items. The Company therefore decided that it would be appropriate to restate its 2002 financial statements, and to restate the financial information the Company previously reported for the first and second quarters of 2003. Unless otherwise specifically noted, the financial information in this Form 10-Q reflects the 2001 restatement, the 2002 restatement and the 2003 first and second quarter adjustments. In addition, the Company restated its financial statements for the first, second and third quarters of 2001 and 2002.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Set forth below are the consolidated statements of operations for the first and second quarters of 2003, in each case as originally reported and as restated.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	As Reported for 2003		As Restated for 2003
	First Quarter	Second Quarter	First Quarter	Second Quarter
Net sales	$875,088	$930,030	$877,034	$932,021
Cost of goods sold	515,641	545,480	516,882	538,825

Gross profit	359,447	384,550	360,152	393,196
Marketing, general and administrative expenses	323,533	343,399	304,770	345,390
Other operating (income)	(7,316)	(9,752)	(7,316)	(9,752)
Restructuring charges, net of reversals	(4,210)	(5,509)	(3,050)	(5,336)

Operating income	47,440	56,412	65,748	62,894
Interest expense	59,679	63,346	59,679	63,346
Other expense, net	27,909	14,994	34,615	20,183

Loss before taxes	(40,148)	(21,928)	(28,546)	(20,635)
Income tax expense (benefit)	(15,658)	(8,552)	29,500	21,200

Net loss	$(24,490)	$(13,376)	$(58,046)	$(41,835)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

Set forth below are the consolidated statements of operations for the first, second and third quarters of 2002 and for the nine months ended August 25, 2002, in each case as originally reported and as restated.

	As Reported for the Nine Months Ended August 25, 2002
	First Quarter	Second Quarter	Third Quarter	For the Nine Months Ended
Net sales	$935,285	$923,518	$1,017,744	$2,876,546
Cost of goods sold	536,701	553,974	603,249	1,693,923

Gross profit	398,584	369,544	414,495	1,182,623
Marketing, general and administrative expenses	298,935	318,804	340,390	958,129
Other operating (income)	(6,113)	(8,511)	(6,015)	(20,640)
Restructuring charges, net of reversals	—	141,078	(16,565)	124,513

Operating income (loss)	105,762	(81,827)	96,685	120,621
Interest expense	48,023	42,510	48,476	139,009
Other (income) expense, net	(9,677)	9,499	20,791	20,613

Income (loss) before taxes	67,416	(133,836)	27,418	(39,001)
Income tax expense (benefit)	24,944	(58,154)	13,709	(19,500)

Net income (loss)	$42,472	$(75,682)	$13,709	$(19,501)

	As Restated
	for the Nine Months Ended August 25, 2002
	First Quarter	Second Quarter	Third Quarter	For the Nine Months Ended
Net sales	$937,285	$925,518	$1,019,744	$2,882,547
Cost of goods sold	542,000	555,057	600,666	1,697,723

Gross profit	395,285	370,461	419,078	1,184,824
Marketing, general and administrative expenses	307,739	321,704	342,574	972,017
Other operating (income)	(6,113)	(8,511)	(6,016)	(20,640)
Restructuring charges, net of reversals	563	130,658	(15,848)	115,373

Operating income (loss)	93,096	(73,390)	98,368	118,074
Interest expense	48,023	42,510	48,476	139,009
Other (income) expense, net	(9,622)	11,344	26,816	28,538

Income (loss) before taxes	54,695	(127,244)	23,076	(49,473)
Income tax expense (benefit)	39,500	(92,000)	16,699	(35,801)

Net income (loss)	$15,195	$(35,244)	$6,377	$(13,672)

The principal restatement adjustments for the second quarter of 2003 consolidated statement of operations were: the adjustment of foreign currency losses from other (income) expense to cost of sales and inventory; the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

reclassification of cost for sales clerks for a foreign subsidiary from sales to management, general and administrative expenses; and the impact of a valuation allowance for deferred tax assets.

The principal restatement adjustments for the first quarter of 2003 consolidated statement of operations were: the reversal of cumulative adjustment for prior periods to reflect the actual liability for occupancy costs and leases on a straight-line basis; the adjustment of foreign currency losses from other (income) expense to cost of sales and inventory; the reclassification of cost for sales clerks for a foreign subsidiary from sales to management, general and administrative expenses; and the impact of the valuation allowance for deferred tax assets.

The principal restatement adjustments for the third quarter of 2002 consolidated statement of operations were: the adjustment of foreign currency transaction gains from other (income) expense to cost of sales and inventory; reclassification of cost for sales clerks for a foreign subsidiary from sales to management, general and administrative expenses; the correction of restructuring errors and correct application of EITF Issue No. 94-3; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; and the adjustment of income tax expense to reflect a valuation allowance relating primarily to foreign net operating losses.

The principal restatement adjustments for the first and second quarters of 2002 consolidated statement of operations were: the adjustment of foreign currency transaction gains from other (income) expense to cost of sales and inventory; reclassification of cost for sales clerks for a foreign subsidiary from sales to management, general and administrative expenses; the correction of restructuring errors and correct application of EITF Issue No. 94-3; the adjustment of management, general and administrative expenses to reflect occupancy costs on a straight-line basis; and the adjustment of income tax expense to reflect a valuation allowance relating primarily to foreign net operating losses.

For additional information concerning the restatement of our 2002 financial statements, see Item 7— “Management’s Discussion and Analysis of our Financial Condition and Results of Operations - Restatements of Financial Information” in our Annual Report on Form 10-K for the year ended November 30, 2003, filed with the Securities and Exchange Commission on March 1, 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 3:    COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
		(Restated)		(Restated)
	(Dollars in Thousands)
Net income (loss)	$(4,313)	$6,377	$(104,194)	$(13,672)

Other comprehensive income (loss):
Reclassification of cash flow hedges to other income, net	—	—	—	(572)
Net investment hedges	8,165	(10,765)	(9,935)	(12,649)
Foreign currency translations	(5,067)	19,110	10,396	13,982
Additional minimum pension liability	1,512	—	(1,512)	—

Total other comprehensive income (loss)	4,610	8,345	(1,051)	761

Total comprehensive income (loss)	$297	$14,722	$(105,245)	$(12,911)

The following is a summary of the components of accumulated other comprehensive income (loss) balances:

	August 24, 2003	November 24, 2002
		(Restated)
	(Dollars in Thousands)
Net investment hedges	$18,415	$28,350
Foreign currency translations	(15,522)	(25,918)
Additional minimum pension liability	(85,953)	(84,441)

Accumulated other comprehensive loss	$(83,060)	$(82,009)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 4:    RESTRUCTURING RESERVES

Summary

The following describes the activities associated with the Company’s reorganization initiatives. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, and other restructuring costs, and foreign exchange differences. The balance of severance, employee benefits and other restructuring costs are included under restructuring reserves on the balance sheet.

The total balance of the reserves at August 24, 2003 was $9.5 million compared to $62.2 million at November 24, 2002. The Company expects to utilize the majority of the reserve balances during fiscal year 2004. The following table summarizes the activities and liability balances associated with the Company’s reorganization initiatives as follows:

	November 24, 2002	Restructuring Charges, Net of Reversals	Asset Write-Offs	MG&A Charges, Net of Reversals	Reductions	August 24, 2003
	(Restated)	(Dollars in Thousands)
Restructuring Reserves	$62,165	$(5,776)	$(10,968)	$5,178	$(41,147)	$9,452

*	MG&A refers to marketing, general and administrative expenses.
**	Asset write-offs are included in restructuring charges, net of reversals.

The Company reversed charges, primarily related to the 2002 U.S. plant closures, of approximately $15 million, principally due to lower than anticipated costs associated with employee benefits, lower than anticipated costs to sell or exit facilities, and updated estimates and assumptions related to certain U.S. suppliers and other exit costs.

2003 North America Plant Closures

During the third quarter of 2003, the Company finalized a plan to close its remaining manufacturing and finishing plants in North America as part of the shift away from owned-and-operated manufacturing that the Company began several years ago.

The Company closed its sewing and finishing operations in San Antonio, Texas in January 2004. The Company’s three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario, are expected to close in March 2004. Production from the San Antonio and Canadian facilities will be shifted to third-party contractors located primarily outside the U.S. and Canada. During the third quarter of 2003, the Company recorded initial charges of $11.0 million for asset write-offs associated with the U.S. and Canadian plant closures.

NOTE 5:    INCOME TAXES

Deferred tax assets and liabilities.     The Company records assets and liabilities that reflect the differences in timing between the financial statements and income tax returns for recognizing certain deduction (income)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

items which include foreign tax credits on unremitted non-U.S. earnings; federal, foreign and state net operating losses; postretirement benefits; and employee compensation and benefit plans.

Valuation Allowance.    The Company’s valuation allowance has been provided primarily for foreign tax credits, state and foreign net operating loss carryforwards, other foreign deferred tax assets and alternative minimum tax credit carryforwards. Such allowance, totaling $349.5 million at August 24, 2003, has been estimated using year-end balances and activity. Tax expense of $186.2 million has been provided using an effective rate for the full year, in addition to the effect of the increased valuation allowance. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. In determining the amount of the valuation allowance, the Company has evaluated all significant available positive and negative evidence, the existence of losses in the recent year and our forecast of future taxable income. The underlying assumptions the Company used in forecasting its future taxable income require significant judgment, and take into account the Company’s recent performance, including continued business deterioration and initial revisions to its 2004 plan, but assume no revenue growth or cost reductions that may be realized as they are not yet determinable.

Long-term tax liabilities.    The Company periodically reassesses the likelihood of assessments resulting from audits of federal, state and foreign income tax filings. The Company believes that adequate reserves have been provided for any adjustments that may ultimately result from these examinations. Total long-term tax liabilities were $128.1 million at August 24, 2003, and $95.2 million at November 24, 2002.

Other.    During 2002, the Company reached a settlement with the Internal Revenue Service (IRS) on most of the issues in connection with the examination of its income tax returns for the years 1990 through 1995. As a result, the Company made a net payment to the IRS of approximately $110 million in March 2003. In addition to certain open issues relating to earlier years, the Company’s U.S. consolidated income tax returns for the years 1996 through 1999 are presently under audit by the IRS. The Company has taken this, and all other available information, into account in evaluating its total reserves for potential audit assessments.

NOTE 6: FINANCING

Pending completion of a refinancing transaction, the Company obtained on September 17, 2003 a limited waiver of compliance with certain financial covenants under a January 2003 credit facility in place at the time. On September 29, 2003, the Company entered into a new $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility that replaced the January 2003 senior secured credit facility and a 2001 domestic receivable securitization arrangement. (See Note 12: “Subsequent Events” for a description of the new loan agreements.) As a result, it was not necessary to reclassify the outstanding debt on the January 2003 senior secured credit facility to current maturities of long-term debt.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 7:    COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At August 24, 2003, the Company had U.S. dollar spot and forward currency contracts to buy $746.0 million and to sell $310.8 million against various foreign currencies. These contracts were at various exchange rates and expired at various dates through October 2003.

The Company has entered into option contracts to manage its exposure to numerous foreign currencies. At August 24, 2003, the Company had bought U.S. dollar option contracts resulting in a net long position against various foreign currencies of $69.8 million, should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net long position against various currencies of $5.0 million, should the options be exercised. The option contracts are at various strikes and expire at various dates until October 2003.

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

The Company is vigorously defending this litigation and filed its formal answer to the lawsuit in California Superior Court on May 23, 2003. In its answer the Company categorically denies all the allegations and spells out the reasons that led to the dismissal of these two employees. The Company also filed a cross complaint against them. The Company does not expect this litigation will have a material impact on its financial condition or results of operations.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

NOTE 8:    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Exchange Management

The Company manages foreign currency exposures primarily to protect the U.S. dollar value of cash flows. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, we evaluate them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, we enter into various derivative transactions in accordance with our currency risk management policies, aimed at covering the spot risk at inception of the exposure. The Company does not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, the Company defined as part of its foreign currency risk management policy a hedge ratio limit. The hedge ratio measures the relationship between the notional amount of the hedging instrument and the hedged item. The Company’s foreign exchange policy requires that the hedge ratio be between 50% and 100%. At August 24, 2003, our hedge ratio was 86.5%, while the minimum hedge ratio during the quarter was 76.4%.

The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties, debt and cash management.

The Company does not apply hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities.

The Company manages its net investment position in its subsidiaries in major currencies through a combination of derivative and non-derivative instruments by using swap contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently included in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit. At August 24, 2003, the fair value of qualifying net investment hedges was a $5.5 million net asset with the corresponding unrealized gain recorded in “Accumulated other comprehensive income (loss).” At August 24, 2003, a $2.0 million realized loss has been excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at August 24, 2003 represented a $0.1 million net liability, and changes in their fair value are included in “Other (income) expense, net.”

The Company designates a portion of its outstanding Yen-denominated Eurobond as a net investment hedge. As of August 24, 2003, a $4.5 million unrealized gain related to the translation effects of the Yen-denominated Eurobond was recorded in “Accumulated other comprehensive income (loss).”

Interest Rate Management

The Company is exposed to interest rate risk. It is the Company’s policy and practice to use derivative instruments to manage and reduce interest rate exposures using a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of August 24, 2003.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange and interest rate management activities reported in “Other (income) expense, net.”

	Three Months Ended				Nine Months Ended
	August 24, 2003 Other (income) expense, net		August 25, 2002 Other (income) expense, net		August 24, 2003 Other (income) expense, net		August 25, 2002 Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized		Unrealized
			(Restated)				(Restated)
	(Dollars in Thousands)				(Dollars in Thousands)
Foreign Exchange Management	$2,389	$(10,284)	$38,596	$(18,599)	$57,140	$(7,720)	$33,348		$7,800

Interest Rate Management	$—	$—	$—	$—	$—	$—	$2,266	(1)	$(2,266)

(1)	Recorded as an increase to interest expense.

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) balances. Accumulated OCI is a component of Stockholders’ Deficit.

	August 24, 2003		November 24, 2002
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
			(Restated)
	(Dollars in Thousands)
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$18,862	$5,543	$39,818	$(96)
Yen Bond	—	4,506	—	5,277
Cumulative income taxes	(6,716)	(3,780)	(14,732)	(1,917)

Total	$12,146	$6,269	$25,086	$3,264

The table below gives an overview of the fair values of derivative instruments associated with our foreign exchange and interest rate management activities that are reported as an asset or (liability).

	August 24, 2003	November 24, 2002
	Fair value asset (liability)	Fair value asset (liability)
(Restated)
(Dollars in Thousands)
Foreign Exchange Management	$10,506	$(2,851)

Interest Rate Management	$—	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 9:    OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of other (income) expense, net:

	Three Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
		(Restated)		(Restated)
	(Dollars in Thousands)
Foreign exchange management contracts	$(7,895)	$19,997	$49,420	$41,148
Interest rate management contracts	—	—	—	(2,266)
Foreign currency transaction (gains) losses	6,595	17,640	(6,040)	6,217
Interest income	(1,567)	(5,589)	(4,227)	(6,647)
Gains on disposal of assets	(384)	(400)	(879)	(1,171)
Loss on early extinguishment of debt	831	—	15,226	—
Other	(705)	(4,832)	(1,827)	(8,743)

Total	$(3,125)	$26,816	$51,673	$28,538

The Company uses foreign exchange management contracts, such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in other (income) expense, net. Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in other (income) expense, net.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 10:    BUSINESS SEGMENT INFORMATION

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

	Americas	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
Three Months Ended August 24, 2003:
Net sales	$748,552	$243,187	$92,009	$—	$1,083,748
Depreciation and amortization	10,633	4,917	987	—	16,537
Restructuring charges, net of reversals	2,620	(10)	—	—	2,610
Operating income	109,826	29,150	36,267	15,343	190,586
Interest expense	—	—	—	62,524	62,524
Other expense, net	—	—	—	(3,125)	(3,125)
Income before income taxes	—	—	—	131,187	131,187
Three Months Ended August 25, 2002 (Restated):
Net sales	$683,967	$254,930	$80,847	$—	$1,019,744
Depreciation and amortization	11,964	4,226	1,122	—	17,312
Restructuring charges, net of reversals	(13,749)	(2,099)	—	—	(15,848)
Operating income	74,361	29,074	8,836	(13,903)	98,368
Interest expense	—	—	—	48,476	48,476
Other income, net	—	—	—	26,816	26,816
Income before income taxes	—	—	—	23,076	23,076
Nine Months Ended August 24, 2003:
Net sales	$1,823,328	$778,718	$290,757	$—	$2,892,803
Depreciation and amortization	30,049	13,471	3,090	—	46,610
Restructuring charges, net of reversals	(5,766)	(10)	—	—	(5,776)
Operating income	101,342	87,301	58,090	72,495	319,228
Interest expense	—	—	—	185,549	185,549
Other expense, net	—	—	—	51,673	51,673
Income before income taxes	—	—	—	82,006	82,006
Nine Months Ended August 25, 2002 (Restated):
Net sales	$1,882,006	$756,927	$243,614	$—	$2,882,547
Depreciation and amortization	37,946	12,496	3,108	—	53,550
Restructuring charges, net of reversals	97,002	18,371	—	—	115,373
Operating income	60,198	94,845	33,717	(70,686)	118,074
Interest expense	—	—	—	139,009	139,009
Other expense, net	—	—	—	28,538	28,538
Loss before income taxes	—	—	—	(49,473)	(49,473)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 11:    POSTRETIREMENT BENEFIT PLANS

The Company maintains two plans that provide postretirement benefits, principally health care, to substantially all U.S. retirees and their qualified dependents. These plans have been established with the intention that they will continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. Under the Company’s current policies, employees become eligible for these benefits when they reach age 55 with 15 years of credited service. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund postretirement benefits as claims and premiums are paid. On August 1, 2003, the Company amended one of its postretirement benefit plans to change the benefits coverage for certain employees and retired participants. These plan changes are effective for eligible employees and retired participants in fiscal year 2004. Some current and all new employees will not be eligible for medical coverage as a result of the plan changes. The plan amendment also limits the amount that the Company will contribute for medical coverage and prescription drug coverage for retirees. The Company performed an independent valuation of the impact of the plan amendment as of August 1, 2003 resulting in a net curtailment gain of $11.9 million. The Company’s measurement date continues to be the end of its fiscal year. The table below reflects the plan amendment as of August 24, 2003.

	Postretirement Benefits
	August 24, 2003	November 24, 2002
		(Restated)
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$761,923	$561,227
Service cost	5,237	5,918
Interest cost	37,618	40,874
Plan participants’ contributions	2,928	3,152
Plan amendments	(106,412)	(2,989)
Actuarial loss	21,754	193,362
Net curtailment gain	—	(12,287)
Special termination benefits	—	11,868
Benefits paid	(34,668)	(39,202)

Benefit obligation at end of period	$688,380	$761,923

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	31,740	36,050
Plan participants’ contributions	2,928	3,152
Benefits paid	(34,668)	(39,202)

Fair value of plan assets at end of period	—	—

Funded status	(688,380)	(761,923)
Unrecognized actuarial loss	218,605	203,733
Unrecognized prior service cost	(122,843)	(31,659)

Net amount recognized	$(592,618)	$(589,849)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost short-term	$(40,918)	$(40,919)
Accrued benefit cost long-term	(551,700)	(548,930)

Total accrued benefit cost	$(592,618)	$(589,849)

Weighted-average assumptions:
Discount rate	6.75%	7.0%

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Postretirement Benefits
	Year-to-date through August 24, 2003	Year-to-date through November 24, 2002
		(Restated)
	(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$5,237	$5,918
Interest cost	37,618	40,874
Amortization of prior service cost	(3,300)	(3,522)
Amortization of loss	6,882	—
Net curtailment gain	(11,928)	(12,554)
Termination benefits	—	11,868

Net periodic benefit cost	$34,509	$42,584

NOTE 12:    SUBSEQUENT EVENTS

New Financing Agreements

Principal Amount; Use of Proceeds. On September 29, 2003, the Company entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. As of September 29, 2003, unamortized costs associated with the January 2003 senior secured credit facility and the U.S. Receivables Securitization transaction were approximately $24 million. These costs were written-off during the fourth quarter of 2003. The Company used the borrowings under the these agreements to refinance the January 2003 senior secured credit facility and Domestic Receivables Securitization agreement and will also use the borrowings for working capital and general corporate purposes.

Term Loan. The term loan consists of a single borrowing of $500.0 million, divided into two tranches, a $200.0 million tranche subject to a fixed rate of interest and a $300.0 million tranche subject to floating rates of interest. The loan matures on September 29, 2009. Principal payments on the term loan in an amount equal to 0.25% of the initial principal amount must be made quarterly commencing with the last day of the first fiscal quarter of 2004, and the remaining principal amount of the term loan must be repaid at maturity. The Company has limited ability to voluntarily prepay any part of the term loan prior to March 31, 2007. The new term loan also requires mandatory prepayments in specified circumstances, such as if the Company engages in a sale of certain intellectual property assets.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

or otherwise provided for the payment of the 2006 notes by May 1, 2006, the term loan will become due on August 1, 2006, and unless the Company has repaid the 2008 notes by July 15, 2007, the term loan will become due on October 15, 2007.

The Company may satisfy this note refinancing requirement under the term loan, in one of two ways. First, the Company may refinance the 2006 and 2008 notes by issuing new debt on terms similar to those of its 12.25% notes due 2012. Second, the Company may repurchase or otherwise set aside funds to repay the 2006 and 2008 notes if the Company meets specified conditions. Those conditions include the Company’s maintaining (after giving effect of the repayment on a pro forma basis) a leverage ratio that does not exceed 4.75 to 1.0 (for the 2006 notes) and 4.5 to 1.0 (for the 2008 notes) and an interest coverage ratio that exceeds 1.85 to 1.0 (for the 2006 notes) and 2.0 to 1.0 (for the 2008 notes). These ratios apply only to the note refinancing requirements; they are not ongoing financial covenants.

The revolving credit facility agreement contains a similar note refinancing requirement with respect to the 2006 notes, except that the consequences of a failure to repay the notes is a breach of covenant, not early maturity. The Company may also satisfy this requirement under the revolving credit facility agreement if the Company reserves cash or has borrowing availability sufficient to repay the 2006 notes and thereafter has $150.0 million of borrowing availability under the revolving credit facility.

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

Guaranties and Security. The Company’s obligations under each of the term loan and the revolving credit facility are guaranteed by the Company’s domestic subsidiaries. The revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the revolving credit facility are all of the Company’s most valuable real property interests and all of the capital stock of the Company’s affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing the notes due 2006 and the Yen-denominated Eurobond due 2016 (such restricted subsidiaries also are not permitted to be guarantors). The term loan is secured by a lien on trademarks, copyrights and other related intellectual property and by a second-priority lien on the assets securing the revolving credit facility.

Covenants. The term loan and the revolving credit facility each contain customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and its subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in corporate structure.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Under the Company’s credit agreements, EBITDA is generally defined as consolidated net income plus (i) consolidated interest charges, (ii) the provision for federal, state, local and foreign income taxes, (iii) depreciation and amortization expense, (iv) other (income) expense and (v) restructuring and restructuring related charges, less cash payments made in respect of the restructuring charges.

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

Events of Default. The term loan and the revolving credit facility each contain customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of the Company’s board of directors; and invalidity of the guaranty or security agreements. The cross-default provisions for the term loan and the revolving credit facility apply if a default occurs on indebtedness in excess of $25.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of, or trustee for, the defaulted indebtedness have the right to accelerate. If an event of default occurs, under either the term loan or the revolving credit facility, the Company’s lenders may terminate their commitments, declare immediately payable the term loan and all borrowings under each of the credit facilities and foreclose on the collateral, including (in the case of the term loan) the Company’s trademarks.

Organizational Changes

On September 10, 2003, the Company announced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. In connection with these efforts, the Company displaced approximately 295 salaried employees in various U.S. locations in the fourth quarter of 2003. The Company expects to displace an additional 55 salaried employees in connection with this reorganization in 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

In addition, the Company’s European business reached an agreement with its European and appropriate national employee councils to improve competitiveness through a similar program intended to streamline work and reduce the time it takes to get new products to market. The Company had displaced approximately 125 employees as of November 30, 2003 and expects to displace an additional 195 employees during 2004.

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

Long-Term Incentive Compensation Plan Developments

As a result of financial performance and results in 2003, the Company has not made any payments under the Leadership Shares Plan in 2004 in respect of the 2003 plan year. The Company does not expect to make any future payments in respect of any outstanding awards under the plan, although some level of payment is possible if future financial performance substantially exceeds current expectations. In this regard, the eight members of the Company’s board of directors who hold awards granted in 2000 (which includes Philip A. Marineau and Robert D. Haas) have agreed that, in their case, any amounts that may become payable in respect of the 2000 grant will not be paid in full in February 2004 as provided under the plan but will instead vest and be paid in equal installments at the end of 2004, 2005 and 2006 and will be payable only if the Company is in compliance with the financial covenants of its credit agreements. The Company also determined that it will not make any additional awards under the Leadership Shares Plan in 2004 or thereafter.

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

Recent Developments

Form 8-K Filing of October 10, 2003

On October 9, 2003, we issued a press release and, on the next day, filed a Form 12b-25 with the Securities and Exchange Commission stating that we would not be able to file our third quarter Form 10-Q on a timely basis, and that we would be restating our financial statements for 2001. The press release and Form 12b-25 also amended financial information previously included in our fiscal year 2001 financial statements and in press releases issued on September 10, 2003 and September 30, 2003 announcing our results for the third quarter of 2003. On October 10 2003, we voluntarily furnished on Form 8-K the following sections from the draft Form 10-Q for the quarter ended August 24, 2003. Item 1—“Financial Statements (unaudited);” Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and Item 3—“Quantitative and Qualitative Disclosure about Market Risk.” As we discuss below, this Form 10-Q describes several developments since we filed our Current Report on Form 8-K on October 10, 2003, and includes revised financial information for the three and nine months ended August 24, 2003 and August 25, 2002.

Retention of Alvarez & Marsal, Inc.

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

Restatement of 2002 and First and Second Quarter 2003 Financial Statements

As we engaged in the reaudit of the 2001 financial statements noted above, we identified additional errors and determined that certain other adjustments to the 2001 statements would also affect our financial statements for subsequent periods. We also determined that errors were made in these financial statements that were independent of the 2001 restatement items. We therefore decided that it would be appropriate to restate our 2002 financial statements and to restate the financial information we previously reported for the first and second quarters of 2003. These restatements result in changes in our 2003 and 2002 three and nine month results from those previously furnished in our Current Report on Form 8-K filed on October 10, 2003.

Except as otherwise clearly stated, all financial information contained in this Quarterly Report on Form 10-Q reflects the 2001, 2002 and 2003 first and second quarter restatements. For more information about the restatements, see Note 2: Restatement of 2002 and 2001 Financial Statements; “Financial Statement Impact” and “Accounting and Related Matters” below; and see our Annual Report on Form 10-K for the year ended November 30, 2003, as filed with the SEC on March 1, 2004.

Valuation Allowance

Background.    On November 13, 2003, we issued revised financial guidance for the full year 2003, in which we lowered our 2003 expectations concerning net sales, gross margin and operating margin. At that time, we also noted that we were evaluating our 2004 plan in light of current business performance and difficult market conditions. In mid-December 2003, we completed initial revisions to our 2004 plan, taking into account continued business deterioration that caused us to revise our 2003 financial guidance. In January 2004, we concluded that we should use a revised forecast that takes into account recent performance, including the continued business deterioration but assumes no changes over the forecast period from current performance levels including any revenue growth or any cost reduction or other performance improvement actions we may take as a result of our work with Alvarez & Marsal, Inc., as the impact of any such actions is not presently determinable. In short, we assumed flat business performance into the future. As a result of our review, we recorded a valuation allowance as described below.

Based on our revised long-term forecast described above, we believe that it is more likely than not that we will not be able to fully utilize all of our foreign tax credits, state and foreign net operating losses, other foreign deferred tax assets and alternative minimum tax credits in the foreseeable future. As a result, during the year ended November 30, 2003, we recorded increases in our valuation allowance against certain of our deferred tax assets as follows:

•	a $166.0 million valuation allowance with respect to our future foreign tax credits related to our unremitted non-U.S. earnings;

•	a $49.1 million additional valuation allowance with respect to our foreign net operating loss carryforwards;

•	a $33.6 million additional valuation allowance with respect to our deferred tax assets for alternative minimum tax credits and state net operating loss carryforwards;

•	a $25.9 million valuation allowance with respect to our foreign tax credit carryforwards that must be utilized before the five year carryforward period expires; and

•	a $7.9 million valuation allowance with respect to foreign deferred tax assets.

The total increase in the valuation allowance during the year ended November 30, 2003, was $282.4 million.

The valuation allowance increase and total expense of $186.2 million has been provided for the nine months ended August 24, 2003 using estimates for the annual effective rate.

The recording of a valuation allowance affects tax and other items on both our Consolidated Balance Sheets and Consolidated Statements of Operations. On the balance sheet, the valuation allowance constitutes an adjustment to the deferred tax assets to reduce them to an amount we believe is more likely than not to be realized in the future. On the statement of operations, the valuation allowance results in an increase in income tax expense. These changes, in turn, affected other items in our financial statements as discussed below in “Results of Operations.”

Future Changes in Valuation Allowance.    We cannot provide assurance that our future business performance or plans will enable us to conclude that we will be able to fully utilize our remaining foreign tax credits before they expire or utilize our domestic and foreign net operating losses in the foreseeable future. Moreover, if our business or expectations decline further, we may be required to record additional valuation allowances in future periods. On the other hand, improvements in our business performance, or enactment of legislation in Congress that would extend the period for which foreign tax credits may be carried forward and used, may in the future require us to record a reversal of all or a portion of the valuation allowance because that may change our assessment of our ability to use our foreign tax credits and net operating loss carryforwards.

Tax Payment Impact.    Our recording the valuation allowance is not due to any payment of additional taxes in the third quarter or from any expectation of increased taxes payable in connection with pending Internal Revenue Service audits of our tax returns. Rather, the valuation allowance results from our determination that, based on our revised long-term forecast discussed above, we do not expect to generate the required level of taxable income in future periods to be able to utilize all of the available tax credits before they expire and net operating loss carryforwards previously reflected in the deferred tax assets item on our balance sheet.

Long-Term Incentive Compensation Plan Developments

Our performance in 2003 and our current plan for 2004 affect computations under our long-term incentive compensation plan. In addition, the change in income tax expense arising from the valuation allowance affects the computation. As a result of these factors, we reversed $129.1 million and $139.3 million in long-term compensation expense for the three months and nine months ended August 24, 2003, respectively.

Financial Statement Impact

The restatements, the long-term compensation expense reversal described above and other business developments and new data since the end of our third quarter result in changes in our unaudited financial statements as of and for the three and nine months ended August 24, 2003 and August 25, 2002 from those furnished in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2003. Under generally accepted accounting principles, we are required to reflect these developments and data in our third quarter financial statements, rather than in our fourth quarter financial statements, because our third quarter statements had not been finalized at the time the new information became available. To facilitate review of those changes, the following presents our Consolidated Balance Sheets and Consolidated Statement of Operations as furnished in the Current Report on Form 8-K filed on October 10, 2003 and as contained in this Form 10-Q.

As shown below, as a result of the changes:

•	our marketing, general and administrative expense for the three months ended August 24, 2003 decreased by 32.2% to $214.3 million from $316.3 million reported in our Current Report on Form 8-K filed on October 10, 2003;

•	our operating income for the period increased by 94.6% to $190.6 million from the $97.9 million amount as previously furnished;

•	we recorded a net loss for the three month period of $(4.3) million compared to net income of $21.8 million as previously furnished; and

•	our current and non-current deferred tax assets decreased by 19.0% to $708.0 million from $873.8 million as previously furnished.

For additional information concerning the restatements, see Note 2 to the Consolidated Financial Statements and see Item 7—“Management’s Discussion and Analysis of our Financial Condition and Results of Operations—Restatements of Financial Information” in our Annual Report on Form 10-K for the year ended November 30, 2003, filed with the Securities and Exchange Commission on March 1, 2004.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	August 24, 2003
	As Furnished in Form 8-K on October 10, 2003	As Filed in this Form 10-Q
ASSETS
Current Assets:
Cash and cash equivalents	$50,677	$50,677
Restricted cash	23,427	23,427
Trade receivables, net	601,225	594,652
Inventories:
Raw materials	63,801	65,301
Work-in-process	58,204	58,204
Finished goods	682,586	675,310

Total inventories	804,591	798,815

Deferred tax assets	295,425	74,010
Other current assets	132,545	120,832

Total current assets	1,907,890	1,662,413
Property, plant and equipment, net	491,044	481,470
Goodwill	199,905	199,905
Other intangible assets	43,644	44,932
Non-current deferred tax assets	578,358	633,940
Other assets	86,450	85,162

Total Assets	$3,307,291	$3,107,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$39,588	$39,588
Accounts payable	300,377	300,377
Restructuring reserves	20,325	9,452
Accrued liabilities	212,014	212,014
Accrued salaries, wages and employee benefits	279,266	206,626
Accrued taxes	10,027	16,700

Total current liabilities	861,597	784,757
Long-term debt, less current maturities	2,327,412	2,327,412
Postretirement medical benefits	551,700	551,700
Pension liability	—	223,232
Long-term employee related benefits	436,672	169,774
Long-term tax liabilities	109,821	128,142
Other long-term liabilities	35,001	35,001
Minority interest	21,378	21,378

Total liabilities	4,343,581	4,241,396

Stockholders’ Equity (Deficit):
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding .	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,038,357)	(1,139,695)
Accumulated other comprehensive (loss)	(87,114)	(83,060)

Total stockholders’ deficit	(1,036,290)	(1,133,573)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,307,291	$3,107,822

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended August 24, 2003
	As Furnished in Form 8-K on October 10, 2003	As Filed in this Form 10-Q
Net sales	$1,081,755	$1,083,748
Cost of goods sold	677,854	686,487

Gross profit	403,901	397,261
Marketing, general and administrative expenses	316,261	214,345
Other operating (income)	(10,280)	(10,280)
Restructuring charges, net of reversals	—	2,610

Operating income	97,920	190,586
Interest expense	62,524	62,524
Other (income) expense, net	(9,342)	(3,125)

Income before taxes	44,738	131,187
Income tax expense	22,907	135,500

Net income (loss)	$21,831	$(4,313)

	Nine Months Ended August 24, 2003
	As Furnished in Form 8-K on October 10, 2003	As Filed in this Form 10-Q
Net sales	$2,886,874	$2,892,803
Cost of goods sold	1,738,976	1,742,194

Gross profit	1,147,898	1,150,609
Marketing, general and administrative expenses	983,193	864,505
Other operating (income)	(27,348)	(27,348)
Restructuring charges, net of reversals	(9,719)	(5,776)

Operating income	201,772	319,228
Interest expense	185,550	185,549
Other (income) expense, net	33,562	51,673

Income (loss) before taxes	(17,340)	82,006
Income tax expense (benefit)	(1,304)	186,200

Net loss	$(16,036)	$(104,194)

Accounting and Related Matters

Accounting Errors; Third Quarter Financial Statements; Restatement of 2001 Financial Statements.    As noted above, on October 9, 2003, we issued a press release and, on the next day, filed a Form 12b-25 with the Securities and Exchange Commission stating that we would not be able to file our third quarter Form 10-Q on a timely basis and amending financial information previously included in our fiscal year 2001 financial statements and in press releases issued on September 10, 2003 and September 30, 2003 announcing our results for the third quarter of 2003. We also said that we would be restating our financial statements for 2001.

Restatement of 2001 Financial Statements.    Earlier in 2003, we determined that we had reported incorrectly on tax returns for 1998 and 1999 on the disposition of certain fixed assets, primarily a double deduction for losses related to various plant closures. These reporting errors on our tax returns did not affect our results of operations for fiscal years 1998 through 2000. However, these errors did impact our financial statements for 2001 because the deferred tax liabilities for these errors were eliminated and taken into income through a 2001 reconciliation project undertaken while we were still unaware of these errors. In preparing our third quarter financial results described in our September 10 and September 30, 2003 press releases, we reflected the tax effect of these errors as an adjustment to the full-year effective tax rate for 2003, in effect treating them as a change in accounting estimate that would be recorded in the third and fourth quarters of 2003. Thereafter, we determined that the appropriate accounting treatment for these errors is to treat them as an accounting error in 2001, the year in which the deferred tax liabilities associated with these 1998 and 1999 reporting errors were eliminated, and to restate our fiscal year 2001 financial statements.

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

The Audit Committee found no evidence of tax or other fraud, or of other wrongdoing by our personnel. The Audit Committee also did not find evidence that information concerning these reporting errors was withheld from senior management or from our independent auditors. The Audit Committee determined that the reporting errors in the 1998 and 1999 tax returns were the result of human errors. The elimination of the deferred tax liabilities associated with these errors in the 2001 reconciliation project, which resulted in these errors having an impact on the results of operations for 2001, was done without knowledge that these errors existed. The incorrect accounting determination reflected in the September 10 and 30 press releases was the result of human error in forming a judgment on the accounting issue for purposes of the third quarter financial statements and inadequate communication among senior members of our financial management and senior members of our independent auditors. We believed when we issued our September 10 and 30 press releases that the accounting treatment for these errors reflected in the releases was appropriate. Upon subsequent review of the accounting issues with senior members of our independent auditors and further consultation internally, we decided that the correct accounting treatment is to restate our financial results for 2001.

Restatement of 2002 and First Two Quarters of 2003 Financial Information.    As we engaged in the reaudit of the 2001 financial statements, we determined that certain adjustments to the 2001 statements would affect the financial statements for subsequent periods. We also determined that errors were made in these financial statements that were independent of the 2001 restatement items. We therefore decided that it would be appropriate to restate our 2002 financial statements and to restate the financial information we previously reported for the first and second quarters of 2003. Unless otherwise specifically noted, the financial information in this Form 10-Q reflects the 2001 restatement, the 2002 restatement and the 2003 first and second quarter adjustments.

Letter from Independent Auditor.    Our independent auditors have been informed of the results of the Audit Committee review, conducted due diligence concerning the scope and methodology of the review, and have accepted the scope, methodology and findings for the purpose of their reviews and audits of our financial statements. After completion of their diligence regarding the Audit Committee review, we received a letter from our independent auditors which reported certain material weaknesses in our internal control systems and made certain recommendations. The letter included the following:

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

In response to the errors and the letter from our independent auditor, we have taken actions and are commencing initiatives to address these issues, including:

•	we appointed a chief financial officer with substantial accounting and public company finance experience who has experience working with companies in need of improved accounting processes;

•	we are recruiting individuals with expertise in financial reporting including tax GAAP issues; and

•	our corporate controller’s group and our tax department are focusing on communicating more effectively with an increased concentration on the financial reporting aspects of tax items.

These changes have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Enterprise Resource Planning System Developments

In December 2003, we decided to suspend indefinitely installation of an enterprise resource planning system. We made this decision in order to reduce costs and prioritize work and resource use. We expect to make adjustments in our organization, hardware, software licenses and other contractual arrangements reflecting the indefinite suspension of the program.

As a result of these actions, we expect to record, in the first quarter of 2004, asset write-downs of $35 million to $45 million primarily for capitalized hardware and software costs recorded as construction in progress, which is a component of property, plant and equipment.

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

Chief Financial Officer. William B. Chiasson resigned from his position as Senior Vice President and Chief Financial Officer effective December 5, 2003. On December 1, 2003, we announced the appointment of James P. Fogarty as our interim chief financial officer. Mr. Fogarty is a managing director with Alvarez & Marsal, Inc. and has been associated with the firm since 1994. During that time he has held a variety of management and advisory roles in several industries, most recently serving as senior vice president and chief financial officer of The Warnaco Group, Inc. until September, 2003. As part of his work with Alvarez & Marsal, Inc., Mr. Fogarty has held management positions with Bridge Information Systems, DDS Partners LLC, AM Cosmetics, Inc. and Color Tile, Inc. In addition, Mr. Fogarty provided restructuring advisory services to Fruehauf Trailer and Homeland Stores, Inc. Mr. Fogarty will remain an employee of Alvarez & Marsal, Inc.

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

Financing Developments and Liquidity

As we announced on September 30, 2003, we entered on September 29, 2003 into a new $500.0 million senior secured term loan agreement and a new $650.0 million senior secured revolving credit facility agreement. The new agreements replaced our January 2003 senior secured credit facility and our U.S. receivables securitization transaction completed in July 2001. More information about our new agreements is contained in “Financial Condition” below.

As of February 29, 2004, our availability under our domestic asset-based revolving credit facility was approximately $455 million and we had no outstanding loans. After taking into account usage of availability for other credit-related instruments such as documentary and standby letters of credit, our unused availability was approximately $269 million. In addition, we had highly liquid short-term investments in the U.S. totaling approximately $97 million, leaving us with total U.S. liquidity (availability and liquid short term investments) of $366.0 million.

Litigation Developments

For information about purported bondholder securities class actions filed against us on December 12, 2003 and on February 20, 2004, and about the dismissal on December 18, 2003, of a class action filed against us relating to garment contract manufacturer practices in Saipan, see Item 1 of Part II below.

Results of Operations

The following table sets forth, for the periods indicated, items in our Consolidated Statements of Operations, expressed as a percentage of net sales (amounts may not total due to rounding).

	Three Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.3	58.9	60.2	58.9

Gross profit	36.7	41.1	39.8	41.1
Marketing, general and administrative expenses	19.8	33.6	29.9	33.7
Other operating (income)	(0.9)	(0.6)	(0.9)	(0.7)
Restructuring charges, net of reversals	0.2	(1.6)	(0.2)	4.0

Operating income	17.6	9.6	11.0	4.1
Interest expense	5.8	4.8	6.4	4.8
Other (income) expense, net	(0.3)	2.6	1.8	1.0

Income (loss) before taxes	12.1	2.3	2.8	(1.7)
Income tax expense (benefit)	12.5	1.6	6.4	(1.2)

Net income (loss)	(0.4)%	0.6%	(3.6)%	(0.5)%

	Three Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
		(Restated)		(Restated)
NET SALES SEGMENT DATA:
Geographic
Americas	69.1%	67.1%	63.0%	65.3%
Europe	22.4%	25.0%	26.9%	26.2%
Asia Pacific	8.5%	7.9%	10.1%	8.5%

Consolidated net sales.    Net sales for the three months ended August 24, 2003 increased 6.3% to $1,083.7 million, as compared to $1,019.7 million for the same period in 2002. Net sales for the nine months ended August 24, 2003 increased 0.4% to $2,892.8 million, as compared to $2,882.5 million for the same period in 2002. If currency exchange rates were unchanged from the prior year periods, net sales would have increased approximately 2.6% for the three months ended August 24, 2003 and decreased approximately 4.2% for the nine months ended August 24, 2003. The primary factors underlying the increase in constant currency sales for the three months ended August 24, 2003 were the launch of our Levi Strauss Signature™ brand into 3,000 Wal-Mart Stores, Inc. in the United States and the continuing strength of our Asia Pacific business. This increase was offset by weakness in our European business and lower sales of our Levi’s® and Dockers® products in the U.S. The decrease in constant currency sales for the nine months ended August 24, 2003 reflected the weak retail climate and deflationary pressures in most apparel markets in which we operate.

Americas net sales.    In the Americas, net sales for the three months ended August 24, 2003 increased 9.4% to $748.6 million, as compared to $684.0 million for the same period in 2002. Net sales for the nine months ended August 24, 2003 decreased 3.1% to $1,823.3 million, as compared to $1,882.0 million for the same period in 2002. If currency exchange rates were unchanged from 2002, net sales would have increased approximately 9.3% for the three months ended August 24, 2003 and decreased approximately 2.7% for the nine months ended August 24, 2003 compared to the same periods in 2002.

The increase in Americas net sales for the three months ended August 24, 2003 was due to the launch in July 2003 of our Levi Strauss Signature™ brand into Wal-Mart stores in the U.S. Excluding the launch of our new Levi Strauss Signature™ brand, net sales for the three months ended August 24, 2003 would have declined.

We believe the overall decline in Americas net sales for the nine months ended August 24, 2003 compared to the same period in 2002 can be attributed to a number of factors, including the following:

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

We continue to focus on providing innovative products to consumers in every channel of distribution. We have introduced a number of new products during the fall season, including Levi’s® brand corduroys with new styles, an improved fabric feel and performance, and a wide range of new colors. We extended our popular Dockers® Go Khaki® with Stain Defender™ finish to our women’s khaki lines. We also introduced our Dockers® Individual Fit™ waistband technology, featuring an expandable waistband, into a number of our men’s and women’s products.

Europe net sales.    In Europe, net sales for the three months ended August 24, 2003 decreased 4.6% to $243.2 million, as compared to $254.9 million for the same period in 2002. Net sales for the nine months ended August 24, 2003 increased 2.9% to $778.7 million, as compared to $756.9 million for the same period in 2002. On a constant currency basis, net sales would have decreased by approximately 17.6% and 13.1% for the three and nine months ended August 24, 2003, respectively, compared to the same periods in 2002.

Net sales in Europe were affected by more severe market conditions than those prevailing in the United States. These market conditions included weak economies, low consumer confidence, price deflation in apparel and a stagnant retail environment. Our core replenishment business in the region suffered, particularly replenishment of 501® jeans products, in part due to retailers adopting more conservative purchasing patterns to reduce high inventory levels. A less favorable product mix also contributed to our constant currency sales decrease in the third quarter of 2003, reflecting in part lower sales of 501® jeans and sales of lower priced Levi’s® 580™ jeans and tops. Finally, we believe actions we took in Europe to move closeout and slow moving inventory, and unauthorized sales of our products, also adversely affected our sales in the third quarter of 2003.

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

Asia Pacific net sales.    In our Asia Pacific region, net sales for the three months ended August 24, 2003 increased 13.8% to $92.0 million, as compared to $80.8 million for the same period in 2002. Net sales for the nine months ended August 24, 2003 increased 19.4% to $290.8 million, as compared to $243.6 million for the same period in 2002. If exchange rates were unchanged from the prior year periods, net sales would have increased approximately 9.7% and 11.1% for the three and nine months ended August 24, 2003, respectively.

Sales growth reflected the impact of our new products, including the super premium priced Red Loop™ product introduced in August and improved retail presentation. In Japan, which accounted for approximately 55% of our business in the Asia Pacific region for the first nine months of 2003, net sales for the three and nine months ended August 24, 2003 increased approximately 12% and 21%, respectively, on a constant currency basis compared to the same periods in 2002. The positive results in Japan also reflected the opening of additional independently owned retail stores dedicated to the Levi’s® brand. Levi’s® Type 1™ lines and our Red Tab™ products, including a revitalized 501® jean product, performed well in the region.

Gross profit.    Gross profit for the three months ended August 24, 2003 was $397.3 million compared with $419.1 million for the same period in 2002. Gross profit for the nine months ended August 24, 2003 was $1,150.6 million compared with $1,184.9 million for the same period in 2002. Gross profit as a percentage of net sales, or gross margin, for the three months ended August 24, 2003 decreased to 36.7% compared to 41.1% for the same period in 2002. Gross margin for the nine months ended August 24, 2003 decreased to 39.8%, compared to 41.1% for the same period in 2002.

Factors that reduced our gross margin included the following:

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

Gross profit in the three and nine months ended August 25, 2002 was adversely affected by expenses of $3.8 million and $33.9 million, respectively, associated with plant closures in the U.S. and Scotland. Most of these expenses were for workers’ compensation and pension enhancements in the U.S.

Unlike in prior periods, gross profit in the 2003 period does not include postretirement medical benefits related to manufacturing employees, as we have closed most of our manufacturing plants in the U.S. These costs, totaling approximately $10.0 million and $30.0 million for the three and nine months ended August 24, 2003, respectively, are now reflected in marketing, general and administrative expenses. For the three and nine months ended August 25, 2003, the translation impact of stronger foreign currencies had an adverse impact on gross profit.

Taking all of the above factors into account, gross margins for the three and nine months ended August 24, 2003, were lower compared to the same periods last year. We believe that intense price deflation worldwide has compounded the downward pressure on our gross margins. The average out-the-door selling price for jeans and causal pants continues to decline. We took wholesale price reductions earlier this year to remain competitive and have taken additional actions to move inventory and support retailers’ margins. These steps directly affect our gross margin.

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

Marketing, general and administrative expenses.    Marketing, general and administrative expenses for the three months ended August 24, 2003 decreased 37.4% to $214.3 million compared to $342.6 million for the same period in 2002, and for the nine months ended August 24, 2003 decreased 11.1% to $864.5 million compared to $972.0 million for the same period in 2002. For the three and nine months ended August 24, 2003, marketing, general and administrative expenses benefited from the translation impact of stronger foreign currencies. As a percentage of sales, these expenses decreased to 19.8% for the three months ended August 24, 2003 compared to 33.6% for the same period in 2002, and decreased to 29.9% for the nine months ended August 24, 2003 compared to 33.7% for the same period last year.

A number of factors caused the decline in marketing, general and administrative expenses for the three and nine months ended August 24, 2003 compared to the same period in 2002:

•	We had lower long-term and annual incentive compensation expenses. Long-term incentive compensation expenses, including reversals, were approximately $129.1 million and $139.3 million for the three and nine months ended August 24, 2003, respectively. The reversals reflect our performance in 2003, our current expectations for 2004 and the impact of income tax expense and other items under our long-term incentive compensation plan. For the three and nine months ended August 24, 2003, our annual incentive compensation expense was $2.0 million for both periods. For the three and nine months ended August 25, 2002, our net long-term incentive compensation expense was $20.0 million and $60.0 million, and our annual incentive compensation expense was $12.8 million and $30.3 million, respectively.

•	We had a curtailment gain in the third quarter of 2003 of approximately $11.9 million due to an amendment to one of our postretirement medial plans and a displacement of salaried employees in our U.S. business. The amendment affects both employees and retirees, including changing eligibility for the plan and changing our contribution levels for medical and prescription drug coverage.

•	Our amortization expense for the nine months ended August 24, 2003 was approximately $8.0 million lower than in the same period in 2002 due to our adoption in 2003 of SFAS 142, “Goodwill and Other Intangible Assets.”

•	Our advertising expense in the three months ended August 24, 2003 decreased 7.9% to $70.4 million, compared to $76.4 million for the same period in 2002. Advertising expense for the nine months ended August 24, 2003 increased 6.5% to $225.8 million, compared to $212.1 million for the same period in 2002. Advertising expense in the three and nine months ended August 24, 2003 as a percentage of sales was 6.5% and 7.8%, respectively, (7.5% and 8.2%, respectively, of net sales excluding sales of Levi Strauss Signature™ products), compared to 7.5% and 7.4%, respectively, in the same periods in 2002. The decrease for the three months ended August 24, 2003 was primarily due to the timing of certain advertising campaigns.

These decreases were offset by expenses associated with our launch of the Levi Strauss Signature™ brand and inclusion in marketing, general and administrative expenses of postretirement health benefit costs relating to retired manufacturing employees as discussed above under “Gross profit.”

Marketing, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses for the three and nine months ended August 24, 2003 were $55.3 million and $152.6 million, respectively, compared to $45.2 million and $133.0 million for the same periods last year. The increases were primarily due to expenses associated with our entry into the mass channel.

Other operating income.    Other operating income includes royalty income we generate through licensing our trademarks to accessory, country and other licensees. Licensing income for the three months ended August

24, 2003 increased 70.9% to $10.3 million compared to $6.0 million for the same period in 2002. Licensing income for the nine months ended August 24, 2003 increased 32.5% to $27.3 million compared to $20.6 million for the same period in 2002. The increases reflect a higher number of licensees, higher sales of licensed accessories such as men’s leather accessories, hosiery, footwear and sleepwear and the introduction of licensed bed and bath products.

Restructuring charges, net of reversals.    For the three and nine months ended August 24, 2003, we recorded restructuring charges, net of reversals of $2.6 million and $(5.8) million, respectively, for asset write-offs and reversals associated with previously recorded restructuring charges relating to prior years’ reorganization activities.

For the three and nine months ended August 25, 2002, we recorded restructuring charges, net of reversals of $(15.8) million and $115.4 million. The charges were primarily associated with the closure of manufacturing plants and the reversals were associated with previously recorded restructuring charges relating to prior years’ reorganization activities.

Operating income.    Operating income for the three months ended August 24, 2003 was $190.6 million compared to $98.4 million for the same period in 2002. Operating income for the nine months ended August 24, 2003 was $319.2 million compared to $118.1 million for the same period in 2002. Operating income as a percentage of sales, or operating margin, was 17.6% for the three months ended August 24, 2003 compared to 9.6% for the same period last year, and 11.0% for the nine months ended August 24, 2003 compared to 4.1% for the same period last year.

The increase in operating income for the three months ended August 24, 2003 compared to the same period last year was primarily attributable to lower marketing, general and administrative expenses and higher other operating income, partially offset by lower gross margin. The increase in operating income for the nine months ended August 24, 2003 compared to the same period last year was primarily attributable to the reversal of long-term compensation expense. As described above, the lower marketing, general and administrative expenses reflect our business performance in 2003, our current plan for 2004 and the impact of the valuation allowance on computations under our long-term incentive compensation plan.

In addition, for the three months ended August 24, 2003, operating income included restructuring charges, net of reversals of $2.6 million for asset write-offs and reversals associated with previously recorded restructuring charges relating to prior years’ reorganization activities. For the nine months ended August 24, 2003, operating income included restructuring charges, net of reversals of $(5.8) million for reversals associated with previously recorded restructuring charges relating to prior years’ reorganization activities. For the three and nine months ended August 25, 2002, operating income included restructuring charges, net of reversals of $(15.8) million and $115.4 million, respectively, and restructuring-related expenses of $3.8 million and $33.9 million, respectively, primarily associated with the closure of manufacturing plants in 2002.

Interest expense.    Interest expense for the three months ended August 24, 2003 increased 29.0% to $62.5 million compared to $48.5 million for the same period in 2002. Interest expense for the nine months ended August 24, 2003 increased 33.5% to $185.6 million compared to $139.0 million for the same period in 2002. The higher interest expense was primarily due to higher average debt balances and higher effective interest rates in 2003. The increase in the higher average debt balances of $434.3 million was due primarily to tax settlement and incentive compensation payments in early 2003 and higher inventories.

The weighted average cost of borrowings for the three months ended August 24, 2003 and August 25, 2002 was 9.92% and 9.11%, respectively. The weighted average cost of borrowings for the nine months ended August 24, 2003 and August 25, 2002 was 9.94% and 9.06%, respectively. The increases in the weighted average interest rates reflect the issuance during the first quarter of 2003 of $575.0 million of senior notes due 2012 at an interest rate of 12.25%. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under unfunded deferred compensation plans and other items.

Other (income) expense, net.    The following table summarizes significant components of other (income) expense, net:

	Three Months Ended		Nine Months Ended
	August 24, 2003	August 25, 2002	August 24, 2003	August 25, 2002
($000s)		(Restated)		(Restated)
	(Dollars in Thousands)
Foreign exchange management contracts	$(7,895)	$19,997	$49,420	$41,148
Interest rate management contracts	—	—	—	(2,266)
Foreign currency transaction (gains) losses	6,595	17,640	(6,040)	6,217
Interest income	(1,567)	(5,589)	(4,227)	(6,647)
Gains on disposal of assets	(384)	(400)	(879)	(1,171)
Loss on early extinguishment of debt	831	—	15,226	—
Other	(705)	(4,832)	(1,827)	(8,743)

Total	$(3,125)	$26,816	$51,673	$28,538

We use foreign exchange management contracts, such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in other (income) expense, net. Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in other (income) expense, net.

The decrease in interest income for the three and nine months ended August 24, 2003 was primarily related to the receipt in the third quarter of 2002 of interest income on a refund arising from a legal settlement associated with custom duties in Mexico. The net gain on disposal of assets for the three and nine months ended August 24, 2003 relates to the sale of fixed assets associated with our 2002 U.S. plant closures. The loss on early extinguishment of debt for the three and nine months ended August 24, 2003 primarily related to our purchase of $327.3 million in principal amount of our 6.80% notes due November 1, 2003. The loss on early extinguishment of debt for the nine months ended August 24, 2003 also included the write-off of unamortized bank fees associated with the refinancing in January 2003 of our 2001 bank credit facility.

Income tax expense (benefit).    Income tax expense was $135.5 million for the three months ended August 24, 2003 compared to $16.7 million for the same period in 2002. Income tax expense was $186.2 million for the nine months ended August 24, 2003 compared to income tax benefit of $35.8 million for the same period in 2002. Income tax expense for the three and nine months ended August 24, 2003 includes a period expense for the valuation allowance of $223.0 million. We recorded a portion of the remaining $59.4 million of the valuation allowance through an adjustment in the annual effective tax rate reflected in the first, second and third quarter tax provision and recorded the balance in the fourth quarter tax provision.

Net income (loss).    Net income (loss) for the three months ended August 24, 2003 was $(4.3) million compared to $6.4 million for the same period in 2002. Net loss for the nine months ended August 24, 2003 was $(104.2) million compared to $(13.7) million for the same period in 2002. The impact of the valuation allowance on our income tax expense, together with increased interest expense resulting from higher average debt balances and effective interest rates in 2003, far offset the increase in our operating income, and drove the net loss for the three and nine months ended August 24, 2003 year.

Tax Matters

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

Based on our revised long-term forecast described above, we believe that it is more likely than not that we will not be able to fully utilize all of our foreign tax credits, state and foreign net operating losses and alternative minimum tax credits in the foreseeable future. As a result, during the year ended November 30, 2003, we recorded increases in our valuation allowance against certain of our deferred tax assets as follows:

•	a $166.0 million valuation allowance with respect to our future foreign tax credits related to our unremitted non-U.S. earnings;

•	a $49.1 million additional valuation allowance with respect to our foreign net operating loss carryforwards;

•	a $33.6 million additional valuation allowance with respect to our deferred tax assets for alternative minimum tax credits and state net operating loss carryforwards;

•	a $25.9 million valuation allowance with respect to our foreign tax credit carryforwards that must be utilized before the five-year carryforward period expires; and

•	a $7.9 million valuation allowance with respect to foreign deferred tax assets.

The total increase in the valuation allowance during the year ended November 30, 2003, was $282.4 million.

The valuation allowance increase and total expense of $186.2 million has been provided for the nine months ended August 24, 2003 using estimates for the annual effective rate.

Income tax expense for the three and nine months ended August 24, 2003 includes a period expense for the valuation allowance of $223.0 million. A portion of the remaining $59.4 million of the valuation allowance was recorded through an adjustment in the annual income tax rate reflected in the first, second and third quarter tax provision and recorded in the fourth quarter tax provision.

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

Liquidity and Capital Resources

Our principal cash requirements include working capital and payments of interest on our debt. We also expect to have the following additional cash requirements in fiscal year 2004:

•	net cash payments of approximately $140 million resulting from plant closures, organizational changes, indefinite suspension of installation of an enterprise resource planning system and other restructuring activities;

•	net cash payments of approximately $41 million under our postretirement health benefits plans;

•	net cash payments of approximately $20 million as contributions to our pension plans; and

•	net cash payments of approximately $40 for capital expenditures; and

•	net cash payments of approximately $30 million for foreign taxes.

These amounts do not reflect any actions we may take as a result of our work with Alvarez & Marsal, Inc.

We expect our key sources of cash to include earnings from operations and borrowing availability under our senior secured revolving credit facility. We expect working capital improvements, in the form of reduced raw materials and work-in-process inventories, from our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package sourcing. We believe we will have adequate liquidity in 2004 to operate our business and to meet our cash requirements. We also believe that we will be in compliance with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash and Cash Equivalents as of August 24, 2003

As of August 24, 2003, total cash and cash equivalents was $50.7 million, a $45.8 million decrease from the $96.5 million cash balance reported as of November 24, 2002. The decrease primarily reflected purchases of 6.80% notes due November 2003 that were partially offset by the issuance in the first quarter of 2003 of the 12.25% senior unsecured notes due 2012 and entry into the January 2003 senior secured credit facility.

Debt and Credit Facilities as of August 24, 2003

Debt, net of cash on hand was $2.3 billion as of August 24, 2003. This reflected an increase of $542.4 million since November 24, 2002. The increase in our net debt was due to incentive compensation payments made in the first quarter of 2003, higher inventory levels and payments in settlement of examinations by the Internal Revenue Service of our income tax returns for the years 1990 through 1995. As of August 24, 2003, our January 2003 senior secured credit facility consisted of $365.3 million of term loans and a $375.0 million revolving credit facility, of which $70.0 million of borrowings under the revolving credit facility were outstanding. Total availability under the revolving credit facility was reduced by $145.2 million of letters of credit allocated under the revolving credit facility, yielding a net availability of $159.8 million. Included in the $145.2 million of letters of credit at August 24, 2003 were $120.2 million of stand-by letters of credit with various international banks, of which $64.7 million serve as guarantees by the creditor banks to cover U.S.

workers’ compensation claims. We pay fees on the stand-by letters of credit and borrowings against letters of credit are subject to interest at various rates.

At August 24, 2003, we had unsecured and uncommitted short-term credit lines available totaling $32.8 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

New Loan Agreements; Liquidity as of February 29, 2004

On September 29, 2003, we entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility that replaced our existing January 2003 senior secured credit facility. These financing agreements are described below under “Financial Condition.” As of February 29, 2004, our availability under our domestic asset-based revolving credit facility was approximately $455 million and we had no outstanding loans. After taking into account usage of availability for other credit-related instruments such as documentary and standby letters of credit, our unused availability was approximately $269 million. In addition, we had highly liquid short-term investments in the U.S. totaling approximately $97 million, leaving us with total U.S. liquidity (availability and liquid short term investments) of approximately $366 million.

Anticipated Restructuring and Benefit Plan Payments

Restructuring Charges. We expect to make net cash payments of approximately $140 million in 2004 in respect of the plant closures, organizational changes, enterprise resource planning system suspension and other restructuring activities described in this Form 10-Q.

Postretirement Health Benefits. We maintain two plans that provide postretirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund postretirement benefits as claims and premiums are paid. We amended these plans in August 2003 and February 2004 to change the benefits coverage for certain employees and retired participants. We expect to make net cash payments of approximately $200 million under these plans in 2004 – 2008, including expected net cash payments of approximately $41 million in 2004. In addition, we expect to record in 2004 a curtailment gain of approximately $17 million and a net credit of $5.0 million. The net credit arises chiefly from the amortization of the unrecognized prior service cost generated as a result of the plan amendment.

Pension Plans. We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. We expect to make pre-tax contributions of approximately $167 million to our pension plans in 2004 – 2008, including expected payments of $20.0 million in 2004. Our plan to make these contributions reflects lower market interest rates in recent years, which have resulted in both an increase in present value of the future pension benefits and a decrease in our return assumptions for pension assets. In addition, our expectations for these future payments reflect our anticipation of adoption by the U.S. Department of Labor of a new mortality table. These expected payments are not in addition to the pension expense recorded for the applicable year and are based on estimates and are subject to change.

Other Cash Obligations and Commitments

We have no material special-purpose entities, off-balance sheet debt obligations or unconditional purchase commitments other than operating lease commitments. We do not have any material long-term raw materials supply agreements. We typically conduct business with our raw material suppliers, garment manufacturing and finishing contractors on an order-by-order basis.

Our total short-term and long-term debt principal payments as of August 24, 2003 and minimum operating lease payments for facilities, office space and equipment as of November 24, 2002 for the next five years and thereafter are as follows:

	Principal Payments as of 08/24/03*	Minimum Operating Lease Payments as of 11/24/02
	(Dollars in Thousands)
Year
2003	$25,605	$64,211
2004	149,774	58,375
2005	150,422	55,051
2006	784,945	52,646
2007	—	47,887
Thereafter	1,256,254	189,832

Total	$2,367,000	$468,002

*The principal payments included $22.6 million of the outstanding 6.80% notes due November 1, 2003. Under the January 2003 senior secured credit facility, we were required to segregate funds in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). As of August 24, 2003, this amount was $23.4 million, which includes $0.8 million of accrued interest, and is separately identified on the balance sheet as “Restricted cash.” The table above does not reflect our new financing agreements entered into on September 29, 2003. These financing agreements are described below under “Financial Condition.”

Cash Used For/Provided By Operating Activities

Cash used for operating activities for the nine months ended August 24, 2003 was $418.4 million, as compared to cash provided by operating activities of $20.0 million for the same period in 2002. The decrease in operating cash flow is attributable primarily to an increase in inventories resulting from the introduction of the Levi Strauss Signature™ brand and preparation for the fourth quarter sales, which are typically higher than in other quarters. In addition, we made payments in the first quarter of 2003 of approximately $95 million, net of employee deferrals, under our employee incentive compensation plan and $110 million in settlement of examinations by the Internal Revenue Service of our income tax returns for the years 1990 through 1995.

Cash Used For Investing Activities

Cash used for investing activities for the nine months ended August 24, 2003 was $61.7 million compared to cash used for investing activities of $36.6 million during the same period in 2002. Cash used for investing activities for the nine months ended August 24, 2003 resulted primarily from purchases of information systems enhancements and realized losses on net investment hedges. These items were partially offset by proceeds primarily from the sale of assets associated with the U.S. plant closures.

Cash Provided By/Used For Financing Activities

Cash provided by financing activities for the nine months ended August 24, 2003 was $433.0 million, compared to cash used for financing activities of $25.8 million for the same period in 2002. Cash provided by financing activities during the nine months ended August 24, 2003 primarily reflected the issuance of the 12.25% senior unsecured notes due 2012 and the January 2003 senior secured credit facility. These items were partially offset by the maturity and repayment of $350.0 million in principal amount of our 6.80% notes due November 1,

2003, debt issuance costs associated with our first quarter 2003 debt financing transactions, and the retirement of our European receivables securitization financing arrangements and the retirement of an industrial development revenue refunding bond. Under the January 2003 senior secured credit facility, we were required to segregate funds in an amount sufficient to repay the 6.80% notes due November 1, 2003 at maturity (including any interim scheduled interest payments). On November 3, 2003, we repaid the remaining $22.7 million in principal amount plus accrued interest of the 6.80% notes using the segregated funds.

Financial Condition

January 2003 Senior Secured Credit Facility

Our January 2003 senior secured credit facility in place as of August 24, 2003 consisted of a $375.0 million revolving credit facility and a $375.0 million Tranche B term loan facility. As of August 24, 2003, there was $70.0 million outstanding under the January 2003 senior secured credit facility. Total availability as of August 24, 2003 under the January 2003 revolving credit facility was reduced by $145.2 million of letters of credit allocated under the facility, yielding a net availability of $159.8 million. As of August 24, 2003, the principal balance of the Tranche B term loan was $365.3 million. We used the borrowings under the January 2003 senior secured credit facility for working capital and general corporate purposes.

Under the January 2003 senior secured credit facility, the interest rates for the revolving credit facility varied: for Eurodollar Rate Loans and Letters of Credit, from 3.50% to 4.25% over the Eurodollar Rate (as defined in the credit agreement) or, for Base Rate Loans, from 2.50% to 3.25% over the higher of (i) the Citibank base rate or (ii) the Federal Funds rate plus 0.50% (the “Base Rate”), with the exact rate in each case depending upon performance under specified financial criteria. The interest rate for the Tranche B term loan facility was 4.25% over the Eurodollar Rate or 3.25% over the Base Rate.

The January 2003 senior secured credit facility required that we segregate sufficient funds to satisfy all principal and interest payments on the outstanding 6.80% notes due November 2003 and allow for repurchase of these notes prior to their maturity. As of August 24, 2003, the segregated amount was $23.4 million, which included $0.8 million of accrued interest, and is separately identified on the balance sheet as “Restricted cash.”

Pending completion of a refinancing transaction, we obtained on September 17, 2003 a limited waiver of compliance with certain financial covenants under the January 2003 senior secured credit facility. As discussed below, on September 29, 2003, we entered into a new $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility that replaced the January 2003 senior secured credit facility. As a result, it was not necessary to reclassify the outstanding debt on the January 2003 senior secured credit facility to current maturities of long-term debt.

New Financing Agreements

Principal Amount; Use of Proceeds. On September 29, 2003, we entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. We used the borrowings under these agreements to refinance our January 2003 senior secured credit facility and our 2001 domestic receivables securitization agreement, and will also use the borrowings for working capital and general corporate purposes.

Term Loan. Our term loan consists of a single borrowing of $500.0 million, divided into two tranches, a $200.0 tranche million subject to a fixed rate of interest and a $300.0 million tranche subject to floating rates of interest. The loan matures on September 29, 2009. Principal payments on the term loan in an amount equal to 0.25% of the initial principal amount must be made quarterly commencing with the last day of the first fiscal quarter of 2004, and the remaining principal of the loan must be repaid at maturity. We have limited ability to voluntarily prepay any part of the term loan prior to March 31, 2007. Our term loan also requires mandatory prepayments in specified circumstances, such as if we engage in a sale of certain intellectual property assets.

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

The revolving credit facility agreement contains a similar note refinancing requirement with respect to the 2006 notes, except that the consequence of a failure to repay the notes is a breach of covenant, not early maturity. We may also satisfy this requirement under the revolving credit facility if we reserve cash or have borrowing availability sufficient to repay the 2006 notes and thereafter have $150.0 million of borrowing availability under the revolving credit facility.

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

Guaranties and Security. Our obligations under each of the term loan and revolving credit facility are guaranteed by our domestic subsidiaries. The revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the revolving credit facility are all of our most valuable real property interests and all of the capital stock of our affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing our notes due 2006 and our Yen-denominated Eurobond due 2016 (such restricted subsidiaries also are not permitted to be guarantors). The term loan is secured by a lien on trademarks, copyrights and other related intellectual property and by a second-priority lien on the assets securing the revolving credit facility.

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

Senior Unsecured Notes Due November 1, 2003

Our 6.80% notes matured on November 1, 2003. During the first half of 2003, we purchased $327.3 million in principal amount of the 6.80% notes using proceeds from our senior notes offering due 2012. Approximately $184 million of these repurchases resulted from a tender offer made by us on April 8, 2003 to purchase for cash any and all of the outstanding 6.80% notes, at a purchase price of $1,024.24 per $1,000.00 principal amount. The debt tender offer expired on May 7, 2003.

At August 24, 2003, $22.6 million of these notes were outstanding. Under the January 2003 senior secured credit facility, we were required to segregate funds in an amount sufficient to repay the 6.80% notes at maturity (including any interim scheduled interest payments). As of August 24, 2003, the segregated amount was $23.4 million, which included $0.8 million of accrued interest, and is separately identified on the balance sheet as “Restricted cash.” On November 3, 2003, we repaid the $22.7 million in principal amount plus accrued interest of the 6.80% notes using the segregated funds.

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

European Receivables Financing

On March 14, 2003, we terminated our European receivables securitization agreements and repaid the outstanding equivalent amount of $54.3 million.

Industrial Development Revenue Refunding Bond

On June 3, 2003 we repaid the outstanding amount of $10.0 million on an industrial development revenue refunding bond relating to our Canton, Mississippi customer service center.

Credit Ratings

On September 10, 2003, Standard & Poor’s Ratings Services, or S&P, lowered our ratings including our corporate credit rating to “B” from “BB-” with a stable outlook. On September 22, 2003, S&P assigned a “BB” rating to our new $650.0 million revolving senior secured credit facility and a “BB-” rating to our new $500.0 million senior secured term loan facility. On October 10, 2003, S&P revised its outlook on us to negative from stable and affirmed all its outstanding ratings, including our corporate credit rating of “B.” On November 13, 2003, S&P placed our ratings on CreditWatch with negative implications. On December 9, 2003, S&P lowered our ratings on our long-term corporate credit and senior unsecured debt ratings to “CCC” from “B,” on our new $650.0 million revolving senior secured credit facility to “B” from “BB” and on our new $500.0 million senior secured term loan facility to “B-” from “BB-.” In addition, S&P removed our ratings from “CreditWatch” and said the outlook is “developing.”

On September 12, 2003, Fitch Ratings, or Fitch, affirmed our senior unsecured debt rating at “B.” In addition, Fitch stated that it expected to rate our new $650.0 million asset-based revolving credit facility at “BB” and our new $500.0 million term loan at “BB-.” On November 13, 2003, Fitch lowered our ratings on our senior unsecured debt to “B-” from “B,” our new $650.0 million asset-based revolving credit facility to “BB-” from “BB” and our new $500.0 million term loan to “B+” from “BB-.” On December 2, 2003, Fitch lowered our ratings on our senior unsecured debt to “CCC+” from “B-,” our new $650.0 million asset-based revolving credit facility to “B+” from “BB-” and our new $500.0 million term loan to “B” from “B+.” Fitch’s rating outlook remains negative.

On September 22, 2003, Moody’s Investor Service, or Moody’s, lowered our ratings on our senior unsecured notes to “Ca” from “B3,” our senior implied rating to “Caa1” from “B2,” and our January 2003 senior secured credit facility to “B3” from “B1.” Moody’s also assigned a prospective rating of “(P)Caa1” to our new term loan facility. On November 13, 2003, Moody’s lowered our ratings on our new $500.0 million term loan to “Caa2” from “Caa1” and our senior implied rating to “Caa2” from “Caa1.” Moody’s also changed the ratings outlook to negative from stable.

These credit rating agency actions do not trigger any obligations or other provisions under our financing agreements or our other contractual relationships.

New Accounting Standards

Note 1 to the Consolidated Financial Statements summarizes our adoption of the following new accounting standards:

    2002 Fiscal Year

•	SFAS 141 “Business Combinations;”

    2003 Fiscal Year

•	SFAS 142 “Goodwill and Other Intangible Assets;”

•	SFAS 143 “Accounting for Asset Retirement Obligations;”

•	SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets;”

•	SFAS 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections;”

•	SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities;”

•	FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and

•	SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

Our adoption of these standards at the dates indicated in Note 1 did not have a material impact on our consolidated financial condition or results of operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes forward-looking statements about:

•	general economic and retail conditions;

•	sales performance and trends;

•	new product introductions;

•	retail conditions and retailer practices;

•	marketing and advertising initiatives;

•	liquidity and compliance with the financial covenants in our credit agreements;

•	sales of our products in unauthorized retail channels;

•	capital expenditures;

•	income tax audit settlements and payments;

•	deferred tax assets and other tax items;

•	retention of Alvarez & Marsal, Inc. and resulting strategies and actions;

•	our long-term incentive compensation plan and payments;

•	restructuring charges and related expenses;

•	employee pension and postretirement health benefit plan contributions;

•	workforce reductions; and

•	other matters.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

These forward-looking statements are subject to risks and uncertainties including, without limitation:

•	changing domestic and international retail environments;

•	ongoing price and other competitive pressures in the apparel industry;

•	the effectiveness of our promotion and incentive programs with retailers;

•	changes in the level of consumer spending or preferences in apparel;

•	dependence on key distribution channels, customers and suppliers;

•	changing fashion trends;

•	risks related to the impact of consumer and customer reactions to new products including our mass channel products;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of potential future restructuring activities;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	our supply chain executional performance;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	trade restrictions and tariffs;

•	political or financial instability in countries where our products are manufactured; and

•	other risks detailed in our annual report on Form 10-K for the year ended November 30, 2003, registration statements and other filings with the Securities and Exchange Commission.

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

The tables below give an overview of the fair values of derivative instruments reported as an asset or liability and the realized and unrealized gains and losses associated with our foreign exchange and interest rate management activities reported in “Other (income) expense, net.” The derivatives expired at various dates through October 2003.

	August 24, 2003 Fair value Asset (liability)	November 24, 2002 Fair value Asset (liability)
		(Restated)
	(Dollars in Thousands)
Foreign Exchange Management	$10,506	$(2,851)

Interest Rate Management	$—	$—

	Three Months Ended August 24, 2003		Three Months Ended August 25, 2002		Nine Months Ended August 24, 2003		Nine Months Ended August 25, 2002
	Other (income) expense, net		Other (income) expense, net		Other (income) expense, net		Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized		Unrealized
			(Restated)				(Restated)
	(Dollars in Thousands)
Foreign Exchange Management	$2,389	$(10,284)	$38,596	$(18,599)	$57,140	$(7,720)	$33,348		$7,800

Interest Rate Management	$—	$—	$—	$—	$—	$—	$2,266	(1)	$(2,266)

(1)	Recorded as an increase to interest expense.

Foreign Exchange Risk

Foreign exchange market risk exposures are primarily related to cash management activities, raw material and finished goods purchases (sourcing), net investment positions, royalty flows from affiliates and debt. To manage the volatility relating to these exposures, we evaluate them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, we enter into various derivative transactions in accordance with our currency risk management policies, aimed at covering the spot risk at inception of the exposure. We do not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. We do not apply hedge accounting to our foreign currency derivative transactions, except for certain net investment hedging activities. In 2003, we defined as part of our foreign currency risk management policy a hedge ratio limit. The hedge ratio measures the relationship between the notional amount of the hedging instrument and the hedged item. Our foreign exchange policy requires that the hedge ratio be between 50% and 100%. At August 24, 2003, our hedge ratio was 86.5%, while the minimum hedge ratio during the quarter was 76.4%.

At August 24, 2003, we had U.S. dollar spot and forward currency contracts to buy $746.0 million and to sell $310.8 million against various foreign currencies. These contracts were at various exchange rates and expired at various dates through October 2003.

At August 24, 2003, we bought U.S. dollar option contracts resulting in a net long position against various foreign currencies of $69.8 million, should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net long position against various currencies of $5.0 million, should the options be exercised. The option contracts are at various strikes and expire at various dates until October 2003.

For more information about market risk, see Notes 7 and 8 to the Consolidated Financial Statements.

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

We conducted the evaluation of our disclosure controls and procedures taking into account the matters identified as a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) in a letter we received from our independent auditors, as well as the measures we are taking in response to this letter. The letter from the independent auditors related to the matters described above in “Management’s Discussion and Analysis and Results of Operations—Recent Developments: Accounting and Related Matters—Letter from Independent Auditor.”

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Wrongful Termination Litigation    On April 14, 2003, two former employees of our tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances on deferred tax assets. They also allege that, as a result of these and other tax-related transactions, our financial statements for several years violate generally accepted accounting principles and Securities and Exchange Commission regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by us to withhold information concerning these matters from our auditors and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief of the court may find proper.

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

The scope of the Audit Committee investigation was to review issues raised in the complaint. The Audit Committee retained independent counsel, Simpson Thacher & Bartlett LLP, to assist it in the investigation. An independent accounting firm was retained by Simpson Thacher & Bartlett to consult on specified accounting issues. The investigation took place over a period of approximately four and one-half months, and involved extensive discussions with employees of the company, various legal and tax advisors, and our independent auditors as well as extensive review of documents.

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

Class Action Securities Litigation    On December 12, 2003, a putative bondholder class action styled Orens v. Levi Strauss & Co., et al., Case No. C-03-5605, RMW (HRL), was filed in the United States District Court for the Northern District of California against us, our chief executive officer and our former chief financial officer. The action purports to be brought on behalf of purchasers of our bonds in the period from January 10, 2001 to October 9, 2003, and makes claims under the federal securities laws, including Section 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that we lacked adequate internal controls such that we were unable to ascertain our true financial condition. Plaintiffs contend that such statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

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

Saipan Class Action Litigation    In April 2000, we were named as an additional defendant in a class action suit filed in 1999 in federal district court in Saipan by non-resident garment workers, who currently or formerly worked in Saipan, against several manufacturers operating on the island. (Saipan is a U.S. commonwealth in the Northern Mariana Islands.) The complaint related to working conditions for the operators in Saipan facilities and alleged violation of the Racketeer Influenced and Corrupt Organization Act, the Alien Tort Claims Act and state common and international law. All other defendants settled the lawsuit in September 2002 for $20.0 million. We refused to join the settlement as we believed that the allegations about us in the lawsuit were not true.

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

Item 6.     Exhibits and Reports on Form 8-K:

(A)  Exhibits:

10.1	Amendment to Revised Employee Retired Plan effective June 1, 2003. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.2	Amendment to Long-Term Investment and Savings Plan effective June 1, 2003. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.3	Credit Agreement, dated September 29, 2003, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, Fleet Retail Finance Inc. as Sole Syndication Agent, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.4	Pledge and Security Agreement, dated September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.5	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.6	Credit Agreement, dated as of September 29, 2003, between the Registrant, Bank of America, N.A. as Administrative Agent, and The Lenders Party thereto and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.7	Guaranty, dated as of September 29, 2003, entered into by certain Subsidiaries of the Registrant in favor of Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.7 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.8	Intellectual Property Security Agreement, dated as of September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.8 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.9	Second-Lien Pledge and Security Agreement, dated as of September 29, 2003 between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Administrative Agent. Previously filed as Exhibit 99.9 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Section 906 certification. Furnished herewith.

(B)  Reports on Form 8-K:

Current Report on Form 8-K dated June 10, 2003 and filed pursuant to Item 9 of the report and containing a copy of the Company’s press release dated June 10, 2003 titled “Levi Strauss & Co. Extends Exchange Offer for Its 12 ¼% Dollar-denominated Notes Due 2012.”

Current Report on Form 8-K dated June 25, 2003 and filed pursuant to Item 5 of the report and containing a copy of an amendment to the Company’s Credit Agreement.

Current Report on Form 8-K dated June 26, 2003 and furnished under Items 9 and 12 of the report and containing a copy of the Company’s press release dated June 26, 2003 titled “Levi Strauss & Co. Announces Second-Quarter 2003 Financial Results.”

Current Report on Form 8-K dated July 2, 2003 and filed under Item 5 of the report and containing a copy of the Company’s press release dated July 2, 2003 titled “Levi Strauss & Co. Names Pat House to Board of Directors.”

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

Current Report on Form 8-K dated September 22, 2003 and filed under Item 9 of the report and containing a copy of Moody’s Investors Service’s press release dated September 22, 2003 titled “Moody’s Investors Service Downgrades Levi Strauss & Co.’s Sr. Unsecured Notes to Ca from B3 – Senior Implied to Caa1 from B2 – Assigns (P)Caa1 to Proposed Gtd Secured Term Loan Due 2009.”

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

Current Report on Form 8-K dated October 9, 2003 and furnished under Item 12 of the report and containing, on a voluntary basis, the following sections from the draft Form 10-Q for the quarter ended August 24, 2003: Item 1—“Financial Statements (unaudited);” Item 2—“Management’s Discussion and

Analysis of Financial Condition and Results of Operations;” and Item 3—“Quantitative and Qualitative Disclosure about Market Risk.”

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

Current Report on Form 8-K dated March 1, 2004 and furnished under Items 9 and 12 of the report and containing a copy of the Company’s press release dated March 1, 2004 titled “Levi Strauss & Co. Announces Fiscal Year 2003 Financial Results.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2004	LEVI STRAUSS & CO. (Registrant)

	By:	/s/ PHILIP A. MARINEAU

Philip A. Marineau
President and Chief Executive Officer