Form 10-Q
period 2004-02-29
LEVI STRAUSS & CO
filed 2004-04-13
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

Common Stock $.01 par value—37,278,238 shares outstanding on April 9, 2004

LEVI STRAUSS & CO.

INDEX TO FORM 10-Q

FEBRUARY 29, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	February 29, 2004	November 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$153,753	$203,940
Trade receivables, net of allowance for doubtful accounts of $25,473 in 2004 and $26,956 in 2003	550,057	555,106
Inventories:
Raw materials	46,867	57,925
Work-in-process	37,178	36,154
Finished goods	527,854	585,989

Total inventories	611,899	680,068
Deferred tax assets, net of valuation allowance of $25,281 in 2004 and in 2003	118,245	131,827
Other current assets	89,422	104,176

Total current assets	1,523,376	1,675,117
Property, plant and equipment, net of accumulated depreciation of $500,884 in 2004 and $491,121 in 2003	444,595	486,714
Goodwill, net of accumulated amortization of $151,569 in 2004 and in 2003	199,905	199,905
Other intangible assets, net of accumulated amortization of $36,429 in 2004 and $36,349 in 2003	44,703	44,722
Non-current deferred tax assets, net of valuation allowance of $324,269 in 2004 and in 2003	527,879	490,021
Other assets	84,507	87,283

Total Assets	$2,824,965	$2,983,762

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$31,401	$34,700
Accounts payable	198,489	296,188
Restructuring reserves	78,077	96,406
Accrued liabilities	217,940	244,520
Accrued salaries, wages and employee benefits	217,059	195,129
Accrued taxes	25,799	29,863

Total current liabilities	768,765	896,806
Long-term debt, less current maturities	2,285,757	2,281,729
Postretirement medical benefits	534,423	555,008
Pension liability	253,480	250,814
Long-term employee related benefits	178,146	193,188
Long-term tax liabilities	146,013	143,082
Other long-term liabilities	33,108	32,576
Minority interest	22,565	23,731

Total liabilities	4,222,257	4,376,934

Stockholders’ Equity (Deficit):
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,387,185)	(1,384,818)
Accumulated other comprehensive loss	(99,288)	(97,535)

Stockholders’ (deficit)	(1,397,292)	(1,393,172)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,824,965	$2,983,762

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	February 29, 2004	February 23, 2003
		(Restated)
Net sales	$962,304	$877,034
Cost of goods sold	554,058	516,882

Gross profit	408,246	360,152
Selling, general and administrative expenses	301,695	304,770
Other operating income	(8,513)	(7,316)
Restructuring charges, net of reversals	54,362	(3,050)

Operating income	60,702	65,748
Interest expense	68,227	59,679
Other (income) expense, net	(1,591)	34,615

Loss before taxes	(5,934)	(28,546)
Income tax expense (benefit)	(3,566)	29,500

Net loss	$(2,368)	$(58,046)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	February 29, 2004	February 23, 2003
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(2,368)	$(58,046)
Adjustments to reconcile net cash used for operating activities:
Depreciation and amortization	15,528	14,908
Asset write-offs associated with restructuring charges	33,782	—
Loss (gain) on dispositions of property, plant and equipment	45	(142)
Unrealized foreign exchange (gains) losses	(9,270)	11,290
Decrease in trade receivables	407	125,842
Decrease in income taxes receivables	348	901
Decrease (increase) in inventories	64,013	(18,355)
Decrease (increase) in other current assets	20,274	(12,908)
Decrease (increase) in other long-term assets	3,670	(25,656)
(Increase) decrease in net deferred tax assets	(20,175)	30,704
(Decrease) in accounts payable and accrued liabilities	(107,800)	(62,692)
(Decrease) in restructuring reserves	(18,329)	(24,497)
Increase (decrease) in accrued salaries, wages and employee benefits	22,213	(47,520)
(Decrease) in accrued taxes	(3,767)	(13,157)
(Decrease) in long-term employee related benefits	(35,778)	(75,920)
Increase in other long-term liabilities	3,446	1,032
Other, net	(970)	2,008

Net cash used for operating activities	(34,731)	(152,208)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,581)	(20,408)
Proceeds from sale of property, plant and equipment	588	5,092
Cash (outflow) from net investment hedges	(8,052)	(10,625)

Net cash used for investing activities	(10,045)	(25,941)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	982,560
Repayments of long-term debt	(3,310)	(274,455)
Net decrease in short-term borrowings	(1,821)	(3,494)
Debt issuance costs	(284)	—
Restricted cash	—	(244,272)

Net cash provided by (used for) financing activities	(5,415)	460,339

Effect of exchange rate changes on cash	4	2,766

Net (decrease) increase in cash and cash equivalents	(50,187)	284,956
Beginning cash and cash equivalents	203,940	96,478

Ending cash and cash equivalents	$153,753	$381,434

Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	$82,669	$40,478
Income taxes	10,109	18,014
Restructuring initiatives	39,174	21,447

The accompanying notes are an integral part of these financial statements.

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

The consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 29, 2004 may not be indicative of the results to be expected for the year ending November 28, 2004.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2004 fiscal year consists of 52 weeks ending November 28, 2004. Each quarter of fiscal year 2004 consists of 13 weeks. The 2003 fiscal year consisted of 53 weeks ended November 30, 2003. The first, second and third quarters of fiscal year 2003 consisted of 13 weeks and the fourth quarter of 2003 consisted of 14 weeks.

The consolidated financial statements for the quarter ended February 23, 2003 have been restated. All information in the notes to the consolidated financial statements referring to the quarter ended February 23, 2003 give effect to this restatement. Information about the restatement is included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on March 1, 2004.

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

The Company recognizes allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. Allowances principally relate only to the Company’s U.S. operations and primarily reflect price discounts, non-volume-based incentives and other returns and discounts. The Company estimates non-volume-based allowances by considering special customer and product-specific circumstances as well as historical customer claim rates. Actual allowances may differ from estimates due primarily to changes in sales volume based on retailer or consumer demand.

Inventory valuation. The Company values inventories at the lower of cost or market value. Inventory costs are based on standard costs on a first-in first-out basis, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. The Company considers various factors, including estimated quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company then estimates expected selling prices based on its historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions. The Company reduced during the three months ended February 29, 2004 its estimated allowance for obsolete and slow-moving inventory by approximately $5.3 million due to further improvements in its estimation process. These improvements related to the definition of product attributes that are taken into consideration in evaluating the likelihood of recovery rates below cost.

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

For initiatives commenced after December 31, 2002, the Company recorded restructuring reserves in compliance with Statement of Financial Accounting Standards No. (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates.

Income tax assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to estimated realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on estimated assessments of future taxable income, ability to use foreign tax credit carryforwards and carrybacks and net operating losses; U.S. and foreign tax settlements; the effectiveness of tax planning strategies in the various relevant jurisdictions; and other factors. The Company is also subject to examination of income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes. Changes in the Company’s valuation of the deferred tax assets and liabilities or changes in the income tax provision may affect its annual effective income tax rate.

In January 2004, the Company revised the forecast used in valuing net deferred tax assets as of November 30, 2003. The revised forecast took into account recent business performance but assumed no change over the forecast period from current performance levels including any revenue growth or any additional cost reduction or other performance improvement actions the Company may take in 2004 as they are not yet determinable. The Company used the same forecast in valuing net deferred tax assets as of February 29, 2004. The Company performs a detailed analysis of all its deferred tax assets on an annual basis.

Derivative and foreign exchange management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The Company actively manages foreign currency exposures on an economic basis, using forecasts to develop exposure positions to protect the U.S. dollar value of cash flows.

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

The Company accounts for its U.S. and certain foreign defined benefit pension plans and its postretirement benefit plans using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations, as well as in accordance with its credit agreements.

Net pension income or expense is determined using assumptions as of the beginning of each fiscal year. These assumptions are established at the end of the prior fiscal year and include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. The Company uses a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models.

The long-term liability balance for the Company’s pension plans was $253.5 million and $250.8 million as of February 29, 2004 and November 30, 2003, respectively. The short-term pension liability was $9.5 million and $4.5 million as of February 29, 2004 and November 30, 2003, respectively, and is recorded in “Accrued salaries, wages and employee benefits.” The long-term liability balance for the Company’s postretirement benefit plans was $534.4 million and $555.0 million as of February 29, 2004 and November 30, 2003, respectively. The short-term liability balance for postretirement benefit plans was $41.4 million as of both February 29, 2004 and November 30, 2003, respectively, and is recorded in “Accrued salaries, wages and employee benefits.”

Employee Incentive Compensation. The Company maintains certain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company’s short-term and long-term success. Compensation under the short-term plan is based on a combination of Company performance against pre-established targets (principally relating to (i) earnings before interest, taxes, depreciation and amortization and (ii) cash flow) and individual performance and management level. Compensation under the principal long-term plan in place during 2004 reflects both Company performance and retention features. The plan covers a 19-month period ending in July 2005. Performance elements are based on achievement against pre-established targets principally relating to (i) earnings before interest, taxes, depreciation and amortization and (ii) cash flow, and on compliance with the financial covenants contained in the Company’s credit agreement. (For more information, see Note 10 to the Consolidated Financial Statements.) Provisions for employee incentive compensation are recorded in accrued salaries, wages and employee benefits and long-term employee related benefits. Changes in the liabilities for these incentive plans correlate with the Company’s financial results and projected future financial performance and could have a material impact on the consolidated financial statements and on future financial performance.

The Company estimates annual employee incentive compensation based upon several performance measures similar to its long-term incentive program. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company recognized a net expense in selling, general and administrative expense of $9.8 million and $5.1 million for the three months ended February 29, 2004 and February 23, 2003, respectively. The liability balances for the Company’s annual employee incentive plans were $20.3 million and $10.5 million as of February 29, 2004 and November 30, 2003, respectively.

The Company recorded an expense of $12.2 million and a net reversal of $2.2 million for the three months ended February 29, 2004 and February 23, 2003, respectively. The net reversal during the prior year was attributable to lower expected payouts due to changes in the Company’s forecasted financial performance. As of February 29, 2004, the short-term and long-term liability balance was $9.1 million and $3.1 million, respectively. As of November 30, 2003 the short-term and long-term liability balances were $0.

Long-lived Assets Held for Sale

At February 29, 2004 and November 30, 2003, the Company had approximately $6.9 million and $2.2 million, respectively, of long-lived assets held for sale and is recorded in “Property, plant and equipment.” Long-lived assets held for sale are primarily comprised of assets associated with a closed manufacturing plant in San Antonio, Texas. (See Note 3 to the Consolidated Financial Statements.)

New Accounting Standards

In December 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS 132 requires that information be provided separately for pension plans and for other post-retirement benefit plans. SFAS 132 is effective for annual financial statements with fiscal years ending after December 15, 2003. The Company will adopt the revised SFAS 132 disclosure requirements in its 2004 Form 10-K.

NOTE 2: COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended
	February 29, 2004	February 23, 2003
	(Dollars in Thousands)
		(Restated)
Net loss	$(2,368)	$(58,046)

Other comprehensive income (loss):
Net investment hedge losses	(2,905)	(6,985)
Foreign currency translation gains	1,152	9,149

Total other comprehensive income (loss)	(1,753)	2,164

Total comprehensive loss	$(4,121)	$(55,882)

The following is a summary of the components of accumulated other comprehensive income (loss) balances:

	February 29, 2004	November 30, 2003
	(Dollars in Thousands)
Net investment hedge gains	$1,081	$3,986
Foreign currency translation losses	(11,415)	(12,567)
Additional minimum pension liability	(88,954)	(88,954)

Accumulated other comprehensive loss	$(99,288)	$(97,535)

NOTE 3: RESTRUCTURING RESERVES

SUMMARY

The following describes the activities associated with the Company’s reorganization initiatives. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, other restructuring costs, and foreign exchange differences. The balance of severance and employee benefits and other restructuring costs are included in restructuring reserves on the balance sheet.

The total balance of the reserves at February 29, 2004 was $78.1 million compared to $96.4 million at November 30, 2003. The Company expects to utilize the majority of the reserve balances during fiscal year 2004. For the three months ended February 29, 2004, the Company recognized restructuring charges of $54.8 million of which $42.8 million represented costs associated with the indefinite suspension of an enterprise resource planning system and $12.0 million represented additional charges relating to other activities that became probable and estimable or were expensed as incurred.

The following table summarizes the activities and liability balances associated with restructuring initiatives from 2001 through the first quarter of 2004:

	November 30, 2004	Restructuring Charges	SG&A* Charges	Restructuring Reductions	SG&A* Reversals	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
2004 ERP** Installation Indefinite Suspension	$—	$9,010	$—	$(3,539)	$—	$—	$5,471
2003 U.S. Organizational Changes***	16,641	8,018	—	(7,984)	—	—	16,675
2003 North America Plant Closures***	42,930	3,223	—	(11,432)	—	—	34,721
2003 Europe Organizational Changes	27,889	744	—	(13,655)	—	(415)	14,563
2002 Europe Reorganization Initiative	4,462	—	265	(2,020)	—	—	2,707
2002 U.S. Plant Closures	4,415	—	—	(479)	—	—	3,936
2001 Corporate Restructuring Initiatives	69	—	—	(65)	—	—	4

Restructuring Reserves	$96,406	20,995	$265	$(39,174)	$—	$(415)	$78,077

2004 ERP** Asset Write-offs		33,761
2003 North America Plant Closures—Asset Write-offs		21

Total		$54,777

*	SG&A refers to selling, general and administrative expenses.
**	ERP refers to enterprise resource planning system.
***	Beginning balance includes a reallocation to correct a prior classification of $2.3 million liability for benefit costs from the 2003 U.S. organizational changes to the 2003 North America plant closure restructuring initiative.

2004 Indefinite Suspension of Enterprise Resource Planning System Installation

In December 2003, the Company indefinitely suspended the installation of an enterprise resource planning system in order to reduce costs and prioritize work and resource use. During the first quarter of 2004, the Company recorded charges of $2.4 million reflecting the displacement of approximately 40 employees, $6.6 million for other restructuring costs such as expenses incurred because of project contractual commitments, and $33.8 million to write-off capitalized costs related to the project. As of February 29, 2004, approximately 40 employees had been displaced.

During the remainder of fiscal year 2004, the Company expects to incur additional employee-related restructuring costs of approximately $0.1 million for termination benefits.

The table below displays the restructuring activity and liability balance of the reserve for the 2004 ERP installation indefinite suspension.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$—	$2,414	$(438)	$—	$1,976
Other restructuring costs	—	6,596	(3,101)	—	3,495

Restructuring reserves	$—	$9,010	$(3,539)	$—	$5,471

Asset write-offs		33,761

Total		$42,771

2003 U.S. Organizational Changes

On September 10, 2003 the Company announced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. In connection with these efforts, the Company recorded a charge in the fourth quarter of 2003 of $22.4 million reflecting the displacement of approximately 350 salaried employees in various U.S. locations. The Company recorded charges in the first quarter of 2004 of $8.0 million for additional severance and benefits related to the displacement of approximately 185 employees and other restructuring costs. As of February 29, 2004, approximately 500 employees had been displaced, and the remainder will be displaced during 2004.

During the remainder of fiscal year 2004, the Company expects to incur additional employee-related restructuring costs related to this initiative of approximately $3.5 million for termination benefits and other restructuring costs.

The table below displays the activity and liability balance of the reserve for the 2003 U.S. organizational changes.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$16,641	$7,505	$(7,618)	$—	$16,528
Other restructuring costs	—	513	(366)	—	147

Total	$16,641	$8,018	$(7,984)	$—	$16,675

2003 North America Plant Closures

The Company closed its sewing and finishing operations in San Antonio, Texas in January 2004. The Company displaced approximately 835 workers in connection with the closure of this operation. The Company’s three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario, closed in March 2004, with an estimated displacement of 1,180 employees. Production from the San Antonio and Canadian facilities has been shifted to third-party contractors located primarily outside the U.S. and Canada. During the third quarter of 2003, the Company recorded a charge of $11.0 million for asset write-offs associated with the U.S. and Canadian plant closures. During the fourth quarter of 2003, the Company recorded a charge of $42.1 million consisting of $41.3 million for severance and employee benefits and $0.8 million for other restructuring costs. The Company recorded additional charges in the first quarter of 2004 of $3.2 million for additional severance and employee benefits related to the displacement of approximately 40 employees, facility closure costs and asset write-offs. As of February 29, 2004, a total of approximately 850 employees had been displaced in connection with these plant closures.

During the remainder of fiscal year 2004, the Company expects to incur additional employee-related restructuring costs of approximately $1 million for termination benefits, and $10 million relating to the closures and other restructuring costs, such as contract termination costs.

The table below displays the restructuring activity and liability balance of the reserve for the 2003 North American plant closures.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$42,930	$2,140	$(10,617)	$—	$34,453
Other restructuring costs	—	1,083	(815)	—	268

Restructuring reserves	$42,930	$3,223	$(11,432)	$—	$34,721

Asset write-offs		21

Total		$3,244

2003 Europe Organizational Changes

During the fourth quarter of 2003, the Company announced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices and recorded a charge of $28.9 million consisting of $28.1 million for severance and employee benefits and $0.8 million for other restructuring costs. The charge reflected the estimated displacement of approximately 320 employees. The Company recorded charges in the first quarter of 2004 for $0.8 million of additional severance and employee benefits and legal fees associated with severance negotiations, and reversals of $0.4 million associated with lower than anticipated severance and employee benefits. As of February 29, 2004, approximately 245 employees had been displaced and the remainder are to be displaced in 2004.

During the remainder of fiscal year 2004, the Company expects to incur additional restructuring costs of approximately $0.1 million.

The table below displays the activity and liability balance of the reserve for this European initiative.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$27,155	$726	$(13,611)	$(405)	$13,865
Other restructuring costs	734	18	(44)	(10)	698

Total	$27,889	$744	$(13,655)	$(415)	$14,563

2002 Europe Reorganization Initiatives

In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions include the closures of the Belgium, France and Holland distribution centers during the first half of 2004. The Company will not incur severance and benefit costs for the Belgium employees who will transfer their employment to a third-party logistics provider in conjunction with the closure of the distribution centers. During 2002, the Company recorded an initial charge of $1.6 million reflecting the estimated displacement of 40 employees. During 2003, the Company recorded in selling, general and administrative expenses charges of $6.1 million reflecting the estimated displacement of 89 employees. As of February 29, 2004, all these employees had been displaced.

The Company recorded charges in the first quarter of 2004 of $0.3 million for additional severance and benefits and other restructuring costs, such as lease termination costs.

During the remainder of fiscal year 2004, the Company expects to incur additional other restructuring costs, such as contract termination costs, of approximately $1.5 million related to this initiative.

The table below displays the activity and liability balance of the reserve for this European initiative.

	November 30, 2003	SG&A Charges	Restructuring Reductions	SG&A Reversals	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,462	$251	$(2,006)	$—	$—	$2,707
Other restructuring costs	—	14	(14)	—	—	—

Total	$4,462	$265	$(2,020)	$—	$—	$2,707

2002 U.S. Plant Closures

The Company announced in April 2002 the closure of six U.S. manufacturing plants. The decision reflected the Company’s continuing shift from a manufacturing to a marketing and product-driven organization. The Company recorded an initial charge in the second quarter of 2002 of $120.0 million consisting of $16.3 million for asset write-offs, $86.0 million for severance and employee benefits and $17.7 million for other restructuring costs. The Company closed the six manufacturing plants in 2002, displacing 3,540 employees.

The table below displays the activity and liability balance of this reserve.

	November 30, 2003	Restructuring Reductions	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,080	$(339)	$—	$3,741
Other restructuring costs	335	(140)	—	195

Total	$4,415	$(479)	$—	$3,936

2001 Corporate Reorganization Initiatives

In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning its resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001. In connection with these initiatives, approximately 325 employees were displaced.

The table below displays the activity and liability balance of this reserve.

	November 30, 2003	Restructuring Reductions	Restructuring Reversals	February 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$69	$(65)	$—	$4

NOTE 4: INCOME TAXES

As of February 29, 2004, the Company is projecting an annual effective tax rate of 60.1% based on existing forecasts of domestic and foreign income. For the period ended February 23, 2003, the effective tax rate was (103.3)%, the effective rate for the full fiscal year 2003 excluding period expenses specifically allocated to the third and fourth quarters of 2003. For more information, see the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 1, 2004.

The Company’s estimated annual effective tax rate for 2004 differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income (loss) before taxes as follows:

Income tax expense at U.S. federal statutory rate	35.0%
Deduction of foreign taxes in lieu of credit	11.7%
Change in valuation allowance related to current year foreign and state net operating losses	9.4%
Interest accrual on federal and state reserve balances	6.7%
Decrease in deferred tax liability for unremitted earnings	(4.7)%
State income taxes, net of federal income tax benefit	1.4%
Other, net individually immaterial items	0.6%

Total	60.1%

The deduction of foreign taxes in lieu of credit in the above table represents the tax cost associated with the Company’s anticipated deduction of foreign taxes rather than claiming a credit due to uncertainty about the Company’s ability to utilize foreign tax credits before expiration.

The Company’s valuation allowance is provided primarily for foreign tax credits, state and foreign net operating loss carryforwards, other foreign deferred tax assets and alternative minimum tax credit carryforwards and is estimated to increase in 2004 as a result of the nonrecognition of the benefit associated with anticipated current year losses in various states and certain foreign jurisdictions having cumulative losses. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company has evaluated all significant available positive and negative evidence, the existence of losses in recent years and our forecast of future taxable income. The underlying assumptions the Company used in forecasting our future taxable income require significant judgment, and take into account the Company’s recent performance, but assume no revenue growth or cost reductions that may be realized as they are not yet determinable.

The Company periodically reassesses the likelihood of assessments resulting from audits of federal, state and foreign income tax filings. The Company believes that adequate reserves have been provided for any adjustments that may ultimately result from these examinations.

During 2002, the Company reached a settlement with the Internal Revenue Service (IRS) on most of the issues in connection with the examination of its income tax returns for the years 1990 through 1995. As a result, the Company made a net payment to the IRS of approximately $110.0 million in March 2003. In addition to certain open issues relating to earlier years, the Company’s U.S. consolidated income tax returns for the years 1996 through 1999 are presently under audit by the IRS. The Company has taken this, and all other available information, into account in evaluating its total reserves for potential audit adjustments.

NOTE 5: DEBT AND LINES OF CREDIT

Debt and lines of credit at February 29, 2004 and November 30, 2003 are summarized below:

	February 29, 2004	November 30, 2003
	(Dollars in Thousands)
Long-Term Debt:
Secured:
Term Loan due 2009	$498,750	$500,000
Customer Service Center Equipment Financing due 2004	62,207	64,206
Notes payable, at various rates, due in installments through 2006	595	650

Subtotal	561,552	564,856
Unsecured:
Notes:
7.00%, due 2006	448,741	448,623
11.625% Dollar denominated, due 2008	377,549	377,391
11.625% Euro denominated, due 2008	154,449	149,445
12.25% Senior Notes, due 2012	571,502	571,449
Yen-denominated Eurobond:
4.25%, due 2016	183,486	183,486

Subtotal	1,735,727	1,730,394
Current maturities	(11,522)	(13,521)

Total long-term debt	$2,285,757	$2,281,729

Short-Term Debt:
Short-term borrowings	$19,879	$21,179
Current maturities of long-term debt	11,522	13,521

Total short-term debt	$31,401	$34,700

Total long-term and short-term debt	$2,317,158	$2,316,429

Cash and Cash Equivalents	$153,753	$203,940

On September 29, 2003, the Company entered into a $500.0 million senior secured loan agreement and a $650.0 million senior secured revolving credit facility. The Company used and uses the borrowings under these agreements to refinance the January 2003 senior secured credit facility and 2001 domestic receivables securitization agreement and for working capital and general corporate purposes. Both the term loan and the revolving credit facility contain a consolidated fixed coverage ratio covenant:

•	The term loan fixed charge coverage ratio is measured as of the end of each fiscal quarter. The ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) interest charges paid in cash for the relevant period. The Company is required to maintain a ratio of least 1.0 to 1.0 as of each measurement date. As of February 29, 2004, the Company was in compliance with the consolidated fixed charge coverage ratio covenants.

•	The revolving credit agreement fixed charge coverage ratio is measured only if certain availability thresholds are not met. If availability is less than the greater of 20% of the borrowing base or $50 million, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. The Company is required to maintain a ratio of least 1.0 to 1.0 when the covenant is required to be tested. As of February 29, 2004, the Company was not required to perform this calculation because the Company met the availability thresholds.

Under the credit agreements, EBITDA is generally defined as consolidated net income plus (i) consolidated interest charges, (ii) the current provision for federal, state, local and foreign income taxes, (iii) depreciation and amortization expense, (iv) other (income) expense and (v) restructuring and restructuring related charges, less cash payments made in respect of the restructuring charges.

Other Debt Matters

Debt Issuance Costs. The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. Debt issuance costs outstanding at February 29, 2004 and November 30, 2003 aggregate $52.6 million and $54.8 million, respectively. Amortization of debt issuance costs, which is included in interest expense, was $2.6 million and $3.8 million for the three months ended February 29, 2004 and February 23, 2003, respectively.

Accrued Interest. At February 29, 2004 and November 30, 2003, accrued interest related to debt amounted to $42.7 million and $65.5 million, respectively, and is included in accrued liabilities.

Principal Short-term and Long-term Debt Payments

As of February 29, 2004, the required aggregate short-term and long-term debt principal payments for the next five years and thereafter are as follows:

Year	Principal Payments as of 02/29/04
(Dollars in Thousands)
2004	$30,090
2005	61,203
2006	453,764
2007	5,000
2008	536,998
Thereafter	1,230,103

Total	$2,317,158

The 2004 and 2005 payments include required payments of $3.8 million and $5.0 million, respectively, under the Company’s senior secured term loan. Additional payments in 2004 relate to short-term borrowings of $19.9 million and $6.3 million for the Company’s customer service center equipment financing. Additional payments in 2005 include a required payment under the Company’s customer service center equipment financing of $55.9 million. The 2006 payments include the payment of the 7.00% notes due November 1, 2006 of $450.0 million.

The table above reflects maturity of the 11.625% notes due in January 2008. The Company’s senior secured term loan and senior secured revolving credit facility agreements contain early maturity provisions and covenant linked to the timing of refinancing or repayment of the 7.00% notes due 2006 and the 11.625% notes due 2008. Review of the table above should take into account the fact that the senior secured term loan requires the Company to repay or refinance the 11.625% notes due 2008 no later than six months prior to their maturity date in order to prevent acceleration of the maturity date of the senior secured term loan to a date three months prior to the maturity date of the 2008 notes. As a result, the term loan will become due on October 15, 2007 unless the Company has refinanced, repaid or otherwise provided for the 2008 notes by July 15, 2007.

Short-Term Credit Lines and Stand-By Letters of Credit

At February 29, 2004, the Company had unsecured and uncommitted short-term credit lines available totaling $42.0 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

At February 29, 2004 and November 30, 2003, the Company had $157.7 million and $144.0 million, respectively, of stand-by letters of credit with various international banks, of which $78.8 million and $64.0 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims. In addition, $76.9 million of these stand-by letters of credit under the September 29, 2003 bank credit facility support short-term credit lines at February 29, 2004. The Company pays fees on the stand-by letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the first quarter of 2004 and 2003, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.63% and 10.30%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

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

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and (liabilities) at February 29, 2004 and November 30, 2003 are as follows:

	February 29, 2004		November 30, 2003
	Carrying Value(1)	Estimated Fair Value(1)	Carrying Value(2)	Estimated Fair Value(2)
	(Dollars in Thousands)
DEBT INSTRUMENTS:
U.S. dollar notes offering	$(1,428,375)	$(993,717)	$(1,448,981)	$(1,060,879)
Euro notes offering	(156,676)	(102,263)	(155,984)	(115,882)
Yen-denominated Eurobond placement	(185,950)	(116,225)	(184,000)	(110,606)
Term loan	(504,070)	(504,070)	(505,053)	(505,053)
Customer service center equipment financing	(63,617)	(66,597)	(65,639)	(66,207)
Short-term and other borrowings	(21,146)	(21,146)	(22,262)	(22,262)

Total	$(2,359,834)	$(1,804,018)	$(2,381,919)	$(1,880,889)

(1) Includes accrued interest of $42.7 million. (2) Includes accrued interest of $65.5 million.

CURRENCY AND INTEREST RATE CONTRACTS:
Foreign exchange forward contracts	$(701)	$(701)	$(5,128)	$(5,128)
Foreign exchange option contracts	355	355	(111)	(111)

Total	$(346)	$(346)	$(5,239)	$(5,239)

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

The fair value estimates presented herein are based on information available to the Company as of February 29, 2004 and November 30, 2003. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to February 29, 2004 and November 30, 2003 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At February 29, 2004, the Company had U.S. dollar spot and forward currency contracts to buy $729.6 million and to sell $343.6 million against various foreign currencies. The Company also had euro forward currency contracts to buy and sell 40.0 million Euros ($49.6 million equivalent) against Swedish Krona and an Australian Dollar forward currency contract to buy 0.5 million Australian Dollars ($0.4 million equivalent) against New Zealand Dollars. These contracts are at various exchange rates and expire at various dates through March 2004.

The Company has entered into option contracts to manage its exposure to numerous foreign currencies. At February 29, 2004, the Company had bought U.S. dollar option contracts resulting in a net short position against various foreign currencies of $47.8 million and Euro option contracts resulting in a net short Euro position against Swedish Krona currencies of 50.0 million Euros ($62.0 million equivalent), should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net long position against various currencies of $8.1 million, should the options be exercised. The option contracts are at various strikes and expire at various dates through May 2004.

The Company’s market risk is generally related to fluctuations in the currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation. On April 14, 2003, two former employees of the Company’s tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that the Company engaged in a variety of fraudulent tax-motivated transactions over several years, that the Company manipulated tax reserves to inflate reported income and that the Company fraudulently failed to set appropriate valuation allowances on deferred tax assets. They also allege that, as a result of these and other tax-related transactions, the Company’s financial statements for several years violate generally accepted accounting principles and Securities and Exchange Commission regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in the Company paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by the Company to withhold information concerning these matters from the Company’s auditors and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

In a related administrative proceeding before the U.S. Department of Labor under Section 1107 of the Sarbanes-Oxley Act, the plaintiffs made a claim based on the same allegations made in the wrongful termination suit. On January 23, 2004, the plaintiffs withdrew their complaint just prior to the issuance by the Department of Labor of an initial determination.

On March 12, 2004, plaintiffs filed a federal complaint in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. In addition to restating the allegations contained in the state complaint, plaintiffs assert that the Company violated Sections 1541A et seq. of the Sarbanes-Oxley Act by taking adverse employment actions against plaintiffs in retaliation for plaintiffs’ lawful acts of compliance with the administrative reporting provisions of this Act. Plaintiffs seek a number of remedies, including compensatory damages, interest lost on all earning and benefits, reinstatement, litigation costs, attorneys’ fees and any other relief that the court may find proper.

The Company is vigorously defending these cases and is pursuing its cross-complaint against the plaintiffs in the state case. The Company does not expect this litigation to have a material impact on its financial condition or results of operations.

Class Actions Securities Litigation. On December 12, 2003, a putative bondholder class action styled Orens v. Levi Strauss & Co., et al., Case No. C-03-5605, RMW (HRL), was filed in the U.S. District Court for the Northern District of California against the Company, its chief executive officer and its former chief financial officer. The action purports to be brought on behalf of purchasers of the Company’s bonds in the period from January 10, 2001 to October 9, 2003, and makes claims under the federal securities laws, including Section 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated its net income and other financial results and were otherwise false and misleading, and that its public disclosures omitted to state that it lacked adequate internal controls such that the Company was unable to ascertain its true financial condition. Plaintiffs contend that such statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On February 20, 2004, a putative bondholder class action styled General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al., Case No. C-04-00712, JW (EAI), was filed in the U.S. District Court for the Northern District of California, San Jose Division, against the Company, its chief executive officer, its former chief financial officer, its directors and its underwriters in connection with its April 6, 2001 and June 16, 2003 registered bond offerings. The action purports to be brought on behalf of purchasers of the Company’s bonds who made purchases pursuant or traceable to the Company’s prospectuses dated March 8, 2001 or April 28, 2003, or who purchased the Company’s bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that the Company’s public disclosures omitted to state that it made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating the above class actions, appointing a lead plaintiff and approving the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action). The Company is in the initial stages of this litigation and expects to defend the action vigorously.

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

NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Exchange Management

The Company manages foreign currency exposures primarily to protect the U.S. dollar value of cash flows. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, the Company evaluates them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, the Company enters into various derivative transactions in accordance with its currency risk management policies, aimed at covering the spot risk at inception of the exposure. The Company does not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, the Company defined as part of its foreign currency risk management policy an open position ratio limit. The open position ratio measures the relationship between the notional amount of the hedging instrument and the hedged item. The Company’s foreign exchange policy allows a maximum open position ratio of 25%. At February 29, 2004 our open position ratio was 3.6%, while the maximum open position ratio during the quarter was 13.0%.

The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties, debt and cash management.

The Company does not apply hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities.

The Company manages its net investment position in its subsidiaries in major currencies through a combination of derivative and non-derivative instruments by using swap contracts. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently included in the “Accumulated other comprehensive income (loss)” section of Stockholders’ Deficit. At February 29, 2004, the fair value of qualifying net investment hedges was a $2.5 million net asset with the corresponding unrealized gain recorded in “Accumulated other comprehensive income (loss).” At February 29, 2004, a $1.3 million realized loss has been excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at February 29, 2004 represented a $0.3 million net asset, and changes in their fair value are included in “Other (income) expense, net.”

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of February 29, 2004, a $4.0 million unrealized loss related to the translation effects of the yen-denominated Eurobond was recorded in “Accumulated other comprehensive income (loss).”

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other (income) expense, net.”

	Three Months Ended February 29, 2004		Three Months Ended February 23, 2003
	Other (income) expense, net		Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized
(Dollars in Thousands)
(Restated)
Foreign Exchange Management	$15,959	$(1,516)	$36,136	$246

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) balances. Accumulated OCI is a section of Stockholders’ Deficit.

	At February 29, 2004		At November 30, 2003
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in Thousands)
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$2,374	$2,547	$10,456	$(830)
Yen Bond	—	(3,974)	—	(3,974)
Cumulative income taxes	(411)	545	(3,502)	1,836

Total	$1,963	$(882)	$6,954	$(2,968)

The table below gives an overview of the fair values of derivative instruments associated with our foreign exchange management activities that are reported as an asset or (liability).

	At February 29, 2004	At November 30, 2003
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in Thousands)
Foreign Exchange Management	$(346)	$(5,239)

Interest Rate Management

The Company is exposed to interest rate risk. It is the Company’s policy and practice to manage and reduce interest rate exposures by using derivative instruments as well as a mix of fixed and variable rate debt. The Company currently has no derivative instruments managing interest rate risk outstanding as of February 29, 2004.

NOTE 9: OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of other (income) expense, net:

	Three Months Ended February 29, 2004	Three Months Ended February 23, 2003
	(Dollars in Thousands)
		(Restated)
Foreign exchange management contract losses	$14,443	$36,382
Foreign currency transaction gains	(15,613)	(9,443)
Interest income	(393)	(1,491)
(Gain) loss on disposal of assets	45	(142)
Loss on early extinguishment of debt	—	8,827
Other	(73)	482

Total	$(1,591)	$34,615

The Company uses foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in other (income) expense, net.

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

NOTE 10: CHANGES TO INCENTIVE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) is intended to reward individual contributions to the Company’s performance during the year. In 2003, compensation under the plan was measured based on certain pre-established targets and all salaried employees were eligible. In 2004, the Company changed the qualification criteria and participation level terms of the plan including eliminating eligibility under the plan for a substantial portion of the Company’s employee population in the U.S. Compensation under the plan is based on various financial targets similar to the Company’s long-term incentive program. Provisions for AIP are recorded in accrued salaries, wages and employee benefits. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company recorded AIP expense of $9.8 million and $5.1 million for the three months ended February 29, 2004 and February 23, 2003, respectively.

Long-Term Incentive Compensation

In February 2004, the Company established a new long-term incentive plan for its management team, including its executive officers and most of its directors. The Company set a target amount for each participant based on job level. The plan, which covers a 19-month period, includes both performance and retention elements as conditions for payment:

•	Participants will receive 20% of the target amount in July 2004 if the participant is an active employee as of this date and the Company is in compliance on this date with the financial covenants in its credit agreements.

•	Participants will receive 40% of the target amount in February 2005 if: (a) the Company achieves earnings before interest, taxes, depreciation and amortization and cash flow measures established by the Board of Directors; (b) is in compliance with the financial covenants in its credit agreements in effect at the time; and (c) the participant is an active employee as of that date.

•	Participants will receive the remaining 40% of the target amount in July 2005 if the participant is an active employee as of this date and the Company in compliance on this date with the financial covenants in its credit agreements.

•	The terms of the plan will be governed by the plan document. The board of directors will have discretion to interpret, amend and terminate the plan.

The Company recorded long-term incentive compensation expense of $12.2 million and a net reversal of $2.2 million for the three months ended February 29, 2004 and February 23, 2003, respectively. The net reversal recorded in 2003 was attributable to lower expected payouts under the plan in place in 2003 due to changes in the Company’s forecasted financial performance.

NOTE 11: POSTRETIREMENT BENEFIT PLANS

During the three months ended February 29, 2004, the Company recognized a net curtailment gain of $16.4 million due to a plan amendment and early termination benefits resulting from the Company’s restructuring initiatives (see Note 3 to the Consolidated Financial Statements). The events resulting in the net curtailment gains are discussed below.

Termination of employees in connection with the 2003 U.S. organizational changes resulted in the Company’s recognition of a net curtailment gain of $12.1 million.

Termination of employees in connection with the 2003 North America plant closures resulted in the Company’s recognition of a net curtailment gain of $3.1 million.

On February 3, 2004, the Company amended one of its postretirement benefit plans to change the benefit coverage for certain employees and retired participants. These plan changes are effective for eligible employees and retired participants in fiscal year 2004. Some current and all new employees will not be eligible for medical coverage as a result of the plan changes. The plan amendment also limits the amount that the Company will contribute for medical coverage and prescription drug coverage for retirees. The plan amendment resulted in a net curtailment gain of $1.2 million.

The following table summarizes activity of the Company’s Postretirement benefit plans in accordance with SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pension.”

	Postretirement Benefits
	February 29, 2004	November 30, 2003
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$743,829	$761,923
Service cost	585	6,396
Interest cost	9,589	49,658
Plan participants’ contributions	1,243	4,073
Plan amendments	(376,441)	(106,412)
Actuarial loss	19,367	62,667
Net curtailment gain	(1,218)	86
Special termination benefits	—	15,297
Benefits paid	(12,925)	(49,859)

Benefit obligation at end of period	$384,029	$743,829

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contribution	11,682	45,786
Plan participants’ contributions	1,243	4,073
Benefits paid	(12,925)	(49,859)

Fair value of plan assets at end of period	—	—

Funded status	(384,029)	(743,829)
Unrecognized actuarial loss	269,691	256,119
Unrecognized prior service cost	(461,501)	(108,714)

Net amount recognized	$(575,839)	$(596,424)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost short-term	$(41,416)	$(41,416)
Accrued benefit cost long-term	(534,423)	(555,008)

Total accrued benefit cost	$(575,839)	$(596,424)

Weighted-average assumptions:
Discount rate	6.0%	6.3%

	Postretirement Benefits
	Three Months Ended February 29, 2004	Year Ended November 30, 2003
	(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$585	$6,396
Interest cost	9,589	49,658
Amortization of prior service cost	(7,154)	(8,250)
Amortization of loss	4,463	10,281
Net curtailment gain	(16,386)	(21,021)
Termination benefits	—	15,297

Net periodic benefit cost (gain)	$(8,903)	$52,361

Change in benefit obligation:

In the first quarter of 2004, the Company amended its retiree medical plan for field employees to include new limitations on the amount the Company will contribute for medical coverage and prescription drug coverage and new age and length of service restrictions. These amendments resulted in a reduction in the benefit obligation to $384.0 million as of February 29, 2004 from $743.8 million as of November 30, 2003. This benefit obligation represents the actuarial present value of the Company’s postretirement medical benefits attributed to employee service, as of February 29, 2004.

Change in unrecognized prior service cost:

In addition, such plan amendment and reductions in force (both in the home office and in the field) caused an increase in the negative unrecognized prior service cost to $461.5 million as of February 29, 2004 from $108.7 million as of November 30, 2003.

This negative unrecognized prior service cost represents the decreased benefits and obligations that were based on service previously rendered by employees. The negative unrecognized prior service cost is being amortized over 10.2 years which represents the average years of future service to expected retirement age.

NOTE 12: BUSINESS SEGMENT INFORMATION

The Company manages its business based on geographic regions consisting of North America, which includes the U.S., Canada and Mexico; Europe, which includes Eastern and Western Europe; and Asia Pacific, which includes Asia Pacific, Middle East, Africa and South America. All Other primarily consists of corporate functions, intercompany eliminations and restructuring charges, net of reversals. Beginning in fiscal year 2004, the Company’s business activities in the following regions were transferred from the North America and Europe segments to the Asia Pacific segment: South America, the Middle East, including Turkey, and Africa. The data shown in the table below for prior periods reflects these changes.

The presentation below presents operating income (loss) rather than earnings contribution as shown in prior period presentations. Management has determined that this presentation more accurately reflects current management internal analyses and decision-making and provides a more useful comparison to the Consolidated Statements of Operations. Operating income (loss) differs from earnings contribution primarily due to the inclusion in operating income (loss) of licensing income and restructuring charges, net of reversals. The Company now evaluates performance and allocates resources based on regional operating income (loss), excluding restructuring charges, net of reversals, and U.S. depreciation and amortization. Business segment information for the Company is as follows:

	North America	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
Three Months Ended February 29, 2004:
Net sales	$560,672	$269,881	$131,751	$—	$962,304
Depreciation and amortization	1,710	3,477	1,358	8,983	15,528
Restructuring charges, net of reversals	—	—	—	54,362	54,362
Operating income	102,579	52,417	27,918	(122,212)	60,702
Interest expense	—	—	—	68,227	68,227
Other expense, net	—	—	—	(1,591)	(1,591)
Income before income taxes	—	—	—	—	(5,934)

Three Months Ended February 23, 2003 (Restated):
Net sales	$512,631	$263,953	$100,450	$—	$877,034
Depreciation and amortization	1,619	3,876	1,508	7,905	14,908
Restructuring charges, net of reversals	—	—	—	(3,050)	(3,050)
Operating income	92,816	40,400	19,556	(87,024)	65,748
Interest expense	—	—	—	59,679	59,679
Other expense, net	—	—	—	34,615	34,615
Income before income taxes	—	—	—	—	(28,546)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Overview. We are one of the world’s leading branded apparel companies, with sales in more than 110 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature™ brands. We also license our trademarks in various countries throughout the world for items such as accessories, pants, tops, footwear and home products. We were founded in San Francisco in 1853 and, in 2003, celebrated our 150th year of business.

Our net sales for the three months ended February 29, 2004 were $962.3 million. Net sales for the period by brand were as follows:

•	sales of Levi’s® brand products were $673.6 million, representing approximately 70% of our net sales;

•	sales of Dockers® brand products were $183.5 million, representing approximately 19% of our net sales; and

•	sales of Levi Strauss Signature™ brand products were $105.2 million, representing approximately 11% of our net sales.

Our Levi’s® and Dockers® products are distributed primarily through chain retailers and department stores in the U.S. and primarily through department stores and specialty retailers abroad. We also distribute Levi’s® and Dockers® products through independently-owned franchised stores outside the U.S. and through a small number of company-owned stores located in the U.S., Europe and Asia. We entered the mass channel in North America and Asia Pacific in 2003 and in Europe in early 2004 with our Levi Strauss Signature™ brand.

Our business is organized into three geographic regions. The following table provides employee headcount, net sales and operating income for those regions for the three months ended February 29, 2004:

				Region Net Sales by Brand
Region and Geographies	Number of Employees (approx.)	Region Net Sales (millions)	% of total Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	Operating Income (Loss) (millions)
North America • U.S. • Canada • Mexico	4,470	$560.7	58%	57%	27%	16%	$102.6
Europe • Eastern and Western Europe	3,610	269.9	28%	86%	10%	4%	52.4
Asia Pacific • Asia Pacific • Middle East • Africa • South America	2,545	131.7	14%	93%	4%	3%	27.9
Corporate	260	—	—	—	—	—	(122.2)

Total	10,885	$962.3	100%	70%	19%	11%	$60.7

The information in the table reflects the transfer, effective at the beginning of fiscal 2004, from the Europe and the North America regions to the Asia Pacific region, of management responsibility for our Middle East, Africa and South America businesses. For more information, see Note 12 to the Consolidated Financial Statements.

Our Markets and Business. We focused in the first quarter on execution against our key priorities for 2004: stabilizing sales and improving profitability; reducing costs and increasing cash flow; and executing changes in our U.S. and European organizations, our global supply chain organization and our go-to-market process to reduce the time it takes to get new products to market.

Key developments and results in our business in the three months ended February 29, 2004 included the following:

•	We launched the Levi Strauss Signature™ brand in Target Stores in the U.S. and in Carrefour, ASDA-Wal-Mart, Wal-Mart and other stores in Europe.

•	We launched a new marketing campaign in key European markets to support our introduction in late 2003 of an updated Levi’s® 501® jean.

•	Our consolidated net sales on a constant currency basis increased 3.5%, reflecting increases in our North America and Asia Pacific regions of 8.9% and 19.5%, respectively. European net sales on a constant currency basis decreased 13.1%. The continued roll-out of the Levi Strauss Signature™ brand and the strength in our Asia Pacific business generated net sales increases that offset declines in sales of our Levi’s® and Dockers® brands in the U.S. and our Levi’s® brand in Europe.

•	Our gross profit increased by 13.4%. The increase reflected lower sourcing costs, the continued roll-out of our Levi Strauss Signature™ brand and the translation impact of stronger foreign currency. Gross profit also benefited from improved management in the U.S. of returns, allowances and product transition costs, which reflects actions taken principally in mid-2003 to reduce wholesale prices as well as improved product performance at retail. Gross margin increased 1.3 percentage points primarily due to lower sourcing costs.

•	We had a $16.4 million net curtailment gain relating to postretirement benefits in connection with our restructuring initiatives and an amendment of our postretirement health benefits plan.

•	Our operating income decreased by 7.7%. The decrease was due primarily to restructuring charges, net of reversals of $54.4 million related to our indefinite suspension of the installation of an enterprise resource planning system, plant closures in the U.S. and Canada, and organizational changes in the U.S. and Europe, partially offset by the net curtailment gain of $16.4 million.

•	We had a net loss of $2.4 million, compared to a net loss of $58.0 million for the three months ended February 23, 2003. The decrease in net loss was primarily attributable to higher gross profit, lower losses on our foreign exchange management contracts and lower tax expense, partially offset by higher restructuring charges and higher interest expense.

•	Our debt, net of cash, was $2.2 billion as of February 29, 2004 and $2.1 billion as of November 30, 2003.

Our Organization. In the three months ended February 29, 2004, we took a number of actions relating to our organization, management and cost structure:

•	We continued implementing changes in our U.S. and European go-to-market processes intended to reduce the time it takes to get new products to market and to reduce costs.

•	We indefinitely suspended the installation of an enterprise resource planning system in the U.S. and Asia in order to reduce costs and prioritize work and resource use.

•	We made changes in our incentive compensation plans and changes in our postretirement health benefits plans for U.S. employees to reduce costs.

•	We appointed a new president of our European business.

In addition, we are now completing our analytical work with Alvarez & Marsal, Inc. to analyze our business strategies, plans and operations. This process, which was worldwide in scope, included intensive business plan, product line and cost center reviews. In connection with this review, we have begun to implement the following initiatives intended to take complexity and cost out of the organization:

•	We are working to rationalize product lines to reduce business complexity and risk and to focus our product assortments at retail. This includes improving or exiting unprofitable or underperforming products and licensing out other areas that are not in our core competency, including Levi’s® men’s and women’s tops and kids products in the U.S.

•	We are continuing to reduce our inventory investment through disposing of excess and obsolete inventory and improving our forecasting to avoid generating excess and obsolete inventory. We will also accelerate our transition from cut-make-trim manufacturing to full package production, thereby reducing our raw material and work-in-process inventory ownership. Finally, we believe our product line rationalization actions will also reduce our inventory.

•	As we develop our cost reduction initiatives, we will protect resources associated with the front-end of our business, particularly our brands and customer facing functions and advertising programs. We plan to reduce resources associated with our corporate support functions to consolidate and streamline the organization by eliminating staff and not filling certain open positions. In May, for example, we expect to eliminate approximately 200 staff and 75 open positions in the North America region. We have also begun outsourcing most of the transaction activities in the U.S. human resources function.

We believe that the culmination of these and other actions will deliver more competitive selling, general and administrative expenses as a percentage of net sales and more competitive operating margins. We plan to continue to identify actions intended to further reduce costs, increase cash flow and strengthen our capital structure. As we pursue these various actions, we will do so in a way that allows us to maintain sufficient liquidity and remain in compliance with our term loan and revolving credit facility covenants.

Our Liquidity. As of April 11, 2004, our total availability under our domestic asset-based revolving credit facility was approximately $443.0 million and we had no outstanding borrowings under this facility. After taking into account usage of this availability for other credit-related instruments such as documentary and standby letters of credit, our unused availability was approximately $261.8 million. In addition, we had highly liquid short-term investments in the U.S. totaling approximately $161.0 million, leaving us with total U.S. liquidity (availability and liquid short-term investments) of $422.8 million.

Results of Operations

Three Months Ended February 29, 2004 as Compared to Same Period in 2003

The following table summarizes, for the periods indicated, selected items in our consolidated statements of income, the changes in such items from 2003 to 2004 and such items expressed as a percentage of net sales (amounts may not total due to rounding).

	Three Months Ended		$ Increase (Decrease)	% Increase (Decrease)	Three Months Ended
(Dollars in Thousands)	February 29, 2004	February 23, 2003			February 29, 2004 % of Net Sales	February 23, 2003 % of Net Sales
		(Restated)
Net sales	$962,304	$877,034	$85,270	9.7%	100%	100%
Cost of goods sold	554,058	516,882	37,176	7.2%	57.6%	58.9%

Gross profit	408,246	360,152	48,094	13.4%	42.4%	41.1%
Selling, general and administrative expenses	301,695	304,770	(3,075)	(1.0)%	31.4%	34.8%
Other operating income	(8,513)	(7,316)	(1,197)	16.4%	(0.9)%	(0.8)%
Restructuring charges, net of reversals	54,362	(3,050)	57,412	(1,882.4)%	5.6%	(0.3)%

Operating income	60,702	65,748	(5,046)	(7.7)%	6.3%	7.5%
Interest expense	68,227	59,679	8,548	14.3%	7.1%	6.8%
Other (income) expense, net	(1,591)	34,615	(36,206)	(104.6)%	(0.2)%	3.9%

Loss before taxes	(5,934)	(28,546)	22,612	(79.2)%	(0.6)%	(3.3)%
Income tax expense (benefit)	(3,566)	29,500	(33,066)	(112.1)%	(0.4)%	3.4%

Net loss	$(2,368)	$(58,046)	$55,678	(95.9)%	(0.2)%	(6.6)%

Consolidated net sales increased 9.7 % and on a constant currency basis increased 3.5%.

The following table shows our net sales for our North America, Europe and Asia Pacific businesses, the changes in these results for the three months ended February 29, 2004 compared to the same period of 2003 and these results presented as a percentage of net sales (amounts may not total due to rounding).

(Dollars in Thousands)	Three Months Ended February 29, 2004	Three Months Ended February 23, 2003	$ Increase (Decrease)	% Increase (Decrease)
				Reported	Constant Currency
		(Restated)
North America	$560,672	$512,631	$48,041	9.4%	8.9%
Europe	269,881	263,953	5,928	2.2%	(13.1)%
Asia Pacific	131,751	100,450	31,301	31.2%	19.5%

Total net sales	$962,304	$877,034	$85,270	9.7%	3.5%

The primary factors underlying the increase in our net sales were the launch of our Levi Strauss Signature™ brand and the continuing strength in our Asia Pacific business, somewhat offset by a decrease in sales of our Levi’s® brand in Europe and decreases in sales of our Levi’s® and Dockers® brands in the U.S. We continued to face intense price pressures and competition in our markets during the first quarter. In addition, based on various market studies, we believe the total men’s apparel segment in the U.S., and the men’s jeans and casual pants segments in particular, declined during the quarter, and that the decline affected our performance. During the first quarter of 2004, no customer represented more than 10% of our consolidated net sales. During the first quarter of 2003, J.C. Penney Company, Inc. represented approximately 11% of our consolidated net sales.

North America net sales increased 9.4 % and on a constant currency basis increased 8.9%.

The following table shows our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results for the three months ended February 29, 2004 compared to the same period of 2003.

(Dollars in Thousands)	Three Months Ended February 29, 2004	Three Months Ended February 23, 2003	$ Increase (Decrease)	% Increase (Decrease)
				Reported	Constant Currency
		(Restated)
U.S. Levi’s® brand	$295,907	$312,039	$(16,132)	(5.2)%	N/A
U.S. Dockers® brand	141,889	170,674	(28,785)	(16.9)%	N/A
U.S. Levi Strauss Signature™ brand	86,435	—	86,435	100%	N/A
Canada and Mexico	36,441	29,918	6,523	21.8%	13.8%

Total North America net sales	$560,672	$512,631	$48,041	9.4%	8.9%

The increase in North America net sales primarily reflected sales of our Levi Strauss Signature ™ brand in Wal-Mart and Target stores in the U.S. and improved management of returns, allowances and product transition costs in the U.S. for retailers of Levi’s® and Dockers® products. This improvement reflects the strategic actions taken to reduce wholesale prices principally in mid 2003 as well as improved product performance at retail. In addition, during the three months ended February 29, 2004, we recognized approximately $18 million in net sales for shipments made in the last weekend of the period. This was made possible by recent enhancements to our sales-related systems in the U.S. In prior periods, systems constraints did not allow us to record U.S. sales during the last weekend of the period. These factors offset decreases in sales of our Levi’s® and Dockers® products and the impact of wholesale price reductions on those products principally taken in mid-2003.

The following summarizes performance during the quarter of our U.S. brands:

•	Levi’s® Brand. Sales in our U.S. Levi’s® brand were 5.2% below last year. The decline, which was driven entirely by our men’s jeans business, reflects weakness in the men’s category, particularly in the department store channel. It also reflects continued pricing pressures which have been prevalent across all channels of distribution. Our Levi’s® women’s business improved in the fourth quarter 2003 and continued that improvement into the three months ended February 29, 2004, partially offsetting the decline in our men’s jeans business. In late March 2004, we launched a new marketing campaign titled “A Style For Every Story™.” The campaign features people from different professions wearing their favorite style of Levi’s® jeans.

•	Dockers® Brand. Sales in our U.S. Dockers® brand decreased 16.9% from the same period of last year due primarily to declines in the men’s business. Factors contributing to the decrease included the overall decline in the men’s casual pants segment, the impact in the first quarter of 2003 of our introduction of the Dockers® Go Khaki® pants and shirts with Stain Defender™ finish, a reduction in television advertising and continuing competition from private label brands. We recently resumed targeted television and other advertising featuring our Dockers® proStyle™ pant and are working with our customers to reset the retail selling space in a manner that better features our product innovations and more effectively presents our products.

•	Levi Strauss Signature™ Brand. We launched the Levi Strauss Signature™ brand in Target Stores during the first quarter. Our marketing of the Levi Strauss Signature™ brand in the U.S. includes our entry into a marketing program with NASCAR. The program features sponsorship of Jimmie Johnson, a leading NASCAR driver, and interactive marketing activities at race tracks and online.

Europe net sales increased 2.2 % and on a constant currency basis decreased 13.1%.

The following table shows our net sales in our Europe region broken out for our brands, including changes in these results for the three months ended February 29, 2004 compared to the same period of 2003.

(Dollars in Thousands)	Three Months Ended February 29, 2004	Three Months Ended February 23, 2003	$ Increase (Decrease)	% Increase (Decrease)
				Reported	Constant Currency
		(Restated)
Europe Levi’s® brand	$231,765	$240,334	$(8,569)	(3.6)%	(17.8)%
Europe Dockers® brand	27,122	23,619	3,503	14.8%	(3.8)%
Europe Levi Strauss Signature™ brand	10,994	—	10,994	100%	N/A

Total Europe net sales	$269,881	$263,953	$5,928	2.2%	(13.1)%

The decrease in Europe was driven by lower sales and a less favorable product mix, reflecting in part lower unit sales of Levi’s® 501® jeans and increased sales of lower priced Levi’s® 580™ jeans and tops. The sales decrease was slightly offset by our introduction of the Levi Strauss Signature™ brand in the first quarter of 2004. Our Europe business continues to be affected by weak economies, low consumer confidence, price deflation in apparel and a stagnant retail environment.

Our product and marketing initiatives in Europe included a new marketing campaign in the key markets of France, Germany, Italy, Spain and the United Kingdom to support our introduction in late 2003 of an updated Levi’s® 501® jean. The campaign includes cinema, television, print, digital and outdoor advertising, and represents our first advertising for 501® jeans since 1996.

Asia Pacific net sales increased 31.2 % and on a constant currency basis increased 19.5%.

The following table shows our net sales in our Asia Pacific region broken out for our brands, including changes in these results for the three months ended February 29, 2004 compared to the same period of 2003.

(Dollars in Thousands)	Three Months Ended February 29, 2004	Three Months Ended February 23, 2003	$ Increase (Decrease)	% Increase (Decrease)
				Reported	Constant Currency
		(Restated)
Asia Pacific Levi’s® brand	$122,928	$96,282	$26,646	27.7%	16.3%
Asia Pacific Dockers® brand	5,413	4,168	1,245	29.9%	26.6%
Asia Pacific Levi Strauss Signature™ brand	3,410	—	3,410	100%	N/A

Total Asia Pacific net sales	$131,751	$100,450	$31,301	31.2%	19.5%

The increase in Asia Pacific was driven by a number of factors including sales of new premium products, including the super premium Red Loop™ product introduced in August of 2003, the launch of our Levi’s® 501® jean with a new fit and new finishes, the launch of the Levi Strauss Signature™ brand in the fourth quarter of 2003, and continued improvement in overall retail conditions. In Japan, which accounted for approximately 45% of our net sales in the Asia Pacific region, net sales increased approximately 12% on a constant currency basis. The positive results in Japan also reflected the opening of additional independently owned retail stores dedicated to the Levi’s® brand in 2003.

Gross profit increased 13.4%. Gross margin increased 1.3 percentage points.

Factors that increased our gross profit included the following:

•	improved management in the U.S. of returns, allowances and product transition costs;

•	lower sourcing costs;

•	the continued rollout of Levi Strauss Signature™ products;

•	improvements in the inventory allowance estimation process in the U.S.;

•	a lower proportion of sales of marked-down obsolete and excess products, particularly in the U.S.;

•	increased sales of premium and standard price point pants in Asia; and

•	the translation impact of stronger foreign currencies of approximately $28 million.

These factors were partially offset by the following:

•	lower net sales in the U.S. for our Levi’s® and Dockers® products;

•	lower net sales in Europe across most of our Levi’s® core basic categories, including 501® and Red Tab™ jeans, as well as our non-core categories, including Levi’s® Engineered Jeans® and Type1™ products; and

•	the impact of wholesale price reductions principally taken in mid-2003 on our U.S. Levi’s® and Dockers® products.

Unlike in prior periods, gross profit in 2004 does not include U.S. overhead costs for manufacturing support, as we have closed our manufacturing plants in the U.S. These costs of approximately $5 million for the first quarter are now in selling, general and administrative expense.

Our gross margin increased primarily due to lower sourcing costs, reflecting our continuing shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package sourcing, and changes in our incentive program for U.S. retailers of our Levi’s® and Dockers® products. The increase was partially offset by the lower gross margin on Levi Strauss Signature™ products.

Our cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead, and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities as these costs vary with product volume. We include substantially all the costs related to receiving and inspection at distribution centers, warehousing and other activities associated with our distribution network in selling, general and administrative expenses. Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network in cost of goods sold.

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

The following table shows, for 2003, the approximate percentage of our pants, tops and other products sourced through our owned plants, under cut-make-trim arrangements with contractors and under package arrangements with contractors:

Sourcing Arrangement	2003
Self-Manufacture:	11%
Cut-Make-Trim:	53%
Package:	36%

Total:	100%

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

Selling, general and administrative expenses decreased 1.0% and decreased as a percentage of net sales by 3.4 percentage points.

A number of factors caused the decrease in our selling, general and administrative expenses:

•	Our advertising expense decreased 21.8%, or $15.0 million to $53.8 million, compared to $68.8 million in the prior year. Advertising expense in the 2004 period as a percentage of sales was 5.6% (6.3% of net sales excluding sales of Levi Strauss Signature™ products), compared to 7.8% in 2003. The decrease reflected lower media spending in general and our relatively minimal advertising spending for the Levi Strauss Signature™ brand. Our first-quarter advertising spending as a percentage of sales is not necessarily indicative of our likely full-year advertising spending given our recent launch of a new campaign for Levi’s® jeans in the U.S., resumption of targeted television and other advertising for the Dockers® brand and our European 501® jeans campaign.

•	We had lower salaries and wages due to the impact of our reorganization initiatives and other cost saving measures.

•	Postretirement benefit expense was a net reversal of $8.9 million in the 2004 period compared to an expense of $16.0 million in the prior year. We had a net curtailment gain in the 2004 period of approximately $16.4 million due to early termination benefits resulting from our restructuring initiatives and an amendment in our postretirement medical plans for field employees. The amendment, which includes new limitations on the amount we will contribute for medical coverage and prescription drug coverage and new age and length of service restrictions, has lowered our long term obligation for postretirement medical benefits. The reduction in benefit obligation will be amortized over approximately 10 years which represents the average years of future service to expected retirement age.

These decreases were partially offset by the following:

•	Long-term incentive compensation expense was $12.2 million compared to a net reversal of $2.2 million for the same period last year. The net reversal during the prior year was attributable to lower expected payouts under the principal long-term incentive plan in place in 2003 due to changes in our forecasted financial performance. Annual incentive plan expense was $9.8 million compared to $5.1 million for the same period last year.

•	Selling, general and administrative expenses increased by $18.1 million due to the impact of foreign currency translation.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $55.3 million (5.7% of net sales) and $45.3 million (5.2% of net sales) for the three months ended February 29, 2004 and February 23, 2003, respectively. The increase in these expenses primarily reflect costs associated with our efforts to streamline our product distribution activities in Europe.

As noted above, we are beginning to implement additional actions to reduce selling, general and administrative expenses, including reducing overhead associated with staff and corporate functions.

Other operating income increased 16.4%.

Other operating income includes royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by licensees. The increase was primarily attributable to an increase in the number of licensees, and to increased sales by licensees of accessories, tops and sportswear, partially offset by decreased sales by licensees of footwear and dress shirts.

Restructuring charges, net of reversals was $54.4 million.

For the three months ended February 29, 2004, we recorded restructuring charges of $54.8 million, of which $42.8 million represented costs associated with the indefinite suspension of an enterprise resource planning system and $12.0 million represented charges relating to other initiatives that became probable and estimable or were expensed as incurred. These charges were offset by reversals of $0.4 million for our 2003 organizational changes in Europe. Changes in our organization and systems that resulted in restructuring charges in the first quarter of 2004 included:

•	In 2004, we indefinitely suspended the installation of an enterprise resource planning system in order to reduce costs and prioritize work and resource use. We recorded charges of $42.8 million. These charges included $33.8 million to write-off capitalized costs related to the project, $6.6 million for other restructuring costs such as expenses incurred for project contractual commitments, and $2.4 million related to severance and benefits costs.

•	In 2003, we made organizational changes in our U.S. business intended to reduce the time it takes from initial product concept to placement on the retailer’s shelf and to reduce costs. We recorded charges in the first quarter of 2004 of $8.0 million for additional severance and benefits and other restructuring costs.

•	In 2003, we decided to close our remaining manufacturing and finishing operations in the U.S. and Canada. We recorded charges in the first quarter of 2004 of $3.2 million of additional severance and benefits, facility closure costs and asset write-offs.

•	In 2003, we made organizational changes in our European business intended to consolidate and streamline operations in our Brussels headquarters. We recorded charges in the first quarter of 2004 of $0.8 million for additional severance and benefits and legal fees associated with severance negotiations, and reversals of $0.4 million associated with lower than anticipated severance and employee benefits.

Operating income decreased 7.7%. Operating margin decreased 1.2 percentage points.

The following table shows our operating income broken out by region, the changes in results for the three months ended February 29, 2004 compared to the same period in 2003 and these results presented as percentage of net sales:

(Dollars in Thousands)	Three Months Ended February 29, 2004	% of Region’s Net Sales	Three Months Ended February 23, 2003	% of Region’s Net Sales	$ Increase (Decrease)	% Increase (Decrease)
			(Restated)
Region
North America	$102,579	18.3%	$92,816	18.1%	$9,763	10.5%
Europe	52,417	19.4%	40,400	15.3%	12,017	29.7%
Asia Pacific	27,918	21.2%	19,556	19.5%	8,362	42.8%

Subtotal	182,914	19.0%	152,772	17.4%	30,142	19.7%
Corporate	(122,212)	(12.7)%	(87,024)	(9.9)%	(35,188)	40.4%

Total operating income	$60,702	6.3%	$65,748	7.5%	$(5,046)	(7.7)%

Higher gross profit was more than offset by the substantial restructuring charges resulting in a decrease in operating income. By region:

•	North America. The increase in operating income was primarily attributable to higher gross profit and lower selling, general and administrative expenses.

•	Europe. The increase in operating income was primarily attributable to higher gross profit and lower selling, general and administrative expenses.

•	Asia Pacific. The increase in operating income was attributable primarily to higher gross profit and higher other operating income, partially offset by higher selling, general and administrative expenses.

We reflect long-term incentive compensation costs, corporate staff costs, restructuring charges, net of reversals and U.S. depreciation and amortization in corporate expense. The increase in corporate expense of $35.2 million was primarily attributable to the restructuring charges related to our indefinite suspension of an enterprise resource planning system and expense associated with our new long-term incentive compensation plan. These items were partially offset by the curtailment gain and lower expense during the 2004 period related to one of the postretirement medical plans in the U.S., as well as lower salary expenses resulting from reallocating U.S. sales force expense from corporate expense to the U.S. commercial business units.

Interest expense increased 14.3%.

Interest expense. Interest expense increased 14.3% to $68.2 million compared to $59.7 million for the same period in 2003. The higher interest expense was primarily due to higher average debt balances and higher effective interest rates in 2004.

The weighted average interest rate on average borrowings outstanding during the first quarter of 2004 and 2003, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.63% and 10.30%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Other (income) expense, net, was $1.6 million compared to $34.6 million other expense, net in 2003.

The following table summarizes significant components of other (income) expense, net:

(Dollars in Thousands)	Three Months Ended February 29, 2004	Three Months Ended February 23, 2003
		(Restated)
Foreign exchange management contract losses	$14,443	$36,382
Foreign currency transaction gains	(15,613)	(9,443)
Interest income	(393)	(1,491)
(Gain) loss on disposal of assets	45	(142)
Loss on early extinguishment of debt	—	8,827
Other	(73)	482

Total	$(1,591)	$34,615

We use foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in other (income) expense, net. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in other (income) expense, net. The decrease from $36.4 million to $14.4 million in foreign exchange management contract losses is due to changes in outstanding exposure under management and changes in foreign currency exchange rates.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. For the periods ended February 29, 2004 and February 23, 2003, the net gains of $15.6 million and $9.4 million, respectively, are caused by remeasurement of foreign currency denominated balances at the exchange rates existing at the balance sheet dates.

The decrease in interest income was primarily due to a higher cash investment balance in 2003 as a result of our refinancing activities. We also incurred a loss on early extinguishment of debt in 2003 relating to our January 2003 refinancing and our repurchases of our 6.80% notes.

Income tax benefit was $3.6 million for the three months ended February 29, 2004 compared to an income tax expense of $29.5 million for the same period in 2003.

The annual effective tax rate estimated for 2004 is 60.1% and results in an income tax benefit of $3.6 million for the three months ended February 29, 2004 due to the pre-tax loss recorded for the period. The effective tax rate estimated for 2004 is based on current full-year forecasts of income or losses in domestic and foreign jurisdictions and is anticipated to be 60.1% primarily as a result of the following:

•	projected tax losses in 2004 in certain state and foreign jurisdictions which we believe should not be benefited due to uncertainty about our ability to use the resultant loss carryforwards in the future;

•	the tax cost associated with our anticipated deduction of foreign taxes rather than claiming a credit due to uncertainty about our ability to utilize foreign tax credits before expiration;

•	a benefit associated with a projected decrease in our deferred tax liability for our unremitted earnings in foreign jurisdictions; and

•	an increase to our long-term taxes payable due to the accrual of interest on pre-existing reserves for tax contingencies.

The effective tax rate for the same period in 2003 was restated at year-end to be 103.3% based on actual pre-tax income or losses earned in domestic and foreign jurisdictions for the year. The 2003 effective rate applied to pre-tax losses for the period ended February 23, 2003 primarily resulted from the generation of tax losses in 2003 in certain foreign jurisdictions which were not benefited due to the uncertainty surrounding our ability to use the resultant loss carryforwards in the future. The effective rate impact was greater in 2003 than is estimated for 2004 due to the amount of the tax cost associated with not benefiting the losses in each of those years relative to the actual pre-tax loss for the year 2003 and estimated pre-tax income for the year 2004.

The effective rate for the year ended November 30, 2003 was (1,016.3)% and differed from the (103.3)% effective rate applied to the pre-tax loss for the period ended February 23, 2003 primarily due to substantial period charges to tax expense occurring in the third quarter of 2003 resulting from the following:

•	a substantial increase to our valuation allowance for certain of our deferred tax assets resulting from downward revisions to long-term income forecasts;

•	the tax cost associated with our anticipated deduction of foreign taxes rather than claiming a credit due to concerns surrounding our ability to utilize foreign tax credits before expiration; and

•	increases to our reserves for certain tax contingencies.

As previously noted, our estimated effective tax rate for 2004 is based on current full-year forecasts of income or losses in domestic and foreign jurisdictions. To the extent the forecasts change in total, or by taxing jurisdiction, the effective tax rate may be subject to change.

The net loss was $2.4 million compared to net loss of $58.0 million in 2003.

Net loss was $2.4 million for the three months ended February 29, 2004 compared to a net loss of $58.0 million for the same period in 2003. The decrease in net loss was primarily attributable to higher gross profit, the decline in losses on our foreign exchange management contracts and lower tax expense, offset in part by higher restructuring charges and higher interest expense.

Liquidity and Capital Resources

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs and payments of interest on our debt. We expect to make net cash payments of approximately $237 million for interest in 2004, including the approximately $83 million we paid during the three months ended February 29, 2004. We also expect to have the following additional cash requirements in fiscal year 2004:

Select 2004 Cash Requirements	Projected for 2004	Paid in three months ended February 29, 2004	Projected for remaining nine months of 2004
	(Dollars in Millions)
Plant closures, organizational changes, indefinite suspension of ERP and other restructuring activities	$140	$39	$101
Foreign and state taxes (net of refunds)	44	10	34
Contributions to postretirement health benefit plans	41	12	29
Capital expenditures	40	3	37
Contributions to pension plans	20	—	20

Total select 2004 cash requirements	$285	$64	$221

These amounts do not reflect any actions we may take as a result of our work with Alvarez & Marsal, Inc. As noted above, we are beginning to implement additional initiatives to reduce our costs including eliminating staff and open positions in the North America region in 2004.

We expect our key sources of cash to include operating income and borrowing availability under our senior secured revolving credit facility. We expect working capital improvements, in the form of reduced raw materials and work-in-process inventories, from our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package sourcing. In addition, we expect improvements in finished goods inventory management as a result of better planning. We believe we will have adequate liquidity in 2004 to operate our business and to meet our cash requirements. We also believe that we will be in compliance in 2004 with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash and Cash Equivalents; Available Borrowing Capacity

Available Liquidity. As of February 29, 2004, total cash and cash equivalents was $153.8 million, a $50.1 million decrease from the $203.9 million cash balance reported as of November 30, 2003. The decrease primarily reflected the timing of payments of accounts payable and interest payments on our senior unsecured notes due 2008 and 2012, and payments from restructuring initiatives, partially offset by lower inventory. Net available borrowing capacity under our revolving credit facility was approximately $269.3 million as of February 29, 2004. This gave us available liquidity resources of approximately $423.1 million.

As of April 11, 2004, our total availability under our domestic asset-based revolving credit facility was approximately $443.0 million and we had no outstanding loans. After taking into account usage of this availability for other credit-related instruments such as documentary and standby letters of credit, our unused availability was approximately $261.8 million. In addition, we had highly liquid short-term investments in the U.S. totaling approximately $161.0 million, leaving us with total U.S. liquidity (availability and liquid short-term investments) of $422.8 million.

Revolving Credit Facility. As of February 29, 2004, our calculated availability of $462.9 million under the revolving credit facility was reduced by $185.8 million of letters of credit and miscellaneous reserves allocated under our revolving credit facility, yielding a net availability of $277.1 million. Included in the $185.8 million of letters of credit and miscellaneous reserves at February 29, 2004 were $8.8 million trade letters of credit, $19.3 million miscellaneous reserves and $157.7 million of stand-by letters of credit with various international banks, of which $78.8 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims.

Debt Principal and Operating Lease Payments

Our total short-term and long-term debt principal payments as of February 29, 2004 and minimum operating lease payments for facilities, office space and equipment as of November 30, 2003 for the next five years and thereafter are as follows:

Year	Principal Payments as of 02/29/04	Minimum Operating Lease Payments as of 11/30/03
	(Dollars in Thousands)
2004	$30,090	$69,143
2005	61,203	63,678
2006	453,764	60,608
2007	5,000	54,725
2008	536,998	50,806
Thereafter	1,230,103	139,974

Total	$2,317,158	$438,934

The 2004 and 2005 payments include required payments of $3.8 million and $5.0 million, respectively, under our senior secured term loan. Additional payments in 2004 relate to short-term borrowings of $19.9 million and $6.3 million for our customer service center equipment financing. Additional payments in 2005 include a required payment under our customer service center equipment financing of $55.9 million. The 2006 payments include the payment of the 7.00% notes due November 1, 2006 of $450.0 million.

The table above reflects maturity of the 11.625% notes in January 2008. Our senior secured term loan and senior secured revolving credit facility agreements contain early maturity and covenant provisions linked to the timing of refinancing or repayment of our 7.00% notes due 2006 and our 11.625% notes due 2008. Review of the table above should take into account the fact that the senior secured term loan requires us to repay or refinance our 11.625% notes due 2008 not later than six months prior to their maturity date, in order to prevent acceleration of the maturity date of the senior secured term loan to a date three months prior to the maturity date of the 2008 notes. As a result, the term loan will become due on October 15, 2007 unless we have refinanced, repaid or otherwise provided for the 2008 notes by July 15, 2007.

Restructuring and Benefit Plan Payments

Restructuring Charges. We expect to make net cash payments of approximately $140 million in 2004 (including $39 million made during the three months ended February 29, 2004) in respect of plant closures, organizational changes, the enterprise resource planning system suspension and other restructuring activities. These amounts do not reflect any actions we may take as a result of our work with Alvarez & Marsal, Inc. We will continue to explore additional ways to further reduce our cost structure, create cash flow and enhance our capital structure.

Postretirement Health Benefits. We maintain two plans that provide postretirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund postretirement benefits as claims and premiums are paid. We amended these plans in August 2003 and February 2004 to change the benefits coverage for certain employees and retired participants. As a result of these amendments, we recorded a net curtailment gain of $16.4 million in the three months ended February 29, 2004. These amendments also resulted in a reduction in our benefit obligation from $744.0 million as of November 30, 2003 to $384.0 million as of February 29, 2004. The postretirement medical benefits liability on our balance sheet does not reflect the magnitude of this reduction in obligation, as such a reduction must be amortized over the remaining service life of our employee base, which is approximately ten years. Cash payments were approximately $12 million in this quarter. We anticipate that our total 2004 cash payments will be approximately $41 million, and that our total cash payments for the five year period 2004 through 2008 will be approximately $200 million. While our cash payments are not expected to be materially reduced over the next five years as a result of the plan amendments, we anticipate lower levels of cash payouts longer term as the impact of eligibility changes and annual payment limits begin to reduce our ongoing cash obligations.

Pension Plans. We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. We expect to make pre-tax contributions of approximately $168.0 million to our pension plans in 2004 – 2008, including expected payments of $20.0 million in 2004, $0.4 million of which we made during the first quarter. Our expectations reflect lower market interest rates in recent years, which have resulted in both an increase in present value of the future pension benefits and a decrease in our return assumptions for pension assets. In addition, our expectations for these future payments reflect our anticipation of adoption by the U.S. Department of Labor of a new mortality table. These expected payments are not in addition to the pension expense recorded for the applicable year and are based on estimates and are subject to change.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off-Balance Sheet Arrangements. We have no material off-balance sheet debt obligations or unconditional purchase commitments other than operating lease commitments.

Indemnification Agreements. In the ordinary course of our business, we enter into agreements containing indemnification provisions under which we agree to indemnify the other party for specified claims and losses. For example, our trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain these provisions. This type of indemnification provision obligates us to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of our employees, breach of contract by us including inaccuracy of representations and warranties, specified lawsuits in which we and the other party are co-defendants, product claims and other matters. In addition, our by-laws provide that we are required to indemnify our officers and directors under a number of circumstances, including circumstances in which indemnification would otherwise be discretionary, and our board of directors adopted resolutions making clear that officers and directors of our foreign subsidiaries are covered by these indemnification provisions.

These contractual and other indemnification amounts are generally not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends on the specific facts and circumstances associated with the claim. We have insurance coverage that minimizes the potential exposure to certain of these claims. We also believe that the likelihood of substantial payment obligations under these agreements to third parties is low and that any such amounts would be immaterial.

Cash Flows

The following table summarizes, for the three months ended February 29, 2004, selected items in our consolidated statements of cash flows:

(Dollars in Thousands)	Three Months Ended February 29, 2004	Three Months Ended February 23, 2003
		(Restated)
Cash Used For Operating Activities	$(34,731)	$(152,208)
Cash Used For Investing Activities	(10,045)	(25,941)
Cash Provided By (Used For) Financing Activities	(5,415)	460,339
Cash and Cash Equivalents	153,753	381,434

Cash used for operating activities was $34.7 million compared to $152.2 million.

Cash used for operating activities was $34.7 million for the three months ended February 29, 2004, compared to $152.2 million for the same period in 2003. The decrease in cash used for operating activities was primarily due to higher gross profit, lower inventories, and lower incentive compensation payments, partially offset by higher interest and restructuring payments:

•	Gross profit was higher by $48.0 million, driven primarily by increased sales in our North America and Asia Pacific regions.

•	Total inventories decreased by $64.0 million, due primarily to improved working capital management in North America, including our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package manufacturing. The inventory reduction in North America was partially offset by higher inventories in Asia Pacific and Europe, reflecting the impact of exchange rates and, in the case of Asia Pacific, higher volume.

•	During the three months ended February 29, 2004, we paid out $2.0 million under our annual incentive plan and made no payments under the long-term incentive plan. During the same period in 2003, we paid out a total of $100.0 million under the annual and long-term incentive plans.

•	During the three months ended February 29, 2004, we made interest payments of $83.0 million and restructuring payments of $39.0 million compared to $40.0 million and $21.0 million, respectively, during the same period of 2003.

Cash used for investing activities was $10.0 million compared to $25.9 million.

Cash used for investing activities was $10.0 million for the three months ended February 29, 2004, compared to $25.9 million for the same period in 2003. The decrease resulted primarily from reduced investments in information technology systems and lower realized losses on net investment hedges, partially offset by lower proceeds from sale of property, plant and equipment.

Cash used for financing activities was $5.4 million compared to cash provided by financing activities of $460.3 million.

Cash used for financing activities in the first quarter of 2004 primarily reflected required payments on our customer service center equipment financing and term loan in addition to repayments on short-term borrowings. Cash provided by financing activities for the three months ended February 23, 2003 was $460.3 million, primarily due to our issuance in December 2002 and January 2003 of our 12.25% senior unsecured notes due 2012 and our entry in January 2003 into a new senior secured credit facility.

Financial Condition

Debt was $2.3 billion as of February 29, 2004, virtually unchanged from November 30, 2003. Our debt and cash as of February 29, 2004 are summarized below:

(Dollars in Thousands)
Long-Term Debt:
Secured:
Term Loan due 2009	$498,750
Customer Service Center Equipment Financing due 2004	62,207
Notes payable, at various rates, due in installments through 2006	595

Subtotal	561,552
Unsecured:
Notes:
7.00% $450.0 million, due 2006	448,741
11.625% $380.0 million Dollar denominated, due 2008	377,549
11.625% €125.0 million Euro denominated, due 2008	154,449
12.25% $575.0 million, due 2012	571,502
Yen-denominated Eurobond:
4.25% ¥20.0 billion, due 2016	183,486

Subtotal	1,735,727
Current maturities	(11,522)

Total long-term debt	$2,285,757

Short-Term Debt:
Short-term borrowings	$19,879
Current maturities of long-term debt	11,522

Total short-term debt	$31,401

Total long-term and short-term debt	$2,317,158

Cash and cash equivalents:	$153,753

The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Both our term loan and our revolving credit facility contain a consolidated fixed coverage ratio covenant. As of February 29, 2004, we were in compliance with our consolidated fixed charge coverage ratio for the term loan and were not required to perform the calculation for the revolving credit agreement.

Other Sources of Financing

We are a privately held corporation and consequently the public equity markets are not readily accessible to us as a source of funds. Historically, we have primarily relied on cash flow from operations, borrowings under our credit facilities, issuances of notes and other forms of debt financing to fund our operations. Our operations and liquidity have been adversely affected in the last several years by numerous business developments, which were exacerbated by significant competitive and industry changes and adverse economic conditions. These challenges and conditions have negatively impacted our cash flow and caused our total debt to increase, which together have led to credit rating downgrades.

Credit Ratings

On December 2, 2003, Fitch Ratings, or Fitch, lowered our ratings on our senior unsecured debt to “CCC+” from “B-,” our senior secured revolving credit facility to “B+” from “BB-” and our senior secured term loan to “B” from “B+.” Fitch’s rating outlook remains negative.

On December 9, 2003, Standard & Poor’s Rating Services, or S&P, lowered our ratings on our long-term corporate credit and senior unsecured debt ratings to “CCC” from “B,” on our senior secured revolving credit facility to “B” from “BB” and on our senior secured term loan facility to “B-” from “BB-.” In addition, S&P removed our ratings from “CreditWatch” and said the outlook is developing.

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

Critical Accounting Policies

Our critical accounting policies upon which our financial position and results of operations depend are those relating to revenue recognition, inventory valuation, restructuring reserves, income tax assets and liabilities, derivatives and foreign exchange management activities, pension and postretirement benefits and employee incentive compensation. More information about our critical accounting policies is contained in Note 1 to the Consolidated Financial Statements.

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

New Accounting Standards

Note 1 to the Consolidated Financial Statements summarizes the following new accounting standard. Statement of Financial Accounting Standards No. (“SFAS”) 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” We will adopt the revised SFAS 132 in our 2004 Form 10-K. SFAS 132 is a disclosure requirement and the adoption will not have any effect on our consolidated financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes forward-looking statements about:

•	workforce and cost reductions;

•	product line rationalization and its impact;

•	inventory investment and sourcing practices;

•	liquidity and compliance with the financial covenants in our credit agreements;

•	interest payments;

•	capital expenditures;

•	income tax audit settlements and payments;

•	deferred tax assets and other tax items;

•	restructuring charges and related expenses;

•	employee pension and postretirement health benefit plan contributions;

•	changes in our tax and controller’s function, staffing and practices; and

•	other matters.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

These forward-looking statements are subject to risks and uncertainties including, without limitation:

•	changing domestic and international retail environments;

•	ongoing price and other competitive pressures in the apparel industry;

•	the effectiveness of our promotion and incentive programs with retailers;

•	changes in the level of consumer spending or preferences in apparel;

•	dependence on key distribution channels, customers and suppliers;

•	changing fashion trends;

•	risks related to the impact of consumer and customer reactions to new products including our mass channel products;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of potential future cost reduction and restructuring activities;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	trade restrictions and tariffs;

•	political or financial instability in countries where our products are manufactured; and

•	other risks detailed in our annual report on Form 10-K for the year ended November 30, 2003 and other filings with the Securities and Exchange Commission.

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

The tables below give an overview of the fair values of derivative instruments reported as an asset or liability and the realized and unrealized gains and losses associated with our foreign exchange and interest rate management activities reported in “Other (income) expense, net.” The derivatives expire at various dates through May 2004.

(Dollars in Thousands)	At February 29, 2004 Fair value asset (liability)	At November 30, 2003 Fair value asset (liability)
Foreign Exchange Management	$(346)	$(5,239)

	Three Months Ended February 29, 2004		Three Months Ended February 23, 2003
	Other (income) expense, net		Other (income) expense, net
(Dollars in Thousands)	Realized	Unrealized	Realized	Unrealized
(Restated)
Foreign Exchange Management	$15,959	$(1,516)	$36,136	$246

Foreign Exchange Risk

We manage foreign currency exposures primarily to protect the U.S. dollar value of cash flows. We attempt to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, we evaluate them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, we enter into various derivative transactions in accordance with our currency risk management policies, aimed at covering the spot risk at inception of the exposure. We do not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, we defined as part of our foreign currency risk management policy an open position ratio limit. The open position ratio measures the relationship between the notional amount of the hedging instrument and the hedged item. Our foreign exchange policy allows a maximum open position ratio of 25%. At February 29, 2004 our open position ratio was 3.6%, while the maximum open position ratio during the quarter was 13.0%.

At February 29, 2004, we had U.S. dollar spot and forward currency contracts to buy $729.6 million and to sell $343.6 million against various foreign currencies. We also had euro forward currency contracts to buy and sell 40.0 million Euros ($49.6 million equivalent) against Swedish Krona and an Australian Dollar forward currency contract to buy 0.5 million Australian Dollars ($0.4 million equivalent) against New Zealand Dollars. These contracts are at various exchange rates and expire at various dates through March 2004.

We have entered into option contracts to manage our exposure to numerous foreign currencies. At February 29, 2004, we had bought U.S. dollar option contracts resulting in a net short position against various foreign currencies of $47.8 million and Euro option contracts resulting in a net short Euro position against Swedish Krona currencies of 50.0 million Euros ($62.0 million equivalent), should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net long position against various currencies of $8.1 million, should the options be exercised. The option contracts are at various strikes and expire at various dates through May 2004.

For more information about market risk, see Notes 7 and 8 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

As of February 29, 2004, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

We conducted the evaluation of our disclosure controls and procedures taking into account a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) identified in a letter we received in December 2003 from our independent auditors. This evaluation also took into account reportable conditions that were identified by our independent auditors during their audit of our financial statements for the years ended November 30, 2003, November 24, 2002 and November 25, 2001 and disclosed to our Audit Committee on April 9, 2004. Finally, our evaluation of our disclosure controls and procedures took into account the measures we are taking in response to these communications from our independent auditors. The letter regarding the material weakness and related background information and other related matters are described in our Annual Report on Form 10-K filed with the SEC on March 1, 2004.

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

In response to the matters described in these communications from our independent auditors, we have taken actions to address these issues, including actions described in the Form 10-K. They include:

•	we are recruiting individuals with expertise in financial reporting including tax GAAP issues;

•	our corporate controller’s group and our tax department are focused on communicating more effectively with an increased concentration on the financial reporting aspects of tax items;

•	we are reorganizing the corporate controller’s department and upgrading technical accounting skills to reinforce accounting oversight and to maintain a stronger control environment;

•	we have retained outside experts on tax accounting to train and develop personnel in our tax and corporate controller’s groups;

•	we have instituted a quarterly trial balance review in which our chief financial officer, controller and other senior finance leaders engage in a detailed review of the financial statements for each of our businesses and functional areas; and

•	through our internal audit department and outside technical experts, we are conducting a comprehensive review of our internal control over financial reporting.

These actions have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Based on the controls evaluation, as of February 29, 2004, we have concluded that our disclosure controls and procedures are designed to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management to allow timely decisions regarding required disclosure. As noted above, subsequent to February 29, 2004, we continue to evaluate our control environment and we are continuing to consider additional steps to strengthen these controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Wrongful Termination Litigation. During the three months ended February 29, 2004 and since the end of the period, there were two developments in the wrongful termination litigation brought against us in California state court and other tribunals by two former employees of our tax department:

•	On January 23, 2004, the plaintiffs withdrew their complaint in an administrative proceeding before the U.S. Department of Labor under Section 1107 of the Sarbanes-Oxley Act just prior to the Department of Labor’s issuance of an initial determination.

•	On March 12, 2004, plaintiffs filed a complaint in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. In this complaint, in addition to restating the allegations contained in the state complaint, plaintiffs assert that we violated Sections 1541A et seq. of the Sarbanes-Oxley Act by taking adverse employment actions against plaintiffs in retaliation for plaintiffs’ lawful acts of compliance with the administrative reporting provisions of the Sarbanes-Oxley Act. Plaintiffs seek a number of remedies, including compensatory damages, interest lost on all earnings and benefits, reinstatement, litigation costs, attorneys’ fees and any other relief that the court may find proper.

We are vigorously defending these cases and are pursuing our cross-complaint against the plaintiffs in the state case. We do not expect this litigation to have a material impact on our financial condition or results of operations.

Class Actions Securities Litigation. On December 12, 2003, a putative bondholder class action styled Orens v. Levi Strauss & Co., et al., Case No. C-03-5605, RMW (HRL), was filed in the U.S. District Court for the Northern District of California against our chief executive officer and our former chief financial officer. The action purports to be brought on behalf of purchasers of our bonds in the period from January 10, 2001 to October 9, 2003, and makes claims under the federal securities laws, including Section 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that we lacked adequate internal controls such that we were unable to ascertain our true financial condition. Plaintiffs contend that such statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On February 20, 2004, a putative bondholder class action styled General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al., Case No. C-04-00712, JW (EAI), was filed in the U.S. District Court for the Northern District of California, San Jose Division, against us, our chief executive officer, our former chief financial officer, our directors and our underwriters in connection with our April 6, 2001 and June 16, 2003 registered bond offerings. The action purports to be brought on our behalf of purchasers of our bonds who made purchases pursuant or traceable to our prospectuses dated March 8, 2001 or April 28, 2003, or who purchased our bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that we made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating the above class actions, appointing a lead plaintiff and approving the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action). We are in the initial stages of this litigation and expect to defend the action vigorously.

Other Litigation. In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K:

(A) Exhibits:

10.1	Third Amendment to Credit Agreement and Limited Waiver, dated as of March 18, 2004, among the Registrant, Levi Strauss Financial Center Corporation, Bank of America, N.A., as agent and the financial institutions named therein as lenders.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Section 906 certification. Furnished herewith.

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

Date: April 13, 2004	LEVI STRAUSS & CO.
(Registrant)

	By:	/S/ GARY W. GRELLMAN
Gary W. Grellman
Vice President and Controller (Principal Accounting Officer)