Form 10-Q
period 2004-05-30
LEVI STRAUSS & CO
filed 2004-07-13
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 30, 2004

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

Common Stock $.01 par value—37,278,238 shares outstanding on July 12, 2004

LEVI STRAUSS & CO.

INDEX TO FORM 10-Q

MAY 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	May 30, 2004	November 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$347,249	$203,940
Trade receivables, net of allowances of $26,573 in 2004 and $26,956 in 2003	450,178	555,106
Inventories	519,112	680,068
Deferred tax assets, net of valuation allowance of $25,281 in both 2004 and 2003	131,827	131,827
Other current assets	82,959	104,176

Total current assets	1,531,325	1,675,117
Property, plant and equipment, net of accumulated depreciation of $471,225 in 2004 and $491,121 in 2003	427,708	486,714
Goodwill, net of accumulated amortization of $151,569 in 2004 and in 2003	199,905	199,905
Other intangible assets, net of accumulated amortization of $36,415 in 2004 and $36,349 in 2003	44,697	44,722
Non-current deferred tax assets, net of valuation allowance of $324,269 in both 2004 and 2003	490,021	490,021
Other assets	79,505	87,283

Total Assets	$2,773,161	$2,983,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$85,434	$34,700
Accounts payable	195,769	296,188
Restructuring reserves	66,364	96,406
Accrued liabilities	223,329	244,520
Accrued salaries, wages and employee benefits	238,653	195,129
Accrued taxes	36,369	29,863

Total current liabilities	845,918	896,806
Long-term debt, less current maturities	2,224,135	2,281,729
Postretirement medical benefits	514,435	555,008
Pension liability	226,798	250,814
Long-term employee related benefits	169,407	193,188
Long-term tax liabilities	109,352	143,082
Other long-term liabilities	33,242	32,576
Minority interest	23,571	23,731

Total liabilities	4,146,858	4,376,934

Stockholders’ Deficit:
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,381,562)	(1,384,818)
Accumulated other comprehensive loss	(81,316)	(97,535)

Total stockholders’ deficit	(1,373,697)	(1,393,172)

Total Liabilities and Stockholders’ Deficit	$2,773,161	$2,983,762

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003
		(Restated)		(Restated)
Net sales	$958,833	$932,021	$1,921,137	$1,809,055

Cost of goods sold	546,140	538,825	1,100,198	1,055,707

Gross profit	412,693	393,196	820,939	753,348
Selling, general and administrative expenses	319,061	345,390	620,756	650,160
Other operating income	(9,520)	(9,752)	(18,033)	(17,068)
Restructuring charges, net of reversals	25,679	(5,336)	80,041	(8,386)

Operating income	77,473	62,894	138,175	128,642
Interest expense	65,208	63,346	133,435	123,025
Other expense, net	4,039	20,183	2,448	54,798

Income (loss) before taxes	8,226	(20,635)	2,292	(49,181)
Income tax expense (benefit)	2,602	21,200	(964)	50,700

Net income (loss)	$5,624	$(41,835)	$3,256	$(99,881)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	May 30, 2004	May 25, 2003
		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$3,256	$(99,881)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	30,127	31,276
Non-cash asset write-offs associated with reorganization initiatives	34,653	—
Gain on dispositions of property, plant and equipment	(1,088)	(495)
Unrealized foreign exchange (gains) losses	(6,441)	17,409
Decrease in trade receivables	97,013	169,852
Decrease in income taxes receivables	344	904
Decrease (increase) in inventories	149,137	(171,941)
Decrease (increase) in other current assets	21,756	(14,885)
Decrease (increase) in other long-term assets	7,592	(22,440)
Decrease in accounts payable and accrued liabilities	(103,095)	(8,991)
Decrease in restructuring reserves	(30,042)	(40,164)
Increase (decrease) in accrued salaries, wages and employee benefits	44,491	(39,173)
Increase (decrease) in accrued taxes	7,570	(94,023)
Decrease in long-term employee related benefits	(72,740)	(74,225)
(Decrease) increase in other long-term liabilities	(32,888)	1,789
Other, net	2,774	733

Net cash provided by (used for) operating activities	152,419	(344,255)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(8,059)	(35,435)
Proceeds from sale of property, plant and equipment	5,592	7,604
Cash outflow from net investment hedges	(1,086)	(18,468)

Net cash used for investing activities	(3,553)	(46,299)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,114,060
Repayments of long-term debt	(6,664)	(675,012)
Net decrease in short-term borrowings	(380)	(3,474)
Debt issuance costs	(525)	—
Increase in restricted cash	—	(23,427)

Net cash (used for) provided by financing activities	(7,569)	412,147

Effect of exchange rate changes on cash	2,012	2,894

Net increase in cash and cash equivalents	143,309	24,487
Beginning cash and cash equivalents	203,940	96,478

Ending cash and cash equivalents	$347,249	$120,965

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$117,853	$78,427
Income taxes	24,696	159,319
Restructuring initiatives	75,307	35,024

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

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months and six months ended May 30, 2004 may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2004.

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

The unaudited consolidated financial statements for the three and six months ended May 25, 2003 have been restated. All information in the notes to the unaudited consolidated financial statements referring to the three and six months ended May 25, 2003 gives effect to this restatement. Information about the restatement is included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on March 1, 2004.

Exploration of the Sale of the Company’s Dockers® Business

On May 11, 2004, the Company announced that it is exploring the sale of its worldwide Dockers® casual clothing business and has retained Citigroup Inc. to assist it with the potential sale. The Company is exploring the sale of the Dockers® business because it believes that a sale would help the Company reduce substantially its debt, improve its capital structure and focus its resources on growing its Levi’s® brand and Levi Strauss Signature™ brand businesses. As previously announced, the Company intends to seek amendments to its senior secured term loan and senior secured revolving credit facility to facilitate any proposed sale of the Dockers® business. The proposed amendments would, among other things, provide for the lenders’ consent to a sale of the Dockers® business (which generated approximately 24% of the Company’s revenues in 2003), provided that the application of sale proceeds results in a reduction in the Company’s net debt of at least 30%. If accepted as currently proposed, the amendments would also provide the Company greater flexibility than is currently permitted in applying the proceeds of a sale among the various debt instruments currently outstanding, as well as greater flexibility under several negative covenants in the Company’s senior secured term loan and senior secured revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. The Company believes that the following discussion addresses the Company’s critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

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

The Company recognizes allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. Allowances principally relate to the Company’s U.S. operations and primarily reflect price discounts, non-volume-based incentives and other returns and discounts. The Company estimates non-volume-based allowances by considering customer and product-specific circumstances as well as historical customer claim rates. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances.

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

Income tax assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to estimated realizable amounts. The Company utilizes forecasts of future taxable income in assessing the adequacy of its valuation allowances. The likelihood of a material change in the Company’s expected realization of these assets is dependent on estimated assessments of future taxable income and ability to use foreign tax credit carryforwards, carrybacks and net operating losses; U.S. and foreign tax settlements; the effectiveness of tax planning strategies in the various relevant jurisdictions; and other factors. The Company is also subject to examination of income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes. Changes in the Company’s valuation of the deferred tax assets or changes in the necessary reserve balances could impact its annual effective income tax rate.

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

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other expense, net” in the Statements of Operations. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge the Company’s net investment position in its subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

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

The long-term liability balance for the Company’s pension plans was $226.8 million and $250.8 million as of May 30, 2004 and November 30, 2003, respectively. The short-term pension liability was $14.4 million and $4.5 million as of May 30, 2004 and November 30, 2003, respectively, and is recorded in “Accrued salaries, wages and employee benefits.” The long-term liability balance for the Company’s postretirement benefit plans was $514.4 million and $555.0 million as of May 30, 2004 and November 30, 2003, respectively. The short-term liability balance for postretirement benefit plans was $41.4 million as of both May 30, 2004 and November 30, 2003, respectively, and is recorded in “Accrued salaries, wages and employee benefits.”

Employee Incentive Compensation. The Company maintains short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company’s short-term and long-term success. Provisions for employee incentive compensation are recorded in accrued salaries, wages and employee benefits and long-term employee related benefits. Changes in the liabilities for these incentive plans correlate with the Company’s financial results and projected future financial performance and could have a material impact on the consolidated financial statements and on future financial performance. (For more information, see Note 10 to the Consolidated Financial Statements.)

Long-lived Assets Held for Sale

At May 30, 2004 and November 30, 2003, the Company had approximately $5.6 million and $2.2 million, respectively, of long-lived assets held for sale. Such assets are recorded in “Property, plant and equipment.” Long-lived assets held for sale as of May 30, 2004 are primarily comprised of assets associated with a closed manufacturing plant in San Antonio, Texas. (See Note 3 to the Consolidated Financial Statements.)

New Accounting Standards

In December 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement changes the disclosure requirements for pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS 132 requires that information be provided separately for pension plans and for other post-retirement benefit plans. SFAS 132 is effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company has adopted SFAS 132 and provided the interim period disclosure requirements for the period ended May 30, 2004. The adoption of SFAS 132 did not have any impact on the Company’s operating results or financial position.

In December 2003, the Financial Accounting Standards Board published a revision to Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on the Company’s operating results or financial position because the Company does not have any variable interest entities.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in the U.S. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Staff Position 106-2 will be implemented by the Company in the fourth quarter of Fiscal 2004. The Company is currently evaluating the impact of this guidance on the Company’s financial position, results of operations and cash flows.

NOTE 2: INVENTORY

The following is a summary of the components of inventory as of May 30, 2004 and November 11, 2003:

	May 30, 2004	November 30, 2003
	(Dollars in Thousands)
Inventories:
Raw materials	$39,792	$57,925
Work-in-process	33,168	36,154
Finished goods	446,152	585,989

Total inventories	$519,112	$680,068

As of May 30, 2004, the Company had total raw materials and work-in-process inventory of approximately $73 million, as compared to total raw materials and work-in-process inventory of approximately $94 million as of November 30, 2003. The $21 million decrease in raw materials and work-in-process inventory results from the Company’s continuing transition from self-manufacturing to outsourced production. As of May 30, 2004, the Company had excess and/or obsolete finished goods inventory with an original cost of approximately $110. Based upon the estimated recoveries of such inventory, the Company had marked down such inventory by approximately $35 million to its estimated recoverable value of $75 million. As of February 29, 2004, the Company had excess and/or obsolete finished goods inventory with an original cost of approximately $140 million. Based upon the estimated recoveries of such inventory, the Company had marked down such inventory by approximately $50 million to its estimated recoverable value of $90 million. During the first quarter of 2004, the Company reduced its estimated allowance for obsolete and slow-moving inventory by approximately $5.3 million due to improvements in its estimation process. These improvements related to the definition of product attributes that are taken into consideration in evaluating the likelihood of recovery rates below cost. The reduction in the estimated allowance is reflected in the results of operations for the six months ended May 30, 2004. For the three months and six months ended May 25, 2003, improvements in the process of estimating potential excess inventory resulted in a reduction of inventory valuation reserves of approximately $6 million and $11 million, respectively.

NOTE 3: RESTRUCTURING RESERVES

SUMMARY

The following describes the activities associated with the Company’s reorganization initiatives. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by plant closures and reorganization initiatives. Reductions consist of payments for severance and employee benefits, other restructuring costs, and foreign exchange differences. Reversals are recorded as a result of changes in the amount of the estimated future cash outflows based upon quarterly review of restructuring activities. The balance of severance and employee benefits and other restructuring costs are included in restructuring reserves on the accompanying balance sheets.

The total balance of the restructuring reserves at May 30, 2004 was $66.4 million compared to $96.4 million at November 30, 2003. The Company expects to utilize the majority of the reserve balances during fiscal year 2004. For the three and six months ended May 30, 2004, the Company recognized restructuring charges, net of reversals, of $25.7 million and $80.0 million, respectively. The restructuring charges include a charge of $42.8 million related to the indefinite suspension of the installation of a worldwide enterprise resource planning system, which was recorded during the first quarter of fiscal 2004. Additionally, the restructuring charges, net of reversals, for the three and six months ended May 30, 2004 include $25.7 million and $37.2 million, respectively, related to other restructuring activities that became probable and estimable or were expensed as incurred.

The following table summarizes the activities and liability balances associated with restructuring initiatives from 2001 through the second quarter of fiscal 2004:

	November 30, 2003	Restructuring Charges	SG&A* Charges	Restructuring Reductions	SG&A* Reversals	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
2004 Reorganization Initiatives	$—	$23,734	$—	$(796)	$—	$16	$22,954
2004 ERP** Installation Indefinite Suspension	—	9,347	—	(5,035)	—	—	4,312
2003 U.S. Organizational Changes***	16,641	9,095	—	(14,753)	—	—	10,983
2003 North America Plant Closures***	42,930	6,437	—	(27,259)	—	(288)	21,820
2003 Europe Organizational Changes	27,889	1,784	—	(23,539)	—	(1,590)	4,544
2002 Europe Reorganization Initiative	4,462	—	419	(3,231)	(542)	—	1,108
2002 U.S. Plant Closures	4,415	—	—	(625)	—	(3,147)	643
2001 Corporate Restructuring Initiatives	69	—	—	(69)	—	—	—

Restructuring Reserves	$96,406	50,397	$419	$(75,307)	$(542)	$(5,009)	$66,364

2004 ERP** Asset Write-offs		33,417
2003 North America Plant Closures—Asset Write-offs		1,236

Total		$85,050

*	SG&A refers to selling, general and administrative expenses.
**	ERP refers to enterprise resource planning system.
***	Beginning balance includes a reallocation to correct a prior classification of a $2.3 million liability for benefit costs from the 2003 U.S. organizational changes to the 2003 North America plant closure restructuring initiative.

2004 Reorganization Initiatives

In December 2003, the Company retained the management consulting firm Alvarez & Marsal, Inc. to work with the Company’s leadership team to further assist in analyzing the Company’s business strategies, plans and operations. As a result of this review, during the second quarter of fiscal 2004, the Company commenced the following additional reorganization initiatives described in this section.

2004 Spain Plant Closures

        During the three months ended May 30, 2004, the Company commenced the process of closing its two owned and operated manufacturing plants in Spain. The Company is engaged in negotiations with local representatives for the plant employees and expects the plants to cease operations by the end of fiscal 2004. During the three months ended May 30, 2004, the Company recorded severance costs of approximately $10.3 million related to the anticipated displacement of approximately 460 employees associated with this initiative. The amount of the initial charge was determined based upon the estimated minimum severance benefits for this action under local statutory requirements. As negotiations progress, the Company expects to incur additional employee-related restructuring costs for termination benefits and other restructuring costs which will be recorded as they become probable and estimable. As of May 30, 2004, no employees had yet been displaced. In addition, while preliminary analysis indicates that there does not appear to exist an impairment issue relating to the carrying amounts of the related property, plant and equipment, the Company is in the process of obtaining formal appraisals which could result in additional restructuring charges as a result of the decision to close the plants.

2004 U.S. Organizational Changes

During the three months ended May 30, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. This initiative will result in the displacement of approximately 175 employees. During the three months ended May 30, 2004, the Company recorded a charge for severance and lease termination costs of approximately $12.5 million related to this initiative. As of May 30, 2004, approximately 60 individuals had been displaced. The Company will continue to identify actions intended to further reduce costs, and will record additional employee-related restructuring costs for termination benefits and other restructuring costs, as appropriate, when they become probable and estimable.

2004 Europe Organizational Changes

During the three months ended May 30, 2004, the Company commenced additional reorganization actions which resulted in the displacement of three employees in its European operations. As of May 30, 2004, the Company recorded a charge for severance costs and related benefits of approximately $0.9 million related to this initiative. The Company will continue to identify actions intended to further reduce costs, and will record additional employee-related restructuring costs for termination benefits and other restructuring costs, as appropriate, when they become probable and estimable.

The table below displays the restructuring activity for the six months ended May 30, 2004, and the balance of the restructuring reserves as of May 30, 2004, for the 2004 reorganization initiatives discussed above.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
2004 Spain Plant Closures
Severance and employee benefits	$—	$10,343	$209	$—	$10,552
Other restructuring costs	—	—	—	—	—

Subtotal – 2004 Spain Plant Closures	—	10,343	209	—	10,552

2004 U.S. Organizational Changes
Severance and employee benefits	—	12,526	(988)	—	11,538
Other restructuring costs	—	—	—	—	—

Subtotal – 2004 U.S. Organizational Changes	—	12,526	(988)	—	11,538

2004 Europe Organizational Changes
Severance and employee benefits	—	865	(17)	16	864
Other restructuring costs	—	—	—	—	—

Subtotal – 2004 Europe Organizational Changes	—	865	(17)	16	864

Total – 2004 Reorganization Initiatives	$—	$23,734	$(796)	$16	$22,954

2004 Indefinite Suspension of Enterprise Resource Planning System Installation

In December 2003, the Company indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use, and as a result the Company recorded a charge of approximately $42.8 million during the first quarter of fiscal 2004 related to this initiative. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.6 million for other restructuring costs primarily related to non-cancelable project contractual commitments and $33.4 million to write-off capitalized costs related to the project. As of May 30, 2004, approximately 40 employees had been displaced.

During the remainder of fiscal year 2004, the Company expects to incur no additional restructuring costs in connection with this action.

The table below displays the restructuring activity and liability balance of the reserve for the 2004 ERP installation indefinite suspension.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
Severance and employee benefits	$—	$2,718	$(1,619)	$—	$1,099
Other restructuring costs	—	6,629	(3,416)	—	3,213

Restructuring reserves	$—	$9,347	$(5,035)	$—	$4,312

Asset write-offs		33,417

Total		$42,764

2003 U.S. Organizational Changes

On September 10, 2003, the Company announced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. During the fourth quarter of fiscal 2003, the Company recorded an initial charge of $22.4 million in connection with this initiative, reflecting the displacement of approximately 350 salaried employees in various U.S. locations. As a result of these initiatives, the Company recorded charges during the three and six months ended May 30, 2004 of $0.7 million and $8.2 million, respectively, for additional severance and benefits related to the displacement of approximately 185 employees, and $0.3 million and $0.9 million, respectively, for other restructuring costs. As of May 30, 2004, approximately 535 employees had been displaced, and the remainder will be displaced during 2004.

During the remainder of fiscal year 2004, the Company expects to incur additional employee-related restructuring costs related to this initiative of approximately $2.5 million for termination benefits and other restructuring costs, which will be recorded as they become estimable and probable.

The table below displays the activity and liability balance of the reserve for the 2003 U.S. organizational changes.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
Severance and employee benefits	$16,641	$8,239	$(13,999)	$—	$10,881
Other restructuring costs	—	856	(754)	—	102

Total	$16,641	$9,095	$(14,753)	$—	$10,983

2003 North America Plant Closures

The Company closed its sewing and finishing operations in San Antonio, Texas in January 2004. The Company’s three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario, closed in March 2004. Production from the San Antonio and Canadian facilities has been shifted to third-party contractors located primarily outside the U.S. and Canada. During the third quarter of 2003, the Company recorded a charge of $11.0 million for asset write-offs associated with the U.S. and Canadian plant closures. During the fourth quarter of 2003, the Company recorded a charge of $42.1 million consisting of $41.3 million for severance and employee benefits and $0.8 million for other restructuring costs. The Company recorded additional charges during the three and six months ended May 30, 2004 of $4.1 million and $7.4 million, respectively, net of reversals, for additional severance and employee benefits, facility closure costs and asset write-offs related to these initiatives. As of May 30, 2004, a total of approximately 2,000 employees had been displaced in connection with these plant closures.

During the remainder of fiscal year 2004, the Company expects to incur additional employee-related restructuring costs of approximately $1.1 million for termination benefits, and $4.8 million relating to the closures and other restructuring costs, such as contract termination costs, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

The table below displays the restructuring activity and liability balance of the reserve for the 2003 North American plant closures.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
Severance and employee benefits	$42,930	$3,109	$(24,246)	$(288)	$21,505
Other restructuring costs	—	3,328	(3,013)	—	315

Restructuring reserves	$42,930	$6,437	$(27,259)	$(288)	$21,820

Asset write-offs		1,236

Total		$7,673

2003 Europe Organizational Changes

During the fourth quarter of 2003, the Company announced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. As a result the Company recorded a charge of $28.9 million consisting of $28.1 million for severance and employee benefits and $0.8 million for other restructuring costs. The charge reflected the estimated displacement of approximately 310 employees. The Company recorded charges during the three and six months ended May 30, 2004 of $1.0 million and $1.8 million, respectively, for additional severance and employee benefits and legal fees associated with severance negotiations, and reversals of $1.2 million and $1.6 million, respectively, associated with lower than anticipated severance and employee benefits. As of May 30, 2004, approximately 273 employees had been displaced and the remainder are to be displaced in 2004.

The table below displays the activity and liability balance of the reserve for this European initiative.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	May 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$27,155	$1,205	$(23,342)	$(1,568)	$3,450
Other restructuring costs	734	579	(197)	(22)	1,094

Total	$27,889	$1,784	$(23,539)	$(1,590)	$4,544

2002 Europe Reorganization Initiatives

In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions included the closures of the Belgium, France and Holland distribution centers during the first half of 2004. During 2002, the Company recorded an initial charge of $1.6 million reflecting the estimated displacement of 40 employees. During 2003, the Company recorded in selling, general and administrative expenses charges of $6.1 million reflecting the estimated displacement of 89 employees. As of May 30, 2004, all of the employees had been displaced.

For the three and six months ended May 30, 2004 the Company recorded charges of $0.2 million and $0.4 million, respectively, for additional severance and benefits and other restructuring costs, such as lease termination costs.

During the remainder of fiscal year 2004, the Company expects to incur additional other restructuring costs, such as contract termination costs, of approximately $1.0 million related to this initiative, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

The table below displays the activity and liability balance of the reserve for this European initiative.

	November 30, 2003	SG&A Charges	Restructuring Reductions	SG&A Reversals	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,462	$306	$(3,135)	$(542)	$—	$1,091
Other restructuring costs	—	113	(96)	—	—	17

Total	$4,462	$419	$(3,231)	$(542)	$—	$1,108

2002 U.S. Plant Closures

The Company announced in April 2002 the closure of six U.S. manufacturing plants. The Company recorded an initial charge in the second quarter of 2002 of $120.0 million consisting of $16.3 million for asset write-offs, $86.0 million for severance and employee benefits and $17.7 million for other restructuring costs. The Company closed the six manufacturing plants in 2002, displacing 3,540 employees. For the three and six months ended May 30, 2004, the Company reversed $3.1 million of employee benefit costs due to less than anticipated claims volume.

The table below displays the activity and liability balance of this reserve.

	November 30, 2003	Restructuring Reductions	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,080	$(302)	$(3,147)	$631
Other restructuring costs	335	(323)	—	12

Total	$4,415	$(625)	$(3,147)	$643

2001 Corporate Reorganization Initiatives

In November 2001, the Company instituted various reorganization initiatives in the U.S. that included simplifying product lines and realigning its resources to those product lines. The Company recorded an initial charge of $20.3 million in November 2001. In connection with these initiatives, approximately 325 employees were displaced.

The table below displays the activity and liability balance of this reserve.

	November 30, 2003	Restructuring Reductions	Restructuring Reversals	May 30, 2004
	(Dollars in Thousands)
Severance and employee benefits	$69	$(69)	$—	$—

NOTE 4: INCOME TAXES

Effective Tax Rate for Six Months Ended May 30, 2004. The effective tax rate for the six months ended May 30, 2004 was (42.1%), and differs from the Company’s estimated annual effective tax rate of (215.1%) described below, due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized. In accordance with FASB Interpretation No. 18, the Company adjusts its annual estimated effective tax rate of (215.1%) to exclude the impact of these foreign losses. The adjusted estimated annual effective tax rate is then applied to the year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, to compute tax expense for the six-month period ended May 30, 2004. This calculation results in a (42.1%) effective rate for the six months ended May 30, 2004. Tax expense of $2.6 million was recorded in the three month period ended May 30, 2004 to bring the year-to-date accrual for income taxes to the (42.1%) effective tax rate.

Estimated Annual Effective Tax Rate. As indicated above, the Company is projecting an annual 2004 effective tax rate of (215.1%). Income taxes are provided on an interim basis based upon this projection. For the fiscal year ended November 30, 2003, the effective tax rate was (1, 016.3%). The estimated annual effective tax rate of (215.1%) is based on current full-year forecasts of income or losses, as adjusted by the following:

•	projected tax losses in certain state and foreign jurisdictions which the Company believes should not be benefited due to uncertainty about our ability to use the resulting loss carry forwards before expiration;

•	the tax cost associated with the Company’s anticipated deduction of foreign taxes rather than claiming a credit due to uncertainty about its ability to utilize foreign tax credits before expiration; and

•	a benefit associated with a projected decrease in our deferred tax liability for the Company’s unremitted earnings in foreign jurisdictions.

The estimated annual effective tax rate for 2004 differs from the U.S. federal statutory income tax rate of 35% as follows:

Income tax expense at U.S. federal statutory rate	35.0%
State income taxes, net of U.S. federal impact	33.7%
Impact of foreign operations	47.6%
Interest and taxes accrued for federal, state and international tax issues	(6.4)%
Increase in valuation allowance	(316.1)%
Nondeductible expenses	(8.9)%

Total	(215.1)%

The “state income taxes, net of U.S. federal impact” item above reflects the state tax benefit generated by domestic tax losses in the U.S., net of the related U.S. federal impact. As not all state losses meet the more likely than not standard for realization, the Company reverses a portion of this benefit from the estimated annual effective tax rate through an increase in the valuation allowance, which is discussed in more detail below. The rate of 33.7% reflects the state income tax expense or benefit as a percentage of consolidated earnings before taxes.

The “impact of foreign operations” item above reflects additional benefit generated by foreign losses incurred in jurisdictions with rates in excess of the U.S. federal statutory rate. As not all federal losses meet the more likely than not standard for realization, the Company reverses a portion of this benefit from the estimated annual effective tax rate through an increase in the valuation allowance, which is discussed in more detail below. This item also reflects the Company’s expectation that foreign income taxes will be deducted rather than claimed as a credit in the U.S. federal income tax return.

The “interest and taxes accrued for federal, state, and international issues” item above reflects the accrual for current year interest on outstanding tax reserves and any changes during the year to these accruals.

The “increase in valuation allowance” relates primarily to projected additional current year losses in foreign and state jurisdictions in which the Company has previously decided it is unlikely to utilize its existing operating loss carry forwards. The current year losses arise in part due to projections of increased restructuring expenses (see Note 3 to the Consolidated Financial Statements). The Company continues to believe it is more likely than not its U.S. federal net operating loss carryover will be utilized before it expires. Projected repatriations of significant unremitted foreign earnings support utilization of the U.S. federal net operating loss carry forwards.

The Company’s total valuation allowance relates primarily to deferred tax assets for foreign tax credits, state and foreign net operating loss carry forwards and other foreign deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, in assessing the need for a valuation allowance.

The “nondeductible expenses” relate primarily to items that are deductible for determining book income but that will not be deductible in determining U.S. federal and state taxable income.

Examination of Tax Returns. The Company has income tax returns under examination by various regulatory tax authorities. The Company continuously reviews issues raised in connection with these on-going examinations to evaluate the adequacy of its reserves. During the period ended May 30, 2004, the Company received unfavorable advice from the National Office of the Internal Revenue Service with regard to certain tax positions taken by the Company on prior returns. On June 14, 2004, the Company also received a Revenue Agent’s Report (“RAR”) relating to the IRS’s examination of the FY 90-94 U.S. federal income tax returns of the Company. While the Company agrees with the majority of the adjustments proposed by the tax authorities in the RAR, a number of unagreed technical issues will be protested and moved to the Appeals Division of the Internal Revenue Service to be resolved at that level.

The Company believes that its accrued tax liabilities are adequate to cover its domestic and foreign tax loss contingencies.

Reclassifications. During the second quarter of fiscal 2004, the Company reclassified approximately $35 million from long term tax liabilities to accrued taxes to reflect the expected payments during the next 12 months of tax and interest related to the resolution of tax issues with various tax authorities. In addition, for the six months ended May 25, 2003, the Company has reclassified in its statement of cash flows prior year interim changes in deferred tax assets to changes in current tax liabilities, to reflect the current year presentation. There was no change in the reported cash used in operating activities for the six months ended May 25, 2003 as a result of such reclassification.

NOTE 5: DEBT AND LINES OF CREDIT

Debt and lines of credit at May 30, 2004 and November 30, 2003 are summarized below:

	May 30, 2004	November 30, 2003
	(Dollars in Thousands)
Long-Term Debt:
Secured:
Term Loan due 2009	$497,500	$500,000
Customer Service Center Equipment Financing due December 2004	60,163	64,206
Notes payable, at various rates, due in installments through 2006	525	650

Subtotal	558,188	564,856

Unsecured:
Notes:
7.00%, due 2006	448,859	448,623
11.625% Dollar denominated, due 2008	377,706	377,391
11.625% Euro denominated, due 2008	152,702	149,445
12.25% Senior Notes, due 2012	571,556	571,449
Yen-denominated Eurobond 4.25%, due 2016	180,538	183,486

Subtotal	1,731,361	1,730,394
Current maturities	(65,414)	(13,521)

Total long-term debt	$2,224,135	$2,281,729

Short-Term Debt:
Short-term borrowings	$20,020	$21,179
Current maturities of long-term debt	65,414	13,521

Total short-term debt	$85,434	$34,700

Total long-term and short-term debt	$2,309,569	$2,316,429

Cash and Cash Equivalents	$347,249	$203,940

On September 29, 2003, the Company entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. The Company used and uses the borrowings under these agreements to refinance the January 2003 senior secured credit facility and 2001 domestic receivables securitization agreement and for working capital and general corporate purposes. Both the term loan and the revolving credit facility contain a consolidated fixed charge coverage ratio covenant:

•	The term loan fixed charge coverage ratio is measured as of the end of each fiscal quarter. The ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) interest charges paid in cash for the relevant period. The Company is required to maintain a ratio of least 1.0 to 1.0 as of each measurement date. As of May 30, 2004, the Company was in compliance with the consolidated fixed charge coverage ratio covenant.

•	The revolving credit agreement fixed charge coverage ratio is measured only if certain availability thresholds are not met. If availability is less than the greater of 20% of the borrowing base or $50 million, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. The Company is required to maintain a ratio of least 1.0 to 1.0 when the covenant is required to be tested. As of May 30, 2004, the Company was not required to perform this calculation because the Company met the availability thresholds.

Under the credit agreements, EBITDA is generally defined as consolidated net income plus (i) consolidated interest charges, (ii) the current provision for federal, state, local and foreign income taxes, (iii) depreciation and amortization expense, (iv) other (income) expense and (v) restructuring and restructuring related charges, less cash payments made in respect of the restructuring charges.

In connection with the Company’s exploration of the sale of the Dockers® business, the Company intends to seek amendments to its current agreements to facilitate any proposed sale (see Note 1 to the Consolidated Financial Statements).

Other Debt Matters

Debt Issuance Costs. The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. Debt issuance costs outstanding at May 30, 2004 and November 30, 2003 aggregated $50.2 million and $54.8 million, respectively. Amortization of debt issuance costs, which is included in interest expense, was $2.6 million and $2.9 million for the three months ended May 30, 2004 and May 25, 2003, respectively and $5.2 million and $6.7 million for the six months ended May 30, 2004 and May 25, 2003, respectively.

Accrued Interest. At May 30, 2004 and November 30, 2003, accrued interest related to debt amounted to $65.5 million and $65.5 million, respectively, and was included in accrued liabilities.

Principal Short-term and Long-term Debt Payments

As of May 30, 2004, the required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter are as follows:

Fiscal Year	Principal Payments as of May 30, 2004
(Dollars in Thousands)
2004 (remaining six months)	$26,875
2005	61,203
2006	453,882
2007	5,000
2008	535,408
Thereafter	1,227,201

Total	$2,309,569

The 2004 and 2005 payments include required payments of $2.5 million and $5.0 million, respectively, under the Company’s senior secured term loan. Additional payments in 2004 relate to short-term borrowings of $20.0 million and $4.2 million for the Company’s customer service center equipment financing. Additional payments in 2005 include a required payment under the Company’s customer service center equipment financing of $55.9 million. The 2006 payments include the payment of 7.00% notes due November 1, 2006 of $450.0 million.

The 2006 and 2008 payments include the maturity of the 7.00% notes due November 1, 2006 and the maturity of the 11.625% notes due in January 2008, respectively. The Company’s senior secured term loan and senior secured revolving credit facility agreements contain early maturity provisions and covenants linked to the timing of refinancing or repayment of the 7.00% notes due 2006 and the 11.625% notes due 2008. Review of the table above should take into account the fact that the senior secured term loan requires the Company to repay or refinance both the 7.00% notes due 2006 and the 11.625% notes due 2008 no later than six months prior to their maturity date in order to prevent acceleration of the maturity date of the senior secured term loan to a date three months prior to the maturity date of the 2006 and 2008 notes, respectively. As a result, unless the Company has refinanced, repaid or otherwise provided for the 2006 notes by May 1, 2006, the term loan will become due on August 1, 2006 and unless the Company has refinanced, repaid of otherwise provided for the 2008 notes by July 15, 2007, the term loan will become due on October 15, 2007.

Short-Term Credit Lines and Stand-By Letters of Credit

At May 30, 2004, the Company had unsecured and uncommitted short-term credit lines available totaling $28.8 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

At May 30, 2004 and November 30, 2003, the Company had $94.9 million and $144.0 million, respectively, of stand-by letters of credit with various international banks, of which $70.3 million and $64.0 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims. In addition, $22.6 million of these stand-by letters of credit under the senior secured revolving credit facility support short-term credit lines at May 30, 2004. The Company pays fees on the stand-by letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended May 30, 2004 and May 25, 2003, including the amortization of debt issuance costs and interest rate swap cancellations, was 10.66% and 9.65%, respectively The Company’s weighted average interest rate on average borrowings outstanding during the six months ended May 30, 2004 and May 25, 2003, including the amortization of capitalized bank fees and interest rate swap cancellations, was 10.65% and 9.96%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

Under the terms of the Company’s senior secured term loan and senior secured revolving credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured senior notes limit the Company’s ability to pay dividends. There are no restrictions under the Company’s term loan and revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

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

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and (liabilities) at May 30, 2004 and November 30, 2003 are as follows:

	May 30, 2004		November 30, 2003
	Carrying Value(1)	Estimated Fair Value(1)	Carrying Value(2)	Estimated Fair Value(2)
	(Dollars in Thousands)
DEBT INSTRUMENTS:
U.S. dollar notes offering	$(1,449,359)	$(1,326,138)	$(1,448,981)	$(1,060,879)
Euro notes offering	(159,357)	(143,003)	(155,984)	(115,882)
Yen-denominated Eurobond placement	(181,143)	(150,451)	(184,000)	(110,606)
Term loan	(502,775)	(531,381)	(505,053)	(505,053)
Customer service center equipment financing	(61,542)	(61,978)	(65,639)	(66,207)
Short-term and other borrowings	(20,899)	(20,899)	(22,262)	(22,262)

Total	$(2,375,075)	$(2,233,850)	$(2,381,919)	$(1,880,889)

(1) Includes accrued interest of $65.5 million. (2) Includes accrued interest of $65.5 million.

CURRENCY AND INTEREST RATE CONTRACTS:
Foreign exchange forward contracts	$(5,583)	$(5,583)	$(5,128)	$(5,128)
Foreign exchange option contracts	184	184	(111)	(111)

Total	$(5,399)	$(5,399)	$(5,239)	$(5,239)

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

The fair value estimates presented herein are based on information available to the Company as of May 30, 2004 and November 30, 2003. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to May 30, 2004 and November 30, 2003 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At May 30, 2004, the Company had U.S. dollar spot and forward currency contracts to buy $553.1 million and to sell $280.5 million against various foreign currencies. The Company also had euro forward currency contracts to buy and sell 50 million Euros ($61.3 million equivalent) against Swedish Krona. These contracts are at various exchange rates and expire at various dates through June 2004.

The Company has entered into option contracts to manage its exposure to numerous foreign currencies. At May 30, 2004, the Company had bought U.S. dollar option contracts resulting in a net short position against various foreign currencies of $53.2 million should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net long position against various currencies of $3.5 million, should the options be exercised. The option contracts are at various strikes and expire at various dates through June 2004.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, the Company will enter into various derivative transactions in accordance with its currency risk management policy, aimed at covering the spot risk at inception of the exposure.

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

In a related administrative proceeding before the U.S. Department of Labor under Section 1107 of the Sarbanes-Oxley Act, the plaintiffs made a claim based on the same allegations made in the wrongful termination suit. On January 23, 2004, the plaintiffs withdrew their complaint just prior to the issuance by the Department of Labor of an initial determination. The Department of Labor has now closed its file on this matter.

On March 12, 2004, plaintiffs filed a federal complaint in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. In addition to restating the allegations contained in the state complaint, plaintiffs assert that the Company violated Sections 1541A et seq. of the Sarbanes-Oxley Act by taking adverse employment actions against plaintiffs in retaliation for plaintiffs’ lawful acts of compliance with the administrative reporting provisions of this Act. Plaintiffs seek a number of remedies, including compensatory damages, interest lost on all earning and benefits, reinstatement, litigation costs, attorneys’ fees and any other relief that the court may find proper. The district court has now related this case to the securities class action (described below) styled In re: Levi Strauss & Co. Securities Litigation.

The Company is vigorously defending these cases and is pursuing its related cross-complaint against the plaintiffs in the state case. The Company does not expect this litigation to have a material impact on its financial condition or results of operations.

Class Action Securities Litigation. On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two recently filed class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against the Company, its chief executive officer, its former chief financial officer, its corporate controller, its directors and its underwriters in connection with its April 6, 2001 and June 16, 2003 registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

The action purports to be brought on behalf of purchasers of the Company’s bonds who made purchases pursuant or traceable to the Company’s prospectuses dated March 8, 2001 or April 28, 2003, or who purchased the Company’s bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated its net income and other financial results and were otherwise false and misleading, and that the Company’s public disclosures omitted to state that it made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief. The Company is in the initial stages of this litigation and expects to defend the action vigorously. The Company cannot currently predict the impact, if any, that this action may have on the Company’s financial condition or results of operations.

On May 26, 2004, the court related this action to the federal wrongful termination action discussed above, such that each action is pending before the same judge.

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

NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Exchange Management

The Company manages foreign currency exposures primarily to protect the U.S. dollar value of cash flows. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, the Company evaluates them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, the Company enters into various derivative transactions in accordance with its currency risk management policies, aimed at covering the spot risk at inception of the exposure. The Company does not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, the Company defined as part of its foreign currency risk management policy an open position ratio limit. The open position ratio is a measurement of the relationship between the notional amount of the hedging instrument and the hedged item. The Company’s foreign exchange policy allows a maximum open position ratio of 25%. At May 30, 2004, the Company’s open position ratio was 7.4%, while the maximum open position ratio during the three and six months ended May 30, 2004 was 21.4%.

The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties, debt and cash management.

The Company does not apply hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities.

The Company manages its net investment position in its subsidiaries in major currencies through a combination of derivative instruments, primarily swap contracts, and non-derivative instruments. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently included in the “Accumulated other comprehensive income (loss)” component of Stockholders’ Deficit. At May 30, 2004, the fair value of qualifying net investment hedges was a $0.2 million net liability with the corresponding unrealized gain recorded in “Accumulated other comprehensive income (loss).” At May 30, 2004, a $4.1 million realized loss has been excluded from hedge effectiveness testing. In addition, the Company holds derivatives managing the net investment positions in major currencies that do not qualify for hedge accounting. The fair value of these derivatives at May 30, 2004 represented a $0.1 million net liability, and changes in their fair value are included in “Other expense, net.”

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of May 30, 2004, a $2.4 million unrealized loss related to the translation effects of the yen-denominated Eurobond was recorded in “Accumulated other comprehensive income (loss).”

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other expense, net.”

	Three Months Ended				Six Months Ended
	May 30, 2004 Other (income) expense, net		May 25, 2003 Other expense, net		May 30, 2004 Other expense, net		May 25, 2003 Other expense, net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
			(Restated)				(Restated)
	(Dollars in Thousands)				(Dollars in Thousands)
Foreign Exchange Management	$(1,737)	$2,350	$18,615	$2,318	$14,222	$834	$54,751	$2,564

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) balances. Accumulated OCI is a component of Stockholders’ Deficit.

	At May 30, 2004		At November 30, 2003
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in Thousands)
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$9,370	$(156)	$10,456	$(830)
Yen Bond	—	(2,352)	—	(3,974)
Cumulative income taxes	(3,086)	959	(3,502)	1,836

Total	$6,284	$(1,549)	$6,954	$(2,968)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are recorded in “Accrued liabilities” on the consolidated balance sheets.

	At May 30, 2004	At November 30, 2003
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in Thousands)
Foreign Exchange Management	$(5,399)	$(5,239)

Interest Rate Management

The Company is exposed to interest rate risk. It is the Company’s policy and practice to manage and reduce interest rate exposures by using a mix of fixed and variable rate debt and, as necessary, derivative instruments. The Company currently has no derivative instruments managing interest rate risk outstanding as of May 30, 2004.

NOTE 9: OTHER EXPENSE, NET

The following table summarizes significant components of other expense, net:

	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003
		(Restated)		(Restated)
	(Dollars in Thousands)
Foreign exchange management contract losses	$613	$20,933	$15,056	$57,315
Foreign currency transaction losses (gains)	3,515	(3,191)	(12,098)	(12,634)
Interest income	(692)	(1,168)	(1,085)	(2,659)
(Gain) loss on disposal of assets	(1,133)	(353)	(1,088)	(495)
Loss on early extinguishment of debt	—	5,568	—	14,395
Other	1,736	(1,606)	1,663	(1,124)

Total	$4,039	$20,183	$2,448	$54,798

The Company uses foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in other expense, net.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in other expense, net.

NOTE 10: INCENTIVE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) is intended to reward individual contributions to the Company’s performance during the year. In 2003, compensation under the plan was measured based on certain pre-established targets and all salaried employees were eligible. In 2004, the Company changed the qualification criteria and participation level terms of the plan including eliminating eligibility under the plan for a substantial portion of the Company’s U.S. employee population. Compensation under the short-term plan is based on a combination of Company performance against pre-established targets (principally relating to (i) earnings before interest, taxes, depreciation and amortization and (ii) cash flow) and individual performance. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company recorded AIP expense of $16.9 million and a net reversal of $5.1 million for the three months ended May 30, 2004 and May 25, 2003, respectively. The Company recorded AIP expense of $26.8 million for the six months ended May 30, 2004. For the six months ended May 25, 2003, there was no expense recorded. As of May 30, 2004 and November 30, 2003, the Company had accrued $30.9 million and $10.5 million, respectively, for the AIP plan, which was recorded in accrued salaries, wages and employee benefits.

Long-Term Incentive Compensation

In February 2004, the Company established a new long-term incentive plan for its management team, including its executive officers and most of its directors. The Company set a target amount for each participant based on job level. The plan, which covers a 19-month period, includes both performance and retention elements as conditions for payment:

•	Participants will receive 20% of the target amount in July 2004 if the participant is an active employee through July 1, 2004, and the Company is in compliance with the financial covenants in its credit agreements as of May 30, 2004.

•	Participants will receive 40% of the target amount in February 2005 if: (a) the Company achieves earnings before interest, taxes, depreciation and amortization and cash flow measures established by the Board of Directors; (b) the Company is in compliance with the financial covenants in its credit agreements in effect at the time; and (c) the participant is an active employee as of that date.

•	Participants will receive the remaining 40% of the target amount in July 2005 if the participant is an active employee as of this date and the Company in compliance on this date with the financial covenants in its credit agreements.

•	The terms of the plan will be governed by the plan document. The board of directors will have discretion to interpret, amend and terminate the plan.

The Company recorded long-term incentive compensation expense of $14.1 million and a net reversal of $8.0 million for the three months ended May 30, 2004 and May 25, 2003, respectively. The Company recorded long-term incentive compensation expense of $26.3 million and a net reversal of $10.1 million for the six months ended May 30, 2004 and May 25, 2003, respectively. The net reversal recorded in 2003 was attributable to lower expected payouts under the plan in place in 2003 due to changes in the Company’s forecasted financial performance. As of May 30, 2004, the Company had accrued $ 26.3 million for the long-term incentive plan. As of November 30, 2003, there were no such amounts accrued.

Dockers® Transaction Incentives

In connection with the Company’s exploration of the sale of its worldwide Dockers® casual clothing business, the Company has established programs to retain and motivate certain employees. The total estimated maximum payout under these programs is approximately $6.8 million. If the Dockers® business is withdrawn from sale, the estimated minimum guaranteed payout under these programs is approximately $1.4 million. These programs are summarized below.

Transaction Incentive. In June 2004, the Company adopted a bonus program providing incentive bonuses to three executives of the Company if a sale is successfully completed in fiscal 2004. The successful completion of a sale would take into account not only sale completion but also certain operating and performance metrics relating to the Dockers® business. The amount of the incentive bonus ranges from 100-125% of the individual’s current annual base salary, and would be payable within three months of completion of the transaction. The total estimated maximum payout under this program is approximately $1.2 million.

Retention Incentive. In June 2004, the Company adopted a bonus program providing retention bonuses to certain employees to maintain and motivate individuals through the completion of any proposed sale of the Dockers® business. The amount of the retention bonus varies depending upon the individual’s level in the organization and amount of time focused on the Dockers® business. The total estimated maximum payout under this program is approximately $5.6 million, to be paid within three months of completion of a sale. If the Dockers® business is withdrawn from sale, individuals eligible for this program would receive a minimum guaranteed payout of 25% of their sale bonus. The Company has accrued approximately $0.2 million as of May 30, 2004 for the minimum guaranteed payout under this program.

NOTE 11: EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. pension plans and postretirement plans were as follows:

	U.S. Pension Plans		Postretirement Benefit Plans
	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003
		(Restated)		(Restated)
			(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$3,152	$3,306	$305	$ 1,820
Interest cost	11,509	11,459	5,463	12,731
Expected return on plan assets	(10,889)	(10,120)	—	—
Amortization of prior service cost	240	268	(14,819)	(758)
Amortization of loss	1,984	1,853	5,689	2,219
Amortization of transition asset	46	55	—	—
Net curtailment gain	(413)	—	(7,385)	—
Termination benefits	—	—	—	—

Net periodic benefit cost (gain)	$5,629	$6,821	$(10,747)	$ 16,012

	U.S. Pension Plans		Postretirement Benefit Plans
	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003
		(Restated)		(Restated)
			(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$6,275	$6,612	$890	$3,640
Interest cost	22,998	22,918	15,052	25,463
Expected return on plan assets	(21,779)	(20,239)	—	—
Amortization of prior service cost	510	537	(21,973)	(1,516)
Amortization of loss	3,934	3,705	10,152	4,437
Amortization of transition asset	95	109	—	—
Net curtailment gain	(506)	—	(23,771)	—
Termination benefits	—	—	—	—

Net periodic benefit cost (gain)	$11,527	$13,642	$(19,650)	$32,024

Postretirement Benefit Plans Curtailment

During the three and six months ended May 30, 2004, the Company recognized net curtailment gains of $7.4 million and $23.8 million, respectively, resulting from the Company’s restructuring initiatives (see Note 3 to the Consolidated Financial Statements) and their impact on its postretirement benefit plans. The events resulting in the net curtailment gains are discussed below.

•	Termination of employees in connection with the 2003-2004 U.S. organizational changes resulted in the Company’s recognition of a net curtailment gain of $7.4 million and $19.5 million for the three and six months ended May 30, 2004, respectively.

•	Termination of employees in connection with the 2003 North America plant closures resulted in the Company’s recognition of a net curtailment gain of $3.1 million during the first quarter of fiscal 2004.

•	On February 3, 2004, the Company amended one of its postretirement benefit plans to change the benefit coverage for certain employees and retired participants. These plan changes are effective for eligible employees and retired participants in fiscal year 2004. Some current and all new employees will not be eligible for medical coverage as a result of the plan changes. The plan amendment also limits the amount that the Company will contribute for medical coverage and prescription drug coverage for retirees. The plan amendment resulted in a net curtailment gain of $1.2 million during the first quarter of fiscal 2004.

As a result of the employee terminations and the amendment to the postretirement benefit plan, the Company’s postretirement plans benefit obligation was reduced to $369.0 million as of May 30, 2004, from $743.8 million as of November 30, 2003. Additionally, these actions resulted in an increase in the negative unrecognized prior service cost to $439.3 million as of May 30, 2004, from $108.7 million as of November 30, 2003. This negative unrecognized prior service cost represents the decreased benefits and obligations that were based on service previously rendered by employees, and is being amortized over 10.2 years, which represents the average years of future service to expected retirement age.

The following table summarizes the changes in the benefit obligation and plan assets of the Company’s postretirement benefit plans in accordance with SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pension.” The benefit obligation represents the actuarial present value of the Company’s postretirement medical benefits attributed to employee service.

	Postretirement Benefits
	May 30, 2004	November 30, 2003
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$743,829	$761,923
Service cost	890	6,396
Interest cost	15,052	49,658
Plan participants’ contributions	2,627	4,073
Plan amendments	(376,441)	(106,412)
Actuarial loss	8,344	62,667
Net curtailment (gain) loss	(1,713)	86
Special termination benefits	—	15,297
Benefits paid	(23,549)	(49,859)

Benefit obligation at end of period	$369,039	$743,829

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	20,922	45,786
Plan participants’ contributions	2,627	4,073
Benefits paid	(23,549)	(49,859)

Fair value of plan assets at end of period	—	—

Funded status	(369,039)	(743,829)
Unrecognized actuarial loss	252,484	256,119
Unrecognized prior service cost	(439,297)	(108,714)

Net amount recognized	$(555,852)	$(596,424)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost short-term	$(41,417)	$(41,416)
Accrued benefit cost long-term	(514,435)	(555,008)

Total accrued benefit cost	$(555,852)	$(596,424)

Weighted-average assumptions:
Discount rate	6.0%	6.3%

For postretirement benefits measurement purpose, a 14.0% and 7.0% annual rate of increase in the per capita cost of covered health care and Medicare Part B benefits, respectively, were assumed for 2003-2004, declining gradually to 5% by the year 2011-2012 and remaining at those rates thereafter.

NOTE 12: COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Six Months Ended
	May 30, 2004	May 25, 2003	May 30, 2004	May 25, 2003
		(Restated)		(Restated)
	(Dollars in Thousands)
Net income (loss)	$5,624	$(41,835)	$3,256	$(99,881)

Other comprehensive income (loss):
Net investment hedge gains (losses)	3,654	(11,053)	749	(18,038)
Foreign currency translation gains (losses)	(1,540)	6,314	(388)	15,463
Change in minimum pension liability	15,858	—	15,858	—

Total other comprehensive income (loss)	17,972	(4,739)	16,219	(2,575)

Total comprehensive income (loss)	$23,596	$(46,574)	$19,475	$(102,456)

The following is a summary of the components of accumulated other comprehensive loss balances, net of income taxes:

	May 30, 2004	November 30, 2003
	(Dollars in Thousands)
Net investment hedge gains	$4,735	$3,986
Foreign currency translation losses	(12,955)	(12,567)
Additional minimum pension liability	(73,096)	(88,954)

Accumulated other comprehensive loss, net of income taxes	$(81,316)	$(97,535)

The decrease in the Company’s minimum pension liability results primarily from an increase in the discount rate used to determine the benefit obligation, from 6.25% in 2003 to 6.5% in 2004. Other factors contributing to the decrease were an increase in the fair value of the plan assets and the impact of the Company’s headcount reductions on the benefit obligation calculation.

NOTE 13: BUSINESS SEGMENT INFORMATION

The Company manages its business based on geographic regions consisting of North America, which includes the U.S., Canada and Mexico; Europe, which includes Eastern and Western Europe; and Asia Pacific, which includes Asia Pacific, Middle East, Africa and South America. “All Other” primarily consists of corporate functions, intercompany eliminations and restructuring charges, net of reversals. Beginning in fiscal year 2004, the Company’s business activities in the following regions were transferred from the North America and Europe segments to the Asia Pacific segment: South America, the Middle East, including Turkey, and Africa. The data shown in the table below for prior periods reflects these changes.

The presentation below presents operating income (loss) rather than earnings contribution as shown in prior period presentations. Management has determined that this presentation more accurately reflects current management internal analyses and decision-making and provides a more useful comparison to the Consolidated Statements of Operations. Operating income (loss) differs from earnings contribution primarily due to the inclusion in operating income (loss) of licensing income and restructuring charges, net of reversals. The Company now evaluates performance and allocates resources based on regional operating income (loss), excluding restructuring charges, net of reversals, and excluding depreciation and amortization. Business segment information for the Company is as follows:

	North America	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
Three Months Ended May 30, 2004:
Net sales	$543,954	$252,081	$162,798	$—	$958,833
Depreciation and amortization	1,476	3,302	1,351	8,470	14,599
Restructuring charges, net of reversals	—	—	—	25,679	25,679
Operating income	111,670	33,922	34,768	(102,887)	77,473
Interest expense	—	—	—	65,208	65,208
Other expense, net	—	—	—	4,039	4,039
Income before income taxes	—	—	—	—	8,226

Three Months Ended May 25, 2003 (Restated):
Net sales	$555,406	$246,945	$129,670	$—	$932,021
Depreciation and amortization	1,671	5,076	1,530	8,091	16,368
Restructuring charges, net of reversals	—	—	—	(5,336)	(5,336)
Operating income	80,390	22,806	19,926	(60,228)	62,894
Interest expense	—	—	—	63,346	63,346
Other expense, net	—	—	—	20,183	20,183
Loss before income taxes	—	—	—	—	(20,635)

Six Months Ended May 30, 2004:
Net sales	$1,104,626	$521,962	$294,549	$—	$1,921,137
Depreciation and amortization	3,186	6,779	2,709	17,453	30,127
Restructuring charges, net of reversals	—	—	—	80,041	80,041
Operating income	212,386	86,339	62,686	(223,236)	138,175
Interest expense	—	—	—	133,435	133,435
Other expense, net	—	—	—	2,448	2,448
Income before income taxes	—	—	—	—	2,292

Six Months Ended May 25, 2003 (Restated):
Net sales	$1,068,039	$510,897	$230,119	$—	$1,809,055
Depreciation and amortization	3,349	8,952	3,038	15,937	31,276
Restructuring charges, net of reversals	—	—	—	(8,386)	(8,386)
Operating income	150,640	63,206	39,482	(124,686)	128,642
Interest expense	—	—	—	123,025	123,025
Other expense, net	—	—	—	54,798	54,798
Loss before income taxes	—	—	—	—	(49,181)

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

Our net sales for the three and six months ended May 30, 2004 were $958.8 million and $1.9 billion, respectively. Net sales for the second quarter and first half of 2004 by brand were as follows:

•	sales of Levi’s® brand products were $659.8 million and $1.3 billion, respectively, representing approximately 68.8% and 69.4% of our net sales;

•	sales of Dockers® brand products were $214.2 million and $397.7 million, respectively, representing approximately 22.3% and 20.7% of our net sales; and

•	sales of Levi Strauss Signature™ brand products were $84.9 million and $190.1 million, respectively, representing approximately 8.9% and 9.9% of our net sales.

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

Our business is organized into three geographic regions. The following tables provide employee headcount, net sales and operating income for those regions:

			Three months ended May 30, 2004
					Region Net Sales by Brand
Region and Geographies	Number of Employees at November 30, 2003 (approx.)	Number of Employees at May 30, 2004 (approx.)	Region Net Sales (millions)	% of total Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	Operating Income (Loss) (millions)
North America (U.S., Canada and Mexico)	5,870	3,443	$544.0	56.7%	51.6%	34.2%	14.2%	$113.8
Europe	4,725	3,541	252.1	26.3%	89.7%	8.8%	1.5%	33.9
Asia Pacific (Asia Pacific, Middle East, Africa and South America)	1,420	2,534	162.7	17.0%	94.0%	3.5%	2.5%	34.8
Corporate	285	248	—	—	—	—	—	(105.0)

Total	12,300	9,766	$958.8	100.0%	68.8%	22.3%	8.9%	$77.5

			Six months ended May 30, 2004
Region and Geographies	Number of Employees at November 30, 2003 (approx.)	Number of Employees at May 30, 2004 (approx.)	Region Net Sales (millions)	% of total Net Sales	Region Net Sales by Brand			Operating Income (Loss) (millions)
					Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand
North America (U.S., Canada and Mexico)	5,870	3,443	$1,104.6	57.5%	54.3%	30.5%	15.2%	$216.4
Europe	4,725	3,541	522.0	27.2%	87.7%	9.5%	2.8%	86.3
Asia Pacific (Asia Pacific, Middle East, Africa and South America)	1,420	2,534	294.5	15.3%	93.7%	3.8%	2.5%	62.7
Corporate	285	248	—	—	—	—	—	(227.2)

Total	12,300	9,766	$1,921.1	100.0%	69.4%	20.7%	9.9%	$138.2

The information in the tables above reflect the transfer, effective at the beginning of fiscal 2004, from the Europe and the North America regions to the Asia Pacific region, of management responsibility for our Middle East, Africa and South America businesses. For more information, see Note 12 to the Consolidated Financial Statements.

Our Markets and Business. We focused in the first half of the year on execution against our key priorities for 2004: stabilizing sales and improving profitability; reducing costs and increasing cash flow; and executing changes in our U.S. and European organizations, our global supply chain organization and our go-to-market process to reduce the time it takes to get new products to market.

Key developments and results in our business in the three months ended May 30, 2004 included the following:

•	We announced that we are exploring the sale of our worldwide Dockers® casual clothing business and have retained Citigroup Inc. to assist us with the potential sale. We are exploring the sale of the Dockers® business because we believe a sale would help us reduce substantially our debt, improve our capital structure and focus our resources on growing our Levi’s® brand and Levi Strauss Signature™ brand businesses. As previously announced, we intend to seek amendments to our senior secured term loan and senior secured revolving credit facility to facilitate any proposed sale of the Dockers® business. The proposed amendments would, among other things, provide for the lenders’ consent to a sale of the Dockers® business (which generated approximately 24% of our revenues in 2003), provided that the application of sale proceeds results in a reduction of our net debt of at least 30%. The proposed amendments also would provide us greater flexibility than is currently permitted in applying the proceeds of a sale among the various debt instruments currently outstanding, as well as greater flexibility under several negative covenants in our senior secured term loan and senior secured revolving credit facility.

•	Our consolidated net sales for the three months ended May 30, 2004 decreased 1.1% as compared to the same period in the prior year on a constant currency basis, reflecting decreased net sales in our U.S. Levi’s® and Dockers® brands and our European region of 7.3%, 26.3% and 8.2%, respectively. This was partially offset by sales growth of 16.9% on a constant currency basis in our Asia Pacific region and the continued worldwide roll-out of the Levi Strauss Signature™ brand. In the second quarter, we launched the Levi Strauss Signature™ brand in 42 Meijer, ShopKo and Pamida stores in the U.S. While revenues were down, our business was more profitable, as evidenced by our improved operating income and operating margin. Our consolidated net sales for the six months ended May 30, 2004 increased 1.1% as compared to the same period in the prior year on a constant currency basis. A sales increase of 18.1% in our Asia Pacific region on a constant currency basis together with the worldwide roll-out of the Levi Strauss Signature™ brand were partially offset by decreases in our U.S. Levi’s® and Dockers® brands and our European region of 6.0%, 22.3% and 10.7%, respectively.

•	Our gross profit increased 5.0% and 9.0% for the three and six months ended May 30, 2004, respectively, as compared to the same periods in the prior year. Gross margin increased 0.8 percentage point and 1.1 percentage points for the same periods. The gross profit improvement was driven by lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shift of contractor production to lower cost countries. Other factors contributing to the improvement included the translation impact of stronger foreign currency, sales growth in our Asia Pacific region, the continued roll-out of the Levi Strauss Signature™ brand, a higher proportion of premium priced products in Europe and Asia in the mix, lower returns and sales allowances in the U.S., and lower inventory markdowns.

•	Our selling, general and administrative expenses decreased 7.6% and 4.5% for the three and six months ended May 30, 2004, respectively, as compared to the same periods in the prior year. The decreases were driven by a decrease in advertising expense and salaries and wages due to the impact of our reorganization initiatives and spending controls. We also had net curtailment gains of $7.4 million and $23.8 million for the three and six months ended May 30, 2004, respectively, related to postretirement benefit in connection with our reorganization initiatives and an amendment of our postretirement health benefits plan. There were no curtailment gains in the six months ended May 25, 2003. These decreases in selling, general and administrative expenses were partially offset by an increase in incentive compensation expense and the impact of foreign currency translation.

•	We recorded restructuring charges, net of reversals, of $25.7 million and $80.0 million for the three and six months ended May 30, 2004, respectively. We took restructuring actions in the second quarter as a result of our work with Alvarez and Marsal, Inc. These actions are discussed below.

•	Our operating income for the three and six months ended May 30, 2004 increased 23.2% and 7.4% for the three and six months ended May 30, 2004, respectively. The increases were driven by higher gross profit and lower selling, general and administrative expenses, partially offset by increases in restructuring charges, net of reversals.

•	We had net income of $5.6 million for the three months ended May 30, 2004, compared to a net loss of $41.8 million in the same period in 2003. We had net income of $3.3 million for the six months ended May 30, 2004, compared to a net loss of $100.0 million in the same period in 2003. The increases in both periods were due primarily to higher operating income, lower losses related to our foreign exchange management contracts, substantially lower income tax expense for the three months ended May 30, 2004, and an income tax benefit for the six months ended May 30, 2004 compared to an income tax expense for the same period in 2003.

•	Our debt, net of cash, was just under $2.0 billion as of May 30, 2004 and $2.1 billion as of November 30, 2003.

Our Organization. In the three months ended May 30, 2004, we took a number of actions relating to our organization, management and cost structure:

•	We completed our work with Alvarez & Marsal, Inc. to analyze our business strategies, plans and operations. This process, which was worldwide in scope, included intensive business plan, product line, sourcing and cost center reviews, with the goal of taking complexity and cost out of the organization. We are now implementing the various initiatives that resulted from this work.

•	We commenced the process of closing our two sewing plants in Spain and entered into negotiations with local representatives of the plants’ employees. This action reflects our continuing transition from self-manufacturing to outsource contract production.

•	We completed plans to reduce resources associated with our corporate support functions and are now streamlining the organization by eliminating staff and open positions. We also outsourced most of the transaction processing activities in the U.S. human resources function. The number of individuals employed by us decreased in the first half by approximately 2,500, from approximately 12,300 as of November 30, 2003 to approximately 9,800 as of May 30, 2004.

•	We continue to rationalize our product lines to reduce complexity and risk and to sharpen the focus of our product assortments at retail. This includes improving or exiting unprofitable or underperforming products and licensing other areas that are not in our core competency, including Levi’s® men’s and women’s tops and kids products in the U.S.

•	We continue to reduce our inventory investment through disposing of excess and obsolete inventory, improving our forecasting to avoid generating excess and obsolete inventory and transitioning from cut-make-trim manufacturing to full package production, thereby reducing our raw material and work-in-process inventory ownership.

•	On July 2, 2004, we announced the election of Miriam L. Haas to our board of directors, succeeding her husband, Peter E. Haas, Sr., who stepped down from his role as chairman emeritus after 56 years of service on our board. Mr. Haas will remain a voting trustee.

We believe these and other actions will deliver more competitive selling, general and administrative expenses as a percentage of net sales and will deliver more competitive operating margins in fiscal 2005. We expect to continue to identify actions intended to further reduce costs, increase cash flow and strengthen our capital structure and will record additional restructuring charges, as appropriate, in future periods. As we pursue these various actions, we plan to do so in a way that allows us to maintain sufficient liquidity and remain in compliance with our term loan and revolving credit facility covenants.

Our Liquidity. As of July 11, 2004, our total availability under our senior secured revolving credit facility was approximately $390.5 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $264.5 million. In addition, we had highly liquid short-term investments in the U.S. totaling approximately $287.3 million, leaving us with total U.S. liquidity (availability and liquid short-term investments) of $551.8 million.

Results of Operations

Three and Six Months Ended May 30, 2004 as Compared to Same Periods in 2003

The following tables summarize, for the periods indicated, items in our unaudited consolidated statements of operations, the changes in such items from 2003 to 2004 and such items expressed as a percentage of net sales (amounts may not total due to rounding).

(Dollars in Thousands)	Three Months Ended		$ Increase (Decrease)	% Increase (Decrease)	Three Months Ended
	May 30, 2004	May 25, 2003			May 30, 2004 % of Net Sales	May 25, 2003 % of Net Sales
		(Restated)
Net sales	$958,833	$932,021	$26,812	2.9%	100%	100%
Cost of goods sold	546,140	538,825	7,315	1.4%	57.0%	57.8%

Gross profit	412,693	393,196	19,497	5.0%	43.0%	42.2%
Selling, general and administrative expenses	319,061	345,390	(26,329)	(7.6)%	33.3%	37.1%
Other operating income	(9,520)	(9,752)	232	(2.4)%	(1.0)%	(1.0)%
Restructuring charges, net of reversals	25,679	(5,336)	31,015	(581.2)%	2.7%	(0.6)%

Operating income	77,473	62,894	14,579	23.2%	8.1%	6.7%
Interest expense	65,208	63,346	1,862	2.9%	6.8%	6.8%
Other expense, net	4,039	20,183	(16,144)	(80.0)%	0.4%	2.2%

Income (loss) before taxes	8,226	(20,635)	28,861	(139.9)%	0.9%	(2.2)%
Income tax expense (benefit)	2,602	21,200	(18,598)	(87.7)%	0.3%	2.3%

Net income (loss)	$5,624	$(41,835)	$47,459	(113.4)%	0.6%	(4.5)%

(Dollars in Thousands)	Six Months Ended		$ Increase (Decrease)	% Increase (Decrease)	Six Months Ended
	May 30, 2004	May 25, 2003			May 30, 2004 % of Net Sales	May 25, 2003 % of Net Sales
		(Restated)
Net sales	$1,921,137	$1,809,055	$112,082	6.2%	100.0%	100.0%
Cost of goods sold	1,100,198	1,055,707	44,491	4.2%	57.3%	58.4%

Gross profit	820,939	753,348	67,591	9.0%	42.7%	41.6%
Selling, general and administrative expenses	620,756	650,160	(29,404)	(4.5)%	32.3%	35.9%
Other operating income	(18,033)	(17,068)	(965)	5.7%	(0.9)%	(0.9)%
Restructuring charges, net of reversals	80,041	(8,386)	88,427	(1,054.5)%	4.2%	(0.5)%

Operating income	138,175	128,642	9,533	7.4%	7.2%	7.1%
Interest expense	133,435	123,025	10,410	8.5%	6.9%	6.8%
Other expense, net	2,448	54,798	(52,350)	(95.5)%	0.1%	3.0%

Income (loss) before taxes	2,292	(49,181)	51,473	(104.7)%	0.1%	(2.7)%
Income tax expense (benefit)	(964)	50,700	(51,664)	(101.9)%	(0.1)%	2.8%

Net income (loss)	$3,256	$(99,881)	$103,137	(103.3)%	0.2%	(5.5)%

Consolidated net sales for the three and six months ended May 30, 2004 increased 2.9% and 6.2%, respectively, and on a constant currency basis for the three and six months ended May 30, 2004 decreased 1.1% and increased 1.1%, respectively.

The following tables present our net sales for our North America, Europe and Asia Pacific businesses, the changes in these results for the three and six months ended May 30, 2004 compared to the same periods of 2003 and these results presented as a percentage of net sales.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
North America	$543,954	$555,406	$(11,452)	(2.1)%	(2.1)%
Europe	252,081	246,945	5,136	2.1%	(8.2)%
Asia Pacific	162,798	129,670	33,128	25.5%	16.9%

Total net sales	$958,833	$932,021	$26,812	2.9%	(1.1)%

				% Increase (Decrease)
(Dollars in Thousands)	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
North America	$1,104,626	$1,068,039	$36,587	3.4%	3.2%
Europe	521,962	510,897	11,065	2.2%	(10.7)%
Asia Pacific	294,549	230,119	64,430	28.0%	18.1%

Total net sales	$1,921,137	$1,809,055	$112,082	6.2%	1.1%

For the three months ended May 30, 2004, the primary factors contributing to the 1.1% decrease in our net sales on a constant currency basis as compared to the same period of 2003 were the decrease in sales of our Levi’s® and Dockers® brands in the U.S. and Europe, partially offset by sales of our Levi Strauss Signature™ brand and the continuing strength in our Asia Pacific business. For the six months ended May 30, 2004, the primary factors contributing to the 1.1% increase in our net sales on a constant currency basis as compared to the same period of 2003 were the launch of our Levi Strauss Signature™ brand in mid 2003 and the continuing strength in our Asia Pacific business, partially offset by a decrease in sales of our Levi’s® and Dockers® brands in the U.S. and Europe.

North America net sales decreased 2.1% and increased 3.4% for the three and six months ended May 30, 2004, respectively, and on a constant currency basis for the three and six months ended May 30, 2004 decreased 2.1% and increased 3.2%, respectively.

The following table shows our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results for the three and six months ended May 30, 2004 compared to the same periods of 2003.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
U.S. Levi’s® brand	$256,310	$275,730	$(19,420)	(7.0)%	N/A
U.S. Dockers® brand	171,821	233,163	(61,342)	(26.3)%	N/A
U.S. Levi Strauss Signature™ brand	73,773	12,093	61,680	510.0%	N/A
Canada and Mexico	42,050	34,420	7,630	22.2%	20.9%

Total North America net sales	$543,954	$555,406	$(11,452)	(2.1)%	(2.1)%

				% Increase (Decrease)
(Dollars in Thousands)	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
U.S. Levi’s® brand	$552,217	$587,769	$(35,552)	(6.0)%	N/A
U.S. Dockers® brand	313,710	403,837	(90,127)	(22.3)%	N/A
U.S. Levi Strauss Signature™ brand	160,208	12,093	148,115	1,224.9%	N/A
Canada and Mexico	78,491	64,340	14,151	22%	17.6%

Total North America net sales	$1,104,626	$1,068,039	$36,587	3.4%	3.2%

The decrease in North America net sales for the three months ended May 30, 2004 reflected decreases in sales of our Levi’s® and Dockers® products in the U.S., partially offset by sales of our Levi Strauss Signature™ brand in the U.S. and sales performance in Canada and Mexico. Our businesses have faced and will continue to face the challenge of obtaining raw materials and achieving replenishment on demand, due in large part to mill capacity constraints and the shift in the apparel industry of production to Mexico, Central and South America.

The following summarizes performance during the three and six months ended May 30, 2004 of our U.S. brands:

•	Levi’s® Brand. Sales in our U.S. Levi’s® brand for the three and six months ended May 30, 2004 decreased 7.0% and 6.0% compared to the same periods in 2003. The decrease was driven primarily by our decision to reduce sales to the warehouse and club channels. Excluding sales to these and other non-core channels of distribution, our sales of Levi’s® products were up slightly in the second quarter. Other factors affecting our total sales performance included the impact of wholesale price reductions taken in mid-2003 and continued competition in our core men’s jeans business from private label brands. Partially offsetting these factors were continued improvement in our Levi’s® brand women’s segment and lower product returns of our Levi’s® products in the first half of 2004, due in part to exceptionally high level of returns in our Type 1™ jeans product line in 2003. Finally, our quality mix has improved due to our product rationalization efforts and our decision to exit underperforming fashion product lines which typically were sold at lower prices at the end of each season.

We are focused on driving consumer awareness and demand with our marketing programs. In late March 2004, we launched a new print media advertising campaign titled “A Style for Every Story™”. It features people from different professions wearing their favorite style of Levi’s® jeans. We will continue this campaign through national television advertising commencing in July 2004 with the initial focus on our flagship 501® jean and our 569® loose straight jean.

•	Dockers® Brand. Sales in our Dockers® brand for the three months and six months ended May 30, 2004 decreased 26.3% and 22.3%, respectively, compared to the same periods in the prior year. The biggest contributor to the sales decline was the fact that we shipped substantial volume in the second quarter of 2003 in order to fill retail fixtures in conjunction with our upgrading of two major core programs. The two programs were the men’s original khaki that we upgraded with the Dockers® Individual Fit® Waistband and the women’s 100% cotton program that we upgraded with Stain Defender™ technology. Other contributors to the sales decline were the reduction in wholesale prices in mid-2003 and our product rationalization efforts. We are exiting underperforming product lines and are licensing certain other businesses this year, including women’s tops and our boys business.

We resumed radio advertising in February, followed by a television campaign beginning in March. Two key men’s product lines, proStyle™ pants and original khaki with the Dockers® Individual Fit® Waistband, are being supported by a new advertising campaign called “Innovations”, which focuses on the performance benefits of these products. For the Fall season, we will be introducing other product innovations such as our new Never Iron™ cotton pants, engineered with a specially designed fabric and finish that allows the pants to come out of the dryer with a dry-cleaned look.

•	Levi Strauss Signature™ Brand. Sales in our U.S. Levi Strauss Signature™ brand for the three and six months ended May 30, 2004 benefited from our presence in over 3,000 Wal-Mart stores and our launch into approximately 1,200 Target stores in the first quarter. During the second quarter, we expanded our customer base with a limited introduction of the Levi Strauss Signature™ brand into 42 Meijer, ShopKo and Pamida stores. Full launches into approximately 330 additional stores are planned for the back-to-school season in the third quarter. Our core and fashion basics programs are continuing to perform well, particularly our men’s regular and relaxed fit jeans, our missy bootcut jeans and our junior’s low-rise bootcut jeans. During Spring 2004, our denim and non-denim shorts for men, young men and boys and our four-pocket shorts, capris, cargo capris and skirts for women, juniors and girls also performed well.

We are focusing on driving consumer awareness of the Levi Strauss Signature™ brand through our promotional strategies, including our sponsorship of NASCAR and Jimmie Johnson, a leading NASCAR driver, and our Levi Strauss Signature™ “Fit Pit” program. We have also launched our Fall 2004 print media campaign. We believe these promotional strategies are successfully increasing consumer awareness. Looking forward, we expect to report lower brand revenue in the third quarter compared with the same period in 2003 because of the substantial volume we shipped in the third quarter of 2003 when we filled retail fixtures in approximately 3000 Wal-Mart stores in connection with the launch of the brand.

Europe net sales increased 2.1% and 2.2% for the three and six months ended May 30, 2004, respectively, and on a constant currency basis decreased 8.2% and 10.7 % for the same periods, respectively .

The following tables show our net sales in our Europe region broken out for our brands, including changes in these results for the three and six months ended May 30, 2004 compared to the same periods of 2003.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
Europe Levi’s® brand	$226,148	$217,868	$8,280	3.8%	(6.6)%
Europe Dockers® brand	22,271	29,077	(6,806)	(23.4)%	(31.6)%
Europe Levi Strauss Signature™ brand	3,662	—	3,662	N/A	N/A

Total Europe net sales	$252,081	$246,945	$5,136	2.1%	(8.2)%

				% Increase (Decrease)
(Dollars in Thousands)	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
Europe Levi’s® brand	$457,913	$458,201	$(288)	(0.1)%	(12.5)%
Europe Dockers® brand	49,393	52,696	(3,303)	(6.3)%	(19.1)%
Europe Levi Strauss Signature™ brand	14,656	—	14,656	N/A	N/A

Total Europe net sales	$521,962	$510,897	$11,065	2.2%	(10.7)%

The sales decreases in the Levi’s® brand in the second quarter and first half of the year were driven externally by weak market and retail conditions and internally by poor customer service performance. We are addressing the service problem but do not expect improvement until the fourth quarter. The sales decline was primarily in our men’s segment, with the largest decreases occurring in France, Germany, U.K., and the Benelux countries. Our businesses in Spain, Italy and the Scandinavian countries reported sales increases. We are repositioning our European Levi’s® business with a new brand architecture and premium price positioning. This repositioning is being supported with an upgraded product offering, including a new collection in the Red Tab™ products for Fall 2004 and a 501® jeans advertising campaign. The campaign, which includes cinema, television, print, digital and outdoor advertising, represents our first advertising for 501® jeans in Europe since 1996.

The sales decreases in the Dockers® brand in the second quarter and first half were driven by a weak retail replenishment business due to soft consumer demand. Poor customer service performance, including low order fulfillment rates, was also a major issue for our Dockers® business in Europe. All countries except the United Kingdom reported sales declines. We are focusing our efforts to address the customer service problem and improve our performance in the region.

As part of our efforts to turn around the Levi’s® and Dockers® brands across Europe, in February 2004, we appointed a new president of the region, Paul Mason, and are working to strengthen local country management.

The Levi Strauss Signature™ brand is performing well in the launch markets of France, Germany and the U.K. Customers continue to show interest in the brand, as evidenced by the roll-out to new retailers in the U.K. We intend to focus on establishing a strong presence in these markets before expanding the brand across other countries of Europe.

Asia Pacific net sales increased 25.5% and 28.0% for the three and six months ended May 30, 2004, respectively, and on a constant currency basis increased 16.9% and 18.1% for the same periods, respectively.

The following tables show our net sales in our Asia Pacific region broken out for our brands, including changes in these results for the three and six months ended May 30, 2004 compared to the same periods of 2003.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
Asia Pacific Levi’s® brand	$153,036	$124,605	$28,431	22.8%	14.4%
Asia Pacific Dockers® brand	5,768	5,065	703	13.9%	11.2%
Asia Pacific Levi Strauss Signature™ brand	3,994	—	3,994	N/A	N/A

Total Asia Pacific net sales	$162,798	$129,670	$33,128	25.5%	16.9%

				% Increase (Decrease)
(Dollars in Thousands)	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003	$ Increase (Decrease)	Reported	Constant Currency
		(Restated)
Asia Pacific Levi’s® brand	$275,964	$220,886	$55,077	24.9%	15.2%
Asia Pacific Dockers® brand	11,181	9,233	1,948	21.1%	18.1%
Asia Pacific Levi Strauss Signature™ brand	7,404	—	7,404	N/A	N/A

Total Asia Pacific net sales	$294,549	$230,119	$64,429	28.0%	18.1%

The positive overall Asia Pacific performance is broad-based, with virtually all markets reporting growth against prior year. Increases for the second quarter and the first half of 2004 were driven by a number of factors. Political and social conditions are relatively stable, most currencies have appreciated to some degree against the U.S. dollar, and markets such as Taiwan, Hong Kong, Singapore, China and to a lesser extent Japan and South Korea have avoided a repeat of the SARS crisis which seriously impacted retail last year. Sales of high margin premium products increased, driven by new fits and finishes, upgraded retail concepts and generally high brand equity. Within the super premium segment, Red Loop™ products sold well, and the Type 1™ products performed strongly in South Korea, our fastest growing business within Asia Pacific. We re-launched the Levi’s® 501® jean across the region with a new fit and new finishes, and our launch of the Levi Strauss Signature™ brand in the fourth quarter of 2003 continues to build momentum.

Japan remains our largest business in Asia Pacific, accounting for 45% of net sales through the first half. During this period our Japanese business grew 24%, with a 28% increase in the second quarter. On a constant currency basis, these growth rates are 12% and 8%, respectively. In addition to consumer right product, the results in Japan reflect improving economic conditions and the opening of additional independently owned retail stores dedicated to the Levi’s® brand in 2003.

Gross profit increased 5.0% and 9.0% for the three and six months ended May 30, 2004. Gross margin was 43.0% and 42.7% for the three and six months ended May 30, 2004, reflecting increases of 0.8 percentage points and 1.1 percentage points, respectively.

Factors that increased our gross profit included the following:

•	improved management in the U.S. of returns, allowances and product transition costs;

•	lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of contractor production to lower cost countries;

•	sales growth in our Asia Pacific region;

•	the continued rollout of Levi Strauss Signature™ products in North America, Europe and Asia;

•	lower inventory markdowns due to product rationalization efforts and improved inventory management;

•	a lower proportion of sales of marked-down obsolete and excess products, particularly in the U.S.;

•	increased sales of higher priced products in Europe and Asia; and

•	the translation impact of stronger foreign currencies of approximately $17.8 million and $46.7 million for the three and six months ended May 30, 2004, respectively.

These factors were partially offset by lower net sales in the U.S. and Europe for our Levi’s® and Dockers® products and the impact of wholesale price reductions taken principally in mid-2003 on our U.S. Levi’s® and Dockers® products.

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

Selling, general and administrative expenses decreased 7.6% and 4.5% in the three and six months ended May 30, 2004, respectively. As a percentage of net sales, selling, general and administrative expenses were 33.3% and 32.3% in the three and six months ended May 30, 2004, reflecting decreases of 3.8 and 3.6 percentage points, respectively.

Various factors contributed to the decrease in our selling, general and administrative expenses:

•	Our advertising expense decreased 25.4% to $64.7 million for the three months ended May 30, 2004 and 23.8% to $118.4 million for the six months ended May 30, 2004 compared to the same periods in 2003. Advertising expense as a percentage of sales was 6.7% and 6.2% (7.4% and 6.8% of net sales excluding sales of Levi Strauss Signature™ products) in the three and six months ended May 30, 2004, compared to 9.3% and 8.6% in the same periods in 2003, respectively. The decrease reflected lower media spending in general and our relatively minimal advertising spending for the Levi Strauss Signature™ brand. Our first-half advertising spending as a percentage of sales is not necessarily indicative of our likely full-year advertising spending. We are planning campaigns for Levi’s® jeans in the U.S. focused on the back-to school and holiday periods, continued targeted television and other advertising for the Dockers® brand and our European 501® jeans campaign.

•	We had lower salaries and wages due to the impact of our reorganization initiatives.

•	Postretirement benefit expense was a net reversal of $10.7 million in the three months ended May 30, 2004 compared to an expense of $16.0 million in the three months ended May 25, 2003. Postretirement benefit expense was a net reversal of $19.7 million in the six months ended May 30, 2004 compared to an expense of $32.0 million in the six months ended May 25, 2003. We had net curtailment gains of approximately $16.4 million and $7.4 million in the three months ended February 29, 2004 and May 30, 2004, respectively, due to early termination benefits resulting from our restructuring initiatives and an amendment in our postretirement medical plans for field employees.

These decreases were partially offset by the following:

•	We experienced increases in both our annual and long-term incentive plan expense in the three and six month periods ended May 30, 2004 compared to the same periods ended May 25, 2003. We recorded long-term incentive compensation expense of $14.1 million and a net reversal of $8.0 million for the three months ended May 30, 2004 and May 25, 2003, respectively. We recorded long-term incentive compensation expense of $26.3 million and a net reversal of $10.1 million for the six months ended May 30, 2004 and May 25, 2003, respectively. The net reversal recorded in 2003 was attributable to lower expected payouts under the plan in place in 2003 due to changes in our forecasted financial performance. We recorded annual incentive plan expense of $16.9 million and a net reversal of $5.1 million for the three months ended May 30, 2004 and May 25, 2003, respectively. We recorded annual incentive plan expense of $26.8 million and $0 for the six months ended May 30, 2004 and May 25, 2003, respectively.

•	Selling, general and administrative expenses increased by $12.9 million and $31.0 million for the three and six months ended May 30, 2004, respectively, due to the impact of foreign currency translation.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $50.1 million (5.2% of net sales) and $52.0 million (5.6% of net sales) for the three months ended May 30, 2004 and May 25, 2003, respectively. The decrease is due to several factors including cost reductions at our U.S. third-party distribution centers and start up costs that were incurred in the three months ended May 25, 2003 associated with our initial shipments of Levi Strauss Signature™ products in the U.S. Distribution expenses totaled $105.4 million (5.5% of net sales) and $97.3 million (5.4% of net sales) for the six months ended May 30, 2004 and May 25, 2003, respectively. The increase in these expenses primarily reflect costs incurred in the first quarter of 2004 to streamline our product distribution activities in Europe offset by the cost savings incurred in the three months ended May 30, 2004.

Other operating income decreased 2.4% and increased 5.7% for the three and six months ended May 30, 2004.

Other operating income is primarily comprised of royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by licensees. For the three months ended May 30, 2004, royalty income was relatively flat as compared to the same period in the prior year. For the six months ended May 30, 2004, royalty income increased approximately $0.9 million as compared to the same period in prior year, which was primarily attributable to an increase in the number of licensees, and increased sales by licensees of accessories, sportswear, and products for the home, partially offset by decreased sales by licensees of footwear, and the termination of a licensee in Europe

Restructuring charges, net of reversals, were $25.7 million and $80.0 million for the three and six months ended May 30, 2004, as compared to reversals of $5.4 million and $8.4 million for the same periods in the prior year.

For the three and six months ended May 30, 2004, we recorded restructuring charges, net of reversals, of $25.7 million and $80.0 million, respectively. The net charges included reversals of $4.6 million and $5.0 million for the three and six months ended May 30, 2004, respectively, as a result of changes in our estimates for our 2003 organizational changes in Europe, our 2003 North America plant closures and our 2002 U.S. plant closures. Our restructuring charges for the six months ended May 30, 2004 included the following activities:

•	In 2004, we commenced the process of closing our two owned and operated manufacturing plants in Spain. We recorded an initial charge of $10.3 million in the second quarter related to severance for the expected displacement of approximately 460 employees.

•	In 2004, we indefinitely suspended the installation of an enterprise resource planning system in order to reduce costs and prioritize work and resource use. We recorded a charge of approximately $42.8 million during the first quarter related to this initiative. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.6 million for other restructuring costs, primarily non-cancelable project contractual commitments, and $33.4 million for the write-off of capitalized project costs.

•	In 2003, we made organizational changes in our U.S. business intended to reduce the time it takes from initial product concept to placement on the retailer’s shelf and to reduce costs. In 2004, in connection with the review performed by Alvarez & Marsal, Inc., we further reduced resources associated with our corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in our U.S. human resources function. For the three and six months ended May 30, 2004, we recorded charges of $13.6 million and $21.6 million, respectively, for additional severance and benefits and other restructuring costs related to these initiatives.

•	In 2003, we decided to close our remaining manufacturing and finishing operations in the U.S. and Canada. For the three and six months ended May 30, 2004, we recorded charges, net of reversals, of $4.1 million and $7.4 million, respectively, of additional severance and benefits, facility closure costs and asset write-offs.

•	In 2003, we made organizational changes in our European business intended to consolidate and streamline operations in our Brussels headquarters. In 2004, we commenced additional reorganization actions to further streamline our European operations. For the three and six months ended May 30, 2004, we recorded charges of $1.9 million and $2.6 million, respectively, for additional severance and benefits and legal fees associated with severance negotiations, and reversals of $1.2 million and $1.6 million, respectively, associated with lower than anticipated severance and employee benefits.

Operating income increased 23.2% and 7.4% for the three and six months ended May 30, 2004. Operating margin was 8.1% and 7.2%, reflecting an increase of 1.4 and 0.1 percentage points for the three and six months ended May 30, 2004, respectively.

The following tables show our operating income broken out by region, the changes in results for the three and six months ended May 30, 2004, compared to the same periods in 2003 and these results presented as a percentage of net sales:

(Dollars in Thousands)	Three Months Ended May 30, 2004	% of Region’s Net Sales	Three Months Ended May 25, 2003	% of Region’s Net Sales	$ Increase (Decrease)	% Increase (Decrease)
			(Restated)
Region
North America	$111,670	20.5%	$80,390	14.5%	$31,280	38.9%
Europe	33,922	13.5%	22,806	9.2%	11,116	48.7%
Asia Pacific	34,768	21.4%	19,926	15.4%	14,842	74.5%

Subtotal	180,360	18.8%	123,122	13.2%	57,238	46.5%
Corporate	(102,887)	(10.7)%	(60,228)	(6.5)%	(42,659)	70.8%

Total operating income	$77,473	8.1%	$62,894	6.7%	$14,579	23.2%

(Dollars in Thousands)	Six Months Ended May 30, 2004	% of Region’s Net Sales	Six Months Ended May 25, 2003	% of Region’s Net Sales	$ Increase (Decrease)	% Increase (Decrease)
			(Restated)
Region
North America	$212,386	19.2%	$150,640	14.1%	$61,746	41.0%
Europe	86,339	16.5%	63,206	12.4%	23,133	36.6%
Asia Pacific	62,686	21.3%	39,482	17.2%	23,204	58.8%

Subtotal	361,411	18.8%	253,328	14.0%	108,083	42.7%
Corporate	(223,236)	(11.6)%	(124,686)	(6.9)%	(98,550)	79.0%

Total operating income	$138,175	7.2%	$128,642	7.1%	$9,533	7.4%

For the three and six months ended May 30, 2004, higher gross profit and lower selling, general and administrative expenses resulted in an increase in operating income which was partially offset by restructuring charges.

Region. The following summarizes the changes in operating income by region:

•	North America. The increase in operating income was primarily attributable to the continued roll-out of the Levi Strauss Signature™ brand in the U.S., lower returns and allowances in the U.S., lower inventory markdowns, lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of contractor production to lower cost countries, and lower selling, general and administrative expenses, partially offset by lower volumes in our U.S. Levi’s® and Dockers® brands.

•	Europe. The increase in operating income was primarily attributable to a greater proportion of higher priced products and lower sourcing costs resulting from various cost reduction initiatives, including utilization of lower cost sourcing locations and more effective negotiations with suppliers. On a constant currency basis, selling, general and administrative expenses were also lower. Partially offsetting these factors were lower volumes in our Europe Levi’s® and Dockers® brands.

•	Asia Pacific. The increase in operating income was driven by higher volume, better product mix within the super premium and premium segments, and stronger margins resulting from sourcing initiatives. Higher selling, general and administrative expenses were incurred to drive sales growth, but these expenses decreased as a percentage of revenue.

Corporate Expense. We reflect restructuring charges, net of reversals, annual and long-term incentive compensation plan costs, U.S. depreciation and amortization, and corporate staff costs, in corporate expense. The increases in total corporate expense of $42.7 and $98.6 million for the three and six months ended May 30, 2004, respectively, were primarily attributable to restructuring charges, net of reversals, and expenses associated with our annual and long-term incentive compensation plans. These items were partially offset by the curtailment gain related to one of our postretirement medical plans in the U.S. and a decrease in other corporate expense. Other corporate expense decreased primarily as a result of lower expenses related to our employee benefit plans and lower salaries.

The following table summarizes significant components of corporate expense.

(Dollars in Thousands)	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003
		(Restated)		(Restated)
Restructuring charges, net of reversals	$(25,679)	$5,336	$(80,041)	$8,386
Annual incentive plan	(5,780)	4,551	(8,012)	3,579
Long term incentive plan	(14,132)	7,975	(26,332)	10,136
Postretirement benefit plan net curtailment gain	7,385	—	23,771	—
Depreciation and amortization	(8,470)	(8,091)	(17,453)	(15,937)
Other corporate expense	(56,211)	(69,999)	(115,169)	(130,850)

Total corporate expense	$(102,887)	$(60,228)	$(223,236)	$(124,686)

Interest expense increased 2.9% and 8.5% for the three and six months ended May 30, 2004.

Interest expense for the three months ended May 30, 2004 increased 2.9% to $65.2 million compared to $63.3 million for the same period in 2003. Interest expense for the six months ended May 30, 2004 increased 8.5% to $133.4 million compared to $123.0 million for the same period in 2003. The higher interest expense was primarily due to higher effective interest rates in 2004. For the three month period ended May 30, 2004, the impact of higher effective interest rates was partially offset by lower average debt balances.

The weighted average interest rate on average borrowings outstanding during the three months ended May 30, 2004 and May 25, 2003, including the amortization of debt issuance costs and interest rate swap cancellations, was 10.66% and 9.65%, respectively. The weighted average interest rate on average borrowings outstanding during the six months ended May 30, 2004 and May 25, 2003, including the amortization of capitalized bank fees and interest rate swap cancellations, was 10.65% and 9.96%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Other expense, net, for three and six months ending May 30, 2004 was $4.0 million and $2.4 million, respectively, compared to $20.2 million and $54.8 million for the same periods in 2003.

The following table summarizes significant components of other expense, net:

	Three Months Ended May 30, 2004	Three Months Ended May 25, 2003	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003
	(Dollars in Thousands)
		(Restated)		(Restated)
Foreign exchange management contract losses	$613	$20,933	$15,056	$57,315
Foreign currency transaction losses (gains)	3,515	(3,191)	(12,098)	(12,634)
Interest income	(692)	(1,168)	(1,085)	(2,659)
(Gain) loss on disposal of assets	(1,133)	(353)	(1,088)	(495)
Loss on early extinguishment of debt	—	5,568	—	14,395
Other	1,736	(1,606)	1,663	(1,124)

Total	$4,039	$20,183	$2,448	$54,798

We use foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in other expense, net. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in other expense, net. The decrease from $20.9 million to $0.6 million in foreign exchange management contract losses is due to changes in outstanding exposure under management and changes in foreign currency exchange rates.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. For the three months ended May 30, 2004 and May 25, 2003, the net loss of $3.5 million and the net gain of $3.2 million, respectively, and for the six months ended May 30, 2004 and May 25, 2003, the net gains of $12.1 million and $12.6 million, respectively, were caused by remeasurement of foreign currency denominated balances at the exchange rates existing at the balance sheet dates.

The decrease in interest income for the three months ended May 30, 2004 was primarily due to lower effective interest rates. The decrease in interest income for the six months ended May 30, 2004 was primarily due to a higher average cash investment balance in 2003 as a result of our refinancing activities. We also incurred a loss on early extinguishment of debt in 2003 relating to our January 2003 refinancing and our repurchases of our 6.80% notes.

Income tax expense was $2.6 million for the three months ended May 30, 2004, compared to $21.2 million for the same period in 2003. Income tax benefit was $1.0 million for the six months ended May 30, 2004, compared to an income tax expense of $50.7 million for the same period in 2003.

We provide for income taxes on an interim basis based upon our estimate of our annual effective tax rate. The estimated annual effective tax rate for 2004 is (215.1%) and is based on current full-year forecasts of income or losses, as adjusted by the following:

•	projected tax losses in 2004 in certain state and foreign jurisdictions, which we believe should not be benefited due to uncertainty about our ability to use the resulting loss carry forwards before expiration;

•	the tax cost associated with our anticipated deduction of foreign taxes rather than claiming a credit due to uncertainty about our ability to utilize foreign tax credits before expiration; and

•	a benefit associated with a projected decrease in our deferred tax liability for our unremitted earnings in foreign jurisdictions.

The effective tax rate for the six months ended May 30, 2004 is (42.1%), and differs from the estimated annual effective tax rate of (215.1%) due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized. In accordance with FASB Interpretation No. 18, we adjust our annual estimated effective tax rate of (215.1%) to eliminate the impact of these foreign losses. We then apply our adjusted estimated annual effective tax rate to our year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, to compute our tax expense for the six month period ended May 30, 2004. This calculation results in a (42.1%) effective rate for the six months ended May 30, 2004. We apply the (42.1%) effective rate to our pre-tax year-to-date income of $2.3 million to generate a total tax benefit of $1.0 million.

At year-end, we restated the effective tax rate for the period ended May 25, 2003 to be (103.1%). As discussed more fully in Note 4 to the Consolidated Financial Statements, the effective tax rate for the period ended May 30, 2004 was (42.1%). These rates differ from the statutory rate of 35% due primarily to international operations and changes in valuation allowances. Due to our inability to benefit losses in certain jurisdictions, the mix of income and loss by jurisdiction is a key driver in determining our ultimate effective tax rate.

The effective tax rate applied to pre-tax income for the period ended February 29, 2004 was 60.1%. Our projection of the annual effective tax rate changed during the three month period ending May 30, 2004 due primarily to changes in estimated annual pre-tax earnings for domestic and foreign affiliates. Given the relative magnitude of the estimated annual pre-tax loss to estimated annual income tax expense, relatively small changes in pre-tax operating results during the remainder of the year could substantially impact our projected annual effective tax rate.

Net income was $5.6 million for the three months ended May 30, 2004 compared to a net loss of $41.8 million in 2003 and net income was $3.3 million for the six months ended May 30, 2004 compared to a net loss of $100.0 million in 2003 .

The increases in net income for the three and six months ended May 30, 2004 were due primarily to higher operating income, lower losses related to our foreign exchange management contracts, substantially lower income tax expense for the three months ended May 30, 2004 compared to the same period in 2003, and an income tax benefit for the six months ended May 30, 2004 compared to an income tax expense for the same period in 2003.

Liquidity and Capital Resources

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs, and payments of interest on our debt, payments of taxes and payments for U.S. pension and postretirement health benefit plans. We expect to have the following additional cash requirements in fiscal year 2004:

Select Cash Requirements	Paid in six months ended May 30, 2004	Projected for remaining six months of 2004	Total Projected for 2004	Projected for first six months of fiscal 2005	Projected for twelve months ended May 2005
	(Dollars in Millions)
Restructuring activities	$75	$85	$160	$27	$112
Interest	118	117	235	117	234
Federal, foreign and state taxes (net of refunds)	25	76	101	27	103
Postretirement health benefit plans	21	20	41	21	41
Capital expenditures	8	23	31	20	43
U.S. pension plans	—	9	9	—	9

Total select cash requirements	$247	$330	$577	$212	$542

These amounts reflect actions taken as a result of our work with Alvarez & Marsal, Inc., including eliminating staff and open positions in the North America region and commencing the process to close our plants in Spain.

Our key sources of cash include operating income and borrowing availability under our senior secured revolving credit facility. We expect working capital improvements, in the form of reduced raw materials and work-in-process inventories, from our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package sourcing. In addition, we expect improvements in finished goods inventory management as a result of better planning. We believe we will have adequate liquidity to operate our business and that we will be in compliance with our financial covenants during the next twelve months.

Cash and Cash Equivalents; Available Borrowing Capacity

Available Liquidity. As of May 30, 2004, total cash and cash equivalents was $347.2 million, a $143.3 million increase from the $203.9 million cash balance reported as of November 30, 2003. The increase was primarily due to lower inventory, higher gross profits and lower operating expenses, partially offset by higher interest payments and payments for our restructuring initiatives. Net available borrowing capacity under our revolving credit facility was approximately $236.0 million as of May 30, 2004. This gave us available liquidity resources of approximately $583.2 million.

Revolving Credit Facility. As of May 30, 2004, our calculated availability of $365.7 million under our senior secured revolving credit facility was reduced by $129.7 million of letters of credit and miscellaneous reserves allocated under our senior secured revolving credit facility, yielding a net availability of $236.0 million. Included in the $129.7 million of letters of credit and miscellaneous reserves at May 30, 2004 were $15.0 million trade letters of credit, $19.7 million miscellaneous reserves and $94.9 million of stand-by letters of credit with various international banks, of which $70.3 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims.

Debt Principal and Operating Lease Payments

Our total short-term and long-term debt principal payments as of May 30, 2004 and minimum operating lease payments for facilities, office space and equipment as of November 30, 2003 for the next five fiscal years and thereafter are as follows:

Fiscal Year	Principal Payments as of 05/30/04	Minimum Operating Lease Payments as of 11/30/03
	(Dollars in Thousands)
2004 (remaining six months)	$26,875	$69,143
2005	61,203	63,678
2006	453,882	60,608
2007	5,000	54,725
2008	535,408	50,806
Thereafter	1,227,201	139,974

Total	$2,309,569	$438,934

The 2004 and 2005 payments include required payments of $2.5 million and $5.0 million, respectively, under our senior secured term loan. Additional payments in 2004 relate to short-term borrowings of $20.0 million and required payments of $4.2 million for our customer service center equipment financing. Additional payments in 2005 include a required payment under our customer service center equipment financing of $55.9 million. The 2006 payments include the payment of our 7.00% notes due November 1, 2006 of $450.0 million.

The 2006 and 2008 payments include the maturity of the 7.00% notes due November 1, 2006 and the maturity of the 11.625% notes due in January 2008, respectively. The Company’s senior secured term loan and senior secured revolving credit facility agreements contain early maturity provisions and covenants linked to the timing of refinancing or repayment of the 7.00% notes due 2006 and the 11.625% notes due 2008. Review of the table above should take into account the fact that the senior secured term loan requires the Company to repay or refinance both the 7.00% notes due 2006 and the 11.625% notes due 2008 no later than six months prior to their maturity date in order to prevent acceleration of the maturity date of the senior secured term loan to a date three months prior to the maturity date of the 2006 and 2008 notes, respectively. As a result, unless the Company has refinanced, repaid of otherwise provided for the 2006 notes by May 1, 2006, the term loan will become due on August 1, 2006 and unless the Company has refinanced, repaid of otherwise provided for the 2008 notes by July 15, 2007, the term loan will become due on October 15, 2007.

Restructuring and Benefit Plan Payments

Restructuring Charges. We expect to make net cash payments of approximately $160 million in 2004, including $75 million made during the six months ended May 30, 2004, in respect of plant closures, organizational changes, the enterprise resource planning system suspension and other restructuring activities. These amounts reflect actions taken as a result of our work with Alvarez & Marsal, Inc. We will continue to explore additional ways to further reduce our cost structure, create cash flow and enhance our capital structure.

Postretirement Health Benefits. We maintain two plans that provide postretirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund postretirement benefits as claims and premiums are paid. We amended these plans in August

2003 and February 2004 to change the benefits coverage for certain employees and retired participants. As a result of these amendments, we recorded a net curtailment gain of $23.8 million in the six months ended May 30, 2004. These amendments also resulted in a reduction in our benefit obligation from $744.0 million as of November 30, 2003 to $384.0 million as of February 29, 2004. The postretirement medical benefits liability on our balance sheet does not reflect the magnitude of this reduction in obligation, as such a reduction must be amortized over the remaining service life of our employee base, which is approximately ten years. We made cash contributions to the plan of approximately $21 million in the first half of 2004. We anticipate that our total 2004 cash payments will be approximately $41 million, and that our total cash payments for the five year period 2004 through 2008 will be approximately $200 million. While our cash payments are not expected to be materially reduced over the next five years as a result of the plan amendments, we anticipate lower levels of cash payouts longer term as the impact of eligibility changes and annual payment limits begin to reduce our ongoing cash obligations.

Pension Plans. We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. We expect to make pre-tax contributions of approximately $140 million to our pension plans in 2004 to 2008, including expected payments of approximately $9 million in 2004, none of which was paid during the first half of 2004. Our expectations reflect lower market interest rates in recent years, which have resulted in both an increase in present value of the future pension benefits and a decrease in our return assumptions for pension assets. In addition, our expectations for these future payments reflect our anticipation of adoption by the U.S. Department of Labor of a new mortality table. These expected payments are not in addition to the pension expense recorded for the applicable year and are based on estimates and are subject to change.

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

Cash Flows

The following table summarizes, for the six months ended May 30, 2004, selected items in our consolidated statements of cash flows:

(Dollars in Thousands)	Six Months Ended May 30, 2004	Six Months Ended May 25, 2003
		(Restated)
Cash Provided By (Used For ) Operating Activities	$152,419	$(344,255)
Cash Used For Investing Activities	(3,553)	(46,299)
Cash (Used For) Provided By Financing Activities	(7,569)	412,147
Cash and Cash Equivalents	347,249	120,965

Cash provided by operating activities was $152.4 million for the six months ended May 30, 2004 compared to cash used for operating activities of $344.3 million for the same period in 2003.

The increase in cash provided by operating activities was primarily due to the following factors:

•	During the six months ended May 30, 2004, gross profit increased by $67.6 million compared to the same period in 2003.

•	During the six months ended May 30, 2004, we paid out $24.7 million for income tax payments compared to $159.3 million for the same period last year.

•	During the six months ended May 30, 2004, cash inflow provided by the decrease in inventories was $149.1 million, due primarily to improved working capital management in North America, including our product rationalization efforts and our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package manufacturing. The inventory reduction in North America was partially offset by higher inventories in Asia Pacific and Europe, reflecting higher volume in the case of Asia Pacific. During the six months ended May 25, 2003, cash outflow from the increase of inventories was $171.9 million, due primarily to the increase in Levi Strauss Signature™ inventories prior to our launch into Wal-Mart stores in the third quarter of fiscal 2003.

•	During the six months ended May 30, 2004, we paid out approximately $10 million under our annual incentive plan and made no payments under the long-term incentive plan. During the same period in 2003, we paid out approximately $100 million under the annual and long-term incentive plans.

Interest payments of $117.9 million and restructuring payments of $75.3 million during the six months ended May 30, 2004, compared to $78.4 million and $35.0 million, respectively for the same period in the prior year, partly offset these factors.

Cash used for investing activities was $3.6 million for the six months ended May 30, 2004 compared to $46.3 million for the same period in 2003.

The decrease resulted primarily from reduced investments in information technology systems, due in part to our decision to indefinitely suspend the installation of a worldwide enterprise resource planning system, and lower realized losses on net investment hedges, partially offset by lower proceeds from sale of property, plant and equipment.

Cash used for financing activities was $7.6 million for the six months ended May 30, 2004 compared to cash provided by financing activities of $412.1 million for the same period in 2003.

Cash used for financing activities primarily reflected required payments on our customer service center equipment financing and term loan in addition to repayments on short-term borrowings. Cash provided by financing activities for the six months ended May 25, 2003 was $412.1 million, primarily due to our issuance in December 2002 and January 2003 of our 12.25% senior unsecured notes due 2012 and our entry in January 2003 into a new senior secured credit facility, which we replaced in September 2003.

Financial Condition

Debt was $2.3 billion as of May 30, 2004, virtually unchanged from November 30, 2003. Our debt and cash as of May 30, 2004 are summarized below:

(Dollars in Thousands)
Long-Term Debt:
Secured:
Term Loan due 2009	$497,500
Customer Service Center Equipment Financing due December 2004	60,163
Notes payable, at various rates, due in installments through 2006	525

Subtotal	558,188
Unsecured:
Notes:
7.00% $450.0 million, due 2006	448,859
11.625% $380.0 million Dollar denominated, due 2008	377,706
11.625% €125.0 million Euro denominated, due 2008	152,702
12.25% $575.0 million, due 2012	571,556
Yen-denominated Eurobond 4.25% ¥20.0 billion, due 2016	180,538

Subtotal	1,731,361
Current maturities	(65,414)

Total long-term debt	$2,224,135

Short-Term Debt:
Short-term borrowings	$20,020
Current maturities of long-term debt	65,414

Total short-term debt	$85,434

Total long-term and short-term debt	$2,309,569

Cash and cash equivalents	$347,249

The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Both our term loan and our revolving credit facility contain a consolidated fixed coverage ratio covenant. As of May 30, 2004, we were in compliance with our consolidated fixed charge coverage ratio for the term loan and were not required to perform the calculation for the revolving credit agreement.

In connection with our exploration of the sale of the Dockers® business, we are seeking amendments to our current agreements to facilitate any proposed sale. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Markets and Business”.

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

Foreign Currency Translation

The functional currency for most of our foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies and certain other subsidiaries. The translation adjustments for these entities are included in “Other expense, net.”

New Accounting Standards

Note 1 to the Consolidated Financial Statements summarizes recent accounting standards. Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”), requires additional disclosures for pensions and other postretirement plans, with no effect on our consolidated financial position or results of operations. We have adopted the interim reporting disclosure requirements of SFAS 132 for the period ended May 30, 2004. Financial Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” did not have any impact on our financial position or results of operations, as we do not have any variable interest entities. We are currently evaluating the impact of FASB Staff Position 106-2 on our financial position, results of operations and cash flows. FASB Staff Position 106-2, provides final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and is effective for our fourth quarter of fiscal 2004.

Amended Agreement with Alvarez & Marsal, Inc.

On May 18, 2004, we amended our December 2003 engagement agreement with Alvarez & Marsal, Inc. Under the amended agreement, we agreed to pay Alvarez & Marsal, Inc., in addition to regular compensation for its services, a cash bonus of $1.5 million as an incentive for them to complete successfully their work in assisting us in implementing cost reduction actions and in respect of James P. Fogarty’s role as our Chief Financial Officer. We paid $500,000 of this minimum bonus in May 2004 and will pay an additional $500,000 in each of October 2004 and February 2005. In addition, we agreed to pay Alvarez & Marsal, Inc. an additional incentive bonus of $1.0 million, payable in February 2005 upon our achievement of certain financial performance, financial reporting and control and planning activities. As of May 30, 2004, we have accrued approximately $0.7 million for these bonuses, and the remaining amounts will be accrued ratably through February 2005.

FORWARD-LOOKING STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes forward-looking statements about:

•	sales of Levi Strauss Signature™ brand products;

•	customer service performance in Europe;

•	amendments to our senior secured term loan and senior secured revolving credit facility;

•	working capital and finished goods inventory management;

•	facility closures;

•	indemnification arrangements;

•	product line rationalization and its impact;

•	inventory investment and sourcing practices;

•	liquidity and compliance with the financial covenants in our credit agreements;

•	the potential sale of the Dockers® business;

•	interest payments;

•	capital expenditures;

•	income tax audit settlements and payments;

•	deferred tax assets and other tax items;

•	restructuring charges and related expenses;

•	employee pension and postretirement health benefit plan contributions;

•	changes in our tax and controller’s function, staffing and practices; and

•	other matters.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

These forward-looking statements are subject to risks and uncertainties including, without limitation:

•	changing domestic and international retail environments;

•	ongoing price and other competitive pressures in the apparel industry;

•	the effectiveness of our promotion and incentive programs with retailers;

•	changes in the level of consumer spending or preferences in apparel;

•	dependence on key distribution channels, customers and suppliers;

•	changing fashion trends;

•	risks related to the impact of consumer and customer reactions to new products including our mass channel products;

•	risks related to the sale of the Dockers® business;

•	discussions with our lenders;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of potential future cost reduction and restructuring activities;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	trade restrictions and tariffs;

•	political or financial instability in countries where our products are manufactured; and

•	other risks detailed in our annual report on Form 10-K for the year ended November 30, 2003 and other filings with the Securities and Exchange Commission.

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

The tables below give an overview of the fair values of derivative instruments reported as an asset or liability and the realized and unrealized gains and losses associated with our foreign exchange and interest rate management activities reported in “Other expense, net”. The derivatives expire at various dates until June 2004.

(Dollars in Thousands)	At May 30, 2004 Fair value asset (liability)	At November 30, 2003 Fair value asset (liability)
Foreign Exchange Management	$(5,399)	$(5,239)

	Three Months Ended				Six Months Ended
	May 30, 2004 Other (income) expense, net		May 25, 2003 Other (income) expense, net		May 30, 2004 Other (income) expense, net		May 25, 2003 Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
			(Restated)				(Restated)
	(Dollars in Thousands)				(Dollars in Thousands)
Foreign Exchange Management	$(1,737)	$2,350	$18,615	$2,318	$14,222	$834	$54,751	$2,564

Foreign Exchange Risk

We manage foreign currency exposures primarily to protect the U.S. dollar value of cash flows. We attempt to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, we evaluate them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, we enter into various derivative transactions in accordance with our currency risk management policies, aimed at covering the spot risk at inception of the exposure. We do not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, we defined as part of our foreign currency risk management policy an open position ratio limit. The open position ratio is a measurement of the relationship between the notional amount of the hedging instrument and the hedged item. Our foreign exchange policy allows a maximum open position ratio of 25%. At May 30, 2004, our open position ratio was 7.4%, while the maximum open position ratio during the quarter was 21.4%.

At May 30, 2004, we had U.S. dollar spot and forward currency contracts to buy $553.1 million and to sell $280.5 million against various foreign currencies. We also had euro forward currency contracts to buy and sell 50 million Euros ($61.3 million equivalent) against Swedish Krona. These contracts are at various exchange rates and expire at various dates until June 2004.

We have entered into option contracts to manage our exposure to numerous foreign currencies. At May 30, 2004, we had bought U.S. dollar option contracts resulting in a net short position against various foreign currencies of $53.2 million should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net long position against various currencies of $3.5 million, should the options be exercised. The option contracts are at various strikes and expire at various dates until June 2004.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we will enter into various derivative transactions in accordance with our currency risk management policy, aimed at covering the spot risk at inception of the exposure.

For more information about market risk, see Notes 7 and 8 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

As of May 30, 2004, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

We conducted the evaluation of our disclosure controls and procedures taking into account a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) identified in a letter we received in December 2003 from our independent auditors. Our independent auditors further discussed their concern over the material weakness in internal controls with our Audit Committee on April 9, 2004 and addressed it in their letter dated June 24, 2004 that was prepared in conjunction with their audit of our financial statements for the years ended November 30, 2003, November 24, 2002, and November 25, 2001. Finally, our evaluation of our disclosure controls and procedures took into account the measures we are taking in response to these communications from our independent auditors. The letter regarding the material weakness and related background information and other related matters are described in our Annual Report on Form 10-K filed with the SEC on March 1, 2004.

The letters included the following:

•	Our auditors stated that, in the course of reviewing our third-quarter financial statements for fiscal 2003, they noted certain amounts had been adjusted to the quarter’s effective tax rate due to errors relating to our tax returns for the years 1998 and 1999. The letters stated that although our tax department noted the double deduction errors, we incorrectly recorded the effect of such errors as an adjustment to fiscal 2003 third-quarter’s tax rate, thereby treating the correction as a change in estimate rather than a correction of an error to our financial statements for 2001.

•	Our auditors noted that our procedures for evaluating and assessing the accounting impact depend on the various individuals in the process to critically analyze transactions affecting the accounting records for their accounting propriety. In this situation, the auditors said that members of both the tax department and the global controller’s group were aware of the nature of the tax reporting errors, but did not identify the proper accounting treatment. The auditors stated that they consider these oversights to be failures in our controls for preventing or detecting misstatements of accounting information. In relation to this matter, the auditors stated that a material error would have gone undetected in the fiscal year ended November 30, 2003 financial statements.

•	The auditors recommend that our global controller’s group, the corporate controller and the chief financial officer increase their involvement in the review and disclosure of tax items as they relate to the application of generally accepted accounting principles (GAAP). They also recommended that we appoint individuals in the tax department and controller’s group with sufficient expertise in tax GAAP issues. The auditors noted their understanding that we are currently considering numerous alternatives in both departments that will address those recommendations.

•	During the completion of their audit of our financial statements for the year ended November 20, 2003, which occurred principally during the mid-December 2003 through February 2004 period, our auditors noted our corporate controller’s group, corporate controller and chief financial officer had increased their involvement in the review and disclosure of tax items. They also noted that we had engaged our outside advisors on a more comprehensive basis. Our auditors stated that these interim measures temporarily addressed their concern over the material weakness in controls reported to our Audit Committee.

In response to the matters described in these communications from our independent auditors, we have taken actions to address these issues, including actions described in the Form 10-K, and these additional actions:

•	we have hired a new vice president to lead our global tax department, who has significant expertise in U.S. and international tax accounting and related SEC reporting and disclosures;

•	we are hiring a new tax director, who has significant SEC reporting and tax GAAP experience, and who will be responsible for our tax accruals, disclosures and income tax return preparation;

•	we have reorganized our corporate controllers department to simplify our structure and reinforce accounting oversight, and have appointed a new assistant corporate controller, upgrading our technical accounting skills in this department;

•	we have established an external financial reporting group, a new function, in the corporate controllers department, and have hired a new senior director for this function who has significant experience in U.S. GAAP and SEC reporting and disclosures;

•	our corporate controller’s group and our tax department are focused on communicating more effectively with an increased concentration on the financial reporting aspects of tax items;

•	we have retained outside experts on tax accounting to train and develop personnel in our tax and corporate controller’s groups; and

•	we have instituted a quarterly trial balance review in which our chief financial officer, controller and other senior finance leaders engage in a detailed review of the financial statements for each of our businesses and functional areas; and

We believe these actions will strengthen our internal control over financial reporting and address the material weakness identified by our independent auditors.

Based on the controls evaluation, as of May 30, 2004, we have concluded that our disclosure controls and procedures are designed to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management to allow timely decisions regarding required disclosure. As noted above, subsequent to May 30, 2004, we continue to evaluate our control environment and we are continuing to consider additional steps to strengthen these controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Wrongful Termination Litigation. During the six months ended May 30, 2004 and since the end of the period, there have been two developments in the wrongful termination litigation brought against us in California state court and other tribunals by two former employees of our tax department:

•	On January 23, 2004, the plaintiffs withdrew their complaint in an administrative proceeding before the U.S. Department of Labor under Section 1107 of the Sarbanes-Oxley Act just prior to the Department of Labor’s issuance of an initial determination. The Department of Labor has now closed its file on this matter.

•	On March 12, 2004, plaintiffs filed a complaint in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. In this complaint, in addition to restating the allegations contained in the state complaint, plaintiffs assert that we violated Sections 1541A et seq. of the Sarbanes-Oxley Act by taking adverse employment actions against plaintiffs in retaliation for plaintiffs’ lawful acts of compliance with the administrative reporting provisions of the Sarbanes-Oxley Act. Plaintiffs seek a number of remedies, including compensatory damages, interest lost on all earnings and benefits, reinstatement, litigation costs, attorneys’ fees and any other relief that the court may find proper. The district court has now related this case to the securities class action (described below) styled In re: Levi Strauss & Co. Securities Litigation.

We are vigorously defending these cases and are pursuing our related cross-complaint against the plaintiffs in the state case. We do not expect this litigation to have a material impact on our financial condition or results of operations.

Class Actions Securities Litigation. On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two recently filed putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against us, our chief executive officer, our former chief financial officer, our corporate controller, our directors and our underwriters in connection with our April 6, 2001 and June 16, 2003 registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

The action purports to be brought on behalf of purchasers of our bonds who made purchases pursuant or traceable to our prospectuses dated March 8, 2001 or April 28, 2003, or who purchased our bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that it made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief. We are in the initial stages of this litigation and expect to defend the action vigorously. We cannot currently predict the impact, if any, that this action may have on our financial condition or results of operations.

On May 26, 2004, the court related this action to the federal wrongful termination action discussed above, such that each action is pending before the same judge.

Other Litigation. In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K:

(A) Exhibits:

10.1	Long-Term Incentive Plan, dated December 1, 2003. Filed herewith.

10.2	Annual Incentive Plan, dated December 1, 2003. Filed herewith.

10.3	Letter, dated June 4, 2004, from the Registrant to Albert F. Moreno. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Section 906 certification. Furnished herewith.

(B) Reports on Form 8-K:

Current Report on Form 8-K dated March 1, 2004 and furnished under Items 9 and 12 of the report and containing a copy of the Company’s press release dated March 1, 2004 titled “Levi Strauss & Co. Announces Fiscal Year 2003 Financial Results.”

Current Report on Form 8-K dated April 13, 2004 and furnished under Items 9 and 12 of the report and containing a copy of the Company’s press release dated April 13, 2004 titled “Levi Strauss & Co. Announces First-Quarter 2004 Financial Results.”

Current Report on Form 8-K dated May 3, 2004 and furnished under Item 5 of the report and containing a copy of the Company’s press release dated May 3, 2004 titled “Levi Strauss & Co. Names Paul Smith as Head of Global Tax Department.”

Current Report on Form 8-K dated May 11, 2004 and furnished under Item 5 of the report and containing a copy of the Company’s press release dated May 11, 2004 titled “Levi Strauss & Co. Explores Sale of Dockers® Brand.”

Current Report on Form 8-K dated June 3, 2004 and furnished under Item 5 of the report and containing a copy of the Company’s press release dated June 3, 2004 titled “Levi Strauss & Co. Proposes Closure of Factories at Bonmati and Olvega”.

Current Report on Form 8-K dated July 2, 2004 and furnished under Item 5 of the report and containing a copy of the Company’s press release dated July 2, 2004 titled “Levi Strauss & Co. Names Miriam L. Haas to its Board of Directors”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 12, 2004	LEVI STRAUSS & CO. (Registrant)

	By:	/s/ GARY W. GRELLMAN
Gary W. Grellman
Vice President and Controller (Principal Accounting Officer)