Form 10-Q
period 2004-08-29
LEVI STRAUSS & CO
filed 2004-10-12
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 002-90139

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

        Common Stock $.01 par value—37,278,238 shares outstanding on October 12, 2004

LEVI STRAUSS & CO.

INDEX TO FORM 10-Q

August 29, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	August 29, 2004	November 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$286,194	$203,940
Restricted cash	2,053	—
Trade receivables, net of bad debt allowance of $21,102 in 2004 and $26,956 in 2003	563,112	555,106
Inventories	539,126	680,068
Deferred tax assets, net of valuation allowance of $25,281 in both 2004 and 2003	131,827	131,827
Other current assets	92,102	104,176

Total current assets	1,614,414	1,675,117
Property, plant and equipment, net of accumulated depreciation of $473,085 in 2004 and $491,121 in 2003	419,987	486,714
Goodwill, net of accumulated amortization of $151,569 in 2004 and in 2003	199,905	199,905
Other intangible assets, net of accumulated amortization of $35,022 in 2004 and $36,349 in 2003	44,645	44,722
Non-current deferred tax assets, net of valuation allowance of $324,269 in both 2004 and 2003	490,021	490,021
Other assets	77,028	87,283

Total Assets	$2,846,000	$2,983,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$81,615	$34,700
Current maturities of capital lease	1,367	—
Accounts payable	224,329	296,188
Restructuring reserves	67,530	96,406
Accrued liabilities	204,527	244,520
Accrued salaries, wages and employee benefits	261,413	195,129
Accrued taxes	118,010	29,863

Total current liabilities	958,791	896,806
Long-term debt, less current maturities	2,222,947	2,281,729
Long-term capital lease, less current maturities	5,295	—
Postretirement medical benefits	498,713	555,008
Pension liability	231,313	250,814
Long-term employee related benefits	158,328	193,188
Long-term tax liabilities	40,377	143,082
Other long-term liabilities	33,667	32,576
Minority interest	24,126	23,731

Total liabilities	4,173,557	4,376,934

Stockholders’ Deficit:
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,334,997)	(1,384,818)
Accumulated other comprehensive loss	(81,741)	(97,535)

Total stockholders’ deficit	(1,327,557)	(1,393,172)

Total Liabilities and Stockholders’ Deficit	$2,846,000	$2,983,762

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003
Net sales	$994,626	$1,083,748	$2,915,763	$2,892,803
Cost of goods sold	538,179	686,487	1,638,377	1,742,194

Gross profit	456,447	397,261	1,277,386	1,150,609
Selling, general and administrative expenses	300,540	343,472	894,965	1,003,767
Long-term incentive compensation plan expense (reversal)	10,735	(129,127)	37,066	(139,262)
Other operating income	(11,593)	(10,280)	(29,626)	(27,348)
Restructuring charges, net of reversals	28,117	2,610	108,158	(5,776)

Operating income	128,648	190,586	266,823	319,228
Interest expense	64,252	62,524	197,687	185,549
Other expense (income), net	10	(3,125)	2,458	51,673

Income before taxes	64,386	131,187	66,678	82,006
Income tax expense	17,821	135,500	16,857	186,200

Net income (loss)	$46,565	$(4,313)	$49,821	$(104,194)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	August 29, 2004	August 24, 2003
Cash Flows from Operating Activities:
Net income (loss)	$49,821	$(104,194)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	45,237	46,610
Non-cash asset write-offs associated with reorganization initiatives	34,997	10,968
Gain on dispositions of property, plant and equipment	(612)	(185)
Unrealized foreign exchange gains	(13,643)	(20,145)
(Increase) decrease in trade receivables	(11,699)	68,437
Decrease (increase) in inventories	133,621	(198,879)
Decrease (increase) in other current assets	13,154	(26,903)
Decrease in other non-current assets	11,617	24,590
(Decrease) increase in accounts payable and accrued liabilities	(92,342)	34,628
Increase in net deferred taxes	—	(188,232)
Decrease in restructuring reserves	(28,877)	(52,713)
Addition to deferred tax valuation allowance	—	282,448
Increase (decrease) in accrued salaries, wages and employee benefits	68,131	(97,579)
Increase (decrease) in accrued taxes	20,360	(91,352)
Decrease in long-term employee related benefits	(95,919)	(140,258)
(Decrease) increase in other long-term liabilities	(32,671)	34,870
Other, net	1,572	(492)

Net cash provided by (used for) operating activities	102,747	(418,381)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(10,866)	(50,937)
Proceeds from sale of property, plant and equipment	6,672	10,105
Cash inflow (outflow) from net investment hedges	1,544	(20,901)

Net cash used for investing activities	(2,650)	(61,733)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,448,660
Repayments of long-term debt	(10,069)	(955,388)
Net (decrease) increase in short-term borrowings	(2,678)	8,082
Debt issuance costs	(2,069)	(44,878)
Increase in restricted cash	(2,053)	(23,427)
Other, net	(996)	—

Net cash (used for) provided by financing activities	(17,865)	433,049

Effect of exchange rate changes on cash	22	1,264

Net increase (decrease) in cash and cash equivalents	82,254	(45,801)
Beginning cash and cash equivalents	203,940	96,478

Ending cash and cash equivalents	$286,194	$50,677

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$198,807	$158,837
Income taxes	35,564	166,396
Restructuring initiatives	102,188	41,147

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

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months and nine months ended August 29, 2004 may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2004.

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

Restricted Cash

Restricted cash as of August 29, 2004 was comprised of approximately $2.1 million related to required cash deposits for customs and rental guarantees in Europe. Balances of such items as of November 30, 2003 were immaterial.

Exploration of the Sale of the Company’s Dockers® Business

On May 11, 2004, the Company announced that it was exploring the sale of its worldwide Dockers® casual clothing business and has retained Citigroup Global Markets, Inc. to assist it with the potential sale. The Company is exploring the sale of the Dockers® business because it believes that a sale would help the Company reduce its debt, improve its capital structure and focus its resources on growing its Levi’s® brand and Levi Strauss Signature™ brand businesses. As previously announced, in August 2004 the Company entered into amendments to its senior secured revolving credit facility and senior secured term loan to provide for the lenders’ consent to a sale of the Dockers® business, providing the sale proceeds result in a reduction in the Company’s net debt of at least 30%. Additionally, the amendments allow the Company greater flexibility to apply sale proceeds to reduce current debt outstanding, as well as make other changes to the financial, operational and certain other covenants in the Company’s senior secured revolving credit facility and senior secured term loan. (For more information, see Note 5 to the Consolidated Financial Statements.)

Correction of Intercompany Accounts

The Company’s results of operations for the three and nine months ended August 29, 2004 include a pre-tax benefit of approximately $5.0 million related to the correction of an error in accounting for certain intercompany transactions. The $5.0 million benefit was recorded in costs of goods sold, and represents the cumulative amount of intercompany charges related to a sourcing arrangement between one of the Company’s U.S. subsidiaries and its subsidiary in Mexico that were not properly eliminated in consolidation during the years 1990 through 2003. The amount of such charges in any of the years 1990 through 2003 were not material to the Company’s consolidated results of operations for those periods, nor was the inclusion of the benefit in the results of operations for 2004 considered significant.

Income Tax Return to Provision Reconciliation

The Company’s results of operations for the three and nine months ended August 29, 2004 include a charge of approximately $6.2 million related to the recording of an adjustment resulting from the finalization of the Company’s 2003 U.S. federal income tax return to provision reconciliation in August 2004. The $6.2 million expense was recorded in income tax expense and results from a correction to the projected taxable income that was utilized in connection with the preparation of the FY 2003 financial statements. The amount of such adjustment was not material to the Company’s consolidated results of operations for 2003, nor is the inclusion of the expense in the results of operations for 2004 considered significant.

Asia Pacific Enterprise Resource Planning System

In December 2003, the Company decided to suspend indefinitely its worldwide enterprise resource planning (“ERP”) project. Accordingly, in the first quarter of 2004, the Company wrote off $33.4 million of the capitalized worldwide ERP project costs since, in light of the Company’s level of operating losses and emphasis on reducing operating costs, management at that time believed there was little likelihood of resuming the worldwide ERP project in the foreseeable future.

In August 2004, as a result of completing its business and organizational review, management of the Company decided to implement a more limited ERP system with respect to its Asia Pacific region to support the business growth in that region. Certain of the previously written off capitalized assets associated with the suspended worldwide ERP project, primarily comprised of software and licenses with an original cost of approximately $4-5 million, have been identified as useful in the implementation of this new ERP system for the Asia Pacific region. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, previously written down assets are not reversed, and accordingly, there will be no adjustment to write-up the assets identified for use in this new initiative. However, upon quantification of the actual assets utilized, the Company going forward will disclose in the notes to the financial statements the original cost and pro forma depreciation expense related to such assets for the applicable periods to provide data regarding the benefit associated with their utilization. (See also Note 3 to the Consolidated Financial Statements.)

Long-lived Assets Held for Sale

At August 29, 2004 and November 30, 2003, the Company had approximately $5.1 million and $2.2 million, respectively, of long-lived assets held for sale. Such assets are recorded in “Property, plant and equipment.” Long-lived assets held for sale as of August 29, 2004 primarily relate to a closed manufacturing plant in San Antonio, Texas. (See Note 3 to the Consolidated Financial Statements.)

New Accounting Standards

In May 2004, the Financial Accounting Standards Board issued Staff Position 106-2 (“FAS 106-2) providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Company adopted the provisions of FAS 106-2 during the three months ended August 29, 2004. The Company recorded the effects of the subsidy in measuring its net periodic postretirement benefit cost for the three months ended August 29, 2004. This resulted in a reduction in the Company’s accumulated postretirement benefit obligation (“APBO”) for the subsidy related to benefits attributed to past service of $21.4 million. The subsidy resulted in a reduction in the Company’s current period net periodic postretirement benefit costs for the three months ended August 29, 2004 of $0.8 million. The Company has not incurred a reduction in current gross benefit payments and expects to receive subsidy payments beginning in fiscal year ending November 30, 2006 (see Note 11 to the Consolidated Financial Statements).

NOTE 2: INVENTORY

The following is a summary of the components of inventory as of August 29, 2004 and November 11, 2003:

	August 29, 2004	November 30, 2003
	(Dollars in Thousands)
Inventories:
Raw materials	$47,806	$57,925
Work-in-process	34,204	36,154
Finished goods	457,116	585,989

Total inventories	$539,126	$680,068

As of August 29, 2004, the Company had total raw materials and work-in-process inventory of approximately $82 million, as compared to total raw materials and work-in-process inventory of approximately $94 million as of November 30, 2003. The $12 million decrease in raw materials and work-in-process inventory results from the Company’s continuing transition from self-manufacturing to outsourced production.

As of August 29, 2004, the Company had excess and/or obsolete finished goods inventory with an original cost of approximately $111 million. Based upon the estimated recoveries of such inventory, the Company had marked down such inventory by approximately $32 million to its estimated recoverable value of $79 million.

During the first quarter of 2004, the Company reduced its estimated allowance for excess and/or obsolete inventory by approximately $5.3 million due to improvements in its estimation process. These improvements related to the definition of product attributes that are taken into consideration in evaluating the likelihood of recovery rates below cost. The reduction in the estimated allowance is reflected in the results of operations for the nine months ended August 29, 2004.

During the first half of fiscal 2003, improvements in the process of estimating potential excess inventory resulted in a reduction of inventory valuation reserves of approximately $11 million, which is reflected in the results of operations for the nine months ended August 24, 2003.

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

The total balance of the restructuring reserves at August 29, 2004 was $67.5 million compared to $96.4 million at November 30, 2003. For the three and nine months ended August 29, 2004, the Company recognized restructuring charges, net of reversals, of $28.1 million and $108.2 million, respectively. During the three months ended August 29, 2004, the Company recognized restructuring charges net of reversals of approximately $2.5 million related to the Australia plant closure, $16.1 million related to the Spain plant closures, $6.2 million related to the European organizational changes, $1.6 million related to the U.S. organizational changes, and $1.7 million related to the 2003 and 2002 plant closures, each as described below.

The following table summarizes the activities and liability balances associated with restructuring initiatives from 2001 through the third quarter of fiscal 2004:

	November 30, 2003	Restructuring Charges	SG&A* Charges	Restructuring Reductions	SG&A* Reversals	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
2004 Reorganization Initiatives	$—	$50,157	$—	$(7,850)	$—	$—	$42,307
2004 Worldwide ERP** Installation Indefinite Suspension	—	9,347	—	(6,851)	—	—	2,496
2003 U.S. Organizational Changes***	16,641	9,159	—	(18,860)	—	—	6,940
2003 North America Plant Closures***	42,930	8,416	—	(38,754)	—	(288)	12,304
2003 Europe Organizational Changes	27,889	2,147	—	(25,272)	—	(1,971)	2,793
2002 Europe Reorganization Initiative	4,462	—	473	(3,770)	(658)	—	507
2002 U.S. Plant Closures	4,415	37	—	(762)	—	(3,507)	183
2001 Corporate Restructuring Initiatives	69	—	—	(69)	—	—	—

Restructuring Reserves	$96,406	79,263	$473	$(102,188)	$(658)	$(5,766)	$67,530

2004 Worldwide ERP** Asset Write-offs		33,417
2003 North America Plant Closures—Asset Write-offs		1,244

Total		$113,924

*	SG&A refers to selling, general and administrative expenses.
**	ERP refers to enterprise resource planning system.
***	Beginning balance includes a reallocation to correct a prior classification of a $2.3 million liability for benefit costs from the 2003 U.S. organizational changes to the 2003 North America plant closures restructuring initiative.

2004 Reorganization Initiatives

In December 2003, the Company retained the management consulting firm Alvarez & Marsal, Inc. to work with the Company’s leadership team in analyzing the Company’s business strategies, plans and operations. As a result of this review, the Company commenced the following reorganization initiatives in 2004.

2004 Spain Plant Closures

During the nine months ended August 29, 2004, the Company commenced the process of closing its two owned and operated manufacturing plants in Spain. During the nine months ended August 29, 2004, the Company recorded a charge for severance costs of $26.3 million related to the anticipated displacement of approximately 450 employees associated with this initiative and $0.2 million for other restructuring costs. The amount of the charge was determined based upon the severance benefits for this action, as negotiated with local representatives for the employees. The plants are expected to cease operations in the fourth quarter of fiscal 2004. As of August 29, 2004, no employees had yet been displaced. During the remainder of fiscal year 2004, the Company expects to incur additional restructuring costs of approximately $1 million relating to the closures, such as contract termination costs and asset disposals, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated. Current appraised values indicate that there does not appear to exist an impairment issue relating to the carrying amounts of the plants’ property, plant and equipment.

2004 Australia Plant Closure

On August 26, 2004, the Company announced that it was closing its owned and operated manufacturing plant in Adelaide, Australia. The Company is currently engaged in negotiations with local representatives for the plant employees and expects the plant to cease operations by the end of fiscal 2004. During the three months ended August 29, 2004, the Company recorded severance costs of approximately $2.5 million related to the anticipated displacement of approximately 85 employees associated with this initiative. The amount of the initial charge was determined based upon the estimated minimum severance benefits for this action under an existing benefits agreement. As negotiations progress, the Company expects to incur additional employee-related restructuring costs for termination benefits and other restructuring costs which will be recorded as they become probable and estimable. As of August 29, 2004, no employees had yet been displaced. The Company estimates that it will incur total restructuring charges, principally in the form of severance and employee benefits payments, in the range of $3 to $4 million. Current appraised values indicate that there does not appear to exist an impairment issue relating to the carrying amounts of the plant’s property, plant and equipment.

2004 U.S. Organizational Changes

During the nine months ended August 29, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. This initiative will result in the displacement of 177 employees. During the nine months ended August 29, 2004, the Company recorded a charge for severance and lease termination costs of approximately $14.1 million related to this initiative. As of August 29, 2004, 155 individuals had been displaced. The Company estimates that it will incur future additional restructuring charges related to this initiative, principally in the form of severance and employee benefits payments, of approximately $0.8 million.

2004 Europe Organizational Changes

During the nine months ended August 29, 2004, the Company commenced additional reorganization actions which will result in the displacement of approximately 125 employees in its European operations. As of August 29, 2004, 18 employees have been displaced. During the nine months ended August 29, 2004, the Company recorded a charge for severance and lease termination costs of approximately $7.1 million related to these actions. The Company estimates that it will incur total restructuring charges, principally in the form of severance and employee benefits payments, of approximately $11 million.

The table below displays the restructuring activity for the nine months ended August 29, 2004, and the balance of the restructuring reserves as of August 29, 2004, for the 2004 reorganization initiatives discussed above.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
2004 Spain Plant Closures
Severance and employee benefits	$—	$26,283	$(888)	$—	$25,395
Other restructuring costs	—	182	(182)	—	—

Subtotal – 2004 Spain Plant Closures	$—	$26,465	$(1,070)	$—	$25,395

2004 Australia Plant Closure
Severance and employee benefits	$—	$2,489	$(15)	$—	$2,474
Other restructuring costs	—	—	—	—	—

Subtotal – 2004 Australian Plant Closures	$—	$2,489	$(15)	$—	$2,474

2004 U.S. Organizational Changes
Severance and employee benefits	$—	$14,051	$(3,936)	$—	$10,115
Other restructuring costs	—	34	(34)	—	—

Subtotal – 2004 U.S. Organizational Changes	$—	$14,085	$(3,970)	$—	$10,115

2004 Europe Organizational Changes
Severance and employee benefits	$—	$7,114	$(2,791)	$—	$4,323
Other restructuring costs	—	4	(4)	—	—

Subtotal – 2004 Europe Organizational Changes	$—	$7,118	$(2,795)	$—	$4,323

Total – 2004 Reorganization Initiatives	$—	$50,157	$(7,850)	$—	$42,307

2004 Indefinite Suspension of Enterprise Resource Planning System Installation

In December 2003, the Company indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use, and as a result the Company recorded a charge of approximately $42.8 million during fiscal 2004 related to this initiative. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.6 million for other restructuring costs primarily related to non-cancelable project contractual commitments and $33.4 million to write-off capitalized costs related to the project. As of August 29, 2004, all the employees related to this initiative had been displaced. During the remainder of fiscal year 2004, the Company expects to incur no additional restructuring costs in connection with this action.

As discussed in Note 1, in August 2004 the Company decided to implement a new enterprise resource planning system for its Asia Pacific region. This decision will likely result in the utilization of certain assets, primarily comprised of software and licenses with an original cost of approximately $4 to $5 million, that had been previously written off in the first quarter of 2004 due to the indefinite suspension of the worldwide initiative.

The table below displays the restructuring activity and liability balance of the reserve for the 2004 ERP installation indefinite suspension.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$—	$2,718	$(1,883)	$—	$835
Other restructuring costs	—	6,629	(4,968)	—	1,661

Restructuring reserves	$—	$9,347	$(6,851)	$—	$2,496

Asset write-offs		33,417

Total		$42,764

2003 U.S. Organizational Changes

On September 10, 2003, the Company announced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. During the fourth quarter of fiscal 2003, the Company recorded an initial charge of $22.4 million in connection with this initiative, reflecting the displacement of approximately 350 salaried employees in various U.S. locations. As a result of these initiatives, the Company recorded charges during the nine months ended August 29, 2004 of $8.2 million for additional severance and benefits related to the displacement of 215 employees, and $0.9 million, respectively, for other restructuring costs. As of August 29, 2004, 562 employees had been displaced.

During the remainder of fiscal year 2004, the Company expects to incur additional employee-related restructuring costs related to this initiative of approximately $0.1 million for termination benefits and other restructuring costs, which will be recorded as they become estimable and probable.

The table below displays the activity and liability balance of the reserve for the 2003 U.S. organizational changes.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$16,641	$8,239	$(18,033)	$—	$6,847
Other restructuring costs	—	920	(827)	—	93

Total	$16,641	$9,159	$(18,860)	$—	$6,940

2003 North America Plant Closures

The Company closed its sewing and finishing operations in San Antonio, Texas in January 2004. The Company’s three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario, closed in March 2004 displacing approximately 2,050 employees. Production from the San Antonio and Canadian facilities has been shifted to third-party contractors located primarily outside the U.S. and Canada. During the third quarter of 2003, the Company recorded a charge of approximately $11 million for asset write-offs associated with the U.S. and Canadian plant closures. During the fourth quarter of 2003, the Company recorded a charge of $42.1 million consisting of $41.3 million for severance and employee benefits and $0.8 million for other restructuring costs. The Company recorded additional charges during the three and nine months ended August 29, 2004 of $2.0 million and $9.4 million, respectively, net of reversals, for additional severance and employee benefits, facility closure costs and asset write-offs related to these initiatives. As of August 29, 2004, a total of approximately 2,000 employees had been displaced in connection with these plant closures.

During the remainder of fiscal year 2004, the Company expects to incur additional employee-related restructuring costs of approximately $4.5 million relating to the closures and other restructuring costs, such as contract termination costs and asset disposals, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

The table below displays the restructuring activity and liability balance of the reserve for the 2003 North American plant closures.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$42,930	$3,566	$(33,963)	$(288)	$12,245
Other restructuring costs	—	4,850	(4,791)	—	59

Restructuring reserves	$42,930	$8,416	$(38,754)	$(288)	$12,304

Asset write-offs		1,244

Total		$9,660

2003 Europe Organizational Changes

During the fourth quarter of 2003, the Company announced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. As a result, the Company recorded a charge of $28.9 million consisting of $28.1 million for severance and employee benefits and $0.8 million for other restructuring costs. The charge reflected the estimated displacement of approximately 300 employees. The Company recorded charges during the nine months ended August 29, 2004 of $2.1 million for additional severance and employee benefits and legal fees associated with severance negotiations, and reversals of $2.0 million associated primarily with lower than anticipated severance and employee benefits. As of August 29, 2004, approximately 290 employees had been displaced and the remainder are to be displaced in 2004. During the remainder of fiscal year 2004, the Company expects to incur no additional restructuring costs in connection with this action.

The table below displays the activity and liability balance of the reserve for this European initiative.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$27,155	$1,421	$(24,215)	$(1,949)	$2,412
Other restructuring costs	734	726	(1,057)	(22)	381

Total	$27,889	$2,147	$(25,272)	$(1,971)	$2,793

2002 Europe Reorganization Initiatives

In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions included the closures of the leased distribution centers in Belgium, France and Holland during the first half of 2004. During 2002, the Company recorded an initial charge of $1.6 million reflecting the estimated displacement of 40 employees. During 2003, the Company recorded in selling, general and administrative expenses charges of $6.1 million reflecting the estimated displacement of 89 employees. As of August 29, 2004, all of the employees had been displaced.

For the three and nine months ended August 29, 2004 the Company recorded charges of $0.1 million and $0.5 million, respectively, for additional severance and benefits and other restructuring costs, such as lease termination costs.

During the remainder of fiscal year 2004, the Company expects to incur an immaterial amount of other restructuring costs, such as contract termination costs and legal fees related to this initiative, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

The table below displays the activity and liability balance of the reserve for this European initiative.

	November 30, 2003	SG&A & Other Charges	Restructuring Reductions	SG&A Reversals	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,462	$360	$(3,670)	$(658)	$—	$494
Other restructuring costs	—	113	(100)	—	—	13

Total	$4,462	$473	$(3,770)	$(658)	$—	$507

2002 U.S. Plant Closures

The Company announced in April 2002 the closure of six U.S. manufacturing plants. The Company recorded an initial charge in the second quarter of 2002 of $120.0 million consisting of $16.3 million for asset write-offs, $86.0 million for severance and employee benefits and $17.7 million for other restructuring costs. The Company closed the six manufacturing plants in 2002, displacing 3,540 employees. For the three and nine months ended August 29, 2004, the Company reversed $0.3 million and $3.5 million, respectively due to lower than previously estimated employee benefit costs.

During the remainder of fiscal year 2004, the Company expects to incur no additional restructuring costs in connection with this action.

The table below displays the activity and liability balance of this reserve.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	August 29, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,080	$37	$(610)	$(3,507)	$—
Other restructuring costs	335	—	(152)	—	183

Total	$4,415	$37	$(762)	$(3,507)	$183

NOTE 4: INCOME TAXES

The Company’s tax provision for the nine months ended August 29, 2004 was approximately $16.9 million, which includes $7.7 million of expense related to current year operations, $6.2 million of period expense relating to the reconciliation of the Company’s FY 2003 provision to its FY 2003 U.S. Federal corporate income tax return and approximately $3.0 million of period expense related to an increase in the Company’s contingent tax liabilities. The increase in contingent tax liabilities is a net of various federal, state and foreign tax adjustments, the most significant of which involves the availability of foreign tax credits in prior years.

The effective tax rate for the nine months ended August 29, 2004 was 25.3%, and differs from the Company’s estimated annual effective tax rate of 35.9% described below, due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized. In accordance with FASB Interpretation No. 18, the Company adjusts its annual estimated effective tax rate to exclude the impact of these foreign losses. The adjusted estimated annual effective tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, to compute tax expense for the nine-month period ended August 29, 2004.

Estimated Annual Effective Tax Rate. The estimated annual effective tax rate for 2004 differs from the U.S. federal statutory income tax rate of 35% as follows:

Income tax expense at U.S. federal statutory rate	35.0%
State income taxes, net of U.S. federal impact	(12.9)%
Impact of foreign operations	(42.4)%
Revision to prior year estimates	4.9%
Provision to return reconciliation	10.6%
Non-benefiting of losses in certain jurisdictions	32.9%
Interest accrued on federal, state and international tax issues	5.3%
Nondeductible expenses	2.5%

Total	35.9%

The “state income taxes, net of U.S. federal impact” item above reflects the state tax benefit generated by domestic tax losses in the U.S., net of the related U.S. federal impact. As not all state losses meet the more likely than not standard for realization, the Company reverses a portion of this benefit from the estimated annual effective tax rate through an increase in the valuation allowance, which is discussed in more detail below. The rate of (12.9%) reflects the state income tax benefit as a percentage of consolidated earnings before taxes.

The “impact of foreign operations” item above reflects additional benefit generated by foreign losses incurred in jurisdictions with rates in excess of the U.S. federal statutory rate. As not all federal losses meet the “more likely than not” standard for realization, the Company reverses a portion of this benefit from the estimated annual effective tax rate through an increase in the valuation allowance, which is discussed in more detail below. This item also reflects the Company’s expectation that foreign income taxes will be deducted rather than claimed as a credit in the U.S. federal income tax return.

The “revision to prior year estimates” item above relates to an approximate $3 million increase in the Company’s accrual for contingent tax losses. This increase is a net of various federal, state, and foreign tax adjustments, the most significant of which involves the availability of foreign tax credits in prior years.

The “provision to return reconciliation” item above relates to the reconciliation of the Company’s FY 2003 tax provision to its FY 2003 U.S. Federal corporate income tax return. The projection of taxable income relied upon in connection with the preparation of the FY 2003 financial statements was refined and corrected during the preparation of the FY 2003 income tax return which was filed on August 16, 2004. The net impact of the reconciliation of taxable income is an increase to income tax expense of approximately $6.2 million which has been recorded during the three-month period ended August 29, 2004.

The “non-benefiting of losses in certain jurisdictions” item above relates primarily to projected additional current year losses in foreign and state jurisdictions in which the Company has previously decided it is unlikely to utilize its existing operating loss carry forwards. The current year losses arise in part due to projections of increased restructuring expenses (see Note 3 to the Consolidated Financial Statements). The Company continues to believe it is more likely than not its U.S. federal net operating loss carryover will be utilized before it expires. Projected repatriations of significant unremitted foreign earnings support utilization of the U.S. federal net operating loss carry forwards.

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

The “interest accrued on federal, state and international tax issues” item above reflects the accrual for current year interest on accrued tax loss contingencies.

The “nondeductible expenses” item above relates primarily to items that are expensed for determining book income but that will not be deductible in determining U.S. federal and state taxable income.

Examination of Tax Returns. The Company has income tax returns under examination by various regulatory tax authorities. The Company continuously reviews issues raised in connection with these on-going examinations to evaluate the adequacy of its reserves. During the third quarter of 2004 the Internal Revenue Service and the Japanese taxing authority reached agreement in principle concerning prior royalties paid by the Company’s Japanese affiliate to LS&Co. This resolution results in a reduction in estimated current-year income tax expense of approximately $4.5 million.

In its Form 10-Q filing for the second quarter of 2004, the Company noted that it had received unfavorable advice from the National Office of the Internal Revenue Service with regard to certain positions taken by the Company on prior returns and a Revenue Agent’s Report relating to an examination of the fiscal years 1990 to 1994 U.S. federal income tax returns of the Company. During the three month period ended August 29, 2004, the Company has filed a protest with the Appeals Division of the Internal Revenue Service relating to these items.

The Company believes that its accrued tax liabilities are adequate to cover its domestic and foreign tax loss contingencies.

Reclassifications: The Company’s current liability for accrued taxes as of August 29, 2004 has increased by approximately $88 million since prior year end, driven primarily by the reclassification of approximately $69 million from long-term tax liabilities to accrued taxes to reflect additional expected payments during the next 12 months of tax and interest related to the resolution of tax issues with various federal, state, and foreign tax authorities.

NOTE 5: DEBT AND LINES OF CREDIT

Debt and lines of credit at August 29, 2004 and November 30, 2003 are summarized below:

	August 29, 2004	November 30, 2003
	(Dollars in Thousands)
Long-Term Debt:
Secured:
Term Loan due 2009	$496,250	$500,000
Customer Service Center Equipment Financing due December 2004	58,073	64,206
Notes payable, at various rates, due in installments through 2006	461	650

Subtotal	554,784	564,856

Unsecured:
Notes:
7.00%, due 2006	448,977	448,623
11.625% Dollar denominated, due 2008	377,864	377,391
11.625% Euro denominated, due 2008	150,630	149,445
12.25% Senior Notes, due 2012	571,613	571,449
Yen-denominated Eurobond 4.25%, due 2016	182,415	183,486

Subtotal	1,731,499	1,730,394
Current maturities	(63,336)	(13,521)

Total long-term debt	$2,222,947	$2,281,729

Short-Term Debt:
Short-term borrowings	$18,278	$21,179
Current maturities of long-term debt	63,337	13,521

Total short-term debt	$81,615	$34,700

Total long-term and short-term debt	$2,304,562	$2,316,429

Cash and Cash Equivalents	$286,194	$203,940

On September 29, 2003, the Company entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. The Company used and uses the borrowings under these agreements to refinance the January 2003 senior secured credit facility and 2001 domestic receivables securitization agreement and for working capital and general corporate purposes. As discussed below, the Company amended both agreements in August 2004. The amendment to the term loan replaced the consolidated fixed charge coverage ratio covenant with a consolidated senior secured leverage ratio covenant.

The revolving credit facility contains a consolidated fixed charge coverage ratio covenant which is measured only if certain availability thresholds are not met. If availability is less than the greater of 20% of the borrowing base or $50 million, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. The Company is required to maintain a ratio of least 1.0 to 1.0 when the covenant is required to be tested. As of August 29, 2004, the Company was not required to perform this calculation because the Company met the availability thresholds. Under the credit agreements, EBITDA is generally defined as consolidated net income plus (i) consolidated interest charges, (ii) the current provision for federal, state, local and foreign income taxes, (iii) depreciation and amortization expense, (iv) other (income) expense and (v) restructuring and restructuring related charges, less cash payments made in respect of the restructuring charges.

Amendments to Senior Secured Term Loan and Senior Secured Revolving Credit Facility

On August 13, 2004, the Company entered into a fourth amendment to its senior secured revolving credit facility. On August 30, 2004, the Company entered into an amendment to its senior secured term loan. The amendments primarily provide for the lenders’ consent to the Company’s sale of its Dockers® business, provided that the sale proceeds result in a reduction in the Company’s net debt of at least 30%. In addition, while the amendment requires the Company to apply an amount equal to the net proceeds from the sale of the Dockers® business toward the prepayment, repurchase, or other satisfaction of the Company’s debt prior to its scheduled maturity, the Company may exclude an amount up to $100 million of such proceeds and may also choose which debt is to be early satisfied. Further, the term loan previously provided the Company with only a limited ability to voluntarily prepay the term loan prior to March 31, 2007. The amendment now permits the Company to prepay the term loan at any time, subject to the payment of certain make-whole premiums if it is prepaid at certain times. As further described below, the amendment also provides for changes to the financial, operational and certain other covenants in the Company’s revolving credit facility and term loan.

The amendment to the revolving credit facility took effect on August 13, 2004, with the exception of the amendments relating to the sale of the Dockers® business, which will take effect upon the Company’s certification that all the conditions to the sale have been satisfied or waived. The amendment to the term loan took effect on August 30, 2004.

Amendment to Senior Secured Term Loan

Consent to Sale of Dockers® Business. The amendment provides for the necessary lenders’ consents under the term loan to permit the Company’s sale of the Dockers® business. As of September 24, 2004, all of the lenders had consented to this amendment.

Replacement of Fixed Charge Coverage Ratio with Leverage Ratio. The consolidated fixed charge coverage ratio has been replaced by a consolidated senior secured leverage ratio, which will also be measured as of the end of each fiscal quarter. The ratio is generally defined as the ratio of consolidated secured debt to “Pro Forma Consolidated EBITDA” (as defined in the amendment) for the previous four fiscal quarters. The computation of Pro Forma Consolidated EBITDA allows the Company to add back all restructuring and restructuring related charges less the aggregate amount of cash payments made during such period by the Company and its subsidiaries in respect of restructuring charges (other than (i) cash payments on restructuring charges incurred prior to May 31, 2004 and (ii) an aggregate of up to $100 million of restructuring charges incurred on or after May 31, 2004 to the extent paid in cash and which the Company has notified the lenders that the Company will exclude for purposes of calculating the leverage ratio covenant in any fiscal quarter). It also allows the Company to add back gains and expenses relating to the Dockers® transaction and is subject to adjustment to account for the pro forma effect of the sale of the Dockers® business on the Company’s consolidated net income. The Company must ensure that the ratio is not more than:

•	3.50 to 1.00 for any fiscal quarter ending in or prior to August 2005;

•	3.00 to 1.00 for any fiscal quarter ending after August 2005 and in or before February 2007; and

•	2.75 to 1.00 for any fiscal quarter thereafter.

As of August 29, 2004, the Company was in compliance with the consolidated senior secured leverage ratio.

Make-Whole Prepayment Premiums. The senior secured term loan agreement previously provided the Company with only a limited ability to voluntarily prepay the term loan prior to March 31, 2007. The amendment to the term loan now permits the Company to prepay the term loan at any time, subject to the payment of certain make-whole premiums to the lenders if the Company desires to prepay the loans outside of certain prepayment periods. The periods during which these make-whole premiums are applicable to voluntary prepayments depend on:

•	whether or not the Dockers® sale has been consummated by June 30, 2005; and

•	whether or not the Company has, as of specified dates, refinanced, repaid or otherwise set aside funds for the repayment of the Company’s 2006 senior unsecured notes, as required by the term loan agreement;

The make-whole premium is calculated by taking the present value of (i) all interest payments due through to the end of the relevant make-whole period plus (ii) any additional prepayment premium (as described below) if such prepayment were made on the day after the relevant make-whole period.

Additional Prepayment Premiums. If the Company chooses to prepay the term loan outside of the make-whole periods, the Company is not required to pay any make-whole premium, but the Company will be required to pay an additional prepayment premium based on a percentage (which declines over time) of the principal amount of the term loan prepaid. The periods during which the Company may be required to pay additional prepayment premiums and the amounts payable depend on whether or not the Dockers® sale has been consummated on or prior to June 30, 2005.

Refinancing Condition and Maturity Date. If the Dockers® sale has been consummated on or prior to June 30, 2005, the maturity date of the term loan will be September 29, 2009, regardless of whether or not the Company has refinanced, repaid or otherwise set aside funds to repay the 2006 notes (which the Company refers to as the 2006 notes refinancing condition) by May 1, 2006 or whether or not the Company has refinanced, repaid or otherwise set aside funds to repay the 2008 notes (which the Company refers to as the 2008 notes refinancing condition) by July 15, 2007, in each case as required by the term loan agreement. If the Dockers® sale has not been consummated on or prior to June 30, 2005, the maturity date of the term loan will be August 1, 2006 if the Company has not met the 2006 notes refinancing condition by May 1, 2006, or will be October 15, 2007 if the Company has not met the 2008 notes refinancing condition by July 15, 2007.

Certain Mergers and Asset Sales Permitted. The amendment also permits the Company to merge or sell all or substantially all of its assets, subject to certain conditions (including financial ratios) similar to those contained in the merger covenant in the indentures relating to the Company’s 11.625% senior unsecured notes due 2008 and the Company’s 12.25% senior unsecured notes due 2012. The amendment also modifies certain of the negative covenants to permit such mergers or asset sales made in accordance with this provision.

Use of Dockers® Sale Proceeds to Satisfy Debt. The amendment requires the Company to apply an amount equal to the net proceeds from the sale of the Dockers® business (less an amount up to $100 million) toward the prepayment, repurchase, or other satisfaction of any debt of the Company’s choosing prior to its scheduled maturity.

Additional Fees Payable if Dockers® Sale Not Consummated. The amendment requires the Company to pay additional fees to the lenders of (i) 1.00% of each lender’s outstanding loans if the Dockers® sale has not been consummated on or prior to June 30, 2005, or (ii) 0.50% if, prior to such date, the Company announces that the Company is no longer pursuing the sale and an additional 0.50% on June 30, 2005.

Amendment to Senior Secured Revolving Credit Facility

Consent to Sale of Dockers® Business. The amendment provides for the necessary lenders’ consents under the revolving credit facility to permit the Company’s sale of the Dockers® business.

Change to Borrowing Base Calculation. The asset classes that make up the borrowing base used to calculate borrowing availability under the facility have been expanded by the creation of a new class of assets, comprising cash and investment securities deposited in secured accounts with the administrative agent or other lenders.

Use of Dockers® Sale Proceeds to Satisfy Debt. The amendment enables the Company to apply all of the proceeds from the sale of the Dockers® business, plus up to a maximum of $50 million per fiscal year of proceeds from permitted asset sales, toward the prepayment, repurchase, or other satisfaction of any debt of the Company’s choosing prior to its scheduled maturity.

Cash Collateralized Letters of Credit. The amendment enables the Company to deposit cash or certain investment securities with the administrative agent for the facility to secure the Company’s reimbursement and other obligations with respect to letters of credit. Such cash-collateralized letters of credit are subject to lower letter of credit fees.

Other Debt Matters

Debt Issuance Costs. The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. During the three and nine months ended August 29, 2004, the Company incurred additional debt issuance costs of approximately $1.5 million and $2.1 million, respectively, primarily related to the costs of the amendments discussed above. Unamortized debt issuance costs outstanding at August 29, 2004 and November 30, 2003 aggregated $49.0 million and $54.8 million, respectively. Amortization of debt issuance costs, which is included in interest expense, was $2.7 million and $3.1 million for the three months ended August 29, 2004 and August 24, 2003, respectively, and $7.9 million and $9.8 million for the nine months ended August 29, 2004 and August 24, 2003, respectively.

Accrued Interest. At August 29, 2004 and November 30, 2003, accrued interest related to debt amounted to $42.2 million and $65.5 million, respectively, and was included in accrued liabilities.

Principal Short-Term and Long-Term Debt Payments

Under the August 2004 amendment to the term loan, if the Dockers® sale has not been consummated on or prior to June 30, 2005, the maturity date of the term loan will be August 1, 2006 if the Company has not refinanced, repaid or otherwise set aside funds to repay the 2006 notes by May 1, 2006, or will be October 15, 2007 if the Company has met the 2006 refinancing condition by May 1, 2006, but has not refinanced, repaid or otherwise set aside funds to repay the 2008 notes by July 15, 2007. If the Dockers® sale has been consummated on or prior to June 30, 2005, the maturity date of the term loan will be September 29, 2009, regardless of whether or not the Company has met the 2006 notes refinancing condition by May 1, 2006 or whether or not the Company has met the 2008 notes refinancing condition by July 15, 2007.

The table below sets forth, as of August 29, 2004, the required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, giving effect to the scenarios assuming no Dockers® sale:

	Principal Payments As of August 29, 2004
	(Dollars in Thousands)
Fiscal Year	Assuming no Dockers® sale and 2006 notes refinancing condition not met	Assuming no Dockers® sale, 2006 notes refinancing condition met, but 2008 refinancing condition not met
2004 (remaining three months) (1)	$21,729	$21,729
2005 (2)	61,203	61,203
2006 (3)	939,000	454,000
2007	—	485,000
2008	528,494	528,494
Thereafter	754,136	754,136

Total	$2,304,562	$2,304,562

(1)	Includes required payments of $1.3 million and $2.1 million under the senior secured term loan and customer service center equipment financing, respectively. Also includes payments relating to short-term borrowings of $18.3 million.
(2)	Includes required payments of $5.0 million and $55.9 million under the senior secured term loan and customer service center equipment financing, respectively.
(3)	If the Company does not sell the Dockers® business and does not meet the 2006 refinancing condition, our senior secured term loan will mature in 2006, and, coupled with the scheduled maturity of our unsecured 7.00% notes due November 1, 2006, the Company will have to repay or otherwise satisfy approximately $939.0 million of debt in fiscal 2006. If the Company does not sell the Dockers® business but meets the 2006 refinancing condition, the Company will have to repay or otherwise satisfy approximately $450.0 million on the 7.00% notes due November 1, 2006.

Short-Term Credit Lines and Stand-By Letters of Credit

At August 29, 2004, the Company had unsecured and uncommitted short-term credit lines available totaling $37.9 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

At August 29, 2004 and November 30, 2003, the Company had $108.6 million and $144.0 million, respectively, of stand-by letters of credit with various international banks, of which $83.9 million and $64.0 million, respectively, serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds. In addition, $22.7 million of these stand-by letters of credit under the senior secured revolving credit facility support short-term credit lines at August 29, 2004. The Company pays fees on the stand-by letters of credit. Borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended August 29, 2004 and August 24, 2003, including the amortization of debt issuance costs and interest rate swap cancellations, was 10.54% and 9.92%, respectively. The Company’s weighted average interest rate on average borrowings outstanding during the nine months ended August 29, 2004 and August 24, 2003, including the amortization of capitalized bank fees and interest rate swap cancellations, was 10.61% and 9.94%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

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

Capital Lease

The Company has a logistics services agreement with a third party that includes an element related to machinery and equipment that is a capital lease. The agreement includes an initial fixed term of approximately five years which runs through 2009, and provides for a renewal option. The cost of the machinery and equipment under this capital lease is included in the consolidated balance sheets as property, plant and equipment, and was approximately $6.7 million as of August 29, 2004. The capitalized lease assets are being amortized on a straight-line basis over the five year life of the agreement. Accumulated depreciation of the leased equipment was approximately $0.7 million at August 29, 2004.

The minimum future lease payments required under capital leases and the present value of the minimum lease payments as of August 29, 2004 are as follows:

Fiscal Year
(Dollars in Thousands)
2004 (remaining three months)	$452
2005	1,652
2006	1,582
2007	1,438
2008	1,355
2009	1,046

Total minimum lease payments	$7,525

Less: Amount representing interest	(863)

Present value of minimum lease payments	$6,662

Less: Current maturities of capital lease	$(1,367)

Long-term capital lease	$5,295

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

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and (liabilities) at August 29, 2004 and November 30, 2003 are as follows:

	August 29, 2004		November 30, 2003
	Carrying Value(1)	Estimated Fair Value(1)	Carrying Value(2)	Estimated Fair Value(2)
	(Dollars in Thousands)
DEBT INSTRUMENTS:
U.S. dollar notes offering	$(1,428,562)	$(1,462,270)	$(1,448,981)	$(1,060,879)
Euro notes offering	(152,779)	(154,180)	(155,984)	(115,882)
Yen-denominated Eurobond placement	(184,943)	(170,350)	(184,000)	(110,606)
Term loan	(501,490)	(548,634)	(505,053)	(505,053)
Customer service center equipment financing	(59,437)	(59,508)	(65,639)	(66,207)
Short-term and other borrowings	(19,579)	(19,579)	(22,262)	(22,262)

Total	$(2,346,790)	$(2,414,521)	$(2,381,919)	$(1,880,889)

(1) Includes accrued interest of $42.2 million.
(2) Includes accrued interest of $65.5 million.

CURRENCY AND INTEREST RATE CONTRACTS:
Foreign exchange forward contracts	$1,559	$1,559	$(5,128)	$(5,128)
Foreign exchange option contracts	162	162	(111)	(111)

Total	$1,721	$1,721	$(5,239)	$(5,239)

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

The fair value estimates presented herein are based on information available to the Company as of August 29, 2004 and November 30, 2003. These amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to August 29, 2004 and November 30, 2003 may differ substantially from these amounts. In addition, the aggregation of the fair value calculations presented herein do not represent and should not be construed to represent the underlying value of the Company.

NOTE 7: COMMITMENTS AND CONTINGENCIES

At August 29, 2004, the Company had U.S. dollar spot and forward currency contracts to buy $558.8 million and to sell $340.8 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through September 2004.

The Company has entered into option contracts to manage its exposure to numerous foreign currencies. At August 29, 2004, the Company had bought U.S. dollar option contracts resulting in a net short position against various foreign currencies of $74.2 million should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net long position against various currencies of $30.0 million and Euro options resulting in a net short position against Swedish Krona of 20.0 million Euros ($24.2 million equivalent), should the options be exercised. The option contracts are at various strike prices and expire at various dates through September 2004.

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

On July 15, 2004, the Company filed a motion to dismiss this action. The hearing date on this motion is scheduled for October 15, 2004.

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

NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Exchange Management

The Company manages foreign currency exposures primarily to protect the U.S. dollar value of cash flows. The Company attempts to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, the Company evaluates them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, the Company enters into various derivative transactions in accordance with its currency risk management policies, aimed at covering the spot risk at inception of the exposure. The Company does not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, the Company defined as part of its foreign currency risk management policy an open position ratio limit. The open position ratio is a measurement of the relationship between the notional amount of the hedging instrument and the hedged item. The Company’s foreign exchange policy allows a maximum open position ratio of 25%. At August 29, 2004, the Company’s open position ratio was 11.0%, while the maximum open position ratio during the three and nine months ended August 29, 2004 was 21.0% and 21.4%, respectively.

The Company uses a variety of derivative instruments, including forward, swap and option contracts, to protect against foreign currency exposures related to sourcing, net investment positions, royalties, debt and cash management.

The Company does not apply hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities.

The Company manages its net investment position in its subsidiaries in major currencies through a combination of derivative instruments, primarily swap contracts, and non-derivative instruments. Some of the contracts hedging these net investments qualify for hedge accounting and the related gains and losses are consequently included in the “Accumulated other comprehensive income (loss)” component of Stockholders’ Deficit. At August 29, 2004, the fair value of qualifying net investment hedges was a $0.9 million net liability with the corresponding unrealized loss recorded in “Accumulated other comprehensive income (loss).” At August 29, 2004, a $4.2 million realized loss has been excluded from hedge effectiveness testing and therefore is included in “Other (income) expense, net” in the Company’s statement of operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of August 29, 2004, a $3.4 million unrealized loss related to the translation effects of the yen-denominated Eurobond was recorded in “Accumulated other comprehensive income (loss).”

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other expense, net.”

	Three Months Ended				Nine Months Ended
	August 29, 2004 Other (income) expense, net		August 24, 2003 Other (income) expense, net		August 29, 2004 Other (income) expense, net		August 24, 2003 Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	(Dollars in Thousands)				(Dollars in Thousands)
Foreign Exchange Management	$9,938	$(7,843)	$2,389	$(10,284)	$24,160	$(7,009)	$57,140	$(7,720)

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) balances. Accumulated OCI is a component of Stockholders’ Deficit.

	At August 29, 2004		At November 30, 2003
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in Thousands)
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$12,000	$(878)	$10,456	$(830)
Yen Bond	—	(3,385)	—	(3,974)
Cumulative income taxes	(4,092)	1,630	(3,502)	1,836

Total	$7,908	$(2,633)	$6,954	$(2,968)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are recorded in “Accrued liabilities” on the consolidated balance sheets.

	At August 29, 2004	At November 30, 2003
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in Thousands)
Foreign Exchange Management	$1,721	$(5,239)

Interest Rate Management

The Company is exposed to interest rate risk. It is the Company’s policy and practice to manage and reduce interest rate exposures by using a mix of fixed and variable rate debt and, as necessary, derivative instruments. The Company currently has no derivative instruments managing interest rate risk outstanding as of August 29, 2004. As of August 29, 2004, the Company had fixed rate debt of approximately $1,964 million (86% of total long-term debt) and variable rate debt of approximately $322 million (14 % of total long-term debt).

NOTE 9: OTHER EXPENSE (INCOME), NET

The following table summarizes significant components of other expense (income), net:

	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003
	(Dollars in Thousands)
Foreign exchange management contract losses (gains)	$2,095	$(7,895)	$17,151	$49,420
Foreign currency transaction losses (gains)	1,281	6,595	(10,816)	(6,040)
Interest income	(1,139)	(1,567)	(2,224)	(4,227)
Loss (gain) on disposal of assets	476	(384)	(612)	(879)
Loss on early extinguishment of debt	—	831	—	15,226
Other	(2,703)	(705)	(1,041)	(1,827)

Total expense (income), net	$10	$(3,125)	$2,458	$51,673

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

NOTE 10: INCENTIVE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) is intended to reward individual contributions to the Company’s performance during the year. In 2003, compensation under the plan was measured based on certain pre-established targets and all salaried employees were eligible. In 2004, the Company changed the qualification criteria and participation level terms of the plan including eliminating eligibility under the plan for a substantial portion of the Company’s U.S. employee population. Compensation under the short-term plan is based on a combination of Company performance against pre-established targets (principally relating to (i) earnings before interest, taxes, depreciation and amortization and (ii) cash flow) and individual performance. The Company periodically evaluates the adequacy of the recorded liability and makes adjustments as appropriate. The Company recorded AIP expense of $15.5 million and $2.4 million for the three months ended August 29, 2004 and August 24, 2003, respectively. The Company recorded AIP expense of $48.7 million and $2.3 million for the nine months ended August 29, 2004 and August 24, 2003, respectively. As of August 29, 2004 and November 30, 2003, the Company had accrued $48.7 million and $10.5 million, respectively, for the AIP plan, which was recorded in accrued salaries, wages and employee benefits.

Long-Term Incentive Compensation

In February 2004, the Company established a new long-term incentive plan for its management team, including its executive officers and most of its directors. The Company set a target amount for each participant based on job level. The plan, which covers a 19-month period, includes both performance and retention elements as conditions for payment:

•	Participants who were active employees through July 1, 2004 received 20% of the target amount in July 2004.

•	Participants will receive 40% of the target amount in February 2005 if: (a) the Company achieves earnings before interest, taxes, depreciation and amortization and cash flow measures established by the Board of Directors; (b) the Company is in compliance with the financial covenants in its credit agreements in effect at the time; and (c) the participant is an active employee as of that date.

•	Participants will receive the remaining 40% of the target amount in July 2005 if the participant is an active employee as of this date and the Company is in compliance on this date with the financial covenants in its credit agreements.

•	The terms of the plan are governed by the plan document. The board of directors has discretion to interpret, amend and terminate the plan.

The Company recorded long-term incentive compensation expense of $10.7 million and a net reversal of $129.1 million for the three months ended August 29, 2004 and August 24, 2003, respectively. The Company recorded long-term incentive compensation expense of $37.0 million and a net reversal of $139.3 million for the nine months ended August 29, 2004 and August 24, 2003, respectively. The net reversal recorded in 2003 was attributable to lower than expected payouts under the plan in place in 2003 due to changes in the Company’s forecasted financial performance. As of August 29, 2004, the Company had accrued $27.2 million for the long-term incentive plan. As of November 30, 2003, there were no such amounts accrued.

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

Retention Incentive. In June 2004, the Company adopted a bonus program providing retention bonuses to certain employees to maintain and motivate individuals through the completion of any proposed sale of the Dockers® business. The amount of the retention bonus varies depending upon the individual’s level in the organization and amount of time focused on the Dockers® business. The total estimated maximum payout under this program is approximately $5.6 million, to be paid within three months of completion of a sale. If the Dockers® business is withdrawn from sale, individuals eligible for this program would receive a minimum guaranteed payout of 25% of this bonus. The Company has accrued approximately $1 million as of August 29, 2004 for the minimum guaranteed payout under this program.

NOTE 11: EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. pension plans and postretirement plans were as follows:

	U.S. Pension Plans		Postretirement Benefit Plans
	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003
			(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$2,669	$3,360	$263	$1,593
Interest cost	11,583	11,538	5,312	12,232
Expected return on plan assets	(11,037)	(10,119)	—	—
Amortization of prior service cost	260	268	(14,409)	(1,905)
Amortization of loss	1,330	1,936	4,811	2,493
Amortization of transition asset	47	54	—	—
Net curtailment gain	(46)	—	(3,424)	(11,928)
Termination benefits	—	—	—	—

Net periodic benefit cost (gain)	$4,806	$7,037	$(7,447)	$2,485

	U.S. Pension Plans		Postretirement Benefit Plans
	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003
	(Dollars in Thousands)
Components of net periodic benefit cost:
Service cost	$8,945	$9,972	$1,153	$5,232
Interest cost	34,582	34,456	20,364	37,695
Expected return on plan assets	(32,815)	(30,358)	—	—
Amortization of prior service cost	770	805	(36,382)	(3,420)
Amortization of loss	5,263	5,642	14,963	6,930
Amortization of transition asset	142	164	—	—
Net curtailment gain	(552)	—	(27,195)	(11,928)
Termination benefits	—	—	—	—

Net periodic benefit cost (gain)	$16,335	$20,681	$(27,097)	$34,509

Retiree Medical Plan

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Company recorded the effects of the subsidy in measuring net periodic postretirement benefit cost for the three months ended August 29, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation (“APBO”) for the subsidy related to benefits attributed to past service of $21.4 million. The subsidy resulted in a reduction in current period net periodic postretirement benefit costs for the three months ended August 29, 2004 of $0.8 million. The components of this savings were the reduction in interest costs on APBO of $0.3 million, amortization of net loss of $0.5 million and an immaterial reduction in current period service costs. The Company has not incurred a reduction in current gross benefit payments and expects to receive subsidy payments beginning in fiscal year ending November 30, 2006.

Postretirement Benefit Plans Curtailment

During the three and nine months ended August 29, 2004, the Company recognized income of $7.4 million and $27.1 million, respectively, related to its post retirement benefit plans, including net curtailment gains of $3.4 million and $27.2 million, respectively. These amounts were reflected in selling, general and administrative expenses in 2004, and result from the impact of the Company’s restructuring initiatives on plan benefits (see Note 3 to the Consolidated Financial Statements). In the prior year, the Company recognized expense of $2.5 million and $34.5 million for the three and nine months ended August 24, 2003, respectively, including a net curtailment gain of $11.9 million recorded in the third quarter of 2003. Approximately $1.5 million and $31.5 million were included in selling general and administrative expenses, and approximately $1.0 million and $3.0 million were included in cost of goods sold, for the three and nine months ended August 24, 2003, respectively.

The events resulting in the net curtailment gains for the current year are discussed below.

•	Termination of employees in connection with the 2003-2004 U.S. organizational changes resulted in the Company’s recognition of a net curtailment gain of $3.4 million and $22.9 million for the three and nine months ended August 29, 2004, respectively.

•	Termination of employees in connection with the 2003 North America plant closures resulted in the Company’s recognition of a net curtailment gain of $3.1 million during the first quarter of fiscal 2004.

•	On February 3, 2004, the Company amended one of its postretirement benefit plans to change the benefit coverage for certain employees and retired participants. These plan changes are effective for eligible employees and retired participants in fiscal year 2004. Some current and all new employees will not be eligible for medical coverage as a result of the plan changes. The plan amendment also limits the amount that the Company will contribute for medical coverage and prescription drug coverage for retirees. The plan amendment resulted in a net curtailment gain of $1.2 million during the first quarter of fiscal 2004.

As a result of the employee terminations and the amendment to the postretirement benefit plan, the Company’s postretirement plans benefit obligation was reduced to $344.9 million as of August 29, 2004, from $743.8 million as of November 30, 2003. Additionally, these actions resulted in an increase in the negative unrecognized prior service cost to $421.5 million as of August 29, 2004, from $108.7 million as of November 30, 2003. This negative unrecognized prior service cost represents the decreased benefits and obligations that were based on service previously rendered by employees, and is being amortized over 10.2 years, which represents the average years of future service to expected retirement age.

The following table summarizes the changes in the benefit obligation and plan assets of the Company’s postretirement benefit plans in accordance with SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pension.” The benefit obligation represents the actuarial present value of the Company’s postretirement medical benefits attributed to employee service.

	Postretirement Benefits
	August 29, 2004	November 30, 2003
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$743,829	$761,923
Service cost	1,153	6,396
Interest cost	20,364	49,658
Plan participants’ contributions	4,401	4,073
Plan amendments	(376,441)	(106,412)
Actuarial (gain) loss	(13,096)	62,667
Net curtailment (gain) loss	(1,713)	86
Special termination benefits	—	15,297
Benefits paid	(33,597)	(49,859)

Benefit obligation at end of period	$344,900	$743,829

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	29,196	45,786
Plan participants’ contributions	4,401	4,073
Benefits paid	(33,597)	(49,859)

Fair value of plan assets at end of period	—	—

Funded status	(344,900)	(743,829)
Unrecognized actuarial loss	226,233	256,119
Unrecognized prior service cost	(421,464)	(108,714)

Net amount recognized	$(540,131)	$(596,424)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost short-term	$(41,418)	$(41,416)
Accrued benefit cost long-term	(498,713)	(555,008)

Total accrued benefit cost	$(540,131)	$(596,424)

Weighted-average assumptions:
Discount rate	6.5%	6.3%

For postretirement benefits measurement purpose, a 14.0% and 7.0% annual rate of increase in the per capita cost of covered health care and Medicare Part B benefits, respectively, were assumed for 2003-2004, declining gradually to 5% by the year 2011-2012 and remaining at those rates thereafter.

Employee Benefit Plan Liability Balances

The long-term liability balance for the Company’s pension plans was $231.3 million and $250.8 million as of August 29, 2004 and November 30, 2003, respectively. The short-term pension liability was $14.6 million and $4.5 million as of August 29, 2004 and November 30, 2003, respectively, and is recorded in “Accrued salaries, wages and employee benefits.” The long-term liability balance for the Company’s postretirement benefit plans was $498.7 million and $555.0 million as of August 29, 2004 and November 30, 2003, respectively. The short-term liability balance for postretirement benefit plans was $41.4 million as of both August 29, 2004 and November 30, 2003, respectively, and is recorded in “Accrued salaries, wages and employee benefits.”

NOTE 12: COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 29, 2004	August 24, 2003	August 29, 2004	August 24, 2003
	(Dollars in Thousands)
Net income (loss)	$46,565	$(4,313)	$49,821	$(104,194)

Other comprehensive income (loss):
Net investment hedge gains (losses)	540	8,165	1,289	(9,935)
Foreign currency translation gains (losses)	(965)	(5,067)	(1,353)	10,396
Change in minimum pension liability	—	1,512	15,858	(1,512)

Total other comprehensive income (loss)	(425)	4,610	15,794	(1,051)

Total comprehensive income (loss)	$46,140	$297	$65,615	$(105,245)

The following is a summary of the components of accumulated other comprehensive loss balances, net of income taxes:

	August 29, 2004	November 30, 2003
	(Dollars in Thousands)
Net investment hedge gains	$5,275	$3,986
Foreign currency translation losses	(13,920)	(12,567)
Additional minimum pension liability	(73,096)	(88,954)

Accumulated other comprehensive loss, net of income taxes	$(81,741)	$(97,535)

The decrease in the Company’s minimum pension liability for the nine months ended August 29, 2004 results primarily from an increase in the discount rate used to determine the benefit obligation, from 6.25% in 2003 to 6.5% in 2004. Other factors contributing to the decrease were an increase in the fair value of the plan assets and the impact of the Company’s headcount reductions on the benefit obligation calculation.

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

The presentation below presents operating income (loss) rather than earnings contribution as shown in prior period presentations. Management has determined that this presentation more accurately reflects current management internal analyses and decision-making and provides a more useful comparison to the consolidated statements of operations. Operating income (loss) differs from earnings contribution primarily due to the inclusion in operating income (loss) of licensing income and restructuring charges, net of reversals. The Company evaluates performance and allocates resources based on regional operating income (loss), excluding restructuring charges, net of reversals, and excluding depreciation and amortization. Business segment information for the Company is as follows:

	North America	Europe	Asia Pacific	All Other	Consolidated
	(Dollars in Thousands)
Three Months Ended August 29, 2004:
Net sales	$630,855	$238,015	$125,756	$—	$994,626
Depreciation and amortization	1,032	4,226	1,289	8,563	15,110
Restructuring charges, net of reversals	—	—	—	28,117	28,117
Operating income	164,040	43,747	21,770	(100,909)	128,648
Interest expense	—	—	—	64,252	64,252
Other (income), net	—	—	—	10	10
Income before income taxes	—	—	—	—	64,386
Three Months Ended August 24, 2003:
Net sales	$745,928	$230,906	$106,914	$—	$1,083,748
Depreciation and amortization	1,755	4,190	1,222	9,455	16,622
Restructuring charges, net of reversals	—	—	—	2,610	2,610
Operating income	102,949	21,226	12,950	53,461	190,586
Interest expense	—	—	—	65,524	62,524
Other (income), net	—	—	—	(3,125)	(3,125)
Income before income taxes	—	—	—	—	131,187
Nine Months Ended August 29, 2004:
Net sales	$1,735,480	$759,977	$420,306	$—	$2,915,763
Depreciation and amortization	4,218	11,005	3,998	26,016	45,237
Restructuring charges, net of reversals	—	—	—	108,158	108,158
Operating income	376,425	130,086	84,457	(324,145)	266,823
Interest expense	—	—	—	197,687	197,687
Other expense, net	—	—	—	2,458	2,458
Income before income taxes	—	—	—	—	66,678
Nine Months Ended August 24, 2003:
Net sales	$1,813,966	$741,803	$337,034	$—	$2,892,803
Depreciation and amortization	5,104	13,142	4,260	25,392	47,898
Restructuring charges, net of reversals	—	—	—	(5,776)	(5,776)
Operating income	253,589	84,432	52,432	(71,225)	319,228
Interest expense	—	—	—	185,549	185,549
Other expense, net	—	—	—	51,673	51,673
Loss before income taxes	—	—	—	—	82,006

NOTE 14: SUBSEQUENT EVENT

Amendments to Employee Benefit Plans

On October 6, 2004, the Company’s board of directors approved the following amendments to its U.S. employee benefit plans:

Home Office Pension Plan (“HOPP”).

•	Participation Freeze. Effective November 29, 2004, the Company’s HOPP will no longer permit new participants.

•	Benefit Freeze. The HOPP benefit formula is currently based on a participant’s years of benefit service and final average compensation (over a number of years). Effective November 29, 2004, all participants in the HOPP will cease to earn service for purposes of accruing additional retirement benefits. In addition, except for certain participants (described below), the HOPP will not consider any compensation earned after November 28, 2004 for purposes of calculating a participant’s final average compensation.

•	Exception for “Transition Group.” Participants who are at least age 50 and have at least 10 years of service as of November 28, 2004 will be allowed to continue to receive credit for compensation after that date for purposes of calculating their final average compensation.

Employee Investment Plan.

•	New Plan Name. Effective November 29, 2004, the name of the Company’s Employee Investment Plan in the U.S. will be changed to the “Employee Savings and Investment Plan” (“ESIP”) of Levi Strauss & Co.

•	New Matching Formula. Currently, the Company makes a matching contribution on behalf of each participant in the ESIP in the amount of 20% of the participant’s 401(k) contributions up to 10% of the participant’s eligible compensation. Effective November 29, 2004, the matching contribution formula will be increased so that the Company will match 100% of a participant’s contributions up to 7.5% of eligible compensation.

•	Eliminate “Variable” Matching Contributions. Currently, the Employee Investment Plan provides that the Company will make an additional matching contribution if the Annual Incentive Plan is funded at or above 100%. Effective November 29, 2004, the Company will eliminate the variable matching contribution.

•	Profit Sharing Contribution. Effective November 29, 2004, the amended terms of the ESIP permits the Company to make a profit sharing contribution on behalf of ESIP participants who are employed on the payroll processing date for such contribution, or whose employment was terminated before such date due to layoff or retirement, in an amount up to 2 1/2% of pay. The level of profit sharing contribution shall be determined based on the extent to which the Company exceeds performance targets. Participants will no longer have the option to receive the profit sharing contribution directly in cash. Rather, the profit sharing contribution must go into the participant’s ESIP account.

Deferred Compensation Plan for Executives and Outside Directors.

Effective January 1, 2005, ESIP participants will be allowed to elect to make salary deferral contributions for amounts that could not be contributed under the ESIP due to plan limitations. The Company will match those contributions at the same rate as set forth above under the ESIP.

Termination of Capital Accumulation Plan (“CAP”).

Currently, highly paid participants in the ESIP are permitted to make after-tax contributions into the CAP for amounts that could not be contributed to the ESIP due to plan limitations. The Company then matches a portion of the CAP contributions. The CAP will be terminated, effective November 29, 2004. After that date, highly paid ESIP participants may make excess deferral contributions, effective January 1, 2005, under the Deferred Compensation Plan for Executives and Outside Directors.

The Company is currently assessing the impact that these employee benefit plan amendments will have on its consolidated financial statements and results of operations.

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

Our net sales for the three and nine months ended August 29, 2004 were $994.6 million and $2.9 billion, respectively. Net sales for these periods by region were as follows:

•	net sales for our North America, Europe and Asia Pacific regions for the three months ended August 29, 2004 were $630.9 million, $238.0 million and $125.8 million, respectively, representing 63.4%, 23.9% and 12.7% of our net sales;

•	net sales for our North America, Europe and Asia Pacific regions for the nine months ended August 29, 2004 were $1.7 billion, $760.0 million and $420.3 million, respectively, representing 59.5%, 26.1% and 14.4% of our net sales;

Our net sales for the three and nine months ended August 29, 2004 by brand were as follows:

•	sales of Levi’s® brand products were $684.0 million and $2.0 billion, respectively, representing approximately 68.8% and 69.2% of our net sales;

•	sales of Dockers® brand products were $206.2 million and $603.9 million, respectively, representing approximately 20.7% and 20.7% of our net sales; and

•	sales of Levi Strauss Signature™ brand products were $104.4 million and $294.6 million, respectively, representing approximately 10.5% and 10.1% of our net sales.

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

Our business is organized into three geographic regions. The following tables provide employee headcount, net sales and operating income for those regions:

			Three Months Ended August 29, 2004
					Region Net Sales by Brand
Region and Geographies	Number of Employees at November 30, 2003 (approx.)	Number of Employees at August 29, 2004 (approx.)	Region Net Sales (millions)	% of total Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	Operating Income (Loss) (millions)
North America (U.S., Canada and Mexico)	5,870	3,163	$630,855	63.4%	57.0%	28.4%	14.6%	$164,040
Europe	4,725	3,535	238,015	23.9%	87.0%	9.6%	3.4%	43,747
Asia Pacific (Asia Pacific, Middle East, Africa and South America)	1,420	2,544	125,756	12.7%	93.3%	3.4%	3.3%	21,770
Corporate	285	214	—	—	—	—	—	(100,909)

Total	12,300	9,456	$994,626	100.0%	68.8%	20.7%	10.5%	$128,648

			Nine Months Ended August 29, 2004
					Region Net Sales by Brand
Region and Geographies	Number of Employees at November 30, 2003 (approx.)	Number of Employees at August 29, 2004 (approx.)	Region Net Sales (millions)	% of total Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	Operating Income (Loss) (millions)
North America (U.S., Canada and Mexico)	5,870	3,163	$1,735,480	59.5%	55.3%	29.7%	15.0%	$376,425
Europe	4,725	3,535	759,977	26.1%	87.5%	9.5%	3.0%	130,086
Asia Pacific (Asia Pacific, Middle East, Africa and South America)	1,420	2,544	420,306	14.4%	93.5%	3.7%	2.8%	84,457
Corporate	285	214	—	—	—	—	—	(324,145)

Total	12,300	9,456	$2,915,763	100.0%	69.2%	20.7%	10.1%	$266,823

The information in the tables above reflect the transfer, effective at the beginning of fiscal 2004, from the Europe and the North America regions to the Asia Pacific region, of management responsibility for our Middle East, Africa and South America businesses. For more information, see Note 13 to the Consolidated Financial Statements.

Our Business and Organization. Our results for the three months ended August 29, 2004, reflect the continued implementation of various initiatives resulting from our analysis of our business strategies, plans and operations, with a goal of taking complexity and cost out of the organization:

•	We commenced the process of closing our owned and operated manufacturing plant in Adelaide, Australia and our two sewing plants in Spain. These actions reflect our continuing transition from self-manufacturing to outsourced contract production.

•	We continued streamlining our organization by eliminating staff and open positions. The number of individuals employed by us decreased in the first nine months of the year by 2,844, or 23%, from approximately 12,300 as of November 30, 2003 to 9,456 as of August 29, 2004. These figures do not reflect headcount reductions we expect from the closure of our plants in Australia and Spain.

•	We continue to benefit from the rationalization of our product lines to reduce complexity and risk and to sharpen the focus of our product assortments at retail. This product rationalization includes improving or exiting unprofitable or underperforming products and licensing other areas that are not in our core competency, including Levi’s® men’s and women’s tops and certain kids products in the U.S., and Dockers® women’s tops and boys segments.

•	We continue to reduce our inventory balance through disposing of excess and obsolete inventory and transitioning from cut-make-trim manufacturing to full package production, thereby reducing our raw material and work-in-process inventory ownership. We are focused on improving our forecasting to avoid generating excess and obsolete inventory

Our Results. We focused in the first nine months of the year on execution against our key priorities for 2004: stabilizing sales and improving profitability; reducing costs and increasing cash flow; and executing changes in our U.S. and European organizations, our global supply chain organization and our go-to-market process to reduce the time it takes to get new products to market. Results of operations for the three and nine months are summarized as follows:

•	Our consolidated net sales for the three months ended August 29, 2004 decreased 10.2% as compared to the same period in the prior year on a constant currency basis, primarily as a result of the impact of the substantial Levi Strauss Signature™ launch volume shipped in the third quarter of 2003 when we filled retail fixtures in approximately 3,000 Wal-Mart stores. The impact of our product rationalization efforts, including decisions to license certain products and discontinue underperforming categories in our Levi’s® and Dockers® brands in the U.S. and Europe, also contributed to the net sales decline. This was partially offset by sales growth of 11.5% on a constant currency basis in our Asia Pacific region.

•	Our consolidated net sales for the nine months ended August 29, 2004 decreased 3.1% as compared to the same period in the prior year on a constant currency basis, primarily as a result of the factors noted above. In addition, our decision to reduce sales of our U.S. Levi’s® brand product to the warehouse club channels and the impact of wholesale price reductions taken in 2003 in our U.S. Levi’s® and U.S. Dockers® brands also contributed to the net sales decline. This was partially offset by sales growth of 16.0% on a constant currency basis in our Asia Pacific region.

•	Our gross profit increased 14.9% and 11.0% for the three and nine months ended August 29, 2004, respectively, as compared to the same periods in the prior year. Gross margin increased 9.2 percentage points and 4.0 percentage points, respectively. The gross profit improvement was driven by lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shift of production to lower cost sources. Other factors contributing to the improvement included the translation impact of stronger foreign currency, sales growth in our Asia Pacific region, the continued roll-out of the Levi Strauss Signature™ brand, a higher proportion of premium priced products in Europe and Asia, a higher proportion of first quality sales in our core channels of distribution combined with lower returns and sales allowances in the U.S., and lower inventory markdowns.

•	Our selling, general and administrative expenses decreased 12.5% and 10.8% for the three and nine months ended August 29, 2004, respectively, as compared to the same periods in the prior year. The decreases were driven primarily by decreased advertising spending, lower salaries and wages and the recognition of net curtailment gains in 2004 for our post retirement plans, resulting from the impact of our restructuring initiatives and an amendment to our post-retirement plan for certain employees and retired participants.

•	We recorded long-term incentive compensation expense of $10.7 million and $37.1 million for the three and nine months ended August 29, 2004, respectively, as compared to net reversals of $129.1 million and $139.3 million, respectively, for the same periods in the prior year. The net reversals recorded in 2003 were attributable to the reversal of long-term incentive compensation plan accruals as a result of lower than expected payouts under the plan in place in 2003 due to changes in our forecasted financial performance.

•	We recorded restructuring charges, net of reversals, of $28.1 million and $108.2 million for the three and nine months ended August 29, 2004, respectively, as a result of activities associated with our reorganization initiatives, including the closing of our manufacturing plants in North America, Spain and Australia, our organizational changes in the U.S. and Europe, and our indefinite suspension of a worldwide enterprise resource planning system installation.

•	Our operating income decreased 32.5% and 16.4% for the three and nine months ended August 29, 2004, respectively. The decreases were driven primarily by the reversal in fiscal 2003 of long-term incentive compensation plan accruals and increased restructuring charges in 2004, partially offset by increased gross profit and lower selling, general and administrative expenses.

•	Our income tax expense decreased 86.8% and 90.9% for the three and nine months ended August 29, 2004, respectively. The decreases were driven primarily by our recording in fiscal 2003 of substantial tax valuation allowances against our deferred tax assets.

•	We had net income of $46.6 million for the three months ended August 29, 2004, compared to a net loss of $4.3 million in the same period in 2003. We had net income of $49.8 million for the nine months ended August 29, 2004, compared to a net loss of $104.2 million in the same period in 2003. The increases in both periods were due primarily to higher gross profit, lower selling, general and administrative expenses, and lower income tax expense, partially offset by the impact of the prior year reversal of long-term incentive compensation plan accruals and increased restructuring charges in the current year.

•	Our debt, net of cash, was $2.0 billion as of August 29, 2004 and $2.1 billion as of November 30, 2003.

Our Decision to Explore the Sale of Our Dockers® Business. On May 11, 2004, we announced that we are exploring the sale of our worldwide Dockers® casual clothing business and have retained Citigroup Global Markets, Inc. to assist us with the potential sale. We are exploring the sale of the Dockers® business because we believe a sale would help us substantially reduce our debt, improve our capital structure and focus our resources on growing our Levi’s® brand and Levi Strauss Signature™ brand businesses.

Amendments to Our Credit Agreements. In August 2004, we obtained amendments to our senior secured term loan and senior secured revolving credit facility. The amendments primarily provide for the lenders’ consent to the sale, provided that the sale proceeds result in a reduction in our net debt of at least 30%. The amendments also provide us greater flexibility to apply the sale proceeds to reduce our currently outstanding debt, as well as make other changes to the financial, operational and certain other covenants in our senior secured revolving credit facility and senior secured term loan. See Note 5 to our Consolidated Financial Statements for a more detailed discussion of the amendments.

Our Liquidity. As of October 10, 2004, our total availability under our amended senior secured revolving credit facility was approximately $390.4 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $245.2 million. In addition, we had liquid short-term investments in the U.S. totaling approximately $317.0 million, resulting in a net liquidity position (availability and liquid short-term investments) of $562.2 million in the U.S. See Note 5 to the Consolidated Financial Statements.

Results of Operations

Three and Nine Months Ended August 29, 2004 as Compared to Same Periods in 2003

The following tables summarize, for the periods indicated, items in our unaudited consolidated statements of operations, the changes in such items from 2003 to 2004 and such items expressed as a percentage of net sales (amounts may not total due to rounding).

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	August 29, 2004	August 24, 2003	$ Increase (Decrease)	% Increase (Decrease)	August 29, 2004 % of Net Sales	August 24, 2003 % of Net Sales
Net sales	$994,626	$1,083,748	$(89,122)	(8.2)%	100.0%	100.0%
Cost of goods sold	538,179	686,487	(148,308)	(21.6)%	54.1%	63.3%

Gross profit	456,447	397,261	59,186	14.9%	45.9%	36.7%
Selling, general and administrative expenses	300,540	343,472	(42,932)	(12.5)%	30.2%	31.7%
Long-term incentive compensation plan expense (reversal)	10,735	(129,127)	139,862	108.3%	1.1%	(11.9)%
Other operating income	(11,593)	(10,280)	(1,313)	12.8%	(1.2)%	(0.9)%
Restructuring charges, net of reversals	28,117	2,610	25,507	977.3%	2.8%	0.2%

Operating income	128,648	190,586	(61,938)	(32.5)%	12.9%	17.6%
Interest expense	64,252	62,524	1,728	2.8%	6.5%	5.8%
Other expense (income), net	10	(3,125)	3,135	(100.3)%	(0.0)%	(0.3)%

Income (loss) before taxes	64,386	131,187	(66,801)	(50.9)%	6.5%	12.1%
Income tax expense	17,821	135,500	(117,679)	(86.8)%	1.8%	12.5%

Net income (loss)	$46,565	$(4,313)	$50,878	1,179.6%	4.7%	(0.4)%

	Nine Months Ended			Nine Months Ended
(Dollars in Thousands)	August 29, 2004	August 24, 2003	$ Increase (Decrease)	% Increase (Decrease)	August 29, 2004 % of Net Sales	August 24, 2003 % of Net Sales
Net sales	$2,915,763	$2,892,803	$22,960	0.8%	100.0%	100.0%
Cost of goods sold	1,638,377	1,742,194	(103,817)	(6.0)%	56.2%	60.2%

Gross profit	1,277,386	1,150,609	126,777	11.0%	43.8%	39.8%
Selling, general and administrative expenses	894,965	1,003,767	(108,802)	(10.8)%	30.7%	34.7%
Long-term incentive compensation plan expense (reversal)	37,066	(139,262)	176,328	126.6%	1.3%	(4.8)%
Other operating income	(29,626)	(27,348)	(2,278)	8.3%	(1.0)%	(0.9)%
Restructuring charges, net of reversals	108,158	(5,776)	113,934	1,972.5%	3.7%	(0.2)%

Operating income	266,823	319,228	(52,405)	(16.4)%	9.2%	11.0%
Interest expense	197,687	185,549	12,138	6.5%	6.8%	6.4%
Other expense, net	2,458	51,673	(49,215)	(95.2)%	0.1%	1.8%

Income before taxes	66,678	82,006	(15,328)	(18.7)%	2.3%	2.8%
Income tax expense	16,857	186,200	(169,343)	(90.9)%	0.6%	6.4%

Net income (loss)	$49,821	$(104,194)	$154,015	147.8%	1.7%	(3.6)%

Consolidated net sales for the three and nine months ended August 29, 2004 decreased 8.2% and increased 0.8%, respectively, and on a constant currency basis decreased 10.2% and 3.1%, respectively.

The following tables present our net sales for our North America, Europe and Asia Pacific businesses, the changes in these results for the three and nine months ended August 29, 2004 compared to the same periods of 2003, and these results presented as a percentage of net sales.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
North America	$630,855	$745,928	$(115,073)	(15.4)%	(15.3)%
Europe	238,015	230,906	7,109	3.1%	(3.7)%
Asia Pacific	125,756	106,914	18,842	17.6%	11.5%

Total net sales	$994,626	$1,083,748	$(89,122)	(8.2)%	(10.2)%

				% Increase (Decrease)
(Dollars in Thousands)	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
North America	$1,735,480	$1,813,966	$(78,486)	(4.3)%	(4.4)%
Europe	759,977	741,803	18,174	2.4%	(8.5)%
Asia Pacific	420,306	337,034	83,272	24.7%	16.0%

Total net sales	$2,915,763	$2,892,803	$22,960	0.8%	(3.1)%

North America net sales decreased 15.4% and 4.3% for the three and nine months ended August 29, 2004, respectively, and on a constant currency basis decreased 15.3% and 4.4%, respectively.

The following table shows our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results for the three and nine months ended August 29, 2004 compared to the same periods of 2003.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
U.S. Levi’s® brand	$330,357	$366,962	$(36,605)	(10.0)%	N/A
U.S. Dockers® brand	166,839	195,860	(29,021)	(14.8)%	N/A
U.S. Levi Strauss Signature™ brand	87,685	140,430	(52,745)	(37.6)%	N/A
Canada and Mexico	45,974	42,676	3,298	7.7%	9.7%

Total North America net sales	$630,855	$745,928	$(115,073)	(15.4)%	(15.3)%

				% Increase (Decrease)
(Dollars in Thousands)	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
U.S. Levi’s® brand	$882,574	$954,731	$(72,157)	(7.6)%	N/A
U.S. Dockers® brand	480,548	599,697	(119,149)	(19.9)%	N/A
U.S. Levi Strauss Signature™ brand	247,892	152,522	95,370	62.5%	N/A
Canada and Mexico	124,466	107,016	17,450	16.3%	14.5%

Total North America net sales	$1,735,480	$1,813,966	$(78,486)	(4.3)%	(4.4)%

The decrease in North America net sales for the three months ended August 29, 2004 reflected decreases in sales of our Levi’s®, Dockers® and Levi Strauss Signature™ brands in the U.S.  , partially offset by our sales performance in Canada and Mexico. The decrease in North America net sales for the nine months ended August 29, 2004 reflected decreases in sales of our Levi’s® and Dockers® brands in the U.S., partially offset by an increase in sales of our U.S. Levi Strauss Signature™ brand and the sales performance in Canada and Mexico.

The following sections summarizes performance during the three and nine months ended August 29, 2004 of our U.S. brands. In these sections, the tables showing net sales for the Levi’s® and Dockers® brands break out net sales between “Licensed Categories” and “Continuing Categories.” By “categories,” we mean broad product groupings like men’s jeans, women’s tops and men’s jackets.

The “Licensed Categories” line shows our net sales attributable to product categories that we marketed and sold ourselves during the relevant period for which we have also entered into licensing agreements as of August 29, 2004. In some cases our sales of products in these categories may have stopped between the current and prior year period; in other cases, we had sales during the current period but our sales will stop in the coming months as the licensee takes over the category. Royalty payments received from licensees appear in the “Other Operating Income” line item in our statement of operations.

The “Continuing Categories” line shows our net sales for all other product categories and reflects sales of both continuing products within a category, such as 501® jeans for men, as well as those products that we may have replaced or discontinued as part of our ongoing product assortment and rationalization activities.

We believe this presentation is useful to the reader because it shows the impact of product category licensing on our net sales. We present this data for the U.S. Levi’s® and Dockers® brands only because there has been no significant licensing of product categories that we have marketed and sold ourselves in the U.S. Levi Strauss Signature™ brand or in the Europe and Asia Pacific businesses.

Levi’s® Brand. Sales in our U.S. Levi’s® brand for the three months and nine months ended August 29, 2004 decreased 10.0% and 7.6% compared to the same periods in 2003.

(Dollars in Thousands)	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	$ Increase (Decrease)	% Increase (Decrease)
U.S. Levi’s® brand – Continuing categories	$322,522	$341,388	$(18,866)	(5.5)%
U.S. Levi’s® brand – Licensed categories	7,835	25,574	(17,739)	(69.4)%

Total U.S. Levi’s® brand net sales	$330,357	$366,962	$(36,605)	(10.0)%

(Dollars in Thousands)	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003	$ Increase (Decrease)	% Increase (Decrease)
U.S. Levi’s® brand – Continuing categories	$845,535	$890,636	$(45,101)	(5.1)%
U.S. Levi’s® brand – Licensed categories	37,039	64,095	(27,056)	(42.2)%

Total U.S. Levi’s® brand net sales	$882,574	$954,731	$(72,157)	(7.6)%

The decrease in net sales in our U.S. Levi’s® brand for the three months ended August 29, 2004 was driven primarily by our product rationalization efforts and the related decisions to license certain product categories and discontinue underperforming categories. We are focusing the brand on more category competitive and commercial jeanswear product assortments in our core channels of distribution. Our licensing of certain products accounted for approximately $17.7 million of the decline, and lower close-out sales to off-price channels accounted for approximately $12.0 million of the decline. The remaining $6.9 million of the decline is primarily a result of service issues resulting from a convergence of increasing consumer demand, tight supply constraints and operational challenges which we are addressing. A decrease in dilution from gross to net sales resulting from a decrease in product returns, allowances and product transition costs, driven by our product rationalization efforts, partially offset the decline.

The decrease in net sales in our U.S. Levi’s® brand for the nine months ended August 29, 2004 was driven by a $45.3 million decrease resulting from our decision to reduce sales to the warehouse club channels and a decrease in closeout sales and a $27.1 million decrease as a result of our decision to license certain products. The impact of year-over-year wholesale price reductions which commenced in June 2003 also contributed to the decrease. Partially offsetting these factors were an increase in sales of our core continuing product assortments in our main channels of distribution, the elimination of our volume incentive fund program, and lower product returns, allowances and product transition costs.

We are experiencing stronger consumer demand in our largest segments - men’s and young men’s jeans and workwear - and our misses and juniors low-rise, stretch, boot-cut and flare programs. Our boys core jeans and workwear are also performing well at the retail level. We are seeking to drive consumer awareness and demand for our core jeanswear product assortments with our marketing programs. We are continuing our print and national television “A Style for Every Story™” advertising campaign, highlighting our flagship 501® jean and our 569® loose straight jean, and in print, our range of fits for the men’s, women’s and junior’s businesses. Additionally, we have made it a priority to increase the visibility of our Levi’s® brand products at retail, and have introduced new store display programs at our top customers for the back-to-school season.

Dockers® Brand. Sales in our Dockers® brand for the three months and nine months ended August 29, 2004 decreased 14.8% and 19.9%, respectively, compared to the same periods in the prior year.

(Dollars in Thousands)	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	$ Increase (Decrease)	% Increase (Decrease)
U.S. Dockers® brand – Continuing categories	$165,071	$188,197	$(23,126)	(12.3)%
U.S. Dockers® brand –Licensed categories	107	2,352	(2,245)	(95.5)%
U.S. Dockers® brand –Discontinued Slates® pants	1,661	5,311	(3,650)	(68.7)%

Total U.S. Dockers® brand net sales	$166,839	$195,860	$(29,021)	(14.8)%

(Dollars in Thousands)	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003	$ Increase (Decrease)	% Increase (Decrease)
U.S. Dockers® brand – Continuing categories	$470,926	$564,800	$(93,874)	(16.6)%
U.S. Dockers® brand – Licensed categories	2,664	10,976	(8,312)	(75.7)%
U.S. Dockers® brand – Discontinued Slates® pants	6,958	23,921	(16,963)	(70.9)%

Total U.S. Dockers® brand net sales	$480,548	$599,697	$(119,149)	(19.9)%

The decrease in net sales in our U.S. Dockers® brand for the three months ended August 29, 2004 was primarily driven by the substantial sell-off of excess inventory in the third quarter of fiscal 2003 that was not repeated in the current period and the impact of our product rationalization efforts. As a result of improved forecasting and inventory management, we have been able to reduce the level of our excess inventory, which is typically sold at a discount. In conjunction with our product rationalization efforts and our focus on our core product lines, we have commenced licensing certain categories, including our women’s tops and boys categories, which accounted for approximately $2.2 million of the decline. An additional $3.7 million of the decline results from our decision to discontinue our Slates® pants category. The impact of year-over-year wholesale price reductions also contributed to the decrease.

The decrease in net sales for the nine months ended August 29, 2004 was driven by the product line exits discussed above, product fulfillment issues that we experienced during our spring selling season and lower other quality volume. Net sales for the period were also impacted by our decision to reduce our shorts business, and a decrease in our premium pants business. The impact of year-over-year wholesale price reductions also contributed to the decrease.

During the fourth quarter we will continue to promote our ProStyle™ and Individual Fit™ Original Khaki programs on television. We resumed radio advertising in February 2004, followed by a television campaign beginning in March 2004. For the fall season, we introduced our new Never Iron™ Cotton khaki pants, engineered with a specially designed fabric and finish that we believe allows the pants to come out of the dryer with a dry-cleaned look. This product will be promoted primarily through newspaper and magazine advertising. In woven shirts, we have launched a new technology that minimizes perspiration stains. We have branded this performance benefit as Perspiration Guard™ and had an exclusive launch of the technology for fall 2004. In our women’s line, our fall 2004 focus is on the new Metro Pant that features the Individual Fit™ Waistband and Stain Defender™ finish in a stretch fabrication. This product is featured in our fall national print campaign for Dockers® for Women.

Levi Strauss Signature™ Brand. Sales in our U.S. Levi Strauss Signature™ brand for the three months ended August 29, 2004 decreased $52.7 million as compared to the same period in the prior year. This decrease reflects the impact of the substantial volume shipped in the third quarter of 2003 when we filled retail fixtures in approximately 3,000 Wal-Mart stores for the initial launch of the brand. This retail fixture fill represented approximately $65 million of net sales during the period. During the third quarter of 2004, we expanded our penetration in the value channel by completing our launches into Meijer, ShopKo and Pamida stores. Our summer and back to school fashion programs performed well, and sales of our core 5-pocket long bottom jeanswear remain solid.

Sales in our U.S. Levi Strauss Signature™ brand for the for the nine months ended August 29, 2004 increased $95.4 million as compared to the same period in the prior year. This increase reflects the benefit of our presence in over 3,000 Wal-Mart stores during the period, and our launch into approximately 1,200 Target stores in the first quarter of 2004 and our launch into Meijer, ShopKo and Pamida stores in the second and third quarters of 2004.

We continue to focus on driving consumer awareness of the Levi Strauss Signature™ brand through our promotional strategies, including our sponsorship of NASCAR and Jimmie Johnson, a leading NASCAR driver, and our Levi Strauss Signature™ “Fit Pit” program. We are also continuing our print media campaign in fashion and racing themed magazines. We believe working these promotional strategies are successfully increasing consumer awareness. We have also expanded our men’s business by partnering with Target stores to build an enhanced retail presentation of our men’s denim products. In the fourth quarter we will commence shipping to approximately 225 Kmart stores for a November/Holiday launch.

Europe net sales increased 3.1% and 2.4% for the three and nine months ended August 29, 2004, respectively, and on a constant currency basis decreased 3.7% and 8.5 % for the same periods, respectively .

The following tables show our net sales in our Europe region broken out for our brands, including changes in these results for the three and nine months ended August 30, 2004 compared to the same periods of 2003.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
Europe Levi’s® brand	$207,069	$205,156	$1,913	0.9%	(5.8)%
Europe Dockers® brand	22,770	25,750	(2,980)	(11.6)%	(16.7)%
Europe Levi Strauss Signature™ brand	8,176	—	8,176	N/A	N/A

Total Europe net sales	$238,015	$230,906	$7,109	3.1%	(3.7)%

				% Increase (Decrease)
(Dollars in Thousands)	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
Europe Levi’s® brand	$664,983	$663,357	$1,626	0.2%	(10.4)%
Europe Dockers® brand	72,162	78,446	(6,284)	(8.0)%	(18.3)%
Europe Levi Strauss Signature™ brand	22,832	—	22,832	N/A	N/A

Total Europe net sales	$759,977	$741,803	$18,174	2.4%	(8.5)%

The sales decreases in the Levi’s® brand on a constant currency basis for the three and nine months ended August 29, 2004 were driven externally by weak market and retail conditions and internally by poor customer service performance. We are focusing our efforts on addressing our customer service problem. The sales decline was primarily in our men’s segment, with the largest decreases occurring in Spain, France, Germany and the Benelux. Our businesses in Italy and the United Kingdom reported sales increases. We are repositioning our European Levi’s® business with a new brand architecture and premium price positioning. This repositioning is being supported with an upgraded product offering, including a new collection in the Red Tab™ products for Fall 2004 and a 501® jeans advertising campaign. The advertising campaign, which includes cinema, television, print, digital and outdoor advertising, commenced in September 2004 and will run throughout the fourth quarter. This campaign represents our first advertising for 501® jeans in Europe since 1996.

The sales decreases in the Dockers® brand in the three and nine months ended August 29, 2004 were driven by a weak retail replenishment business due to soft consumer demand. Poor customer service performance, including low order fulfillment rates, has also been an issue for our Dockers® business in Europe. All countries except Germany and Italy reported sales declines. We are focusing our efforts to address the customer service problem and improve our performance in the region.

The Levi Strauss Signature™ brand is performing well in the launch markets of France, Germany and the U.K. The brand is sold in mass channel customers such as Carrefour in France, ASDA in the U.K. and Wal-Mart in Germany. We intend to focus on establishing a strong presence in these markets before expanding the brand across other countries of Europe.

Asia Pacific net sales increased 17.6% and 24.7% for the three and nine months ended August 29, 2004, respectively, and on a constant currency basis increased 11.5% and 16.0% for the same periods, respectively.

The following tables show our net sales in our Asia Pacific region broken out for our brands, including changes in these results for the three and nine months ended August 24, 2004 compared to the same periods of 2003.

				% Increase (Decrease)
(Dollars in Thousands)	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
Asia Pacific Levi’s® brand	$117,355	$101,122	$16,233	16.1%	9.9%
Asia Pacific Dockers® brand	4,247	4,701	(454)	(9.7)%	(10.7)%
Asia Pacific Levi Strauss Signature™ brand	4,154	1,091	3,063	280.8%	252.3%

Total Asia Pacific net sales	$125,756	$106,914	$18,842	17.6%	11.5%

				% Increase (Decrease)
(Dollars in Thousands)	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003	$ Increase (Decrease)	Reported	Constant Currency
Asia Pacific Levi’s® brand	$393,318	$322,009	$71,309	22.1%	13.6%
Asia Pacific Dockers® brand	15,428	13,934	1,494	10.7%	8.4%
Asia Pacific Levi Strauss Signature™ brand	11,560	1,091	10,469	959.6%	824.9%

Total Asia Pacific net sales	$420,306	$337,034	$83,272	24.7%	16.0%

Our Asia Pacific region realized an 11.5% increase in net sales on a constant currency basis for the three months ended August 29, 2004 as compared to the same period in the prior year. This performance reflects a continuation of the growth trend established over the first half of the year. Increases were achieved across most countries in the region, with the exception of Australia, which was impacted by a soft retail market. South Korea, our fastest growing market in the region, continued to achieve strong growth, up 40.0% from the same period in the prior year on a constant currency basis. Japan, the largest market in Asia Pacific with 47.6% of regional net sales for the three months ended August 29, 2004, reported a 15.2% increase in net sales during the period on a constant currency basis.

The increases in the Asia Pacific region for the three and nine months ended August 29, 2004 were driven by a number of factors. Political and social conditions remain relatively stable and most currencies have appreciated against the U.S. dollar. Markets such as Taiwan, Hong Kong, Singapore, China, and to a lesser extent Japan and South Korea, have avoided a repeat of the SARS and Avian flu crises which seriously impacted retail last year. Sales of high margin premium products have increased, driven by new fits and finishes and upgraded retail concepts. Within the Levi’s® super premium segment, Red Loop™ products sold well, and the Type 1™ Jeans and Levi’s® Engineered™ Jeans performed well in South Korea. Levi’s® Lady Style™ products, a new range of upscale women’s products recently introduced to Japan, contributed to our women’s business. The Levi’s® 501® jeans, with the benefit of new fits and finishes and targeted promotional events and advertising, performed well across the region, and our Levi Strauss Signature™ brand, launched in the fourth quarter of 2003, continued to grow as we broadened distribution.

Gross profit increased 14.9% and 11.0% for the three and nine months ended August 29, 2004. Gross margin was 45.9% and 43.8% for the three and nine months ended August 24, 2004, reflecting increases of 9.2 percentage points and 4.0 percentage points, respectively.

Factors that increased our gross profit included the following:

•	lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of production to lower cost sources;

•	improved management of returns, allowances and product transition costs, particularly in the U.S.;

•	lower inventory markdowns due to product rationalization efforts and improved inventory management;

•	sales growth in our Asia Pacific region;

•	increased sales of higher priced products in Europe and Asia; and

•	the translation impact of stronger foreign currencies of approximately $10.3 million and $57.0 million for the three and nine months ended August 29, 2004, respectively.

These factors were partially offset by lower net sales in the U.S. and Europe for our Levi’s® and Dockers® products for the three and nine months ended August 29, 2004, lower net sales in the U.S. for our Levi Strauss Signature™ brand for the three months ended August 29, 2004, and the impact of wholesale price reductions taken principally in mid-2003 on our U.S. Levi’s® and Dockers®® products.

Our gross margin increased primarily due to lower sourcing costs, reflecting the closure of our remaining North America manufacturing plants and the shift of production to lower cost sources, a lower proportion of sales of marked-down obsolete and excess products, particularly in the U.S., and lower returns and sales allowances. The increase was partially offset by the lower gross margin on Levi Strauss Signature™ products.

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

Selling, general and administrative expenses decreased 12.5% and 10.8% in the three and nine months ended August 29, 2004, respectively. As a percentage of net sales, selling, general and administrative expenses were 30.2% and 30.7% in the three and nine months ended August 29, 2004, reflecting decreases of 1.5 and 4.0 percentage points, respectively.

Various factors contributed to the decrease in our selling, general and administrative expenses:

•	Our advertising expense decreased 19.6% to $56.6 million for the three months ended August 29, 2004 and 22.5% to $175.0 million for the nine months ended August 29, 2004 compared to the same periods in 2003. Advertising expense as a percentage of sales was 5.7% and 6.0% in the three and nine months ended August 29, 2004, compared to 6.5% and 7.8% in the same periods in 2003, respectively. The decrease reflected lower media spending in general and our relatively minimal advertising spending for the Levi Strauss Signature™ brand. We are planning to continue campaigns for Levi’s® jeans in the U.S. focused on the back-to school and holiday periods, continued targeted television and other advertising for the Dockers® brand and our European 501® jeans campaign.

•	We had lower salaries and wages due to the impact of our reorganization initiatives.

•	We recognized income of approximately $4.0 million for the three months ended August 29, 2004 related to our postretirement benefit plans, as compared to expense of approximately $13 million for the same period in the prior year. For the nine months ended August 29, 2004, we had expense of $0.1 million as compared to expense of approximately $43 million for the same period in the prior year. In addition, we recognized curtailment gains related to our post-retirement benefit plans of approximately $3.4 million and $27.2 million, for the three and nine months ended August 29, 2004, respectively, as compared to curtailment gain of $11.9 million for same periods in the prior year. These changes result from the impact of our restructuring initiatives and changes in our benefit coverage resulting from an amendment to our postretirement medical plans for certain employees and retired participants.

These decreases were partially offset by the following:

•	We experienced an increase in our annual incentive plan expense in the three and nine month periods ended August 29, 2004 compared to the same periods ended August 24, 2003. We recorded annual incentive plan expense of $15.5 million and $2.4 million for the three months ended August 29, 2004 and August 24, 2003, respectively. We recorded annual incentive plan expense of $42.2 million and $2.3 million for the nine months ended August 29, 2004 and August 24, 2003, respectively.

•	Selling, general and administrative expenses increased by $6.6 million and $37.1 million for the three and nine months ended August 29, 2004, respectively, due to the impact of foreign currency translation.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $53.3 million (5.4% of net sales) and $55.3 million (5.1% of net sales) for the three months ended August 29, 2004 and August 24, 2003, respectively. The decrease is due to several factors including cost reductions at our U.S. third-party distribution centers and start up costs that were incurred in the third quarter of 2003 associated with our initial shipments of Levi Strauss Signature™ products in the U.S. Distribution expenses totaled $158.6 million (5.4% of net sales) and $152.6 million (5.3% of net sales) for the nine months ended August 29, 2004 and August 24, 2003, respectively. The increase in these expenses primarily reflect costs incurred in the first quarter of 2004 to streamline our product distribution activities in Europe, partially offset by the cost savings realized in the nine months ended August 29, 2004.

Long-term incentive compensation expense was $10.7 million and $37.1 million for the three and nine months ended August 29, 2004, respectively, as compared to reversals of $129.1 million and $139.3 million for the same periods in the prior year.

The substantial difference between 2004 and 2003 is due to the fact that our 2003 results reflect a substantial reversal of long-term incentive compensation plan accruals as a result of lower than expected payouts under our long-term incentive compensation plan in 2003 due to changes in our financial performance.

Other operating income increased 12.8% and 8.3% for the three and nine months ended August 29, 2004 as compared to the same period in the prior year.

Other operating income is primarily comprised of royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by licensees. For the three and nine months ended August 29, 2004, royalty income increased $1.3 and $2.3 million as compared to the same periods in the prior year, which was primarily attributable to an increase in the number of licensees, and increased sales by licensees of accessories, sportswear, and home products, partially offset by decreased sales by licensees of footwear, and the termination of a licensee in Europe.

Restructuring charges, net of reversals, were $28.1 million and $108.2 million for the three and nine months ended August 29, 2004, as compared to charges of $2.6 million and reversals of $5.8 million, respectively for the same periods in the prior year.

For the three and nine months ended August 29, 2004, we recorded restructuring charges, net of reversals, of $28.1 million and $108.2 million, respectively. The net charges include reversals of $0.8 million and $5.8 million for the three and nine months ended August 29, 2004, respectively, as a result of changes in our estimates for our 2003 organizational changes in Europe, our 2003 North America plant closures and our 2002 U.S. plant closures. Our restructuring charges for the nine months ended August 29, 2004 included the following activities:

•	In 2004, we commenced the process of closing our two owned and operated manufacturing plants in Spain, which will result in the displacement of approximately 450 employees. During the three and nine months ended August 29, 2004 we recorded charges of approximately $16.1 million and $26.5 million related to severance and other restructuring costs for this initiative.

•	In 2004, we commenced the process of closing our owned and operated manufacturing plant in Adelaide, South Australia, which will result in the displacement of approximately 85 employees. We recorded an initial charge of approximately $2.5 million in the third quarter related primarily to severance and related benefits for this action based upon an existing benefit arrangement.

•	In 2004, we indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use. We recorded a charge of approximately $42.8 million during fiscal 2004 related to this initiative. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.6 million for other restructuring costs, primarily non-cancelable project contractual commitments, and $33.4 million for the write-off of capitalized project costs. In August 2004, we decided to implement a new enterprise resource planning system for our Asia Pacific region. This decision will likely result in the utilization of certain assets, primarily comprised of software and licenses with an original cost of approximately $4 to $5 million, that we had previously written off in the first quarter of 2004 due to the indefinite suspension of the worldwide initiative.

•	In 2003, we made organizational changes in our U.S. business intended to reduce the time it takes from initial product concept to placement on the retailer’s shelf and to reduce costs. In 2004, we further reduced resources associated with our corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in our U.S. human resources function. For the three and nine months ended August 29, 2004, we recorded charges of $0.1 million and $9.2 million, respectively, for additional severance and benefits and other restructuring costs related to these initiatives.

•	In 2003, we decided to close our remaining manufacturing and finishing operations in the U.S. and Canada. For the three and nine months ended August 29, 2004, we recorded charges, net of reversals, of $2.0 million and $9.4 million, respectively, of additional severance, benefits, facility closure costs and asset write-offs.

•	In 2003, we made organizational changes in our European business intended to consolidate and streamline operations in our Brussels headquarters. In 2004, we commenced additional reorganization actions to further streamline our European operations. For the three and nine months ended August 29, 2004, we recorded charges of $6.6 million and $9.3 million, respectively, for additional severance and benefits and legal fees associated with severance negotiations, and reversals of $0.4 million and $2.0 million, respectively, associated with lower than anticipated severance and employee benefits.

Operating income decreased 32.5% and 16.4% for the three and nine months ended August 29, 2004. Operating margin was 12.9% and 9.2%, reflecting a decrease of 4.7 and 1.8 percentage points for the three and nine months ended August 29, 2004, respectively.

The following tables show our operating income broken out by region, the changes in results for the three and nine months ended August 29, 2004, compared to the same periods in 2003 and these results presented as a percentage of net sales:

(Dollars in Thousands)	Three Months Ended August 29, 2004	% of Region’s Net Sales	Three Months Ended August 24, 2003	% of Region’s Net Sales	$ Increase (Decrease)	% Increase (Decrease)
Region
North America	$164,040	26.0%	$102,949	13.8%	$61,091	59.3%
Europe	43,747	18.4%	21,226	9.2%	22,521	106.1%
Asia Pacific	21,770	17.3%	12,950	12.1%	8,820	68.1%

Subtotal	229,557	23.1%	137,125	12.7%	92,432	67.4%
Corporate	(100,909)	(10.1)%	53,461	4.9%	(154,370)	288.8%

Total operating income	$128,648	12.9%	$190,586	17.6%	$(61,938)	(32.5)%

(Dollars in Thousands)	Nine Months Ended August 29, 2004	% of Region’s Net Sales	Nine Months Ended August 25, 2003	% of Region’s Net Sales	$ Increase (Decrease)	% Increase (Decrease)
Region
North America	$376,425	21.7%	$253,589	14.0%	$122,836	48.4%
Europe	130,086	17.1%	84,432	11.4%	45,654	54.1%
Asia Pacific	84,457	20.1%	52,432	15.6%	32,025	61.1%

Subtotal	590,968	20.3%	390,453	13.5%	200,515	51.4%
Corporate	(324,145)	(11.1)%	(71,225)	(2.5)%	(252,920)	(355.1)%

Total operating income	$266,823	9.2%	$319,228	11.0%	$(52,405)	(16.4)%

For the three and nine months ended August 29, 2004, higher regional operating income was more than offset by higher corporate expenses. The increase in corporate expenses is attributed primarily to the reversal in fiscal 2003 of previously recorded long-term incentive plan accruals due to lower expected payouts under our long-term incentive compensation plans and restructuring charges.

Regional Summaries. The following summarizes the changes in operating income by region:

•	North America. The increase in operating income was primarily attributable to lower returns, allowances and transition costs in the U.S., lower sales of marked-down obsolete and excess products and lower inventory markdowns. It was also attributable to lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of contractor production to lower cost countries, and lower selling, general and administrative expenses. The increase was partially offset by lower volumes in our U.S. Levi’s® and Dockers® brands for the three and nine months ended August 29, 2004 and lower net sales for the Levi Strauss Signature™ brand for the three months ended August 29, 2004.

•	Europe. The increase in operating income was primarily attributable to a greater proportion of higher priced products and lower sourcing costs resulting from various cost reduction initiatives, including utilization of lower cost sourcing locations and more effective negotiations with suppliers. Also contributing to the increase was impact of stronger foreign currencies. Partially offsetting these factors were lower volumes in our Levi’s® and Dockers® brands.

•	Asia Pacific. The increase in operating income was driven by higher volume, better product mix within the super premium and premium segments, and stronger margins resulting from sourcing initiatives. The region incurred increased selling, general and administrative expenses to drive sales growth, but these expenses decreased as a percentage of revenue.

Corporate Expense. We reflect restructuring charges, net of reversals, long-term incentive compensation plan costs, annual incentive compensation plan costs for corporate employees, U.S. depreciation and amortization, and corporate staff costs, in corporate expense. The increases in total corporate expense of $156.0 million and $254.5 million for the three and nine months ended August 29, 2004, respectively, were primarily attributable to our recording in the 2003 periods reversals of previously recorded incentive plan accruals due to lower expected payouts under our long-term incentive compensation plans. Also contributing to higher corporate expense were restructuring charges, net of reversals, and expenses associated with our annual incentive compensation plan. These items were partially offset by a decrease in other corporate expense. Other corporate expense decreased primarily as a result of cost controls and lower expenses related to our employee benefit plans and lower salaries.

The following table summarizes significant components of corporate expense:

(Dollars in Thousands)	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003
Restructuring charges, net of reversals	$28,118	$2,610	$108,158	$(5,776)
Annual incentive plan – corporate employees	3,593	203	11,604	(3,375)
Long-term incentive plan compensation expense (reversal)	10,734	(129,127)	37,066	(139,262)
Postretirement benefit plan net curtailment gain	(3,424)	(11,928)	(27,195)	(11,928)
Depreciation and amortization	8,563	9,455	26,016	25,392
Other corporate expense	53,325	75,326	168,496	206,174

Total corporate expense (benefit)	$100,909	$(53,461)	$324,145	$71,225

Interest expense increased 2.8% and 6.5% for the three and nine months ended August 29, 2004.

Interest expense for the three months ended August 29, 2004 increased 2.8% to $64.3 million compared to $62.5 million for the same period in 2003. Interest expense for the nine months ended August 29, 2004 increased 6.5% to $197.7 million compared to $185.5 million for the same period in 2003. The higher interest expense was primarily due to higher effective interest rates in 2004, partially offset by lower average debt balances.

The weighted average interest rate on average borrowings outstanding during the three months ended August 29, 2004 and August 24, 2003, including the amortization of debt issuance costs and interest rate swap cancellations, was 10.54% and 9.92%, respectively. The weighted average interest rate on average borrowings outstanding during the nine months ended August 29, 2004 and August 24, 2003, including the amortization of capitalized bank fees and interest rate swap cancellations, was 10.61% and 9.94%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Other expense, net, for three and nine months ending August 29, 2004 was expense of $0.1 million and expense of $2.5 million, respectively, compared to income of $3.1 million and expense of $51.7 million for the same periods in 2003.

The following table summarizes significant components of other expense, net:

	Three Months Ended August 29, 2004	Three Months Ended August 24, 2003	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003
	(Dollars in Thousands)
Foreign exchange management contract losses (gains)	$2,095	$(7,895)	$17,151	$49,420
Foreign currency transaction losses (gains)	1,281	6,595	(10,816)	(6,040)
Interest income	(1,139)	(1,567)	(2,224)	(4,227)
(Gain) loss on disposal of assets	476	(384)	(612)	(879)
Loss on early extinguishment of debt	—	831	—	15,226
Other	(2,703)	(705)	(1,041)	(1,827)

Total	$10	$(3,125)	$2,458	$51,673

We use foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in other expense, net. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in other expense, net. The decrease in foreign exchange management contract losses, from $49.4 million to $17.2 million for the nine months ended August 24, 2003 and August 29, 2004, respectively, is due to changes in outstanding exposures under management and changes in foreign currency exchange rates.

Foreign currency transactions are transactions denominated in a currency other than the recording entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. For the three months ended August 29, 2004 and August 24, 2003, the net losses of $1.3 million and $6.6 million, respectively, and for the nine months ended August 29, 2004 and August 24, 2003, the net gains of $10.8 million and $6.0 million, respectively, were caused by remeasurement of foreign currency denominated balances at the exchange rates existing at the balance sheet dates.

The decrease in interest income for the three months ended August 29, 2004 was primarily due to lower interest income recorded by our international affiliates, partially offset by higher interest income in the U.S. as a result of a higher average cash investment balance in 2004. The decrease in interest income for the nine months ended August 29, 2004 was primarily due to lower effective interest rates. We also incurred a loss on early extinguishment of debt in 2003 relating to our January 2003 refinancing and our repurchases of our 6.80% notes.

Income tax expense was $17.8 million for the three months ended August 29, 2004, compared to $135.5 million for the same period in 2003. Income tax expense was $16.9 million for the nine months ended August 29, 2004, compared to $186.2 million for the same period in 2003.

We provide for income taxes on an interim basis based upon our estimate of our annual effective tax rate. The estimated annual effective tax rate for 2004 is 35.9% and is based on current full-year forecasts of income or losses, as adjusted by the following:

•	projected tax losses in 2004 in certain state and foreign jurisdictions, which we believe should not be benefited due to uncertainty about our ability to use the resulting loss carry forwards before expiration;

•	the tax cost associated with our anticipated deduction of foreign taxes rather than claiming a credit due to uncertainty about our ability to utilize foreign tax credits before expiration; and

•	a benefit associated with a projected decrease in our U.S. federal deferred income tax liabilities relating to expected future repatriations of unremitted earnings in foreign affiliates.

The effective tax rate for the nine months ended August 29, 2004 is 25.3%, and differs from the estimated annual effective tax rate of 35.9% due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized and certain period costs. In accordance with FASB Interpretation No. 18, we adjust our annual estimated effective tax rate of 35.9% to eliminate the impact of these foreign losses. The annual effective tax rate that was estimated at May 30, 2004 was (215.1%). Our projection of the annual effective tax rate changed during the three months ended August 29, 2004 due primarily to changes in estimated annual pre-tax earnings for domestic and foreign affiliates.

During the three months ended August 29, 2004, we increased our accrual for contingent tax losses by approximately $3 million. The increase is a net of various federal, state, and foreign tax adjustments, the most significant of which involves the availability of foreign tax credits in prior years. We believe that our accrued tax liabilities are adequate to cover our domestic and foreign tax loss contingencies. During this period we also accrued approximately $6.2 million relating to the reconciliation of the our 2003 tax provision to our 2003 U.S. Federal corporate income tax return. The projection of taxable income relied upon in connection with the preparation of our 2003 financial statements was refined and corrected during the preparation of our 2003 income tax return which was filed on August 16, 2004. The net impact of the reconciliation of taxable income was an increase to our income tax expense of approximately $6.2 million which was recorded during the three month period ended August 29, 2004.

Our prior year income tax expense for the three and nine months ended August 24, 2003 included a provision of approximately $223 million related to the recording of additional valuation allowance against our deferred tax assets.

Net income was $46.6 million for the three months ended August 29, 2004 compared to a net loss of $4.3 million in 2003 and net income was $49.8 million for the nine months ended August 29, 2004 compared to a net loss of $104.2 million in 2003.

The increases in net income for the three and nine months ended August 29, 2004 were due primarily to higher gross profit, lower selling general and administrative expense and lower income tax expense, partially offset by the impact of the prior year reversal of long-term incentive compensation and increased restructuring charges in the current year.

Liquidity and Capital Resources

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs, and payments of interest on our debt, payments of taxes and payments for U.S. pension and postretirement health benefit plans. We expect to have the following additional cash requirements in fiscal year 2004 and 2005:

Selected Cash Requirements	Paid in nine months ended August 29, 2004	Projected for remaining three months of 2004	Total projected for 2004	Projected for nine months of fiscal 2005	Projected for twelve months ended August 2005
	(Dollars in Millions)
Restructuring activities	$102	$53	$155	$44	$97
Interest	199	35	234	197	232
Federal, foreign and state taxes (net of refunds) (1)	36	45	81	119	164
Postretirement health benefit plans	29	12	41	29	41
Capital expenditures (2)	10	15	25	31	46
U.S. pension plans	—	9	9	—	9

Total selected cash requirements	$376	$169	$545	$420	$589

(1)	The increase in our projected cash requirements for income taxes over the next twelve months is primarily driven by our estimate of the timing of payments related to tax and interest related to our efforts to resolve certain tax issues with various federal, state, and foreign tax authorities.

(2)	The increase in our projected cash requirements for capital expenditures reflects estimates related to spending on the ERP project in Asia Pacific and other spending over the next twelve months.

Our key sources of cash include operating income and borrowing availability under our senior secured revolving credit facility. We expect additional working capital improvements, in the form of reduced raw materials and work-in-process inventories, from our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package sourcing. We believe we will have adequate liquidity to operate our business and that we will be in compliance with our financial covenants during the next twelve months.

Cash and Cash Equivalents; Available Borrowing Capacity

Available Liquidity. As of August 29, 2004, total cash and cash equivalents was $286.2 million, an $82.3 million increase from the $203.9 million cash balance reported as of November 30, 2003. The increase was primarily due to lower levels of inventory, higher gross profits and lower cash operating expenses, partially offset by higher interest payments and payments for our restructuring initiatives. Net available borrowing capacity under our revolving credit facility was approximately $275.0 million as of August 29, 2004. This gave us available liquidity resources of approximately $561.2 million.

Revolving Credit Facility. As of August 29, 2004, our calculated availability of $420.6 million under our senior secured revolving credit facility was reduced by $145.6 million of letters of credit and miscellaneous reserves allocated under our senior secured revolving credit facility, yielding a net availability of $275.0 million. Included in the $145.6 million of letters of credit and miscellaneous reserves at August 29, 2004 were $15.5 million trade letters of credit, $21.5 million miscellaneous reserves and $108.6 million of stand-by letters of credit with various international banks, of which $83.9 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds.

Debt Principal, Capital and Operating Lease Payments

Debt Principal Payments

Under the August 2004 amendment to the term loan, if the Dockers® sale has not been consummated on or prior to June 30, 2005, the maturity date of the term loan will be August 1, 2006 if the Company has not refinanced, repaid or otherwise set aside funds to repay the 2006 notes by May 1, 2006, or will be October 15, 2007 if the Company has met the 2006 refinancing condition by May 1, 2006, but has not refinanced, repaid or otherwise set aside funds to repay the 2008 notes by July 15, 2007. If the Dockers® sale has been consummated on or prior to June 30, 2005, the maturity date of the term loan will be September 29, 2009, regardless of whether or not the Company has met the 2006 notes refinancing condition by May 1, 2006 or whether or not the Company has met the 2008 notes refinancing condition by July 15, 2007.

The table below sets forth, as of August 29, 2004, the required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, giving effect to the scenarios assuming no Dockers® sale:

	Principal Payments As of August 29, 2004
	(Dollars in Thousands)
Fiscal Year	Assuming no Dockers® sale and 2006 notes refinancing condition not met	Assuming no Dockers® sale, 2006 notes refinancing condition met, but 2008 refinancing condition not met
2004 (remaining three months (1)	$21,729	$21,729
2005(2)	61,203	61,203
2006(3)	939,000	454,000
2007	—	485,000
2008	528,494	528,494
Thereafter	754,136	754,136

Total	$2,304,562	$2,304,562

(1)	Includes required payments of $1.3 million and $2.1 million under the senior secured term loan and customer service center equipment financing, respectively. Also includes payments relating to short-term borrowings of $18.3 million.

(2)	Includes required payments of $5.0 million and $55.9 million under the senior secured term loan and customer service center equipment financing, respectively.
(3)	If we do not sell the Dockers® business and do not meet the 2006 refinancing condition, our senior secured term loan will mature in 2006, and, coupled with the scheduled maturity of our unsecured 7.00% notes due November 1, 2006, we will have to repay or otherwise satisfy approximately $939.0 million of debt in fiscal 2006. If we do not sell the Dockers® business but meet the 2006 refinancing condition, we will have to repay or otherwise satisfy approximately $450.0 million on the 7.00% notes due November 1, 2006.

Capital and Operating Lease Payments

Our minimum capital and operating lease payments for facilities, office space and equipment as of November 30, 2003 for the next five fiscal years and thereafter are as follows:

Fiscal Year	Minimum Operating Lease Payments as of 11/30/03	Minimum Capital Lease Payments as of 11/30/03
2004 (remaining three months)	$69,143	$452
2005	63,678	1,652
2006	60,608	1,582
2007	54,725	1,438
2008	50,806	1,355
Thereafter	139,974	1,046

Total	$438,934	$7,525

Restructuring and Benefit Plan Payments

Restructuring Charges. We expect to make net cash payments of approximately $155 million in 2004, including approximately $102 million made during the nine months ended August 29, 2004, in respect of plant closures, organizational changes, the enterprise resource planning system suspension and other restructuring activities. We will continue to explore additional ways to further reduce our cost structure, create cash flow and enhance our capital structure.

Postretirement Health Benefits. We maintain two plans that provide postretirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund postretirement benefits as claims and premiums are paid. We amended these plans in August 2003 and February 2004 to change the benefits coverage for certain employees and retired participants. During the three and nine months ended August 29, 2004, we recognized income of $7.4 million and $27.1 million, respectively, related to our post retirement benefit plans, including net curtailment gains of $3.4 million and $27.2 million, respectively. These amounts were reflected in our selling, general and administrative expenses in 2004, and result from the impact of our restructuring initiatives on plan benefits. In the prior year, we recognized expense of $2.5 million and $34.5 million for the three and nine months ended August 24, 2003, respectively, including a net curtailment gain of $11.9 million we recorded in the third quarter of 2003. Approximately $1.5 million and $31.5 million were included in our selling general and administrative expenses, and approximately $1.0 million and $3.0 million were included our in cost of goods sold, for the three and nine months ended August 24, 2003, respectively. The amendments resulted in a reduction in our benefit obligation from $743.8 million as of November 30, 2003 to $344.9 million as of August 29, 2004. The postretirement medical benefits liability on our balance sheet does not reflect the magnitude of this reduction in obligation, as such a reduction must be amortized over the remaining service life of our employee base, which is approximately ten years. We made cash contributions to the plan of approximately $29 million in the first nine months of 2004. We anticipate that our total 2004 cash payments will be approximately $41 million, and that our total cash payments for the five year period 2004 through 2008 will be approximately $200 million. While our cash payments are not expected to be materially reduced over the next five years as a result of the plan amendments, we anticipate lower levels of cash payouts longer term as the impact of eligibility changes and annual payment limits begin to reduce our ongoing cash obligations.

Pension Plans. We have numerous noncontributory pension plans covering substantially all of our employees. Our pension plan assets are principally invested in equity securities and fixed income securities. During the three and nine months ended August 29, 2004, we recognized expense of $4.8 million and $16.4 million, respectively, related to our pension plans. In the prior year, we recognized expense of $7.0 million and $20.7 million for the three and nine months ended August 24, 2003, respectively. We expect to make pre-tax contributions of approximately $140 million to our pension plans in 2004 to 2008, including expected payments of approximately $9 million in 2004, none of which was paid during the first nine months of 2004. Our expectations reflect lower market interest rates in recent years, which have resulted in both an increase in present value of the future pension benefits and a decrease in our return assumptions for pension assets. In addition, our expectations for these future payments reflect our anticipation of adoption by the U.S. Department of Labor of a new mortality table. These expected payments are not in addition to the pension expense recorded for the applicable year and are based on estimates and are subject to change.

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

Cash Flows

The following table summarizes, for the nine months ended August 29, 2004, selected items in our consolidated statements of cash flows:

(Dollars in Thousands)	Nine Months Ended August 29, 2004	Nine Months Ended August 24, 2003
		0
Cash Provided By (Used For ) Operating Activities	$102,747	$(418,381)
Cash Used For Investing Activities	(2,650)	(61,733)
Cash (Used For) Provided By Financing Activities	(17,865)	433,049
Cash and Cash Equivalents	286,194	50,677

Cash provided by operating activities was $102.7 million for the nine months ended August 29, 2004 compared to cash used for operating activities of $418.4 million for the same period in 2003.

The increase in cash provided by operating activities was primarily due to the following factors:

•	During the nine months ended August 29, 2004, gross profit increased by $126.8 million compared to the same period in 2003.

•	During the nine months ended August 29, 2004, we disbursed $35.6 million for income tax payments compared to $166.4 million for the same period last year.

•	During the nine months ended August 29, 2004, cash inflow provided by the decrease in inventories was $133.6 million, due primarily to improved working capital management in North America, including our product rationalization efforts and our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package manufacturing. The inventory reduction in North America was partially offset by higher inventories in Asia Pacific and Europe, reflecting higher volume in the case of Asia Pacific. During the nine months ended August 24, 2003, cash outflow from the increase of inventories was $198.9 million, due primarily to the increase in Levi Strauss Signature™ inventories prior to our launch into Wal-Mart stores in the third quarter of fiscal 2003.

•	During the nine months ended August 29, 2004, we disbursed approximately $10 million under our annual incentive plan and made no payments under the long-term incentive plan. During the same period in 2003, we paid out approximately $100 million under the annual and long-term incentive plans.

Interest payments of $198.8 million and restructuring payments of $102.2 million during the nine months ended August 29, 2004, compared to $158.9 million and $41.1 million, respectively, for the same period in the prior year, partly offset these factors.

Cash used for investing activities was $2.7 million for the nine months ended August 29, 2004 compared to $61.7 million for the same period in 2003.

The decrease resulted primarily from reduced investments in information technology systems, due in part to our decision to indefinitely suspend the installation of a worldwide enterprise resource planning system, and lower realized losses on net investment hedges, partially offset by lower proceeds from sale of property, plant and equipment.

Cash used for financing activities was $17.9 million for the nine months ended August 29, 2004 compared to cash provided by financing activities of $433.0 million for the same period in 2003.

Cash used for financing activities primarily reflected required payments on our customer service center equipment financing and term loan in addition to repayments on short-term borrowings. Cash provided by financing activities for the nine months ended August 24, 2003 was $433.0 million, primarily due to our issuance in December 2002 and January 2003 of our 12.25% senior unsecured notes due 2012 and our entry in January 2003 into a new senior secured credit facility, which we replaced in September 2003.

Other Sources of Financing

We are a privately held corporation and consequently the public equity markets are not readily accessible to us as a source of funds. Historically, we have primarily relied on cash flow from operations, borrowings under our credit facilities, issuances of notes and other forms of debt financing to fund our operations. Our operations and liquidity have been adversely affected in the last several years by numerous business developments, which were exacerbated by significant competitive and industry changes and adverse economic conditions. These challenges and conditions have negatively impacted our cash flow and made it difficult for us to reduce our debt.

Financial Condition

We had cash and cash equivalents of $286.2 million as of August 29, 2004, as compared to $203.9 million as of November 30, 2003. Debt was $2.3 billion as of August 29, 2004, virtually unchanged from November 30, 2003. The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

On August 13, 2004, we entered into a fourth amendment to our senior secured revolving credit facility. On August 30, 2004, we entered into an amendment to our senior secured term loan. The amendments primarily provide for the lenders’ consent to our sale of our Dockers® business, provided that the sale proceeds result in a reduction in our net debt of at least 30%. In addition, while the amendment requires us to apply an amount equal to the net proceeds from the sale of the Dockers® business toward the prepayment, repurchase, or other satisfaction of our debt prior to its scheduled maturity, we may exclude an amount up to $100 million of such proceeds and may also choose which debt is to be early satisfied. Further, the term loan previously provided us with only a limited ability to voluntarily prepay the term loan prior to March 31, 2007. The amendment now permits us to prepay the term loan at any time, subject to the payment of certain make-whole premiums if it is prepaid at certain times. The amendment also provides for changes to the financial, operational and certain other covenants in our revolving credit facility and term loan. In connection with the amendment to our term loan, the term loan covenant was replaced by a consolidated senior secured leverage ratio covenant. Our revolving credit facility contains a consolidated fixed charge coverage ratio covenant. As of August 29, 2004, we were not required to perform the calculation for the revolving credit agreement covenant and we were in compliance with both the prior term loan covenant and the new consolidated senior secured leverage ratio.

For more information regarding the amendments to our senior secured term loan and senior secured revolving credit facility, see Note 5 to the Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

We summarize our critical accounting policies below.

Revenue recognition. We recognize revenue on sale of product when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized when the sale is recorded net of an allowance for estimated returns, discounts and retailer promotions and incentives.

We recognize allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. Allowances principally relate to U.S. operations and primarily reflect price discounts, non-volume-based incentives and other returns and discounts. We estimate non-volume-based allowances by considering customer and product-specific circumstances and commitments, as well as historical customer claim rates. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances.

Inventory valuation. We value inventories at the lower of cost or market value. Inventory costs are based on standard costs on a first-in first-out basis, which are updated periodically and supported by actual cost data. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. We consider various factors, including estimated quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

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

For initiatives commenced after December 31, 2002, we recorded restructuring reserves in compliance with Statement of Financial Accounting Standards No. (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. We record other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with the relevant union representatives or plans adopted by us that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

Income tax assets and liabilities. In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. We record deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to estimated realizable amounts. We utilize forecasts of future taxable income in assessing the adequacy of its valuation allowances. The likelihood of a material change in our expected realization of these assets is dependent on estimated assessments of future taxable income and ability to use foreign tax credit carry forwards, carry backs and net operating losses; U.S. and foreign tax settlements; the effectiveness of tax planning strategies in the various relevant jurisdictions; and other factors. We are also subject to examination of income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes. Changes in our valuation of our deferred tax assets or changes in the necessary reserve balances could impact our annual effective income tax rate.

Derivative and foreign exchange management activities. We recognize all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models and reflect assumptions about currency fluctuations based on current market conditions. The fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. We actively manage foreign currency exposures on an economic basis, using forecasts to develop exposure positions to protect the U.S. dollar value of cash flows.

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other expense, net” in the Statements of Operations. As a result, net income may be subject to volatility. The derivative instruments that do qualify for hedge accounting currently hedge our net investment position in its subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that do qualify for hedge accounting are recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

Employee benefits

Pension and Postretirement Benefits. We have several non-contributory defined benefit retirement plans covering substantially all employees. We also provide certain health care benefits for employees who meet age, participation and length of service requirements at retirement. In addition, we sponsor other retirement plans for our foreign employees in accordance with local government programs and requirements. We retain the right to amend, curtail or discontinue any aspect of the plans at any time. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance.

We account for our U.S. and certain foreign defined benefit pension plans and our postretirement benefit plans using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our retirement plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations, as well as in accordance with our credit agreements.

Net pension income or expense is determined using assumptions as of the beginning of each fiscal year. These assumptions are established at the end of the prior fiscal year and include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models.

Employee Incentive Compensation. We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. Provisions for employee incentive compensation are recorded in accrued salaries, wages and employee benefits and long-term employee related benefits. Changes in the liabilities for these incentive plans correlate with our financial results and projected future financial performance and could have a material impact on our consolidated financial statements and on future financial performance.

New Accounting Standards

In May 2004, the Financial Accounting Standards Board issued Staff Position 106-2 (“FAS 106-2) providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). We adopted the provisions of FAS 106-2 during the three months ended August 29, 2004. We recorded the effects of the subsidy in measuring our net periodic postretirement benefit cost for the three months ended August 29, 2004. This resulted in a reduction in our accumulated postretirement benefit obligation (“APBO”) for the subsidy related to benefits attributed to past service of $21.4 million. The subsidy resulted in a reduction in our current period net periodic postretirement benefit costs for the three months ended August 29, 2004 of $0.8 million. We have not incurred a reduction in current gross benefit payments and expect to receive subsidy payments beginning in the fiscal year ending November 30, 2006 (see Note 11 to the Consolidated Financial Statements).

Amended Agreement with Alvarez & Marsal, Inc.

On May 18, 2004, we amended our December 2003 engagement agreement with Alvarez & Marsal, Inc. Under the amended agreement, we agreed to pay Alvarez & Marsal, Inc., in addition to regular compensation for its services, a cash bonus of $1.5 million as an incentive for them to complete successfully their work in assisting us in implementing cost reduction actions and in respect of James P. Fogarty’s role as our Chief Financial Officer. We paid $500,000 of this minimum bonus in June 2004 and will pay an additional $500,000 in each of October 2004 and February 2005. In addition, we agreed to pay Alvarez & Marsal, Inc. an additional incentive bonus of $1.0 million, payable in February 2005 upon our achievement of certain financial performance, financial reporting and control and planning activities. As of August 29, 2004, we have accrued approximately $0.8 million related to the minimum bonus, and the remaining amounts payable for this minimum bonus will be accrued ratably through February 2005.

FORWARD-LOOKING STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes forward-looking statements about:

•	sales of LS&CO. brand products;

•	customer service performance in Europe;

•	working capital and finished goods inventory management;

•	facility closures;

•	indemnification arrangements;

•	product line rationalization and its impact;

•	inventory investment and sourcing practices;

•	liquidity and compliance with the financial covenants in our credit agreements;

•	the potential sale of the Dockers® business;

•	interest payments;

•	capital expenditures;

•	income tax audit settlements and payments;

•	deferred tax assets and other tax items;

•	restructuring charges and related expenses;

•	employee pension and postretirement health benefit plan contributions;

•	performance by counterparties to foreign exchange contracts;

•	changes in our tax and controller’s function, staffing and practices; and

•	other matters.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. When used in this document, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

These forward-looking statements are subject to risks and uncertainties including, without limitation:

•	risks related to the sale of the Dockers® business, including employee retention and ongoing performance;

•	changing domestic and international retail environments;

•	lack of denim garment contract manufacturing capacity;

•	ongoing price and other competitive pressures in the apparel industry;

•	changes in the level of consumer spending or preferences in apparel;

•	dependence on key distribution channels, customers and suppliers;

•	changing fashion trends;

•	risks related to the impact of consumer and customer reactions to new products;

•	our ability to utilize our tax credits and net operating loss carry forwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of potential future cost reduction and restructuring activities;

•	the effectiveness of our promotion and incentive programs with retailers;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	trade restrictions and tariffs;

•	political or financial instability in countries where our products are manufactured; and

•	other risks detailed in our annual report on Form 10-K for the year ended November 30, 2003 and other filings with the Securities and Exchange Commission.

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

Foreign Exchange Risk

We manage foreign currency exposures primarily to protect the U.S. dollar value of cash flows. We attempt to take a long-term view of managing exposures on an economic basis, using forecasts to develop exposure positions and engaging in active management of those exposures with the objective of protecting future cash flows and mitigating risks. To manage the volatility relating to these exposures, we evaluate them on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, we enter into various derivative transactions in accordance with our currency risk management policies, aimed at covering the spot risk at inception of the exposure. We do not currently manage the timing mismatch derived from forecasted exposures and their corresponding hedges. In 2003, we defined as part of our foreign currency risk management policy an open position ratio limit. The open position ratio is a measurement of the relationship between the notional amount of the hedging instrument and the hedged item. Our foreign exchange policy allows a maximum open position ratio of 25%. At August 29, 2004, our open position ratio was 11.0%, while the maximum open position ratio during the quarter was 21.0%.

For more information about market risk, see Notes 7 and 8 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

As of August 29, 2004, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

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

The letters included the following:

•	Our auditors stated that, in the course of reviewing our third quarter financial statements for fiscal 2003, they noted certain amounts had been adjusted to the quarter’s effective tax rate due to errors relating to our tax returns for the years 1998 and 1999. The letters stated that although our tax department noted the double deduction errors, we incorrectly recorded the effect of such errors as an adjustment to fiscal 2003 third quarter’s tax rate, thereby treating the correction as a change in estimate rather than a correction of an error to our financial statements for 2001.

•	Our auditors noted that our procedures for evaluating and assessing the accounting impact depend on the various individuals in the process to critically analyze transactions affecting the accounting records for their accounting propriety. In this situation, the auditors said that members of both the tax department and the global controller’s group were aware of the nature of the tax reporting errors, but did not identify the proper accounting treatment. The auditors stated that they consider these oversights to be failures in our controls for preventing or detecting misstatements of accounting information. In relation to this matter, the auditors stated that a material error would have gone undetected in the fiscal year ended November 30, 2003 financial statements.

•	The auditors recommend that our global controller’s group, the corporate controller and the chief financial officer increase their involvement in the review and disclosure of tax items as they relate to the application of generally accepted accounting principles (GAAP). They also recommended that we appoint individuals in the tax department and controller’s group with sufficient expertise in tax GAAP issues. The auditors noted their understanding that we are currently considering numerous alternatives in both departments that will address those recommendations.

•	During the completion of their audit of our financial statements for the year ended November 20, 2003, which occurred principally during the mid-December 2003 through February 2004 period, our auditors noted our corporate controller’s group, corporate controller and chief financial officer had increased their involvement in the review and disclosure of tax items. They also noted that we had engaged our outside advisors on a more comprehensive basis. Our auditors stated that these interim measures temporarily addressed their concern over the material weakness in controls reported to our Audit Committee.

In response to the matters described in these communications from our independent auditors, we have taken actions to address these issues, including actions described in our Annual Report on Form 10-K, and these additional actions:

•	we have hired a new vice president to lead our global tax department, who has significant expertise in U.S. and international tax accounting and related SEC reporting and disclosures;

•	we have hired a new tax director, who has significant SEC reporting and tax GAAP experience, and who will be responsible for our tax accruals, disclosures and income tax return preparation;

•	we have reorganized our corporate controllers department to simplify our structure and reinforce accounting oversight, and have appointed a new assistant corporate controller, upgrading our technical accounting skills in this department;

•	we have established an external financial reporting group, a new function, in the corporate controllers department, and have hired a new senior director for this function who has significant experience in U.S. GAAP and SEC reporting and disclosures;

•	we have hired individuals for key management-level positions in our corporate controller’s and tax groups who have significant U.S. GAAP and tax experience;

•	our corporate controller’s group and our tax department are focused on communicating more effectively with an increased concentration on the financial reporting aspects of tax items;

•	we have retained outside experts on tax accounting to train and develop personnel in our tax and corporate controller’s groups; and

•	we have instituted a quarterly trial balance review in which our chief financial officer, controller and other senior finance leaders engage in a detailed review of the financial statements for each of our businesses and functional areas.

We believe these actions will strengthen our internal control over financial reporting and address the material weakness identified by our independent auditors.

Based on the controls evaluation, as of August 29, 2004, we have concluded that our disclosure controls and procedures are designed to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management to allow timely decisions regarding required disclosure. As noted above, subsequent to August 29, 2004, we continue to evaluate our control environment and we are continuing to consider additional steps to strengthen these controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Wrongful Termination Litigation. During the nine months ended August 29, 2004 and since the end of the period, there have been two developments in the wrongful termination litigation brought against us in California state court and other tribunals by two former employees of our tax department:

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

On July 15, 2004, we filed a motion to dismiss this action. The hearing date on this motion is scheduled for October 15, 2004.

Other Litigation. In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Amendments to Employee Benefit Plans

On October 6, 2004, our board of directors approved the following amendments to our U.S. employee benefit plans:

Home Office Pension Plan (“HOPP”).

•	Participation Freeze. Effective November 29, 2004, our HOPP will no longer permit new participants.

•	Benefit Freeze. The HOPP benefit formula is currently based on a participant’s years of benefit service and final average compensation (over a number of years). Effective November 29, 2004, all participants in the HOPP will cease to earn service for purposes of accruing additional retirement benefits. In addition, except for certain participants (described below), the HOPP will not consider any compensation earned after November 28, 2004 for purposes of calculating a participant’s final average compensation.

•	Exception for “Transition Group.” Participants who are at least age 50 and have at least 10 years of service as of November 28, 2004 will be allowed to continue to receive credit for compensation after that date for purposes of calculating their final average compensation.

Employee Investment Plan.

•	New Plan Name. Effective November 29, 2004, the name of our Employee Investment Plan in the U.S. will be changed to the “Employee Savings and Investment Plan” (“ESIP”) of Levi Strauss & Co.

•	New Matching Formula. Currently, we make a matching contribution on behalf of each participant in the ESIP in the amount of 20% of the participant’s 401(k) contributions up to 10% of the participant’s eligible compensation. Effective November 29, 2004, the matching contribution formula will be increased so that we will match 100% of a participant’s contributions up to 7 1/2% of eligible compensation.

•	Eliminate “Variable” Matching Contributions. Currently, the Employee Investment Plan provides that we will make an additional matching contribution if the Annual Incentive Plan is funded at or above 100%. Effective November 29, 2004, we will eliminate the variable matching contribution.

•	Profit Sharing Contribution. Effective November 29, 2004, the amended terms of the ESIP permits us to make a profit sharing contribution on behalf of ESIP participants who are employed on the payroll processing date for such contribution, or whose employment was terminated before such date due to layoff or retirement, in an amount up to 2½% of pay. The level of profit sharing contribution shall be determined based on the extent to which we exceed performance targets. Participants will no longer have the option to receive the profit sharing contribution directly in cash. Rather, the profit sharing contribution must go into the participant’s ESIP account.

Deferred Compensation Plan for Executives and Outside Directors.

Effective January 1, 2005, ESIP participants will be allowed to elect to make salary deferral contributions for amounts that could not be contributed under the ESIP due to plan limitations. We will match those contributions at the same rate as set forth above under the ESIP.

Termination of Capital Accumulation Plan (“CAP”).

Currently, highly paid participants in the ESIP are permitted to make after-tax contributions into the CAP for amounts that could not be contributed to the ESIP due to plan limitations. We then match a portion of the CAP contributions. The CAP will be terminated, effective November 29, 2004. After that date, highly paid ESIP participants may make excess deferral contributions, effective January 1, 2005, under the Deferred Compensation Plan for Executives and Outside Directors.

We are currently assessing the impact that these employee benefit plan amendments will have on our consolidated financial statements and results of operations.

Item 6. Exhibits and Reports on Form 8-K:

(A) Exhibits:

10.1	Second Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005.

10.2	Fourth Amendment to Home Office Pension Plan of Levi Strauss & Co., effective November 29, 2004.

10.3	Fifth Amendment to Employee Investment Plan of Levi Strauss & Co., to be renamed Employee Savings and Investment Plan of Levi Strauss & Co., effective November 29, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Section 906 certification. Furnished herewith.

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

Current Report on Form 8-K dated July 14, 2004 and furnished under Item 5 of the report and containing a copy of the Company’s press release dated July 14, 2004 titled “Levi Strauss & Co. Names Miriam L. Haas to its Board of Directors”.

Current Report on Form 8-K dated September 1, 2004 and furnished under Items 1.01, 2.05 and 9.05 of the report, disclosing amendments to the Company’s senior secured term loan and senior secured revolving credit facility and the closure of the Company’s manufacturing plant in Adelaide, Australia, and containing copies of the amendments to the senior secured term loan and senior secured revolving credit facility and a copy of the Company’s press release dated August 26, 2004 titled “Levi Strauss Australia to Close Plant in Adelaide.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 12, 2004	LEVI STRAUSS & CO. (Registrant)

	By:	/s/ GARY W. GRELLMAN
Gary W. Grellman
Vice President and Controller (Principal Accounting Officer)