Form 10-K
period 2004-11-28
LEVI STRAUSS & CO
filed 2005-02-17
CIK 94845

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

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

Common Stock $.01 par value — 37,278,238 shares outstanding on February 16, 2005

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 28, 2004

PART I

Item 1. BUSINESS

Overview

We are one of the world’s leading branded apparel companies, with sales in more than 110 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature™ brands. We also license our trademarks in various countries throughout the world for accessories, pants, tops, footwear, home and other products. Pants, including jeans, casual and dress pants, represented approximately 85%, 85% and 86%, respectively, of our total units sold in 2004, 2003 and 2002.

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores and specialty retailers abroad. We also distribute Levi’s® and Dockers® products through independently-owned franchised stores outside the United States and through a small number of company-owned stores located in the United States, Europe and Asia. We distribute our Levi Strauss Signature™ products through mass channel retailers worldwide, including Wal-Mart, Target and Kmart stores in the United States and Carrefour and ASDA-Wal-Mart abroad.

We were founded in San Francisco in 1853. We are a Delaware corporation. Our headquarters is located in San Francisco. Our stock is privately held primarily by descendants of the family of Levi Strauss and is not publicly traded. We conduct our operations in the United States primarily through Levi Strauss & Co. and outside the United States through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co., including our 84% owned subsidiary in Japan and our 51% owned joint venture in Turkey.

Our business is organized into three geographic regions. The following table provides employee headcount as of the end of fiscal year 2004 and 2004 net sales and operating income for those regions and for our corporate functions:

				Region Net Sales by Brand
Region and Geographies(1)	Number of Employees (approx.)	2004 Net Sales (millions)	% of Total 2004 Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	2004 Operating Income (millions)

North America (United States, Canada and Mexico)	3,135	$2,426.5	59.6%	56.6%	28.9%	14.5%	$519.7

Europe	3,070	$1,042.1	25.6%	88.4%	8.9%	2.7%	172.0

Asia Pacific (Asia Pacific, Middle East, Africa and South America)	2,495	$603.9	14.8%	94.2%	3.6%	2.2%	125.3

Corporate expense	150	—	—	—	—	—	(455.9)

Total	8,850	$4,072.5	100.0%	70.2%	20.1%	9.7%	$361.1

(1)	The information in the table above reflects the transfer, effective at the beginning of fiscal 2004, from the Europe and the North America regions to the Asia Pacific region, of management responsibility for our Middle East, Africa and Central and South America businesses. For more information, see Note 18 to our Consolidated Financial Statements.

Our Business Strategy

Our vision is to market the most appealing and widely-worn casual clothing in the world. We focus on the following key business strategies:

Innovate and Lead From the Core

We believe that an integrated presentation of new and innovative products and marketing programs targeted to specific consumer and retail segments is crucial to generating consumer demand, strengthening the core health of our brands and enabling growth from that core. We focus on:

•	updating our core products with market-leading fits, fabrics, finishes and features that draw both on our long heritage of originality in product design and fabrication and on the latest technical and style innovations;

•	continually creating product concepts and innovations that we can market across our channels of distribution to appeal to a wide range of consumers in styles and at prices that meet their expectations; and

•	executing product-focused marketing programs that integrate advertising, packaging and point of purchase communications to help drive brand equity and sales.

Achieve Operational Excellence

We continue to focus relentlessly on improving our cost structure and our operational efficiency. We focus on:

•	streamlining our organization and reducing our costs of doing business throughout the world;

•	reducing product costs by operating a global sourcing network consisting largely of independent contract manufacturers, engaging in continual product value engineering and product line rationalization, and pursuing lower cost raw materials and manufacturing sources that meet our quality and other standards;

•	improving our “go-to-market” process through disciplined planning, refinements reflecting the requirements of specific consumer segments, and clear accountability across our business units around the world; and

•	improving the linkage of product supply to consumer demand through collaborative data-sharing and planning with our retail customers and responsive value-added services.

Foster Strong Retailer Relationships and Improve our Presence at Retail

We distribute our products in a wide variety of retail formats around the world including chain and department stores, mass channel retailers, franchise stores dedicated to our brands and specialty retailers. We must ensure that the economics for our retail customers are attractive, that the right products are available and in stock at retail, and that our products are presented in ways that enhance brand appeal and attract consumers. We focus on:

•	generating attractive economics for our retail customers by providing market-right products and executing effective wholesale pricing, incentive, promotion and service programs;

•	improving our collaborative planning with our retail customers to help customers achieve better product assortment, improved product availability and inventory management, and category growth; and

•	making our products easier to find and easier to buy through retailing formats, integrated advertising, packaging and point of purchase materials such as in-store graphics and fixtures, and other sales-area upgrades.

Sell Where They Shop

We want to sell products to consumers where they shop. To do this, we are making relevant products accessible through multiple channels of distribution at prices that meet consumer expectations. We focus on:

•	identifying and executing additional opportunities to grow our sales in existing channels by selling a broader range of products to our current retail customers, obtaining additional floor space and placing products in existing customer locations not currently featuring our products;

•	opening new dedicated stores in a disciplined manner, primarily through franchisees in Europe and Asia Pacific, and through our own retail stores in the United States; and

•	expanding our Levi Strauss Signature™ brand through mass channel retailers around the world.

We believe that our business strategies are directly aligned with industry dynamics and that we are building the right core capabilities and operating processes to execute these strategies in a manner consistent with our values.

Our Brands and Products

We market a broad range of branded apparel for diverse demographic groups in markets around the world. Through a number of sub-brands and product lines under the Levi’s®, Dockers® and Levi Strauss Signature™ brands, we target specific consumer segments and provide product differentiation for a wide range of retail channels. We focus on creating new, innovative products relevant to our target consumers, as well as ensuring that our core traditional products are updated with new fits, fabrics, finishes and features. We strive to leverage our global brand recognition, product design and marketing capabilities by taking products and design concepts developed in one region and introducing them in other geographic markets. We also license our Levi’s®, Dockers® and Levi Strauss Signature™ trademarks for a variety of products.

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

Our Levi’s® brand features a wide selection of product offerings, including:

•	Levi’s® Red Tab™. These products are the core line of the brand. They encompass a variety of jeans with different fits, fabrics, finishes and details intended to appeal to a broad spectrum of consumers. Our core line is anchored by the classic 501® button-fly jean, the best-selling five-pocket jean in history. We also offer a variety of jean styles designed specifically for women. We distribute our Levi’s® brand products through a wide range of channels and retail formats around the world. Sales of Red Tab™ products represented a large majority of our Levi’s® brand sales in 2004.

•	Levi’s® Silvertab®. These products target 19- to 29-year-olds, offering distinctive fashion jeanswear at affordable prices. We distribute Silvertab® jeans and other products primarily through department and chain stores and Levi’s® Store retail shops in North America.

•	Levi’s® Premium Red Tab™. This line is developed for consumers who prefer our core fits but are looking for enhanced fabric and finish detail. These products are available primarily through image specialty and image department stores in the United States. We also offer premium sub-brands in Asia and Europe.

•	Levi’s® Vintage Clothing. This line showcases our most premium products, offering replicas of our historical products dating back to the 19th century. These premium lines are available through high-end specialty stores and independent retailers in Europe, Asia and the United States.

Sales of men’s, women’s and kids’ products as a percentage of Levi’s® brand sales for the periods indicated were approximately as follows:

	2004				2003
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
Men	71%	74%	76%	73%	71%	76%	78%	74%
Women	23%	26%	24%	24%	20%	24%	22%	21%
Kids	6%	—	—	3%	9%	—	—	5%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Dockers® Brand

We market casual clothing, primarily pants and tops, under the Dockers® brand in more than 50 countries, with the United States generating approximately 79% of total Dockers® brand sales in 2004 and approximately 83% in 2003.

Our Dockers® brand offerings are primarily targeted to men and women ages 25 to 39 and include:

•	Dockers® Brand. These products include a broad range of cotton and cotton blend casual and dress casual pants that are the core lines of the brand, complemented by a variety of tops and seasonal pants products in a range of fits, fabrics, colors, styles and performance features. Our Dockers® proStyle™ collection offers casual business wear for men that incorporates multiple performance technologies to facilitate comfort and ease of care, including attributes such as the Stain Defender® finish, Wrinkle Defiance™ fabric, Perspiration Guard™ and Cool Effects technologies. We distribute Dockers® brand products around the world through a variety of channels, including department stores, chain stores and franchised Dockers® stores. Sales of these core line products represented a large majority of our Dockers® brand sales in 2004.

•	Dockers® Premium. This pant line includes a range of pants constructed from premium fabrics with sophisticated details in a range of finishes, fits, styles and colors. In 2004, we introduced the Dockers® Never-Iron™ Cotton khaki, a 100% cotton pant that comes out of the dryer with the pressed appearance and sharp crease associated with a professionally dry cleaned product. We distribute these products through department stores in the United States.

Sales of men’s, women’s and kids’ products as a percentage of Dockers® brand sales for the periods indicated were approximately as follows:

	2004				2003
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
Men	83%	100%	99%	85%	78%	98%	95%	80%
Women	17%	—	1%	15%	21%	2%	5%	19%
Kids	—	—	—	—	1%	—	—	1%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Levi Strauss Signature™ Brand

Our Levi Strauss Signature™ brand offers men’s, women’s and kids’ apparel for value-conscious consumers who shop in mass channel retail stores. We introduced the brand in North America and Asia in 2003 and in Europe in early 2004. Our products include a range of denim and non-denim pants and shirts as well as denim jackets for men and women with product styling, finish and design that is distinct from our Levi’s® brand. Our men’s offering includes five-pocket regular and relaxed fit jeans. For the young men’s consumer, we offer five pocket jeans in a loose straight, low loose boot and low straight fits, combined with non-five pocket styling such as the carpenter and cargo pants in denim and non-denim fabrics. Our boys products feature five-pocket relaxed and loose fits, and other non-five pocket fits with trend core styling and finishes. Our women’s and girls’ five pocket offering feature the misses relaxed fit, misses and juniors low-rise bootcut jean, and the girls’ low-rise flare jean. We also offer alternative jeanswear products for the women’s and girl’s, segments with non-five pocket jeans, capris, skirts or skorts for girls.

Sales of men’s, women’s and kids’ products as a percentage of Levi Strauss Signature™ brand sales for the periods indicated were approximately as follows:

	2004				2003
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
Men	47%	63%	49%	49%	38%	—	65%	39%
Women	33%	37%	51%	33%	29%	—	35%	29%
Kids	20%	—	—	18%	33%	—	—	32%

Total	100%	100%	100%	100%	100%	—	100%	100%

Licensing

We license the Levi’s®, Dockers® and Levi Strauss Signature™ trademarks for a variety of product categories complementary to our core bottoms products and also for accessory products. Our licensed products by brand include:

•	Levi’s® Brand. We license the Levi’s® trademark for products complementary to our core jeanswear line, including men’s and women’s tops, sweaters, jackets, outerwear and loungewear, and kidswear products in the United States. We also work with our licensees to develop and market accessory products under the Levi’s® brand, including belts, bags and headwear.

•	Dockers® Brand. We work with our licensees to develop and market complementary products under the Dockers® brand, including men’s and women’s footwear, hosiery, belts, accessories, outerwear, eyewear, men’s sweaters and golf apparel, men’s dress shirts, women’s tops, kidswear, loungewear and sleepwear, luggage and home bedding and bath products.

•	Levi Strauss Signature™ Brand. We work with our licensees to develop and market accessory and complementary products under the Levi Strauss Signature™ brand, including belts and other leather accessories, kidswear and men’s and women’s tops.

In addition, we enter into agreements with third parties to produce, market and distribute our core products in several countries with smaller markets, including various Latin American and Middle Eastern countries.

We enter into comprehensive licensing agreements with our licensees covering royalty payments, product design and manufacturing standards, marketing and sale of licensed products and protection of our trademarks. We require our licensees to comply with our code of conduct for contract manufacturing, engage independent monitors to perform regular on-site inspections and assessments of production facilities and submit the results to us for our review.

The following table shows our royalty income from trademark licensing in 2004 and 2003 by brand in the United States, and in total for our North America, Europe and Asia Pacific regions:

(Dollars in thousands)	2004	2003	% Increase
U. S. Levi’s® brand	$7,328	$2,307	217.6%
U. S. Dockers® brand	25,147	22,378	12.4%
U. S. Levi Strauss Signature™ brand	1,023	—	—
Canada and Mexico (all brands)	1,864	1,441	29.4%

North America (all brands)	35,362	26,126	35.4%
Europe (all brands)	6,913	6,393	8.1%
Asia Pacific (all brands)	9,759	7,417	31.6%

Total royalty income	$52,034	$39,936	30.3%

Our Go-to-Market Process

We refer to the process from initial product concept to placement of the product on the retailer’s shelf as the “go-to-market process.” It is designed to:

•	enable market responsiveness and speed to market, as appropriate for each of our brands and consumer segments;

•	provide an integrated view of the marketplace, including product, price, placement and promotions, appropriate by brand and consumer segments;

•	reduce work complexity and increase role clarity, including responsibilities and handoffs;

•	offer a stream of new, market-leading and consumer-relevant products and ongoing innovation for existing core products; and

•	integrate the retailer’s point-of-view into the offering.

Each brand modifies its go-to-market process based on market requirements, including product category, distribution channel and consumer segment differences, within the framework of our principal strategies, activities and tasks. We are continuously looking for ways to refine our go-to-market process to improve market performance and position our brands to be as responsive, competitive and profitable as possible. Our focus areas in 2005 include improving the linkage between demand and supply planning and refining our go-to-market processes to better reflect different consumer segments and demands.

Sourcing, Manufacturing and Logistics

Organization. Our worldwide supply chain organization is responsible for taking a product from the design concept stage through production to delivery at retail. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies across brands and regions while maintaining our focus on local market service levels and inventory management.

Product Procurement. We obtain our products from a combination of independent manufacturers and company-owned or leased facilities. Since 1997, we have shifted substantially toward outsourcing our production by closing 45 company-owned production and finishing facilities in North America, Europe and Australia, including the closures of our plants in Australia and Spain in 2004. We believe that outsourcing allows us to maintain greater production flexibility, in terms of both location and nature of production, while helping us refine our cost structure and avoid the substantial capital expenditures and costs related to operating a large internal production capability. We continue to lease or own and operate five manufacturing plants located in Europe (2), Asia (2) and South Africa (1) as of the end of 2004, as compared to eight manufacturing plants at the end of 2003. We also lease a manufacturing facility in Dongguan, China where a third party operates production activities for us.

We source our products from contract manufacturers in two ways:

•	We purchase fabrics from fabric mills and the fabric mills ship the fabrics directly to third party contractors for garment manufacturing. In these traditional “cut-make-trim” arrangements, we retain ownership of the raw materials, work-in-process and finished goods throughout the manufacturing, finishing and shipment process.

•	We use “package” or “ready to wear” contractors who produce or purchase fabric themselves and then sew, finish and ship the garments. We then purchase the finished goods. These package arrangements enable us to reduce our costs and our working capital relating to raw materials and work-in-process inventories.

The following table shows, for the periods indicated, the approximate percentage of our pants, tops and other products sourced through our owned plants, under cut-make-trim arrangements with contractors and under package arrangements with contractors:

Sourcing arrangement	2004	2003
Self-Manufacture	8%	11%

Sourced from Contractors:
Cut-Make-Trim	27%	53%
Package	65%	36%

Subtotal — Sourced from Contractors	92%	89%

Total	100%	100%

We are increasing our use of package production in all three regions where we operate. For example, we source most of our U.S. Dockers® and Levi Strauss Signature™ products on a package basis. We now source most of our non-denim Levi’s®, Dockers® and Levi Strauss Signature™ products for the European market on a package basis. For our U.S. Levi’s® products, and for denim products in Europe and Asia Pacific, we expect to shift most cut-make-trim arrangements to package production during 2005.

We use numerous independent manufacturers located throughout the world for the production and finishing of our garments. We typically conduct business with our garment manufacturing and finishing contractors on an order-by-order basis. We inspect fabrics and finished goods as part of our quality control program to ensure that consumers receive products that meet our high standards.

The following table shows, for 2004 and 2003, the approximate percentage of our sourcing from contractors by geographic region:

Sourcing region	2004	2003
United States and Canada	3.4%	1.2%
South and Central America (including Mexico and the Caribbean basin)	50.3%	58.7%
Europe	9.3%	10.3%
Africa	4.7%	2.5%
Asia	32.0%	27.3%
Australia	0.3%	0.0%

Total	100.0%	100.0%

In 2004, we sourced products from contractors located in approximately 45 countries around the world, with no single country representing more than 20% of our production. Contractors in Mexico produced approximately 19% of our products in 2004. We do not expect the recent elimination of quotas under the WTO Agreement on Textiles and Clothing to result in material changes in our source base in 2005. We expect our Asia sourcing to continue to grow.

Contractor Standards. We require all third-party contractors who manufacture or finish products for us to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We regularly assess manufacturing and finishing facilities to see if they are complying with our code of conduct. Our program includes periodic on-site facility inspections and continuous improvement activities. We also hire independent monitors to supplement our efforts.

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

Sales, Distribution and Customers

We distribute our products in a wide variety of retail formats around the world, including chain and department stores, franchise stores dedicated to our brands, specialty retailers and mass channel retailers. Our distribution strategy focuses on ensuring that the economics for our retail customers are attractive, that the right products are available and in stock at retail and that our products are priced and presented in ways that enhance brand appeal and attract consumers.

The following table shows our principal distribution channels in North America, Europe and Asia Pacific and the approximate percentage of our total net sales in 2004 generated through these channels:

North America
Channel	Brand	Approximate % of consolidated net sales	Approximate % of regional net sales
		2004	2004
Department Stores (e.g. Dillards, Federated, May Co.)	Levi’s® Dockers®	6%	11%

National chains (e.g. J.C. Penney, Kohl’s, Sears)	Levi’s® Dockers®	25%	42%

Other (includes specialty, warehouse, Canada, Mexico and others)	Levi’s® Dockers®	18%	29%

Mass merchants (e.g. Kmart, Target, Wal-Mart)	Levi Strauss Signature™	8%	13%

Dedicated retail and outlet stores (owned, franchised and licensed)	Levi’s® Dockers®	3%	5%

		60%	100%

Europe

Channel	Brand	Approximate % of consolidated net sales	Approximate % of regional net sales
		2004	2004
Independent retailers, department stores, and mail order (e.g. El Corte Ingles, Karstadt)	Levi’s® Dockers®	21%	83%

Mass merchants (e.g. Carrefour, ASDA-Wal-Mart)	Levi Strauss Signature™	1%	3%

Dedicated retail and outlet stores (owned, franchised and licensed)	Levi’s® Dockers®	4%	14%

		26%	100%

Asia Pacific

Channel	Brand	Approximate % of consolidated net sales	Approximate % of regional net sales
		2004	2004
Specialty stores, department stores and others (e.g. Eiko Shoji, Lotte, Right-On Stores)	Levi’s® Dockers®	10%	69%

Mass merchants and general merchandise stores (e.g. Jusco, Saty)	Levi Strauss Signature™	—	2%

Dedicated retail and outlet stores (owned, franchised and licensed)	Levi’s® Dockers®	4%	29%

		14%	100%

Sales to our top five and top 10 customers accounted for approximately 31% and 39%, respectively, of our consolidated net sales in 2004 as compared to approximately 34% and 43%, respectively, in 2003. Our top 10 customers for 2004 were (in alphabetical order): El Corte Ingles in Europe, Goody’s Family Clothing, Inc., J.C. Penney Company, Inc., Kohl’s, The May Department Stores Company, Mervyn’s, Sears, Roebuck & Co., Target Corporation, and Wal-Mart Stores, Inc. in the United States and Right-On Stores in Japan. J.C. Penney represented approximately 9% and 11% of our consolidated net sales in 2004 and 2003, respectively.

North America

In North America, we distribute our products through national and regional chains, department stores, specialty stores, and the mass channel. We have approximately 3,300 retail customers operating more than 28,000 locations in the United States, Canada and Latin America. We also target premium products like Levi’s® Vintage Clothing to independent, image-conscious specialty stores in major metropolitan areas who cater to more fashion-forward, trend-initiating consumers.

Europe

Our European Levi’s® and Dockers® brand customers include large department stores, such as El Corte Ingles in Spain, Galeries Lafayette in France and Kaufhof and Karstadt in Germany; single-brand Levi’s® Store and Dockers® Store retail shops; mail-order accounts; and a substantial number of independent retailers operating either a single or small group of jeans-focused stores or general clothing stores. In early 2004, we launched our Levi Strauss Signature™ brand products in Carrefour stores in France, in ASDA-Wal-Mart stores in the United Kingdom, at Migros in Switzerland, and in Wal-Mart and Handelshof stores in Germany.

The more varied and fragmented nature of European retailing means that we are less dependent on major customers than we are in the United States. Our top 10 customers in Europe accounted for approximately 12% and 11% of our total Europe region net sales for 2004 and 2003, respectively.

Asia Pacific

In Asia Pacific, we distribute our products through specialty stores, including multi-brand as well as independently owned Levi’s® Store retail shops, department stores and, for the Levi Strauss Signature™ brand, mass channel and general merchandise retailers such as Target and Kmart stores operated by Coles Myer Ltd., Lowes and Big W in Australia and Jusco stores in Japan. As in Europe, the varied and fragmented nature of Asian retailing means we are less dependent on individual customers in the region. Our Asia Pacific business is heavily weighted toward Japan, which represented approximately 45% and 52% of our net sales in the region in 2004 and 2003, respectively.

Dedicated Stores

The following table shows the number of dedicated retail and outlet stores we and our franchisees and licensees operated as of November 28, 2004:

	Number of Stores
	North America	Europe	Asia Pacific	Total
Operated by LS&CO.
Levi’s® retail and outlet stores	20	12	8	40
Dockers® retail and outlet stores	3	2	—	5
Levi’s®/Dockers® retail and outlet stores	—	6	—	6

Total	23	20	8	51

Franchised or Licensed
Levi’s® retail and outlet stores	64	217	555	836
Dockers® retail and outlet stores	33	11	150	194
Levi’s®/Dockers® retail and outlet stores	—	9	90	99

Total	97	237	795	1,129

As of November 28, 2004, we operated 40 retail and outlet stores dedicated to the Levi’s® brand, including Levi’s® Stores in the United States located in New York, Chicago, Costa Mesa, Santa Monica, San Francisco, San Diego, Miami, Boston, Portland and Seattle and in Europe in London, Paris and Berlin. Our outlet stores are located in the United States, France, Germany, Japan and the United Kingdom. In addition, we operate 41 “shop-in-shop” retail stores in Korea. Sales from company-operated stores represented approximately 2% of our total net sales for 2004.

We have a network of approximately 1,100 franchised or other licensed stores selling Levi’s® brand or Dockers® brand products under the “Original Levi’s® Store,” “Levi’s® Store,” “Selvedge®” and “Dockers® Store” names in Europe, Asia, Canada, Mexico and South America. These dedicated-format stores are strategically important as vehicles for demonstrating the breadth of our product line, enhancing brand image and generating sales. These stores also are an important distribution channel in newer and smaller markets in Eastern Europe, Asia and South America. These stores are owned and operated by independent third parties. We also license third parties to operate outlet stores in the United States and abroad.

Sales from dedicated retail and outlet stores, including owned, franchised and licensed stores, represented approximately 11% of our total net sales for 2004. Our owned and operated, franchised and licensed stores are an increasingly important part of our strategy for expanding controlled distribution of our products in the United States and abroad, and we expect this expansion to continue.

Internet

We operate websites devoted to the Levi’s®, Dockers® and Levi Strauss Signature™ brands as marketing vehicles to enhance consumer understanding of our brands. We do not sell products directly to consumers through these internet websites. Our sites enable visitors to link to authorized online retailers through our sites. In the United States, our products are currently sold online through specifically authorized third-party internet sites that meet our standards relating to customer service, return policy, site content, trademark use and other matters. In Canada and Europe, authorized dealers and mail order accounts who meet our standards may sell our products to consumers through their own internet sites.

Advertising and Promotion

We engage in advertising, retail and promotion activities to drive consumer demand for our brands. We incurred expenses of approximately $302.6 million, or 7.4% of total net sales, in 2004 on these activities, compared with expenses of approximately $283.0 million, or 6.9% of net sales, in 2003. We advertise through a broad mix of media, including television, national publications, billboards and other outdoor vehicles. We execute region-specific marketing programs that are based on globally consistent brand values. This approach allows us to achieve consistent brand positioning while giving us flexibility to optimize program execution in local markets. We try to make sure our advertising spending is efficient and will generate the maximum impact for the amount spent. We also use other marketing vehicles, including event and music sponsorships, product placement in television shows, music videos and films and alternative marketing techniques, including street-level and nightclub events and similar targeted, small-scale activities.

Levi’s® Brand. We seek through our marketing programs to drive consumer awareness and demand for our core jeanswear product assortments.

•	In 2004, we introduced a national print and television advertising campaign called “A Style for Every Story™”. The television campaign highlights our flagship 501® jean, our Original 505® straight and our 569® loose straight jean while the print campaign focuses on our range of fits for the men’s, women’s and junior’s businesses. We plan to continue this campaign with additional print and television advertising in 2005.

•	In the fourth quarter of 2004, the brand was featured on NBC’s show, “The Apprentice”, a reality television show where contestants created a catalogue for Levi’s® brand executives and Donald Trump to showcase the range of Levi’s® jeans styles.

•	In 2004, we introduced our first print advertising campaign for our Levi’s® brand in Europe designed specifically for women, and commenced a new 501® jeans advertising campaign, the first since 1996.

•	In Asia Pacific in 2004, we launched our advertising campaign in Hong Kong for our new Levi’s® N3BP products, and in Australia/New Zealand we introduced a new print and television advertising campaign to support our Levi’s® Red Tab™ jeans.

Dockers® Brand. Our Dockers® brand marketing strategy emphasizes the innovative technological features and style of our products.

•	We continued in 2004 to promote our proStyle™ and Dockers®Individual Fit® Original Khaki programs on television and supported the launch of our Never-Iron™ Cotton pants through newspaper advertising and publicity.

•	We featured our Metro Pant with the Dockers® Individual Fit® Waistband and Stain Defender® finish in our fall national print campaign for Dockers® Women.

•	In connection with the 2004 presidential elections in the United States, we promoted Dockers® Perspiration Guard™ shirts through our “Don’t Sweat the Election!” publicity campaign, featuring a mock news release urging presidential candidates to maintain a competitive edge by wearing Perspiration Guard™ shirts to minimize unsightly sweat marks.

Levi Strauss Signature™ Brand. During 2004, we worked to increase the visibility of our Levi Strauss Signature™ brand through print advertising and increased sponsorship activity.

•	We launched the first national print advertising campaign in the United States for our Levi Strauss Signature™ brand, featuring the tagline, “From Our Family to Yours”, to communicate the brand’s stylish, affordable products for the whole family by showcasing candid moments to remind consumers of their own family albums.

•	We continued and expanded our relationship with NASCAR star Jimmie Johnson and introduced our “Fit Pit” program, featuring an at-track fit station where race fans can try on Levi Strauss Signature™ products to identify their best fit. Leveraging the Jimmie Johnson relationship and building on the family theme, we developed additional print advertisements and other sport-related media featuring Johnson and his brothers at the race track in Levi Strauss Signature™ brand clothing.

Competition

The worldwide apparel industry is highly competitive and fragmented. In all three of our regions we compete with numerous branded manufacturers, retailer private labels, designers and vertically integrated specialty store retailers.

Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	anticipating and responding to changing consumer demands in a timely manner;

•	providing compelling value in our products for the price;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for our retail customers by providing market-right products and executing effective wholesale pricing, incentive, promotion and service programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective marketing support; and

•	obtaining sufficient retail floor space and effective presentation of products at retail.

We believe our competitive strengths include:

•	our strong worldwide brand recognition;

•	our competitive product design, quality and value;

•	our long-standing relationships with leading retailers worldwide;

•	our network of franchised and other dedicated retail stores throughout the world; and

•	our commitment to ethical conduct and social responsibility.

North America

We face intense competition across all of our brands from vertically integrated specialty stores, retailer private labels, designer labels and other branded labels. We sell core and seasonal products under the Levi’s®, Dockers® and Levi Strauss Signature™ brands to retailers in diverse channels across a wide range of retail price points. As a result, we face a wide range of competitors, including:

•	VF Corporation, a key competitor in multiple channels through its Wrangler, Rustler, and Lee brands of jeanswear, along with its Riders, Brittania, Chic, Gitano, Nautica, Earl, Hero by Wrangler, Blue and Old Axe brands;

•	vertically integrated specialty stores, including Gap Inc., Abercrombie & Fitch, American Eagle Outfitters Inc., J. Crew and Eddie Bauer, Inc.;

•	retailer private or exclusive labels, including Wal-Mart Stores, Inc.’s Faded Glory brand, Target Corporation’s Mossimo and Cherokee brands, Kmart Corporation’s Route 66 brand, J.C. Penney’s Arizona and St. John’s Bay brands and Sears, Roebuck & Co.’s Canyon River Blues, Canyon River Khakis and Land’s End brands;

•	fashion-forward jeanswear brands that appeal to high-end female consumers, including the 7 for All Mankind, Joe’s Jeans, Citizen for Humanity and Paper Denim & Cloth brands, younger consumer brands such as L.E.I., MUDD and FUBU and brands that appeal to both the high-end consumer and youth markets, such as the Diesel and Lucky brands;

•	casual wear manufacturers, including Haggar Corp., Liz Claiborne, Inc., Jones Apparel Group, Inc. and Perry Ellis; and

•	athletic wear marketers such as Nike, Inc. and adidas-Salomon.

Europe

Brands such as VF Corporation’s Lee and Wrangler brands, Diesel and Pepe Jeans London have a pan-European presence. Strong local brands and retailers exist in certain markets, including G-Star in the Netherlands and Miss Sixty in Italy. Other competitors include vertically integrated specialty retailers, such as Zara, Hennes & Mauritz AB, Next and Celio. Companies based in the United States, such as Gap, Inc., Polo Ralph Lauren and Tommy Hilfiger, also compete with us in Europe. The khaki and casual pant segment in Europe is fragmented and there is currently no significant pan-European branded competitor of our Dockers® brand in Europe. Competitors in local markets include store private labels and, in Germany, Hugo Boss.

Asia Pacific

Japan continues to be our largest market in Asia Pacific, representing approximately 45% of regional net sales in 2004. Asia Pacific is a fragmented market, with athletic wear companies such as adidas-Salomon and Nike, Inc. emerging as pan-regional competitors. Competitors in jeanswear consist of regional brands, such as Edwin, Something and Bobson in Japan and U.S. companies such as Gap, Inc., VF Corporation and Earl Jeans. We also face competition from vertically integrated specialty stores, such as UNIQLO and Giordano.

Trademarks

Substantially all of our global trademarks are owned by Levi Strauss & Co., our parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®, Dockers®, Levi Strauss Signature™, Silvertab® and 501® trademarks, the Wings and Anchor Design, the Arcuate Stitching Design, the Tab Device and the Two Horse® design are among our core trademarks. We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured and/or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks and initiating litigation as necessary. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world. We grant licenses to other parties to manufacture and sell products with our trademarks in product categories and in geographic areas in which we do not operate.

Seasonality and Backlog

In 2004, our net sales in the first, second and third and fourth quarters represented 24%, 24%, 24% and 28%, respectively, of our total net sales for the year.

Orders are generally subject to cancellation and we sell and ship substantial volume on an at-once replenishment basis. As a result of these factors, our order backlog may not be indicative of future shipments.

Government Regulation

We are subject to federal, state, local and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection, and anti-corruption. In the United States, these laws include the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We are also subject to import and export laws, including U.S. economic sanction and embargo regulations and other related laws such as the U.S. anti-boycott law and the U.S. export controls regulations. We are also subject to comparable laws of the European Union, Japan and other foreign jurisdictions where we have a presence. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

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

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements have positive effects on trade liberalization and benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union. Some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition. The elimination of quotas on textile and apparel imports by World Trade Organization member countries at the end of 2004 could result in increased sourcing from developing countries which historically have lower labor costs, including China. For more information, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results — Our business is subject to risks associated with sourcing and manufacturing overseas”.

Social Responsibility

Since our founding, we have emphasized conducting our business in a socially responsible manner and giving back to the communities in which we operate throughout the world. We continue that tradition today through corporate philanthropy, employee volunteerism and responsible business practices. Our strong commitment to workers’ rights is reflected in our history of public advocacy for responsible trade policies and our business practices with manufacturing and finishing contractors.

Employees

As of November 28, 2004, we employed approximately 8,850 people, approximately 2,800 of whom were located in the United States. Of our 8,850 employees, approximately 3,500 were associated with manufacturing of our products and approximately 5,350 were non-production employees. Of the non-production employees, approximately 1,265 worked in distribution. Most of our distribution employees in the United States are covered by various collective bargaining agreements. Outside the United States, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We consider our relations with our employees to be good and have not recently experienced any material job actions or labor shortages.

The following table shows our approximate number of employees by region, including changes in the number from 2003 to 2004:

Region	November 28, 2004	November 30, 2003(1)	Change	% Change
North America	3,135	5,820	(2,685)	(46)%
Europe	3,070	3,775	(705)	(19)%
Asia Pacific	2,495	2,420	75	3%
Corporate	150	285	(135)	(47)%

Total	8,850	12,300	(3,450)	(28)%

(1)	Our headcount as of the end of 2003 has been adjusted to reflect the transfer of approximately 50 and 950 employees from our North America and Europe regions, respectively, to the Asia Pacific region as a result of the transfer of management responsibilities, effective at the beginning of fiscal 2004, for our business activities in Central and South America, the Middle East and Africa to the Asia Pacific region. The remaining reduction in employee headcount in our North America and Europe regions results from our reorganization and streamlining initiatives. The increase in headcount in our Asia Pacific region also reflects our growing business there.

Item 2. PROPERTIES

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate five manufacturing-related facilities abroad and 14 distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 28, 2004 is summarized in the following table:

Location	Primary Use	Leased/Owned
North America
Little Rock, AR	Distribution	Owned
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Naucalpan, Mexico	Distribution	Leased

Europe
Heustenstamm, Germany	Distribution	Owned
Kiskunhalas, Hungary	Manufacturing, Finishing and Distribution	Owned
Milan, Italy	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased
Warsaw, Poland	Distribution	Leased
Northhampton, U.K	Distribution	Owned
Sabedell, Spain	Distribution	Leased
Helsingborg, Sweden	Distribution	Owned

Asia Pacific
Adelaide, Australia	Distribution	Owned
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned	(1)
Hiratsuka Kanagawa, Japan	Distribution	Owned	(2)
Karawang, Indonesia	Finishing	Leased
Makati, Philippines	Manufacturing	Leased

(1)	51% joint venture.
(2)	84% owned subsidiary.

We also lease a manufacturing facility in Dongguan, China where a third party operates production activities for us.

Our global headquarters and the headquarters of our North America business are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore. As of November 28, 2004, we also leased or owned 104 administrative and sales offices in 39 countries, as well as leased a small number of warehouses in four countries.

In addition, as of November 28, 2004, we had 51 company-operated retail and outlet stores in leased premises in eight countries. We had 23 stores in the North America region, 20 stores in the Europe region and eight stores in the Asia Pacific region. In addition we operate 41 shop-in-shop stores in Korea. In 2004, we opened nine company-operated stores and closed nine stores. We also own or lease several facilities we formerly operated and have subleased or are working to sell or sublease many of those facilities. For example, on February 16, 2005, we entered into an agreement to sell our former Valencia Street facility in San Francisco. Completion of the sale is subject to customary contingencies and conditions.

Item 3. LEGAL PROCEEDINGS

Wrongful Termination Litigation. On April 14, 2003, two former employees of our tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, our financial statements for several years violated generally accepted accounting principles and Securities and Exchange Commission (the “SEC”) regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by us to withhold information concerning these matters from our independent registered public accounting firm and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

On December 7, 2004, plaintiffs requested and we agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. On February 7, 2005, the parties submitted the joint agreement to the court for approval.

We are vigorously defending these cases and are pursuing our related cross-complaint against the plaintiffs in the state case. We do not expect this litigation to have a material impact on our financial condition or results of operations.

On September 15, 2003, we announced that our Audit Committee had completed its investigation of the tax and related accounting issues raised in the wrongful termination suit. The Audit Committee concluded that our tax and related accounting positions were reasonable and legally defensible and noted that in the course of its investigation it did not discover evidence of tax or other fraud. The Audit Committee also did not find evidence that information was improperly withheld from the Internal Revenue Service with respect to these issues in connection with Internal Revenue Service audits. The Audit Committee investigation was initiated following the filing of the wrongful termination litigation.

The scope of the Audit Committee investigation was to review issues raised in the complaint. The Audit Committee retained independent counsel, Simpson Thacher & Bartlett LLP, to assist it in the investigation. An independent accounting firm was retained by Simpson Thacher & Bartlett LLP to consult on specified accounting issues. The investigation took place over a period of approximately four and one-half months, and involved extensive discussions with employees of the company, various legal and tax advisors, and our independent registered public accounting firm, as well as an extensive review of documents.

In addition to the conclusions noted above, the Audit Committee observed that, during the period from 1994 through 2001, we established, maintained and released varying amounts of unspecified tax reserves. These tax reserves were not supported by sufficient contemporaneous documentation that related the reserves to specified tax exposures. In reviewing the matter, the Committee noted that these tax reserves were communicated to and discussed with our independent registered public accounting firm at the time they were created and maintained. We and our Audit Committee are of the view that the handling of the unspecified tax reserves during these periods was not intended to, and did not, materially affect our SEC-filed financial statements. There was also no evidence of tax or other fraud in connection with the establishment or the release of these reserves.

In the course of the Audit Committee investigation, we communicated with the SEC on an informal basis, and we expect to continue these communications with respect to the results of the investigation and further developments relating to the litigation as appropriate.

Class Actions Securities Litigation. On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two recently filed putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against us, our chief executive officer, a former chief financial officer, our corporate controller, our directors and financial institutions alleged to have acted as our underwriters in connection with our April 6, 2001 and June 16, 2003 registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

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

On July 15, 2004, we filed a motion to dismiss this action. The matter came before the court on October 15, 2004, and, after oral argument had concluded, the court took the matter under submission. The court has not yet issued a ruling. We cannot currently predict the impact, if any, that this action may have on our financial condition or results of operations.

Other Litigation. In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during our 2004 fiscal fourth quarter.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are held by members of the families of several descendants of our founder, Levi Strauss, and by several former members of our management. There is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. As of November 28, 2004, the four voting trustees are Peter E. Haas, Sr., Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders, who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

As of November 28, 2004, there were 168 record holders of voting trust certificates.

We did not declare or pay any dividends in our two most recent fiscal years, and we do not expect to pay any dividends in 2005. Our senior secured term loan and senior secured revolving credit facility prohibit our declaring or paying any dividends without first obtaining consents from our lenders. In addition, the indentures relating to our 11.625% senior notes due 2008, our 12.25% senior notes due 2012 and our 9.75% senior notes due 2015 limit our ability to pay dividends. For more detailed information about our credit agreements and senior notes, see “Item 5 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” and Note 7 to our Consolidated Financial Statements.

We did not repurchase any of our common stock during the fourth quarter of 2004.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The summary statements of operations data and cash flow data for fiscal years 2004, 2003, 2002 and 2001 and the consolidated balance sheet data at the end of such periods are derived from our consolidated financial statements that have been audited by KPMG LLP, an independent registered public accounting firm. The following statements of operations data and cash flow data for fiscal 2000 and the consolidated balance sheet data at the end of such period are derived from our financial statements that were previously audited by Arthur Andersen LLP, independent public accountants, and restated by company management as a result of the 2001 reaudit by KPMG LLP, but were not reaudited by KPMG LLP.

The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 5—Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes to those financial statements, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

	Year Ended
	November 28, 2004		November 30, 2003	November 24, 2002		November 25, 2001		November 26, 2000
								(Unaudited)
	(Dollars in Thousands)
Statements of Operations Data:
Net sales	$4,072,455		$4,090,730	$4,145,866		$4,276,025		$4,650,826
Cost of goods sold	2,288,406		2,516,521	2,456,191		2,492,275		2,700,086

Gross profit	1,784,049		1,574,209	1,689,675		1,783,750		1,950,740
Selling, general and administrative expenses	1,299,766		1,353,314	1,285,855		1,333,482		1,396,029
Long-term incentive compensation expense (reversal)(1)	45,171		(138,842)	70,270		47,765		77,700
Gain on disposal of assets(2)	(3,576)		(2,685)	(1,600)		(1,620)		(24,683)
Other operating income	(52,034)		(39,936)	(34,450)		(33,420)		(32,380)
Restructuring charges, net of reversals(3)	133,623		89,009	115,455		(4,853)		(33,144)

Operating income	361,099		313,349	254,145		442,396		567,218
Interest expense	260,124		254,265	186,493		219,956		234,098
Other (income) expense, net	5,450		90,376	41,065		(208)		(49,590)

Income (loss) before taxes	95,525		(31,292)	26,587		222,648		382,710
Income tax expense(4)	65,135		318,025	19,248		128,986		117,574

Net income (loss)	$30,390		$(349,317)	$7,339		$93,662		$265,136

Statements of Cash Flow Data:
Cash flows from operating activities	$199,896		$(190,650)	$200,729		$189,039		$268,678
Cash flows from investing activities	(12,930)		(84,484)	(59,353)		(17,230)		154,223
Cash flows from financing activities	(32,120)		349,096	(143,558)		(186,416)		(527,062)
Balance Sheet Data:
Cash and cash equivalents	$299,596		$143,445	$64,446		$65,060		$78,674
Working capital	609,072		778,311	582,918		683,090		564,645
Total assets	2,886,002		2,923,267	3,000,888		2,951,266		3,196,122
Total debt, excluding capital leases	2,323,888		2,316,429	1,846,977		1,958,433		2,126,430
Stockholders’ deficit(5)	(1,370,924)		(1,393,172)	(1,028,329)		(951,278)		(1,057,945)
Other Financial Data:
Depreciation and amortization	$62,606		$64,176	$70,354		$80,619		$90,981
Capital expenditures	16,299		68,608	59,088		22,541		27,955
Ratio of earnings to fixed charges(6)	1.	3x	—	1.	1x	1.	9x	2.	5x
Deficit of earnings to fixed charges(7)	—		$29,747	—		—		—

(1)	In 2003, we recorded reversals of long-term incentive plan accruals that we accrued in prior years as a result of lower than expected payouts under the plan due to weak financial performance relative to our targets and the impact of income tax expense and other items under our long-term incentive compensation plan. During 2004, we reclassified long-term incentive compensation plan expense (reversal) from selling, general and administrative expenses and reported these amounts in a separate line item in our consolidated statement of operations. We have reclassified long-term incentive compensation plan expense (reversal) for all prior year periods in this table for comparability purposes.

(2)	In 2000, our gain on disposal of assets includes a $26.1 million gain from the sale of two office buildings in San Francisco located next to our corporate headquarters.

(3)	We reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives executed since 1997, including closing 45 of our owned and operated production and finishing facilities worldwide and reducing the number of our employees worldwide by approximately 27,000. Due to lower than anticipated costs, we reversed reserve balances relating to these activities of $8.5 million, $15.4 million, $26.6 million, $27.2 million, and $33.1 million in 2004, 2003, 2002, 2001 and 2000, respectively. For more information about our restructuring initiatives, see Note 3 to our Consolidated Financial Statements.

(4)	In January 2004, we revised the forecast we used in valuing our net deferred tax assets for the year ended November 30, 2003. Based on this revised long-term forecast, we increased our valuation allowance against deferred tax assets by $282.4 million for the year ended November 30, 2003. For more information about our deferred taxes, see Note 4 to our Consolidated Financial Statements.

(5)	Stockholders’ deficit primarily resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement. Funding for cash payments in the recapitalization was provided in part by cash on hand and in part from approximately $3.3 billion in borrowings under bank credit facilities.

(6)	For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest, including capitalized interest, on all indebtedness, amortization of debt issuance costs and that portion of rental expense which we believe to be representative of an interest factor.

(7)	The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.0 in those cases where earnings are less than the total fixed charges.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Overview. We are one of the world’s leading branded apparel companies, with sales in more than 110 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature™ brands. We also license our trademarks in various countries throughout the world for accessories, pants, tops, footwear, home and other products.

Our net sales for 2004 were $4.1 billion. Net sales for the year by region and by brand were as follows:

•	net sales for our North America, Europe, and Asia Pacific regions were $2.4 billion, $1.0 billion, and $0.6 billion, respectively;

•	net sales of Levi’s® brand products were $2.9 billion, representing approximately 70.2% of our net sales;

•	net sales of Dockers® brand products were $0.8 billion, representing approximately 20.1% of our net sales; and

•	net sales of Levi Strauss Signature™ brand products were $0.4 billion, representing approximately 9.7% of our net sales.

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the U.S. and primarily through department stores and specialty retailers abroad. We also distribute Levi’s® and Dockers® products through independently-owned franchised stores outside the United States and through a small number of company-owned stores located in the United States, Europe and Asia. We distribute our Levi Strauss Signature™ products through mass channel retailers worldwide including Wal-Mart, Kmart and Target Stores in the United States and Carrefour and ASDA-Wal-Mart abroad.

Our business is organized into three geographic regions. The following tables provide employee headcount as of the end of fiscal year 2004 and 2004 net sales and operating income for those regions and for our corporate functions:

				Region Net Sales by Brand
Region and Geographies(1)	Number of Employees (approx.)	2004 Net Sales (millions)	% of total 2004 net sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	2004 Operating Income (millions)

North America (United States, Canada and Mexico)	3,135	$2,426.5	59.6%	56.6%	28.9%	14.5%	$519.7

Europe	3,070	$1,042.1	25.6%	88.4%	8.9%	2.7%	172.0

Asia Pacific (Asia Pacific, Middle East, Africa and South America)	2,495	$603.9	14.8%	94.2%	3.6%	2.2%	125.3

Corporate expense	150	—	—	—	—	—	(455.9)

Total	8,850	$4,072.5	100.0%	70.2%	20.1%	9.7%	$361.1

(1)	The information in the table above reflects the transfer, effective at the beginning of fiscal 2004, from the Europe and the North America regions to the Asia Pacific region, of management responsibility for our Middle East, Africa and Central and South America businesses. For more information, see Note 18 to the Consolidated Financial Statements.

Our Results. We focused in 2004 on execution against our key priorities for 2004: stabilizing sales and improving profitability; reducing costs and increasing cash flow; and executing changes in our U.S. and European organizations, our global supply chain organization and our go-to-market process to reduce the time it takes to get new products to market. Results of operations for 2004 are summarized as follows:

•	Our consolidated net sales in 2004 were $4.1 billion, essentially flat compared to the prior year, and a decrease of 4.0% on a constant currency basis. Our net sales decrease on a constant currency basis was primarily driven by our product rationalization efforts, including decisions to license certain products and discontinue underperforming categories in our Levi’s® and Dockers® brands in the United States and Europe, and by the fact that fiscal 2004 contained one fewer sales week, since 2003 had 53 fiscal weeks compared to 52 weeks in 2004. In addition, our decision to reduce sales of our U.S. Levi’s® brand products to the warehouse club channel and the impact of wholesale price reductions taken in mid-2003 in our U.S. Levi’s® and U.S. Dockers® brands also contributed to the net sales decline. These factors were partially offset by sales growth of 12.0% on a constant currency basis (18.8% as reported) in our Asia Pacific region and sales growth of 74.9% on a constant currency basis (77.7% as reported) for our Levi Strauss Signature™ brand worldwide.

•	Our gross profit increased 13.3% and our gross margin increased 5.3 percentage points in 2004 as compared to 2003. The gross profit improvement was primarily due to a favorable mix of more profitable core products, lower returns and sales allowances in the United States and lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shift of production to lower cost sources. Other factors contributing to the improvement included lower benefit costs resulting from the plant closures and reorganization initiatives, lower inventory markdowns and the translation impact of stronger foreign currency.

•	Our selling, general and administrative expenses decreased 4.0% in 2004 as compared to 2003. The decreases were driven primarily by the recognition of income, including curtailment gains, of $31.2 million in 2004 related to our post-retirement plans as compared to expense of $32.7 million in 2003, and lower salaries and wages and other benefit expense. These changes resulted from the impact of our restructuring initiatives and an amendment to our post-retirement plan for certain employees and retired participants, and the reversal of approximately $16.0 million of workers’ compensation expense due to changes in estimates resulting from a decrease in actual claims experience. This was partially offset by higher annual incentive compensation costs in 2004 and the translation impact of stronger foreign currency.

•	We recorded long-term incentive compensation expense of $45.2 million in 2004, as compared to net reversals of $138.8 million in 2003. The net reversals recorded in 2003 were attributable to the reversal of long-term incentive compensation plan accruals as a result of lower than expected payouts under the plan in place in 2003 due to weak financial performance relative to our targets.

•	Our other operating income, which is principally comprised of royalty income, increased 30.3% in 2004, as a result of increased licensing activities, including our decision to license additional Levi’s® and Dockers® brand product categories and an increase in the number of our licensees.

•	We recorded restructuring charges, net of reversals, of $133.6 million in 2004, as a result of activities associated with our reorganization initiatives. Those initiatives included the closing of our manufacturing plants in Spain and Australia, our organizational changes in the United States and Europe, and our indefinite suspension of a worldwide enterprise resource planning system installation.

•	Our operating income increased 15.2% in 2004, driven primarily by increased gross profit, lower selling, general and administrative expenses and increased royalty income. The increase in operating income was partially offset by higher restructuring charges in 2004. The reversal in 2003 of long-term incentive compensation plan accruals contributed substantially to operating income in 2003.

•	Our interest expense increased 2.3% in 2004, as a result of higher effective interest rates on our outstanding borrowings.

•	Our other expense, net, decreased 94.0%, driven primarily by a decrease in losses on foreign exchange management contract losses due to changes in outstanding exposures under management and changes in foreign currency exchange rates, and the recognition in 2003 of a $39.4 million loss on early extinguishment of debt as a result of our 2003 refinancing activities.

•	Our income tax expense decreased 79.5% in 2004, driven primarily by our recording in 2003 of a substantial increase in our valuation allowance against our deferred tax assets.

•	We had net income of $30.4 million in 2004, compared to a net loss of $349.3 million in 2003. The increase was due to higher gross profit, lower selling, general and administrative expenses, increased royalty income, lower foreign exchange management contracts losses, lower income tax expense and the recognition in 2003 of a loss on early extinguishment of debt, partially offset by the impact of the prior year reversal of long-term incentive compensation and increased restructuring charges in 2004.

•	Our debt, net of cash, was $2.0 billion as of November 28, 2004 and $2.2 billion as of November 30, 2003. The reduction was driven by improved earnings and working capital management.

Our Business and Organization. Since the beginning of fiscal 2004, we have taken a number of actions relating to our organization, management and cost structure. These actions included:

•	At the beginning of the year, we retained Alvarez & Marsal, Inc. to work with our board of directors and leadership team in identifying additional actions to accelerate our turnaround.

•	We had three changes in our senior management team during the first four months of the year. In December 2003, we appointed James P. Fogarty, a managing director of Alvarez & Marsal, Inc., to serve as our chief financial officer. Under our agreement with Alvarez & Marsal, Inc., Mr. Fogarty will leave that position in March 2005. In February 2004, we appointed Paul Mason as the new president of our Europe business. In March 2004, we appointed John Anderson, the president of our Asia Pacific business, to also serve as leader of our global sourcing organization.

•	We elected Miriam L. Haas to our board of directors, succeeding her husband, Peter E. Haas, Sr., who stepped down from his role as chairman emeritus after 56 years of service on our board. Mr. Haas remains a voting trustee.

•	We explored the sale of our worldwide Dockers® casual clothing business and ultimately decided to keep the brand after an intensive five-month sale process that required considerable dedication of senior management time. Although there was significant interest in the Dockers® business by prospective buyers, after carefully considering the numerous sales offers and terms we received, and reflecting upon our financial performance in 2004, we chose to keep the business.

•	We closed our owned-and-operated manufacturing plant in Adelaide, Australia and our two sewing plants in Spain. These actions reflect our continuing transition from self-manufacturing to outsourced contract production. That transition is now substantially complete in that we have only five manufacturing facilities remaining worldwide.

•	We streamlined our organization by eliminating staff and open positions. The number of individuals employed by us decreased 28% from approximately 12,300 as of November 30, 2003 to 8,850 as of November 28, 2004.

•	In the United States, we rationalized our product lines in the Levi’s® and Dockers® businesses, exiting unprofitable and underperforming product categories and licensing others. These actions improved the overall profitability of these businesses by generating stronger gross margins and reducing operating overhead.

•	We began changing the business model for our Dockers® brand in Europe through establishing a smaller, more centrally-run business unit designed to take better advantage of the larger Levi Strauss Europe organization. The president of the Dockers® business in Europe, along with the leaders of the marketing and merchandising functions, left employment with us in December 2004.

•	We made changes in our global sourcing organization, including establishing its management team in Asia.

•	We took actions during 2004 that strengthened our internal control over financial reporting, including hiring a new vice president to lead our global tax department, hiring individuals for key management-level positions in our corporate controllers and tax groups and reorganizing our corporate controllers department to simplify our structure and reinforce accounting oversight.

•	We made changes in our incentive compensation plans and in our pension plan and our post-retirement health benefits plans for U.S. employees to reduce the cost and long-term cash requirements of those plans.

•	We suspended indefinitely installation of a worldwide enterprise resource planning system in the first quarter of 2004. In August 2004, we decided to implement a more focused enterprise resource planning system in our Asia Pacific region.

In addition, on February 1, 2005, we announced that we had appointed Hans Ploos van Amstel as our senior vice president and chief financial officer, and on February 3, 2005, our Board of Directors elected Leon J. Level to join the board. For more information about Mr. Ploos van Amstel and Mr. Level, please see “Item 10 — Directors and Executive Officers”.

Our Priorities for 2005. We continue to focus on our core strategies in 2005. In executing those strategies, our priorities in 2005 are to:

•	strengthen and grow the Levi’s® brand business around the world;

•	revitalize our Dockers® business by stabilizing the business in the United States while maintaining its current level of profitability and, in Europe and Asia Pacific, executing a new business model to decrease complexity and improve financial performance;

•	grow the Levi Strauss Signature™ business in the mass channel around the world; and

•	reduce product and organizational costs, increase operational efficiency, improve our go-to-market process, improve the linkage of product supply to consumer demand and leverage our global sourcing network.

Our Financing Arrangements. In 2004 and in early 2005, we made several significant changes in our financing arrangements:

•	In August 2004, we obtained amendments to our senior secured term loan and senior secured revolving credit facility. The amendments primarily provided for the lenders’ consent to our proposed sale of our Dockers® business. The amendment to the term loan also made changes in the prepayment provisions and the financial, operational and certain other covenants in our revolving credit facility and term loan, including replacing a consolidated fixed charge coverage ratio covenant with a consolidated senior secured leverage ratio covenant. We believe these changes in the covenants give us greater flexibility.

•	In December 2004, we repaid at maturity all remaining amounts (approximately $57 million in principal amount and interest) owing under a credit facility we entered into in 1999 secured by most of the equipment located at our customer service centers in Kentucky, Mississippi and Nevada.

•	In December 2004, we issued $450.0 million in unsecured notes. The notes mature in 2015 and bear interest at 9.75% per annum. In January 2005, we used approximately $372 million of the $450.0 million of gross proceeds from the notes offering to purchase approximately $372 million in aggregate principal amount of our outstanding senior notes due 2006 notes through a tender offer. We intend to use the remaining proceeds to repay outstanding debt (which may include the remaining 2006 notes), or for the payment of premiums, fees and expenses relating to the offering and tender offer. We may also elect to use these remaining proceeds for other corporate purposes consistent with requirements of our credit agreements, indentures and other agreements. As a result of the notes issuance and tender offer, we have reduced the principal amount owing at maturity of our 2006 notes from $450 million to $78 million. As a result, we have not yet met the 2006 refinancing condition of our senior secured term loan. For more information about our financing arrangements, including the status of the refinancing conditions in our credit agreements, please see “— Indebtedness”.

Our Debt and Liquidity. As of February 13, 2005, our total availability under our amended senior secured revolving credit facility was approximately $400.3 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $281.3 million. In addition, we had liquid short-term investments in the United States totaling approximately $129.6 million, resulting in a net liquidity position (availability and liquid short-term investments) of $410.9 million in the United States.

Results of Operations

Year Ended November 28, 2004 as Compared to Year Ended November 30, 2003

The following table summarizes, for the years indicated, items in our consolidated statements of operations, the changes in these items from 2003 to 2004 and these items expressed as a percentage of net sales (amounts may not total due to rounding).

(Dollars in thousands)	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)	2004 % of Net Sales	2003 % of Net Sales
Net sales	$4,072,455	$4,090,730	$(18,275)	(0.4)%	100.0%	100.0%
Cost of goods sold	2,288,406	2,516,521	(228,115)	(9.1)%	56.2%	61.5%

Gross profit	1,784,049	1,574,209	209,840	13.3%	43.8%	38.5%
Selling, general and administrative expenses	1,299,766	1,353,314	(53,548)	(4.0)%	31.9%	33.1%
Long-term incentive compensation expense (reversal)	45,171	(138,842)	184,013	132.5%	1.1%	(3.4)%
Gain on disposal of assets	(3,576)	(2,685)	(891)	33.2%	(0.1)%	(0.1)%
Other operating income	(52,034)	(39,936)	(12,098)	30.3%	(1.3)%	(1.0)%
Restructuring charges, net of reversals	133,623	89,009	44,614	50.1%	3.3%	2.2%

Operating income	361,099	313,349	47,750	15.2%	8.9%	7.7%
Interest expense	260,124	254,265	5,859	2.3%	6.4%	6.2%
Other expense, net	5,450	90,376	(84,926)	(94.0)%	0.1%	2.2%

Income (loss) before taxes	95,525	(31,292)	126,817	405.3%	2.3%	(0.8)%
Income tax expense	65,135	318,025	(252,890)	(79.5)%	1.6%	7.8%

Net income (loss)	$30,390	$(349,317)	$379,707	108.7%	0.7%	(8.5)%

Consolidated net sales were essentially flat and, on a constant currency basis, decreased 4.0%.

The following table shows our net sales for our North America, Europe and Asia Pacific businesses and the changes in these results from 2003 to 2004.

	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)				As Reported	Constant Currency
North America	$2,426,455	$2,590,368	$(163,913)	(6.3)%	(6.5)%
Europe	1,042,125	992,140	49,985	5.0%	(5.7)%
Asia Pacific	603,875	508,222	95,653	18.8%	12.0%

Total net sales	$4,072,455	$4,090,730	$(18,275)	(0.4)%	(4.0)%

North America net sales decreased 6.3% and, on a constant currency basis, decreased 6.5%.

The following table presents our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results from 2003 to 2004.

	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)				As Reported	Constant Currency
U.S. Levi’s® brand	$1,254,546	$1,381,377	$(126,831)	(9.2)%	(9.2)%
U.S. Dockers® brand	649,356	820,531	(171,175)	(20.9)%	(20.9)%
U.S. Levi Strauss Signature ™ brand	336,020	216,726	119,294	55.0%	55.0%
Canada and Mexico	186,533	171,734	14,799	8.6%	15.6%

Total North America net sales	$2,426,455	$2,590,368	$(163,913)	(6.3)%	(6.5)%

The following discussion summarizes net sales performance in 2004 of our U.S. brands. In these sections, the tables showing net sales for the Levi’s® and Dockers® brands break out net sales between “Licensed Categories” and “Continuing Categories.”

•	By “categories,” we mean broad product groupings like men’s jeans, women’s tops and men’s jackets.

•	The “Licensed Categories” line shows our net sales attributable to product categories that we marketed and sold ourselves during the relevant period for which we have also entered into licensing agreements as of November 28, 2004. In some cases our sales of products in these categories may have stopped during the current period; in other cases, we had sales during the current period but our sales will stop in the coming months as the licensee takes over the category. Royalty payments received from licensees appear in the “Other operating income” line item in our statement of operations.

•	The “Continuing Categories” line shows our net sales for all other product categories and reflects sales of both continuing products within a category, such as 501® jeans for men, as well as those products that we may have replaced or discontinued as part of our product assortment and rationalization activities.

We believe this presentation is useful to the reader because it shows the impact of product category licensing on our net sales. As we move to licensing more of our non-core product lines, we expect our revenues from “licensed categories” to decrease and our revenues from royalty payments to increase. We present this data for our U.S. Levi’s® and Dockers® brands only because there has been no significant licensing of product categories that we have marketed and sold ourselves in our U.S. Levi Strauss Signature™ brand or in our Europe and Asia Pacific businesses.

In addition, in the sections discussing the U.S. Levi’s® and Dockers® brands, we use the term “dilution”. By “dilution”, we mean the impact on sales of recording allowances for estimated returns, discounts and retailer promotions and incentives.

Levi’s® Brand. The following table shows net sales of our U.S. Levi’s® brand, including the changes in these results from 2003 to 2004.

(Dollars in thousands)	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
U.S. Levi’s® brand — Continuing categories	$1,213,831	$1,290,692	$(76,861)	(6.0)%
U.S. Levi’s® brand — Licensed categories	40,715	90,685	(49,970)	(55.1)%

Total U.S. Levi’s® brand net sales	$1,254,546	$1,381,377	$(126,831)	(9.2)%

Net sales in our U.S. Levi’s® brand in 2004 decreased 9.2% from 2003. The decrease was primarily due to the following factors:

•	We took a number of product rationalization actions in line with our strategy to focus the brand on more category competitive jeanswear product assortments in our core channels of distribution and improve our profitability. Those actions included licensing certain non-core products, discontinuing underperforming products and reducing sales to non-core channels. Our exit from products through licensing accounted for approximately $50.0 million of the decline. Lower sales to warehouse/club and off-price channels accounted for approximately $57.4 million of the decline.

•	Fiscal 2004 contained one fewer sales week, since 2003 had 53 fiscal weeks compared to 52 weeks in 2004. This contributed approximately $21.2 million to the decline.

•	The impact of year-over-year wholesale price reductions which commenced in June 2003 contributed to the decrease.

•	Internal operational issues adversely affected our ability to service increased demand for Levi’s® jeans in the third and fourth quarters of 2004. As a result, we were not able to fulfill all of the orders for our products and thereby missed sales.

Partially offsetting these factors were an increase in sales in our main channels of distribution, the elimination of our volume incentive fund program, and lower product returns and allowances.

Key product, marketing and operational initiatives in 2005 include:

•	For Spring 2005, our Levi’s® men’s business will introduce new finishes and new fits, including the 527 fit, a low rise boot cut jean and the 514 fit, a slim straight jean inspired by styles popular in the U.S. skate boarding community. Our Levi’s® women’s products will focus on enhanced new finishes, such as dark and tinted finishes for misses products and tinted and authentic vintage finishes for juniors, as well as new skinny and straight fits. We expect seasonal cuffed and capri styles to be key drivers for our misses products in 2005, and capris and shorts to add seasonal volume in the Spring and Summer for our juniors’ business.

•	We are continuing our print and national television “A Style for Every Story™” advertising campaign, highlighting our flagship 501® jean, our Original 505® straight jean, and our 569® loose straight jean, and in print, our range of fits for the men’s, women’s and junior’s businesses. We are also working to increase the visibility of our Levi’s® brand products at retail, including introducing new product packaging and new store display programs and continuing to open our Levi’s® Stores in selected urban locations.

•	We continue to focus on our order-to-ship cycle, particularly in our women’s business, to improve responsiveness and reduce dilution risk. We are working to continue to improve our supply planning and replenishment capabilities to reduce the risk of not being able to fill customer orders. We are also refining our collaborative assortment planning process with our key retail customers.

Dockers® Brand. The following table shows net sales of our U.S. Dockers® brand, including changes in these results from 2003 to 2004.

(Dollars in thousands)	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
U.S. Dockers® brand — Continuing categories	$639,361	$776,461	$(137,100)	(17.7)%
U.S. Dockers® brand — Licensed categories	2,671	12,548	(9,877)	(78.7)%
U.S. Dockers® brand — Discontinued Slates® pants	7,324	31,522	(24,198)	(76.8)%

Total U.S. Dockers® brand net sales	$649,356	$820,531	$(171,175)	(20.9)%

Net sales in our U.S. Dockers® brand in 2004 decreased 20.9% from 2003. The decrease was primarily due to the following factors:

•	We engaged in product rationalization efforts, including licensing our women’s tops and boys businesses, which accounted for approximately $9.9 million of the decline, and exiting our Slates® dress pants business, which contributed approximately $24.2 million to the decline.

•	We made strategic decisions to maintain a smaller but more profitable shorts business and to reduce sales to the outlet and club channels.

•	Our core pants products for both men and women underperformed. We believe this resulted from a trend away from core khaki products to products featuring more style and fashion.

•	As a result of improved forecasting and inventory management, we reduced excess inventory, thereby reducing our sales to the off-price channels.

•	The one fewer sales week in 2004 contributed approximately $15.8 million to the decline.

•	The impact of year-over-year wholesale price reductions (commenced in June 2003), our summer 2004 exploration of sale of the Dockers® brand, which required a substantial commitment of management time and may have affected retailer perceptions of the business, and lower advertising spending, also contributed to the decrease.

Partially offsetting these factors were the improved performance of our men’s Dockers® proStyle™ pants and tops and women’s Metro and capri pants categories. Lower overall dilution resulting from the full-year effect of changes made to our volume incentive program and lower price differentials achieved through better inventory management also helped offset the net sales decline.

Key product, marketing and operational initiatives in 2005 include:

•	Our 2005 product offering for men features our Dockers® proStyle™ product collection and our Dockers® Never-Iron™ Cotton pant, both lines that combine performance innovation with style. The proStyle™ collection offers casual business wear, including dress pants, khakis and tops, that incorporate multiple performance features with a dressier style. Our Never-Iron™ Cotton pant comes out of the dryer with the pressed appearance of a dry-cleaned product.

•	Our 2005 product offering for women features our Metro pant, a product incorporating an updated style and fit for a more contemporary look targeted to a younger attitude consumer. The Metro Pant reflects our emphasis on trend core products over core legacy products for women in line with current marketplace dynamics.

•	Our Spring 2005 advertising efforts will feature television advertising spots that will focus on a “head to toe” look which emphasizes style and an emotional connection with the Dockers® brand. The advertising will feature both men and women. We are focused on executing marketing programs that drive one brand look through our advertising to our on-floor presentation at retail.

•	Our operational initiatives include refining our go-to-market process to be more sportswear-focused, improving our women’s business model and, as in other areas of our business, improving our order fill rates.

Levi Strauss Signature™ Brand. Net sales in our U.S. Levi Strauss Signature™ brand in 2004 increased 55.1% or $119.3 million as compared to the prior year. This increase primarily reflects expansion of our customer base during 2004. Key factors in driving our net sales results were as follows:

•	Our products were offered in approximately 3,000 Wal-Mart stores for the full twelve months of 2004 as compared to seven months in 2003, the year in which we launched the brand.

•	We launched the brand into approximately 1,200 Target stores in the first quarter of 2004, into Meijer, ShopKo and Pamida stores in the second quarter, and into approximately 225 Kmart stores in the fourth quarter.

•	We introduced a new pricing strategy, which differentiates core products from fashion basics, to drive consumer awareness of the value-for-price of our products.

•	We continued to introduce new products with new fits and finishes. We saw growth primarily in the men’s, young men’s and misses segments.

•	We continued driving awareness of our Levi Strauss Signature® brand through our NASCAR marketing agreement, presence and publicity efforts, on-line selling through WalMart.com and Target.com and in-store promotions.

•	We expanded our marketing efforts, launching our first print advertising campaign targeted to women, the “What’s a Signature Worth” campaign, which appeared in female focused magazines and on websites such as Yahoo and MSN.

Key product, marketing and operational initiatives in 2005 include:

•	We intend to expand the brand portfolio across all consumer segments.

•	Our marketing efforts remained focused on increasing consumer awareness of the brand. We expect to extend our relationship with NASCAR star Jimmie Johnson. We also intend to drive broad-based brand awareness and relevance with women through a national magazine advertising effort in family, shelter, cooking and lifestyle publications and a women’s-focused version of our Levi Strauss Signature™ Fit Pit.

•	Our operational focus is on continuing door and fixture expansion, driving door and fixture productivity and improving our order fulfillment capability while maintaining appropriate inventory levels and sourcing arrangements.

Europe net sales increased 5.0% and, on a constant currency basis, decreased 5.7%.

The following table presents our net sales in our Europe region broken out for our brands including changes in these results from 2003 to 2004.

	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)				As Reported	Constant Currency
Europe Levi’s® brand	$920,699	$891,008	$29,691	3.3%	(7.2)%
Europe Dockers® brand	92,801	101,132	(8,331)	(8.2)%	(18.0)%
Europe Levi Strauss Signature™ brand	28,625	—	28,625	—	—

Total Europe net sales	$1,042,125	$992,140	$49,985	5.0%	(5.7)%

Levi’s® Brand. Weak market and retail conditions, poor order fulfillment performance and product rationalization actions drove the 7.2% net sales decrease in the Levi’s® brand in Europe on a constant currency basis in 2004. The sales decline was primarily in our men’s category, with the largest decreases occurring in Spain, France, Germany and the Benelux. Our businesses in Italy and the United Kingdom reported sales increases for the year on a constant currency basis.

While our net sales for the year were down, the rate of decline improved during the second and third quarters, and net sales increased in the fourth quarter as compared to the same period in the prior year. We took a number of actions to improve our sales performance including:

•	repositioning the business with a new brand architecture and premium price positioning;

•	upgrading our product offering; and

•	executing new advertising that highlights the fit benefits of 501® jeans;

We believe these actions led to the improving sales trend during the year, including a 2% increase in sales on a constant currency basis for the fourth quarter of 2004 as compared to the same period in the prior year.

Key product, marketing and operational initiatives in 2005 include:

•	driving innovation in our core fits and developing advanced fits and finishes for premium products in our drive to more premium positioning for the brand;

•	continuing our advertising supporting the 501® jean;

•	continuing to refine and strengthen our local business units and sales capability; and

•	improving our order fulfillment capability.

Dockers® Brand. A weak retail replenishment business due to soft consumer demand resulted in an 18.0% net sales decrease in the Dockers® brand on a constant currency basis in 2004. Poor customer service performance, including low order fulfillment rates, also adversely affected the business.

During the fourth quarter we announced that we are reorganizing the Dockers® business in Europe. We are currently in the process of developing a new business model and marketing program for the brand. We are moving management of the business from Amsterdam to Brussels, our European headquarters. We expect that the changes will improve the brand’s financial performance in Europe and decrease complexity through a more streamlined organization. We believe the move will allow the brand to reduce its facility costs as well as leverage the resources of the larger Levi Strauss Europe organization. We are also in the process of rationalizing the Dockers® product line by focusing on core products. We expect these changes in the product range will be reflected at retail stores in the fall of 2005. During the third quarter of 2005, we expect to incur restructuring charges of approximately $7.7 million in connection with these changes. For more information, see Note 3 to our Consolidated Financial Statements.

Levi Strauss Signature™ Brand. We launched the Levi Strauss Signature™ brand in France, Germany, the United Kingdom and Switzerland in 2004. Our focus in 2005 is on building our business in these launch markets, where our customers include Carrefour in France, Wal-Mart in Germany, ASDA-Wal-Mart in the United Kingdom and Migros in Switzerland, and on targeted expansion to other countries.

Asia Pacific net sales increased 18.8% and, on a constant currency basis, increased 12.0%.

The following table presents our net sales in our Asia Pacific region broken out for our brands, including changes in these results from 2003 to 2004.

	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)				As Reported	Constant Currency
Asia Pacific Levi’s® brand	$568,414	$480,631	$87,783	18.3%	11.3%
Asia Pacific Dockers® brand	21,974	21,947	27	0.1%	(1.4)%
Asia Pacific Levi Strauss Signature™ brand	13,487	5,644	7,843	139.0%	110.9%

Total Asia Pacific net sales	$603,875	$508,222	$95,653	18.8%	12.0%

Our Asia Pacific region realized a 12.0% increase in net sales on a constant currency basis in 2004 compared with 2003. While our net sales for the year were up, the rate of growth slowed during the second half of the year. The net sales increase for the year was driven by an 11.3% increase in net sales on a constant currency basis of our Levi’s® brand products and our continuing expansion of our Levi Strauss Signature™ brand in Japan, Australia and Taiwan. Net sales increased in most countries in the region, with the exception of Australia and Singapore, which were affected by soft retail conditions in those countries. South Korea, our fastest growing business in the region, continued to achieve strong growth, with an increase in net sales of approximately 43.0% from 2003 on a constant currency basis. Japan, which represents our largest business in Asia Pacific with approximately 45% of regional net sales for 2004, had a 6.0% increase in net sales from 2003 on a constant currency basis.

The increases in the Asia Pacific region were attributable to a number of factors, including:

•	relatively stable political environments and social conditions across the region;

•	innovative product concept launches, such as our Red Loop™ products, Levi’s® LadyStyle™ products and Levi’s® 501® jeans with new fits and finishes;

•	upgraded retail concepts; and

•	targeted promotional events and advertising, such as our Levi’s® Red Tab™ jeans campaign.

Our focus areas in 2005 include driving innovation and newness in our core products, including the 501® jean and our Levi’s® LadyStyle™ collection; continuing to enhance retail presentation and dedicated franchise store distribution around the region; integrating new markets that were moved to the Asia Pacific organization in 2004 (Turkey, South Africa and Latin America); and expanding distribution of our Levi Strauss Signature™ business.

Gross profit increased 13.3%. Gross margin was 43.8%, reflecting an increase of 5.3 percentage points.

Factors that increased our gross profit included:

•	a favorable mix of more profitable core products in part due to our product rationalization efforts;

•	improved management of returns, allowances and product transition costs, particularly in the United States;

•	lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of production to lower cost sources;

•	lower employee benefit expense, resulting from the plant closures and the termination costs incurred in 2003 related to our reorganization initiatives;

•	lower inventory markdowns due to product rationalization efforts and improved inventory management; and

•	the translation impact of stronger foreign currencies of approximately $73.6 million.

Our gross margin increased primarily due to a favorable mix of more profitable core products, our product rationalization efforts, including decisions to exit underperforming categories, lower returns and sales allowances, lower sourcing costs, reflecting the closure of our remaining North America manufacturing plants and the shift of production to lower cost sources, and a lower proportion of sales of marked-down obsolete and excess products, particularly in the United States. The increase was partially offset by the lower gross margin on Levi Strauss Signature™ products.

Our cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities as these costs vary with product volume. We include substantially all the costs related to receiving and inspection at distribution centers, warehousing and other activities associated with our distribution network in selling, general and administrative expenses. Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network in cost of goods sold.

Selling, general and administrative expenses decreased 4.0% and decreased as a percentage of net sales by 1.2 percentage points.

Various factors contributed to the decrease in our selling, general and administrative expenses:

•	We had lower salaries and wages and related expenses due to the impact of reduced headcount resulting from our reorganization initiatives in the United States and Europe and general cost controls.

•	We recognized income of approximately $4.0 million related to our post-retirement medical benefit plans, as compared to expense of approximately $53.4 million for 2003. In addition, we recognized curtailment gains related to our post-retirement benefit plans of approximately $27.4 million as compared to $21.0 million in 2003. These changes result from the impact of our restructuring initiatives and decreased coverage of our post-retirement medical plans for certain employees and retired participants.

•	We reversed approximately $16.0 million of workers compensation reserves in 2004 as a result of changes in estimates due primarily to the decrease in actual claims experience during the year.

These decreases were partially offset by the following:

•	Our advertising expense increased by approximately $19.6 million to $302.6 million, an increase of 7.0% compared to 2003. Advertising expense as a percentage of net sales was 7.4% compared to 6.9% in 2003. The increase, which occurred in the fourth quarter of 2004, reflected higher media and promotion spending in our businesses worldwide. In 2003, our advertising and promotion expenditures were more heavily concentrated in the first nine months of the year. During 2004, approximately 42% of our total advertising and promotion expenditures occurred in the fourth quarter, compared to approximately 20% in the same period of 2003.

•	We recorded annual incentive plan expense of $70.4 million in 2004, compared to $9.1 million in 2003.

•	The impact of foreign currency translation resulted in an approximately $51.3 million increase in selling, general and administrative expenses in 2004.

•	We had higher selling, general and administrative expenses in our Asia Pacific region to provide infrastructure support to our growing business in that region.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $215.1 million (5.3% of consolidated net sales) in 2004 as compared to $211.6 million (5.2% of consolidated net sales) in 2003. The increase is due to the impact of foreign currency translation. U.S. distribution expenses totaled $127.2 million (5.7% of net sales in the United States) and $135.3 million (5.6% of net sales in the United States) for 2004 and 2003, respectively. The decrease in these expenses primarily reflect lower benefit expense related to our benefit plan amendment and restructuring initiatives, lower shipping volume, cost reductions at our U.S. third-party distribution centers and non-recurrence of start-up costs incurred in 2003 associated with our initial shipments of Levi Strauss Signature™ products in the United States.

Long-term incentive compensation expense was $45.2 million as compared to net reversals of $138.8 million in 2003.

Our 2003 results reflect a substantial reversal of long-term incentive compensation plan accruals as a result of lower than expected payouts in 2003 due to changes in our financial performance. The $45.2 million expense for 2004 reflects our new long-term incentive compensation program and the related payouts in July 2004 and estimated remaining payouts due in February and July 2005.

Other operating income increased 30.3%.

Other operating income is comprised of royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees. In 2004, royalty income increased $12.1 million as compared to 2003. The increase was attributable primarily to our decision to license additional Levi’s® and Dockers® brand product categories, an increase in the number of licensees and increased sales by licensees of accessories, sportswear, and home products, partially offset by decreased sales by licensees of footwear.

Restructuring charges, net of reversals, were $133.6 million as compared to $89.0 million in 2003.

Our restructuring charges for 2004 reflected the following activities:

•	In 2004, we closed our two owned and operated manufacturing plants in Spain, which resulted in the displacement of approximately 450 employees. We recorded in 2004 charges of approximately $27.3 million related to severance and other restructuring costs for this initiative.

•	In 2004, we closed our owned and operated manufacturing plant in Adelaide, South Australia, which resulted in the displacement of approximately 90 employees. We recorded in 2004 charges of approximately $2.6 million related to severance and other restructuring costs for this initiative.

•	In 2004, we indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use. We recorded a charge of approximately $42.7 million, net of reversals, during 2004 related to this initiative. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.7 million for other restructuring costs, primarily non-cancelable project contractual commitments, and $33.4 million for the write-off of capitalized project costs. In August 2004, we decided to implement a new enterprise resource planning system for our Asia Pacific region. This decision will likely result in the utilization of certain assets, primarily comprised of software and licenses with an original cost of approximately $4 to $5 million, that we had previously written off in the first quarter of 2004 due to the indefinite suspension of the worldwide initiative.

•	During 2004, we began the process of changing our Dockers® business model in Europe. We plan to transfer and consolidate our Dockers® Europe’s operations in Brussels, which is our European headquarters. We anticipate that the move will take place in the third quarter of 2005, resulting in the closure of our Amsterdam office and the displacement of approximately 65 employees based there. In November 2004, the president of the Dockers® business in Europe, along with the leaders of the marketing and merchandising functions, left employment with us. As of November 28, 2004, we recorded a charge of approximately $1.5 million, primarily related to severance and related benefits resulting from the termination of these executives. During the third quarter of 2005, we expect to incur restructuring charges of approximately $7.7 million in connection with these changes. For more information, see Note 3 to our Consolidated Financial Statements.

•	In 2003, we made organizational changes in our U.S. business intended to reduce the time it takes from initial product concept to placement on the retailer’s shelf and to reduce costs. In 2004, we further reduced resources associated with our corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in our U.S. human resources function. We recorded in 2004 charges of approximately $34.9 million, net of reversals, related to severance, benefits and other restructuring costs for this initiative.

•	In 2003, we decided to close our remaining manufacturing and finishing operations in the United States and Canada. During 2004, we recorded charges of approximately $12.9 million, net of reversals, related to severance and other restructuring costs for this initiative.

•	In 2003, we made organizational changes in our European business intended to consolidate and streamline operations in our Brussels headquarters. In 2004, we commenced additional reorganization actions to further streamline our European operations. In 2004, we recorded charges of $18.0 million for additional severance and benefits and legal fees associated with severance negotiations, and reversals of $2.6 million associated with lower than anticipated severance and employee benefits.

Operating income increased 15.2%. Operating margin was 8.9%, reflecting an increase of 1.2 percentage points.

The following table shows our operating income by brand in the United States and in total for our North America, Europe and Asia Pacific regions, the changes in results from 2003 to 2004 and results presented as percentage of net sales:

(Dollars in thousands)	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)	2004 % of Net Sales		2003 % of Net Sales
U.S. Levi’s® brand	$297,438	$197,408	$100,030	50.7%	23.7%		14.3%
U.S. Dockers® brand	141,965	146,225	(4,260)	(2.9)%	21.9%		17.8%
U.S. Levi Strauss Signature™ brand	36,239	24,306	11,933	49.1%	10.8%		11.2%
Canada and Mexico (all brands)	44,094	34,489	9,605	27.8%	23.6%		20.1%

North America (all brands)	519,736	402,428	117,308	29.2%	21.4%		15.5%
Europe (all brands)	172,008	112,918	59,090	52.3%	16.5%		11.4%
Asia Pacific (all brands)	125,267	93,032	32,235	34.6%	20.7%		18.3%

Regional operating income	817,011	608,378	208,633	34.3%	20.1	%*	14.9	%*

Corporate:
Long-term incentive compensation (expense) reversal	(45,171)	138,842	184,013	132.5%	(1.1	)%*	3.4	%*
Restructuring charges, net of reversals	(133,623)	(89,009)	44,614	50.1%	(3.3	)%*	(2.2	)%*
Depreciation and amortization expense	(62,606)	(64,176)	(1,570)	(2.4)%	(1.5	)%*	(1.6	)%*
Other corporate expense	(214,512)	(280,686)	(66,174)	(23.6)%	(5.3	)%*	(6.9	)%*

Total corporate expense	(455,912)	(295,029)	160,883	54.5%	(11.2	)%*	(7.2	)%*

Total operating income	$361,099	$313,349	$47,750	15.2%	8.9	%*	7.7	%*

*	Percentage of consolidated net sales.

In 2004, higher regional operating income and lower corporate expenses were partially offset by increased long-term incentive compensation expense and higher restructuring charges.

Regional Summaries. The following summarizes the changes in operating income by region:

•	North America. The increase in operating income was primarily attributable to our product rationalization efforts, lower returns, allowances and price discounts in the United States, lower sales of marked-down obsolete and excess products, and lower inventory markdowns. It was also due to lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of contractor production to lower cost countries, and lower selling, general and administrative expenses. Our businesses in Canada and Mexico also reported increases in operating income on higher net sales. The operating income increase in North America was partially offset by lower sales volume in our U.S. Dockers® brand.

•	Europe. The increase in operating income was primarily attributable to a greater proportion of higher priced products and lower sourcing costs resulting from our strategic decision to reposition the Levi’s® brand and through various cost reduction initiatives, including utilization of lower cost sourcing locations and more effective negotiations with suppliers, and lower selling, general and administrative expenses. Also contributing to the increase was the impact of stronger foreign currencies. Partially offsetting these factors were lower volumes in our Levi’s® and Dockers® brands.

•	Asia Pacific. The increase in operating income was driven by higher sales volume, favorable product mix within the super premium and premium segments, and stronger margins resulting from sourcing initiatives. Also contributing to the increase was the impact of stronger foreign currencies. The region incurred increased selling, general and administrative expenses to drive sales growth, but these expenses decreased as a percentage of revenue.

Long-term incentive compensation expense (reversal). The increase is attributable to the current year expense for our 2004 incentive compensation program and our recording in 2003 of reversals of previously recorded incentive compensation plan accruals due to lower expected payouts under our prior long-term incentive compensation plans.

Restructuring charges, net of reversals. Our restructuring charges increased primarily as a result of our 2004 reorganization initiatives, including the closing of our plants in Australia and Spain, our organizational changes in Europe and North America and our suspension of a worldwide enterprise resource planning system.

Other corporate expense. We reflect annual incentive compensation plan costs for corporate employees, post-retirement medical benefit plan curtailment gains and corporate staff costs in other corporate expense. The decrease in total other corporate expense of $66.2 million in 2004 was primarily attributable to a higher curtailment gain related to our post-retirement medical plan and lower salaries and lower expenses resulting from our comprehensive cost reduction initiatives. Partially offsetting these factors were higher expenses associated with our annual incentive compensation plan.

The following table summarizes significant components of other corporate expense:

(Dollars in thousands)	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
Annual incentive compensation plan — corporate employees	$21,303	$751	$20,552	NM
Post-retirement medical benefit plan curtailment gain	(27,426)	(21,021)	6,405	30.5%
Corporate staff costs and other expense	220,635	300,956	(80,321)	(26.7)%

Total other corporate expense	$214,512	$280,686	$(66,174)	(23.6)%

Interest expense increased 2.3%.

The higher interest expense was primarily due to higher effective interest rates in 2004. The weighted average interest rate on average borrowings outstanding for 2004 and 2003, including the amortization of debt issuance costs and interest rate swap cancellations, was 10.60% and 10.05%, respectively. The increase in our weighted average interest rate resulted primarily from a higher interest rate on our senior secured term loan obtained during the fourth quarter of 2003, as compared to our 2003 senior secured credit facility it replaced. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under our deferred compensation plans and other miscellaneous items.

Other expense, net decreased 94.0%.

The following table summarizes significant components of other expense, net:

(Dollars in thousands)	Year Ended November 28, 2004	Year Ended November 30, 2003	$ Increase (Decrease)	% Increase (Decrease)
Foreign exchange management contracts losses	$26,809	$84,803	$(57,994)	(68.4)%
Foreign currency transaction gains	(15,028)	(20,960)	(5,932)	(28.3)%
Interest income	(3,933)	(4,470)	(537)	(12.0)%
Loss on early extinguishment of debt	—	39,353	(39,353)	(100.0)%
Minority interest — Levi Strauss Japan K.K.	1,561	2,270	(709)	(31.2)%
Minority interest — Levi Strauss Istanbul Konfeksiyon	65	(725)	790	109.0%
Other	(4,024)	(9,895)	(5,871)	(59.3)%

Total	$5,450	$90,376	$(84,926)	(94.0)%

The $84.9 million decrease in other expense, net, was primarily driven by a decrease in losses on foreign exchange management contracts and the recognition in 2003 of a $39.4 million loss on early extinguishment of debt. The loss on early extinguishment of debt in 2003 related to our purchase of $327.3 million in principal amount of our 6.80% notes, the write-off of unamortized bank fees associated with the refinancing in January 2003 of our 2001 bank credit facility and the refinancing in September 2003 of both our January 2003 credit facility and our July 2001 U.S. receivables securitization transaction. The decrease was partially offset by lower foreign currency transaction gains in 2004.

We use foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in “other expense, net”. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “other expense, net”. The decrease in foreign exchange management contract losses, from $84.8 million in 2003 to $26.8 million in 2004, was due to a reduction in outstanding foreign currency exposures and lower depreciation of the U.S. dollar against major foreign currencies in 2004 as compared to 2003.

Foreign currency transactions are transactions denominated in a currency other than the recording entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. Balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate at each balance sheet date. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “other expense, net”. For 2004 and 2003, the net gains of $15.0 million and $21.0 million, respectively, were caused by remeasurement of foreign currency denominated balances at the exchange rates existing at the balance sheet dates. For more information, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk”.

Income tax expense decreased by $252.9 million.

Income tax expense was $65.1 million for 2004 compared to $318.0 million for 2003. The $252.9 million decrease is primarily related to our recording in 2003 of a $282.4 million increase in valuation allowance against deferred tax assets, including our foreign tax credits, state and foreign net operating loss carryforwards and alternative minimum tax credits. For more information, see “Tax Matters”.

Net income was $30.4 million, compared to a net loss of $349.3 million in 2003.

The increase in net income for 2004 was due primarily to higher gross profit, lower selling general and administrative expense, increased royalty income, lower foreign exchange management contracts losses, lower income tax expense and the recognition in 2003 of a loss on early extinguishment of debt, partially offset by the impact of the prior year reversal of long-term incentive compensation and increased restructuring charges in the current year.

Year Ended November 30, 2003 as Compared to Year Ended November 24, 2002

Our 2003 and 2002 financial results discussed below give effect to our transfer, effective at the beginning of fiscal 2004, from the Europe and the North America regions to the Asia Pacific region, of management responsibility for our Middle East, Africa and South America businesses.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of income, the changes in such items from 2002 to 2003 and such items expressed as a percentage of net sales (amounts may not total due to rounding).

(Dollars in thousands)	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)	2003 % of Net Sales	2002 % of Net Sales
Net sales	$4,090,730	$4,145,866	$(55,136)	(1.3)%	100.0%	100.0%
Cost of goods sold	2,516,521	2,456,191	60,330	2.5%	61.5%	59.2%

Gross profit	1,574,209	1,689,675	(115,466)	(6.8)%	38.5%	40.8%
Selling, general and administrative expenses	1,353,314	1,285,855	67,459	5.2%	33.1%	31.0%
Long-term incentive compensation expense (reversal)	(138,842)	70,270	(209,112)	(297.6)%	(3.4)%	1.7%
Gain on disposal of assets	(2,685)	(1,600)	(1,085)	67.8%	(0.1)%	0.0%
Other operating income	(39,936)	(34,450)	(5,486)	15.9%	(1.0)%	(0.8)%
Restructuring charges, net of reversals	89,009	115,455	(26,446)	(22.9)%	2.2%	2.8%

Operating income	313,349	254,145	59,204	23.3%	7.7%	6.1%
Interest expense	254,265	186,493	67,772	36.3%	6.2%	4.5%
Other expense, net	90,376	41,065	49,311	120.1%	2.2%	1.0%

Income (loss) before taxes	(31,292)	26,587	(57,879)	(217.7)%	(0.8)%	0.6%
Income tax expense	318,025	19,248	298,777	1552.2%	7.8%	0.5%

Net income (loss)	$(349,317)	$7,339	$(356,656)	(4859.7)%	(8.5)%	0.2%

Consolidated net sales decreased 1.3% and, on a constant currency basis, decreased 5.7%.

The following table shows our net sales for our North America, Europe and Asia Pacific businesses, the changes in these results from 2002 to 2003 and these results presented as a percentage of net sales (amounts may not total due to rounding).

(Dollars in thousands)	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)
				Reported	Constant Currency
North America	$2,590,368	$2,674,515	$(84,147)	(3.1)%	(3.2)%
Europe	992,140	1,049,217	(57,077)	(5.4)%	(19.6)%
Asia Pacific	508,222	422,134	86,088	20.4%	11.0%

Total net sales	$4,090,730	$4,145,866	$(55,136)	(1.3)%	(5.9)%

The primary factors underlying the decrease in our net sales were a weak retail climate and deflationary pressures in most apparel markets in which we operate, and wholesale price reductions we took in the United States in mid-2003. As a result of these factors, sales of our Levi’s® and Dockers® products in the United States and Europe were lower. This decrease was offset in part by sales from the launch of our Levi Strauss Signature™ brand in the United States in July 2003 and in Canada, Australia and Japan in the fourth quarter of 2003. The decrease in net sales was also offset in part by the continuing strength of our Asia Pacific business.

North America net sales decreased 3.1% and, on a constant currency basis, decreased 3.2%.

The following table presents our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results for 2003 compared to 2002.

	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)				As Reported	Constant Currency
U.S. Levi’s® brand	$1,381,377	$1,596,575	$(215,198)	(13.5)%	(13.5)%
U.S. Dockers® brand	820,531	908,887	(88,356)	(9.7)%	(9.7)%
U.S. Levi Strauss Signature™ brand	216,726	—	216,726	—	—
Canada and Mexico	171,734	169,053	2,681	1.6%	0.5%

Total North America net sales	$2,590,368	$2,674,515	$(84,147)	(3.1)%	(3.2)%

We believe the overall decline in North America net sales for 2003 compared to 2002 was due to a number of factors, including the following:

•	soft market conditions, particularly in men’s apparel, which accounts for a large part of our business;

•	depressed retail sales in department and chain stores where our Levi’s® and Dockers® brands are primarily distributed in the United States;

•	inventory reductions by retailers in response to poor overall retail sales and in anticipation of the potential impact of the Levi Strauss Signature™ launch;

•	wholesale price reductions and higher sales allowances that we offered to our retail customers to improve their margins and help them, as well as us, remain competitive in an increasingly deflationary apparel environment; and

•	sales of our excess seasonal and other inventory at reduced prices.

The decrease in North America net sales for 2003 compared to 2002 was offset in part by sales from the launch in July 2003 of our Levi Strauss Signature™ brand into Wal-Mart stores in the United States and during the fourth quarter into Canada. We shipped a range of men’s, women’s and kids’ products into nearly 3,000 Wal-Mart stores across the United States in one of the largest brand launches in apparel history.

We introduced a number of new products during 2003 including Levi’s® brand corduroys with new styles, an improved fabric feel and performance and a wide range of new colors. We extended our popular Dockers® Go Khaki® pant with Stain Defender®finish to our women’s khaki lines. We also introduced our Dockers® Individual Fit® waistband technology, featuring an expandable waistband, into a number of our men’s and women’s products.

Europe net sales decreased 5.4% and, on a constant currency basis, decreased 19.6%.

The following table presents our net sales in our Europe region broken out for our brands including changes in these results for 2003 compared 2002:

	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)				As Reported	Constant Currency
Europe Levi’s® brand	$891,008	$954,553	$(63,545)	(6.7)%	(20.5)%
Europe Dockers® brand	101,132	94,664	6,468	6.8%	(10.6)%

Total Europe net sales	$992,140	$1,049,217	$(57,077)	(5.4)%	(19.6)%

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

Asia Pacific net sales increased 20.4% and, on a constant currency basis, increased 11.0%.

The following table presents our net sales in our Asia Pacific region broken out for our brands including changes in these results for 2003 compared to 2002.

(Dollars in thousands)	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)
				As Reported	Constant Currency
Asia Pacific Levi’s® brand	$480,631	$401,445	$79,186	19.7%	10.3%
Asia Pacific Dockers® brand	21,947	20,689	1,258	6.1%	(2.3)%
Asia Pacific Levi Strauss Signature™ brand	5,644	—	5,644	—	—

Total Asia Pacific net sales	$508,222	$422,134	$86,088	20.4%	11.0%

Sales growth in Asia reflected the impact of our new products, including the super premium Red Loop™ product introduced in August and improved retail presentation. In Japan, which accounted for approximately 52% of our net sales in the Asia Pacific region for 2003, net sales increased approximately 14% on a constant currency basis compared to 2002. The positive results in Japan also reflected the opening of additional independently owned retail stores dedicated to the Levi’s® brand. Our Levi’s® Type 1™ product line and our Red Tab™ products, including a revitalized 501® jean, performed well in the region. In addition, we introduced our Levi Strauss Signature™ brand into mass channel retailers in Australia and Japan during the fourth quarter of 2003.

Gross profit decreased 6.8%. Gross margin was 38.5%, reflecting a decrease of 2.3 percentage points.

Factors that reduced our gross profit in 2003 included the following:

•	reduced wholesale prices beginning in mid-2003 on our U.S. Levi’s® and Dockers® products in order to provide better margins for our retailers;

•	increased sales allowances and incentives in the United States primarily to facilitate transitions to new Levi’s® and Dockers® products and to clear seasonal and poorly-performing products, including Levi’s® Type 1™ jeans;

•	sales in the United States of our lower-priced products which generated lower gross margins than our other brands;

•	investments in fit, finish and fabric changes and in innovations in our Levi’s® and Dockers® products; and

•	lower sales of our 501® jeans and other core products in Europe and increased sales of lower margin Levi’s® Type 1™ jeans and Levi’s® 580™ jeans.

Cost savings from our 2002 plant closures partially offset the impact of these factors.

Gross profit in 2003 was also adversely affected by restructuring related expenses in 2003 of $27.6 million primarily associated with the 2003 plant closures in the United States. These expenses primarily related to workers’ compensation, post-retirement health and pension plan charges. Gross profit in 2002 was adversely affected by restructuring related expenses of $49.5 million associated with plant closures in the United States and Scotland. Most of those expenses were for workers’ compensation and pension enhancements in the United States.

Unlike in prior periods, gross profit in 2003 does not include post-retirement medical benefits related to retired manufacturing employees, as we have closed our manufacturing plants in the United States. These costs, totaling approximately $37.0 million for 2003, are now reflected in selling, general and administrative expenses. For 2003, gross profit benefited from the translation impact of stronger foreign currencies of approximately $97 million.

Selling, general and administrative expenses increased 5.2% and increased as a percentage of net sales by 2.1 percentage points.

The primary factors that contributed to the increase in our selling, general and administrative expenses in 2003 were as follows:

•	Our selling, general and administrative expenses in 2003 included expense of approximately $37.0 million for post-retirement medical benefits related to retired manufacturing employees, as noted in our discussion of gross profit above. Such costs were reported in cost of goods sold in 2002;

•	We had higher selling, general and administrative expenses as a result of our launch of the Levi Strauss Signature™ brand;

•	The impact of foreign currency translation resulted in an approximately $52.5 million increase in selling, general and administrative expenses; and

•	Our distribution costs increased to approximately $211.6 million in 2003 as compared to $184.7 million in 2002, primarily as a result of the increased distribution costs associated with our launch of the Levi Strauss Signature™ brand in 2003.

These increases were partially offset by the following:

•	Our annual incentive plan expense was $9.1 million in 2003 as compared to $44.4 million in 2002. The decrease reflects the impact of our 2003 operating results on our annual incentive plan payments for 2003;

•	We had a curtailment gain of approximately $21.0 million in 2003 as compared to a curtailment gain of approximately $12.5 million in 2002 due to an amendment in one of our post-retirement medical plans and a displacement of salaried employees in our U.S. business;

•	Our amortization expenses were approximately $11.0 million lower in 2003 as compared to 2002, due to our adoption in 2003 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”, which resulted in the elimination of amortization of our goodwill and indefinite lived intangible assets; and

•	Our advertising expense in 2003 decreased 7.9% to $283.0 million in 2003 as compared to $307.1 million in 2002. Advertising expense in 2003 as a percentage of sales was 6.9% (7.3% of net sales excluding sales of Levi Strauss Signature™ products), compared to 7.4% in 2002, which reflected lower media spending in general and relatively minimal advertising spending for the Levi Strauss Signature™ brand.

Long-term incentive compensation net reversals were $138.8 million as compared to expense of $70.3 million for 2002.

For 2003, we had a net reversal of $138.8 million in long-term incentive compensation, reflecting our performance in 2003, our expectations for 2004 and the impact of income tax expense and other items under our long-term incentive compensation plan. Our long-term incentive compensation expenses in 2002 were $70.3 million.

Other operating income increased 15.9%.

Other operating income includes royalty income we generate through licensing our trademarks to accessory, country and other licensees. The increase is primarily attributable to an increase in 2003 in new licensees, and increased sales in 2003 by licensees of sportswear, loungewear and accessories.

Restructuring charges, net of reversals, were $89.0 million in 2003, as compared to $115.5 million in 2002.

In 2003, we recorded charges of $104.4 million associated with plant closures in the United States and Canada, and organizational changes in Europe and the United States. These charges were offset by reversals of $15.4 million in 2003, based primarily on lower costs than we had estimated for our 2002 U.S. plant closures. In 2002, we recorded charges of $142.0 million associated with plant closures in the United States and Scotland and a reorganizational initiative in Europe. These charges were offset by reversals of $26.5 million in 2002 relating primarily to lower employee benefit and other costs than we had estimated for our 1997 – 1999 plant closures and November 2001 reorganizational actions in our U.S. business.

Operating income increased 23.3%. Operating margin was 7.7%, reflecting an increase of 1.6 percentage points.

The following table shows our operating income broken out by region, the changes in these items from 2002 to 2003 and these items presented as percentage of net sales:

(Dollars in thousands)	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)	2003 % of Net Sales		2002 % of Net Sales
U.S. Levi’s® brand	$197,408	$334,487	$(137,079)	(41.0)%	14.3%		21.0%
U.S. Dockers® brand	146,225	166,910	(20,685)	(12.4)%	17.8%		18.4%
U.S. Levi Strauss Signature™ brand	24,306	—	24,306	—	11.2%		N/A
Canada and Mexico	34,489	35,960	(1,471)	(4.1)%	20.1%		21.3%

North America (all brands)	402,428	537,357	(134,929)	(25.1)%	15.5%		20.1%
Europe (all brands)	112,918	199,205	(86,287)	(43.3)%	11.4%		19.0%
Asia Pacific (all brands)	93,032	76,246	16,786	22.0%	18.3%		18.1%

Regional operating income	608,378	812,808	(204,430)	(25.2)%	14.9	%*	19.6	%*

Corporate:
Long-term incentive compensation reversal (expense)	138,842	(70,270)	209,112	(297.6)%	3.4	%*	(1.7	)%*
Restructuring charges, net of reversals	(89,009)	(115,455)	26,446	(22.9)%	(2.2	)%*	(2.8	)%*
Depreciation and amortization	(64,176)	(70,354)	6,178	(8.8)%	(1.6	)%*	(1.7	)%*
Other corporate expense	(280,686)	(302,584)	21,898	(7.2)%	(6.9	)%*	(7.3	)%*

Total corporate expense	(295,029)	(558,663)	263,634	(47.2)%	(7.2	)%*	(13.5	)%*

Total operating income	$313,349	$254,145	$59,204	23.3%	7.7	%*	6.1	%*

*	Percentage of consolidated net sales.

In 2003, lower corporate expense, partially offset by lower regional operating income, resulted in an increase in total operating income. The lower corporate expense was primarily driven by reversals of previously recorded incentive compensation plan accruals due to lower expected payouts under our prior long-term incentive compensation plans and lower restructuring charges, net of reversals, partially offset by an increase in other corporate expenses.

Regional Summaries. The following summarizes the changes in operating income by region:

•	North America. The decrease in operating income was primarily attributable to lower gross profit and higher selling, general and administrative expenses, slightly offset by higher other operating income.

•	Europe. The decrease in operating income was primarily attributable to lower gross profit and higher selling, general and administrative expenses, slightly offset by higher other operating income.

•	Asia Pacific. The increase in operating income was primarily attributable to higher gross profit and higher other operating income, as well as lower selling, general and administrative expenses.

Other corporate expense. Our total other corporate expenses were lower than 2002 due primarily to decreases in annual incentive compensation expense totaling $0.8 million in 2003, compared to an expense of $33.2 million in 2002 and higher curtailment gains of $21.0 million in 2003 as compared to $12.6 million in 2002, reflecting the changes we made to our post-retirement medical plans during the year.

The following table summarizes significant components of other corporate expense:

(Dollars in thousands)	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)
Annual incentive plan — corporate employees	$751	$33,181	$(32,430)	(97.7)%
Post-retirement medical benefit plan curtailment gain	(21,021)	(12,554)	8,467	67.4%
Corporate staff costs and other expense	300,956	281,957	18,999	6.7%

Total other corporate expense	$280,686	$302,584	$(21,898)	(7.2)%

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

Other expense, net increased 120.1%

The following table summarizes significant components of other expense, net:

(Dollars in thousands)	Year Ended November 30, 2003	Year Ended November 24, 2002	$ Increase (Decrease)	% Increase (Decrease)
Foreign exchange management contracts losses	$84,803	$57,351	$27,452	47.9%
Interest rate management contracts gains	—	(2,266)	2,266	(100.0)%
Foreign currency transaction (gains) losses	(20,960)	3,999	(24,959)	(624.1)%
Interest income	(4,470)	(7,911)	3,441	(43.5)%
Loss on early extinguishment of debt	39,353	—	39,353	—
Minority interest — Levi Strauss Japan K.K.	2,270	1,696	574	33.8%
Minority interest — Levi Strauss Istanbul Konfeksiyon	(725)	366	(1,091)	(298.1)%
Other	(9,895)	(12,170)	2,275	(18.7)%

Total	$90,376	$41,065	$49,311	120.1%

The $49.3 million increase in other expense, net, was primarily driven by our recognition of loss on early extinguishment of debt in 2003, increased foreign exchange management contract losses and lower interest income, partially offset by increased foreign currency transaction gains. Our recognition in 2003 of a $39.4 million loss on early extinguishment of debt related to our purchase of $327.3 million in principal amount of our 6.80% notes and the write-off of unamortized bank fees associated with the refinancing in January 2003 of our 2001 bank credit facility and the refinancing in September 2003 of both our January 2003 credit facility and our July 2001 U.S. receivables securitization transaction.

The increase in foreign exchange management contract losses, from $57.4 million in 2002 to $84.8 million in 2003, was due to changes in outstanding exposures under management and changes in foreign currency exchange rates.

The increase in foreign currency transaction gains, from $4.0 million in losses in 2002 to $21.0 million in gains in 2003 was due to the remeasurement of foreign currency denominated balances at the exchange rates existing at the balance sheet dates.

The decrease in interest income in 2003 was primarily related to the receipt in the third quarter of 2002 of interest income on a refund arising from a legal settlement associated with custom duties in Mexico. The net gain on disposal of assets in 2003 relates to the sale of fixed assets associated with our 2002 U.S. plant closures.

Income tax expense increased by $298.8 million.

Income tax expense was $318.0 million for 2003, compared to $19.2 million for 2002, primarily related to the $282.4 million increase in valuation allowance against our deferred tax assets, including our foreign tax credits, state and foreign net operating loss carryforwards and alternative minimum tax credits.

Net loss was $349.3 million in 2003, compared to $7.3 million net income in 2002.

The impact of the valuation allowance on our income tax expense, together with increased interest expense resulting from higher average debt balances and effective interest rates in 2003, far offset the increase in our operating income, and drove the net loss for 2003.

Tax Matters

Overview. Income tax expense was $65.1 million for 2004 compared to $318.0 million for 2003. The difference between 2004 and 2003 is primarily related to the 2003 tax expense relating to an increase in the valuation allowance against our deferred tax assets, including our foreign tax credits, state and foreign net operating loss carryforwards, and alternative minimum tax credits. We believe the main drivers in our effective tax rate for the foreseeable future will be the impact on our tax provision of changes to our valuation allowance against our deferred tax assets, our ability to successfully resolve open tax issues with the tax authorities on terms more or less favorable than our current estimates and our ability to credit rather than deduct foreign taxes on our U.S. federal income tax return.

Valuation Allowance. Realization of our deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, we evaluate all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions we used in forecasting future taxable income require significant judgment and take into account our recent performance. As a result of these calculations, the valuation allowance increased by $37.1 million and $282.4 million for 2004 and 2003, respectively.

The following table shows the components of the changes in our valuation allowance during 2004. While we believe the valuation allowance was appropriately stated at November 28, 2004, changes in our expectations regarding the utilization of our deferred tax assets could result in an increase or decrease in our provision for income taxes in future periods, and such impact could be material. Improvement or deterioration in our projected earnings, changes in tax laws regarding carryforward periods and movement into or out of recent and cumulative loss positions for certain of our foreign affiliates, could lead to changes in our expectation regarding utilization of our deferred tax assets.

(Dollars in thousands)	November 30, 2003	Current Year Increase	Current Year Decrease	November 28, 2004
Foreign tax credits on unremitted non-U.S. earnings	$165,960	$—	$18,925	$147,035
Alternative minimum tax credits carryforward	19,177		19,177	—
Foreign net operating loss carryforwards and other foreign deferred tax assets	113,387	39,399	—	152,786
U.S. state net operating loss carryforward	25,119	11,224	—	36,343
Foreign tax credit carryforwards	25,907	24,612	—	50,519

Net valuation allowance change	$349,550	$75,235	$38,102	$386,683

We cannot provide assurance that our future business performance will enable us to conclude that we will be able to fully utilize the net deferred tax assets remaining after application of the valuation allowance. Moreover, if our business or expectations decline further, we may be required to record additional valuation allowances in future periods. On the other hand, improvements in our business performance may in the future require us to record a reversal of all or a portion of the valuation allowance because we may change our assessment of our ability to use our foreign tax credits and net operating loss carryforwards.

Examination of Tax Returns. We have unresolved tax issues in our consolidated U.S. federal corporate income tax returns for the prior 19 years. Many of these years are currently under examination by the Internal Revenue Service.

During 2004, we reached a partial agreement with the Internal Revenue Service for the years 1990 to 1994 and paid $42 million in tax and interest in November 2004. We also received a Revenue Agent’s Report during the year for additional issues related to the 1990 to 1994 tax years. The most significant unresolved issue relating to these tax years was the subject of an unfavorable Technical Advice Memorandum from the National Office of the Internal Revenue Service with regard to certain positions we took on prior returns. We filed a protest with the Appeals Division of the Internal Revenue Service relating to the remaining unresolved items for these years.

Although we believe that our accrued tax liabilities are adequate to cover the net exposure arising from our U.S. federal, state and foreign tax loss contingencies as of November 28, 2004, we cannot provide assurance that we will be able to reach settlement with the tax authorities on terms that are acceptable to us. Due to the numerous years under review and the magnitude and nature of the issues remaining to be resolved, it is also possible that our final settlement may increase or decrease the amount of U.S. federal net operating loss, foreign tax credit, and alternative minimum tax credit carryforwards that are currently recorded on our balance sheet. As some, but not all, of these assets have related valuation allowances, to the extent the final settlement with the tax authorities changes our estimate of our tax loss and credit carryforwards, income tax expense may be increased or decreased. It is possible that an adverse outcome resulting from any settlement or future examination may require us to increase our recorded income tax expense and may adversely affect our liquidity, and such impact could be material.

Ability to Credit Foreign Taxes. We believe it is more likely than not that our foreign tax credit carryforward of approximately $50.5 million will expire unused. Accordingly, we have fully offset the related gross deferred tax asset with a valuation allowance. As we are not permanently reinvesting the earnings of our foreign affiliates, we must also account for the residual income tax that will be assessed upon the repatriation of our unremitted earnings. For these purposes, we have also projected that it is more likely than not that we will be unable to fully utilize the foreign tax credits that may accompany the repatriated earnings. Accordingly, we expect to deduct, rather than credit, foreign taxes in future years and have partially offset these foreign tax credits with a valuation allowance to bring our gross deferred tax asset to its net realizable value.

In reaching our determination regarding the recoverability of available foreign tax credits, we considered the impact of the American Jobs Creation Act of 2004 which extended the carryforward life of foreign tax credits from five to ten years. While this was a positive development that will assist us as we try to utilize our foreign tax credits in future periods, it has not ultimately changed our view regarding the recoverability of this deferred tax asset. Our provision for income tax could be reduced in 2005 or future years if we change our view as to our ability to utilize our foreign tax credits. Additionally, we have reviewed other provisions of the new law, including the beneficial dividend-received deduction available for certain distributions from foreign subsidiaries during 2005. Due to the high base-period calculation associated with this deduction and other factors, we do not expect this provision of the law to materially affect our provision for income taxes.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity in 2005 to operate our business and to meet our cash requirements. We believe that we will be in compliance with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash Sources

Our key sources of cash include earnings from operations and borrowing availability under our senior secured revolving credit facility. As of November 28, 2004, we had total cash and cash equivalents of approximately $299.6 million, a $156.2 million increase from the $143.4 million cash balance as of November 30, 2003. The increase was primarily due to lower levels of inventory, higher gross profits and lower cash operating expenses, partially offset by higher interest payments and payments for our restructuring initiatives.

As of November 28, 2004, our total availability under our amended senior secured revolving credit facility was approximately $488.1 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $360.0 million. In addition, we had liquid short-term investments in the United States totaling approximately $262.0 million, resulting in a net liquidity position (availability and liquid short-term investments) of $622.0 million in the United States.

As of February 13, 2005, our total availability under our amended senior secured revolving credit facility was approximately $400.3 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $281.3 million. In addition, we had liquid short-term investments in the United States totaling approximately $129.6 million, resulting in a net liquidity position (availability and liquid short-term investments) of $410.9 million in the United States.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs, payments of interest on our debt, payments of taxes and payments for U.S. pension and postretirement health benefit plans. The following table presents selected cash uses in 2004 and the related projected cash requirements for such items in 2005:

Selected items	Cash used in 2004	Selected projected cash requirements in 2005
(Dollars in millions)

Restructuring activities(1)	$144	$57
Interest	234	235
Federal, foreign and state income tax liabilities (net of refunds)(2)	33	43
Prior years’ income tax liabilities, net(3)	50	116
Capital expenditures(4)	16	51
Post-retirement health benefit plans	34	36
Pension plans	39	19

Total selected cash requirements	$550	$557

(1)	Our 2005 projection for restructuring costs primarily relates to previously announced initiatives. For more information, see Note 3 to our Consolidated Financial Statements.

(2)	Projected cash requirements for 2005 relate primarily to estimated payments in respect of 2005 income taxes.

(3)	Our projection for cash tax payments in 2005 for prior years’ contingent income tax liabilities primarily reflects payments of foreign tax liabilities we have determined not to appeal and accelerated payments resulting from our intention to resolve during 2005 open tax years with the Internal Revenue Service and certain state and foreign tax authorities. These projected payments are included in our accrued income taxes as of November 28, 2004.

(4)	The increase in projected capital expenditures in 2005 as compared to our actual capital expenditures in 2004 primarily reflects the impact of estimated costs associated with the implementation of an enterprise resource planning system in our Asia Pacific region and our intention to make incremental investments in owned and operated retail stores.

The following table provides information about our significant cash contractual obligations and commitments as of November 28, 2004:

	Payments due or projected by period
(Dollars in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Contractual and Long-term Liabilities:
Long-term debt obligations(1)	$2,402	$75	$568	$—	$543	$—	$1,216
Capital lease obligations(2)	8	2	2	2	1	1	—
Operating leases(3)	401	71	65	59	56	53	97
Purchase obligations(4)	389	324	19	14	11	10	11
Post-retirement obligations(5)	493	36	36	34	33	32	322
Pension obligations(6)	217	19	13	51	9	10	115
Long-term employee related benefits(7)	154	—	36	36	36	25	21
Other long-term liabilities(8)	43	—	2	3	6	6	26

Total	$4,107	$527	$741	$199	$695	$137	$1,808

(1)	See “— Indebtedness” below for a more detailed discussion of our long-term debt obligations. Gives effect to our issuance of $450.0 million of notes due 2015 in December 2004 and our subsequent purchase of $372.1 million of our 7.0% notes due 2006 notes through a tender offer completed in January 2005. Assumes we do not meet the 2006 notes refinancing condition in our senior secured term loan, with the result that the maturity date of our senior secured term loan will be August 1, 2006. See “— Senior Secured Term Loan and Senior Secured Revolving Credit Facility — Early Maturity or Default if Notes Not Refinanced” for a more detailed discussion of the refinancing condition. Included in our payments for 2005 is the $55.9 million outstanding principal balance for our customer service equipment loan that we repaid upon maturity in December 2004.

(2)	We have a logistics services agreement in Europe with a third party that includes a capital lease for machinery and equipment. The agreement includes an initial fixed term of approximately five years which runs through 2009, and provides for a renewal option. The cost of the machinery and equipment under this capital lease is included in our consolidated balance sheets as property, plant and equipment, and the net carrying value was approximately $6.7 million as of November 28, 2004. The capitalized lease assets are amortized on a straight-line basis over the five-year life of the agreement. For more information, see Note 5 to our Consolidated Financial Statements.

(3)	We lease a number of manufacturing, distribution, office and retail facilities around the world. For more information, see “Item 2 — Properties.”

(4)

Amounts reflect estimated commitments of $232.0 million for inventory purchases, $10.7 million for capital expenditures and $146.7 million for information technology and other professional services. We do not have any material long-term raw materials supply agreements. We typically conduct business with our raw material suppliers, garment manufacturing and finishing contractors on an order-by-order basis. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 to 90 days). Our projected cash requirements for capital expenditures reflects estimates related to spending on the enterprise resource planning system project in Asia Pacific and other spending over the next twelve months.

(5)	We maintain two plans that provide post-retirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund post-retirement benefits as claims and premiums are paid. The amounts presented in the table for 2004 through 2009 represent an estimate of our projected contributions to the plans based on information provided by our plans’ actuaries. These expected payments are not in addition to the post-retirement benefit plans expense recorded for the applicable year and are based on estimates and subject to change. For more information, see Note 12 to our Consolidated Financial Statements.

(6)	We have numerous noncontributory pension plans covering substantially all of our employees. The amounts presented in the table represent an estimate of our projected contributions to the plans for 2004 to 2009 based on information provided by our plans’ actuaries. These estimated payments are based on assumptions and existing facts and circumstances, and are subject to change. They do not include any pension expense for future periods. For more information, see Note 12 to our Consolidated Financial Statements.

(7)	Long-term employee-related benefits relate to workers’ compensation and deferred compensation arrangements. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 15 to our Consolidated Financial Statements.

(8)	Our other long-term liabilities are primarily comprised of rent accruals resulting from accounting for rental expense on a straight-line basis over the lease term.

Information in the two preceding tables reflects our estimates of future cash payments. These estimates and projections are based upon assumptions that are inherently subject to significant economic, competitive, legislative and other uncertainties and contingencies, many of which are beyond our control. Accordingly, our actual expenditures and liabilities may be materially higher or lower than the estimates and projections reflected in these tables. The inclusion of these projections and estimates should not be regarded as a representation by us that the estimates will prove to be correct.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off-Balance Sheet Arrangements. We have no material special-purpose entities or off-balance sheet debt obligations.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

(Dollars in thousands)	2004	2003	2002
Cash and cash equivalents	$299,596	$143,445	$64,446
Cash provided by (used for) operating activities	199,896	(190,650)	200,729
Cash used for investing activities	(12,930)	(84,484)	(59,353)
Cash (used for) provided by financing activities	(32,120)	349,096	(143,558)

2004 as compared to 2003

Cash provided by operating activities was $199.9 million in 2004, compared to cash used for operating activities of $190.7 million in 2003.

The increase of $390.6 million in cash provided by operating activities was primarily due to the following factors:

•	Gross profit increased by $209.8 million in 2004 compared to 2003.

•	We paid out $83.0 million in income tax payments during 2004 as compared to $167.3 million for 2003.

•	During 2004, cash inflow provided by the decrease in inventories was $100.9 million, due primarily to improved working capital management including our product rationalization efforts and our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package manufacturing. The inventory reduction in North America was partially offset by higher inventories in Asia Pacific and Europe, reflecting higher volume in the case of Asia Pacific and the impact of foreign currency translation. During 2003, cash outflows from the increase of inventories were $77.1 million, due primarily to the increase in Levi Strauss Signature™ inventories prior to our launch of the brand into Wal-Mart stores in 2003.

•	During 2004, we paid out approximately $10.0 million under our annual incentive plan and made no payments under the long-term incentive plan. During 2003, we paid out approximately $100.0 million under the annual and long-term incentive plans.

Partially offsetting these factors are increased interest payments of $233.5 million and restructuring payments of $143.6 million during 2004, compared to $191.9 million and $49.7 million, respectively, for 2003.

Cash used for investing activities was $12.9 million in 2004, compared to $84.5 million in 2003.

The decrease for 2004 resulted primarily from reduced investments in information technology systems, due in part to our decision to indefinitely suspend the installation of a worldwide enterprise resource planning system and reduced capital expenditures as a result of cost control measures, and lower realized losses on net investment hedges, partially offset by lower proceeds from sales of property, plant and equipment.

Cash used for investing activities in 2003 primarily represented purchases of information systems enhancements and realized losses on net investment hedges. These items were partially offset by proceeds primarily from the sale of assets associated with the U.S. plant closures.

Cash used for financing activities was $32.1 million for 2004, compared to cash provided by financing activities of $349.1 million for 2003.

Cash used for financing activities in 2004 primarily reflected required payments on our customer service center equipment financing and term loan in addition to repayments on short-term borrowings.

Cash provided by financing activities for 2003 was $349.1 million, which primarily reflected our issuance of our 12.25% senior unsecured notes due 2012 and our entry into the September 2003 senior secured term loan. These items were partially offset by the maturity and repayment of $350.0 million in principal amount of our 6.80% notes due November 1, 2003, debt issuance costs associated with our first and fourth quarter 2003 debt financing transactions, the retirement of our domestic and European receivables securitization financing arrangements and the retirement of an industrial development revenue refunding bond.

2003 as compared to 2002

Cash used for operating activities was $190.7 million in 2003, compared to cash provided by operating activities of $200.7 million in 2002.

The increase in cash used for operating activities for 2003 was primarily due to lower sales in Europe and North America during the fourth quarter and the introduction of our Levi Strauss Signature™ brand, which resulted in higher inventory balances. In addition, we made payments in the first quarter of 2003 of approximately $95.0 million, net of employee deferrals, under our employee incentive compensation plan and approximately $110.0 million in settlement of examinations by the Internal Revenue Service of our income tax returns for the years 1990 through 1995.

Cash used for operating activities for 2002 reflects higher net sales in the fourth quarter of 2002 compared to the same period in 2001. In addition, inventories were lower due to improved inventory management and the impact of sales incentive programs.

Cash used for investing activities was $84.5 million in 2003, compared to $59.4 million in 2002.

The increase in cash used for investing activities for 2003 resulted primarily from purchases of information systems enhancements and realized losses on net investment hedges. These items were partially offset by proceeds primarily from the sale of assets associated with the U.S. plant closures.

Cash used for investing activities in 2002 primarily represented purchases of property, plant and equipment and realized losses on net investment hedges, partially offset by proceeds received on sales of property, plant and equipment. The purchases primarily related to sales office capital improvements and systems upgrades. The proceeds received on the sale of property, plant and equipment arose mainly from the sale during the first quarter of 2002 of an idle distribution center located in Nevada.

Cash provided by financing activities was $349.1 million in 2003, compared to cash used for financing activities of $143.6 million in 2002.

Cash provided by financing activities for 2003 primarily reflected the issuance of the 2012 notes and entry into the September 2003 senior secured term loan. These items were partially offset by the maturity and repayment of $350.0 million in principal amount of our 2003 notes, debt issuance costs associated with our first and fourth quarter 2003 debt financing transactions, the retirement of our domestic and European receivables securitization financing arrangements and the retirement of an industrial development revenue refunding bond.

We used cash in 2002 primarily for the repayment of existing debt.

Indebtedness

Overview. The following table sets forth the components of our debt and cash and cash equivalents as of November 28, 2004, and after giving effect to our issuance in December 2004 of $450.0 million of notes due 2015 and our repurchase in January 2005 through a tender offer of approximately $372.1 million aggregate principal amount of our notes due 2006, our debt, net of cash on hand, was $2.1 billion, compared with $2.2 billion as of November 30, 2003:

Dollars in thousands	Balance as of November 28, 2004	Balance as of November 28, 2004, giving effect to December 2004 and January 2005 financing actions(2)
Long-Term Debt:
Secured:
Term Loan	$495,000	$495,000
Revolving credit facility	—	—
Customer service center equipment financing(1)	55,936	55,936
Notes payable, at various rates	408	408

Subtotal	551,344	551,344
Unsecured:
Notes:
7.00%, due 2006	449,095	77,700
11.625% Dollar denominated, due 2008	378,022	378,022
11.625% Euro denominated, due 2008	165,260	165,260
12.25% Senior Notes, due 2012	571,671	571,671
9.75% Senior Notes, due 2015	—	450,000
Yen-denominated Eurobond 4.25%, due 2016	194,534	194,534

Subtotal	1,758,582	1,837,187
Current maturities	(61,203)	(61,203)

Total long-term debt	$2,248,723	$2,327,328

Short-Term Debt:
Short-term borrowings	$13,962	$13,962
Current maturities of long-term debt	61,203	61,203

Total short-term debt	$75,165	$75,165

Total long-term and short-term debt	$2,323,888	$2,402,493

Cash and cash equivalents	$299,596	$348,016

Restricted cash	$1,885	$1,885

(1)	Repaid in full at maturity in December 2004.

(2)	Gives effect to $450.0 million of gross proceeds from our issuance of 9.75% notes due 2015, repurchase through a tender offer of $372.1 million of our 7.00% notes due 2006, payment of tender offer premium of approximately $19.0 million, and payment of estimated underwriting and other costs of approximately $10.0 million.

As of November 28, 2004, we had fixed rate debt of approximately $2.0 billion (86% of total debt) and variable rate debt of approximately $0.3 billion (14% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Principal Payments. The table below sets forth, as of November 28, 2004, the required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, giving effect to our issuance in December 2004 of $450.0 million of notes due 2015, our repurchase in January 2005 through a tender offer of approximately $372.1 aggregate principal amount of our notes due 2006, and the refinancing condition scenarios under our senior secured term loan. The maturity date of our senior secured term loan will be August 1, 2006 if we have not refinanced, repaid or otherwise irrevocably set aside funds to repay the 2006 notes by May 1, 2006, or will be October 15, 2007 if we have met the 2006 refinancing condition by May 1, 2006, but have not refinanced, repaid or otherwise irrevocably set aside funds to repay the 2008 notes by July 15, 2007. See “— Senior Secured Term Loan and Senior Secured Revolving Credit Facility — Early Maturity or Default if Notes Not Refinanced” for a more detailed discussion of these refinancing conditions.

	Principal payments as of November 28, 2004
(Dollars in thousands)	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met, but 2008 notes refinancing condition not met	Assuming 2006 notes and 2008 notes refinancing conditions met
2005(1)	$75,165	$75,165	$75,165
2006(2)	567,724	82,724	82,724
2007	—	485,000	5,000
2008	543,281	543,281	548,281
2009	—	—	475,000
Thereafter	1,216,323	1,216,323	1,216,323

Total	$2,402,493	$2,402,493	$2,402,493

(1)	Includes required payments of approximately $5.0 million under our senior secured term loan and the December 2004 repayment in full of approximately $56.0 million on the maturity of our customer service center equipment financing. Also includes payments relating to short-term borrowings of approximately $14.0 million.

(2)	If we do not meet the 2006 refinancing condition, our senior secured term loan will mature in 2006, and, coupled with the scheduled maturity of the remaining balance of our 7.00% notes due 2006, we will have to repay or otherwise satisfy approximately $568.0 million of debt in fiscal 2006. If we meet the 2006 refinancing condition, we will have to repay or otherwise satisfy approximately $83.0 million of debt in 2006.

Description of Principal Indebtedness.

We summarize below material terms of our senior secured term loan, senior secured revolving credit facility and other financing arrangements.

Senior Secured Term Loan and Senior Secured Revolving Credit Facility

Principal Amount; Use of Proceeds. On September 29, 2003, we entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. We used the borrowings under these agreements to refinance our January 2003 senior secured credit facility and our 2001 domestic receivables securitization agreement, and also use the borrowings for working capital and general corporate purposes. On August 13, 2004, we entered into a fourth amendment to our senior secured revolving credit facility. On August 30, 2004, we entered into an amendment to our senior secured term loan. The amendments primarily provided for the lenders’ consent to our proposed sale of our Dockers® business. The amendment to the term loan also made changes in the prepayment provisions and the financial, operational and certain other covenants in our revolving credit facility and term loan, including replacing a consolidated fixed charge ratio covenant with a consolidated senior secured leverage ratio covenant. On November 24, 2004, we entered into a fifth amendment to our senior secured revolving credit facility permitting us to convert any cash collateralized letter of credit into a non-cash collateralized letter of credit. The material terms of these amendments are reflected in the discussion below.

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

We are permitted to prepay the term loan at any time, subject to the payment of certain make-whole premiums to the lenders if we desire to prepay the loans outside of certain prepayment periods. The periods during which these make-whole premiums are applicable to voluntary prepayments depend on whether or not we have, as of March 31, 2006, refinanced, repaid or otherwise irrevocably set aside funds for the repayment of all of our senior unsecured notes due 2006 as required by the term loan agreement. The make-whole premium is calculated by taking the present value of (i) all interest payments due through to the end of the relevant make-whole period plus (ii) any additional prepayment premium (as described below) if such prepayment were made on the day after the relevant make-whole period. If we choose to prepay the term loan outside of the make-whole periods, we are not required to pay any make-whole premium, but we will be required to pay an additional prepayment premium based on a percentage (which declines over time) of the principal amount of the term loan prepaid. Our term loan also requires mandatory prepayments in specified circumstances, such as if we engage in a sale of certain intellectual property assets.

Revolving Credit Facility. The revolving credit facility is an asset-based facility, in which the borrowing availability varies according to the levels of our accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The maturity date of the facility is September 29, 2007, at which time all borrowings under the facility must be repaid. We may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales. We must pay an early termination fee if the facility is terminated prior to September 29, 2005.

Early Maturity or Default if Notes Not Refinanced. The term loan agreement requires us to refinance, repay or otherwise set aside funds for all of our senior unsecured notes due 2006 and 2008 not later than six months prior to their respective maturity dates, failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity date of the 2006 or the 2008 notes, respectively. As a result, unless we have refinanced, repaid or otherwise irrevocably set aside funds for the payment of all of the 2006 notes by May 1, 2006, the term loan will become due on August 1, 2006, and unless we have repaid all of the 2008 notes by July 15, 2007, the term loan will become due on October 15, 2007.

We may satisfy this note refinancing requirement under the term loan in one of two ways. First, we may refinance the 2006 and 2008 notes by issuing new debt on terms similar to those of our 12.25% notes due 2012 and using the proceeds to repurchase, repay or otherwise set aside the funds for the notes. Second, we may repurchase or otherwise set aside funds to repay the 2006 and 2008 notes if we meet specified conditions. Those conditions include our maintaining (after giving effect of the repayment on a pro forma basis) a leverage ratio that does not exceed 4.75 to 1.0 (for the 2006 notes) and 4.5 to 1.0 (for the 2008 notes) and an interest coverage ratio that exceeds 1.85 to 1.0 (for the 2006 notes) and 2.0 to 1.0 (for the 2008 notes). These ratios apply only to the note refinancing requirements; they are not ongoing financial covenants.

The revolving credit facility contains a similar note refinancing requirement with respect to the 2006 notes, except that the consequence of a failure to repay the notes is a breach of covenant, not early maturity. We may also satisfy this requirement under the revolving credit facility if we reserve cash or have borrowing availability sufficient to repay the 2006 notes and thereafter have $150.0 million of borrowing availability under the revolving credit facility. In February 2005, we obtained a limited waiver under our revolving credit facility permitting us to repay, repurchase, redeem or otherwise refinance our 2008 notes prior to refinancing fully the 2006 notes. See “Item 9B—Other Information” for more information.

Although we used the proceeds from our recent issuance of senior notes due 2015 to repurchase a substantial portion of the 2006 notes, as of February 13, 2005, approximately $78.0 million of the 2006 notes remain outstanding. As a result, we have not yet met the 2006 refinancing condition.

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

Guarantees and Security. Our obligations under each of the term loan and revolving credit facility are guaranteed by our domestic subsidiaries. The revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the revolving credit facility are all of our most valuable real property interests and all of the capital stock of our affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing our notes due 2006 and the Yen-denominated Eurobond due 2016 (such restricted subsidiaries also are not permitted to be guarantors). The term loan is secured by a lien on trademarks, copyrights and other related intellectual property and by a second-priority lien on the assets securing the revolving credit facility.

Term Loan Leverage Ratio Covenant. The term loan contains a consolidated senior secured leverage ratio, which is measured as of the end of each fiscal quarter. The ratio is generally defined as the ratio of consolidated secured debt to “Pro Forma Consolidated EBITDA” (as defined in the term loan agreement) for the previous four fiscal quarters. The computation of Pro Forma Consolidated EBITDA allows us to add back all restructuring and restructuring related charges less the aggregate amount of cash payments made during such period by us in respect of restructuring charges (other than (i) cash payments on restructuring charges incurred prior to May 31, 2004 and (ii) an aggregate of up to $100 million of restructuring charges incurred on or after May 31, 2004 to the extent paid in cash and which we have notified the lenders that we will exclude for purposes of calculating the leverage ratio covenant in any fiscal quarter).

We must ensure that the ratio is not more than:

•	3.50 to 1.00 for any fiscal quarter ending in or prior to August 2005;

•	3.00 to 1.00 for any fiscal quarter ending after August 2005 and in or before February 2007; and

•	2.75 to 1.00 for any fiscal quarter thereafter.

As of November 28, 2004, we were in compliance with the consolidated senior secured leverage ratio.

Revolving Credit Facility Fixed Charge Coverage Ratio. The revolving credit facility contains a fixed charge coverage ratio. The ratio is measured only if certain availability thresholds are not met. In that case, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. We are required to maintain a ratio of least 1.0 to 1.0 when the covenant is required to be tested. As of November 28, 2004, we were not required to perform this calculation.

Under our credit agreements, EBITDA is generally defined as consolidated net income plus (i) consolidated interest charges, (ii) the provision for federal, state, local and foreign income taxes, (iii) depreciation and amortization expense, (iv) other (income) expense and (v) restructuring and restructuring related charges, less cash payments made in respect of the restructuring charges.

Factors that could cause us to breach these leverage and fixed charge coverage ratio covenants include lower operating income, higher current tax expenses for which we have not adequately reserved, higher cash restructuring costs, higher interest expense due to higher debt or floating interest rates and higher capital spending. There are no other financial covenants in either agreement we are required to meet on an ongoing basis.

Certain Mergers and Asset Sales Permitted under Term Loan. The term loan permits us to merge or sell all or substantially all of our assets, subject to certain conditions (including financial ratios) similar to those contained in the merger covenant in the indentures relating to our senior unsecured notes due 2008, 2012 and 2015.

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

Senior Unsecured Notes Due 2015

Principal, Interest and Maturity. On December 22, 2004, we issued $450.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of our other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on January 15, 2015 and bear interest at 9.75% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2005. We may redeem some or all of the notes prior to January 15, 2010 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. Thereafter, we may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to January 15, 2008, we may redeem up to a maximum of 33 1/3% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 109.75% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Costs representing underwriting fees and other expenses of approximately $10.0 million will be amortized over the term of the notes to interest expense.

Use of Proceeds. We used $372.1 million of the $450.0 million of gross proceeds from the notes offering to purchase $372.1 million in aggregate principal amount of our 2006 notes through a tender offer. We began the tender offer at the time we launched the bond offering and completed it on January 12, 2005. We intend to use the remaining proceeds to repay outstanding debt (which may include any remaining 2006 notes), or for the payment of fees and expenses relating to the offering and tender offer. We may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of our credit agreements, indentures and other agreements.

Covenants. The indenture governing these notes contains covenants that limit our and our subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to us and our subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or our subsidiaries’

assets. These covenants are comparable to those contained in the indenture governing our 11.625% notes due 2008 and our 12.25% notes due 2012.

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

Covenant Suspension. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and we and our subsidiaries are and remain in compliance with the indenture, then we and our subsidiaries will not be required to comply with specified covenants contained in the indenture. These provisions are comparable to those contained in the indenture governing our 11.625% notes due 2008 and our 12.25% notes due 2012.

Other Financing Arrangements

Our other principal financing arrangements are summarized below:

•

Senior Unsecured Notes Due 2006. In 1996, we issued $450.0 million in senior unsecured notes maturing in November 2006. The notes bear interest at a rate of 7.00%. On December 16, 2004 we began a tender offer to purchase all of these notes using the proceeds from our December 2004 issuance of our 9.75% notes due 2015, at a purchase price of $1,052.23 per $1,000.00 principal amount. As a result of the tender offer, on January 12, 2005, we purchased $372.1 million in aggregate principal amount of the 7.00% notes due 2006. The premium paid as a result of the tender offer was approximately $19.4 million, and will be recorded as a loss on early extinguishment of debt in the first quarter of 2005. The remaining $77.7 million in outstanding notes are unsecured and rank equally with all of our other existing and future unsecured and unsubordinated debt. The indenture governing these notes contains customary investment-grade security events of default and restricts our ability and the ability of our subsidiaries and future subsidiaries, to incur liens, engage in sale and leaseback transactions and engage in mergers and sales of assets. The indenture also contains a cross-acceleration event of default that applies if debt in excess of $25.0 million is not paid at its stated maturity or upon acceleration and such payment default has not been cured within 30 days after we have been given a notice of default by the trustee or by holders of at least 25% in principal amount of the outstanding notes. In addition, our term loan agreement requires us to refinance, repay or otherwise irrevocably set aside funds for all of our senior unsecured notes due 2006 not later than six months prior to their maturity date, failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity date of the 2006 notes. For more information, see “Senior Secured Term Loan and Senior Secured Revolving Credit Facility” above.

•	Senior Unsecured Notes Due 2008. In January 2001, we issued the then-equivalent $497.5 million in two series of senior unsecured notes maturing in January 2008. These notes rank equally with all of our other existing and future unsecured and unsubordinated debt and may be redeemed at any time after January 15, 2005. The issuance was divided into two series: U.S. $380.0 million notes and 125.0 million euro notes. Both series of notes bear interest at 11.625% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. These notes were offered at a discount of $5.2 million which is amortized over the term of the notes to interest expense using an approximate effective interest-rate method. Costs representing underwriting fees and other expenses of approximately $14.4 million are amortized over the term of the notes to interest expense. The terms contained in the indenture governing the notes, including the covenants, change of control provisions and events of default, are comparable to those contained in the indentures for the 12.25% notes due 2012 and the 9.75% notes due 2015, including a cross-acceleration event of default that applies if debt of Levi Strauss & Co. or of any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity. In addition, our term loan agreement requires us to refinance, repay or otherwise irrevocably set aside funds for all of our senior unsecured notes due 2008 not later than six months prior to their maturity date failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity date of the 2008 notes. For more information, see “Senior Secured Term Loan and Senior Secured Revolving Credit Facility” above.

•	Senior Unsecured Notes due 2012. On December 4, 2002, January 22, 2003 and January 23, 2003, we issued a total of $575.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of our other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. The notes are callable beginning December 15, 2007. These notes were offered at a net discount of $3.7 million, which is amortized to interest expense over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $18.0 million are amortized over the term of the notes to interest expense. The terms contained in the indenture governing the notes, including the covenants, change of control provisions and events of default, are comparable to those contained in the indentures for the 11.625% notes due 2008 and the 9.75% notes due 2015, including a cross-acceleration event of default that applies if debt of Levi Strauss & Co. or of any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity.

•	Yen-denominated Eurobond. In 1996, we issued a ¥20.0 billion principal amount Eurobond (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at our option at a make-whole redemption price commencing in 2006. We used the net proceeds from the placement to repay a portion of the indebtedness outstanding under a 1996 credit facility. The agreement governing this bond contains customary events of default and restricts our ability, and the ability of our subsidiaries and future subsidiaries, to incur liens, engage in sale and leaseback transactions and engage in mergers and sales of assets. The agreement contains a cross-acceleration event of default that applies if any of our debt in excess of $25.0 million is accelerated and the debt is not discharged or acceleration rescinded within 30 days after our receipt of a notice of default from the fiscal agent or from the holders of at least 25% of the principal amount of the bond.

•	Customer Service Center Equipment and Real Estate Financing. In December 1999, we borrowed $89.5 million from a group of lenders under a five-year credit facility secured by most of the equipment located at our customer service centers in Nevada, Mississippi and Kentucky. We repaid this facility upon maturity in December 2004.

Other Sources of Financing

We are a privately held corporation. Historically, we have primarily relied on cash flow from operations, borrowings under our credit facilities, issuances of notes and other forms of debt financing. We regularly explore our financing and debt reduction alternatives, including new credit agreements, equipment and real estate financing, equity financing, securitizations and unsecured and secured note issuances.

Credit Ratings

On December 22, 2004, we issued $450.0 million in 9.75% senior notes due 2015. Moody’s Investor Services assigned its Ca rating to the notes, affirmed its existing ratings and revised its outlook for us from negative to stable. Standard and Poor’s Ratings Service assigned its CCC unsecured debt rating to the notes, affirmed its existing ratings and changed its outlook from developing to negative. Fitch Ratings assigned its CCC+ rating to the notes, maintained its existing ratings and maintained its outlook as negative. For more information about our credit ratings, see “Factors that May Affect Future Results — Risks relating to our substantial debt — Our ability to obtain new financing and trade credit and the costs associated with new financing and trade credit may be adversely affected by changes in our credit ratings.”

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

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

Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring reserves for certain costs associated with plant closures and business reorganization activities as they are incurred or when they become probable and estimable. Restructuring costs associated with initiatives commenced prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force No. 94-3 and primarily include employee severance, certain employee termination benefits, such as outplacement services and career counseling, and resolution of contractual obligations.

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

Income tax assets and liabilities. We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We maintain valuation allowances where it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes.

Derivative and foreign exchange management activities. We recognize all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models that incorporate quoted market prices and dealer quotes and reflect assumptions about currency fluctuations based on current market conditions. The aggregate fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures.

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other expense, net” in the Statements of Operations. As a result, net income may be subject to volatility. The derivative instruments that qualify for hedge accounting currently hedge our net investment position in certain of our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that qualify for hedge accounting are recorded as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

Employee benefits

Pension and Post-retirement Benefits. We have several non-contributory defined benefit retirement plans covering substantially all employees. We also provide certain health care benefits for employees who meet age, participation and length of service requirements at retirement. In addition, we sponsor other retirement plans for our foreign employees in accordance with local government programs and requirements. We retain the right to amend, curtail or discontinue any aspect of the plans at any time. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance.

We account for our U.S. and certain foreign defined benefit pension plans and our post-retirement benefit plans using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or post-retirement benefit plans should follow the same pattern. Our policy is to fund our retirement plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations, as well as in accordance with our credit agreements.

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

Employee Incentive Compensation. We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. Provisions for employee incentive compensation are recorded in accrued salaries, wages and employee benefits and long-term employee related benefits. Changes in the liabilities for these incentive plans generally correlate with our financial results and projected future financial performance and could have a material impact on our consolidated financial statements and on future financial performance.

Estimates and Assumptions

Preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements. Key estimates and assumptions for us include those relating to:

•	product returns and customer claims, which we use in recognizing revenue;

•	expected selling prices for our products, which we use in valuing our inventory;

•	future business performance on both a consolidated basis and in particular countries, which we use in recording incentive compensation expense and valuing our deferred tax assets;

•	employee benefit, facility exit, contract termination and other costs associated with facility closures and organizational changes, which we use in determining restructuring expenses; and

•	employee demographics and turnover, discount rates, global capital market performance and health care costs, which we use in accounting for our benefits and workers compensation programs.

In 2004, changes in estimates and assumptions based on current year data had a substantial impact on our results. For example:

•	We recorded a tax benefit of approximately $19.2 million from reversing a valuation allowance against our alternative minimum tax credit carryforwards because, based on our assessment of the positive and negative evidence existing at the end of the year, it has become more likely than not that these assets will be realized.

•	We reduced our self insurance reserves for workers compensation claims by approximately $18.0 million (resulting in a decrease of $16.0 million in selling, general and administrative expenses and a decrease of $2.0 million in cost of goods sold) based on changes in our estimated future claims payments and related expenses as a result of more favorable than projected actual claims experience during the current year and corresponding reductions to claims projected for future periods.

•	We reversed approximately $8.5 million in restructuring charges, primarily due to changes in estimates resulting from lower than anticipated severance and employee benefits related to our restructuring initiatives in the United States and Europe.

Changes in our estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts we report in future periods.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing domestic and international retail environments;

•	changes in the level of consumer spending or preferences in apparel;

•	ongoing price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	the effectiveness of our promotion, incentive and service programs with retailers;

•	our dependence on key distribution channels, customers and suppliers;

•	changing fashion trends;

•	our supply chain executional performance;

•	our ability to secure sufficient contract manufacturing capacity;

•	risks related to the impact of consumer and customer reactions to new products including our mass channel products;

•	our ability to expand controlled distribution of our products;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of ongoing and potential future restructuring activities;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	changes in trade laws including the recent elimination of quotas under the WTO Agreement on textiles and clothing; and

•	political or financial instability in countries where our products are manufactured.

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

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132R (“FAS 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement provides disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ended after December 15, 2003, and for interim periods that began after December 15, 2003. We have adopted FAS 132R during 2004. The adoption of FAS 132R did not have any impact on our operating results or financial position.

In December 2003, the FASB published a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), to clarify some of the provisions of the original interpretation, and to exempt certain entities from its requirements. Under the revised guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on our operating results or financial position because we do not have any variable interest entities.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-

temporarily impaired and requires us to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for us during the first quarter of fiscal 2005. We do not believe that the adoption of EITF 03-1 will have a significant effect on our financial statements.

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2), providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). We adopted the provisions of FAS 106-2 during the year ended November 28, 2004. We recorded the effects of the federal subsidy provided by the Act in measuring our net periodic post-retirement benefit cost for the year ended November 28, 2004, which resulted in a reduction in our accumulated post-retirement benefit obligation (“APBO”) for the subsidy related to benefits attributed to past service of $21.4 million. The subsidy resulted in a reduction in our current period net periodic post-retirement benefit costs for the year ended November 28, 2004 of $1.7 million. We expect to receive subsidy payments beginning in fiscal year ending November 30, 2006 (see Note 12 to our Consolidated Financial Statements).

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of FAS 151 will have a significant effect on our financial statements.

In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The provisions of this statement is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of FAS 153 will have a significant effect on our financial statements.

In November 2004, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a significant effect on our financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of FAS 109-2 will have a significant effect on our financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Relating to our Substantial Debt

We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations under the notes.

As of November 28, 2004, giving effect to the issuance of our 2015 notes as of such date and our repurchase as of such date of $372.1 million of our 2006 notes, our pro forma total debt was approximately $2.1 billion and we had approximately $471.3 million of additional borrowing capacity under our revolving credit facility. Our substantial debt could have important adverse consequences. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including our senior secured term loan, our senior secured revolving credit facility, our remaining outstanding 7.0% notes due 2006, our 11.625% senior notes due 2008, our 12.25% senior notes due 2012 and our 9.75% senior notes due 2015;

•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to some of our competitors that have less financial leverage; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

The majority of borrowings under our senior secured term loan and senior secured revolving credit facility are, and will continue to be, at variable rates of interest. As a result, increases in market interest rates may require a greater portion of our cash flow to be used to pay interest.

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

The indentures relating to our senior unsecured notes, our Yen-denominated Eurobond, and our senior secured term loan and senior secured revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, make capital expenditures, and enter into transactions with affiliates. We also are required to meet a leverage ratio under the terms of our senior secured term loan and, in certain circumstances, a fixed charge coverage ratio under our senior secured revolving credit facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete with companies not similarly restricted. In particular, these restrictions, in combination with our leveraged condition, could limit our ability to restructure our business or take other actions that require additional funds or that cause us to incur charges or costs that adversely affect our compliance with our leverage and fixed charge coverage ratio covenants.

If we are unable to service our indebtedness or repay or refinance our indebtedness as it becomes due, we may be forced to sell assets or we may go into default, which could cause other indebtedness to become due, and adversely affect the trading value of our debt securities.

If we are unable to pay interest on our indebtedness when due, or to repay or refinance the principal amount of our indebtedness when due, we will go into default under the terms of the documents governing such indebtedness. If that happens, the holders of our indebtedness could elect to declare the indebtedness due and payable and, in the case of the revolving credit facility, terminate their commitments. Prior to or after these defaults, the holders of our indebtedness could exert pressure on us to sell assets or take other actions, including the initiation of bankruptcy proceedings or the commencement of an out-of-court debt restructuring, which may not be in the best interests of the company or holders of our debt securities. If we attempt an asset sale, whether on our own initiative or as a result of pressure from holders of our indebtedness, we may not be able to complete a sale on terms acceptable to us. For example, in May 2004 we began to explore the sale of our Dockers® casual clothing business. We took this action because we believed a sale would help us substantially reduce our debt, improve our capital structure and focus our resources on our other brands. On October 18, 2004, after evaluating the offers we received, we announced that we had decided to keep the brand. Any default under our indebtedness, or the perception that we may go into default, would also adversely affect the trading value of our debt securities.

If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our debt securities.

We conduct our foreign operations through foreign subsidiaries, which accounted for approximately 45% and 41% of our net sales during the years ended November 28, 2004 and November 30, 2003, respectively. As a result, we depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations, including payments on our debt securities. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. If those subsidiaries are unable to pass on the amount of cash that we need, we will be unable to make payments to holders of our debt securities. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us.

Our ability to obtain new financing and trade credit and the costs associated with new financing and trade credit may be adversely affected by downgrades or other changes in our credit ratings.

The credit ratings assigned to our indebtedness may affect both our ability to obtain new financing and trade credit and the costs of our financing and credit. Although ratings downgrades do not trigger any material obligations or provisions under our financing or other contractual relationships, it is possible that rating agencies may downgrade our credit ratings or change their outlook about us (as they did in late 2003 and, in the case of Standard & Poor’s Ratings Service and Moody’s Investor Service with respect to their outlook, in December 2004), which could have an adverse impact on us. For example, if our credit ratings are downgraded, it could increase our cost of capital, make our efforts to raise capital or trade credit more difficult and have an adverse impact on our reputation.

Risks Relating to the Industry in Which We Compete

Our sales are heavily influenced by general economic cycles.

Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be correlated with the level of consumer spending on discretionary goods. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions or increases in interest rates, or acts of war, terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other domestic and foreign jeanswear and casual apparel marketers, fashion-oriented apparel marketers, athletic and sportswear marketers, specialty retailers and retailers of private label jeanswear and casual apparel products, some of which have greater financial and marketing resources than we do. We compete with these companies primarily on the basis of:

•	developing products with innovative fits, finishes, fabrics, styles and performance features;

•	anticipating and responding to changing consumer demands in a timely manner;

•	providing compelling value in our products for the price;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for our retail customers by providing market-right products and executing effective pricing, incentive, promotion and service programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective marketing support; and

•	obtaining sufficient retail floor space and effective presentation of products at retail.

Increased competition in the worldwide apparel industry, including from international expansion of vertically-integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels or expanding the brands they carry and from internet-based competitors, could reduce our sales and prices and adversely affect our business and financial condition.

The worldwide apparel industry has experienced price deflation, which has affected, and may continue to affect, our results of operations.

The worldwide apparel industry has experienced price deflation in recent years. The deflation is attributable to increased competition, increased product sourcing in lower cost countries, growth of the mass merchant channel of distribution, commoditization of the khaki market in the United States, changes in trade agreements and regulations and reduced relative spending on apparel and increased value-consciousness on the part of consumers reflecting, in part, general economic conditions. Downward pressure on prices has, and may continue to:

•	require us to introduce lower-priced products or provide new or enhanced products at the same prices;

•	require us to reduce wholesale prices on existing products;

•	result in reduced gross margins;

•	increase retailer demands for allowances, incentives and other forms of economic support that could adversely affect our profitability; and

•	increase pressure on us to further reduce our production costs and our operating expenses.

Because of our high debt level, we may be less able to respond effectively to these developments than our competitors who have less financial leverage.

The success of our business depends upon our ability to offer innovative and upgraded products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to continuously develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. In addition, we must create products that appeal to multiple consumer segments at a range of price points. Any failure on our part to regularly and rapidly develop innovative products and update core products could:

•	limit our ability to differentiate, segment and price our products;

•	adversely affect retail and consumer acceptance of our products;

•	limit sales growth; and

•	leave us with a substantial amount of unsold inventory, which we may be forced to sell at distressed prices.

The importance of product innovation and market responsiveness in apparel requires us to continue to shorten the time it takes us to bring new products to market, strengthen our product development and commercialization capabilities, rely more on successful commercial relationships with third parties such as design, fiber, fabric and finishing providers and compete and negotiate effectively for new technologies and product components. The exposure of our business to changes in consumer preferences is heightened by our reliance on offshore manufacturers, as offshore outsourcing may increase lead times between production decisions and customer delivery.

In addition, our focus on inventory management may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. For example, during 2004, we were unable to fulfill some customer orders in our U.S. business as a result of a convergence of tight inventory management, increased demand, supply constraints and our own operational challenges. Moreover, if we misjudge consumer preferences, our brand image may be impaired, and we may be required to dispose of a substantial amount of closeout or slow-moving products, which would have an adverse effect on our gross profit and earnings.

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

Our business is subject to risks associated with sourcing and manufacturing overseas.

We import raw materials and finished garments into all of our operating regions. Substantially all of our import operations are subject to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements have positive effects on trade liberalization by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs or contribute to price deflation, which could have an adverse effect on our business and financial condition.

In addition, the elimination of quotas on textile and approved imports by World Trade Organization member countries at the end of 2004 could result in increased sourcing from developing countries which historically have lower labor costs, including China. There may be competitors who can quickly create cost and sourcing advantages from these changes in trade arrangements, which could have an adverse effect on our business and financial condition.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes or increased U.S. or other country homeland security requirements. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Risks Relating to Our Business

Our net sales have declined in recent years, we remain highly leveraged and actions we have taken and may take to turn around our business may not be successful in the long term.

Our net sales have declined over the last seven fiscal years, from $6.0 billion in 1998 to $4.1 billion in 2004, a decrease of 31.7%. We cannot provide assurance that the strategic, operations and management changes we have taken in recent years, or additional cost reduction and other performance improvement actions we may take, will be successful, or that we can increase our sales, improve our profitability and cash flow or reduce our debt. Our financial condition remains highly leveraged, reducing our operating flexibility and impairing our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable financial leverage.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products. We may be unable to increase sales of our products through these distribution channels, in part because these customers maintain substantial private label offerings and seek to differentiate their brands and products from those of their competitors. Our financial results in the United States are also dependent in part on the effectiveness of our promotional programs with our key chain and department store customers. In addition, other channels, including vertically integrated specialty stores and mass channel retailers, account for a large portion of sales in jeanswear and casual wear sales and have placed substantial competitive pressure generally on the chain and department store channels. Our lack of a substantial presence in the vertically integrated specialty store market, where companies such as Gap Inc. compete, weakens our ability to market to younger consumers.

In Europe, department stores and independent jeanswear retailers are our primary distribution channels. These customers have experienced challenges competing against vertically integrated specialty stores. Further success by vertically integrated specialty stores may adversely affect the sales of our products in Europe.

We also do not have a large portfolio of company-owned stores and internet distribution channels, unlike some of our competitors. Although we own a small number of stores located in selected major urban areas and we intend to increase our company-owned retail presence, we do not expect them to produce substantial unit volume or sales. As a result, we have only a small presence in the vertically-integrated specialty store arena, and we have less control than some of our competitors over the distribution and presentation at retail of our products, which could make it more difficult for us to implement our strategy.

Our mass channel initiative could erode our margins and our sales of our Levi’s® products.

In July 2003 we began selling a new casual clothing brand, the Levi Strauss Signature™ brand, in Wal-Mart Stores, Inc.’s Wal-Mart stores in the United States. The Levi Strauss Signature™ brand is also now available in Target Corporation’s Target stores in the United States, Kmart and other U.S. mass channel retailers and in mass channel retail stores in Europe and Asia. We anticipate that the products will be available in additional mass channel retail customers in the future. Although our research to date indicates that we have not experienced any substantial cannibalization of our Levi’s® brand, it is possible that sales of Levi Strauss Signature™ products through the mass channel may result in reduced sales of our other brands. In addition, although our research has not shown that this has occurred in the markets where we have introduced the brand, by offering a less expensive brand in the mass channel, it is possible that we may adversely affect the perception and appeal of our Levi’s® brand by both consumers who purchase our products and by our current customers who sell our products, which could result in an overall decrease in sales and margins. Finally, we may face demands from mass channel retailers for wholesale prices for our products that we believe we cannot offer on a sustained and profitable basis.

We depend on a group of key U.S. customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our ten largest customers totaled approximately 39% and 43% of total net sales in 2004 and 2003, respectively. One customer, J.C. Penney Company, Inc., accounted for approximately 9% and 11% of net sales in 2004 and 2003, respectively. Moreover, we believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. For example, Sears Roebuck and Co. (a Levi’s® brand and Dockers® brand customer) and Kmart Corporation (a Levi Strauss Signature™ brand customer) have announced plans to merge. More recently, media reports have indicated that Federated Department Stores Inc. and May Department Stores Co., both Levi’s® brand and Dockers® brand customers and two of our top ten customers, engaged in preliminary merger discussions. If consolidation in the industry continues, our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

While we have long-standing customer relationships, we do not have long-term contracts with any of our customers, including J.C. Penney or Wal-Mart Stores, Inc. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce our floor space or fixtures for our products or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our business and financial condition.

Our revenues are dependent on sales of branded jeans products. If our sales of these products significantly decline, our market share and our results of operations will be adversely affected.

Our revenues are derived mostly from sales of branded jeans products. Our Levi’s® brand, which consists primarily of denim bottoms, generated approximately 70% of our total net sales in 2004 and 2003. In 2004, net sales of Levi’s® brand products accounted for approximately 57% of net sales in North America, approximately 88% of net sales in Europe and approximately 94% of net sales in Asia Pacific. In 2003, net sales of Levi’s® brand products accounted for approximately 58% of net sales in North America, approximately 90% of net sales in Europe and approximately 96% of net sales in Asia Pacific. Our relative percentage of our total net sales represented by jeans products increased following our entry in 2003 in the mass channel with our Levi Strauss Signature™ brand. Because of our dependence on branded jeans products, any significant decrease in our sales of these products could harm our business and financial condition.

We rely on outsourced manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We have in recent years substantially increased our use of independent contract manufacturers and supply relationships in which the contractors purchase directly fabric and other raw materials and may supply design and development services. As a result, we depend on independent contract manufacturers to maintain adequate financial resources, to secure a sufficient supply of raw materials and to maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and increased demands for product innovation and speed-to-market.

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

We do not have material long-term contracts with any of our independent manufacturers and these manufacturers generally may unilaterally terminate their relationship with us at any time. In addition, the continuing shift in the apparel industry towards outsourcing has intensified competition for quality contractors, some of which have long-standing relationships with our competitors or who may have less volatility than us in their ordering patterns or less perceived risk in their ability to pay. Our financial condition or the financial condition of our suppliers may make it more difficult for our suppliers to obtain sufficient financing to support our requirements, particularly as we shift toward package production. To the extent we are not able to secure or maintain relationships with manufacturers that are able to fulfill our requirements, our business would be harmed.

We require contractors to meet our standards in terms of working conditions, environmental protection, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, the labor and business practices of independent apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our independent manufacturers to adhere to labor or other laws or appropriate labor or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.

Our international operations expose us to political and economic risks.

We generated approximately 45% and 41% of our net sales outside the United States in 2004 and 2003, respectively, and a substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	less protective foreign laws relating to intellectual property;

•	political and economic instability; and

•	disruptions or delays in shipments.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. For 2004, net sales were approximately flat compared to 2003 but decreased 4.0% on a constant currency basis. In addition, although we engage in hedging activities to manage our foreign currency exposures, our earnings may be subject to volatility since we are required to record in income the changes in the market values of our exposure management instruments that do not qualify for hedge accounting treatment. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business. For example, we have recently had several changes in our senior management, including three chief financial officers in the past 18 months. Our ability to attract and retain qualified employees is adversely affected by the San Francisco location of our headquarters due to the high cost of living in the San Francisco area. Other factors that have affected, and may continue to affect, our ability to retain and attract employees include our recent financial performance; the disruption associated with our restructuring and cost reduction initiatives; our reliance on cash incentive compensation programs tied to our financial performance; concerns regarding financial reporting, litigation and other developments affecting our reputation; and concerns regarding our ability to achieve our business and financial objectives.

Our reorganization, cost reduction, management and related actions may disrupt our business, result in substantial restructuring charges and result in substantial management and employee reduction and turnover.

In 2004, we took a number of actions relating to our organization, management and cost structure, including:

•	At the beginning of the year, we retained Alvarez & Marsal, Inc. to work with our board of directors and leadership team in identifying additional actions to accelerate our turnaround.

•	We had three changes in our senior management team during the first four months of the year. In December 2003, we appointed James P. Fogarty, a managing director of Alvarez & Marsal, Inc., to serve as our chief financial officer. Under our agreement with Alvarez & Marsal, Inc., Mr. Fogarty will leave that position in March 2005. In February 2004, we appointed Paul Mason as the new president of our Europe business. In March 2004, we appointed John Anderson, the president of our Asia Pacific business, to also serve as leader of our global sourcing organization.

•	We explored the sale of our worldwide Dockers® casual clothing business and ultimately decided to keep the brand after an intensive five-month sale process that required considerable dedication of senior management time. Although there was significant interest in the Dockers® business by prospective buyers, after carefully considering the numerous sales offers and terms we received, and reflecting upon our financial performance in 2004, we chose to keep the business.

•	We closed our owned and operated manufacturing plant in Adelaide, Australia and our two sewing plants in Spain. These actions reflect our continuing transition from self-manufacturing to outsourced contract production.

•	We streamlined our organization by eliminating staff and open positions. The number of individuals employed by us decreased from approximately 12,300 as of November 30, 2003 to 8,850 as of November 28, 2004.

•	In the United States, we rationalized our product lines in the Levi’s® and Dockers® businesses, exiting unprofitable and underperforming product categories and licensing others. These actions improved the overall profitability of these businesses by generating stronger gross margins and reducing operating overhead.

•	We began changing the business model for our Dockers® brand in Europe through establishing a smaller, more centrally-run business unit designed to take better advantage of the larger Levi Strauss Europe organization. The president of the Dockers® business in Europe, along with the leaders of the marketing and merchandising functions, left employment with us in December 2004.

•	We made changes in our global sourcing organization, including establishing its management team in Asia.

•	We made changes in our incentive compensation plans and in our pension plan and our post-retirement health benefits plans for U.S. employees to reduce the cost and cash requirements of those plans.

•	We suspended indefinitely installation of an enterprise resource planning system in the United States in the first quarter of 2004. In August 2004, we decided to implement a more limited enterprise resource planning system in our Asia Pacific region.

•	We appointed a new chief financial officer, Hans Ploos van Amstel, effective March 7, 2005, to replace Mr. Fogarty.

These changes and developments in our business processes, systems, organizations and management could result in business disruption and executional error as we transition to new processes and roles, increased employee turnover, adverse effects on employee morale and delays in modernizing our information systems and decision support capabilities. This in turn could harm our business and adversely affect our results of operations.

We have substantial liabilities and cash requirements associated with pension, post-retirement health benefit and deferred compensation plans, and with our restructuring activities.

Our employee benefit and compensation plans and restructuring activities have resulted in substantial liabilities on our balance sheet:

•	We maintain two plans providing post-retirement benefits, principally health care, to substantially all our U.S. retirees and their qualified dependents. Our total post-retirement medical benefits liability as of November 28, 2004 was $530.8 million.

•	We have several non-contributory defined benefit retirement plans covering substantially all of our employees. Our long-term pension liability as of November 28, 2004 was $217.5 million.

•	We have deferred compensation plans for certain employees, executives and outside directors. The portion of our other long-term employee related liabilities as of November 28, 2004 relating to these deferred compensation plans was $95.5 million.

•	We have taken a number of actions in recent years, including plant closures and organizational changes, which resulted in our taking restructuring charges. Our restructuring reserves as of November 28, 2004 were $50.8 million.

In addition, we do not have stock option, stock purchase or similar equity employee compensation programs. As a result, our incentive compensation programs rely on cash payments to plan participants.

These plans and activities have and will generate substantial cash requirements for us. For example, in 2004, we made net cash payments of approximately $144 million relating to our restructuring activities, post-retirement health benefits plans and U.S. pension plans. For 2005, we expect to make net cash payments of approximately $57 million relating to restructuring activities, approximately $36 million under our post-retirement health benefits plan and approximately $19 million as contributions to our U.S. pension plans.

We cannot provide assurance that participants in our deferred compensation plan will not seek distributions in response to concerns about our financial condition or liquidity.

Future net periodic benefit costs for our pension and post-retirement health care plans may be volatile and are dependent upon the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. In addition, in January 2005 the Bush Administration proposed legislation that would affect pension plan funding. The legislation addresses funding calculations and levels, including tying funding requirements to the financial health of the plan sponsor, putting limits on granting additional benefits for underfunded plans, and making increases in Pension Guaranty Corporation flat rate premiums. The actual impact of this legislation on our plans would depend on its requirements as enacted but, if adopted, this or similar legislation could result in the need for additional cash payments by us into our U.S. pension plans.

These liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Beginning in 2005, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt securities.

Beginning with our annual report for the year ending November 27, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), will require us to include an internal control report with our annual report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for our independent registered public accounting firm to attest to, and report on, our assessment of the effectiveness of our internal control over financial reporting under Section 404. Our assessment requires us to make subjective judgments. In addition, because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our independent registered public accounting firm may not agree with our assessment.

Our independent registered public accounting firm has in the past identified material weaknesses and significant deficiencies in our internal controls. In October 2003, we announced that we were amending financial information previously included in our fiscal year 2001 financial statements and in press releases issued in September 2003 announcing our results for the third quarter of 2003. The announcement resulted from our recognition that we had made an accounting error in our financial reporting treatment of tax return errors made in 1998 and 1999 and our determination that, as a result, we needed to restate our fiscal year 2001 financial statements. We later determined that the adjustments to the 2001 statements would affect the financial statements for subsequent periods, and we decided it was appropriate to restate our 2002 and first and second quarter 2003 financial statements. In December 2003 and June 2004, we received letters from our independent registered public accounting firm relating to this matter which identified reportable conditions and material weaknesses in our internal control systems and made certain recommendations. These reportable conditions and material weaknesses included inadequate internal controls to prevent and detect misstatements of accounting information and inadequate involvement of our global controller’s group, the corporate controller and the chief financial officer in the review and disclosure of tax information. Although our independent registered public accounting firm in conjunction with their audit of our consolidated financial statements for 2004 did not advise our management or our Audit Committee of any material weaknesses related to our internal control or operations, our independent registered public accounting firm did identify three new significant deficiencies in our internal controls. See “Item 9A—Controls and Procedures” for a discussion of these new significant deficiencies.

Achieving compliance with Section 404 within the prescribed period, and remedying the significant deficiencies that have been recently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy these deficiencies will effectively mitigate or remediate such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of November 27, 2005. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities. In addition, we can give no assurance that our independent registered public accounting firm will agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Adverse outcomes resulting from examination of our income tax returns may affect our liquidity.

We have unresolved issues in our consolidated U.S. federal income tax returns for the prior 19 years. Certain of these years are presently under examination by the Internal Revenue Service. We have not yet reached a full settlement with the Internal Revenue Service for these years and we cannot assure you that we will be able to reach a full settlement for these years on terms that are acceptable to us. In addition, our income tax returns for these or other years may be the subject of future examination by the Internal Revenue Service or other tax authorities. An adverse outcome resulting from any settlement or future examination may lead to an increase in our provision for income taxes on our income statement and adversely affect our liquidity. Our tax liabilities for prior years have generated substantial cash needs for us, including a payment of approximately $42.0 million in November 2004. In 2005, we project U.S. federal, state and foreign income tax payments of approximately $116.0 million for prior year tax liabilities. Our recorded tax liabilities for these issues reflect estimates based on significant assumptions, including an assumption that the Internal Revenue Service would not successfully assess any penalties in respect of taxes for prior years. Actual costs to resolve these open tax issues may be substantially different from our estimate.

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

We are the subject of putative class action litigation by holders of our debt securities.

As further described under “Part I — Item 3 — Legal Proceedings”, we are the subject of a putative class action lawsuit by holders of our debt securities in the Federal district court for the Northern District of California. This lawsuit alleges violations of the Federal securities laws based on allegedly false and misleading financial statements and other public statements issued by us. Although we intend to defend this lawsuit vigorously, we may be required to devote significant management and financial resources to the defense of these actions. An adverse outcome in this lawsuit could have a material adverse effect on our liquidity, financial condition and access to the capital markets.

Our approach to corporate governance may lead us to take actions that conflict with our creditors’ interests as holders of our debt securities.

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

Our annual financial statements for 2000 have been restated and are unaudited.

Our selected financial information for 2000 included in Item 6 of this Annual Report on Form 10-K is derived from our financial statements that are unaudited. Our original financial statements for 2000 were audited by Arthur Andersen LLP, independent certified public accountants. These financial statements were subsequently restated by company management as a result of the 2001 reaudit by KPMG LLP, an independent registered public accounting firm, but were not reaudited by KPMG LLP. As a result, holders of our notes may have no effective remedy against any independent registered public accounting firm in connection with a material misstatement or omission in such financial information included in this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk primarily related to foreign currencies and interest rates. We actively manage foreign currency risks with the objective of maximizing our U.S. dollar value. We hold derivative positions only in currencies to which we have exposure. We currently do not hold any interest rate derivatives.

We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, we believe these counterparties are creditworthy financial institutions and do not anticipate nonperformance. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (ISDA) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

FOREIGN EXCHANGE RISK

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some inter-company sales, foreign subsidiaries’ royalty payments, net investment in foreign operations and funding activities. Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our cash flows. We typically take a long-term view of managing exposures, using forecasts to develop exposure positions and engaging in their active management.

We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures, we enter into spot exchange, forward exchange, cross-currency swaps and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third party and inter-company transactions. We manage the currency risk as of the inception of the exposure. We do not currently manage the timing mismatch between our forecasted exposures and the related financial instruments used to mitigate the currency risk.

Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our board of directors. Our foreign exchange committee, comprised of a group of our senior financial executives, reviews our foreign exchange activities to ensure compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for an active approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk, interest rate risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a Value-at-Risk model.

At November 28, 2004, we had U.S. dollar spot and forward currency contracts to buy $793.8 million and to sell $504.1 million against various foreign currencies. Additionally we had Australian Dollar forward currency contracts to buy 1.3 million Australian Dollars ($1.0 million equivalent) against the Polish Zloty and the New Zealand Dollar. These contracts are at various exchange rates and expire at various dates through March 2005.

We have entered into option contracts to manage our exposure to numerous foreign currencies. At November 28, 2004, we had bought U.S. dollar option contracts resulting in a net long position against various foreign currencies of $12.0 million should the options be exercised. Additionally we bought Euro options resulting in a net long position against Japanese Yen of 10.0 million Euros ($13.3 million equivalent) should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net long position against various currencies of $36.6 million should the options be exercised. The option contracts are at various strike prices and expire at various dates through February 2005.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 28, 2004. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the total net position outstanding as of the stated date. A positive amount represents a long position in U.S. dollar versus the exposure currency, while a negative amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. All amounts are stated in U.S. dollar equivalents. We use widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of our foreign exchange derivative contracts. All transactions will mature before the end of March 2005.

Outstanding Forward and Swap Transactions

(Dollars in Thousands except Average Forward Exchange Rates)

	As of November 28, 2004
Currency	Average Forward Exchange Rate	Notional Amount	Fair Value
Australian Dollar	0.75	$33,770	$(2,017)
Canadian Dollar	1.18	63,663	(118)
Swiss Franc	1.20	(21,330)	1,143
Danish Krona	5.65	32,079	(262)
Euro	1.29	(19,106)	469
British Pound	1.85	142,153	(3,574)
Hungarian Forint	194.16	(26,675)	1,237
Japanese Yen	102.93	17,626	(324)
Korean Won	1,075.27	5,104	(116)
Mexican Peso	11.40	19,387	(99)
Norwegian Krona	6.37	17,839	(802)
New Zealand Dollar	0.71	(7,231)	65
Polish Zloty	3.31	(27,144)	1,847
Swedish Krona	6.88	62,020	(1,404)
Singapore Dollar	1.65	(16,710)	54
Taiwan Dollar	32.68	9,675	(523)
South African Rand	6.02	4,490	(77)

Total		$289,610	$(4,501)

The following table presents the currency, average strike rate, notional amount and fair value of our outstanding foreign currency options. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date should the option be exercised. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. We use a weighting factor based on the notional amounts of the outstanding transactions to determine the average strike rate. We use widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of our foreign exchange derivative contracts. All transactions expire before the end of February 2005.

Outstanding Options Transactions

(Dollars in Thousands except Average Strike Rates)

	As of November 28, 2004
Currency	Average Strike Rate	Notional Amount	Fair Value
Australian Dollar	0.72	$(5,329)	$660
Euro	1.31	584	117
Japanese Yen	104.50	40,000	(198)

Total		$35,255	$579

Interest Rate Risk

We maintain a mix of medium and long-term fixed and variable rate debt. We currently do not actively manage the related interest rate risk and hold no interest rate derivatives.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table gives effect to our issuance of $450.0 million of 9.75% notes due 2015 and subsequent repurchase of $372.1 million of our 7.0% notes due 2006, as if such actions took place as of November 28, 2004. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted average interest rates for the years indicated. The applicable floating rate index is included for variable rate instruments. All amounts are stated in U.S. dollar equivalents.

Interest Rate Table as of November 28, 2004

(Dollars in Thousands Unless Otherwise Stated)

	Year Ended							Fair Value 2004
	2004	2005	2006	2007	2008	2009	2010
Debt Instruments
Fixed Rate (US$)	$1,712,428	$1,678,857	$1,599,000	$1,597,000	$1,215,000	$1,025,000	$1,025,000	$1,825,869
Average Interest Rate	10.89%	10.93%	11.12%	11.13%	10.97%	11.15%	11.15%
Fixed Rate (Yen 20 billion)	$194,534	$194,534	$194,534	$194,534	$194,534	$194,534	$194,534	$173,774
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Fixed Rate (Euro 125 million)	$165,725	$165,725	$165,725	$165,725	—	—	—	$177,817
Average Interest Rate	11.63%	11.63%	11.63%	11.63%	—	—	—
Variable Rate (US$)	$321,365	$294,000	$291,000	$288,000	$285,000	—	—	$350,413
Average Interest Rate*	8.83%	9.14%	9.14%	9.14%	9.14%	—	—
Total principal (face amount) of our debt instruments	$2,394,052	$2,333,116	$2,250,259	$2,245,259	$1,694,534	$1,219,534	$1,219,534	$2,527,873

*	Assumes no change in short-term interest rates

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Levi Strauss & Co.:

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and subsidiaries as of November 28, 2004 and November 30, 2003, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income and cash flows for each of the years in the three-year period ended November 28, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. and subsidiaries as of November 28, 2004 and November 30, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended November 28, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, CA

February 14, 2005

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	November 28, 2004	November 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$299,596	$143,445
Restricted cash	1,885	—
Trade receivables, net of allowance for doubtful accounts of $29,002 and $26,956	607,679	555,106
Inventories:
Raw materials	45,271	57,925
Work-in-process	22,950	36,154
Finished goods	486,633	585,989

Total inventories	554,854	680,068
Deferred tax assets, net of valuation allowance of $26,364 and $25,281	131,491	131,827
Other current assets	83,599	104,176

Total current assets	1,679,104	1,614,622
Property, plant and equipment, net of accumulated depreciation of $486,439 and $491,121	416,277	486,714
Goodwill	199,905	199,905
Other intangible assets	46,779	44,722
Non-current deferred tax assets, net of valuation allowance of $360,319 and $324,269	455,303	490,021
Other assets	88,634	87,283

Total assets	$2,886,002	$2,923,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$75,165	$34,700
Current maturities of capital lease	1,587	—
Accounts payable	279,406	236,775
Restructuring reserves	41,995	96,406
Accrued liabilities	253,322	244,520
Accrued salaries, wages and employee benefits	293,762	194,047
Accrued income taxes	124,795	29,863

Total current liabilities	1,070,032	836,311
Long-term debt, less current maturities	2,248,723	2,281,729
Long-term capital lease, less current maturities	5,854	—
Post-retirement medical benefits	493,110	555,008
Pension liability	217,459	250,814
Long-term employee related benefits	154,495	193,188
Long-term income tax liabilities	—	143,082
Other long-term liabilities	43,205	32,576
Minority interest	24,048	23,731

Total liabilities	4,256,926	4,316,439
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,354,428)	(1,384,818)
Accumulated other comprehensive loss	(105,677)	(97,535)

Stockholders’ deficit	(1,370,924)	(1,393,172)

Total liabilities and stockholders’ deficit	$2,886,002	$2,923,267

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Year Ended November 28, 2004	Year Ended November 30, 2003	Year Ended November 24, 2002
Net sales	$4,072,455	$4,090,730	$4,145,866
Cost of goods sold	2,288,406	2,516,521	2,456,191

Gross profit	1,784,049	1,574,209	1,689,675
Selling, general and administrative expenses	1,299,766	1,353,314	1,285,855
Long-term incentive compensation expense (reversal)	45,171	(138,842)	70,270
Gain on disposal of assets	(3,576)	(2,685)	(1,600)
Other operating income	(52,034)	(39,936)	(34,450)
Restructuring charges, net of reversals	133,623	89,009	115,455

Operating income	361,099	313,349	254,145
Interest expense	260,124	254,265	186,493
Other expense, net	5,450	90,376	41,065

Income (loss) before taxes	95,525	(31,292)	26,587
Income tax expense	65,135	318,025	19,248

Net income (loss)	$30,390	$(349,317)	$7,339

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at November 25, 2001	$373	$88,808	$(1,042,840)	$2,381	$(951,278)

Net income	—	—	7,339	—	7,339
Other comprehensive loss, (net of tax)	—	—	—	(84,390)	(84,390)

Total comprehensive loss	—	—	7,339	(84,390)	(77,051)

Balance at November 24, 2002	373	88,808	(1,035,501)	(82,009)	(1,028,329)
Net loss	—	—	(349,317)	—	(349,317)
Other comprehensive loss (net of tax)	—	—	—	(15,526)	(15,526)

Total comprehensive loss	—	—	(349,317)	(15,526)	(364,843)

Balance at November 30, 2003	373	88,808	(1,384,818)	(97,535)	(1,393,172)

Net income	—	—	30,390	—	30,390
Other comprehensive loss (net of tax)	—	—	—	(8,142)	(8,142)

Total comprehensive income	—	.	30,390	(8,142)	22,248

Balance at November 28, 2004	$373	$88,808	$(1,354,428)	$(105,677)	$(1,370,924)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended November 28, 2004	Year Ended November 30, 2003	Year Ended November 24, 2002
Cash Flows from Operating Activities:
Net income (loss)	$30,390	$(349,317)	$7,339
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	62,606	64,176	70,354
Non-cash asset write-offs associated with reorganization initiatives	35,204	10,968	19,426
Gain on disposal of assets	(3,576)	(2,685)	(1,600)
Unrealized foreign exchange gains (losses)	(18,395)	(29,838)	14,868
(Increase) decrease in trade receivables	(88,094)	116,352	(1,799)
Decrease (increase) in inventories	100,942	(77,072)	53,634
Decrease (increase) in other current assets	32,797	(13,364)	13,869
Decrease in other non-current assets	12,965	52,119	17,585
Increase (decrease) in accounts payable and accrued liabilities	105,110	50,508	(63,995)
Decrease in net deferred taxes	(2,612)	(98,762)	(116,294)
Increase (decrease) in restructuring reserves	(45,566)	34,241	17,499
Addition to deferred tax valuation allowance	37,133	282,448	650
Increase (decrease) in accrued salaries, wages and employee benefits	113,166	(117,225)	96,487
Increase (decrease) in accrued income taxes	96,710	(72,702)	85,729
(Decrease) increase in long-term employee related benefits	(130,733)	(92,409)	72,020
(Decrease) increase in other long-term liabilities	(141,305)	47,358	(89,202)
Other, net	3,154	4,554	4,159

Net cash provided by (used for) operating activities	199,896	(190,650)	200,729

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(16,299)	(68,608)	(59,088)
Proceeds from sale of property, plant and equipment	11,351	13,431	13,286
Cash outflow from net investment hedges	(7,982)	(29,307)	(13,551)

Net cash used for investing activities	(12,930)	(84,484)	(59,353)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,616,039	653,935
Repayments of long-term debt	(13,532)	(1,192,162)	(795,843)
Net decrease in short-term borrowings	(4,018)	(1,732)	1,592
Debt issuance costs	(10,844)	(73,049)	(3,242)
Increase in restricted cash	(1,885)	—	—
Other, net	(1,841)	—	—

Net cash (used for) provided by financing activities	(32,120)	349,096	(143,558)

Effect of exchange rate changes on cash	1,305	5,037	1,568

Net increase (decrease) in cash and cash equivalents	156,151	78,999	(614)
Beginning cash and cash equivalents	143,445	64,446	65,060

Ending cash and cash equivalents	$299,596	$143,445	$64,446

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$233,512	$191,902	$157,637
Income taxes	82,985	167,264	103,770
Restructuring initiatives	143,593	49,727	78,531

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Levi Strauss & Co. and its wholly-owned and majority-owned foreign and domestic subsidiaries (“LS&CO.” or the “Company”) are prepared in conformity with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated. LS&CO. is privately held primarily by descendants and relatives of its founder, Levi Strauss.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2004 fiscal year consisted of 52 weeks ended November 28, 2004, the 2003 fiscal year consisted of 53 weeks ended November 30, 2003 and the 2002 fiscal year consisted of 52 weeks ended November 24, 2002. All amounts herein, unless otherwise indicated, are in thousands. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to certain local statutory requirements and does not include 53 weeks in 2003. All references to years relate to fiscal years rather than calendar years. Certain reclassifications have been made to prior year amounts to reflect the current year presentation.

Nature of Operations

The Company is one of the world’s leading branded apparel companies, with sales in more than 110 countries. The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children under the Levi’s®, Dockers® and Levi Strauss Signature™ brands. The Company markets its Levi’s®, Dockers® and Levi Strauss Signature™ brand products in three geographic regions: North America, Europe and Asia Pacific. As of November 28, 2004, the Company employed approximately 8,850 employees.

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

In 2004, 2003 and 2002, the Company had one customer, J.C. Penney Company, Inc., that represented approximately 9%, 11% and 12%, respectively of net sales. Net sales to the Company’s ten largest customers totaled approximately 39%, 43% and 45% of net sales during 2004, 2003 and 2002, respectively.

Restricted Cash

Restricted cash as of November 28, 2004 was comprised of approximately $1.9 million related to required cash deposits for customs and rental guarantees in Europe. Restricted cash as of November 30, 2003 was immaterial.

Reclassification of Outstanding Checks

The Company included approximately $60.5 million of outstanding checks in “accounts payable” in the consolidated balance sheet as of November 30, 2003. Outstanding checks represent checks that have been issued

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

by the Company but have not been processed against the Company’s bank accounts as of the balance sheet date. As of November 28, 2004, the Company has reported approximately $23.0 million of outstanding checks as a reduction in “cash and cash equivalents” in the consolidated balance sheet and statement of cash flows for the year then ended, and the prior year amount has been reclassified to reflect the current year presentation.

Correction of Intercompany Accounts

The Company’s results of operations for the year ended November 28, 2004 include a pre-tax benefit of approximately $5.0 million related to the correction of an error in accounting for certain intercompany transactions. The $5.0 million benefit was recorded in cost of goods sold, and represents the cumulative amount of intercompany charges related to a sourcing arrangement between one of the Company’s U.S. subsidiaries and its subsidiary in Mexico that were not properly eliminated in consolidation during the years 1990 through 2003. The amount of such charges in any of the years 1990 through 2003 were not material to the Company’s consolidated results of operations for those periods, nor was the inclusion of the benefit in the results of operations for 2004 considered material.

Income Tax Return to Provision Reconciliation

The Company’s results of operations for the year ended November 28, 2004 include a charge of approximately $6.2 million related to the recording of an adjustment resulting from the completion of the Company’s 2003 U.S. federal income tax return to provision reconciliation in August 2004. The $6.2 million expense was recorded in income tax expense and results from a correction to the projected taxable income that was utilized in connection with the preparation of the 2003 financial statements. The amount of such adjustment was not material to the Company’s consolidated results of operations for 2003, nor is the inclusion of the expense in the results of operations for 2004 considered material.

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

In August 2004, as a result of completing its business and organizational review, management of the Company decided to implement a more limited ERP system with respect to its Asia Pacific region to support the business growth in that region. Certain of the previously written off capitalized assets associated with the suspended worldwide ERP project, primarily comprised of software and licenses with an original cost of approximately $4-5 million, have been identified as useful in the implementation of this new ERP system for the Asia Pacific region. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, previously written down assets are not reversed, and accordingly, there will be no adjustment to write-up the assets identified for use in this initiative. However, upon quantification of the actual assets utilized, the Company going forward will disclose in the notes to the financial statements the original cost and pro forma depreciation expense related to such assets for the applicable periods to provide data regarding the benefit associated with their utilization. (See also Note 3 to the Consolidated Financial Statements.)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. The following discussion addresses the Company’s critical accounting policies, which are those that are most important to the portrayal of its financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

The Company’s critical accounting policies are summarized below.

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

The Company recognizes allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. Allowances principally relate to U.S. operations and primarily reflect price discounts, non-volume-based incentives and other returns and discounts. The Company estimates non-volume-based allowances by considering customer and product-specific circumstances and commitments, as well as historical customer claim rates. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances.

Inventory valuation. The Company values inventories at the lower of cost or market value. Inventory costs are based on standard costs on a first-in first-out basis, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. The Company considers various factors, including estimated quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company then estimates expected selling prices based on historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions and current consumer preferences. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities as they are incurred or when they become probable and estimable. Restructuring costs associated with initiatives commenced prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force No. 94-3 and primarily include employee severance, certain employee termination benefits, such as outplacement services and career counseling, and resolution of contractual obligations.

For initiatives commenced after December 31, 2002, the Company recorded restructuring reserves in compliance with Statement of Financial Accounting Standards No. (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,”

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with the relevant union representatives or plans adopted that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on revised estimates.

Income tax assets and liabilities. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances where it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes.

Derivative and foreign exchange management activities. The Company recognizes all derivatives as assets and liabilities at their fair values. The fair values are determined using widely accepted valuation models that incorporate quoted market prices and dealer quotes and reflect assumptions about currency fluctuations based on current market conditions. The aggregate fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures.

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other expense, net” in the Statements of Operations. As a result, net income may be subject to volatility. The derivative instruments that qualify for hedge accounting currently hedge the Company’s net investment position in certain of its subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that qualify for hedge accounting are recorded as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

Employee benefits

Pension and Post-retirement Benefits. The Company has several non-contributory defined benefit retirement plans covering substantially all employees. The Company also provides certain health care benefits for employees who meet age, participation and length of service requirements at retirement. In addition, the Company sponsors other retirement plans for its foreign employees in accordance with local government programs and requirements. The Company retains the right to amend, curtail or discontinue any aspect of the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

plans at any time. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on the Company’s consolidated financial statements and on its future financial performance.

The Company accounts for its U.S. and certain foreign defined benefit pension plans and its post-retirement benefit plans using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or post-retirement benefit plans should follow the same pattern. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and its credit agreements.

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

Employee Incentive Compensation. The Company maintains short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company’s short-term and long-term success. Provisions for employee incentive compensation are recorded in accrued salaries, wages and employee benefits and long-term employee related benefits. Changes in the liabilities for these incentive plans generally correlate with the Company’s financial results and projected future financial performance and could have a material impact on its consolidated financial statements and on future financial performance.

Other Significant Accounting Policies

Cost of Goods Sold

Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing, product sourcing and development overhead. Cost of goods sold also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $215.1 million, $211.6 million and $184.7 million for 2004, 2003 and 2002, respectively. Shipping and handling charges billed to the Company’s customers were insignificant.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense is recorded in selling, general and administrative expenses. For 2004, 2003 and 2002, total advertising expense was $302.6 million, $282.9 million and $307.1 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Other Operating Income

Other operating income represents royalties earned for the use of the Company’s trademarks in connection with the manufacturing, advertising, distribution and sale of products by third party licensees. The Company enters into licensing agreements with the majority of the agreements having a term of at least one year. Such amounts are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements. The earnings process is complete when the licensees sell the products. Royalty income for the years ended November 28, 2004, November 30, 2003 and November 24, 2002 was $52.0 million, $39.9 million and $34.5 million, respectively.

Other Expense, Net

Significant components of other expense, net are summarized below:

	Year Ended 2004	Year Ended 2003	Year Ended 2002
	(Dollars in thousands)
Foreign exchange management contracts	$26,809	$84,803	$57,351
Interest rate management contracts	—	—	(2,266)
Foreign currency transaction (gains) losses	(15,028)	(20,960)	3,999
Interest income	(3,933)	(4,470)	(7,911)
Loss on early extinguishment of debt	—	39,353	—
Minority interest — Levi Strauss Japan K.K.	709	2,270	1,696
Minority interest — Levi Strauss Istanbul Konfeksiyon	65	(725)	366
Other	(3,172)	(9,895)	(12,170)

Total	$5,450	$90,376	$41,065

The Company uses foreign exchange management contracts, such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and changes in fair value are recorded in “other expense, net”. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “other expense, net”.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the current exchange rate are also recorded in “other expense, net”.

Gains and losses arising from the remeasurement of the Company’s Yen-denominated Eurobond placement, to the extent that the indebtedness is not subject to a hedging relationship, are also included in foreign currency transaction (gains) losses.

Included in loss on early extinguishment of debt in 2003 is the write-off of capitalized debt issuance costs associated with the refinancing and termination of the Company’s 2001 senior secured credit facility, its 2003 secured credit facility and its 2001 U.S. receivables securitization agreement.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Minority Interest

Minority interest is included in “Other expense, net,” in the Consolidated Statements of Operations and in “Minority interest” in the Consolidated Balance Sheets, and includes a 16.4% minority interest of Levi Strauss Japan K.K., the Company’s Japanese affiliate, and a 49.0% minority interest of Levi Strauss Istanbul Konfeksiyon, the Company’s Turkish affiliate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates fair market value.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is carried at cost less accumulated amortization and is amortized over three years on a straight-line basis.

Goodwill and Other Intangible Assets

Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Pursuant to the provisions of Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Intangible assets are primarily comprised of owned trademarks with indefinite useful lives. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The Company’s remaining intangible assets are amortized over their estimated useful lives ranging from 3 to 12 years.

The Company adopted the provision of SFAS 142 at the beginning of fiscal 2003. A reconciliation of previously reported net income (loss) to amounts adjusted for the exclusion of goodwill and trademark amortization, net of related income tax effect, is as follows:

	Year Ended
	November 28, 2004	November 30, 2003	November 24, 2002
	(Dollars in thousands)
Net income (loss)	$30,390	$(349,317)	$7,339
Goodwill and trademark amortization, net of tax	—	—	4,100

Adjusted net income (loss)	$30,390	$(349,317)	$11,439

Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

Translation Adjustment

The functional currency for most of the Company’s foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a separate component of “Accumulated other comprehensive loss” in the consolidated financial statements.

The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies. The translation adjustments for these entities, as applicable, are included in “Other expense, net.”

Self-Insurance

The Company is partially self-insured for workers’ compensation and certain employee health benefits. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses. Actual losses could differ from accrued amounts. (See Note 15 to the Consolidated Financial Statements)

Workers’ Compensation. The Company carries insurance deductibles of $200,000 per occurrence for workers’ compensation. Insurance has been purchased for significant claims in excess of $200,000 per occurrence up to statutory limits. Aggregate insurance in the amount of $5.0 million was purchased during the period December 1, 2003 through November 28, 2004 for losses in excess of $10.0 million in the aggregate.

Health Benefits. The Company provides medical coverage to substantially all eligible active and retired employees and their dependents under either a fully self-insured arrangement or an HMO insured plan. There is stop-loss coverage for active salaried employees (as well as those salaried retirees who retired after June 1, 2001) that has a $2.0 million lifetime limit on medical coverage and stop loss coverage for all active hourly employees. This stop-loss coverage provides payment on the excess of any individual claim incident over $500,000 for salaried employees and $300,000 for hourly employees in any given year.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132R (“FAS 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The statement provides disclosures requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted FAS 132R during the year ended November 28, 2004. The adoption of FAS 132R did not have any impact on the Company’s operating results or financial position.

In December 2003, the FASB published a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), to clarify some of the provisions of the original interpretation, and to exempt certain entities from its requirements. Under the revised guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

in financial statements for periods ending after March 15, 2004. FIN 46R did not impact the Company’s operating results or financial position because the Company does not have any variable interest entities.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2), providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Company adopted the provisions of FAS 106-2 during the year ended November 28, 2004 and recorded the effects of the federal subsidy provided by the Act in measuring its net periodic post-retirement benefit cost for the year. This resulted in a reduction in the Company’s accumulated post-retirement benefit obligation for the subsidy related to benefits attributed to past service of $21.4 million. The subsidy resulted in a reduction in the Company’s current period net periodic post-retirement benefit costs for the year ended November 28, 2004 of $1.7 million. The Company expects to receive subsidy payments beginning in fiscal year ending November 30, 2006 (see Note 12 to the Consolidated Financial Statements).

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The provisions of this statement is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its financial statements.

In November 2004, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”).

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of FAS 109-2 will have a significant effect on its financial statements.

NOTE 2: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Additional Minimum Pension Liability	Transition Adjustment		Net Investment Hedges	Translation Adjustments	Totals
		Net Investment Hedges	Cash Flow Hedges
	(Dollars in thousands)
Accumulated other comprehensive income (loss) at November 25, 2001	$—	$76	$572	$41,427	$(39,694)	$2,381

Gross changes	(135,813)	(120)	(239)	(20,759)	13,966	(142,965)
Tax	51,372	44	88	7,682	(190)	58,996

Subtotal	(84,441)	(76)	(151)	(13,077)	13,776	(83,969)
Reclassification of cash flow hedges to other income/expense (net of tax of $248)	—	—	(421)	—	—	(421)

Other comprehensive income (loss), net of tax	(84,441)	(76)	(572)	(13,077)	13,776	(84,390)

Accumulated other comprehensive income (loss) at November 24, 2002	(84,441)	—	—	28,350	(25,918)	(82,009)

Gross changes	(6,593)	—	—	(39,347)	16,572	(29,368)
Tax	2,080	—	—	14,983	(3,221)	13,842

Other comprehensive income (loss), net of tax	(4,513)	—	—	(24,364)	13,351	(15,526)

Accumulated other comprehensive income (loss) at November 30, 2003	(88,954)	—	—	3,986	(12,567)	(97,535)

Gross changes	21,193			(19,956)	7,174	8,411
Tax	(8,261)	—	—	7,759	(16,051)	(16,553)

Other comprehensive income (loss), net of tax	12,932	—	—	(12,197)	(8,877)	(8,142)

Accumulated other comprehensive loss at November 28, 2004	$(76,022)	$—	$—	$(8,211)	$(21,444)	$(105,677)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

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

For the year ended November 28, 2004, the Company recognized restructuring charges, net of reversals, of $133.6 million. As of November 28, 2004, the Company’s total restructuring reserves balance was $50.8 million, with approximately $42.0 million recorded as a current liability, and the remaining $8.8 million included in other long-term liabilities on the consolidated balance sheet. The Company expects to utilize the majority of its restructuring reserve balance during fiscal year 2005.

The following table summarizes the 2004 activity and the reserve balances as of November 28, 2004 and November 30, 2003, associated with the Company’s plant closures and reorganization initiatives:

	November 30, 2003	Restructuring Charges	SG&A* Charges	Restructuring Reductions	SG&A* Reversals	Restructuring Reversals	November 28, 2004
	(Dollars in thousands)
2004 Reorganization Initiatives	$—	$73,691	$—	$(37,965)	$—	$(1,003)	$34,723
2004 Worldwide ERP** Installation Indefinite Suspension	—	9,386	—	(7,088)	—	(117)	2,181
2003 U.S. Organizational Changes***	16,641	9,192	—	(21,778)	—	(956)	3,099
2003 North America Plant Closures***	42,930	11,904	—	(46,122)	—	(288)	8,424
2003 Europe Organizational Changes	27,889	2,715	—	(25,990)	—	(2,496)	2,118
2002 Europe Reorganization Initiative	4,462	—	483	(3,775)	(876)	—	294
2002 U.S. Plant Closures	4,415	37	—	(806)	—	(3,646)	—
2001 Corporate Restructuring Initiatives	69	—	—	(69)	—	—	—

Restructuring Reserves	$96,406	106,925	$483	$(143,593)	$(876)	$(8,506)	$50,839

2004 Worldwide ERP** Asset Write-offs		33,417
2003 North America Plant Closures Asset Write-offs		1,244
2004 U.S. Organizational Changes Asset write-offs		543

Total		$142,129

*	SG&A refers to selling, general and administrative expenses.

**	ERP refers to enterprise resource planning system.

***	Beginning balance includes a reallocation to correct a prior classification of a $2.3 million liability for benefit costs from the 2003 North American plant closures restructuring initiative.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

2004 Reorganization Initiatives

In December 2003, the Company retained the management consulting firm Alvarez & Marsal, Inc. to work with the Company’s leadership team in analyzing the Company’s business strategies, plans and operations. As a result of this review, the Company commenced the following reorganization initiatives in 2004.

2004 Spain Plant Closures

During the year ended November 28, 2004, the Company commenced the process of closing its two owned and operated manufacturing plants in Spain. During the year ended November 28, 2004, the Company recorded a charge of $27.3 million related to the displacement of approximately 450 employees associated with this initiative and for other restructuring costs. The amount of the charge was determined based upon the severance benefits for this action, as negotiated with local representatives for the employees. The plant ceased operations in the fourth quarter of 2004. As of November 28, 2004, approximately 430 employees had been displaced. Current appraised values indicate that there does not appear to be an impairment issue relating to the carrying amounts of the plants’ property, plant and equipment. The Company expects to incur no additional restructuring costs in connection with this action.

2004 Australia Plant Closure

On August 26, 2004, the Company announced that it was closing its owned and operated manufacturing plant in Adelaide, Australia. During the year ended November 28, 2004, the Company recorded severance costs of approximately $2.6 million related to the displacement of approximately 90 employees associated with this initiative. The amount of the charge was determined based upon severance benefits. As of November 28, 2004, approximately 75 employees had been displaced. Current appraised values indicate that there does not appear to be an impairment issue relating to the carrying amounts of the plant’s property, plant and equipment. The Company expects to incur no additional restructuring costs in connection with this action.

2004 U.S. Organizational Changes

During the year ended November 28, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. This initiative resulted in the displacement of approximately 200 employees. During the year ended November 28, 2004, the Company recorded a charge for severance and lease termination costs of approximately $27.1 million, and other restructuring costs of approximately $0.5 million, related to this initiative. As of November 28, 2004, approximately 175 individuals had been displaced. The Company estimates that it will incur future additional restructuring charges related to this initiative, principally in the form of severance and employee benefits payments, of approximately $2.1 million, which will be recorded as they become estimable and probable.

2004 Europe Organizational Changes

During the year ended November 28, 2004, the Company commenced additional reorganization actions which will result in the displacement of approximately 125 employees in its European operations. As of November 28, 2004, approximately 110 employees have been displaced. During the year ended November 28, 2004, the Company recorded a charge for severance and lease termination costs of approximately $15.3 million related to these actions. The Company estimates that it will incur additional restructuring charges of approximately $14.5 million relating to these actions, principally in the form of severance and employee benefits payments, which will be recorded as they become probable and estimable.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

2004 Dockers® Europe Organizational Changes

During 2004, the Company commenced the process of changing its Dockers® business model in Europe. The Company plans to transfer and consolidate Dockers® Europe’s operations in Brussels, which is the European headquarters of Levi Strauss & Co. The Company anticipates that the move will take place in the third quarter of 2005, resulting in the closure of its Amsterdam office and the displacement of approximately 65 employees based there. In November 2004, the president of the Dockers® business in Europe, along with the leaders of the marketing and merchandising functions, left employment with the Company. As of November 28, 2004, the Company recorded a charge of approximately $1.5 million, primarily related to severance and related benefits resulting from the termination of the three executives. During the third quarter of 2005, the Company expects to incur additional restructuring costs of approximately $7.7 million relating to this initiative in the form of severance and employee benefits payments, contract termination costs and asset disposals, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

The table below displays the restructuring activity for the year ended November 28, 2004, and the balance of the restructuring reserves as of November 28, 2004, for the 2004 reorganization initiatives discussed above.

	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 28, 2004
	(Dollars in Thousands)
2004 Spain Plant Closures
Severance and employee benefits	$26,075	$(23,650)	$—	$2,425
Other restructuring costs	1,203	(1,200)	—	3

Subtotal — Spanish Plant Closures	27,278	(24,850)	—	2,428

2004 Australia Plant Closures
Severance and employee benefits	2,562	(1,811)	—	751
Other restructuring costs	—	—	—	—

Subtotal — Australia Plant Closures	2,562	(1,811)	—	751

2004 U.S. Organizational Changes
Severance and employee benefits	11,376	(5,641)	(883)	4,852
Other restructuring costs	15,714	(1,115)	(56)	14,543

Subtotal — U.S. Organizational Changes	27,090	(6,756)	(939)	19,395

2004 Europe Organizational Changes
Severance and employee benefits	14,137	(4,371)	(64)	9,702
Other restructuring costs	1,173	(75)	—	1,098

Subtotal — Europe Organizational Changes	15,310	(4,446)	(64)	10,800

2004 Dockers® Europe Organizational Changes
Severance and employee benefits	1,451	(102)	—	1,349
Other restructuring costs	—	—	—	—

Subtotal — Europe Organizational Changes	1,451	(102)	—	1,349

Subtotal	73,691	(37,965)	(1,003)	34,723
2004 U.S. Organizational Changes Asset Write-offs	543	—	—	—

Total — 2004 Reorganizational Changes	$74,234	$(37,965)	$(1,003)	$34,723

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

2004 Indefinite Suspension of Enterprise Resource Planning System Installation

In December 2003, the Company indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use, and as a result the Company recorded a charge of approximately $42.8 million during fiscal 2004 related to this initiative. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.7 million for other restructuring costs primarily related to non-cancelable project contractual commitments and $33.4 million to write-off capitalized costs related to the project. As of November 28, 2004, all the employees related to this initiative had been displaced. The Company expects to incur no additional restructuring costs in connection with this action.

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

The table below displays the restructuring activity and liability balance of the reserve for the 2004 ERP installation indefinite suspension.

	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 28, 2004
	(Dollars in Thousands)
Severance and employee benefits	$2,718	$(2,081)	$(117)	$520
Other restructuring costs	6,668	(5,007)	—	1,661

Total	$9,386	$(7,088)	$(117)	$2,181

Asset write-offs	33,417

	$42,803

2003 U.S. Organizational Changes

On September 10, 2003, the Company announced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. During the fourth quarter of fiscal 2003, the Company recorded an initial charge of $22.4 million in connection with this initiative, reflecting the displacement of approximately 350 salaried employees in various U.S. locations. As a result of these initiatives, the Company recorded charges during the year ended November 28, 2004 of $7.3 million, net of reversals for additional severance and benefits related to the displacement of 189 employees, and $0.9 million, respectively, for other restructuring costs. As of November 28, 2004, all employees had been displaced.

During fiscal year 2005, the Company expects to incur an insignificant amount of additional employee-related restructuring costs related to this initiative for termination benefits and other restructuring costs, which will be recorded as they become estimable and probable.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The table below displays the activity and liability balance of the reserve for the 2003 U.S. organizational changes.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 28, 2004
	(Dollars in Thousands)
Severance and employee benefits	$16,641	$8,238	$(20,890)	$(956)	$3,033
Other restructuring costs	—	954	(888)	—	66

Total	$16,641	$9,192	$(21,778)	$(956)	$3,099

2003 North America Plant Closures

The Company closed its sewing and finishing operations in San Antonio, Texas in January 2004. The Company’s three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario, closed in March 2004, displacing approximately 2,050 employees. Production from the San Antonio and Canadian facilities has been shifted to third-party contractors located primarily outside the United States and Canada. During the third quarter of 2003, the Company recorded a charge of approximately $11.0 million for asset write-offs associated with the U.S. and Canadian plant closures. During the fourth quarter of 2003, the Company recorded a charge of $42.1 million consisting of $41.3 million for severance and employee benefits and $0.8 million for other restructuring costs. The Company recorded additional charges during the year ended November 28, 2004 of $12.9 million, net of reversals, for additional severance and employee benefits, facility closure costs and asset write-offs related to these initiatives. As of November 28, 2004, a total of approximately 2,000 employees had been displaced in connection with these plant closures.

During fiscal year 2005, the Company expects to incur additional restructuring costs of approximately $0.7 million for costs relating to contract termination and asset disposals, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

The table below displays the restructuring activity and liability balance of the reserve for the 2003 North American plant closures.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 28, 2004
	(Dollars in Thousands)
Severance and employee benefits	$42,930	$4,597	$(40,615)	$(288)	$6,624
Other restructuring costs	—	7,307	(5,507)	—	1,800

Total	$42,930	$11,904	$(46,122)	$(288)	$8,424

Asset write-offs		1,244

		$13,148

2003 Europe Organizational Changes

During the fourth quarter of 2003, the Company announced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. As a result, the Company recorded a charge of $28.9 million consisting of $28.1 million for severance and employee benefits and $0.8 million for other restructuring costs. The charge reflected the estimated displacement of approximately

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

330 employees. During 2004, the Company recorded a net reversal of approximately $0.6 million as a result of lower than anticipated severance and employee benefits related to this initiative. In addition, the Company recorded a charge of approximately $0.8 million, net of reversals, primarily for legal fees associated with severance negotiations. As of November 28, 2004, all of the employees had been displaced. The Company expects to incur no additional restructuring costs in connection with this action.

The table below displays the activity and liability balance of the reserve for this initiative.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 28, 2004
	(Dollars in Thousands)
Severance and employee benefits	$27,155	$1,840	$(24,719)	$(2,449)	$1,827
Other restructuring costs	734	875	(1,271)	(47)	291

Total	$27,889	$2,715	$(25,990)	$(2,496)	$2,118

2002 Europe Reorganization Initiatives

In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions included the closures of the leased distribution centers in Belgium, France and Holland during the first half of 2004. During the year ended November 28, 2004, the Company recorded a net reversal of approximately $0.4 million as a result of lower than anticipated severance and employee benefits related to this initiative. As of November 28, 2004, all of the employees had been displaced. The Company expects to incur no additional restructuring costs in connection with this initiative.

The table below displays the activity and liability balance of the reserve for this initiative.

	November 30, 2003	SG&A Charges	Restructuring Reductions	SG&A Reversals	November 28, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,462	$422	$(3,733)	$(876)	$275
Other restructuring costs	—	61	(42)	—	19

Total	$4,462	$483	$(3,775)	$(876)	$294

2002 U.S. Plant Closures

In 2002, the Company closed six manufacturing plants in the United States, resulting in the displacement of approximately 3,500 employees. For the year ended November 28, 2004, the Company reversed approximately $3.6 million of remaining restructuring reserves related to this initiative due to lower than estimated employee benefit costs. The Company expects to incur no additional restructuring costs in connection with this action.

The table below displays the current year activity for this reserve.

	November 30, 2003	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	November 28, 2004
	(Dollars in Thousands)
Severance and employee benefits	$4,080	$37	$(566)	$(3,551)	$—
Other restructuring costs	335	—	(240)	(95)	—

Total	$4,415	$37	$(806)	$(3,646)	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

NOTE 4: INCOME TAXES

The Company’s income tax expense was $65.1 million for the year ended November 28, 2004 compared to $318.0 million for the same period in 2003. The difference between 2004 and 2003 is primarily related to the prior year tax expense relating to a $282.4 million increase in valuation allowance for foreign tax credits, state and foreign net operating loss carryforwards, and alternative minimum tax credits.

The U.S. and foreign components of income (loss) before taxes are as follows:

	2004	2003	2002
	(Dollars in thousands)
Domestic	$(1,207)	$(62,762)	$(98,693)
Foreign	96,732	31,470	125,280

Total income before taxes	$95,525	$(31,292)	$26,587

Income tax expense consists of the following:

	2004	2003	2002
	(Dollars in thousands)
Federal — U.S.
Current	$11,174	$86,538	$294
Deferred	15,331	188,802	(39,258)

	26,505	275,340	(38,964)

State — U.S.
Current	(678)	6,629	8,811
Deferred	(5,830)	4,309	(7,578)

	(6,508)	10,938	1,233

Foreign
Current	25,893	35,986	67,231
Deferred	19,245	(4,239)	(10,252)

	45,138	31,747	56,979

Consolidated
Current	36,389	129,153	76,336
Deferred	28,746	188,872	(57,088)

Total income tax expense	$65,135	$318,025	$19,248

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

For 2004, 2003 and 2002, the Company’s income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income (loss) before taxes as follows:

	Year Ended November 28, 2004		Year Ended November 30, 2003		Year Ended November 24, 2002
		%		%		%
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$33,434	35.0%	$(10,953)	35.0%	$9,306	35.0%
State income taxes, net of U.S. federal impact	(20,257)	(21.2)%	(3,488)	11.1%	(2,965)	(11.1)%
Change in valuation allowance	37,133	38.9%	282,448	(902.6)%	650	2.4%
Impact of foreign operations	(8,711)	(9.1)%	39,741	(127.0)%	—	0.0%
Goodwill and trademark amortization	—	0.0%	—	0.0%	3,705	13.9%
Reassessment of reserves due to change in estimate	15,985	16.7%	12,911	(41.3)%	8,665	32.6%
Other, including non-deductible expenses(1)	7,551	7.9%	(2,634)	8.4%	(113)	(0.4)%

Total	$65,135	68.2%	$318,025	(1016.4)%	$19,248	72.4%

(1)	Included in “Other, including non-deductible expenses” for the year ended November 28, 2004, was income tax expense of approximately $6.2 million related to the reconciliation of the Company’s 2003 tax provision to its 2003 U.S. federal corporate income tax return, as described in Note 1.

The “State income taxes, net of U.S. federal impact” item above reflects the state tax benefit generated by domestic tax losses in the United States, net of the related U.S. federal impact. As not all state losses meet the more likely than not standard for realization, the Company reverses a portion of this benefit from the annual effective tax rate through an increase in the valuation allowance, which is discussed in more detail below. In addition, for 2004 this line includes a non-recurring benefit of approximately $8.3 million arising from a change in the overall state apportionment ratio, changes in state corporate income tax rates, and other factors.

The “Change in valuation allowance” item above relates primarily to deferred tax assets for foreign tax credits, state and foreign net operating loss carryforwards, alternative minimum tax credit carryforwards, and other foreign deferred tax assets. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company used in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The valuation allowance increased by $37.1 million, $282.4 million, and $0.6 million for 2004, 2003 and 2002, respectively.

The $37.1 million net increase in 2004 reflects additions of $75.2 million and reversals of $38.1 million as shown in the following table:

	Valuation Allowance Balance as of November 30, 2003	Current Year Increase	Current Year (Decrease)	Valuation Allowance Balance as of November 28, 2004
	(Dollars in thousands)
Foreign tax credits on unremitted non-U.S. earnings	$165,960	$—	$(18,925)	$147,035
Alternative minimum tax credits carryforward	19,177		(19,177)	—
Foreign net operating loss carryforwards and other foreign deferred tax assets	113,387	39,399	—	152,786
U.S. state net operating loss carryforward	25,119	11,224	—	36,343
Foreign tax credit carryforwards	25,907	24,612	—	50,519

Total	$349,550	$75,235	$(38,102)	$386,683

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The $18.9 million reversal with respect to foreign tax credits on unremitted foreign earnings arises primarily from a reduction in the gross foreign taxes that are available to accompany future repatriations from foreign affiliate. The $19.2 million reversal with respect to alternative minimum tax credits carryforwards is due primarily to improved business results in the current year and the unlimited carryforward period for the credits. The $39.4 million increase with respect to foreign net operating loss carryforwards and other foreign deferred tax assets is due primarily to a current year increase in the related gross deferred tax asset. Similarly, the $11.2 million increase with respect to deferred tax assets for state net operating loss carryforwards is due primarily to additional current year domestic losses. Additionally, the $24.6 million increase with respect to foreign tax credit carryforwards of the Company and its U.S. affiliates is due primarily to an increase in the related gross deferred tax asset during the current year.

The $282.4 million increase in 2003 relates primarily to deferred tax assets for foreign tax credits, alternative minimum tax credits, and certain state and foreign net operating loss carryforwards. The valuation allowances were established during 2003 as it became more likely than not the Company would not realize a benefit from those assets.

The “Impact of foreign operations” item above reflects differences between the income tax expense relating to the Company’s foreign operations and the U.S. federal statutory income tax rate of 35%. The most significant reconciling items include an additional expense of approximately $20.9 million relating to the Company’s decision to deduct, rather than credit, foreign tax payments, a benefit of approximately $11.2 million relating to the Company’s decision to remove foreign withholding taxes from its calculation of the residual tax due upon the expected future repatriation of foreign earnings, and a benefit of approximately $25.2 million relating primarily to profits and losses earned in foreign jurisdictions with valuation allowances against net operating loss carryforwards. For 2003, the significant reconciling items include the impact of deducting foreign tax payments and the impact of profits and losses in certain foreign jurisdictions. For 2002, the Company’s effective tax rate was not materially impacted by the Company’s foreign operations due to the Company’s ability to utilize foreign tax credits, benefit foreign losses, and other factors.

The “Reassessment of reserves due to change in estimate” item above relates primarily to changes in the Company’s estimate of its contingent tax liabilities. The total increase relates primarily to changes in estimates for existing items and additional new tax exposure items identified during the year. In 2004, the total increase includes additional contingent foreign tax liabilities of approximately $7.8 million, additional net U.S. contingent tax liabilities of approximately $3.4 million, and annual interest on prior year tax liabilities of approximately $4.8 million, net of the related tax benefit.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of November 28, 2004 and November 30, 2003 are presented below.

	2004 Deferred Tax Assets (Liabilities)	2003 Deferred Tax Assets (Liabilities)
	(Dollars in thousands)
Deferred tax assets:
Foreign tax credits on unremitted foreign earnings	$226,208	$251,660
Post-retirement benefits	214,666	236,190
Federal net operating loss carryforward	149,838	152,123
Employee compensation and benefit plans	133,667	128,778
Foreign net operating loss carryforward	133,569	115,216
Other	77,197	45,332
Additional minimum pension liability	46,804	53,452
Restructuring and special charges	22,350	49,314
Prepaid royalty income	17,138	33,082
Inventory basis difference	21,457	30,247
Foreign tax credit carryforward	50,519	25,908
State net operating loss carryforward	36,343	25,119
Alternative minimum tax credit carryforward	24,291	19,177
Foreign exchange gains and losses	9,799	1,783

Subtotal	1,163,846	1,167,381

Less: Valuation allowance	(386,683)	(349,550)

Deferred tax liabilities:
Additional U.S. tax on unremitted foreign earnings	(184,373)	(194,924)
Depreciation and amortization	(5,996)	(1,060)

Subtotal	(190,369)	(195,984)

Total net deferred tax assets	$586,794	$621,847

At November 28, 2004, cumulative foreign operating losses of approximately $415.7 million generated by the Company were available to reduce future taxable income. Approximately $36.3 million of these operating losses expire between the years 2005 and 2014. The remaining $379.4 million carryforward indefinitely. The gross deferred tax asset for the cumulative foreign operating losses of approximately $133.6 million is partially offset by a valuation allowance of approximately $127.8 million.

At November 28, 2004, the Company had a U.S. federal net operating loss carryforward of approximately $428.1 million that will begin to expire in 2022 if not utilized. The utilization of such net operating loss and credit carryforwards may be subject to a substantial annual limitation due to any future “changes in ownership”, as defined by provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions. Should the Company become subject to this annual limitation, it may result in the expiration of the net operating loss and credit carryforwards before utilization. The gross deferred asset relating to these loss carryforwards of approximately $149.8 million is not offset by a valuation allowance due primarily to taxable temporary differences relating to the Company’s unremitted foreign earnings.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

At November 28, 2004, the Company had foreign tax credit carryforwards of approximately $50.5 million that will begin to expire in 2010 if not utilized. These foreign tax credit carryforwards are completely offset by a valuation allowance due to the carryforward period and limitations in the tax law regarding usage.

At November 28, 2004, the Company had alternative minimum tax credit carryforwards of approximately $24.3 million which carryforward indefinitely.

In addition, at November 28, 2004, the Company had a deferred tax asset of approximately $36.3 million relating to state net operating loss carryforwards. These losses are scheduled to expire between 2005 and 2024 if not utilized. This deferred tax asset is completely offset by a valuation allowance as it is more likely than not the losses will expire unused.

Examination of Tax Returns. The Company has unresolved issues in its consolidated U.S. federal corporate income tax returns for the prior 19 years. A number of these tax returns and certain other state and foreign tax returns are under examination by various regulatory authorities. The Company continuously reviews issues raised in connection with these on-going examinations to evaluate the adequacy of its reserves.

During 2004, the Company reached a partial agreement with the Internal Revenue Service for the years 1990 to 1994 and paid $42.0 million in tax and interest in November 2004. The Company also received a Revenue Agent’s Report during the year for additional issues related to the 1990 to 1994 tax years. The most significant unresolved issue relating to these tax years was the subject of an unfavorable Technical Advice Memorandum from the National Office of the Internal Revenue Service with regard to certain positions taken by the Company on prior returns. The Company filed a protest with the Appeals Division of the Internal Revenue Service relating to the remaining unresolved items for these years.

The Company believes that its accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at November 2004. However, it is reasonably possible the Company may also incur additional income tax liabilities relating to prior years. The Company estimates this additional potential exposure to be approximately $28.6 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $28.6 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

Reclassifications. As of November 28, 2004 the Company reclassified its remaining balance of contingent tax liabilities from non-current to current to reflect its expected resolution of these open tax issues. Accordingly, the Company’s total long-term liabilities were $0 and $143.1 million at November 28, 2004 and November 30, 2003, respectively.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) are as follows:

	November 28, 2004	November 30, 2003
	(Dollars in thousands)
Land	$34,294	$33,344
Buildings and leasehold improvements	351,057	354,739
Machinery and equipment	477,284	516,960
Capitalized internal-use software	34,515	28,203
Construction in progress	5,566	44,589

Total PP&E	902,716	977,835
Accumulated depreciation	(486,439)	(491,121)

PP&E, net	$416,277	$486,714

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

As of November 28, 2004, the Company had approximately $2.3 million of PP&E, net, available for sale, consisting primarily of assets related to closed manufacturing facilities in the United States.

Depreciation expense for the years ended November 28, 2004, November 30, 2003 and November 24, 2002 was $62.4 million, $63.9 million and $59.4 million, respectively.

Construction in progress at November 28, 2004, primarily related to the installation of various analytical software systems in the United States. Construction in progress at November 30, 2003, primarily related to the installation of a worldwide enterprise resource planning system. In the first quarter of 2004, the Company decided to indefinitely suspend this project. (See Note 1 to the Consolidated Financial Statements).

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $199.9 million as of November 28, 2004 and November 30, 2003. Other intangible assets were as follows:

	November 28, 2004			November 30, 2003
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Amortized intangible assets:
Other intangible assets	$4,590	$(720)	$3,870	$3,523	$(1,741)	$1,782

Unamortized intangible assets:
Trademarks	42,909	—	42,909	42,940	—	42,940

	$47,499	$(720)	$46,779	$46,463	$(1,741)	$44,722

Amortization expense for the years ended November 28, 2004, November 30, 2003 and November 24, 2002 was approximately $0.2 million, $0.3 million and $10.9 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s finite lived intangible assets as of November 28, 2004 is estimated at approximately $0.3 million per year.

Pursuant to the provisions of Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the company is required to perform an annual impairment test on its goodwill and indefinite lived intangible assets. The Company performed such a test in the fourth quarter of 2004 and determined that no impairment to the carrying value existed for its goodwill or indefinite lived intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

NOTE 7: LONG-TERM DEBT

Long-term debt is summarized below:

	November 28, 2004	November 30, 2003
	Dollars in thousands
Long-Term Debt:
Secured:
Term loan	$495,000	$500,000
Revolving credit facility	—	—
Customer service center equipment financing (1)	55,936	64,206
Notes payable, at various rates	408	650

Subtotal	551,344	564,856
Unsecured:
Notes:
7.00%, due 2006 (2)	449,095	448,623
11.625% Dollar denominated, due 2008	378,022	377,391
11.625% Euro denominated, due 2008	165,260	149,445
12.25% Senior Notes, due 2012	571,671	571,449
Yen-denominated Eurobond 4.25%, due 2016	194,534	183,486

Subtotal	1,758,582	1,730,394
Current maturities	(61,203)	(13,521)

Total long-term debt	$2,248,723	$2,281,729

Short-Term Debt:
Short-term borrowings	$13,962	$21,179
Current maturities of long-term debt	61,203	13,521

Total short-term debt	$75,165	$34,700

Total long-term and short-term debt	$2,323,888	$2,316,429

Cash and cash equivalents	$299,596	$143,445

Restricted cash	$1,885	$—

(1)	The Company repaid its customer service center equipment financing in full at maturity in December 2004.

(2)	In January 2005, the Company repurchased $372.1 million of its 7.00% notes due 2006 through a tender offer with the proceeds from its issuance of $450.0 million in 9.75% notes due 2015 in December 2004. See “Subsequent Event — Issuance of Senior Notes Due 2015” below.

Senior Secured Term Loan and Senior Secured Revolving Credit Facility

Principal Amount; Use of Proceeds. On September 29, 2003, the Company entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. The Company used the borrowings under these agreements to refinance the Company’s January 2003 senior secured credit facility and the Company’s 2001 domestic receivables securitization agreement, and also uses the borrowings for working capital and general corporate purposes. On August 13, 2004, the Company entered into a fourth amendment to the Company’s senior secured revolving credit facility. On August 30, 2004, the Company entered into an amendment to the Company’s senior secured term loan. The amendments primarily provided for the lenders’ consent to the Company’s proposed sale of the Company’s Dockers® business. The amendment to the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

term loan also made changes in the prepayment provisions and the financial, operational and certain other covenants in the Company’s revolving credit facility and term loan, including replacing a consolidated fixed charge ratio covenant with a consolidated senior secured leverage ratio covenant. On November 24, 2004, the Company entered into a fifth amendment to its senior secured revolving credit facility permitting it to convert any cash collateralized letter of credit into a non-cash collateralized letter of credit. The material terms of these amendments are reflected in the discussion below.

Term Loan. The Company’s term loan consists of a single borrowing of $500.0 million, divided into two tranches, a $200.0 million tranche subject to a fixed rate of interest and a $300.0 million tranche subject to floating rates of interest. The loan matures on September 29, 2009. Principal payments on the term loan in an amount equal to 0.25% of the initial principal amount must be made quarterly commencing with the last day of the first fiscal quarter of 2004, and the remaining principal amount of the term loan must be repaid at maturity.

The Company is permitted to prepay the term loan at any time, subject to the payment of certain make-whole premiums to the lenders if the Company desires to prepay the loans outside of certain prepayment periods. The periods during which these make-whole premiums are applicable to voluntary prepayments depend on whether or not the Company has, as of March 31, 2006, refinanced, repaid or otherwise set aside funds for the repayment of all of the Company’s senior unsecured notes due 2006 as required by the term loan agreement. The make-whole premium is calculated by taking the present value of (i) all interest payments due through to the end of the relevant make-whole period plus (ii) any additional prepayment premium (as described below) if such prepayment were made on the day after the relevant make-whole period. If the Company chooses to prepay the term loan outside of the make-whole periods, the Company is not required to pay any make-whole premium, but the Company will be required to pay an additional prepayment premium based on a percentage (which declines over time) of the principal amount of the term loan prepaid. The Company’s term loan also requires mandatory prepayments in specified circumstances, such as if the Company engages in a sale of certain intellectual property assets.

Revolving Credit Facility. The revolving credit facility is an asset-based facility, in which the borrowing availability varies according to the levels of the Company’s accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The maturity date of the facility is September 29, 2007, at which time all borrowings under the facility must be repaid. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales. The Company must pay an early termination fee if the facility is terminated prior to September 29, 2005.

The Company additionally has the ability to deposit cash or certain investment securities with the administrative agent for the facility to secure the Company’s reimbursement and other obligations with respect to letters of credit. Such cash-collateralized letters of credit are subject to lower letter of credit fees.

Interest Rates. The interest rate for the floating rate tranche of the Company’s term loan is 6.875% over the eurodollar rate or 5.875% over the base rate. The interest rate for the fixed rate tranche of the Company’s term loan is 10.0% per annum. The interest rate for the Company’s revolving credit facility is, for LIBOR rate loans, 2.75% over the LIBOR rate (as defined in the credit agreement) or, for base rate loans, 0.50% over the Bank of America prime rate.

Early Maturity or Default if Notes Not Refinanced. The term loan agreement requires the Company to refinance, repay or otherwise irrevocably set aside funds for all of the Company’s senior unsecured notes due 2006 and 2008 not later than six months prior to their respective maturity dates, failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity date of the 2006 or the 2008 notes,

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

respectively. As a result, unless the Company has refinanced, repaid or otherwise irrevocably set aside funds for the payment of all of the 2006 notes by May 1, 2006, the term loan will become due on August 1, 2006, and unless the Company has repaid all of the 2008 notes by July 15, 2007, the term loan will become due on October 15, 2007.

The Company may satisfy this note refinancing requirement under the term loan in one of two ways. First, the Company may refinance the 2006 and 2008 notes by issuing new debt on terms similar to those of the Company’s 12.25% notes due 2012 and using the proceeds to repurchase, repay or otherwise irrevocably set aside the funds for the notes. Second, the Company may repurchase or otherwise set aside funds to repay the 2006 and 2008 notes if the Company meets specified conditions. Those conditions include the Company maintaining (after giving effect of the repayment on a pro forma basis) a leverage ratio that does not exceed 4.75 to 1.0 (for the 2006 notes) and 4.5 to 1.0 (for the 2008 notes) and an interest coverage ratio that exceeds 1.85 to 1.0 (for the 2006 notes) and 2.0 to 1.0 (for the 2008 notes). These ratios apply only to the note refinancing requirements; they are not ongoing financial covenants.

The revolving credit facility contains a similar note refinancing requirement with respect to the 2006 notes, except that the consequence of a failure to repay the notes is a breach of covenant, not early maturity. The Company may also satisfy this requirement under the revolving credit facility if the Company reserves cash or has borrowing availability sufficient to repay the 2006 notes and thereafter has $150.0 million of borrowing availability under the revolving credit facility. See “Item 9B—Other Information” for more information.

Guarantees and Security. The Company’s obligations under each of the term loan and revolving credit facility are guaranteed by the Company’s domestic subsidiaries. The revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the revolving credit facility are all of the Company’s most valuable real property interests and all of the capital stock of the Company’s affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing the Company’s notes due 2006 and the Yen-denominated Eurobond due 2016 (such restricted subsidiaries also are not permitted to be guarantors). The term loan is secured by a lien on trademarks, copyrights and other related intellectual property and by a second-priority lien on the assets securing the revolving credit facility.

Term Loan Leverage Ratio Covenant. The term loan contains a consolidated senior secured leverage ratio, which is measured as of the end of each fiscal quarter. The ratio is generally defined as the ratio of consolidated secured debt to “Pro Forma Consolidated EBITDA” (as defined in the term loan agreement) for the previous four fiscal quarters. The computation of Pro Forma Consolidated EBITDA allows the Company to add back all restructuring and restructuring related charges less the aggregate amount of cash payments made during such period by the Company in respect of restructuring charges (other than (i) cash payments on restructuring charges incurred prior to May 31, 2004 and (ii) an aggregate of up to $100 million of restructuring charges incurred on or after May 31, 2004 to the extent paid in cash and which the Company has notified the lenders that the Company will exclude for purposes of calculating the leverage ratio covenant in any fiscal quarter).

The Company must ensure that the ratio is not more than:

•	3.50 to 1.00 for any fiscal quarter ending in or prior to August 2005;

•	3.00 to 1.00 for any fiscal quarter ending after August 2005 and in or before February 2007; and

•	2.75 to 1.00 for any fiscal quarter thereafter.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

As of November 28, 2004, the Company was in compliance with the consolidated senior secured leverage ratio.

Revolving Credit Fixed Charge Coverage Ratio. The revolving credit facility contains a fixed charge coverage ratio. The ratio is measured only if certain availability thresholds are not met. In that case, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. The Company is required to maintain a ratio of least 1.0 to 1.0 when the covenant is required to be tested. As of November 28, 2004, the Company was not required to perform this calculation.

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

Factors that could cause the Company to breach these leverage and fixed charge coverage ratio covenants include lower operating income, higher current tax expenses for which the Company has not adequately reserved, higher cash restructuring costs, higher interest expense due to higher debt or floating interest rates and higher capital spending. There are no other financial covenants in either agreement the Company is required to meet on an ongoing basis.

Covenants. The term loan and the revolving credit facility each contain customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and the Company’s subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in the Company’s corporate structure.

Certain Mergers and Asset Sales Permitted under Term Loan. The term loan permits the Company to merge or sell all or substantially all of the Company’s assets, subject to certain conditions (including financial ratios) similar to those contained in the merger covenant in the indentures relating to the Company’s senior unsecured notes due 2008, the Company’s senior unsecured notes due 2012 and the Company’s senior unsecured notes due 2015.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Customer Service Center Equipment Financing

In December 1999 the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. The amount financed in December 1999 was $89.5 million, comprised of a $59.5 million tranche (“Tranche 1”) and a $30.0 million tranche (“Tranche 2”). Borrowings under Tranche 1 had a fixed interest rate equal to the yield of a four-year Treasury note plus an incremental borrowing spread. Borrowings under Tranche 2 had a floating quarterly interest rate equal to the 90 day LIBOR plus an incremental borrowing spread based on the Company’s leverage ratio at that time. Proceeds from the borrowings were used to reduce the commitment amounts of the then-existing credit facilities.

The equipment in the customer service centers securing this facility was and is not part of the collateral securing the Company’s September 2003 bank credit facility. As of November 28, 2004, there was approximately $55.9 million principal amount outstanding under this facility. This remaining balance was paid at maturity on December 7, 2004.

Senior Notes Due 2006

In 1996, the Company issued $450.0 million ten-year notes maturing in November 2006 to qualified institutional investors in reliance on Rule 144A under the Securities Act of 1933 (the “Securities Act”). The notes are unsecured obligations of the Company and are not subject to redemption before maturity. The ten-year notes bear interest at 7.00% per annum, payable semi-annually in May and November of each year. The discount of approximately $4.7 million on the original issue is being amortized over the term of the notes using an approximate effective-interest rate method. Net proceeds from the notes offering were used to repay a portion of the indebtedness outstanding under a 1996 credit facility agreement.

In May 2000, the Company engaged in a voluntary exchange offer to the note holders. As a result of the exchange offer, all $450.0 million aggregate principal amount of the senior unsecured notes due 2006 were exchanged for new notes on identical terms registered under the Securities Act.

In December 2004, the Company commenced a cash tender offer for the outstanding principal amount of its $450.0 million senior unsecured notes due 2006. The tender offer expired on January 12, 2005. The Company purchased $372.1 million in principal amount tendered of the senior unsecured notes due 2006 with the proceeds from the issuance of the senior unsecured notes due 2015. See further discussion under “Subsequent Event — Issuance of Senior Notes due 2015” below.

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

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

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

Senior Notes Due 2012

Principal, Interest and Maturity. On December 4, 2002, January 22, 2003 and January 23, 2003, the Company issued a total of $575.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

debt. They are 10-year notes maturing on December 15, 2012 and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15, commencing on June 15, 2003. The notes are callable beginning December 15, 2007. In addition, at any time prior to December 15, 2005, the Company may redeem up to a maximum of 33 1/3% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 112.25% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at a net discount of $3.7 million, which is amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $18.4 million are amortized over the term of the notes to interest expense.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

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

Subsequent Event — Issuance of Senior Notes Due 2015

Principal, Interest and Maturity. On December 22, 2004, the Company issued $450.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on January 15, 2015 and bear interest at 9.75% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2005. The Company may redeem some or all of the notes prior to January 15, 2010 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. Thereafter, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to January 15, 2008, the Company may redeem up to a maximum of 33 1/3% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 109.75% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Costs representing underwriting fees and other expenses of approximately $10.0 million will be amortized over the term of the notes to interest expense.

Use of Proceeds. The Company used approximately $372.1 million of the $450.0 million of gross proceeds from the notes offering to purchase approximately $372.1 million in aggregate principal amount of its 2006 notes through a tender offer. The Company began the tender offer at the time it launched the bond offering and completed it on January 12, 2005. The Company intends to use the remaining proceeds to repay outstanding debt (which may include any remaining 2006 notes), or for the payment of premiums, fees and expenses relating to the offering and tender offer. The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements.

Covenants. The indenture governing these notes contains covenants that limit the Company and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Company’s assets or its subsidiaries’ assets. These covenants are comparable to those contained in the indenture governing the Company’s 11.625% notes due 2008 and the Company’s 12.25% notes due 2012.

Asset Sales. The indenture governing these notes provides that the Company’s asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. The Company must use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under its revolving credit facility, or to invest in additional assets in a business related to its business. To the extent proceeds not so used within the time period exceed $10.0 million, the Company is required to make an offer to purchase outstanding notes at par plus accrued and unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under the Company’s senior secured term loan and senior secured revolving credit facility.

Change in Control. If the Company experiences a change in control as defined in the indenture governing the notes, then it will be required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. Any purchase or prepayment of these notes requires consent of the lenders under the Company’s senior secured term loan and senior secured revolving credit facility.

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

Covenant Suspension. If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture. These provisions are comparable to those contained in the indenture governing the Company’s 11.625% notes due 2008 and the Company’s 12.25% notes due 2012.

Other Debt Matters

Debt Issuance Costs. The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. These costs are being amortized on a straight-line basis over the life of the related debt instruments. Unamortized debt issuance costs at November 28, 2004 and November 30, 2003 were $54.8 million. Amortization of debt issuance costs, which is included in interest expense, was $11.0 million, $13.4 million and $15.8 million in 2004, 2003 and 2002, respectively.

Accrued Interest. At November 28, 2004 and November 30, 2003 accrued interest was $65.6 million and $65.5 million, respectively, and is included in accrued liabilities.

Principal Short-term and Long-term Debt Payments

The maturity date of the term loan will be August 1, 2006 if the Company has not refinanced, repaid or otherwise irrevocably set aside funds to repay the 2006 notes by May 1, 2006, or will be October 15, 2007 if the Company has met the 2006 refinancing condition by May 1, 2006, but has not refinanced, repaid or otherwise irrevocably set aside funds to repay the 2008 notes by July 15, 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The table below sets forth, as of November 28, 2004, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, after giving effect to the issuance of $450.0 million of 9.75% notes due 2015 in December 2004 and the subsequent purchase of approximately $372.1 million of 7.00% notes due 2006 through a tender offer completed in January 2005, and refinancing condition scenarios under the senior secured term loan:

	Principal payments as of November 28, 2004
Fiscal year	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met, but 2008 notes refinancing condition not met	Assuming 2006 notes and 2008 notes refinancing conditions met
	(Dollars in thousands)
2005(1)	$75,165	$75,165	$75,165
2006(2)	567,724	82,724	82,724
2007	—	485,000	5,000
2008	543,281	543,281	548,281
2009	—	—	475,000
Thereafter	1,216,323	1,216,323	1,216,323

Total	$2,402,493	$2,402,493	$2,402,493

(1)	Includes required payments of approximately $5.0 million under the Company’s senior secured term loan and the December 2004 repayment in full of approximately $56.0 million on the maturity of the Company’s customer service center equipment financing. Also includes payments relating to short-term borrowings of approximately $14.0 million.

(2)	If the Company does not meet the 2006 refinancing condition, its senior secured term loan will mature in 2006, and, coupled with the scheduled maturity of the remaining balance of the Company’s 7.00% notes due 2006, the Company will have to repay or otherwise satisfy approximately $568.0 million of debt in fiscal 2006. If the Company meets the 2006 refinancing condition, the Company will have to repay or otherwise satisfy approximately $83.0 million of debt in 2006.

Short-Term Credit Lines and Stand-By Letters of Credit

The Company’s total unused lines of credit were $376.0 million at November 28, 2004.

At November 28, 2004, the Company had unsecured and uncommitted short-term credit lines available totaling $16.0 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

As of November 28, 2004, the Company’s calculated availability of $488.1 million under its senior secured revolving credit facility was reduced by $128.1 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $360.0 million. Included in the $128.1 million of letters of credit and other credit usage at November 28, 2004 were $19.3 million of trade letters of credit, $2.8 million of other credit usage and $106.0 million of stand-by letters of credit with various international banks, of which $84.1 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during 2004, 2003 and 2002, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.60%, 10.05% and 9.14%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

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

Capital Leases

The Company has a logistics services agreement in Europe with a third party that includes an element related to machinery and equipment that is treated as a capital lease. The agreement includes an initial fixed term of approximately five years which runs through 2009, and provides for a renewal option. The cost of the machinery and equipment under this capital lease is included in the consolidated balance sheets as property, plant and equipment, and was approximately $6.7 million as of November 28, 2004. The capitalized lease assets are being amortized on a straight-line basis over the five year life of the agreement. Accumulated depreciation of the leased equipment was approximately $0.8 million at November 28, 2004.

The minimum future lease payments required under capital leases and the present values of the minimum lease payments as of November 28, 2004 are as follows:

Fiscal year	(Dollars in thousands)
2005	$1,942
2006	1,861
2007	1,699
2008	1,605
2009	1,245
Thereafter	—

Total minimum lease payments	8,352
Less: amount representing interest	911

Present value of minimum lease payments	7,441
Less: current maturities of capital lease	1,587

Long-term capital lease	$5,854

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and liabilities at November 28, 2004 and November 30, 2003 are as follows:

	November 28, 2004		November 30, 2003
	Carrying Value(1)	Estimated Fair Value(1)	Carrying Value(2)	Estimated Fair Value(2)
	(Dollars in thousands)
DEBT INSTRUMENTS:
U.S. dollar notes offerings	$(1,449,410)	$(1,495,072)	$(1,448,981)	$(1,060,879)
Euro notes offering	(172,381)	(177,817)	(155,984)	(115,882)
Yen-denominated eurobond placement	(195,173)	(173,774)	(184,000)	(110,606)
Term loan	(500,527)	(545,077)	(505,053)	(505,053)
Customer service center equipment financing	(57,297)	(56,654)	(65,639)	(66,207)
Short-term and other borrowings	(14,724)	(14,724)	(22,262)	(22,262)

Total	$(2,389,512)	$(2,463,118)	$(2,381,919)	$(1,880,889)

(1) Includes accrued interest of $65.6 million. (2) Includes accrued interest of $65.5 million.
FOREIGN CURRENCY CONTRACTS:
Foreign exchange forward contracts	$(4,501)	$(4,501)	$(5,128)	$(5,128)
Foreign exchange option contracts	579	579	(111)	(111)

Total	$(3,922)	$(3,922)	$(5,239)	$(5,239)

The increase in the estimated fair value of the Company’s total debt at November 28, 2004 as compared to the estimated fair value at November 30, 2003 was due primarily to higher trading prices for the Company’s publicly traded U.S. dollar notes offerings at November 28, 2004.

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data, as such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of November 28, 2004 and November 30, 2003.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is obligated under operating leases for facilities, office space and equipment. At November 28, 2004, obligations under long-term leases were as follows:

Fiscal year	Minimum Lease Payments
(Dollars in thousands)
2005	$70,692
2006	65,223
2007	59,246
2008	55,624
2009	53,085
Thereafter	97,074

Total minimum lease payments	$400,944

The amounts shown for total minimum lease payments on operating leases have not been reduced by estimated future income of $8.9 million from non-cancelable subleases. The amounts shown for total minimum lease payments on operating leases have not been increased by estimated future operating expense and property tax escalations.

In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 78 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for the years ended November 28, 2004, November 30, 2003 and November 24, 2002 was $83.0 million, $81.6 million and $78.8 million, respectively.

Foreign Exchange Contracts

At November 28, 2004, the Company had U.S. dollar spot and forward currency contracts to buy $793.8 million and to sell $504.1 million against various foreign currencies. Additionally, the Company had Australian Dollar forward currency contracts to buy 1.3 million Australian Dollars (U.S.$1.0 million equivalent) against the Polish Zloty and the New Zealand Dollar. These contracts are at various exchange rates and expire at various dates through March 2005.

The Company has entered into option contracts to manage its exposure to various foreign currencies. At November 28, 2004, the Company had bought U.S. dollar option contracts resulting in a net long position against various foreign currencies of $12.0 million should the options be exercised. Additionally, the Company bought Euro options resulting in a net long position against Japanese Yen of 10.0 million Euros (U.S. $13.3 million equivalent) should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net long position against various currencies of $36.6 million should the options be exercised. The option contracts are at various strike prices and expire at various dates through February 2005.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Other Contingencies

Wrongful Termination Litigation. On April 14, 2003, two former employees of the Company’s tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that the Company manipulated tax reserves to inflate reported income and that the Company fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, the Company’s financial statements for several years violate generally accepted accounting principles and Securities and Exchange Commission regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in the Company paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by the Company to withhold information concerning these matters from the Company’s independent registered public accounting firm and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

On December 7, 2004, plaintiffs requested and the Company agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. On February 7, 2005, the parties submitted the joint agreement to the court for approval.

The Company is vigorously defending these cases and is pursuing its related cross-complaint against the plaintiffs in the state case. The Company does not expect this litigation to have a material impact on its financial condition or results of operations.

On September 15, 2003, the Company announced that its Audit Committee had completed its investigation of the tax and related accounting issues raised in the wrongful termination suit. The Audit Committee concluded that the Company’s tax and related accounting positions were reasonable and legally defensible and noted that in the course of its investigation it did not discover evidence of tax or other fraud. The Audit Committee also did not find evidence that information was improperly withheld from the Internal Revenue Service with respect to these issues in connection with Internal Revenue Service audits. The Audit Committee investigation was initiated following the filing of the wrongful termination litigation.

The scope of the Audit Committee investigation was to review issues raised in the complaint. The Audit Committee retained independent counsel, Simpson Thacher & Bartlett LLP, to assist it in the investigation. An

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

independent accounting firm was retained by Simpson Thacher & Bartlett LLP to consult on specified accounting issues. The investigation took place over a period of approximately four and one-half months, and involved extensive discussions with employees of the Company, various legal and tax advisors, and its independent registered public accounting firm, as well as an extensive review of documents.

In addition to the conclusions noted above, the Audit Committee observed that, during the period from 1994 through 2001, the Company established, maintained and released varying amounts of unspecified tax reserves. These tax reserves were not supported by sufficient contemporaneous documentation that related the reserves to specified tax exposures. In reviewing the matter, the Committee noted that these tax reserves were communicated to and discussed with the Company’s independent registered public accounting firm at the time they were created and maintained. The Company and its Audit Committee are of the view that the handling of the unspecified tax reserves during these periods was not intended to, and did not, materially affect its financial statements filed with the Securities and Exchange Commission (the “SEC”). There was also no evidence of tax or other fraud in connection with the establishment of these reserves.

In the course of the Audit Committee investigation, the Company communicated with the SEC on an informal basis, and expects to continue these communications with respect to the results of the investigation and further developments relating to the litigation as appropriate.

Class Actions Securities Litigation. On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two recently filed putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against the Company, its chief executive officer, a former chief financial officer, its corporate controller, its directors and financial institutions alleged to have acted as its underwriters in connection with its April 6, 2001 and June 16, 2003 registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

The action purports to be brought on behalf of purchasers of the Company’s bonds who made purchases pursuant or traceable to its prospectuses dated March 8, 2001 or April 28, 2003, or who purchased the Company’s bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated its net income and other financial results and were otherwise false and misleading, and that its public disclosures omitted to state that it made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief. The Company is in the initial stages of this litigation and expects to defend the action vigorously. The Company cannot currently predict the impact, if any, that this action may have on its financial condition or results of operations.

On May 26, 2004, the court related this action to the federal wrongful termination action discussed above, such that each action is pending before the same judge.

On July 15, 2004, the Company filed a motion to dismiss this action. The matter came before the court on October 15, 2004, and, after oral argument had concluded, the court took the matter under submission. The court has not yet issued a ruling. The Company cannot currently predict the impact, if any, that this action may have on its financial condition or results of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

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

NOTE 10: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The global scope of the Company’s business operations exposes it to the risk of fluctuations in foreign currency markets. The Company’s exposure results from certain product sourcing activities, some inter-company sales, foreign subsidiaries’ royalty payments, net investment in foreign operations and funding activities. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows. The Company typically takes a long-term view of managing exposures, using forecasts to develop exposure positions and engaging in their active management.

The Company operates a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures, the Company enters into spot exchange, forward exchange, cross-currency swaps and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third party and inter-company transactions. The Company manages the currency risk as of the inception of the exposure. The Company does not currently manage the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk.

The Company does not apply hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities.

The Company primarily uses foreign exchange currency swaps to hedge the net investment in its European operations. For the contracts that qualify for hedge accounting, the related gains and losses are consequently included as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit. At November 28, 2004, the fair value of qualifying net investment hedges was a $6.7 million net liability with the corresponding unrealized loss recorded as a cumulative translation adjustment in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit. At November 28, 2004, a $4.4 million realized loss has been excluded from hedge effectiveness testing and therefore is included in “Other expense, net” in the Company’s statement of operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of November 28, 2004, a $10.1 million unrealized loss related to the translation effects of the yen-denominated Eurobond was recorded as a cumulative translation adjustment in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other expense, net.”

	Year Ended November 28, 2004		Year Ended November 30, 2003		Year Ended November 24, 2002
	Other (income) expense, net		Other (income) expense, net		Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized	Realized		Unrealized
	(Dollars in thousands)
Foreign Exchange Management	$34,024	$(7,215)	$83,150	$1,653	$45,881		$11,470

Interest Rate Management	$—	$—	$—	$—	$2,266	(1)	$(2,266)

(1)	Recorded as an increase to interest expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported as cumulative translation adjustments in the “Accumulated other comprehensive loss” (“Accumulated OCI”) section of Stockholders’ Deficit.

	At November 28, 2004		At November 30, 2003
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)
Foreign Exchange Management
Net Investment Hedges
Derivative Instruments	$2,474	$(6,728)	$10,456	$(830)
Yen Bond	—	(10,050)	—	(3,974)

Cumulative income taxes	(398)	6,491	(3,502)	1,836

Total	$2,076	$(10,287)	$6,954	$(2,968)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset or (liability).

	At November 28, 2004	At November 30, 2003
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in thousands)
Foreign Exchange Management	$(3,922)	$(5,239)

NOTE 11: GUARANTEES

Indemnification Agreements. In the ordinary course of business, the Company enters into agreements containing indemnification provisions pursuant to which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company’s trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of substantial payment obligations under these agreements to third parties is low and that any such amounts would be immaterial.

Covenants. The Company’s long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third party obligations; make capital expenditures; and make changes in its corporate structure.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

NOTE 12: EMPLOYEE BENEFIT PLANS

Pension Plans. The Company has several non-contributory defined benefit retirement plans covering substantially all employees. It is the Company’s policy to fund its retirement plans based on actuarial recommendations, consistent with applicable laws, income tax regulations and credit agreement requirements. Plan assets, which may be denominated in foreign currencies and issued by foreign issuers, are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. Benefits payable under the plans are based on either years of service or final average compensation. The Company retains the right to amend, curtail or discontinue any aspect of the plans at any time.

During the years ended November 28, 2004, November 30, 2003 and November 24, 2002, the Company recognized expense of $27.5 million, $38.3 million, and $27.3 million, respectively, related to its defined benefit retirement plans, including a net curtailment gain of approximately $1.8 million for the year ended November 28, 2004.

The $1.8 million net curtailment gain for the year ended November 28, 2004 resulted from a current year amendment to the Company’s U.S. employee benefit Home Office Pension Plan (the “HOPP”). The terms of the amendment are summarized below:

•	Participation Freeze. Effective November 29, 2004, the Company’s HOPP no longer permits new participants.

•	Benefit Freeze. Effective November 29, 2004, all participants in the HOPP ceased to earn service for purposes of accruing additional retirement benefits. In addition, except for certain participants (described below), the HOPP does not consider any compensation earned after November 28, 2004 for purposes of calculating a participant’s final average compensation.

•	Exception for “Transition Group.” Participants who are at least age 50 and have at least 10 years of service as of November 28, 2004 are allowed to continue to receive credit for compensation after that date for purposes of calculating their final average compensation.

The Company’s pension expense for the years ended November 30, 2003 and November 24, 2002 include the recognition of pension termination losses of $3.9 million and $9.6 million respectively. These losses resulted from the Company’s adoption of early retirement programs during such years for certain employees affected by the Company’s reorganization initiatives. There were no such losses recognized for the year ended November 28, 2004.

The long term portion of the liability balances for all pension plans as of November 28, 2004 and November 30, 2003 was $217.5 million and $250.8 million, respectively. The current portions of the liability balances for all pension plans as of November 28, 2004 and November 30, 2003 were $15.2 million and $4.5 million, respectively, and are included in accrued salaries, wages and employee benefits on the accompanying Consolidated Balance Sheet.

Post-retirement Plans. The Company maintains two plans that provide post-retirement benefits, principally health care, to substantially all U.S. retirees and their qualified dependents. These plans have been established with the intention that they will continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund post-retirement benefits as claims and premiums are paid.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

During the years ended November 28, 2004, November 30, 2003 and November 24, 2002, the Company recognized income of $31.4 million and expense of $52.4, and $42.6 million, respectively, related to its post-retirement benefits plans, including net curtailment gains of $27.4 million, $21.0 million and $12.6 million, respectively. For the year ended November 28, 2004, income of $31.2 million was reflected in selling, general and administrative expenses, and income of approximately $0.2 million was included in cost of goods sold. For the year ended November 30, 2003, expense of approximately $32.7 million was included in selling general and administrative expenses, and expense of approximately $19.7 million was included in cost of goods sold. For the year ended November 24, 2002, expense of approximately $12.2 million was included in selling, general and administrative expenses, and expense of approximately $30.4 million was included in cost of goods sold.

The Company’s recognition of the $27.4 million net curtailment gain for the year ended November 28, 2004 was due to the following:

•	Termination of employees in connection with the 2003-2004 U.S. organizational changes resulted in a net curtailment gain of $23.1 million;

•	Termination of employees in connection with the 2003 North America plant closures resulted in a net curtailment gain of $3.1 million;

•	On February 3, 2004, the Company amended one of its post-retirement benefit plans to change the benefit coverage for certain employees and retired participants. The plan changes were effective for eligible employees and retired participants in fiscal year 2004. Some current and all new employees will not be eligible for medical coverage as a result of the plan changes. The plan amendment also limits the amount that the Company will contribute for medical coverage and prescription drug coverage for retirees. The plan amendment resulted in a net curtailment gain of $1.2 million.

The $21.0 million net curtailment gain recognized for the year ended November 30, 2003 resulted from a 2003 amendment to one of the Company’s post-retirement benefits plans that reduced benefit coverage for certain employees and retired participants, and the impact of the Company’s displacement of approximately 350 salaried employees in various locations in the United States. The $12.6 million net curtailment gain recognized for the year ended November 24, 2002 resulted from the Company’s 2002 plant closures.

The long-term portion of the liability balances for the Company’s post-retirement benefits plans as of November 28, 2004 and November 30, 2003 was $493.1 million and $555.0 million, respectively. The current portions of the liability balances for the Company’s post-retirement plans as of November 28, 2004 and November 30, 2003 were $37.7 million and $41.4 million, respectively, and are included in accrued salaries, wages and employee benefits on the accompanying consolidated balance sheet.

Adoption of Financial Accounting Standards Board Staff Position 106-2. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Company recorded the effects of the federal subsidy in measuring net periodic post-retirement benefit cost for the year ended November 28, 2004. This resulted in a reduction in the accumulated post-retirement benefit obligation (“APBO”) for the subsidy related to benefits attributed to past service of $21.4 million. The subsidy resulted in a reduction in current period net periodic post-retirement benefit costs for the year ended November 28, 2004 of $1.7 million. The components of these savings were the reduction in interest costs on APBO of $0.7 million, amortization of net loss of $1.0 million and an immaterial reduction in current period service costs. The Company expects to receive subsidy payments beginning in fiscal year ending November 30, 2006.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

SFAS 132R Disclosures. The following tables summarize activity of the Company’s defined benefit pension plans and post-retirement benefit plans in accordance with the disclosure requirements of SFAS 132R, “Employer’s Disclosure about Pension and Other Postretirement Benefits”:

	Pension Benefits		Post-retirement Benefits
	2004(1)	2003	2004	2003
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$903,512	$771,590	$743,829	$761,923
Service cost	17,772	17,754	1,415	6,396
Interest cost	53,776	52,470	25,675	49,658
Plan participants’ contribution	1,263	1,214	5,980	4,073
Plan amendments	4,782	673	(376,441)	(106,412)
Actuarial loss (gain)	47,498	53,991	(25,345)	62,667
Net curtailment (gain) loss	(59,456)	(108)	(1,713)	86
Impact of foreign currency changes	11,933	13,099	—	—
Special termination benefits	—	—	—	15,297
Benefits paid (2)	(46,617)	(41,291)	(40,242)	(49,859)

Benefit obligation at end of year	$934,463	$869,392	$333,158	$743,829

Change in plan assets:
Fair value of plan assets at beginning of year	$624,536	$522,489	$—	$—
Actual return on plan assets	81,396	86,725	—	—
Employer contribution	38,609	36,126	34,262	45,786
Plan participants’ contributions	1,263	1,214	5,980	4,073
Plan settlements (3)	(15,140)	—	—	—
Impact of foreign currency changes	3,876	9,760	—	—
Benefits paid (2)	(46,617)	(41,291)	(40,242)	(49,859)

Fair value of plan assets at end of year	687,923	615,023	—	—

Funded status	(246,540)	(254,369)	(333,158)	(743,829)

Unrecognized net transition obligation	3,469	3,457	—	—
Unrecognized prior service cost	8,623	1,604	(406,825)	(108,714)
Unrecognized net actuarial loss (gain)	147,218	177,511	209,173	256,119

Net amount recognized on the balance sheet	$(87,230)	$(71,797)	$(530,810)	$(596,424)

The consolidated balance sheets consist of:
Accrued benefit liability — current portion	$(14,341)	$—	$(37,700)	$(41,416)
Accrued benefit liability — long-term portion	(207,500)	(245,603)	(493,110)	(555,008)
Prepaid benefit cost	6,170	25,167	—	—
Intangible asset	7,228	6,233	—	—
Accumulated other comprehensive income	121,213	142,406	—	—

Net amount recognized on balance sheet	$(87,230)	$(71,797)	$(530,810)	$(596,424)

(1)	With the adoption of FAS 132R for the year ended November 28, 2004, the Company performed a consolidated analysis of its FAS 87 defined benefit pension plans, including its pension plans for its subsidiaries in Australia, Belgium, Japan, Germany and the Philippines, for inclusion in the Company’s current year disclosure. Prior year amounts do not include information for the pension plans in these foreign subsidiaries, as the Company had determined in prior years that such information was not material to its consolidated financial statements, and obtaining such prior year information in the current year was not practicable. As such, prior year ending balances in the table for changes in net benefit obligations and net assets will not agree to the beginning balances for the current year.

(2)	Pension benefits are primarily paid by a trust. The Company pays post-retirement benefits directly to the participants.

(3)	Plan settlements represent payment of participant balances to individual participants for the Company’s plans in Canada, primarily as a result of plant closures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The Company’s pension and post-retirement liabilities reflected on the consolidated balance sheets as of November 28, 2004 and November 30, 2003 consist of the following:

	Pension Liability		Post-retirement Liability
	2004	2003	2004	2003
	(Dollars in thousands)
Current portion of SFAS 87 plans	$14,341	$—	$37,700	$41,416
Current portion of other benefit plans	835	4,462	—	—

Total current benefit plans liability	15,176	4,462	37,700	41,416

Long-term portion of SFAS 87 plans	$207,500	$245,603	$493,110	$555,008
Long-term portion of other benefit plans	9,959	5,211	—	—

Total long-term benefit plans liability	$217,459	$250,814	$493,110	$555,008

Information for pension benefit plans with accumulated benefit obligations exceeding the fair value of plan assets is as follows:

	Pension Benefits
	2004	2003
	(Dollars in thousands)
Aggregate projected benefit obligation	$911,654	$869,392
Aggregate accumulated benefit obligation.	$879,547	$777,721
Aggregate fair value of plan assets	$667,524	$578,273

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Post-retirement Benefits
	2004	2003	2002	2004	2003	2002
	(Dollars in thousands)
Service cost	$17,772	$17,754	$14,540	$1,415	$6,396	$5,918
Interest cost	53,776	52,470	48,814	25,675	49,658	40,874
Expected return on plan assets	(49,953)	(46,307)	(49,342)	—	—	—
Amortization of prior service cost	(393)	916	2,093	(50,790)	(8,250)	(3,522)
Amortization of transition asset	150	585	—	—	—	—
Amortization of actuarial (gain) loss	7,970	8,815	(645)	19,774	10,281	—
Unrecognized prior service cost	—	186	1,623	—	—	—
Termination benefits	—	3,900	607	—	15,297	11,868
Net curtailment (gain) loss	(1,847)	—	9,630	(27,426)	(21,021)	(12,554)

Net periodic benefit cost (income)	$27,475	$38,319	$27,320	$(31,352)	$52,361	$42,584

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Assumptions used in the accounting for the Company’s benefit plans were as follows:

	Pension Liability		Post-retirement Liability
	2004	2003	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.2%	6.3%	6.3%	6.3%
Expected return on plan assets	8.1%	8.3%	—	—
Rate of compensation increase	3.9%	4.0%	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.0%	6.3%	5.8%	6.3
Rate of compensation increase	3.9%	4.0%	—	—
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year	—	—	15%	14%
Rate trend to which the cost trend is assumed to decline	—	—	5%	5%
Year that rate reaches the ultimate trend rate	—	—	2013	2012

During 2004, the Company changed its method for determining the discount rates used in accounting for its pension plans. The Company now utilizes a bond pricing model that is tailored to the attributes of its pension plans to determine the appropriate discount rate to use for each of its plans. In prior years, the Company utilized information from a third party bond index to determine its discount rates.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s post-retirement benefits plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point (Decrease)
	(Dollars in thousands)
Effect on the Company’s total service and interest cost components	$233	$(231)
Effect on the Company’s post-retirement benefit obligation	3,016	(2,988)

The allocation of the Company’s pension plan assets, by asset category was as follows:

Asset category	November 28, 2004	November 30, 2003
Equity securities	62.8%	55.1%
Debt securities	32.6%	42.8%
Real estate	2.6%	—%
Other	2.0%	2.1%

Total	100.0%	100.0%

The Company utilizes the services of a third party independent investment manager to oversee the management of its plans’ assets. The Company’s investment strategy is to invest the plans’ assets in a diversified portfolio of domestic and international equity, fixed income and real estate securities with the objective of generating long-term growth in plan assets at a reasonable level of risk.

The Company’s contributions to the pension and post-retirement plans in 2005 are estimated to be approximately $19.3 million and $36.1 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The Company’s estimated future benefit payments for the fiscal years 2005 through 2009, and in the aggregate for the years 2010 through 2014, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

Fiscal year	Pension Benefits	Post- retirement Benefits	Total
	(Dollars in thousands)
2005	$50,035	$36,102	$86,137
2006	39,658	35,726	75,384
2007	39,919	34,397	74,316
2008	41,587	33,092	74,679
2009	42,053	31,613	73,666
2010-2014	231,079	129,823	360,902

NOTE 13: EMPLOYEE INVESTMENT PLANS

The Company maintained three employee investment plans as of November 28, 2004. The Employee Savings and Investment Plan of Levi Strauss & Co. (“ESIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible Home Office employees and U.S. field employees, respectively. The Capital Accumulation Plan of Levi Strauss & Co. (“CAP”) was a non-qualified, self-directed investment program for highly compensated employees (as defined by the Internal Revenue Code). The CAP was terminated, effective November 29, 2004. Effective January 1, 2005, highly compensated ESIP participants may make excess deferral contributions under the Deferred Compensation Plan for Executives and Outside Directors.

Total amounts charged to expense for these plans for the years ended November 28, 2004, November 30, 2003 and November 24, 2002 were $9.7 million, $0.9 million, and $13.3 million, respectively. As of November 28, 2004, the Company had accrued $6.6 million. As of November 30, 2003 there was no accrual related to these plans.

ESIP/ELTIS. Under ESIP and ELTIS, eligible employees may contribute and direct up to 15% of their annual compensation to various investments among a series of mutual funds. The Company matches 100% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 7.5% of eligible compensation. Under ELTIS, the Company may match 50% of participant’s contributions to all funds maintained under the qualified plan up to the first 10% of eligible compensation. Employees are always 100% vested in the Company match. The ESIP and the ELTIS allow employees a choice of either pre-tax or after-tax contributions. The ELTIS also includes a profit sharing provision with payments made at the sole discretion of the board of directors. The Company matched eligible employee contributions in ELTIS at 50% for the fiscal years ended November 28, 2004, November 30, 2003, and November 24, 2002.

CAP. The CAP allowed eligible employees to contribute on an after-tax basis up to 10% of their eligible compensation to an individual retail brokerage account. The Company’s matching contributions were paid in cash to each employee’s account. Employees were 100% vested in the Company match. All investment decisions, related commissions and charges, investment results and tax reporting requirements were the responsibility of the employee. Certain employees were eligible to participate in the CAP plan after reaching specific contribution thresholds in the ESIP plan and salary thresholds. Highly paid participants in the ESIP were permitted to make after-tax contributions into the CAP for amounts that could not be contributed to the ESIP due to plan limitations. The Company would then match a portion of the CAP contributions.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

The Company’s matching of eligible employee contributions for CAP was determined based on a graded scale from 0% to 115%. The level of the matching contribution was determined at year end based upon business performance. The Company matched eligible employee contributions at 115%, 0% and 115% for the fiscal years ended November 28, 2004, November 30, 2003, and November 24, 2002, respectively.

NOTE 14: EMPLOYEE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) is intended to reward individual contributions to the Company’s performance during the year. The amount of the cash bonus earned depends on business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Total amounts charged to expense for the years ended November 28, 2004, November 30, 2003 and November 24, 2002, were approximately $70.4 million, $9.1 million and $44.4 million, respectively. As of November 28, 2004 and November 30, 2003, the Company had accrued $70.4 million and $10.5 million, respectively, for the AIP plan, which was recorded in accrued salaries, wages and benefits.

Long-Term Incentive Plan

2004 Interim Long-Term Incentive Plan. In February 2004, the Company established a new interim cash-based long-term incentive plan for its management level employees, including its executive officers, and its non-stockholder directors. The Company set a target amount for each participant based on job level. The interim plan, which covers a 19-month period (December 2003 through June 2005), includes both performance and retention elements as conditions for payment. Key plan features include:

•	Performance measures relate to compliance with financial covenants in the Company’s credit agreements and achievement of earnings before interest, taxes, depreciation and amortization and cash flow measures established by the Company’s board of directors.

•	Participants who were active employees through July 1, 2004 received 20% of the target amount in July 2004.

•	Participants who were active employees through February 11, 2005 received 40% of the target amount in February 2005.

•	Participants will receive the remaining 40% of the target amount in July 2005 if the participant is an active employee as of this date and the Company is in compliance on this date with the financial covenants in its credit agreements.

The terms of the plan are governed by the plan document. The Company’s board has discretion to interpret, amend and terminate the plan.

The Company recorded long-term incentive compensation expense of $45.2 million, a net reversal of $138.8 million, and expense of $70.3 million, for the years ended November 28, 2004, November 30, 2003 and November 24, 2002, respectively. The net reversal recorded in 2003 was attributable to lower than expected payouts under the plan in place in 2003 due to changes in the Company’s forecasted financial performance. As of November 28, 2004, the Company had accrued $34.7 million for the long-term incentive plan., which was recorded in accrued salaries, wages and benefits. As of November 30, 2003, there were no such amounts accrued.

2005 Long-Term Incentive Plan. The Company established a new long-term incentive plan effective at the beginning of fiscal 2005. The plan is intended to reward management and certain executive level employees for

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

their long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the Company’s target cumulative earnings before interest, taxes, depreciation and amortization for the three-year period; and (ii) the target compound annual growth rate in the Company’s earnings before interest, taxes, depreciation and amortization over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out the quarter following the end of the three-year period based on Company performance against objectives. Executive officers are not participants in this plan. They participate in the new Senior Executive Long-Term Incentive Plan described below.

Senior Executive Long-Term Incentive Plan. At its meeting on February 3, 2005, the Company’s board approved the design of a new executive compensation plan, the Senior Executive Long-Term Incentive Plan. The plan is intended to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the board will be eligible to participate in the plan.

Key elements of the plan include the following:

•	The Company will grant stock appreciation rights that vest in three years and will be payable in cash.

•	The strike price and third year expected price for each grant cycle will be approved by the board at the beginning of the cycle.

•	The strike price and actual values used to determine appreciation and payouts will be approved by the board and will take into account an annual stock valuation obtained by the Company from a third party under the Company’s valuation policy.

•	The plan will include a deferral arrangement. Award payouts in excess of a certain percentage may be subject to deferral with the final amount reflecting changes in the value of the shares during the deferral period.

The board did not establish the strike price, target price or the number of units to be granted to individual participants in the initial grant. The authority to make those determinations was delegated by the board to the board’s Human Resources Committee, with the concurrence of the chair of the board’s Finance Committee.

Other Compensation Plans

Cash Performance Sharing Plans. The Company awards cash payments to production employees worldwide through its Cash Performance Sharing Plans based on a percentage of annual salary and the same performance measures prescribed in the Company’s AIP plan. The largest individual plan is the U.S. Field Profit Sharing Plan that covers approximately 1,000 U.S. employees. The total amounts charged to expense for the U.S. Field Profit Sharing Plan for the years ended November 28, 2004, November 30, 2003 and November 24, 2002 were $2.3 million, $0.0 million and $3.2 million, respectively. As of November 28, 2004 and November 30, 2003, the Company had accrued $2.3 million and $0 million, respectively for its Cash Performance Sharing Plans, which was recorded in accrued salaries, wages and benefits.

Performance Sharing Plan. The Performance Sharing Plan is a new annual bonus plan in 2004 for non-management level employees in North and South America who do not participate in any other annual bonus plan. The purpose of the Plan is to reward participants when at least 100% of the annual business objectives are

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

achieved. The performance measure used to determine award amounts under this plan is the same measure as in the AIP plan. The total amounts charged to expense for the Performance Sharing Plan for the year ended November 28, 2004 was $4.5 million. As of November 28, 2004, the Company had accrued $4.5 million for this plan, which was recorded in accrued salaries, wages and benefits.

NOTE 15: LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits is comprised of the following:

	As of November 28, 2004	As of November 30, 2003
	(Dollars in thousands)
Workers’ compensation	$59,006	$72,104
Deferred compensation	95,489	121,084

Total	$154,495	$193,188

Workers’ compensation. Included in the liability for workers’ compensation are accrued expenses related to the Company’s program in the United States that provides for early identification and treatment of employee injuries. Workers’ compensation expense of $3.2 million, $30.8 million and $42.1 million was recorded for the years ended November 28, 2004, November 30, 2003 and November 24, 2002, respectively. For the year ended November 28, 2004, the Company reduced its self-insurance reserves for workers compensation claims by approximately $18.0 million, which resulted in a decrease in selling general and administrative expense of $16.0 million and a decrease in cost of goods sold of $2.0 million. The reduction was driven by changes in the Company’s estimated future claims payments and related expenses as a result of more favorable than projected actual claims and expense experience during the year and corresponding reductions to claims projected for future periods. For the years ended November 30, 2003 and November 24, 2002, the Company’s workers compensation expense included provisions of $7.6 million and $17.9 million, respectively, related to the plant closures that occurred during those years. As of November 28, 2004 and November 30, 2003, the current portions of workers’ compensation liabilities were approximately $12.6 million and $16.1 million, respectively, and were included in accrued salaries, wages and employee benefits.

Deferred compensation. The Company has a non-qualified deferred compensation plan for executives and outside directors. As of November 28, 2004, and November 30, 2003, plan liabilities totaled $24.8 million and $27.8 million, respectively, of which approximately $3.7 million and $4.0 million for 2004 and 2003, respectively are associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”) established on January 1, 2003. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan.

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. In the event that the fair market value of the Rabbi Trust assets as of any valuation date before a change of control is less than 90% of the Rabbi Trust funding requirements on such date, the Company must make an additional contribution to the Rabbi Trust in an amount sufficient to bring the fair market value of the assets in the Rabbi Trust up to 90% of the trust funding requirement. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust and the Company’s liability to the Plan participants are

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

reflected in “Other long-term assets” and “Long-term employee related benefits,” respectively, on the Company’s consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of the securities have initially been recorded in “Other expense, net.” Expenses accrued under the plan are included in “Selling, general and administrative expenses.”

The Company also maintains a prior non-qualified deferred compensation plan relating to compensation expense payable before January 1, 2003. The Rabbi Trust is not a feature of that plan. As of November 28, 2004 and November 30, 2003 plan liabilities totaled $96.7 million and $111.0 million, respectively, of which $26.1 million and $17.8 million, respectively, was classified as short-term.

NOTE 16: COMMON STOCK

The Company has a capital structure consisting of 270,000,000 authorized shares of common stock, par value $.01 per share, of which 37,278,238 shares are issued and outstanding.

NOTE 17: RELATED PARTIES

Agreement with Alvarez & Marsal, Inc.

On December 1, 2003, the Company appointed James P. Fogarty, a managing director with Alvarez & Marsal, Inc. (“A&M”), as its interim chief financial officer. The Company’s agreement with Alvarez & Marsal, Inc. also provided that Antonio Alvarez, co-founding managing director of A&M, would serve as Senior Advisor to the Company and act as an executive officer. Mr. Alvarez completed his work as senior advisor and left that position in April 2004. On May 18, 2004, the Company amended its December 2003 engagement agreement with A&M. Under the amended agreement, the Company agreed to pay A&M, in addition to regular compensation for its services, a cash bonus of $1.5 million as an incentive for them to complete successfully their work in assisting the Company in implementing cost reduction actions and in respect of James P. Fogarty’s role as the Company’s chief financial officer. The Company paid $500,000 of this minimum bonus in each of June 2004 and October 2004, and paid the remaining amount in February 2005. In addition, the Company agreed to pay A&M an additional incentive bonus of $1.0 million, which will be paid by the Company in late February 2005 upon the Company’s achievement of certain financial performance, financial reporting and control and planning activities. During the year ended November 28, 2004, the Company expensed approximately $12.3 million related to services provided under the A&M agreement. As of November 28, 2004, the Company had accrued approximately $1.4 million related to amounts due to A&M, including the remaining bonus amounts payable.

Other transactions

Robert E. Friedman, a director of the Company, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit organization focused on creating economic opportunity by helping residents of poor communities save and invest, succeed as entrepreneurs and participate as contributors to and beneficiaries of the economy. In 2003, the Company donated $50,000 to the Corporation for Enterprise Development. During 2002, the Levi Strauss Foundation donated $65,000.

James C. Gaither, a director of the Company, was prior to 2004 senior counsel to the law firm Cooley Godward LLP. The firm provided legal services to the Company and to the Human Resources Committee of the Company’s Board of Directors during the years ended November 28, 2004, November 30, 2003 and November 24, 2002, and received fees for such services approximating $150,000, $250,000 and $18,000, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Peter A. Georgescu, a director of the Company, is Chairman Emeritus of Young & Rubicam, Inc., WPP Group plc, a global advertising agency. The agency provided advertising services to the Company in 2003, and 2002 and received in fees approximately $18,800 and $15,200 respectively. No services were provided in 2004. Mr. Georgescu is a director of Toys “R” Us, Inc. The Company made a $5,000 donation to the Toys “R” Us Children’s Fund in 2004.

NOTE 18: BUSINESS SEGMENT INFORMATION

During 2004, the Company changed the structure of its U.S. business operations as a result of its reorganization initiatives. The Company’s business operations in the United States are now organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signature™ commercial business units. The Company’s operations in Canada and Mexico are included in its North America region along with its U.S. commercial business units. The structure of its international business operations have not changed. They are organized and managed through its Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia Pacific, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals, and excluding depreciation and amortization. Corporate expense is comprised of long-term incentive compensation (expense) reversal, restructuring charges, net of reversals, depreciation and amortization, and other corporate expenses, including corporate staff costs.

As a result of the changes in the Company’s reportable segments for the current year, the information for prior years has been revised to conform with the current year presentation. No single country other than the United States had net sales exceeding 10% of consolidated net sales for any of the years presented. The Company does not report assets by segment because assets are not allocated to its segments for purposes of measurement by the Company’s chief operating decision maker.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Business segment information for the Company is as follows:

	Year Ended
	November 28, 2004	November 30, 2003	November 24, 2002
	(Dollars in thousands)
Net sales:
U.S. Levi’s® brand	$1,254,546	$1,381,377	$1,596,575
U.S. Dockers® brand	649,356	820,531	908,887
U.S. Levi Strauss Signature™ brand	336,020	216,726	—
Canada and Mexico	186,533	171,734	169,053

Total North America	2,426,455	2,590,368	2,674,515
Europe	1,042,125	992,140	1,049,217
Asia Pacific	603,875	508,222	422,134

Consolidated net sales	$4,072,455	$4,090,730	$4,145,866

Operating income:
U.S. Levi’s® brand	$297,438	$197,408	$334,487
U.S. Dockers® brand	141,965	146,225	166,910
U.S. Levi Strauss Signature™ brand	36,239	24,306	—
Canada and Mexico	44,094	34,489	35,960

Total North America	519,736	402,428	537,357
Europe	172,008	112,918	199,205
Asia Pacific	125,267	93,032	76,246

Regional operating income	817,011	608,378	812,808
Corporate:
Long-term incentive compensation (expense) reversal	(45,171)	138,842	(70,270)
Restructuring charges, net of reversals	(133,623)	(89,009)	(115,455)
Depreciation and amortization expense	(62,606)	(64,176)	(70,354)
Other corporate expense	(214,512)	(280,686)	(302,584)

Total corporate expense	(455,912)	(295,029)	(558,663)

Consolidated operating income	361,099	313,349	254,145
Less: Interest expense	(260,124)	(254,265)	(186,493)
Less: Other expenses, net	(5,450)	(90,376)	(41,065)

Income (loss) before taxes	$95,525	$(31,292)	$26,587

Geographic information:
Net sales:
United States	$2,239,922	$2,418,634	$2,505,462
Foreign countries	1,832,533	1,672,096	1,640,404

Consolidated net sales	$4,072,455	$4,090,730	$4,145,866

Deferred tax assets:
United States	$552,903	$572,506	$750,866
Foreign countries	33,891	49,342	46,011

	$586,794	$621,848	$796,877

Long-lived assets:
United States	$935,988	$1,003,354	$1,045,460
Foreign countries	400,194	407,024	353,331

	$1,336,182	$1,410,378	$1,398,791

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of fiscal 2004, 2003 and 2002.

Year Ended November 28, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net sales	$962,304	$958,833	$994,626	$1,156,692
Cost of goods sold	554,058	546,140	538,179	650,029

Gross profit	408,246	412,693	456,447	506,663
Selling, general and administrative expenses	289,495	304,929	300,540	404,802
Long-term incentive compensation	12,200	14,132	10,735	8,104
(Gain) loss on sale of assets	45	(1,133)	476	(2,964)
Other operating income	(8,513)	(9,520)	(11,593)	(22,408)
Restructuring charges, net of reversals	54,362	25,679	28,117	25,465

Operating income	60,657	78,606	128,172	93,664
Interest expense	68,227	65,208	64,252	62,437
Other (income) expense, net	(1,636)	5,172	(466)	2,380

Income (loss) before taxes	(5,934)	8,226	64,386	28,847
Income tax expense (benefit)	(3,566)	2,602	17,821	48,278

Net income (loss)	$(2,368)	$5,624	$46,565	$(19,431)

Year Ended November 30, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$877,034	$932,021	$1,083,748	$1,197,927
Cost of goods sold	516,882	538,825	686,487	774,328

Gross profit	360,152	393,196	397,261	423,599
Selling, general and administrative expenses	306,930	353,365	343,472	349,547
Long-term incentive compensation (reversal)	(2,160)	(7,975)	(129,127)	420
Gain on sale of assets	(142)	(353)	(384)	(1,806)
Other operating income	(7,316)	(9,752)	(10,280)	(12,588)
Restructuring charges, net of reversals	(3,050)	(5,336)	2,610	94,785

Operating income (loss)	65,890	63,247	190,970	(6,759)
Interest expense	59,679	63,346	62,524	68,716
Other (income) expense, net	34,757	20,536	(2,741)	37,823

Income (loss) before taxes	(28,546)	(20,635)	131,187	(113,298)
Income tax expense	29,500	21,200	135,500	131,825

Net (loss)	$(58,046)	$(41,835)	$(4,313)	$(245,123)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2004, NOVEMBER 30, 2003 AND NOVEMBER 24, 2002

Year Ended November 24, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$937,285	$925,518	$1,019,744	$1,263,319
Cost of goods sold	542,000	555,057	600,666	758,468

Gross profit	395,285	370,461	419,078	504,851
Selling, general and administrative expenses	287,168	301,685	323,125	373,876
Long-term incentive compensation	20,571	20,019	19,449	10,232
(Gain) loss on sale of assets	204	(975)	(400)	(429)
Other operating income	(6,113)	(8,511)	(6,016)	(13,810)
Restructuring charges, net of reversals	563	130,658	(15,848)	82

Operating income (loss)	92,892	(72,415)	98,768	134,900
Interest expense	48,023	42,510	48,476	47,484
Other (income) expense, net	(9,826)	12,319	27,216	11,356

Income (loss) before taxes	54,695	(127,244)	23,076	76,060
Income tax expense (benefit)	39,500	(92,000)	16,699	55,049

Net income (loss)	$15,195	$(35,244)	$6,377	$21,011

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

In conjunction with their audit of our financial statements for the years ended November 30, 2003, November 24, 2002 and November 25, 2001, our independent registered public accounting firm identified certain items that were determined to be a material weakness under standards established by the American Institute of Certified Public Accountants:

•	Our independent registered public accounting firm stated that, in the course of reviewing our third quarter financial statements for fiscal 2003, they noted certain amounts had been adjusted to the quarter’s effective tax rate due to errors relating to our tax returns for the years 1998 and 1999. The letters stated that although our tax department noted the double deduction errors, we incorrectly recorded the effect of such errors as an adjustment to fiscal 2003 third quarter’s tax rate, thereby treating the correction as a change in estimate rather than a correction of an error to our financial statements for 2001.

•	Our independent registered public accounting firm said that members of both the tax department and the global controller’s group were aware of the nature of the tax reporting errors, but did not identify the proper accounting treatment. Our independent registered public accounting firm stated that they consider these oversights to be failures in our controls for preventing or detecting misstatements of accounting information. In relation to this matter, our independent registered public accounting firm stated that a material error would have gone undetected in the fiscal year ended November 30, 2003 financial statements.

•	The independent registered public accounting firm recommended that our global controller’s group, the corporate controller and the chief financial officer increase their involvement in the review and disclosure of tax items as they relate to the application of generally accepted accounting principles (“GAAP”). They also recommended that we appoint individuals in the tax department and controller’s group with sufficient expertise in tax GAAP issues.

•	During the completion of their audit of our financial statements for the year ended November 20, 2003, which occurred principally during the mid-December 2003 through February 2004 period, our independent registered public accounting firm noted our corporate controller’s group, corporate controller and chief financial officer had increased their involvement in the review and disclosure of tax items. They also noted that we had engaged our outside advisors on a more comprehensive basis. Our independent registered public accounting firm stated that these interim measures temporarily addressed their concern over the material weakness in controls reported to our Audit Committee.

In response to the matters described in these communications from our independent registered public accounting firm, we took actions during 2004 to address these issues, including the following:

•	we hired a new vice president to lead our global tax department, who has significant expertise in U.S. and international tax accounting and related SEC reporting and disclosures;

•	we hired a new tax director, who has significant SEC reporting and tax GAAP experience, and who is responsible for our tax accruals, disclosures and income tax return preparation;

•	we reorganized our corporate controller’s department to simplify our structure and reinforce accounting oversight, and have appointed a new assistant corporate controller, upgrading our technical accounting skills in this department;

•	we established an external financial reporting group, a new function, in the corporate controller’s department, and hired a new senior director for this function who has significant experience in U.S. GAAP and SEC reporting and disclosures;

•	we hired individuals for key management-level positions in our corporate controller’s and tax groups who have significant U.S. GAAP and tax experience;

•	our corporate controller’s group and our tax department have focused on communicating more effectively with an increased concentration on the financial reporting aspects of tax items;

•	we retained outside experts on tax accounting to train and develop personnel in our tax and corporate controller’s groups; and

•	we instituted a comprehensive quarterly trial balance review in which our chief financial officer, controller and other senior finance leaders engage in a detailed review of the financial statements for each of our businesses and functional areas.

We believe these actions have strengthened our internal control over financial reporting and addressed the material weakness identified by our independent registered public accounting firm in conjunction with their prior year audit. In conjunction with their audit of our consolidated financial statements for 2004, our independent registered public accounting firm did not advise our management or our Audit Committee of any material weaknesses related to our internal controls or operations.

In addition, in conjunction with their audit, our independent registered public accounting firm identified three significant deficiencies in our internal control. None of them relate to the subject matter of the prior material weakness, and they do not in the aggregate constitute a material weakness. These significant deficiencies are summarized as follows:

•	The first matter pertains to our accruals for claims processing expenses related to our U.S. workers’ compensation program. We are revising the process for estimating these expenses and, to that end, have moved the responsibility for this activity to our corporate controller. We believe these actions will bring immediate improvements to our workers’ compensation accounting and reporting process.

•	The second matter relates to our process for estimating one type of allowance that we provide to our U.S. retail customers. In response, we are refining our estimation methodology, commencing in the first quarter of 2005, by better utilizing internal retail planning applications in order to develop more robust and objectively verifiable data to support our accruals.

•	The third matter relates to the financial reporting process and general control environment in our U.K. subsidiary. In response, starting in mid-2004, we replaced the top members of our U.K. finance management team in 2004 with personnel who have substantial GAAP experience. In addition, we redesigned the organization structure to drive more focus on internal controls.

We believe we will satisfactorily address most of the control deficiencies relating to these matters by the end of the first half of 2005, although there can be no assurance that we will do so.

As of November 28, 2004, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, and took into account the actions we took in 2004 in response to the communication of the material weakness from our independent registered public accounting firm in conjunction with their prior year audit. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

We will not be subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our annual report for fiscal year 2005. Although we currently believe we are on schedule to achieve compliance with Section 404 within the prescribed time period, there can be no assurance we will timely meet such requirements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results—Risks Relating to Our Business—Beginning in 2005, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt securities.”

Item 9B. OTHER INFORMATION

Limited Waiver Under Senior Secured Revolving Credit Facility Regarding Prepayment of 11.625% Senior Unsecured Notes due 2008

On February 15, 2005, we obtained a limited waiver under our senior secured revolving credit agreement, dated as of September 29, 2003, as amended on September 30, 2003, October 14, 2003, March 18, 2004, August 13, 2004 and November 24, 2004.

Under the limited waiver, the lenders have waived our compliance with clause (i) of the proviso to subsection 7.27(i) of the senior secured revolving credit agreement to the extent necessary to permit us to prepay all or part of our outstanding 11.625% senior unsecured notes due January 2008, provided that such prepayment is funded solely from the (a) proceeds of one or more new issuances of permitted notes that are issued after February 15, 2005, and (b) up to $77.9 million of unused proceeds from our issuance in December 2004 of our 9.75% notes due 2015.

The limited waiver took effect as of February 15, 2005.

A copy of the limited waiver is included with this Annual Report on Form 10-K as Exhibit 10.26.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is information concerning our directors and executive officers as of November 28, 2004.

Name	Age	Office and Position
Robert D. Haas	62	Director, Chairman of the Board of Directors
Philip A. Marineau	58	Director, President and Chief Executive Officer
Angela Glover Blackwell(5)(7)	59	Director
Robert E. Friedman(5)	55	Director
James C. Gaither(4)(7)	67	Director
Peter A. Georgescu(4)(6)	65	Director
Miriam L. Haas(1)(5)	58	Director
Peter E. Haas, Jr.(6)	57	Director
Walter J. Haas(5)	55	Director
F. Warren Hellman(4)(6)	70	Director
Patricia A. House(6)(7)	50	Director
Patricia Salas Pineda(4)(5)	52	Director
T. Gary Rogers(6)(7)	62	Director
G. Craig Sullivan(4)(7)	64	Director
R. John Anderson(2)	53	Senior Vice President and President, Levi Strauss Asia Pacific
David G. Bergen	49	Senior Vice President and Chief Information Officer
James P. Fogarty(3)	36	Senior Vice President and Chief Financial Officer
Robert L. Hanson	40	President, Levi’s® Brand, United States
Scott A. LaPorta	42	President, Levi Strauss Signature™ Brand, United States
Paul Mason	44	Senior Vice President and President, Levi Strauss Europe
Albert F. Moreno	60	Senior Vice President, General Counsel and Assistant Secretary
Fred D. Paulenich	40	Senior Vice President, Worldwide Human Resources
Lawrence W. Ruff	48	Senior Vice President, Strategy and Planning
Roberta H. Silten	44	President, Dockers® Brand, United States

(1)	Ms. Haas was elected to our board of directors in July 2004.
(2)	Mr. Anderson also served as interim president of our European business from September 1, 2003 to February 23, 2004. As of March 1, 2004, he became leader of our Worldwide Supply Chain organization.
(3)	Mr. Fogarty is a managing director of Alvarez & Marsal, Inc. and is not an employee. On February 1, 2005, we announced that Hans Ploos van Amstel will replace Mr. Fogarty effective as of March 7, 2005. For more information, please see “New Chief Financial Officer.”
(4)	Member, Audit Committee.
(5)	Member, Corporate Social Responsibility Committee.
(6)	Member, Finance Committee.
(7)	Member, Human Resources Committee.

All members of the Haas family are descendants of our founder, Levi Strauss. Peter E. Haas, Jr. is a cousin of of Robert D. Haas and Walter J. Haas, who are brothers. Miriam L. Haas is the stepmother of Peter E. Haas, Jr. Robert E. Friedman is a descendant of Daniel E. Koshland, who joined his brother-in-law, Walter A. Haas, Sr., in our management in 1922.

Robert D. Haas is the Chairman of our board. He was named Chairman in 1989 and served as Chief Executive Officer from 1984 until 1999. Mr. Haas joined us in 1973 and served in a variety of marketing, planning and operating positions before becoming Chief Executive Officer.

Philip A. Marineau, a director since 1999, is our President and Chief Executive Officer. Prior to joining us, Mr. Marineau was the President and Chief Executive Officer of Pepsi-Cola North America from 1997 to 1999. From 1996 to 1997, Mr. Marineau was President and Chief Operating Officer of Dean Foods Company. From 1972 to 1996, Mr. Marineau held a series of positions at Quaker Oats Company including President and Chief Operating Officer from 1993 to 1996. Mr. Marineau is currently a director of Meredith Corporation and Kaiser Permanente.

Angela Glover Blackwell, a director since 1994, is founder and chief executive officer of PolicyLink, a nonprofit research, advocacy and communications organization devoted to eliminating poverty and strengthening communities. From 1995 to 1998, Ms. Blackwell was Senior Vice President of the Rockefeller Foundation where she oversaw the foundation’s domestic and cultural divisions. Ms. Blackwell was the founder of Oakland, California’s Urban Strategies Council, a nonprofit organization focused on reducing persistent urban poverty.

Robert E. Friedman, a director since 1998, is founder and Chairman of CFED, a Washington, D.C.-based not-for-profit organization focused on creating economic opportunity by helping residents of poor communities save and invest, succeed as entrepreneurs and participate as contributors to and beneficiaries of the economy. He also serves as a director of Ecotrust, the Rosenberg Foundation and the National Fund for Enterprise Development.

James C. Gaither, a director since 1988, is Managing Director of Sutter Hill Ventures, a venture capital investment firm. Prior to 2000, he was a partner of, and prior to 2004, he was senior counsel to, the law firm of Cooley Godward LLP in San Francisco, California. Prior to joining Cooley Godward in 1969, he served as law clerk to the Honorable Earl Warren, Chief Justice of the United States, special assistant to the Assistant Attorney General in the U.S. Department of Justice and staff assistant to the President of the United States, Lyndon B. Johnson. Mr. Gaither is currently a director of Nvidia Corporation, Siebel Systems, Inc., Kineto, Inc. and Satmetrix, Inc.

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

Miriam L. Haas, a director since July 2004, is president of the Miriam and Peter Haas Fund. Ms. Haas is a trustee and chair of the accessions committee of the San Francisco Museum of Modern Art and is vice chair of the board of trustees and chair of the audit committee of the New York Museum of Modern Art. She is a member of the Board of Visitors at the Terry Sanford Institute of Public Policy at Duke University, the Advisory Board of the Haas Center for Public Service at Stanford University and the Global Philanthropists Circle.

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

F. Warren Hellman, a director since 1985, has served as chairman and general partner of Hellman & Friedman LLC, a private investment firm, since its inception in 1984. Previously, he was a general partner of Hellman Ferri (now Matrix Partners) and managing director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of DN&E Walter & Co., Sugar Bowl Corporation, Osterweis Capital Management, Inc. and Offit Hall Capital Management. Mr. Hellman also served as a director of NASDAQ Stock Market, Inc. through February 2004.

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

Patricia Salas Pineda, a director since 1991, is currently group vice president of corporate communications and general counsel for Toyota Motor North America, Inc., a position she assumed in September 2004. Prior to joining Toyota Motor North America, Inc., Ms. Pineda was vice president of legal, human resources and government relations and corporate secretary of New United Motor Manufacturing, Inc. with which she was associated since 1984. She is currently a trustee of the RAND Corporation and Mills College and a director of the James Irvine Foundation and Anna’s Linens.

T. Gary Rogers, a director since 1998, is Chairman of the Board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream products. He has held this position since 1977. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and the Federal Reserve Bank of San Francisco.

G. Craig Sullivan, a director since 1998, is the retired Chairman of the Board and Chief Executive Officer of The Clorox Company, a major consumer products firm. He served as Chief Executive Officer of The Clorox Company from 1992 until June 2003. He remained Chairman of the board of The Clorox Company until his retirement in December 2003. Prior to his election as Chairman and Chief Executive Officer of The Clorox Company, Mr. Sullivan was group vice president with overall responsibility for manufacturing and marketing, the company’s laundry and cleaning products in the United States, the international business, the manufacturing and marketing of products for the food service industry and the corporate purchasing and distribution functions. Mr. Sullivan currently serves on the board of directors of Mattel, Inc. and Kimberly-Clark Corp.

R. John Anderson, our Senior Vice President and President of our Asia Pacific Division since 1998 and President of our global supply chain organization since March 2004, joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi’s® brand in 1995. Mr. Anderson also served as interim president of Levi Strauss Europe from September 2003 to February 2004.

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

James P. Fogarty, our Senior Vice President and Chief Financial Officer since December 2003, is a managing director of Alvarez & Marsal, Inc. and has been associated with the firm since 1994. During that time he has held a variety of management and advisory roles in several industries including serving as senior vice president and chief financial officer of The Warnaco Group, Inc. As part of his work with Alvarez & Marsal, Inc., he had held management positions with Bridge Information Systems, DDS Partners LLC, AM Cosmetics, Inc. and Color Tile, Inc. In addition, Mr. Fogarty provided restructuring advisory services to Freuhauf Trailer and Homeland Stores, Inc.

Robert L. Hanson is President of the Levi’s® brand in the United States. Before taking his current role in 2001, Mr. Hanson was President of the Levi’s® brand in Europe. From 1998 to 2000, he was Vice President of the Levi’s® brand in Europe. He began his career with us in 1988, holding executive-level advertising, marketing and business development positions in both the Levi’s® and Dockers® brands in the United States before taking his first position in Europe.

Scott A. LaPorta is President of the Levi Strauss Signature™ brand in the United States. Mr. LaPorta joined us in 2002 as the Chief Financial and Strategic Planning Officer for Levi Strauss Americas. In July 2003, Mr. LaPorta became Senior Vice President of Sales, Strategy and Finance for Levi Strauss Americas, until taking his current position in October of the same year. Before joining us, Mr. LaPorta was Executive Vice President and Chief Financial Officer of Park Place Entertainment.

Paul Mason, our Senior Vice President and President, Levi Strauss Europe, joined us in February 2004. Mr. Mason was chief executive officer of Matalan PLC, a discount clothing business and leading U.K. jeans retailer from 2002 to 2003. Prior to that time, he held senior positions with ASDA Group Limited, a subsidiary of Wal-Mart Stores, Inc., including chief operating officer, retailer director and logistics and human resources director. Mr Mason is a non-executive director of Rentokil-Initial plc (U.K).

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

Lawrence W. Ruff, our Senior Vice President, Strategy and Planning since September 2003, joined us in 1987. From 1987 to 1996, he held a variety of marketing positions in the United States and Europe. He served as Vice President, Marketing and Development for Levi Strauss Europe, Middle East and Africa from 1996 to 1999 when he became Vice President, Global Marketing. In late 1999, he became Senior Vice President of Worldwide Marketing Services.

Roberta H. Silten is the President of the Dockers® brand in the United States. Before taking on her current role in 1999, Ms. Silten held various senior marketing and merchandising positions with us, most recently as the director of the Slates® brand, a dress pant line now part of the Dockers® brand. She began her career with us in 1995. Ms. Silten is a member of the board of directors of the Red Tab Foundation.

New Director

On February 3, 2005, we elected Leon J. Level to our board of directors, effective as of April 1, 2005. Mr. Level is currently chief financial officer and a director of Computer Sciences Corporation. Computer Sciences Corporation is a leading global information technology services company, offering services including systems design and integration; information technology and business process outsourcing; applications software development; Web and application hosting; and management consulting. Mr. Level, 64, has held ascending and varied financial management and executive positions at Computer Sciences Corporation (chief financial officer since 1989), Unisys Corporation (corporate vice president, treasurer and chairman of Unisys Finance Corporation), Burroughs Corporation (vice president, treasurer), The Bendix Corporation (executive director and assistant corporate controller) and Deloitte, Haskins & Sells (now Deloitte & Touche). Mr. Level is also currently a director of UTi Worldwide Inc. We expect Mr. Level to serve on our audit and finance committees.

New Chief Financial Officer

On February 1, 2005, we announced that Hans Ploos van Amstel, 40, will replace Mr. Fogarty as our senior vice president and chief financial officer, effective as of March 7, 2005. Mr. Ploos van Amstel had served as Vice President of Finance and Operations for our European business since 2003. Mr. Ploos van Amstel joined us from Procter & Gamble. Procter & Gamble’s principal business is the manufacturing and marketing of consumer and household products. Mr. Ploos van Amstel joined Procter & Gamble in 1989, where he served in various capacities throughout Europe and the Middle East, leading to his appointment in 1999 as Finance Director of Global Corporate F&HC, and culminating in his appointment in 2001 as Finance Director of Procter & Gamble’s F&HC Europe division.

Our Board of Directors

Our board of directors currently has 14 members and will be increased to 15 when Mr. Level joins the board. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in class 1 (Mr. Friedman, Mr. Georgescu, Mr. Sullivan and Mr. R.D. Haas) ends in 2005. The term for directors in class 2 (Ms. House, Ms. Pineda, Mr. Rogers, Mr. Hellman and Mr. P.E. Haas, Jr.) ends in 2006. The term for directors in class 3 (Ms. Blackwell, Mr. W. J. Haas, Mr. Gaither, Mr. Marineau and Ms. Haas) ends in 2007. Mr. Level, our new director, will be a member of class 1. Directors are elected by the trustees of the voting trust as provided under the voting trust agreement. Directors in each class may be removed at any time, with or without cause, by the trustees of the voting trust.

Committees. Our board of directors currently has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, system of internal control, compliance with legal requirements and independence and performance of our internal auditors and our independent registered public accounting firm. Our board determined that G. Craig Sullivan is an audit committee financial expert and is independent under applicable SEC requirements.

— Members: Mr. Gaither, Mr. Georgescu, Mr. Hellman, Ms. Pineda and Mr. Sullivan.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community.

— Members: Ms. House, Mr. Georgescu, Mr. P.E. Haas, Jr., Mr. Hellman and Mr. Rogers.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation.

— Members: Ms. Blackwell, Ms. House, Mr. Gaither, Mr. Rogers and Mr. Sullivan.

•	Corporate Social Responsibility. Our corporate social responsibility committee provides assistance to the board in the board’s oversight of our values, ethics and social responsibility as demonstrated through our policies, practices and interactions with stockholders, employees, suppliers, customers, consumers, communities, governmental authorities and others having a relationship with us.

— Members: Ms. Blackwell, Mr. Friedman, Ms. Haas, Mr. W. J. Haas and Ms. Pineda.

Mr. R.D. Haas and Mr. Marineau are ex-officio members of all standing committees of the board of directors, except the audit committee. Mr. Level will serve on the audit committee and the finance committee.

Compensation. Directors who are not stockholders or employees (Ms. Blackwell, Mr. Gaither, Mr. Georgescu, Ms. House, Ms. Pineda, Mr. Rogers and Mr. Sullivan) receive annual compensation in a target amount of approximately $93,000. This amount included an annual retainer fee of $36,000, meeting fees and long-term variable pay. The actual amount for each of these compensation components varies depending on the years of service, the number of meetings attended and the actual value of the long-term grants upon vesting. Directors are covered under travel accident insurance while on company business and are eligible to participate in a deferred compensation plan. In 2004, Mr. Gaither participated in the deferred compensation plan. Directors who are also stockholders or employees did not, as a board policy matter, receive compensation in 2004 or prior years for their services as directors.

In February 2004, we established an interim long-term incentive and retention plan for our management team. Directors who are not employees or stockholders were also participants in the plan. These directors received under the plan a single payment at the end of 2004; the plan provides for payments to management participants in three parts over time as a retention measure. For more information about developments in late 2003 and early 2004 relating to our incentive plans, see “Executive Compensation — Long-Term Incentive Compensation Plans.”

This table provides compensation information for our directors in 2004 who were not stockholders or employees:

	Annual Compensation		Long-Term Compensation
Name	Retainer	Meeting Fees(1)	LTIP Payouts(2)
Angela Glover Blackwell	$36,000	$16,000	$45,000
James C. Gaither	36,000	23,000	45,000
Peter Georgescu	36,000	21,000	60,000	(3)
Patricia A. House	36,000	19,000	45,000
Patricia Salas Pineda	36,000	21,000	45,000
T. Gary Rogers	36,000	21,000	45,000
G. Craig Sullivan	36,000	26,000	45,000

(1)	Meeting fees are based on $1,000 per meeting day attended.
(2)	Reflects payments under the 2004 interim long-term incentive plan.
(3)	Reflects the 2004 long-term incentive plan payment and a cash payment of $15,000 equivalent to one-third of Mr. Georgescu’s 2000 long-term variable pay target of $45,000 under our prior long-term incentive plan.

On December 9, 2004, our board of directors approved the following actions with respect to our director compensation in 2005:

•	an increase in annual retainer from $36,000 to $45,000;

•	the addition of a retainer for committee chairpersons of $20,000 for the chairs of the Audit Committee and the Human Resources Committee and $10,000 for the chairs of the Finance Committee and the Corporate Social Responsibility Committee; and

•	an extension of the board compensation program such that non-employee stockholder directors will receive the same compensation program as our outside directors.

Our board members also will participate in our new senior executive long-term incentive compensation program. For more information, see “Executive Compensation—Long-Term Incentive Compensation Plans.”

Under our bylaws and management structure, our chairman of the board and former chief executive officer, Robert D. Haas, is a corporate officer and an executive officer. In view of the financial challenges facing us at the beginning of 2004 and in recognition of the transition in his role from chairman and chief executive officer to chairman, Mr. Haas voluntarily offered to reduce his compensation package. His annual salary for fiscal 2004 was $461,538, a decrease from $778,846 in 2003. Mr. Haas also received in fiscal 2004 a long-term incentive payment of $195,000. As of the beginning of 2004, Mr. Haas no longer participates in our annual incentive plan. He participates in our long-term incentive plans.

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

Our Audit Committee has sole and direct authority to engage, appoint, evaluate and replace the independent auditor. The Audit Committee meets with our management regularly to discuss our internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The Audit Committee examines the independence and performance of our internal auditors and our independent registered public accounting firm. In addition, among its other responsibilities, the Audit Committee reviews our critical accounting policies, our annual and quarterly reports on Forms 10-K and 10-Q, and our earnings releases before they are published. The Audit Committee held eleven meetings during fiscal 2004.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Ms. Blackwell, Ms. House and Messrs. Gaither, Rogers and Sullivan are members of the Human Resources Committee. No member of the Human Resources Committee is a current or former officer or employee of ours. In addition, there are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Mr. Gaither was, prior to 2004, senior counsel to the law firm Cooley Godward LLP. Cooley Godward provided legal services to us and to the Human Resources Committee in 2004, 2003 and 2002, for which we paid fees of approximately $150,000, $250,000 and $18,000, respectively, in those years.

Worldwide Code of Business Conduct

We have a Worldwide Code of Business Conduct which applies to all of our directors and employees, including the chief executive officer, the chief financial officer, the controller and our other senior financial officers. The Worldwide Code of Business Conduct covers a number of topics including:

•	accounting practices and financial communications;

•	conflicts of interest;

•	confidentiality;

•	corporate opportunities;

•	insider trading; and

•	compliance with laws.

A copy of the Worldwide Code of Business Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

Our Human Resources Committee of the board provides assistance to our board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions, reviews the performance of our chairman and chief executive officer and approves the annual and long-term compensation for our chairman, chief executive officer and executive officers. The committee also reviews our succession planning, diversity, director compensation and benefit plans.

Our executive compensation philosophy is intended to support our key business and talent objectives. Our business objectives focus on earnings, debt reduction and shareholder value. Our talent objectives focus on attracting, retaining and motivating individuals as required to deliver our targeted annual and long-term business results. In order to support the achievement of these objectives, we review the market practices of a similarly sized, competitive set of branded consumer product companies and major apparel competitors when setting compensation levels for our executives. Our intent is to position our executives’ compensation competitively against this set of companies.

The primary components of our executive compensation are base salary, annual bonus and long-term incentives. Base salary is paid for ongoing performance throughout the year. Our annual bonuses are intended to motivate and reward achievement of annual business and individual objectives. Our long-term incentives align with and reward for increasing shareholder value.

This table provides compensation information for our chief executive officer and the other four executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year. We refer to these individuals in this Form 10-K as our named executive officers. Our chief financial officer in 2004, Mr. Fogarty, is not an employee of ours. For more information about our relationship with Mr. Fogarty, see “Item 13 — Certain Relationships and Related Transactions.”

Summary Compensation Table

Name/Principal Position	Year	Annual Compensation			Long-Term Compensation LTIP Payouts(3)	All Other Compensation(4)
		Salary	Bonus(1)	All Other Annual Compensation(2)
Philip A. Marineau President and Chief Executive Officer	2004 2003 2002	$1,107,692 1,246,154 1,161,538	$2,940,300 — 1,272,600	— — —	$2,241,000 — 22,540,000	$279,176 117,177 165,777

Paul Mason Senior Vice President and President, Levi Strauss Europe	2004 2003 2002	929,103 — —	1,255,539 — —	53,580 — —	— — —	1,563,675 — —

R. John Anderson Senior Vice President and President, Levi Strauss, Asia Pacific Division(5)	2004 2003 2002	758,785 447,463 396,535	711,392 696,150 420,420	274,275 282,717 248,688	1,020,000 — 1,380,000	22,697 15,494 —

Robert L. Hanson President and General Manager, Levi’s® Brand, United States	2004 2003 2002	512,211 471,923 424,231	796,331 — 355,105	— — —	1,150,000 — 919,977	285,904 — 46,536

Scott A. LaPorta President and General Manager, Levi Strauss Signature™ Brand, United States	2004 2003 2002	475,913 488,462 346,154	534,909 — 424,710	— — —	600,000 — —	31,835 2,025 745,952

(1)	Our Annual Incentive Plan provides for annual bonuses if we meet pre-established performance targets. The Annual Incentive Plan is intended to reward individual achievement of our business objectives during the year. Payment amounts are based on business unit and corporate financial results against the performance targets. The final amount of bonus earned by each participant depends upon the performance and job level of the individual.

(2)	Mr. Mason joined us in February 2004. He is a United Kingdom citizen whose employment with us is based in Brussels, Belgium. He commutes from his home in the United Kingdom. We provide Mr. Mason with an apartment in Brussels. Mr. Mason is paid in British pounds; for purposes of the table, these amounts are converted into U.S. dollars using the exchange rate for the last month of the year. For Mr. Mason, the 2004 amount reflects $38,552 paid for a company-provided apartment and $15,028 for a company-provided car. Mr. Mason is not treated as a global assignee.

Mr. Anderson is an Australian citizen whose employment with us is based in Singapore. He is considered a global assignee. Our approach for global assignee employees is to ensure that individuals working abroad are compensated as they would be if they were based in their home country by offsetting expenses related to a global assignment. This approach covers all areas that are affected by the assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses. Mr. Anderson is paid in Australian dollars; for purposes of the table, these amounts are converted into U.S. dollars using the exchange rate for the last month of the year. For Mr. Anderson, the 2004 amount reflects $261,776 due to his global assignment and $12,499 for a company-provided car. The 2003 amount shown reflects $271,249 due to his global assignment and $11,468 for a company provided car. The 2002 amount shown reflects $239,779 due to his global assignment and $8,909 for a company-provided car.

(3)	For 2004, this column reflects the first and second payments earned under our interim long-term incentive plan. For Mr. Hanson, for 2004, this column reflects the first and second payments of $690,000 earned under the plan and an acceleration of the July 2005 payment of $460,000. This payment was made in advance of the scheduled date at the request of Mr. Hanson, and is an early settlement of the July 2005 plan payment. Mr. Hanson is required to repay all, or depending on timing, a portion of this amount if he is not entitled to receive payment of the July 2005 amount under the terms of the plan.

For 2002 and 2003, this column reflects the payments earned under the 2000 grant of our Leadership Shares Plan, our prior long-term incentive plan. These payments relate to the first four years of performance under the five-year measurement period, which was from 2000 through 2003. We did not make any payments under the Leadership Shares Plan in respect of the second installment of the 2000 grant. We do not expect to make any further payments in respect of any outstanding awards, although some level of payment is possible if our future financial performance substantially exceeds our current expectations. For more information about our long-term incentive plans, see “Executive Compensation — Long-Term Incentive Compensation Plans.”

(4)	For Messrs. Marineau, Hanson and LaPorta, the amounts shown include contributions we made on their behalf under our Capital Accumulation Plan. The Capital Accumulation Plan was a non-qualified, defined contribution savings plan that permits eligible employees to contribute up to 10% of their pay, on an after-tax basis, to an individual retail brokerage account established in the employee’s name. We established the Capital Accumulation Plan because Internal Revenue Code rules limit savings opportunities under tax-qualified plans for a number of our highly compensated employees. For 2004, 2003 and 2002, matching contributions under this plan were dependent on business performance. Under the terms of the plan, we matched up to 10% of eligible employee contributions on a scale from 0% to 115%. The level of the matching contribution was determined at the end of the year based upon business performance using the same measures that are used for our Annual Incentive Plan. We terminated the Capital Accumulation Plan in November 2004. For more information, please see Note 13 to our Consolidated Financial Statements.

For Mr. Marineau, the 2004 amount shown reflects a Capital Accumulation Plan contribution of $115,000 and $164,176 in above-market interest he has earned on amounts he deferred under our executive deferred compensation plan. The 2003 amount shown reflects $117,177 in above-market interest attributable to amounts he deferred under our executive deferred compensation plan. The 2002 amount shown reflects a Capital Accumulation Plan contribution of $165,777.

For Mr. Mason, the 2004 amount shown reflects a special one-time bonus of $1,563,675, paid in lieu of a 2004 long-term incentive grant as provided under his employment agreement. For more information, please see “Employment Agreements.”

For Mr. Anderson, the 2004 amount shown reflects $22,697 in above-market interest he has earned on amounts he deferred under our executive deferred compensation plan. The 2003 amount shown reflects $15,494 of above-market interest attributable to amounts he deferred under our executive deferred compensation plan.

For Mr. Hanson, the 2004 amount shown reflects a special retention bonus of $125,000, a special performance bonus of $125,000 and a Capital Accumulation Plan contribution of $35,904. The 2002 amount shown reflects a Capital Accumulation Plan contribution of $46,536.

For Mr. LaPorta, the 2004 amount shown reflects a Capital Accumulation Plan contribution of $31,835. The 2003 amount shown reflects a relocation-related payment of $2,025. The 2002 amount shown reflects a relocation-related payment of $345,952, which is part of our relocation program support for all management relocations. The 2002 amount shown also reflects a hiring bonus of $400,000.

(5)	From 2000 to 2004, we tracked Mr. Anderson’s salary in U.S. dollars and increased it according to U.S market practices. However, due to substantial exchange rate fluctuations that have occurred over the last several years, his salary growth as expressed in Australian dollars (AUD) was not consistent with the rate of increases awarded to him. As a result, beginning in 2004, we track and pay his salary in Australian dollars. Under this methodology, in March 2004, we adjusted his AUD salary amount to AUD 987,600 to properly reflect the same rate of salary increases we had applied to his salary, as paid in U.S. dollars, since 2000. For purposes of the table, we convert his salary into U.S. dollars using the exchange rate for the last month of the year.

Long-Term Incentive Compensation Plans

Interim Long-Term Incentive Compensation Plan. In February 2004, we established a new interim cash-based long-term incentive plan for our management level employees, including our executive officers, and our non-shareholder directors. We set a target amount for each participant based on job level. The interim plan, which covers a 19-month period (December 2003 through June 2005), includes both performance and retention elements as conditions for payment. Key plan features include:

•	Performance measures relate to compliance with financial covenants in our credit agreements and achievement of earnings before interest, taxes, depreciation and amortization and cash flow measures established by our board of directors.

•	Participants who were active employees through July 1, 2004 received 20% of the target amount in July 2004.

•	Participants who were active employees through February 11, 2005 received 40% of the target amount in February 2005.

•	Participants will receive the remaining 40% of the target amount in July 2005 if the participant is an active employee as of this date and we are in compliance on this date with the financial covenants in our credit agreements.

The terms of the plan are governed by the plan document. Our board has discretion to interpret, amend and terminate the plan. All of our executive officers (other than Mr. Mason) and our non-stockholder directors (Messrs. Gaither, Georgescu, Rogers and Sullivan and Mss. Blackwell, House and Pineda) are participants in the plan.

The following table shows awards granted under our interim long-term incentive plan.

Interim Long-Term Incentive Plan — Awards in Last Fiscal Year (2004)

	Estimated Future Payments
Name/Principal Position	Award Target Value	Performance Period
Philip A. Marineau	$3,735,000	19 months
Paul Mason(1)	0	NA
R. John Anderson	1,700,000	19 months
Robert L. Hanson	1,150,000	19 months
Scott A. LaPorta	1,000,000	19 months

(1)	Mr. Mason’s employment agreement provides that, in lieu of granting him a long-term incentive award in 2004, we will pay him a special one-time bonus with a target of 85% of his annual base salary, a maximum payout of 165% and a guarantee of a minimum payout of £150,000 in early 2005. The amount of this bonus is $1,563,675. In 2005 and going forward, Mr. Mason will participate in the long-term incentive plans provided to our other executive officers.

Leadership Shares Plan. We did not make any payments under our Leadership Shares Plan in 2004 or 2005. We will not make any further payments in respect of any outstanding awards under the plan.

2005 Long-Term Incentive Plan. At its meeting on February 3, 2005, our board approved the design of a new executive compensation plan, the Senior Executive Long-Term Incentive Plan. The plan is intended to provide long-term incentive compensation for our senior management. Our executive officers and non-employee members of our board are eligible to participate in the plan.

Key elements of the plan include the following:

•	We will grant stock appreciation rights that vest in three years and will be payable in cash.

•	The strike price and third year expected price for each grant cycle will be approved by the board at the beginning of the cycle.

•	The strike price and actual values used to determine appreciation and payouts will be approved by the board and will take into account an annual stock valuation obtained by us from a third party under our valuation policy.

•	The plan will include a deferral arrangement. Award payouts in excess of a certain percentage may be subject to deferral with the final amount reflecting changes in the value of the shares during the deferral period.

Our board did not establish the strike price, expected price or the number of units to be granted to individual participants in the initial grant. The authority to make those determinations was delegated by the board to our Human Resources Committee, with the concurrence of the chair of the board’s Finance Committee.

Pension Plan Benefits

Messrs. Marineau, Hanson and LaPorta. The following table shows the estimated annual benefits payable upon retirement under our U.S. Home Office Pension Plan to persons at various covered compensation levels and years-of-service classifications prior to mandatory offset of Social Security benefits. Covered compensation is defined as annual base salary plus annual bonus, within certain IRS limits. An average of the highest covered compensation amounts within a predefined period is used to calculate the final annual pension benefits. For 2004, covered compensation for these named executive officers is the same as the total of their salary and bonus amounts shown in the Summary Compensation Table, subject to certain IRS limits. The table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity.

U.S. Pension Plan Table

Final Average Covered Compensation	Years of Service
	5	10	15	20	25	30	35
$ 400,000	$40,000	$80,000	$120,000	$160,000	$200,000	$205,000	$210,000
600,000	60,000	120,000	180,000	240,000	300,000	307,500	315,000
800,000	80,000	160,000	240,000	320,000	400,000	410,000	420,000
1,000,000	100,000	200,000	300,000	400,000	500,000	512,500	525,000
1,200,000	120,000	240,000	360,000	480,000	600,000	615,000	630,000
1,400,000	140,000	280,000	420,000	560,000	700,000	717,500	735,000
1,600,000	160,000	320,000	480,000	640,000	800,000	820,000	840,000
1,800,000	180,000	360,000	540,000	720,000	900,000	922,500	945,000
2,000,000	200,000	400,000	600,000	800,000	1,000,000	1,025,000	1,050,000
2,200,000	220,000	440,000	660,000	880,000	1,100,000	1,127,500	1,155,000
2,400,000	240,000	480,000	720,000	960,000	1,200,000	1,230,000	1,260,000
2,600,000	260,000	520,000	780,000	1,040,000	1,300,000	1,332,500	1,365,000
2,800,000	280,000	560,000	840,000	1,120,000	1,400,000	1,435,000	1,470,000
3,000,000	300,000	600,000	900,000	1,200,000	1,500,000	1,537,500	1,575,000
3,200,000	320,000	640,000	960,000	1,280,000	1,600,000	1,640,000	1,680,000
3,400,000	340,000	680,000	1,020,000	1,360,000	1,700,000	1,742,500	1,785,000

The following table shows, for each of Messrs. Marineau, Hanson and LaPorta, as of the end of 2004, the credited years of service, the 2004 compensation covered by the U.S. Home Office Pension Plan and the annual pension benefit each would receive at age 65 under the plan if he had left employment with us at the end of 2004:

Name	Years of Service	Final Average Covered Compensation	Annual Pension Benefit
	(as of November 28, 2004)
Philip A. Marineau(1)	23	$2,150,304	$990,180
Robert L. Hanson	17	583,058	$189,084
Scott A. LaPorta(2)	3	—	$—

(1)	For Mr. Marineau, the number of years of credited service and covered compensation are based on the terms of his employment agreement.
(2)	Mr. LaPorta has been employed by us for less than the minimum period required to vest in his pension plan benefits. As a result, he would not be eligible to receive any pension plan benefits had his employment been terminated at the end of 2004.

We made amendments to our U.S. Home Office Pension Plan in 2004 that affected Mr. Hanson and Mr. LaPorta. For more information about these changes, see Note 12 to the Consolidated Financial Statements.

Mr. Mason. Mr. Mason participates in the Levi Strauss United Kingdom pension plan. This plan provides him both a defined benefit and a defined contribution pension. The plan provides a defined benefit pension based on a percentage of pensionable earnings (base pay) and eligible pension service (service with us), subject to local tax limits. The plan has a minimum vesting period of two years. Because Mr. Mason joined us in 2004, he is currently ineligible for benefits under the plan. We also contribute an amount equal to 20% of Mr. Mason’s annual bonus each year into a defined contribution account under the United Kingdom pension plan. Upon retirement, those funds will be used to purchase additional pension benefits.

Mr. Anderson. Mr. Anderson participates in the Levi Strauss Australia pension plan. He also participates in a supplemental plan. The pension payment Mr. Anderson will receive upon retirement is based on years of service and his final average salary. Under the supplemental plan, we contribute 20% of his annual base salary and bonus to his pension each year. If Mr. Anderson’s employment with us had been terminated at the end of 2004, his benefit under these combined plans, to be paid in a lump sum at age 65, would have been 2.8 million Australian dollars, or approximately $2.2 million.

Employment Agreements

Mr. Marineau. We have an employment agreement with Mr. Marineau. The agreement provides for a minimum base salary of $1.0 million in accordance with our executive salary policy and a target annual cash bonus of 90% of base salary, with a maximum bonus of 180% of base salary. In addition, Mr. Marineau is eligible to participate in all other executive compensation and benefit programs, including the Leadership Shares Plan, and the interim long-term incentive and the annual incentive plans described above. Under the employment agreement, we made a one-time grant of 810,000 Leadership Shares to compensate him for the potential value of stock options he forfeited upon leaving his previous employer to join us. We also provide under the agreement a supplemental pension benefit to Mr. Marineau.

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

Mr. Mason. We have an employment agreement with Mr. Mason. Under the agreement, we have agreed to pay him a minimum base salary of £600,000. Mr. Mason is also eligible to earn an annual bonus under our Annual Incentive Plan, with a target incentive equal to 65% of his base salary, and he will participate in our Senior Executive Long-Term Incentive Plan beginning in 2005. In addition, in lieu of granting him a long-term incentive award in 2004, Mr. Mason was eligible to earn a special one-time bonus under a separate incentive arrangement, with a target incentive equal to 85% of his base salary, and was guaranteed to receive a minimum payout of £150,000 in early 2005. The amount of this bonus was equal to $1,563,675.

Under his agreement, Mr. Mason is also entitled to specified fringe benefits, including a company car, housing when abroad, medical insurance for Mr. Mason and his family and reimbursement of any additional taxes he may have to bear as a consequence of these fringe benefits. We have also agreed to provide Mr. Mason with supplementary pension benefits.

Mr. Mason’s employment agreement is in effect until terminated by either Mr. Mason or us. We may terminate the agreement without cause upon 12 months notice. If we terminate the agreement without cause, we have agreed to pay his salary, annual incentive, pension contributions and other normal allowances and benefits in lieu of a notice period.

Senior Executive Severance Arrangements

Messrs. Marineau and Mason. Mr. Marineau and Mr. Mason are eligible for severance benefits as provided in their respective employment agreements. Please see “Employment Agreements” for more information.

Messrs. Anderson, Hanson and LaPorta. Messrs. Anderson, Hanson and LaPorta are eligible for payments and other benefits under our Senior Executive Severance Plan, which is a discretionary, unfunded plan available to a select group of management to recognize their past service to us in the event their employment is involuntarily terminated. We may terminate or amend this plan at any time at our sole discretion.

Under the plan, in exchange for the executive’s execution of a general release agreement with us following an involuntary termination without cause, we will pay the executive his or her base salary, plus a target bonus amount for the fiscal year in which the executive is notified of his or her employment termination. We will make this payment in installments or on the same payment schedule and in and an amount no greater than the executive’s base salary at the time his/her employment terminated for a period ranging from 26 weeks to 104 weeks, depending on the executive classification.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The table on the following page contains information about the beneficial ownership of our voting trust certificates as of November 28, 2004, by:

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

As of November 28, 2004, there were 168 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of November 28, 2004. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Voting Trust Certificates Beneficially Owned		Percentage of Voting Trust Certificates Outstanding
Peter E. Haas, Sr.	13,949,529	(1)	37.42%
Peter E. Haas, Jr.	6,383,721	(2)	17.12%
Robert D. Haas	3,309,909	(3)	8.88%
Miriam L. Haas (4)	2,980,200	(5)	7.99%
Margaret E. Haas	2,644,549	(6)	7.09%
Josephine B. Haas	2,108,513	(7)	5.66%
Robert E. Friedman	1,320,134	(8)	3.54%
F. Warren Hellman	887,656	(9)	2.38%
Walter J. Haas	240,353	(10)	*
James C. Gaither	—		—
Peter A. Georgescu	—		—
Patricia A. House	—		—
Angela Glover Blackwell	—		—
Philip A. Marineau	—		—
Patricia Salas Pineda	—		—
T. Gary Rogers	—		—
G. Craig Sullivan	—		—
R. John Anderson	—		—
David G. Bergen	—		—
James P. Fogarty	—		—
Paul Mason	—		—
Albert F. Moreno	—		—
Fred P. Paulenich	—		—
Lawrence W. Ruff	—		—
Directors and executive officers as a group (21 persons)	15,121,973		40.57%

*	means less than 1%.
(1)	Includes 3,509,936 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trusts A and B for the benefit of Mrs. Walter A. Haas, Jr. and the children of Walter A. Haas, Jr., and for which Peter E. Haas, Sr. is trustee. Peter E. Haas, Sr. disclaims beneficial ownership of these voting trust certificates. Includes 670,000 voting trust certificates held by a trust for the benefit of Josephine B. Haas, former spouse of Peter E. Haas, Sr. Peter E. Haas, Sr. has sole voting power and Mrs. Josephine B. Haas has sole investing power with respect to these voting trust certificates. Peter E. Haas, Sr. disclaims beneficial ownership of these voting trust certificates. Includes 2,063,167 voting trust certificates which are held by a partnership but for which Peter E. Haas, Sr. has voting powers. Excludes 2,980,200 voting trust certificates held by Peter E. Haas, Sr.’s wife, Miriam L. Haas.
(2)	Includes a total of 1,801,628 voting trust certificates held by Mr. Haas’ wife and by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 61,709 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of the children of Mr. Haas and of Margaret E. Haas. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 2,657,721 voting trust certificates held by partnerships of which Mr. Haas is managing general partner.

(3)	Includes 113,904 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of these voting trust certificates.
(4)	Mrs. Haas was elected to the Board on July 1, 2004.
(5)	Excludes 7,706,426 voting trust certificates held by Peter E. Haas, Sr. , spouse of Miriam L. Haas.
(6)	Includes 1,841 voting trust certificates held by a trust, of which Ms. Haas is trustee, for the benefit of Ms. Haas’ son. Ms. Haas disclaims beneficial ownership of these voting trust certificates.
(7)	Includes 1,203,255 voting trust certificates held by a trust, of which Mrs. Haas is co-trustee, for the benefit of Margaret E. Haas. Mrs. Haas disclaims ownership of these voting trust certificates. Includes 180,258 voting trust certificates held by the Michael S. Haas Annuity Partnership. Mrs. Haas is the trustee of a trust which is a general partner in the Michael S. Haas Annuity Partnership. Mrs. Haas disclaims beneficial ownership of these voting trust certificates.
(8)	Includes 92,500 voting trust certificates held by Mr. Friedman’s children and by trusts, of which Mr. Friedman is co-trustee, for the benefit of his children and 195,834 voting trust certificates held by trusts, of which Mr. Friedman is co-trustee, for the benefit of Mr. Friedman’s nieces and nephew. Mr. Friedman disclaims beneficial ownership of these voting trust certificates. Includes 1,010,000 voting trust certificates held by Copper Reservoir, a California limited partnership, for which Mr. Friedman is a general partner.
(9)	Includes 360,314 voting trust certificates held by a trust, of which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of these voting trust certificates.
(10)	Includes 234,614 voting trust certificates held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee or co-trustee, for the benefit of Mr. Haas’ children. Mr. Haas disclaims beneficial ownership of these voting trust certificates.

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

Estate Tax Repurchase Policy

We have a policy under which we will repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes. The purchase price will be based on a valuation received from an investment banking or appraisal firm. Estate repurchase transactions are subject to applicable laws governing stock repurchases, board approval and restrictions under our credit agreements. Our senior secured term loan and senior secured revolving credit facility prohibit repurchases without the consent of the lenders, and the indentures relating to our 11.625% notes due 2008, our 12.25% notes due 2012 and our 9.75% notes due 2015 limit our ability to make repurchases. The policy does not create a contractual obligation on our part. We may amend or terminate this policy at any time. No shares were repurchased under this policy in 2004, 2003 or 2002.

Valuation Policy

We have a policy under which we obtain, and make available to our stockholders, an annual valuation of our voting trust certificates. We use this valuation for, among other things, making determinations under our senior executive long-term incentive plan. The policy provides that we will make reasonable efforts to defend valuations we obtain which are challenged in any tax or regulatory proceeding involving a stockholder (including an estate) that used the valuation and was challenged on that use. The policy provides that we will not indemnify any stockholder against any judgment or settlement amounts or expenses specific to any individual stockholder arising from the use of a valuation. We may amend or terminate this policy at any time.

Voting Trustee Compensation

The voting trust agreement provides that trustees who are also beneficial owners of 1% or more of our stock are not entitled to compensation for their services as trustees. Trustees who are not beneficial owners of more than 1% of our outstanding stock may receive such compensation upon approval of our board. All trustees are entitled to reimbursement for reasonable expenses and charges which they may incur in carrying out their duties as trustees. As of November 28, 2004, each trustee beneficially owned more than 1% of our outstanding stock.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreement with Alvarez & Marsal, Inc. relating to James P. Fogarty. On December 1, 2003, and as provided by our agreement with Alvarez & Marsal, Inc., we appointed James P. Fogarty as our interim chief financial officer, replacing William B. Chiasson who resigned from that position on December 5, 2003. Mr. Fogarty is a managing director with Alvarez & Marsal, Inc. Our agreement with Alvarez & Marsal, Inc. also provided that Antonio Alvarez would serve as Senior Advisor to us and will be an executive officer. Mr. Alvarez is a co-founding Managing Director of Alvarez & Marsal, Inc. Mr. Alvarez completed his work as senior advisor and left that position in April 2004. On February 1, 2005, we announced that Hans Ploos van Amstel will replace Mr. Fogarty effective as of March 7, 2005. For more information about Mr. Ploos van Amstel, please see “Item 10 — Directors and Executive Officers.”

The agreement also provides that:

•	Mr. Fogarty serves on a full-time basis as our chief financial officer performing all duties and responsibilities of that position during the term of the agreement.

•	The agreement terminates in February 2005. Each of Alvarez & Marsal, Inc. and us may terminate the agreement, including Mr. Fogarty’s service as chief financial officer and Mr. Alvarez’s service as senior advisor, by giving 30 days written notice to the other.

•	Mr. Fogarty will remain as an employee of Alvarez & Marsal, Inc.

•	We pay Alvarez & Marsal, Inc. for Mr. Fogarty’s services at a rate of $525 per hour. We also reimburse Alvarez & Marsal, Inc. for Mr. Fogarty’s out-of-pocket expenses, including temporary residence for Mr. Fogarty and his family in the San Francisco area.

•	We provide the same indemnification to Mr. Fogarty as we do for our directors and other officers, including coverage as an officer under our director and officer liability insurance.

On May 18, 2004, we amended the agreement. Under the amended agreement, we agreed to pay Alvarez & Marsal, Inc., in addition to regular compensation for its services, a cash bonus of $1.5 million as an incentive for them to complete successfully their work in assisting us in implementing cost reduction actions and in respect of Mr. Fogarty’s role as our chief financial officer. We paid $500,000 of this minimum bonus in June 2004, an additional $500,000 in October 2004 and paid the remaining $500,000 in February 2005. In addition, we agreed to pay Alvarez & Marsal, Inc. an additional incentive bonus of $1.0 million, which we will pay in late February 2005 upon our achievement of certain financial performance, financial reporting and control and planning activities.

Directors. James C. Gaither, one of our directors, was, prior to 2004, senior counsel to the law firm Cooley Godward LLP. Cooley Godward provided legal services to us and to the Human Resources Committee of our board of directors in 2004, 2003 and 2002, for which we paid fees of approximately $150,000, $250,000 and $18,000, respectively, in those years.

Robert E. Friedman, one of our directors, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit economic development research, technical assistance and demonstration organization which works with public and private policymakers in governments, international organizations, corporations, private foundations, labor unions and community groups to design and implement economic development strategies. In 2003, we donated $50,000 to the Corporation for Enterprise Development. During 2002 the Levi Strauss Foundation donated $65,000.

Peter A. Georgescu, one of our directors, is Chairman Emerutus of Young and Rubicam, Inc., WPP Group plc, a global advertising agency. The agency provided advertising services to us in 2003 and 2002. We paid fees of approximately $18,800 and $15,200, respectively. We did not obtain any such services in 2004. Mr. Georgescu is a director of Toys “R” Us, Inc. We made a $5,000 donation to the Toys “R” Us Children’s Fund in 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Engagement of the Independent Registered Public Accounting Firm. The Audit Committee is responsible for approving every engagement of KPMG to perform audit or non-audit services for us before KPMG is engaged to provide those services. The Audit Committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage KPMG for the next 12 months. Those services typically include quarterly reviews, employee benefit plan reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement comes up during the year, engagement will require: (i) specific approval of the chief financial officer and controller (including confirming with counsel permissibility under applicable laws and evaluating potential impact on independence) and, if approved by management, (ii) specific approval of the Audit Committee.

•	Third, the chair of the Audit Committee will have the authority to give such specific approval, but may seek full Audit Committee input and approval in specific cases as he or she may determine.

Auditor Fees

The following table shows fees billed to or incurred by us for professional services rendered by KPMG during fiscal 2004 and 2003:

(Dollars in thousands)	Year Ended November 28, 2004	Year Ended November 30, 2003
Services provided:
Audit fees(a)	$4,560	$6,040
Audit — related fees(b)	260	400

Total audit and audit-related fees	4,820	6,440
Tax fees(c)	280	300
All other fees	—	10

Total fees	$5,100	$6,750

(a)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements, statutory audits, and carve-out audits in connection with our proposed sale of our Dockers® brand. Fiscal 2003 fees include approximately $1.7 million that was billed in 2004 previously not reported.
(b)	Fiscal 2004 fees were principally comprised of fees related to the audit of our benefit plans and Sarbanes-Oxley Section 404 planning. Fiscal 2003 fees were principally comprised of fees related to procedures performed in conjunction with our offering memorandums and our Securities Act filings relating to the issuance of our 12.25% senior notes due 2012.
(c)	Principally comprised of fees related to the preparation of our foreign tax returns and review of our domestic tax compliance information.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List the following documents filed as a part of the report:

1.	Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1	Indenture, dated as of November 6, 1996, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2	Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.3	Lease Intended as Security, dated as of December 3, 1999, among the Registrant, Wells Fargo Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.4	Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5	Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8	U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9	Euro Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.10	Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.11	Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.15 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.12	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as Trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.13	Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.17 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.14	Registration Rights Agreement, dated as of January 15, 2003, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.18 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.15	Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.16	Purchase Agreement, dated as of December 16, 2004 between the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC in respect of private placement of 9.75% senior notes due 2015. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004.

4.17	Indenture, dated as of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.

4.18	Registration Rights Agreement, dated as of December 22, 2004, among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.

9	Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.1	Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.3	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.4	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.5	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.6	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.7	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.8	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.9	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.10	Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.11	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*

10.12	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.13	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.14	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.15	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.16	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.17	Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.18	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.19	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.20	Credit Agreement, dated September 29, 2003, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, Fleet Retail Finance Inc. as Sole Syndication Agent, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.21	Pledge and Security Agreement, dated September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.22	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.23	Third Amendment to Credit Agreement and Limited Waiver, dated as of March 18, 2004, among the Registrant, Levi Strauss Financial Center Corporation, Bank of America, N.A., as agent and the financial institutions named therein as lenders. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 13, 2004.

10.24	Fourth Amendment to Credit Agreement, dated August 13, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.55(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.

10.25	Fifth Amendment to Credit Agreement, dated as of November 24, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Filed herewith.

10.26	Limited Waiver, dated as of February 15, 2005, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Filed herewith.

10.27	Credit Agreement, dated as of September 29, 2003, between the Registrant, Bank of America, N.A. as Administrative Agent, and The Lenders Party thereto and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.28	Guaranty, dated as of September 29, 2003, entered into by certain Subsidiaries of the Registrant in favor of Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.7 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.29	Intellectual Property Security Agreement, dated as of September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.8 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.30	Second-Lien Pledge and Security Agreement, dated as of September 29, 2003 between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Administrative Agent. Previously filed as Exhibit 99.9 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.31	Amendment No. 1 to the Credit Agreement, dated August 30, 2004, by and among the Registrant as the Borrower, the banks, financial institutions and other institutional lenders named therein as the Lenders, Bank of America, N.A. as Administrative Agent, with reference to that certain Credit Agreement dated as of September 29, 2003. Previously filed as Exhibit 10.58(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.

10.32	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Previously filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.*
10.33	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Previously filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.

10.34	Separation Agreement, dated as of January 5, 2004 by and between William B. Chiasson and Levi Strauss & Co. Previously filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.35	Agreement Regarding Leadership Shares Plan, dated as February 29, 2004, among various members of the board of directors of the Registrant. Previously filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.36	Agreement, dated as of January 26, 2004, between Paul Mason and Levi Strauss (UK) Ltd. Previously filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.37	Capital Accumulation Plan of Levi Strauss & Co. (as amended and restated effective December 1, 2003) Plan Document and Employee Booklet, dated November 17, 2003. Previously filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.38	First Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.39	Long-Term Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*

10.40	Annual Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*

10.41	Letter, dated June 4, 2004, from the Registrant to Albert F. Moreno. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*

10.42	Second Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Filed herewith.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	906 Certification. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions to Reserves	Balance at End of Period
November 28, 2004	$26,956	$7,892	$5,846	$29,002

November 30, 2003	$24,857	$10,720	$8,621	$26,956

November 24, 2002	$24,704	$4,741	$4,588	$24,857

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Additions	Reductions	Balance at End of Period
November 28, 2004	$349,550	$75,235	$38,102	$386,683

November 30, 2003	$67,102	$282,448	$0	$349,550

November 24, 2002	$66,452	$650	$0	$67,102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ JAMES P. FOGARTY
James P. Fogarty Senior Vice President and Chief Financial Officer

Date: February 15, 2005

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

Signature	Title

/s/ ROBERT D. HAAS Robert D. Haas	Chairman of the Board Date: February 15, 2005

/s/ PHILIP A. MARINEAU Philip A. Marineau	Director, President and Chief Executive Officer Date: February 15, 2005

/s/ ANGELA GLOVER BLACKWELL Angela Glover Blackwell	Director Date: February 15, 2005

Robert E. Friedman	Director Date: February 15, 2005

/s/ JAMES C. GAITHER James C. Gaither	Director Date: February 15, 2005

Peter A. Georgescu	Director Date: February 15, 2005

/s/ MIRIAM L. HAAS Miriam L. Haas	Director Date: February 15, 2005

/s/ PETER E. HAAS, JR. Peter E. Haas, Jr.	Director Date: February 15, 2005

Signature	Title

/s/ WALTER J. HAAS Walter J. Haas	Director Date: February 15, 2005

/s/ F. WARREN HELLMAN F. Warren Hellman	Director Date: February 15, 2005

/s/ PAT HOUSE Pat House	Director Date: February 15, 2005

/s/ PATRICIA SALAS PINEDA Patricia Salas Pineda	Director Date: February 15, 2005

T. Gary Rogers	Director Date: February 15, 2005

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director Date: February 15, 2005

/s/ GARY W. GRELLMAN Gary W. Grellman	Vice President and Controller (Principal Accounting Officer) Date: February 15, 2005

SUPPLEMENTAL INFORMATION

We will furnish our 2004 annual report to our voting trust certificate holders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

4.1	Indenture, dated as of November 6, 1996, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2	Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.3	Lease Intended as Security, dated as of December 3, 1999, among the Registrant, Wells Fargo Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.4	Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.

4.5	Purchase Agreement, dated as of January 12, 2001, among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008 and the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.6	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.7	Registration Rights Agreement, dated as of January 18, 2001, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.8	U.S. Dollar Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% US Dollar Notes due 2008. Previously filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.9	Euro Indenture, dated as of January 18, 2001, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 11.625% Euro Notes due 2008. Previously filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.

4.10	Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.11	Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.15 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.12	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as Trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.13	Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.17 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.14	Registration Rights Agreement, dated as of January 15, 2003, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.18 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.15	Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

4.16	Purchase Agreement, dated as of December 16, 2004 among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC in respect of private placement of 9.75% senior notes due 2015. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004.

4.17	Indenture, dated as of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.

4.18	Registration Rights Agreement, dated as of December 22, 2004, among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.

9	Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.1	Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.3	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.4	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.5	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.6	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.7	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.8	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.9	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.10	Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.11	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*

10.12	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.13	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.14	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

10.15	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.16	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

10.17	Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.18	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.19	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.20	Credit Agreement, dated September 29, 2003, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, Fleet Retail Finance Inc. as Sole Syndication Agent, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.21	Pledge and Security Agreement, dated September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.22	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.23	Third Amendment to Credit Agreement and Limited Waiver, dated as of March 18, 2004, among the Registrant, Levi Strauss Financial Center Corporation, Bank of America, N.A., as agent and the financial institutions named therein as lenders. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 13, 2004.

10.24	Fourth Amendment to Credit Agreement, dated August 13, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.55(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.

10.25	Fifth Amendment to Credit Agreement, dated as of November 24, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Filed herewith.

10.26	Limited Waiver, dated as of February 15, 2005, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Filed herewith.

10.27	Credit Agreement, dated as of September 29, 2003, between the Registrant, Bank of America, N.A. as Administrative Agent, and The Lenders Party thereto and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.28	Guaranty, dated as of September 29, 2003, entered into by certain Subsidiaries of the Registrant in favor of Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.7 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.29	Intellectual Property Security Agreement, dated as of September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.8 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.30	Second-Lien Pledge and Security Agreement, dated as of September 29, 2003 between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Administrative Agent. Previously filed as Exhibit 99.9 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.

10.31	Amendment No. 1 to the Credit Agreement, dated August 30, 2004, by and among the Registrant as the Borrower, the banks, financial institutions and other institutional lenders named therein as the Lenders, Bank of America, N.A. as Administrative Agent, with reference to that certain Credit Agreement dated as of September 29, 2003. Previously filed as Exhibit 10.58(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.

10.32	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Previously filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.*

10.33	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Previously filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.

10.34	Separation Agreement, dated as of January 5, 2004 by and between William B. Chiasson and Levi Strauss & Co. Previously filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.35	Agreement Regarding Leadership Shares Plan, dated as February 29, 2004, among various members of the board of directors of the Registrant. Previously filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.36	Agreement, dated as of January 26, 2004, between Paul Mason and Levi Strauss (UK) Ltd. Previously filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.37	Capital Accumulation Plan of Levi Strauss & Co. (as amended and restated effective December 1, 2003) Plan Document and Employee Booklet, dated November 17, 2003. Previously filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.38	First Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

10.39	Long-Term Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*

10.40	Annual Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*

10.41	Letter, dated June 4, 2004, from the Registrant to Albert F. Moreno. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*

10.42	Second Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*

14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Filed herewith.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	906 Certification. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

