Form 10-Q
period 2005-02-27
LEVI STRAUSS & CO
filed 2005-04-12
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2005

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

Common Stock $.01 par value—37,278,238 shares outstanding on April 6, 2005

LEVI STRAUSS & CO.

INDEX TO FORM 10-Q

February 27, 2005

Item 1. Consolidated Financial Statements

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	February 27, 2005	November 28, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$223,139	$299,596
Restricted cash	4,721	1,885
Trade receivables, net of allowance for doubtful accounts of $28,726 and $29,002	546,778	607,679
Inventories:
Raw materials	36,037	45,271
Work-in-process	20,592	22,950
Finished goods	551,938	486,633

Total inventories	608,567	554,854
Deferred tax assets, net of valuation allowance of $26,364 and $26,364	131,491	131,491
Other current assets	94,917	83,599

Total current assets	1,609,613	1,679,104
Property, plant and equipment, net of accumulated depreciation of $484,708 and $486,439	404,556	416,277
Goodwill	199,905	199,905
Other intangible assets, net of accumulated amortization of $740 and $720	46,482	46,779
Non-current deferred tax assets, net of valuation allowance of $360,319 and $360,319	455,303	455,303
Other assets	93,896	88,634

Total assets	$2,809,755	$2,886,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$21,876	$75,165
Current maturities of capital lease obligations	1,603	1,587
Accounts payable	214,516	279,406
Restructuring reserves	26,758	41,995
Accrued liabilities	222,083	253,322
Accrued salaries, wages and employee benefits	226,679	293,762
Accrued income taxes	140,064	124,795

Total current liabilities	853,579	1,070,032
Long-term debt, less current maturities	2,320,496	2,248,723
Long-term capital lease, less current maturities	5,434	5,854
Post-retirement medical benefits	483,093	493,110
Pension liability	219,653	217,459
Long-term employee related benefits	158,213	154,495
Long-term income tax liabilities	26,826	—
Other long-term liabilities	42,767	43,205
Minority interest	22,282	24,048

Total liabilities	4,132,343	4,256,926

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	372	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,307,109)	(1,354,428)
Accumulated other comprehensive loss	(104,659)	(105,677)

Stockholders’ deficit	(1,322,588)	(1,370,924)

Total liabilities and stockholders’ deficit	$2,809,755	$2,886,002

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	February 27, 2005	February 29, 2004
Net sales	$1,005,872	$962,304
Cost of goods sold	519,287	554,058

Gross profit	486,585	408,246
Selling, general and administrative expenses	308,922	289,495
Long-term incentive compensation expense	5,619	12,200
(Gain) loss on disposal of assets	(1,362)	45
Other operating income	(13,590)	(8,513)
Restructuring charges, net of reversals	3,190	54,362

Operating income	183,806	60,657
Interest expense	68,330	68,227
Loss on early extinguishment of debt	23,006	—
Other income, net	(3,959)	(1,636)

Income (loss) before taxes	96,429	(5,934)
Income tax expense (benefit)	49,110	(3,566)

Net income (loss)	$47,319	$(2,368)

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	February 27, 2005	February 29, 2004
Cash Flows from Operating Activities:
Net income (loss)	$47,319	$(2,368)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,181	15,528
Non-cash asset write-offs associated with reorganization initiatives	—	33,782
(Gain) loss on disposal of assets	(1,362)	45
Unrealized foreign exchange gains	(770)	(9,270)
Decrease in trade receivables	63,689	407
(Increase) decrease in inventories	(51,972)	64,013
(Increase) decrease in other current assets	(14,111)	20,622
Decrease in other non-current assets	5,651	3,670
Decrease in accounts payable and accrued liabilities	(99,613)	(61,863)
Decrease in deferred income taxes	—	(20,175)
Decrease in restructuring reserves	(15,611)	(18,329)
(Decrease) increase in accrued salaries, wages and employee benefits	(67,083)	22,490
Increase (decrease) in current income tax liabilities	16,874	(3,767)
Increase in long-term income tax liabilities	26,826	2,931
Decrease in long-term employee related benefits	(4,325)	(35,778)
(Decrease) increase in other long-term liabilities	(452)	515
Other, net	(837)	(970)

Net cash (used in) provided by operating activities	(80,596)	11,483

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,668)	(2,581)
Proceeds from sale of property, plant and equipment	2,246	588
Cash outflow from net investment hedges	(2,302)	(8,052)

Net cash used in investing activities	(4,724)	(10,045)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	450,000	—
Repayments of long-term debt	(429,737)	(3,310)
Net increase (decrease) in short-term borrowings	1,668	(1,821)
Debt issuance costs	(10,415)	(284)
Increase in restricted cash	(2,999)	—

Net cash provided by (used in) financing activities	8,517	(5,415)

Effect of exchange rate changes on cash	346	4

Net decrease in cash and cash equivalents	(76,457)	(3,973)
Beginning cash and cash equivalents	299,596	143,445

Ending cash and cash equivalents	$223,139	$139,472

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$87,775	$82,669
Income taxes	20,283	10,109
Restructuring initiatives	18,800	39,174

The accompanying notes are an integral part of these financial statements.

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Levi Strauss & Co. and its wholly-owned and majority-owned foreign and domestic subsidiaries (“LS&CO.” or the “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 28, 2004 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on February 17, 2005.

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All intercompany transactions have been eliminated. Management believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 27, 2005 may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2005.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2005 fiscal year consists of 52 weeks ending November 27, 2005. Each quarter of fiscal year 2005 consists of 13 weeks. The 2004 fiscal year consisted of 52 weeks ended November 28, 2004 with all four quarters consisting of 13 weeks.

Restricted Cash

Restricted cash as of February 27, 2005 and November 28, 2004 was $4.7 million and $1.9 million, respectively, and primarily relates to required cash deposits for customs and rental guarantees in Europe. The 2005 amount includes approximately $2.9 million of restricted cash for dividends declared but unpaid for the minority shareholders of the Company’s subsidiary in Japan.

Reclassification of Outstanding Checks

The Company included approximately $14.3 million of outstanding checks in “accounts payable” in its statement of cash flows for the three months ended February 29, 2004. Outstanding checks represent checks that have been issued by the Company but have not been processed against the Company’s bank accounts as of the balance sheet date. As of November 28, 2004, the Company has reported outstanding checks as a reduction in “cash and cash equivalents” in the consolidated balance sheet and statement of cash flows, and the prior year amount in the statement of cash flows has been reclassified to reflect this presentation.

Long-lived Assets Held for Sale

At February 27, 2005 and November 28, 2004, the Company had approximately $2.4 million and $2.3 million, respectively, of long-lived assets held for sale. Such assets are recorded in “Property, plant and equipment.” Long-lived assets held for sale as of February 27, 2005 primarily relate to closed manufacturing plants in San Antonio, Texas and San Francisco, CA.

Loss on Early Extinguishment of Debt

During the three months ended February 27, 2005, the Company recorded a $23.0 million loss on early extinguishment of debt as a result of its debt refinancing activities during the period. The loss was comprised of a tender offer premium and other fees and expenses approximating $19.7 million incurred in conjunction with the Company’s completion in January 2005 of a tender offer to repurchase $372.1 million of its 2006 notes and the write-off of approximately $3.3 million of unamortized debt discount and capitalized costs related to such notes (See also Note 5 to the Consolidated Financial Statements).

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement will be effective for awards granted, modified or settled in interim periods or fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 123(R) will have a significant effect on its financial statements.

NOTE 2: RESTRUCTURING RESERVES

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

The total balance of the reserves at February 27, 2005 and November 28, 2004 was $35.2 million and $50.8 million, respectively. The current and long-term portion of the reserve at February 27, 2005 was $26.8 million and $8.4 million, respectively. The current and long-term portion of the reserve at November 28, 2004 was $42.0 million and $8.8 million, respectively. For the three months ended February 27, 2005 and February 29, 2004, the Company recognized restructuring charges, net of reversals, of $3.2 million and $54.4 million, respectively. Charges in the three months ended February 27, 2005 relate primarily to additional severance and benefit expenses related to the 2004 U.S. and European organizational changes. Charges in the three months ended February 29, 2004 relate primarily to the indefinite suspension of an enterprise resource planning system installation and additional charges related to the Company’s 2003 organizational changes and plant closures. The Company expects to utilize a significant portion of its restructuring reserves during fiscal year 2005.

The following table summarizes the 2005 activity, and the reserve balances as of November 28, 2004 and as of February 27, 2005, associated with the Company’s plant closures and reorganization initiatives:

	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 27, 2005
2004 Reorganization Initiatives	$36,904	$4,351	$(12,017)	$(321)	$28,917
2003 U.S. Organizational Changes	3,099	5	(1,219)	(757)	1,128
2003 North America Plant Closures	8,424	310	(5,221)	(319)	3,194
2003 Europe Organizational Changes	2,118	35	(301)	(115)	1,737
2002 Europe Reorganization Initiative	294	—	(42)	—	252

Total	$50,839	$4,701	$(18,800)	$(1,512)	$35,228

2004 Reorganization Initiatives

The Company commenced the following reorganization initiatives in 2004.

2004 Spain Plant Closures

During the year ended November 28, 2004, the Company closed its two owned and operated manufacturing plants in Spain and recorded a charge of $27.3 million for severance and benefits related to the displacement of approximately 450 employees and other restructuring costs associated with this initiative. The amount of the charge was determined based upon the severance benefits for this action, as negotiated with local representatives for the employees. The plant ceased operations in the fourth quarter of 2004. The Company recorded additional charges during the quarter ended February 27, 2005 of $0.3 million for additional severance and employee benefits and facility closure costs. As of February 27, 2005, all of the employees associated with this initiative had been displaced. Current appraised values indicate that there does not appear to be an impairment issue relating to the carrying amounts of the plants’ property, plant and equipment. The Company expects to incur no additional restructuring costs in connection with this action.

2004 Australia Plant Closure

During the year ended November 28, 2004, the Company closed its owned and operated manufacturing plant in Adelaide, Australia and recorded severance costs of approximately $2.6 million related to the displacement of approximately 90 employees. The amount of the charge was determined based upon severance benefits. The Company did not record any additional charges during the quarter ended February 27, 2005. As of February 27, 2005, approximately 85 employees had been displaced. Current appraised values indicate that there does not appear to be an impairment issue relating to the carrying amounts of the plant’s property, plant and equipment. The Company expects to incur no additional restructuring costs in connection with this action.

2004 U.S. Organizational Changes

During the year ended November 28, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. The Company expects this initiative will result in the displacement of approximately 200 employees. As of February 27, 2005, approximately 180 individuals had been displaced. During the three months ended February 27, 2005 and the year ended November 28, 2004, the Company recorded charges, net of reversals, related to this initiative of approximately $1.8 million and $26.2 million, respectively. The Company estimates that it will incur future additional restructuring charges related to this initiative, principally in the form of severance and employee benefits payments, of approximately $2.0 million, which will be recorded as they become estimable and probable.

2004 Europe Organizational Changes

During the year ended November 28, 2004, the Company commenced additional reorganization actions relative to its European operations which it expects will result in the displacement of approximately 210 employees. As of February 27, 2005, approximately 125 employees had been displaced. During the three months ended February 27, 2005 and the year ended November 28, 2004, the Company recorded charges, net of reversals, for severance and lease termination costs related to these actions of approximately $1.8 million and $15.2 million, respectively. The Company estimates that it will incur additional restructuring charges of approximately $12.8 million relating to these actions, principally in the form of severance and employee benefits payments for the displacement of approximately 85 additional employees, which will be recorded as they become probable and estimable.

2004 Dockers® Europe Organizational Changes

During 2004, the Company commenced the process of changing its Dockers® business model in Europe. The Company plans to transfer and consolidate Dockers® Europe’s operations in Brussels, which is the European headquarters of Levi Strauss & Co. The Company anticipates that the move will take place in the third quarter of 2005, resulting in the closure of its Amsterdam office and the displacement of approximately 65 employees based there. In November 2004, the president of the Dockers® business in Europe, along with the leaders of the marketing and merchandising functions, left employment with the Company. During the year ended November 28, 2004, the Company recorded a charge of approximately $1.3 million, primarily related to severance and related benefits resulting from the termination of the three executives. The Company did not record any additional charges during the quarter ended February 27, 2005. During the third quarter of 2005, the Company expects to incur additional restructuring costs of approximately $7.7 million relating to this initiative in the form of severance and employee benefits payments, contract termination costs and asset disposals, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

2004 Indefinite Suspension of Enterprise Resource Planning System Installation

In December 2003, the Company indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use, and as a result the Company recorded a charge of approximately $42.8 million during fiscal 2004. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.7 million for other restructuring costs primarily related to non-cancelable project contractual commitments and $33.4 million to write-off capitalized costs related to the project. During the three months ended February 27, 2005, the Company recorded a charge of $0.1 million. As of February 27, 2005, all the employees had been displaced. The Company expects to incur no additional restructuring costs in connection with this action.

In August 2004 the Company decided to implement a new enterprise resource planning system for its Asia Pacific region. This decision will likely result in the utilization of certain of the previously written off assets described above, primarily software and licenses with an original cost of approximately $4.0 to $5.0 million. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, previously written down assets are not reversed, and accordingly, there will be no adjustment to write-up the assets identified for use in this initiative. However, upon quantification of the actual assets utilized, the Company will disclose in the notes to the financial statements the original cost and pro forma depreciation expense related to such assets for the applicable periods to provide data regarding the benefit associated with their utilization.

The table below displays the restructuring activity for the three months ended February 27, 2005, and the balance of the restructuring reserves as of February 27, 2005, for the 2004 reorganization initiatives discussed above.

(Dollars in Thousands)	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 27, 2005
2004 Spain Plant Closures
Severance and employee benefits	$2,425	$257	$(2,441)	$—	$241
Other restructuring costs	3	57	(57)		3

Subtotal- Spain Plant Closures	2,428	314	(2,498)	—	244

2004 Australia Plant Closure
Severance and employee benefits	751	—	(270)	—	481
Other restructuring costs	—		—		—

Subtotal-Australia Plant Closure	751	—	(270)	—	481

2004 U.S. Organizational Changes
Severance and employee benefits	4,852	1,492	(2,160)	(231)	3,953
Other restructuring costs	14,543	561	(987)	—	14,117

Subtotal-U.S. Organizational Changes	19,395	2,053	(3,147)	(231)	18,070

2004 Europe Organizational Changes
Severance and employee benefits	9,702	1,885	(4,751)	(125)	6,711
Other restructuring costs	1,098	8	(282)	(17)	807

Subtotal-Europe Organizational Changes	10,800	1,893	(5,033)	(142)	7,518

2004 Dockers® Europe Organizational Changes
Severance and employee benefits	1,349	—	(516)	52	885
Other restructuring costs	—		—		—

Subtotal-Dockers® Europe Organizational Changes	1,349	—	(516)	52	885

2004 Indefinite Suspension of ERP Installation
Severance and employee benefits	520	91	(499)		112
Other restructuring costs	1,661	—	(54)		1,607

Subtotal-ERP Indefinite Suspension	2,181	91	(553)	—	1,719

Total - 2004 Reorganizational Changes	$36,904	$4,351	$(12,017)	$(321)	$28,917

2003 U.S. Organizational Changes

On September 10, 2003, the Company announced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. During the fourth quarter of fiscal 2003, the Company recorded an initial charge of $22.4 million in connection with this initiative, reflecting the displacement of approximately 350 salaried employees in various U.S. locations. As a result of these initiatives, the Company recorded charges during the year ended November 28, 2004 of $7.3 million, net of reversals for additional severance and benefits related to the displacement of 189 employees, and $0.9 million, respectively, for other restructuring costs. During the three month period ended February 27, 2005, the Company reversed approximately $0.8 million of charges primarily related to revised COBRA and annual incentive plan liabilities related to the displaced employees. As of February 27, 2005, all employees had been displaced.

During fiscal year 2005, the Company expects to incur an insignificant amount of additional employee-related restructuring costs related to this initiative for termination benefits and other restructuring costs, which will be recorded as they become estimable and probable.

The table below displays the activity and liability balance of the reserve for the 2003 U.S. organizational changes.

(Dollars in Thousands)	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 27, 2005
Severance and employee benefits	$3,033	$5	$(1,206)	$(704)	$1,128
Other restructuring costs	66	—	(13)	(53)	—

Total	$3,099	$5	$(1,219)	$(757)	$1,128

2003 North America Plant Closures

The Company closed its sewing and finishing operations in San Antonio, Texas in January 2004. The Company’s three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario, closed in March 2004, displacing approximately 2,050 employees. Production from the San Antonio and Canadian facilities has been shifted to third-party contractors located primarily outside the U.S. and Canada. During the third quarter of 2003, the Company recorded a charge of approximately $11.0 million for asset write-offs associated with the U.S. and Canadian plant closures. During the fourth quarter of 2003, the Company recorded a charge of $42.1 million consisting of $41.3 million for severance and employee benefits and $0.8 million for other restructuring costs. The Company recorded additional charges during the year ended November 28, 2004 of $12.9 million, net of reversals, for additional severance and employee benefits, facility closure costs and asset write-offs. During the three months ended February 27, 2005, the Company recorded an equal amount of charges and reversals (approximately $0.3 million) related to this initiative. As of February 27, 2005, all of the employees had been displaced in connection with these plant closures.

During fiscal year 2005, the Company expects to incur an insignificant amount of additional employee-related restructuring and asset disposal costs, which will be recorded as they become estimable and probable, or in the case of contract termination costs, when the related contracts are terminated.

The table below displays the restructuring activity and liability balance of the reserve for the 2003 North American plant closures.

	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 27, 2005
	(Dollars in Thousands)
Severance and employee benefits	$6,624	$—	$(3,796)	$(38)	$2,790
Other restructuring costs	1,800	310	(1,425)	(281)	404

Total	$8,424	$310	$(5,221)	$(319)	$3,194

2003 Europe Organizational Changes

During the fourth quarter of 2003, the Company announced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. As a result, the Company recorded a charge of $28.9 million consisting of $28.1 million for severance and employee benefits and $0.8 million for other restructuring costs. The charge reflected the estimated displacement of approximately 330 employees. During 2004, the Company recorded a net reversal of approximately $0.6 million as a result of lower than anticipated severance and employee benefits related to this initiative. In addition, the Company recorded a charge of approximately $0.8 million, net of reversals, primarily for legal fees associated with severance negotiations. During the three months ended February 27, 2005, the Company recorded an insignificant amount of charges related to this initiative and reversed approximately $0.1 million of charges related to lower than expected severance costs. As of February 27, 2005, substantially all of the employees had been displaced. The Company expects to incur no additional restructuring costs in connection with this action.

The table below displays the activity and liability balance of the reserve for this initiative.

(Dollars in thousands)	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 27, 2005
Severance and employee benefits	$1,827	$33	$(291)	$(106)	$1,463
Other restructuring costs	291	2	(10)	(9)	274

Total	$2,118	$35	$(301)	$(115)	$1,737

2002 Europe Reorganization Initiatives

In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions included the closures of the leased distribution centers in Belgium, France and Holland during the first half of 2004. During the year ended November 28, 2004, the Company recorded a net reversal of approximately $0.4 million as a result of lower than anticipated severance and employee benefits related to this initiative. As of February 27, 2005, all of the employees had been displaced. The Company expects to incur no additional restructuring costs in connection with this initiative.

The table below displays the activity and liability balance of the reserve for this initiative.

(Dollars in thousands)	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	February 27, 2005
Severance and employee benefits	$275	$—	$(42)	$—	$233
Other restructuring costs	19	—	—		19

Total	$294	$—	$(42)	$—	$252

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $199.9 million as of February 27, 2005 and November 28, 2004. Other intangible assets were as follows:

	February 27, 2005			November 28, 2004
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Amortized intangible assets:
Other intangible assets	$4,317	$(740)	$3,577	$4,590	$(720)	$3,870

Unamortized intangible assets:
Trademarks	42,905	—	42,905	42,909	—	42,909

	$47,222	$(740)	$46,482	$47,499	$(720)	$46,779

Amortization expense for the quarter ended February 27, 2005 and February 29, 2004 was approximately $0.3 million and $0.03 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s finite lived intangible assets is estimated at approximately $0.5 million per year.

NOTE 4: INCOME TAXES

The Company’s income tax provision for the three months ended February 27, 2005 was approximately $49.1 million, which includes $48.4 million of expense related to current year operations and approximately $0.7 million of period expense related to an increase in the Company’s contingent tax liabilities.

The effective income tax rate for the three months ended February 27, 2005 was 50.9%. It differs from the Company’s estimated annual effective income tax rate of 55.4% described below, due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized for the full year. In accordance with FASB Interpretation No. 18, the Company adjusts its annual estimated effective tax rate to exclude the impact of these foreign losses. The adjusted estimated annual effective income tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, to compute income tax expense for the three months ended February 27, 2005.

Estimated Annual Effective Income Tax Rate. The estimated annual effective income tax rate for 2005 differs from the U.S. federal statutory income tax rate of 35% as follows:

	Fiscal Year 2005 (1)	Fiscal Year 2004 (2)
Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	0.3	0.0
Impact of foreign operations	15.9	17.8
Reassessment of reserves due to change in estimate	3.8	6.7
Other, including non-deductible expenses	0.4	0.6

	55.4%	60.1%

(1)	Estimated annual effective income tax rate for fiscal year 2005.
(2)	Projected annual effective income tax rate used for the three months ended February 29, 2004.

The “State income taxes, net of U.S. federal impact” item above primarily reflects franchise tax and minimum tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a full valuation allowance against state net operating loss carryforwards. The annual estimated effective tax rate for 2005 does not include any anticipated benefit from additional current year state tax losses.

The “Impact of foreign operations” item above reflects changes in the residual U.S. tax on unremitted foreign earnings and the Company’s expectation that foreign income taxes will be deducted rather than claimed as a credit for U.S. federal income tax purposes. Additionally, this item includes the impact of foreign income and losses incurred in jurisdictions with tax rates that are different from the U.S. federal statutory rate.

The “Reassessment of reserves due to change in estimate” item above relates primarily to changes in the Company’s estimate of its contingent tax losses. The 3.8% increase in the annual estimated effective tax rate for 2005 relates primarily to additional interest for the 2005 fiscal year of approximately $7.9 million and the accrual of an additional prior year tax liability of approximately $0.5 million. For 2004, the 6.7% increase relates to projected interest expense on the Company’s income tax reserves.

The “Other, including non-deductible expenses” item above relates primarily to items that are expensed for determining book income but that will not be deductible in determining U.S. federal taxable income.

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

During the three months ended February 27, 2005, the case has been returned by the Appeals Division to the Internal Revenue Service exam team. The Company and the Internal Revenue Service exam team have begun detailed settlement discussions for the open items included in this exam cycle as well as for all remaining items from the 1995 to 1999 audit cycle.

The Company believes that is accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at February 27, 2005. However, it is reasonably possible the Company may also incur additional income tax liabilities related to prior years. The Company estimates this additional potential exposure to be approximately $23.9 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $23.9 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities generally accepted accounting principles in the United States.

Reclassifications. During the three months ended February 27, 2005, the Company reclassified approximately $26.8 million of contingent tax liabilities from current to non-current. The reclassification is due in part to a decision to appeal a foreign tax ruling the Company previously expected to settle during 2005.

NOTE 5: LONG-TERM DEBT

Long-term debt is summarized below:

	February 27, 2005	November 28, 2004
	(Dollars in thousands)
Long-term debt:
Secured:
Term loan	$493,750	$495,000
Revolving credit facility	—	—
Customer service center equipment financing (1)	—	55,936
Notes payable, at various rates	342	408

Subtotal	494,092	551,344

Unsecured:
Notes:
7.00%, due 2006	77,721	449,095
11.625% Dollar denominated, due 2008 (2)	378,179	378,022
11.625% Euro denominated, due 2008 (2)	164,100	165,260
12.25% Senior Notes, due 2012	571,732	571,671
9.75% Senior Notes, due 2015	450,000	—
Yen-denominated Eurobond 4.25%, due 2016	189,897	194,534

Subtotal	1,831,629	1,758,582
Current maturities	(5,225)	(61,203)

Total long-term debt	$2,320,496	$2,248,723

Short-term debt:
Short-term borrowings	$16,651	$13,962
Current maturities of long-term debt	5,225	61,203

Total short-term debt	$21,876	$75,165

Total long-term and short-term debt	$2,342,372	$2,323,888

Cash and cash equivalents	$223,139	$299,596

Restricted cash	$4,721	$1,885

(1)	In December 1999, the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. On December 7, 2004, the Company paid at maturity the remaining principal outstanding under this facility of $55.9 million.
(2)	In March 2005, the Company issued $380.0 million Floating Rate Senior Notes due 2012, which are referred to as the 2012 floating rate notes, and €150.0 million Euro Senior Notes due 2013, which are referred to as the 2013 Euro notes, and subsequently repurchased or redeemed all outstanding notes due 2008. See “Subsequent Event - Issuance of 2012 Floating Rate Notes and 2013 Euro Notes and Repurchase and Redemption of Senior Notes due 2008” below.

Issuance of Senior Notes Due 2015

Principal, Interest and Maturity. On December 22, 2004, the Company issued $450.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on January 15, 2015 and bear interest at 9.75% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2005. The Company may redeem some or all of the notes prior to January 15, 2010 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. Thereafter, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to January 15, 2008, the Company may redeem up to a maximum of 33 1/3% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 109.75% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Costs representing underwriting fees and other expenses of approximately $10.0 million are amortized over the term of the notes to interest expense.

Use of Proceeds — Repurchase of Senior Notes Due 2006. The Company used approximately $372.1 million of the $450.0 million of gross proceeds from the notes offering to purchase approximately $372.1 million in aggregate principal amount of its 2006 notes through a tender offer. As a result, the Company has not yet met its 2006 refinancing condition contained in its senior secured term loan and senior secured revolving credit facility. The Company intends to use the remaining proceeds to repay outstanding debt (which may include any remaining 2006 notes), or for the payment of premiums, fees and expenses relating to the offering and tender offer. The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements.

Covenants. The indenture governing these notes contains covenants that limit the Company’s and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or its subsidiaries’ assets. Subsidiaries of the Company that are not wholly-owned subsidiaries, for example Japan, are permitted to pay dividends to all stockholders under these credit agreements and indentures either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis.

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

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes and 2013 Euro notes.

Subsequent Event — Issuance of 2012 Floating Rate Notes and 2013 Euro Notes and Repurchase and Redemption of Senior Notes due 2008

Floating Rate Notes Due 2012. On March 11, 2005, the Company issued $380.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 7-year notes maturing on April 1, 2012 and bear interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%, payable quarterly in arrears on January 1, April 1, July 1, and October 1, commencing on July 1, 2005. Starting on April 1, 2007, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2007, the Company may redeem up to and including 100% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 104% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to any redemption of less than 100% of the notes then outstanding, at least $150.0 million aggregate principal amount of the notes remains outstanding. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $9.6 million are amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2013 Euro notes and 2015 notes.

Euro Notes Due 2013. On March 11, 2005, the Company issued €150.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 8-year notes maturing on April 1, 2013 and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2005. Starting on April 1, 2009, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2008, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $6.0 million are amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes and 2015 notes.

Use of Proceeds — Tender Offer and Redemption of 2008 Notes. In March 2005, the Company commenced a cash tender offer for the outstanding principal amount of its senior unsecured notes due 2008. The tender offer expired March 23, 2005. The Company purchased pursuant to the tender offer $270.0 million and €89.0 million in principal amount tendered of the 2008 notes. The Company subsequently redeemed all remaining 2008 notes on April 11, 2005. Both the tender offer and redemption were funded with the proceeds from the issuance of the 2012 floating rate notes and the 2013 Euro notes. As a result, the Company believes it has met its 2008 notes refinancing condition contained in its senior secured term loan. The remaining proceeds of approximately $33.5 million and use of $16.9 million of the Company’s existing cash and cash equivalents were used to pay the fees, expenses and premiums payable in connection with the March 2005 offering, the tender offer and the redemption. The Company paid approximately $34.8 million in tender premiums and other fees and expenses and wrote off approximately $9.8 million of unamortized debt discount and issuance costs related to this tender offer and redemption.

Credit Agreement Ratios

Term Loan Leverage Ratio. The Company’s senior secured term loan contains a consolidated senior secured leverage ratio of 3.5 to 1.0, which is measured as of the end of each fiscal quarter. As of February 27, 2005, the Company was in compliance with this ratio.

Revolving Credit Facility Fixed Charge Coverage Ratio. The Company’s senior secured revolving credit facility contains a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of February 27, 2005, the Company was not required to perform this calculation.

Other Debt Matters

Debt Issuance Costs. The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. These costs were amortized using the straight-line method of amortization for all debt issuances prior to 2005. Beginning in 2005, all new debt issuance costs will be amortized using the effective interest method. Unamortized debt issuance costs at February 27, 2005 and November 28, 2004 were $61.8 million and $54.8 million, respectively. Amortization of debt issuance costs, which is included in interest expense, was $3.3 million and $2.6 million for the three months ended February 27, 2005 and February 29, 2004, respectively.

Accrued Interest. At February 27, 2005 and November 28, 2004, accrued interest was $39.7 million and $65.6 million, respectively, and is included in accrued liabilities.

Principal Short-term and Long-term Debt Payments

The table below sets forth, as of February 27, 2005, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, after giving effect to the issuance in March 2005 of $380.0 million of 2012 floating rate notes and €150.0 million of 2013 Euro notes and the subsequent repurchase and redemption of all outstanding 2008 notes. The table also gives effect to the satisfaction of the 2008 notes refinancing condition and gives effect to the two different 2006 notes refinancing condition scenarios under the senior secured term loan:

	Principal payments as of February 27, 2005
Fiscal year	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met
	(Dollars in thousands)
2005 (remaining nine months) (1)	$20,603	$20,603
2006(2)	567,744	82,744
2007	—	5,000
2008	—	5,000
2009	—	475,000
Thereafter	1,793,001	1,793,001

Total	$2,381,348	$2,381,348

(1)	Includes required payments of approximately $3.8 million under the Company’s senior secured term loan and payments relating to short-term borrowings of approximately $16.7 million.
(2)	Under the Company’s senior secured term loan, the Company must refinance, repay or otherwise irrevocably set aside funds for all of the Company’s senior unsecured notes due 2006 by May 1, 2006, or its senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of the Company’s 2006 notes, the Company will have to repay or otherwise satisfy approximately $568.0 million of debt in fiscal 2006. If the Company meets the 2006 refinancing condition, the senior secured term loan willl mature on September 29, 2009 and the Company will have to repay or otherwise satisfy approximately $83.0 million of debt in 2006.

Short-term Credit Lines and Stand-by Letters of Credit

The Company’s total unused lines of credit were approximately $306.4 million at February 27, 2005.

At February 27, 2005, the Company had unsecured and uncommitted short-term credit lines available totaling approximately $13.0 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

As of February 27, 2005, the Company’s total availability of $411.0 million under its senior secured revolving credit facility was reduced by $117.6 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $293.4 million. Included in the $117.6 million of letters of credit and other credit usage at February 27, 2005 were $11.8 million of trade letters of credit, $6.0 million of other credit usage and $99.8 million of stand-by letters of credit with various international banks, of which $80.2 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the first quarter of 2005 and 2004, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.72% and 10.63%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

Under the terms of the Company’s senior secured term loan and senior secured revolving credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured senior notes limit the Company’s ability to pay dividends. Subsidiaries of the Company that are not wholly-owned subsidiaries, for example Japan, are permitted under these credit agreements and indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s term loan and revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and liabilities at February 27, 2005 and November 28, 2004 are as follows:

	February 27, 2005		November 28, 2004
	Carrying Value(1)	Estimated Fair Value(1)	Carrying Value(2)	Estimated Fair Value(2)
	(Dollars in Thousands)
Debt Instruments:
U.S. dollar notes offerings (3)	$(1,507,095)	$(1,647,967)	$(1,449,410)	$(1,495,072)
Euro notes offering (3)	(166,373)	(177,080)	(172,381)	(177,817)
Yen-denominated Eurobond placement	(192,550)	(186,853)	(195,173)	(173,774)
Term loan	(498,712)	(529,571)	(500,527)	(545,077)
Customer service center equipment financing	—	—	(57,297)	(56,654)
Short-term and other borrowings	(17,337)	(17,337)	(14,724)	(14,724)

Total	$(2,382,067)	$(2,558,808)	$(2,389,512)	$(2,463,118)

(1)	Includes accrued interest of $39.7 million.
(2)	Includes accrued interest of $65.6 million.
(3)	Does not include March 2005 issuance of 2012 floating rate notes and 2013 Euro notes or subsequent repurchase and redemption of all outstanding 2008 notes.

Foreign Exchange Contracts:
Foreign exchange forward contracts	$(474)	$(474)	$(4,501)	$(4,501)
Foreign exchange option contracts	—	—	579	579

Total	$(474)	$(474)	$(3,922)	$(3,922)

The Company’s financial instruments are reflected on its books at the carrying values noted above. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. quoted market prices). The increase in the estimated fair value of the Company’s total debt at February 27, 2005 as compared to the estimated fair value at November 28, 2004 was due primarily to higher trading prices for the Company’s publicly traded U.S. dollar notes offerings at February 27, 2005.

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data, as such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of February 27, 2005 and November 28, 2004.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At February 27, 2005, the Company had U.S. dollar spot and forward currency contracts to buy $619.7 million and to sell $341.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through July 2005. The Company has no option contracts outstanding at February 27, 2005.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation. There have been no material developments in this litigation since the Company filed its 2004 Annual Report on Form 10-K on February 17, 2005. For information about the litigation, see Note 9 to the consolidated financial statements contained in such Annual Report on Form 10-K.

Class Actions Securities Litigation. There have been no material developments in this litigation since the Company filed its 2004 Annual Report on Form 10-K on February 17, 2005. For information about the litigation, see Note 9 to the consolidated financial statements contained in such Annual Report on Form 10-K.

Comexma Litigation. On March 3, 2005, the Civil Court in the Federal District in Mexico City, Mexico entered a judgment against Levi Strauss & Co. in favor of a former contract manufacturer who had brought suit alleging that its business had suffered direct damages and harm to its reputation from an unauthorized anti-counterfeiting raid on its Mexico City facilities in June 2001.

The lawsuit, Compania Exportadora de Maquila, Comexma v. Levi Strauss & Co., et al, was brought following a raid on Comexma’s Mexico City facilities that was conducted by local police and accompanied by local media upon the initiation of the Company’s outside Mexican brand protection counsel. The local counsel failed to follow our pre-approval procedures for initiating such a raid, which required such counsel to check with the Company before going forward to confirm that the target was not an authorized contractor. No counterfeiting activity was uncovered, and the raid was terminated upon confirmation from the Company that Comexma was an authorized manufacturer. The raid occurred within a few months after the Company had notified Comexma that it was terminating its contract manufacturing relationship.

The court awarded Comexma approximately $24.5 million in direct damages and lost income, and an additional approximately $20.5 million in damages for harm to its reputation. The Company strongly disagrees with the court’s decision and has filed an appeal of the Civil Court’s judgment. On appeal, the Company seeks to have the judgment reversed or remanded for further proceedings, and, if the appellate court affirms the lower court on the issue of liability, to have the amount of the direct and additional damages reduced substantially. Based upon advice of external legal counsel in regards to the probable range of loss in the event the Company loses on appeal or otherwise does not prevail, the Company has recorded a provision during the three months ended February 27, 2005 related to this litigation that is reflected in selling, general and administrative expenses. A decision by the appellate court could be rendered as early as the next two to four months.

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

The Company primarily uses foreign exchange currency swaps to hedge the net investment in its European operations. For the contracts that qualify for hedge accounting, the related gains and losses are consequently included as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit. At February 27, 2005, the fair value of qualifying net investment hedges was a $2.6 million net liability with the corresponding unrealized loss recorded as a cumulative translation adjustment in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit. At February 27, 2005, a $0.4 million realized loss has been excluded from hedge effectiveness testing and therefore is included in “Other income, net” in the Company’s statement of operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of February 27, 2005, a $7.7 million unrealized loss related to the translation effects of the yen-denominated Eurobond was recorded as a cumulative translation adjustment in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other income, net.”

	Three months ended February 27, 2005		Three months ended February 29, 2004
	Other (income) expense, net		Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)
Foreign exchange management	$(3,633)	$653	$15,959	$(1,516)

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported as cumulative translation adjustments in the “Accumulated other comprehensive loss” (“Accumulated OCI”) section of Stockholders’ Deficit.

	At February 27, 2005		At November 28, 2004
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)
Foreign exchange management
Net investment hedges
Derivative instruments	$172	$(2,627)	$2,474	$(6,728)
Yen Bond	—	(7,727)	—	(10,050)
Cumulative income taxes	497	3,994	(398)	6,491

	$669	$(6,360)	$2,076	$(10,287)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset or (liability).

	At February 27, 2005	At November 28, 2004
	Fair value asset (liability)	Fair value asset (liability)
	(Dollars in thousands)
Foreign exchange management	$(474)	$(3,922)

NOTE 9: OTHER INCOME, NET

The following table summarizes significant components of other income, net:

	Three months ended February 27. 2005	Three months ended February 29, 2004
	(Dollars in thousands)
Foreign exchange management contracts (income) losses	$(2,980)	$14,443
Foreign currency transaction gains	(871)	(15,613)
Interest income	(2,177)	(393)
Minority interest - Levi Strauss Japan K.K.	1,023	754
Minority interest - Levi Strauss Istanbul Konfeksiyon (1)	830	132
Other	216	(959)

Total	$(3,959)	$(1,636)

(1)	On March 31, 2005, the Company acquired the 49% minority interest of its joint venture in Turkey. See “Note 13 – Subsequent Events”.

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

The Company’s interest income primarily relates to investments in certificates of deposit, time deposits and commercial paper with original maturities of three months or less. The increase in interest income in 2005 as compared to 2004 was primarily due to a higher average investment balance in the first three months of 2005 compared to the first three months of 2004.

NOTE 10: EMPLOYEE BENEFIT PLANS

Pension and Post-retirement Plans. The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and post-retirement benefit plans for the three months ended February 27, 2005 and February 29, 2004:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended February 27, 2005	Three Months Ended February 29, 2004	Three Months Ended February 27, 2005	Three Months Ended February 29, 2004
	(Dollars in thousands)
Service cost	$2,150	$4,663	$274	$585
Interest cost	13,780	13,392	4,530	9,589
Expected return on plan assets	(13,298)	(12,414)	—	—
Amortization of prior service cost (gain)	465	(86)	(14,389)	(7,154)
Amortization of transition asset	108	39	—	—
Amortization of actuarial loss	1,261	2,293	4,533	4,463
Net curtailment loss (gain)	—	81	—	(16,386)

Net periodic benefit cost (income)	$4,466	$7,968	$(5,052)	$(8,903)

Senior Executive Long-Term Incentive Plan. The Company established a new executive compensation plan at the beginning of fiscal 2005. The plan is intended to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the board are eligible to participate in the plan.

Key elements of the plan include the following:

•	The Company will grant stock appreciation rights that vest in three years and will be payable in cash.

•	The strike price and third year expected price for each grant cycle will be approved by the board at the beginning of the cycle.

•	The strike price and actual values used to determine appreciation and payouts will be approved by the board and will take into account an annual stock valuation obtained by the Company from a third party under the Company’s valuation policy.

•	The plan includes a deferral arrangement. Award payouts in excess of a certain percentage may be subject to deferral with the final amount reflecting changes in the value of the shares during the deferral period.

On March 9, 2005, the Human Resources Committee approved target awards under the plan for the first performance cycle. A total of 215,587 shares were granted at a strike price of $54.00 per share. The three year expected appreciation is $60.00 per share, or $12.9 million.

NOTE 11: COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three months ended February 27. 2005	Three months ended February 29, 2004
	(Dollars in thousands)
Net income (loss)	$47,319	$(2,368)

Other comprehensive income (loss):
Net investment hedge gains (losses)	2,520	(2,905)
Foreign currency translation (losses) gains	(1,610)	1,152
Decrease in minimum pension liability	108	—

Total other comprehensive income (loss)	1,018	(1,753)

Total	$48,337	$(4,121)

The following is a summary of the components of accumulated other comprehensive income (loss), net of related income taxes:

	February 27. 2005	November 28, 2004
	(Dollars in thousands)
Net investment hedge losses	$(5,691)	$(8,211)
Foreign currency translation losses	(23,054)	(21,444)
Additional minimum pension liability	(75,914)	(76,022)

Accumulated other comprehensive loss, net of income taxes	$(104,659)	$(105,677)

NOTE 12: BUSINESS SEGMENT INFORMATION

During 2004, the Company changed the structure of its U.S. business operations as a result of its reorganization initiatives. The Company’s business operations in the United States are now organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signature™ commercial business units. The Company’s operations in Canada and Mexico are included in its North America region along with its U.S. commercial business units. The structure of its international business operations have not changed. They are organized and managed through its Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals, and excluding depreciation and amortization. Corporate expense is comprised of long-term incentive compensation expense, restructuring charges, net of reversals, and other corporate expenses, including corporate staff costs.

As a result of the changes in the Company’s reportable segments, the information for prior year has been revised to conform to the current presentation. No single country other than the United States had net sales exceeding 10.0% of consolidated net sales for any of the periods presented. The Company does not report assets by segment because assets are not allocated to its segments for purposes of measurement by the Company’s chief operating decision maker.

Business segment information for the Company is as follows:

	Three months ended
	February 27, 2005	February 29, 2004
	(Dollars in thousands)
Net sales:
U.S. Levi’s® brand	$280,047	$295,907
U.S. Dockers® brand	147,221	141,889
U.S. Levi Strauss Signature™ brand	87,186	86,435
Canada and Mexico	39,358	36,441

Total North America	553,812	560,672
Europe	296,400	269,881
Asia Pacific	155,660	131,751

Consolidated net sales	$1,005,872	$962,304

Operating income:
U.S. Levi’s® brand	$70,051	$60,931
U.S. Dockers® brand	33,371	25,026
U.S. Levi Strauss Signature™ brand	7,150	11,230
Canada and Mexico	10,843	6,029

Total North America	121,415	103,216
Europe	90,516	55,926
Asia Pacific	41,729	29,278

Regional operating income	253,660	188,420
Corporate:
Long-term incentive compensation expense	(5,619)	(12,200)
Restructuring charges, net of reversals	(3,190)	(54,362)
Depreciation and amortization	(15,181)	(15,528)
Other corporate expense	(45,864)	(45,673)

Total corporate expense	(69,854)	(127,763)

Consolidated operating income	183,806	60,657

Interest expense	68,330	68,227
Loss on early extinguishment of debt	23,006	—
Other income, net	(3,959)	(1,636)

Income (loss) before income taxes	$96,429	$(5,934)

NOTE 13: SUBSEQUENT EVENTS

Issuance of Floating Rate Notes Due 2012 and Euro Notes Due 2013. On March 11, 2005, the Company issued $380.0 million of 2012 floating rate notes and €150.0 million of 2013 Euro notes to qualified institutional buyers and subsequently repurchased or redeemed all outstanding 2008 notes (See also Note 5 to the consolidated financial statements).

Acquisition of Minority Interest in Turkey Joint Venture. On March 31, 2005, the Company acquired the 49% minority interest of its joint venture in Turkey for cash. The Company will account for the acquisition in its second quarter of fiscal 2005 using the purchase method, as prescribed by Financial Accounting Standards Board Statement No. 141, “Business Combinations”. The Company is currently assessing the impact of applying the purchase method to this acquisition. However, because the Company has been accounting for the joint venture using the consolidation method, the Company does not believe that the acquisition will have a material impact on its financial condition or results of operations.

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

Our net sales for the three months ended February 27, 2005 were $1.0 billion. Net sales for the quarter by region and by brand were as follows:

•	net sales for our North America, Europe and Asia Pacific regions were $553.8 million, $296.4 million and $155.7 million, respectively;

•	net sales of Levi’s® brand products were $718.5 million, representing approximately 71.4% of our net sales;

•	net sales of Dockers® brand products were $184.8 million, representing approximately 18.4% of our net sales; and

•	net sales of Levi Strauss Signature™ brand products were $102.6 million, representing approximately 10.2% of our net sales.

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

Our business is organized into three geographic regions. The following tables provide net sales and operating income for those regions and for our corporate group for the three months ended February 27, 2005:

			Region Net Sales by Brand
Region and Geographies	Net Sales	% of Total Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	Operating Income
	(millions)					(millions)
North America (U.S., Canada and Mexico)	$553,812	55.1%	55.0%	28.6%	16.4%	$121,415
Europe	296,400	29.5%	89.9%	7.3%	2.8%	90,516
Asia Pacific (Asia, Middle East, Africa and South America)	155,660	15.5%	94.8%	3.0%	2.2%	41,729
Corporate	—	—	—	—	—	(69,854)

Total	$1,005,872	100.0%	71.4%	18.4%	10.2%	$183,806

Our Results. Results of operations for the three months ended February 27, 2005 are summarized as follows:

•	Our consolidated net sales for the three months ended February 27, 2005 were $1.0 billion, an increase of 4.5% compared to the same period in the prior year, and an increase of 2.4% on a constant currency basis. Our net sales increase on a constant currency basis was driven primarily by net sales growth in our Europe and Asia Pacific regions, partially offset by a decrease in our North America region.

•	Our gross profit increased 19.2% and our gross margin increased 6.0 percentage points, from 42.4% to 48.4%, for the three months ended February 27, 2005, as compared to the same period in 2004. The gross profit improvement was primarily due to a favorable mix of more profitable first quality products and sales in our core channels of distribution, a higher percentage of sales in our international businesses which have higher gross margins, lower returns and sales allowances in the United States, lower sourcing costs resulting from a shift of production to lower cost sources and the translation impact of stronger foreign currency.

•	Our selling, general and administrative expenses increased 6.7% for the three months ended February 27, 2005 as compared to the same period in 2004. The increase was driven primarily by an increase in advertising and promotion expense, an increase in expense related to our annual incentive compensation plans, the impact of foreign currency translation and increased litigation reserves, partially offset by decreases in distribution, information technology staffing and other administrative costs.

•	We recorded long-term incentive compensation expense of $5.6 million for the three months ended February 27, 2005, as compared to $12.2 million for the same period in 2004. The decrease results from the adoption in 2005 of long-term incentive compensation plans for which the performance measurement period is three years as compared to eighteen months for the 2004 interim plan.

•	Our other operating income, which is comprised of royalty income, increased 59.6% for the three months ended February 27, 2005 as compared to the same period in 2004. The increase resulted primarily from our 2004 product rationalization efforts, including our decisions to license additional Levi’s® and Dockers® product categories.

•	We recorded additional restructuring charges, net of reversals, of $3.2 million in the three months ended February 27, 2005 related to activities associated with our U.S. and Europe reorganization initiatives which commenced in 2004. Restructuring charges, net of reversals, were $54.4 million in the prior comparable period, primarily related to $42.8 million for the indefinite suspension of an enterprise resource planning system installation and approximately $11.6 million related to additional charges related to our 2003 U.S. reorganization initiatives.

•	Our operating income increased 203.0% for the three months ended February 27, 2005 as compared to the same period in 2004, driven primarily by increased gross profit, lower long-term incentive compensation expense, increased royalty income and lower restructuring charges, net of reversals, partially offset by an increase in selling, general and administrative expenses.

•	Our interest expense for the three months ended February 27, 2005 remained relatively flat compared to the first three months ended February 29, 2004. Higher average debt balances and higher average borrowing rates in the current period were offset by approximately $2.8 million of interest on customs and duties recorded in the prior comparable period.

•	We recorded a loss on early extinguishment of debt of approximately $23.0 million for the three months ended February 27, 2005 as a result of our purchase of a substantial portion of our 2006 notes through a tender offer during the period.

•	We had income tax expense of $49.1 million for the three months ended February 27, 2005 as compared to income tax benefit of $3.6 million for the same period in 2004. The increase was driven primarily by our $96.4 million in income before taxes in the 2005 period as compared to a $5.9 million loss before taxes in the 2004 period.

•	We had net income of $47.3 million in the three months ended February 27, 2005, compared to a net loss of $2.4 million in 2004. The increase was due to higher operating income, partially offset by a $23.0 million loss on early extinguishment of debt related to our refinancing activities and higher income tax expense.

•	Our debt, net of cash, including capital leases obligations, was $2.1 billion and $2.0 billion as of February 27, 2005 and November 28, 2004, respectively.

Going into the balance of the year, we expect challenging business conditions in the United States in view of an uncertain and uneven retail environment, continued retailer consolidation (such as the recent Sears Roebuck & Co/Kmart Corporation merger and the proposed Federated Department Stores, Inc./May Department Stores Co. merger) and the impact of rising gasoline prices and interest rates on consumer demand.

Our Directors and Senior Management. On February 3, 2005, we elected Leon J. Level to our board of directors, effective as of April 1, 2005. Mr. Level serves on our audit and finance committees. On March 7, 2005, Hans Ploos van Amstel replaced James P. Fogarty as our senior vice president and chief financial officer.

Comexma Litigation. On March 3, 2005, the Civil Court in the Federal District in Mexico City, Mexico entered a judgment against us in favor of a former contract manufacturer who had brought suit alleging that its business had suffered direct damages and harm to its reputation from an unauthorized anti-counterfeiting raid on its Mexico City facilities in June 2001. The court awarded Comexma approximately $24.5 million in direct damages and lost income, and an additional approximately $20.5 million in damages for harm to its reputation. We strongly disagree with the court’s decision and have filed an appeal seeking to have the judgment reversed or remanded for further proceedings, and, if the appellate court affirms the lower court on the issue of liability, to have the amount of the direct and additional damages reduced substantially. For more information, see “Part II – Other Information - Item I - Legal Proceedings”.

Our Financing Arrangements. During fiscal 2005 we made several significant changes in our financing arrangements:

•	In December 2004, we repaid at maturity all remaining amounts (approximately $55.9 million in principal amount) owing under a credit facility we entered into in 1999 secured by most of the equipment located at our customer service centers in Kentucky, Mississippi and Nevada.

•	In December 2004, we issued $450.0 million in unsecured notes through a private placement. The notes mature in 2015 and bear interest at 9.75% per annum. In January 2005, we used $372.1 million of the $450.0 million of gross proceeds from the notes offering to purchase $372.1 million in aggregate principal amount of our outstanding senior notes due 2006 through a tender offer. As a result of the notes issuance and tender offer, we have reduced the principal amount owing at maturity of our 2006 notes from $450.0 million to $77.9 million. As a result, we have not yet met the 2006 refinancing condition contained in our senior secured term loan agreement.

•	In March 2005, we issued $380.0 million of unsecured floating rate notes and €150.0 million of Euro denominated unsecured notes through a private placement. The floating rate notes mature in 2012 and bear interest at LIBOR plus 4.75% per annum. The Euro denominated notes mature in 2013 and bear interest at 8.625% per annum. We used all of the proceeds from this offering to refinance all of our outstanding $380.0 million Dollar denominated 11.625% senior notes due 2008 and €125.0 million Euro denominated senior notes due 2008 through a tender offer and redemption in March and April 2005, respectively. As a result of this notes issuance and subsequent retirement of the 2008 notes, we believe we have met the 2008 refinancing condition contained in our senior secured term loan.

For more information regarding our financing activities, please see “Indebtedness.”

Our Liquidity. As of April 3, 2005, our total availability under our amended senior secured revolving credit facility was approximately $413.1 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $299.7 million. In addition, we had liquid short-term investments in the United States totaling approximately $77.6, resulting in a net liquidity position (availability and liquid short-term investments) of $377.3 million in the United States.

Results of Operations

Three Months Ended February 27, 2005 as Compared to Same Period in 2004

The following table summarizes, for the periods indicated, items in our consolidated statements of operations, the changes in these items period to period and these items expressed as a percentage of net sales.

	Three months ended				Three months ended
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	% Increase (Decrease)	February 27, 2005 % of Net Sales	February 29, 2004 % of Net Sales
Net sales	$1,005,872	$962,304	$43,568	4.5%	100.0%	100.0%
Cost of goods sold	519,287	554,058	(34,771)	(6.3)%	51.6%	57.6%

Gross profit	486,585	408,246	78,339	19.2%	48.4%	42.4%
Selling, general and administrative expenses	308,922	289,495	19,427	6.7%	30.7%	30.1%
Long-term incentive compensation expense	5,619	12,200	(6,581)	(53.9)%	0.6%	1.3%
(Gain) loss on disposal of assets	(1,362)	45	1,407	3126.7%	(0.1)%	0.0%
Other operating income	(13,590)	(8,513)	5,077	59.6%	(1.4)%	(0.9)%
Restructuring charges, net of reversals	3,190	54,362	(51,172)	(94.1)%	0.3%	5.6%

Operating income	183,806	60,657	123,149	203.0%	18.3%	6.3%
Interest expense	68,330	68,227	103	0.2%	6.8%	7.1%
Loss on early extinguishment of debt	23,006	—	23,006	100.0%	2.3%	—
Other income, net	(3,959)	(1,636)	2,323	142.0%	(0.4)%	(0.2)%

Income (loss) before taxes	96,429	(5,934)	102,363	1725.0%	9.6%	(0.6)%
Income tax expense (benefit)	49,110	(3,566)	52,676	1477.2%	4.9%	(0.4)%

Net income (loss)	$47,319	$(2,368)	$49,387	2098.3%	4.7%	(0.2)%

Consolidated net sales increased 4.5% and, on a constant currency basis, increased 2.4%.

The following table shows our net sales for our North America, Europe and Asia Pacific businesses and the changes in these results period to period.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	As Reported	Constant Currency
North America	$553,812	$560,672	$(6,860)	(1.2)%	(1.2)%
Europe	296,400	269,881	26,519	9.8%	4.5%
Asia Pacific	155,660	131,751	23,909	18.1%	13.7%

Total net sales	$1,005,872	$962,304	$43,568	4.5%	2.4%

North America net sales decreased 1.2%.

The following table presents our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results period to period.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	As Reported	Constant Currency
U.S. Levi’s® brand	$280,047	$295,907	$(15,860)	(5.4)%	N/A
U.S. Dockers® brand	147,221	141,889	5,332	3.8%	N/A
U.S. Levi Strauss Signature ™ brand	87,186	86,435	751	0.9%	N/A
Canada and Mexico	39,358	36,441	2,917	8.0%	5.5%

Total North America net sales	$553,812	$560,672	$(6,860)	(1.2)%	(1.2)%

The following discussion summarizes net sales performance during the first three months of 2005 of our U.S. brands. In these sections, the tables showing net sales for the Levi’s® and Dockers® brands break out net sales between “Licensed Categories” and “Continuing Categories.”

•	By “categories,” we mean broad product groupings like men’s jeans, women’s tops and men’s jackets.

•	The “Licensed Categories” line shows our net sales attributable to product categories that we marketed and sold ourselves during the relevant period for which we have also entered into licensing agreements as of February 27, 2005. In some cases our sales of products in these categories may have stopped during the current period; in other cases, we had sales during the current period but our sales will stop in the coming months as the licensee takes over the category. Royalty payments received from licensees appear in the “Other operating income” line item in our statement of operations.

•	The “Continuing Categories” line shows our net sales for all other product categories and reflects sales of both continuing products within a category, such as 501® jeans for men, as well as those products that we may have replaced or discontinued as part of our product assortment and rationalization activities.

We believe this presentation is useful to the reader because it shows the impact of product category licensing on our net sales. We expect our revenues from “licensed categories” to decrease and our revenues from royalty payments to increase. We present this data only for our U.S. Levi’s® and Dockers® brands because there has been no significant licensing of product categories that we have marketed and sold ourselves in our U.S. Levi Strauss Signature™ brand or in our Europe and Asia Pacific businesses.

Levi’s® Brand. The following table shows net sales of our U.S. Levi’s® brand, including the changes in these results period to period.

	Three months ended
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	% Increase (Decrease)
U.S. Levi’s® brand - Continuing categories	$280,047	$278,839	$1,208	0.4%
U.S. Levi’s® brand - Licensed categories	—	17,068	(17,068)	(100.0)%

Total U.S. Levi’s ® brand net sales	$280,047	$295,907	$(15,860)	(5.4)%

Net sales in our U.S. Levi’s® brand for the three months ended February 27, 2005 decreased 5.4% as compared to the same period in 2004. The decrease was driven by our product rationalization actions and the related decisions to license certain product categories and discontinue underperforming categories. These actions were initiated in fiscal 2004 in line with our strategy to focus the brand on more category competitive products in our core channels of distribution and improve our profitability. Our decision to license certain products resulted in an approximately $17.1 million decrease in net sales in the 2005 period, while net sales for our continuing categories increased approximately $1.2 million or 0.4%.

Key operational results for the three months ended February 27, 2005 were as follows:

•	We improved our sales mix, with an increase of 2.2% in first quality sales in our continuing categories and a decrease of $4.6 million in less profitable closeout sales.

•	We continued to increase our net sales for our company-owned Levi’s® Stores on a comparable store basis. Net sales for our stores increased 13% in the first quarter of 2005 compared to the same period in the prior year. We plan to grow our network of stores in 2005.

•	We continued our A Style for Every Story™ advertising campaign in print media during the period, and continued to invest in our retail floor presentations with our top retail customers.

We continue to focus on increasing sales and profits in our core jeans business, including young men’s products such as workwear, low-rise and boot-cut fits with premium finishes, and in driving consumer awareness and demand in a challenging and uneven retail environment with our marketing campaigns.

Dockers® Brand. The following table shows net sales of our U.S. Dockers® brand, including changes in these results for the three months ended February 27, 2005 compared to the same period in 2004.

	Three months ended
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	% Increase (Decrease)
U.S. Dockers® brand - Continuing categories	$147,221	$137,908	$9,313	6.8%
U.S. Dockers® brand - Licensed categories	—	1,238	(1,238)	(100.0)%
U.S. Dockers® brand - Discontinued Slates® pants	—	2,743	(2,743)	(100.0)%

Total U.S. Dockers ® brand net sales	$147,221	$141,889	$5,332	3.8%

Net sales in our U.S. Dockers® brand for the first three months of 2005 increased 3.8% as compared to the same period in 2004. The increase was primarily due to the following factors:

•	Sales of our men’s premium pants for the period nearly doubled as compared to the same period in 2004 as a result of successful product introductions such as our Essential Dress Pant and our exclusive Never Iron™ Cotton Khaki pant, both lines that combine performance innovation with style.

•	Our sales to the off price and warehouse club channels for the period increased as compared to same period in the prior year as a result of a shift in timing of sales to these channels in 2005 as compared to 2004. However, we are planning lower off price and warehouse club sales for the full year 2005 as compared to 2004, in line with our strategy to reduce sales to this channel to focus on our core channels of distribution and improve our profitability.

•	We experienced lower returns and allowances as the result of fewer product failures, an improvement in our methodology for estimating markdown allowances we implemented in the fourth quarter of 2004 and a reversal during the current period of approximately $4.0 million in unclaimed deductions accrued during fiscal 2004.

Partially offsetting these factors were continued weakness in our women’s business, which continues to reflect the impact from a consumer shift to products featuring more fashion and style. Also offsetting these factors was the impact of our product rationalization efforts initiated in early 2004 which led to a number of strategic actions, including licensing of our women’s tops and boys businesses, and exiting our Slates® dress pants business. This is the last period for which we expect there to be a material impact from these actions in our year-over-year comparisons.

Levi Strauss Signature™ Brand. Net sales in our U.S. Levi Strauss Signature™ brand for the first three months of 2005 increased 1.0% as compared to the same period in 2004. The increase was primarily driven by our addition of the Kmart, Shopko, Meijer and Pamida accounts in the second half of 2004, partially offset by a retail fixture fill for the Target account launch in the first quarter of 2004.

Key operational results for the three months ended February 27, 2005 were as follows:

•	We completed our launch into approximately 225 Kmart stores.

•	We introduced new fits in our Spring product line, consistent with our brand portfolio expansion strategy.

•	We continued our marketing efforts to drive our brand awareness with the value consumer, including the continuation of the “From Our Family to Yours” campaign in print and on-line advertising and our sponsorship of NASCAR superstar Jimmie Johnson.

We continue to focus on delivering our core and trend core products to support the remainder of the Spring selling season, and maintaining proper in-stock inventory levels at retail.

Europe net sales increased 9.8% and, on a constant currency basis, increased 4.5%.

The following table presents our net sales in our Europe region broken out for our brands including changes in these results for the three months ended February 27, 2005 compared to the same period in 2004.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Europe Levi’s® brand	$266,412	$231,765	$34,647	14.9%	9.2%
Europe Dockers® brand	21,643	27,122	(5,479)	(20.2)%	(23.6)%
Europe Levi Strauss Signature ™ brand	8,345	10,994	(2,649)	(24.1)%	(27.3)%

Total Europe net sales	$296,400	$269,881	$26,519	9.8%	4.5%

Levi’s® Brand. Net sales for our Levi’s® brand in Europe for the three months ended February 27, 2005 increased 9.2% on a constant currency basis. The increase was driven primarily by our repositioning of the brand across Europe and a change in our spring/summer sell-in calendar. The repositioning consisted of the development of a new Levi’s® brand architecture, with a more premium priced and focused product line, and the elimination of lower price point and unprofitable products. We plan to drive the repositioning through a major advertising campaign which began in February 2005 consisting of cinema, television, print and outdoor advertising. In addition, our net sales were favorably affected by our implementation of a new sell-in calendar which resulted in earlier shipments of our Spring/Summer products in 2005 as compared to 2004.

Dockers® Brand. Net sales for our Dockers® brand in Europe for the three months ended February 27, 2005 decreased 23.6% on a constant currency basis. The decrease was driven by weak demand in the retail replenishment business due to soft consumer demand, poor customer service and order fulfillment performance and the impact of our reorganization of the Dockers® business in Europe. As previously disclosed, we are in the process of developing a new business model and marketing program for the brand, including closing down our former headquarters in Amsterdam and consolidating operations in our offices in Brussels, rationalizing our product lines, focusing on improving the profitability of the brand and developing actions to improve our customer service performance.

Levi Strauss Signature™ Brand. Net sales for our Levi Strauss Signature ™ brand in Europe for the three months ended February 27, 2005 decreased 27.3% on a constant currency basis. The decrease reflects the impact of the volume shipped in the first quarter of 2004 when we filled retail fixtures for the initial launch of the Levi Strauss Signature™ brand in the United Kingdom, Germany and France. In addition, net sales of the brand have been impacted by weak demand in the retail replenishment business as major retailers are in the process of more tightly managing their inventory positions. We expect to continue to introduce our brand to other countries in Europe in late 2005.

Asia Pacific net sales increased 18.1% and, on a constant currency basis, increased 13.7%.

The following table presents our net sales in our Asia Pacific region broken out for our brands, including changes in these results for the three months ended February 27, 2005 compared to the same period in 2004.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Asia Pacific Levi’s® brand	$147,574	$122,928	$24,646	20.0%	15.4%
Asia Pacific Dockers® brand	4,612	5,413	(801)	(14.8)%	(16.2)%
Asia Pacific Levi Strauss Signature ™ brand	3,474	3,410	64	1.9%	0.3%

Total Asia Pacific net sales	$155,660	$131,751	$23,909	18.1%	13.7%

Our Asia Pacific region realized a 13.7% increase in net sales on a constant currency basis for the three months ended February 27, 2005, compared with the same period in 2004. The net sales increase was driven by a 15.4% increase in net sales on a constant currency basis for our Levi’s® brand products, which represent 95% of our business in our Asia Pacific region. A key driver of the increase was a more favorable mix of higher priced premium Levi’s® brand products and the sales performance of our Levi’s® LadyStyle products. Net sales increased in most countries in the region, with the exception of Australia, Indonesia, Philippines and Singapore, which were affected by soft retail conditions in those countries. Japan, which represents our largest business in Asia Pacific with approximately 41% of regional net sales for the first three months of 2005, had a 4.0% increase in net sales as compared to the same period in 2004 on a constant currency basis.

Gross profit increased 19.2%. Gross margin was 48.4%, reflecting an increase of 6.0 percentage points.

Factors that increased our gross profit included:

•	a favorable mix of more profitable first quality products and sales in our core channels of distribution;

•	a higher percentage of sales in our international businesses which have higher gross margins;

•	improved management of returns, allowances and product transition costs, particularly in the United States;

•	lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of production to lower cost sources; and

•	the translation impact of stronger foreign currencies of approximately $12.4 million.

Our gross margin increased primarily due to a favorable mix of more profitable first quality products and sales in our core channels of distribution, higher sales from our international businesses, lower returns and sales allowances, lower sourcing costs reflecting the closure of our remaining North America manufacturing plants and the shift of production to lower cost sources, and a lower proportion of sales of marked-down obsolete and excess products, particularly in the United States. The increase was partially offset by the lower gross margin on Levi Strauss Signature™ products.

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

Our 48.4% gross margin in the current period is not necessarily indicative of our expected gross margin percentage for the year. We currently expect our full-year gross margin to be in the mid-40% range.

Selling, general and administrative expenses increased 6.7%. As a percentage of net sales, selling, general and administrative expenses were 30.7% of sales, reflecting an increase of 0.6 percentage points.

Various factors contributed to the increase in our selling, general and administrative expenses:

•	Our advertising expense increased by approximately $13.9 million to $67.6 million, an increase of 25.8% compared to the same period in 2004. Advertising expense as a percentage of net sales was 6.7% compared to 5.6% for the same period in 2004. The increase reflected higher media spending in Europe and Asia Pacific and increased advertising spending for the Levi Strauss Signature™ brand, consistent with our marketing strategy.

•	We recorded $14.0 million of expense related to our annual incentive compensation plans in the three months ended February 27, 2005 compared to $10.1 million in the same period in 2004.

•	The impact of foreign currency translation resulted in an approximately $6.7 million increase in selling, general and administrative expenses.

•	We had higher selling, general and administrative expenses, excluding advertising expense, of approximately $1.4 million, on a constant currency basis, in our Asia Pacific region to provide infrastructure support to our growing business in that region.

In addition, we recorded a charge during the period related to the establishment of a reserve for litigation which also contributed to the increase.

These increases were partially offset by lower salaries and wages and related expenses due to the impact of reduced headcount resulting from our reorganization initiatives in the United States and Europe and the effect of general cost controls.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $54.0 million (5.4% of consolidated net sales) in the three-month period ended February 27, 2005 as compared to

$55.3 million (5.7% of consolidated net sales) in the three-month period ended February 29, 2004. U.S. distribution expenses totaled $31.6 million (6.2% of net sales in the United States) and $32.3 million (6.2% of net sales in the United States) for the first three months of 2005 and 2004, respectively.

Long-term incentive compensation expense was $5.6 million as compared to $12.2 million in 2004.

The $6.6 million decrease in our long-term incentive compensation expense relates primarily to the adoption in 2005 of new long-term incentive compensation plans for which the performance measurement period is three years as compared to eighteen months for our 2004 interim plan.

Other operating income increased $5.1 million, or 59.6% as compared to 2004.

Other operating income is comprised of royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees. During the three months ended February 27, 2005, royalty income increased $5.1 million as compared to the three month period ended February 29, 2004. The increase was attributable primarily to our decision to license additional Levi’s® and Dockers® brand product categories, an increase in the number of licensees, and increased sales by licensees of accessories and sportswear, partially offset by decreased sales by licensees of footwear and the termination of a license in Europe.

Restructuring charges, net of reversals, were $3.2 million as compared to $54.4 million in 2004.

We recorded net restructuring charges of $3.2 million in the three months ended February 27, 2005. These charges relate to current period activities associated with our 2004 U.S. and Europe reorganization initiatives. Restructuring charges, net of reversals, in the prior comparable period were $54.4 million, of which $42.8 million represented costs associated with the indefinite suspension of an enterprise resource planning system installation and $11.6 million represented additional charges related to our 2003 U.S. and Europe organizational changes and North American sewing and finishing plant closures.

Operating income increased 203.0%. Operating margin was 18.3%, reflecting an increase of 12.0 percentage points.

The following table shows our operating income by brand in the United States and in total for our North America, Europe and Asia Pacific regions, the changes in results from the three month period ended February 29, 2004 to the three month period ended February 27, 2005 and results presented as a percentage of net sales:

	Three months ended				Three months ended
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	% Increase (Decrease)	February 27, 2005 % of Region Net Sales	February 29, 2004 % of Region Net Sales
U.S. Levi’s® brand	$70,051	$60,931	$9,120	15.0%	12.6%	10.9%
U.S. Dockers® brand	33,371	25,026	8,345	33.3%	6.0%	4.5%
U.S. Levi Strauss Signature™ brand	7,150	11,230	(4,080)	(36.3)%	1.3%	2.0%
Canada, Mexico and Latin America (all brands)	10,843	6,029	4,814	79.8%	2.0%	1.1%

North America (all brands)	121,415	103,216	18,199	17.6%	21.9%	18.4%
Europe (all brands)	90,516	55,926	34,590	61.8%	30.5%	20.7%
Asia Pacific (all brands)	41,729	29,278	12,451	42.5%	26.8%	22.2%

Regional operating income	253,660	188,420	65,240	34.6%	25.2%*	19.6%*

Corporate:
Long-term incentive compensation expense	(5,619)	(12,200)	(6,581)	(53.9)%	(0.6)%*	(1.3)%*
Restructuring charges, net of reversals	(3,190)	(54,362)	(51,172)	(94.1)%	(0.3)%*	(5.6)%*
Depreciation and amortization expense	(15,181)	(15,528)	(347)	(2.2)%	(1.5)%*	(1.6)%*
Other corporate expense	(45,864)	(45,673)	191	0.4%	(4.6)%*	(4.7)%*

Total corporate expense	(69,854)	(127,763)	(57,909)	(45.3)%	(6.9)%	(13.3)%

Total operating income	$183,806	$60,657	$123,149	203.0%	18.3%*	6.3%*

*	Percentage of consolidated net sales.

The increase in operating income period to period is primarily attributable to higher regional operating income, lower long-term incentive compensation expense and lower restructuring charges, net of reversals.

Regional Summaries. The following summarizes the changes in operating income by region:

•	North America. The increase in operating income was primarily attributable to lower sales of marked-down obsolete and excess products, lower returns, allowances and product transition costs in the United States and lower inventory markdowns. It was also due to lower sourcing costs resulting from the closure in 2004 of our remaining North America manufacturing plants and the shifting of contractor production to lower cost countries, and lower selling, general and administrative expenses. Our businesses in Canada and Mexico also reported increases in operating income on higher net sales. The operating income increase in North America was partially offset by the lower gross margin on Levi Strauss Signature™ products.

•	Europe. The increase in operating income was primarily attributable to sales of a greater proportion of higher priced products resulting from our repositioning of the Levi’s® brand, lower product sourcing costs through various cost reduction initiatives including utilization of lower cost sourcing locations and more effective negotiations with suppliers, and lower selling, general and administrative expenses. Also contributing to the increase was the impact of stronger foreign currencies. Partially offsetting these factors were lower sales volumes in our Levi Strauss Signature™ and Dockers® brands.

•	Asia Pacific. The increase in operating income was driven by higher sales volume in our U.S. Levi’s® brand, favorable product mix within the super premium and premium segments, and stronger margins resulting from sourcing initiatives. Also contributing to the increase was the impact of stronger foreign currencies. The region incurred increased selling, general and administrative expenses to drive sales growth, but these expenses decreased as a percentage of revenue.

Other corporate expense. We reflect annual incentive compensation plan costs for corporate employees, post-retirement medical benefit plan curtailment gains, and corporate staff costs in other corporate expense. Other corporate expense was relatively flat compared to the prior period. Lower corporate staff costs that were attributable to our restructuring and cost cutting initiatives were offset by higher annual incentive costs, the prior period $16.4 million curtailment gain related to our post-retirement medical plan and a charge related to the establishment of a reserve for our litigation. The increase in our annual incentive costs are primarily due to the fact that, in the current period, we accrued at a higher rate relative to expected company performance compared to the same period in the prior year. In addition, we incurred approximately $0.8 million of corporate charges in 2005 related to the 2004 plan payout.

The following table summarizes significant components of other corporate expense:

	Three months ended
(Dollars in thousands)	February 27, 2005	February 29, 2004	$ Increase (Decrease)	% Increase (Decrease)
Annual incentive compensation plan - corporate employees	$5,858	$3,060	$2,798	91.4%
Post-retirement medical benefit plan curtailment gain	—	(16,400)	16,400	(100.0)%
Corporate staff costs and other expense	40,006	59,013	(19,007)	(32.2)%

Total other corporate expense	$45,864	$45,673	$191	0.4%

Interest expense was relatively flat.

Interest expense for the three months ended February 27, 2005 was relatively flat compared to the first three months ended February 29, 2004. Higher average debt balances and higher average borrowing rates in the current period were offset by approximately $2.8 million of interest on customs and duties recorded in the prior comparable period. The weighted average interest rate on average borrowings outstanding during the first three months of 2005 and 2004, including the amortization of debt issuance costs and interest rate swap cancellations, was 10.72% and 10.63%, respectively.

Loss on early extinguishment of debt was $23.0 million in 2005.

During the three months ended February 27, 2005, we recorded a $23.0 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of a tender offer premium and other fees and expenses approximating $19.7 million incurred in conjunction with our completion in January 2005 of a tender offer to repurchase $372.1 million of our 2006 notes and the write-off of approximately $3.3 million of unamortized debt discount and capitalized costs related to such notes.

Other income, net was $4.0 million as compared to $1.6 million in 2004.

The following table summarizes significant components of other income, net:

	Three months ended
(Dollars in thousands)	February 27, 2005	February 29, 2004
Foreign exchange management contracts (gains) losses	$(2,980)	$14,443
Foreign currency transaction gains	(871)	(15,613)
Interest income	(2,177)	(393)
Minority interest - Levi Strauss Japan K.K.	1,023	754
Minority interest - Levi Strauss Istanbul Konfeksiyon (1)	830	132
Other	216	(959)

Total	$(3,959)	$(1,636)

(1)	On March 31, 2005, we acquired the 49% minority interest of our joint venture in Turkey. See Note 13 to our consolidated financial statements.

We use foreign exchange management contracts such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in “other expense, net”. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “other expense, net”. The decrease in foreign exchange management contract losses was due to changes in outstanding exposures under management and changes in foreign currency exchange rates.

Foreign currency transactions are transactions denominated in a currency other than the recording entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “other expense, net”. For 2005 and 2004, the net gains, were caused by remeasurement of foreign currency denominated balances at the exchange rates existing at the balance sheet dates. For more information, see “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”.

The increase in interest income was primarily due to a higher average cash investment balance in the first three months of 2005 compared to the first three months of 2004.

Income tax expense increased by $52.7 million.

Income tax expense was $49.1 million for the first three months of 2005 compared to an income tax benefit of $3.6 million for the same period in 2004. The increase was driven primarily by $96.4 million in income before taxes in 2005 as compared to a $5.9 million loss before taxes in 2004.

The effective tax rate for the three months ended February 27, 2005 is 50.9%. It differs from the estimated annual effective tax rate of 55.4% due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized for the full year and certain period costs. In accordance with FASB Interpretation No. 18, we adjust our annual estimated effective tax rate of 55.4% to eliminate the impact of these foreign losses. Our estimated effective tax rate for 2005 is based on current full-year forecasts of income or losses in domestic and foreign jurisdictions. To the extent the forecasts change in total, or by taxing jurisdiction, the effective tax rate may be subject to change.

We have unresolved issues in our consolidated U.S. federal corporate income tax returns for the prior 19 years. A number of these tax returns and certain other state and foreign tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with these on-going examinations to evaluate the adequacy of our reserves.

During 2004, we reached a partial agreement with the Internal Revenue Service for the years 1990 to 1994 and paid $42.0 million in tax and interest in November 2004. We also received a Revenue Agent’s Report during the year for additional issues related to the 1990 to 1994 tax years. The most significant unresolved issue relating to these tax years was the subject of an unfavorable Technical Advice Memorandum from the National Office of the Internal Revenue Service with regard to certain positions taken by us on prior returns. We filed a protest with the Appeals Division of the Internal Revenue Service relating to the remaining unresolved items for these years.

During the three months ended February 27, 2005, the case has been returned by the Appeals Division to the Internal Revenue Service exam team. We and the Internal Revenue Service exam team have begun detailed settlement discussions for the open items included in this exam cycle as well as for all remaining items from the 1995 to 1999 audit cycle.

We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at February 27, 2005. However, it is reasonably possible we may also incur additional income tax liabilities related to prior years. We estimate this additional potential exposure to be approximately $23.9 million. Should our view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $23.9 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities generally accepted accounting principles in the United States.

During the three months ended February 27, 2005, we reclassified approximately $26.8 million of contingent tax liabilities from current to non-current. The reclassification is due in part to a decision to appeal a foreign tax ruling we previously expected to settle during 2005.

Net income was $47.3 million, compared to a net loss of $2.4 million in 2004.

The increase in net income in the three months ended February 27, 2005 was due primarily to higher gross profit, increased royalty income, lower restructuring costs and the realization of a $3.0 million gain on foreign exchange management contracts compared to a $14.4 million loss in the prior comparable period. These increases were partially offset by higher selling, general and administrative expenses and a $23.0 million loss on early extinguishment of debt related to our refinancing activities.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity in 2005 to operate our business and to meet our cash requirements. We believe that we will be in compliance with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash Sources

Our key sources of cash include earnings from operations and borrowing availability under our senior secured revolving credit facility. As of February 27, 2005, we had total cash and cash equivalents of approximately $223.1 million, a $76.5 million decrease from the $299.6 million cash balance as of November 28, 2004. The decrease was primarily driven by a change in certain working capital accounts and the impact of the December 2004 and January 2005 refinancing actions and interest payments, partially offset by higher operating income and reduced trade receivables.

As of February 27, 2005, our total availability under our amended senior secured revolving credit facility was approximately $411.0 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $293.4 million. In addition, we had liquid short-term investments in the United States totaling approximately $80.1 million, resulting in a net liquidity position (availability and liquid short-term investments) of $373.5 million in the United States.

As of April 3, 2005, our total availability under our amended senior secured revolving credit facility was approximately $413.1 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $299.7 million. In addition, we had liquid short-term investments in the United States totaling approximately $77.6 million, resulting in a net liquidity position (availability and liquid short-term investments) of $377.3 million in the United States.

Cash Uses

Our principal cash requirements include working capital, payments of interest on our debt, payments of taxes, payments for U.S. pension and post-retirement health benefit plans, capital expenditures and cash restructuring costs. We expect to have the following selected cash requirements in the remainder of 2005 and first three months of fiscal 2006:

Selected Cash Requirements	Paid in three months ended February 27, 2005	Projected for remaining nine months of 2005	Total projected for 2005	Projected for first three months of fiscal 2006	Projected for twelve months ended February 2006
	(Dollars in Millions)
Restructuring activities	$19	$38	$57	$2	$40
Interest	88	155	243	81	236
Federal, foreign and state taxes (net of refunds) (1)	18	36	54	14	50
Prior years’ income tax liabilities, net (2)	2	118	120	31	149
Post-retirement health benefit plans	7	29	36	9	38
Capital expenditures	5	47	52	5	52
Pension plans	9	14	23	4	18

Total selected cash requirements	$148	$437	$585	$146	$583

(1)	Relate primarily to estimated cash payments in respect of 2005 income taxes.
(2)	Our projection for cash tax payments for prior years’ contingent income tax liabilities primarily reflects payments of foreign tax liabilities and accelerated payments resulting from our intention to resolve during the remaining nine months of 2005 and the first three months of 2006 open tax years with the Internal Revenue Service and certain state and foreign tax authorities. These projected payments are included in our accrued income taxes as of February 27, 2005.

The information in the table above reflects our estimates of future cash payments. These estimates and projections are based upon assumptions that are inherently subject to significant economic, competitive, legislative and other uncertainties and contingencies, many of which are beyond our control. Accordingly, our actual expenditures and liabilities may be materially higher or lower than the estimates and projections reflected in this table. The inclusion of these projections and estimates should not be regarded as a representation by us that the estimates will prove to be correct.

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

Cash Flows

The following table summarizes, for the three months ended February 27, 2005 and February 29, 2004, selected items in our consolidated statements of cash flows:

(Dollars in Thousands)	Three Months Ended February 27, 2005	Three Months Ended February 29, 2004
Cash (used for) provided by operating activities	$(80,596)	$11,483
Cash used for investing activities	(4,724)	(10,045)
Cash provided by (used for) financing activities	8,517	(5,415)
Cash and cash equivalents	223,139	139,472

Cash used for operating activities was $80.6 million for the three months ended February 27, 2005 compared to cash provided by operating activities of $11.5 million for the same period in 2004.

The increase in cash used for operating activities was primarily due to the following factors:

•	During the three months ended February 27, 2005, inventories increased by $52.0 million compared to a decrease of $64.0 million in the same period in 2004. The increase in the current period is primarily due to a build up of inventory in preparation for the spring season and inventory management actions taken by all business units to avoid inventory shortages and to maintain consistent order flow.

•	During the three months ended February 27, 2005, accrued employee wages and benefits decreased $67.1 million as compared to an increase of $22.5 million during the same period in 2004. The decrease was primarily attributable to the payment of approximately $81.0 million under our annual and long term incentive plans, compared to approximately $2.0 million in the prior year period Also contributing to the decrease was the impact of our restructuring initiatives which resulted in substantially lower headcount as compared to the same period in 2004.

•	During the three months ended February 27, 2005, accounts payable and accrued liabilities decreased by $100.0 million compared to a $61.9 million decrease in the same period last year. The decrease in the current period is primarily due to the the impact of decreased operating expense spend, the timing of inventory purchases and the related shorter payment term demands from our contract manufacturers. The prior period decrease is primarily due to a decrease in inventory purchases as well as a reduction in operating expense spend.

Factors that partially offset these increases were as follows:

•	During the three months ended February 27, 2005, we had income of $47.3 million as compared to a loss of $2.4 million during the same period in 2004.

•	During the three months ended February 27, 2005, trade accounts receivable decreased by $63.7 million compared to $0.4 million in the same period in 2004. The decrease in the current period is primarily due to the decline in net sales from the fourth quarter amount of $1.2 billion to $1.0 billion in the first quarter. The prior year fluctuation resulted from the timing of the receipt of cash payments during the comparable period.

•	During the three months ended February 27, 2005, our income tax liabilities increased by $43.7 million, compared to a $0.8 million decrease in the same period last year. This increase results from our recording of a $49.1 million income tax provision in the current year as compared to a $3.6 million income tax benefit in the prior year, partially offset by a $10.2 million increase in income tax payments during the current period as compared to 2004.

Cash used for investing activities was $4.7 million for the three months ended February 27, 2005, compared to $10.0 million for the same period in 2004.

The decrease resulted primarily from lower realized losses on net investment hedges and was partially offset by an increase in investments in information technology systems, due in part to our decision to build an internal infrastructure in Asia with the installation of a worldwide enterprise resource planning system.

Cash provided by financing activities was $8.5 million for the three months ended February 27, 2005 compared to cash used for financing activities of $5.4 million for the same period in 2004.

Cash provided by financing activities primarily reflected our issuance of $450.0 million in 9.75% unsecured notes due 2015. The increase was largely offset by the repayment of $372.1 million in aggregate principal amount of our 2006 notes, the payment of debt issuance costs of approximately $10.4 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million. Cash used for financing activities of $5.4 million in the prior comparable period primarily reflected required payments on the equipment financing and senior secured term loan as well as repayments on short-term borrowings.

Indebtedness

Overview

The following table shows our debt and cash and cash equivalents as of February 27, 2005, and after giving effect to our issuance in March 2005 of $380.0 million floating rate notes due 2012 and €150.0 million Euro notes due 2013, our subsequent repurchase and redemption of all outstanding senior notes due 2008 and our payment of tender offer and redemption premiums of approximately $34.0 million. After giving effect to these items, our debt, net of cash on hand, was $2.2 billion as of February 27, 2005, compared with $2.0 billion as of November 28, 2004:

Dollars in thousands	Balance as of February 27, 2005	Balance as of February 27, 2005, giving effect to March and April 2005 financing actions
Long-Term Debt:
Secured:
Term loan	$493,750	$493,750
Revolving credit facility	—	—
Notes payable, at various rates	342	342

Subtotal	494,092	494,092
Unsecured:
Notes:
7.00%, due 2006	77,721	77,721
11.625% Dollar denominated, due 2008	378,179	—
11.625% Euro denominated, due 2008	164,100	—
12.25% senior notes, due 2012	571,732	571,732
9.75% senior notes, due 2015	450,000	450,000
Floating rate notes due 2012	—	380,000
8.625% Euro notes, due 2013	—	201,255
Yen-denominated Eurobond 4.25%, due 2016	189,897	189,897

Subtotal	1,831,629	1,870,605
Current maturities	(5,225)	(5,225)

Total long-term debt	$2,320,496	$2,359,472

Short-Term Debt:
Short-term borrowings	$16,651	$16,651
Current maturities of long-term debt	5,225	5,225

Total short-term debt	$21,876	$21,876

Total long-term and short-term debt	$2,342,372	$2,381,348

Cash and cash equivalents	$223,139	$206,271

Restricted cash	$4,721	$4,721

As of February 27, 2005, we had fixed rate debt of approximately $2.0 billion (87% of total debt) and variable rate debt of approximately $0.3 billion (13% of total debt). As of February 27, 2005, after giving effect to our March and April 2005 financing actions, our fixed rate debt would have been approximately $1.7 billion (72% of debt) and our variable rate debt would have been approximately $0.7 billion (28% of debt). The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Principal Payments

The table below sets forth, as of February 27, 2005, the required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, giving effect to our issuance in March 2005 of $380.0 million floating rate notes due 2012 and €150.0 million Euro notes due 2013 and our subsequent repurchase and redemption of all outstanding senior notes due 2008. The table also gives effect to the satisfaction of the 2008 notes refinancing condition and the different 2006 notes refinancing condition scenarios under our senior secured term loan.

	Principal payments as of February 27, 2005
Fiscal year	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met
2005 (remaining nine months) (1)	$20,603	$20,603
2006(2)	567,744	82,744
2007	—	5,000
2008	—	5,000
2009	—	475,000
Thereafter	1,793,001	1,793,001

Total	$2,381,348	$2,381,348

(1)	Includes required payments of approximately $3.8 million under our senior secured term loan and payments relating to short-term borrowings of approximately $16.7 million.
(2)	Under our senior secured term loan agreement, we must refinance, repay or otherwise irrevocably set aside funds for all of our senior unsecured notes due 2006 by May 1, 2006, or our senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of our 2006 notes, we will have to repay or otherwise satisfy approximately $568.0 million of debt in fiscal 2006. If we meet the 2006 notes refinancing condition, the senior secured term loan will mature on September 29, 2009 and we will have to repay or otherwise satisfy approximately $83.0 million of debt in 2006.

Credit Agreement Ratios

Term Loan Leverage Ratio. Our senior secured term loan contains a consolidated senior secured leverage ratio of 3.5 to 1.0, which is measured as of the end of each fiscal quarter. As of February 27, 2005, we were in compliance with this ratio.

Revolving Credit Facility Fixed Charge Coverage Ratio. Our senior secured revolving credit facility contains a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of February 27, 2005, we were not required to perform this calculation.

See Note 5 to our consolidated financial statements for further discussion of our indebtedness as of February 27, 2005 and our refinancing activities during and subsequent to the three months ended February 27, 2005.

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

Foreign Currency Translation

The functional currency for most of our foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies and certain other subsidiaries. The translation adjustments for these entities are included in “Other income, net.”

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

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense, net” in the Statements of Operations. As a result, net income may be subject to volatility. The derivative instruments that qualify for hedge accounting currently hedge our net investment position in certain of our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that qualify for hedge accounting are recorded as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”). Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement is effective for awards granted, modified or settled in interim periods or fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 123(R) will have a significant effect on our financial statements.

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

•	changing domestic and international retail environments;

•	changes in the level of consumer spending or preferences in apparel;

•	mergers among several of our top ten customers;

•	our go-to-market executional performance;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our dependence on key distribution channels, customers and suppliers;

•	the effectiveness of our promotion, incentive and service programs with retailers;

•	changing fashion trends;

•	our ability to secure sufficient contract manufacturing capacity;

•	risks related to the impact of consumer and customer reactions to new products;

•	our ability to expand controlled distribution of our products;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of ongoing and potential future restructuring activities;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	changes in trade laws including the recent elimination of quotas under the WTO Agreement on textiles and clothing;

•	political or financial instability in countries where our products are manufactured; and

•	other risks detailed in our Annual Report on Form 10-K for the year ended November 28, 2004 and other filings with the Securities and Exchange Commission.

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

At February 27, 2005, we had U.S. dollar spot and forward currency contracts to buy $619.7 million and to sell $341.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through July 2005. We have no option contracts outstanding at February 27, 2005.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

Item 4. Controls and Procedures

In conjunction with their audit of our financial statements for the year ended November 28, 2004, our independent registered public accounting firm identified three significant deficiencies in our internal control. These significant deficiencies and the actions we have taken to address them are summarized as follows:

•	The first matter pertained to our accruals for claims processing expenses related to our U.S. workers’ compensation program. We have revised the process for estimating these expenses and, to that end, have moved the responsibility for this activity to our corporate controller. We believe these actions have substantially remediated this issue and have improved our workers’ compensation accounting and reporting process.

•	The second matter relates to our process for estimating one type of allowance that we provide to our U.S. retail customers. In response, we have refined our estimation methodology in the first quarter of 2005, by better utilizing internal retail planning applications in order to develop more robust and objectively verifiable data to support our accruals.

•	The third matter relates to the financial reporting process and general control environment in our U.K. subsidiary. In response, starting in mid-2004, we replaced the top members of our U.K. finance management team in 2004 with personnel who have substantial GAAP experience. In addition, we redesigned the organization structure to drive more focus on internal controls. During the remainder of 2005 we will continue to identify areas for improvement and take the necessary steps to strengthen our financial reporting process and general control environment in our U.K. subsidiary.

As of February 27, 2005, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, and took into account the actions we have taken during 2005 in response to the communication of the significant deficiencies from our independent registered public accounting firm in conjunction with their 2004 audit. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we will not be subject to the requirements until our annual report on Form 10-K for fiscal year 2006.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Wrongful Termination Litigation. There have been no material developments in this litigation since the Company filed its 2004 Annual Report on Form 10-K on February 17, 2005. For information about the litigation, see Note 9 to the consolidated financial statements contained in such Annual Report on Form 10-K.

Class Actions Securities Litigation. There have been no material developments in this litigation since the Company filed its 2004 Annual Report on Form 10-K on February 17, 2005. For information about the litigation, see Note 9 to the consolidated financial statements contained in such Annual Report on Form 10-K.

Comexma Litigation. On March 3, 2005, the Civil Court in the Federal District in Mexico City, Mexico entered a judgment against Levi Strauss & Co. in favor of a former contract manufacturer who had brought suit alleging that its business had suffered direct damages and harm to its reputation from an unauthorized anti-counterfeiting raid on its Mexico City facilities in June 2001.

The lawsuit, Compania Exportadora de Maquila, Comexma v. Levi Strauss & Co., et al, was brought following a raid on Comexma’s Mexico City facilities that was conducted by local police and accompanied by local media upon the initiation of our outside Mexican brand protection counsel. The local counsel failed to follow our pre-approval procedures for initiating such a raid, which required such counsel to check with us before going forward to confirm that the target was not an authorized contractor. No counterfeiting activity was uncovered, and the raid was terminated upon confirmation from us that Comexma was an authorized manufacturer. The raid occurred within a few months after we had notified Comexma that we were terminating our contract manufacturing relationship, and during the period in which we believe Comexma was in the process of negotiating with its employees and others to shut down its facility.

The court awarded Comexma approximately $24.5 million in direct damages and lost income, and an additional approximately $20.5 million in damages for harm to its reputation. We strongly disagree with the court’s decision and have filed an appeal of the Civil Court’s judgment. On appeal, we seek to have the judgment reversed or remanded for further proceedings, and, if the appellate court affirms the lower court on the issue of liability, to have the amount of the direct and additional damages reduced substantially. Based upon advice of legal counsel in regards to the probable range of loss in the event we lose on appeal or otherwise do not prevail, we have recorded a provision during the three months ended February 27, 2005 related to this litigation that is included in our selling, general and administrative expenses. A decision by the appellate court could be rendered as early as the next two to four months.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

4.1	Indenture, dated as of March 11, 2005, between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the Floating Rate Senior Notes due 2012. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 11, 2005.

4.2	Indenture, dated as of March 11, 2005, between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 11, 2005.

4.3	Registration Rights Agreement, dated as of March 11, 2005, among Levi Strauss & Co., Banc of America Securities LLC and Citigroup Global Markets Inc. in relation to the Floating Rate Senior Notes due 2012. Previously filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 11, 2005.

4.4	Registration Rights Agreement, dated as of March 11, 2005, among Levi Strauss & Co., Banc of America Securities LLC and Citigroup Global Markets Inc. in relation to the Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 11, 2005.

4.5	Purchase Agreement, dated March 7, 2005, between Levi Strauss & Co. and Banc of America Securities LLC and Citigroup Global Markets Inc. in respect of private placement of Floating Rate Senior Notes due 2012 and Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 11, 2005.

10.1	Levi Strauss & Co. 2005 Senior Executive Long-Term Incentive Plan. Filed herewith.

10.2	Offer Letter, dated as of March 24, 2005, between Levi Strauss & Co. and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Financial Officer of Levi Strauss & Co. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Section 906 certification. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2005	LEVI STRAUSS & CO.
(Registrant)

	By:	/S/ GARY W. GRELLMAN
Gary W. Grellman
Vice President and Controller (Principal Accounting Officer)