Form 10-Q
period 2005-05-29
LEVI STRAUSS & CO
filed 2005-07-12
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 29, 2005

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

Common Stock $.01 par value—37,278,238 shares outstanding on July 5, 2005

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Item 1.    Consolidated Financial Statements

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	May 29, 2005	November 28, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$248,617	$299,596
Restricted cash	2,475	1,885
Trade receivables, net of allowance for doubtful accounts of $27,501 and $29,002	465,898	607,679
Inventories:
Raw materials	26,792	45,271
Work-in-process	20,166	22,950
Finished goods	604,036	486,633

Total inventories	650,994	554,854
Deferred tax assets, net of valuation allowance of $26,364	131,491	131,491
Other current assets	77,415	83,599

Total current assets	1,576,890	1,679,104
Property, plant and equipment, net of accumulated depreciation of $469,930 and $486,439	389,439	416,277
Goodwill	199,905	199,905
Other intangible assets, net of accumulated amortization of $677 and $720	46,486	46,779
Non-current deferred tax assets, net of valuation allowance of $360,319	455,303	455,303
Other assets	95,560	88,634

Total assets	$2,763,583	$2,886,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$17,013	$75,165
Current maturities of capital lease obligations	1,516	1,587
Accounts payable	209,068	279,406
Restructuring reserves	22,521	41,995
Accrued liabilities	217,105	253,322
Accrued salaries, wages and employee benefits	222,667	293,762
Accrued income taxes	113,086	124,795

Total current liabilities	802,976	1,070,032
Long-term debt, less current maturities	2,340,608	2,248,723
Long-term capital lease, less current maturities	4,714	5,854
Post-retirement medical benefits	471,701	493,110
Pension liability	194,218	217,459
Long-term employee related benefits	154,847	154,495
Long-term income tax liabilities	24,145	—
Other long-term liabilities	42,815	43,205
Minority interest	20,165	24,048

Total liabilities	4,056,189	4,256,926

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,280,342)	(1,354,428)
Accumulated other comprehensive loss	(101,445)	(105,677)

Stockholders’ deficit	(1,292,606)	(1,370,924)

Total liabilities and stockholders’ deficit	$2,763,583	$2,886,002

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
Net sales	$943,670	$958,833	$1,949,542	$1,921,137
Cost of goods sold	506,171	546,140	1,025,458	1,100,198

Gross profit	437,499	412,693	924,084	820,939
Selling, general and administrative expenses	302,156	304,929	611,078	594,424
Long-term incentive compensation expense	3,701	14,132	9,320	26,332
Gain on disposal of assets	(1,490)	(1,133)	(2,852)	(1,088)
Other operating income	(16,917)	(9,520)	(30,507)	(18,033)
Restructuring charges, net of reversals	5,224	25,679	8,414	80,041

Operating income	144,825	78,606	328,631	139,263
Interest expense	66,377	65,208	134,707	133,435
Loss on early extinguishment of debt	43,019	—	66,025	—
Other (income) expense, net	(594)	5,172	(4,553)	3,536

Income before taxes	36,023	8,226	132,452	2,292
Income tax expense (benefit)	9,256	2,602	58,366	(964)

Net income	$26,767	$5,624	$74,086	$3,256

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	May 29, 2005	May 30, 2004
Cash Flows from Operating Activities:
Net income	$74,086	$3,256
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	29,825	30,127
Non-cash asset write-offs associated with reorganization initiatives	—	34,653
Gain on disposal of assets	(2,852)	(1,088)
Unrealized foreign exchange gains	(8,177)	(6,441)
Non-cash loss on early extinguishment of debt	12,473	—
Decrease in trade receivables	144,072	97,013
(Increase) decrease in inventories	(99,352)	149,137
Decrease in other current assets	3,496	22,100
Decrease in other non-current assets	7,615	7,592
Decrease in accounts payable and accrued liabilities	(109,075)	(58,187)
Decrease in restructuring reserves	(19,578)	(30,042)
(Decrease) increase in accrued salaries, wages and employee benefits	(70,266)	44,546
Increase (decrease) in income tax liabilities	14,742	(26,160)
Decrease in long-term employee related benefits	(41,735)	(72,740)
(Decrease) increase in other long-term liabilities	(28)	842
Other, net	(2,796)	2,774

Net cash (used for) provided by operating activities	(67,550)	197,382

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,600)	(8,059)
Proceeds from sale of property, plant and equipment	7,388	5,592
Cash inflow (outflow) from net investment hedges	2,163	(1,086)
Acquisition of Turkey minority interest	(3,835)	—

Net cash used for investing activities	(6,884)	(3,553)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,031,255	—
Repayments of long-term debt	(977,576)	(6,664)
Net decrease in short-term borrowings	(2,580)	(380)
Debt issuance costs	(24,145)	(525)
Increase in restricted cash	(722)	—
Other, net	(1,350)	—

Net cash provided by (used for) financing activities	24,882	(7,569)

Effect of exchange rate changes on cash	(1,427)	2,012

Net (decrease) increase in cash and cash equivalents	(50,979)	188,272
Beginning cash and cash equivalents	299,596	143,445

Ending cash and cash equivalents	$248,617	$331,717

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$117,628	$117,853
Income taxes	49,787	24,696
Restructuring initiatives	27,992	75,307

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

NOTE  1:    PREPARATION OF FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Levi Strauss & Co. and its foreign and domestic subsidiaries (“LS&CO.” or the “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 28, 2004 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on February 17, 2005.

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 29, 2005 may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2005.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2005 fiscal year consists of 52 weeks ending November 27, 2005. Each quarter of fiscal year 2005 consists of 13 weeks. The 2004 fiscal year consisted of 52 weeks ended November 28, 2004 with all four quarters consisting of 13 weeks.

Restricted Cash

Restricted cash as of May 29, 2005 and November 28, 2004 was $2.5 million and $1.9 million, respectively, and primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations.

Reclassification of Outstanding Checks

The Company included approximately $15.5 million of outstanding checks in “accounts payable” in its previously filed consolidated balance sheet as of May 30, 2004. Outstanding checks represent checks that have been issued by the Company but have not been processed against the Company’s bank accounts as of the balance sheet date. As of November 28, 2004, the Company reported outstanding checks as a reduction in “cash and cash equivalents” in the consolidated balance sheet and statement of cash flows, and the prior year amount in the statement of cash flows, for the six months ended May 30, 2004, has been reclassified to reflect this presentation.

Long-lived Assets Held for Sale

At May 29, 2005 and November 28, 2004, the Company had approximately $0.5 million and $2.3 million, respectively, of long-lived assets held for sale. Such assets are recorded in “Property, plant and equipment.” Long-lived assets held for sale as of May 29, 2005 primarily relate to closed manufacturing plants in Spain and San Francisco, California.

Loss on Early Extinguishment of Debt

During the three and six months ended May 29, 2005, the Company recorded a $43.0 million and $66.0 million loss, respectively, on early extinguishment of debt as a result of its debt refinancing activities during the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

periods. The loss in the three and six months ended May 29, 2005 was comprised of tender offer premiums and other fees and expenses approximating $33.8 million and $53.5 million, respectively, and the write-off of approximately $9.2 million and $12.5 million, respectively, of unamortized debt discount and capitalized costs. Such costs were incurred in conjunction with the Company’s completion in January 2005 of a tender offer to repurchase $372.1 million of its $450.0 million principal amount 2006 notes, and completion in March and April 2005 of the tender offers and redemptions of its $380.0 million and €125.0 million 2008 notes. (See also Note 5 to the Consolidated Financial Statements).

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2007.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

NOTE 2:    RESTRUCTURING RESERVES

Summary

The following describes the activities associated with the Company’s reorganization initiatives, including plant closures. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and other reorganization initiatives. Other restructuring costs primarily relate to lease liability and facility closure costs. Reductions consist of payments for severance, employee benefits, and other restructuring costs, and foreign exchange differences.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

The total balance of the reserves at May 29, 2005 and November 28, 2004 was $31.3 million and $50.8 million, respectively. For the three and six months ended May 29, 2005, the Company recognized restructuring charges, net of reversals, of $5.2 million and $8.4 million, respectively. For the three and six months ended May 30, 2004, the Company recognized restructuring charges, net of reversals, of $25.7 million and $80.0 million, respectively. Charges in the three and six months ended May 29, 2005 relate primarily to additional severance and benefit expenses related to the 2004 U.S. and European organizational changes described below. Charges in the three and six months ended May 30, 2004 relate primarily to the indefinite suspension of an enterprise resource planning system installation, the 2004 organizational changes commenced in the three months ended May 30, 2004 and additional charges related to the Company’s 2003 organizational changes and plant closures described below. The Company expects to utilize a significant portion of its restructuring reserves during the next 12 months.

The following table summarizes the 2005 activity, and the reserve balances as of November 28, 2004 and as of May 29, 2005, associated with the Company’s reorganization initiatives:

	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	May 29, 2005
	(Dollars in thousands)
2004 Reorganization Initiatives	$36,904	$10,684	$(18,559)	$(1,002)	$28,027
2003 and 2002 Reorganization Initiatives	13,935	698	(9,433)	(1,966)	3,234

Total	$50,839	$11,382	$(27,992)	$(2,968)	$31,261

Current portion of restructuring reserves	$41,995				$22,521
Non-current portion of restructuring reserves (1)	8,844				8,740

Total	$50,839				$31,261

(1)	Non-current portion of restructuring reserves is included in “Other long-term liabilities” on the consolidated balance sheet.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

2004 Reorganization Initiatives

The table below displays, for the 2004 reorganization initiatives, the restructuring activity for the six months ended May 29, 2005, the balance of the restructuring reserves as of May 29, 2005 and cumulative charges to date.

	November 28, 2004	Restructuring Charges	Restructuring Reductions (7)	Restructuring Reversals (8)	May 29, 2005	Cumulative Charges to date (9)
	(Dollars in thousands)
2004 Spain Plant Closures (1)
Severance and employee benefits	$2,425	$289	$(2,502)	$—	$212	$26,364
Other restructuring costs	3	219	(197)	—	25	1,422

Total	2,428	508	(2,699)	—	237	27,786

2004 Australia Plant Closure (2)
Severance and employee benefits	751	—	(652)	—	99	2,562
Other restructuring costs	—	—	—	—	—	—

Total	751	—	(652)	—	99	2,562

2004 U.S. Organizational Changes (3)
Severance and employee benefits	4,852	3,901	(4,555)	(502)	3,696	13,892
Other restructuring costs	14,543	562	(987)	—	14,118	16,220

Total	19,395	4,463	(5,542)	(502)	17,814	30,112

2004 Europe Organizational Changes (4)
Severance and employee benefits	9,702	3,909	(7,643)	(472)	5,496	17,510
Other restructuring costs	1,098	60	(271)	(58)	829	1,175
Asset write-off	—	—	—	—	—	543

Total	10,800	3,969	(7,914)	(530)	6,325	19,228

2004 Dockers® Europe Organizational Changes (5)
Severance and employee benefits	1,349	1,618	(1,139)	44	1,872	3,113
Other restructuring costs	—	35	(2)	9	42	44

Total	1,349	1,653	(1,141)	53	1,914	3,157

2004 Indefinite Suspension of ERP Installation (6)
Severance and employee benefits	520	91	(557)	(23)	31	2,669
Other restructuring costs	1,661	—	(54)	—	1,607	6,668
Asset write-off	—	—	—	—	—	33,417

Total	2,181	91	(611)	(23)	1,638	42,754

Total—2004 Reorganization Initiatives	$36,904	$10,684	$(18,559)	$(1,002)	$28,027	$125,599

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

(1)	During the year ended November 28, 2004, the Company closed its two owned and operated manufacturing plants in Spain. A portion of the property, plant and equipment was sold in March 2005 for a gain of approximately $3.6 million. The Company is exploring its options for the disposal of the remaining related property, plant and equipment. Current appraised values indicate that there does not appear to be an impairment issue relating to the carrying amounts of such assets. Current period charges represent additional severance and employee benefits and facility closure costs. The Company expects to incur no additional restructuring costs in connection with this action.
(2)	During the year ended November 28, 2004, the Company closed its owned and operated manufacturing plant in Adelaide, Australia. The Company is exploring its options for the disposal of the related property, plant and equipment. Current appraised values indicate that there does not appear to be an impairment issue relating to the carrying amounts of such assets. The Company expects to incur no additional restructuring costs in connection with this action.
(3)	During the year ended November 28, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. Current period charges represent additional severance and employee benefits and costs associated with remaining lease liabilities. The Company estimates that it will incur future additional restructuring charges principally related to costs associated with remaining lease liabilities of approximately $2.3 million.
(4)	During the year ended November 28, 2004, the Company commenced additional reorganization actions in its European operations which it expects will result in the displacement of approximately 154 employees. Current period charges represent additional severance and employee benefits related to headcount reductions at the Company’s distribution center in Germany. The Company estimates that it will incur additional restructuring charges of approximately $3.0 million relating to these actions, principally in the form of severance and employee benefits payments, which will be recorded as they become probable and estimable.
(5)	During 2004, the Company commenced the process of changing its Dockers® business model in Europe. The Company plans to transfer and consolidate Dockers® Europe’s operations in Brussels, which is the European headquarters of Levi Strauss & Co. Current period charges represent additional severance and employee benefits and facility closure costs. The Company anticipates that the move will take place in the third quarter of 2005, resulting in the closure of its Amsterdam office. During the third quarter of 2005, the Company expects to incur additional restructuring costs of approximately $6.0 million in the form of severance and employee benefits payments, contract termination costs and asset disposals, which will be recorded as they become probable and estimable, or in the case of contract termination costs, when the related contracts are terminated.
(6)	In December 2003, the Company indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use. The Company expects to incur no additional restructuring costs in connection with this action.
(7)	Reductions consist of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.
(8)	Net reversals of approximately $1.0 million recorded by the Company in the six month period ended May 29, 2005 related primarily to lower than anticipated severance and employee benefit costs.
(9)	Amounts represent cumulative restructuring charges, net of reversals, from the initiative’s inception through May 29, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

2003 and 2002 Reorganization Initiatives

The table below displays, for the 2003 and 2002 reorganization initiatives, the restructuring activity for the six months ended May 29, 2005, the balance of the restructuring reserves as of May 29, 2005 and the cumulative charges to date.

	November 28, 2004	Restructuring Charges	Restructuring Reductions (5)	Restructuring Reversals	May 29, 2005	Cumulative Restructuring Charges to date (6)
	(Dollars in thousands)
2003 U.S. Organizational Changes (1)
Severance and employee benefits	$3,033	$28	$(1,818)	$(881)	$362	$28,808
Other restructuring costs	66	—	(13)	(53)	—	970

Total	3,099	28	(1,831)	(934)	362	29,778

2003 North America Plant Closures (2)
Severance and employee benefits	6,624	293	(5,130)	(542)	1,245	45,401
Other restructuring costs	1,800	322	(1,657)	(286)	179	8,117
Asset write-off	—	—	—	—	—	12,212

Total	8,424	615	(6,787)	(828)	1,424	65,730

2003 Europe Organizational Changes (3)
Severance and employee benefits	1,827	53	(524)	(192)	1,164	27,327
Other restructuring costs	291	2	(117)	(12)	164	1,616

Total	2,118	55	(641)	(204)	1,328	28,943

2002 Europe Reorganization Initiatives (4)
Severance and employee benefits	275	—	(171)	—	104	1,114
Other restructuring costs	19	—	(3)	—	16	61

Total	294	—	(174)	—	120	1,175

Total 2003 and Prior Reorganization Initiatives	$13,935	$698	$(9,433)	$(1,966)	$3,234	$125,626

(1)	In September 2003, the Company commenced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. During the six month period ended May 29, 2005, the Company reversed approximately $0.9 million of charges primarily related to revised COBRA and annual incentive plan liabilities. The Company expects to incur no significant additional restructuring charges in connection with this initiative
(2)

In January 2004, the Company closed its sewing and finishing operations in San Antonio, Texas and in March 2004, the Company closed three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario. During the six month period ended

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

May 29, 2005, the Company reversed approximately $0.5 million of charges related to lower than anticipated severance and employee benefit costs and $0.3 million related to facility closure costs. Current period charges represent additional severance, employee benefits and facility closure costs. The remaining liability of approximately $1.4 million primarily relates to anticipated salary and benefit payments, most of which are expected to be made by the end of 2005. The Company expects to incur no significant additional restructuring charges in connection with this initiative

(3)	During the fourth quarter of 2003, the Company commenced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. During the six month period ended May 29, 2005, the Company reversed approximately $0.2 million of charges related to lower than anticipated severance and employee benefit costs. The remaining liability of $1.3 million relates primarily to salary and benefit payments expected to be made within the next twelve months. The Company expects to incur no additional restructuring charges in connection with this action.
(4)	In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions included the closures of the leased distribution centers in Belgium, France and Holland during the first half of 2004. The Company expects to incur no additional restructuring charges in connection with these initiatives.
(5)	Reductions consist of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.
(6)	Amounts represent cumulative charges, net of reversals, from the initiative’s inception through May 29, 2005.

NOTE 3:    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $199.9 million as of both May 29, 2005 and November 28, 2004. Other intangible assets were as follows:

	May 29, 2005			November 28, 2004
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Amortized intangible assets:
Other intangible assets	$4,269	$(677)	$3,592	$4,590	$(720)	$3,870
Unamortized intangible assets:
Trademarks	42,894	—	42,894	42,909	—	42,909

Total	$47,163	$(677)	$46,486	$47,499	$(720)	$46,779

On March 31, 2005, the Company acquired the remaining 49% minority interest of its joint venture in Turkey for approximately $3.8 million in cash and obtained 100% ownership of the venture. The Company accounted for the acquisition using the purchase method, as prescribed by Financial Accounting Standards Board Statement No. 141, “Business Combinations”. As a result of the purchase, the Company recognized approximately $0.3 million related to acquired sales backlog, which is included in other intangible assets at May 29, 2005.

The Company has previously consolidated the results of operations and financial position of the joint venture, and as a result, the acquisition did not have a material impact on the Company’s financial condition as of May 29, 2005 or its results of operations for the three and six months ended May 29, 2005. The order backlog is being amortized over a six-month period.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Amortization expense for the three and six months ended May 29, 2005 was $0.1 million and $0.4 million, respectively. Amortization expense for the three and six months ended May 30, 2004 was $0.03 million and $0.1 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s finite lived intangible assets is estimated at approximately $0.5 million per year.

NOTE 4:    INCOME TAXES

The Company’s income tax provision for the three and six months ended May 29, 2005 was approximately $9.3 million and $58.4 million, respectively, which includes approximately $17.2 million and $65.6 million, respectively, of expense relating to current year operations, reduced by approximately $7.9 million and $7.2 million, respectively, of discrete benefits relating primarily to a decrease in the Company’s contingent tax liabilities.

The effective income tax rate for the six months ended May 29, 2005 was 44.1%. This differs from the Company’s estimated annual effective income tax rate described below, due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized for the full year. In accordance with FASB Interpretation No. 18, the Company adjusts its annual estimated effective tax rate to exclude the impact of these foreign losses. The adjusted estimated annual effective income tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, and then adjusted by discrete items to compute income tax expense for the six months ended May 29, 2005.

Estimated Annual Effective Income Tax Rate.    The estimated annual effective income tax rate for the full year 2005 and 2004 differs from the U.S. federal statutory income tax rate of 35% as follows:

	Fiscal Year 2005 (1)	Fiscal Year 2004 (2)
Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	0.2	2.1
Impact of foreign operations	13.3	(236.8)
Reassessment of reserves due to changes in estimates	(0.2)	(6.4)
Other, including non-deductible expenses	0.3	(9.0)

	48.6%	(215.1)%

(1)	Estimated annual effective income tax rate for fiscal year 2005.
(2)	Projected annual effective income tax rate used for the six months ended May 30, 2004.

The “State income taxes, net of U.S. federal impact” item above primarily reflects franchise tax and minimum tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a full valuation allowance against state net operating loss carryforwards. The annual estimated effective tax rate for the periods presented does not include any anticipated benefit from additional current year state tax losses. For 2004, the projected effective rate also included a benefit from a change in the average apportioned state income tax rate.

The “Impact of foreign operations” item above reflects changes in the residual U.S. tax on unremitted foreign earnings and the Company’s expectation that foreign income taxes will be deducted rather than claimed as a credit for U.S. federal income tax purposes. Additionally, this item includes the impact of foreign income and losses incurred in jurisdictions with tax rates that are different from the U.S. federal statutory rate and foreign

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

losses for which no tax benefit can be recognized. For 2004, higher foreign losses for which no tax benefit was expected, and lower projected pre-tax operating results, account for the greater relative percentage of the reconciling item from the U.S. federal statutory rate.

The “Reassessment of reserves due to change in estimates” item above relates primarily to changes in the Company’s estimate of its contingent tax liabilities. The 0.2 percentage point decrease in the annual estimated effective tax rate for 2005 relates primarily to additional interest for the 2005 fiscal year of approximately $5.5 million offset by the reversal of prior years’ contingent tax liabilities of approximately $6.0 million, resulting primarily from the agreement reached with the Internal Revenue Service described below. For 2004, the 6.4 percentage point decrease in the projected effective tax rate relates to estimated annual interest expense on the Company’s contingent income tax liabilities.

The “Other, including non-deductible expenses” item above relates primarily to items that are expensed for determining book income but that will not be deductible in determining U.S. federal taxable income. In 2004, a lower projected pre-tax operating result accounted for the greater relative percentage of the reconciling items from the U.S. federal statutory rate.

Examination of Tax Returns.    In June 2005, the Company reached agreement with the Appeals division of the Internal Revenue Service regarding the examination of the Company’s consolidated U.S. federal income tax returns for the years 1986-1989. As a result of the agreement, the Company reduced its contingent tax liabilities for prior years by approximately $4.2 million during the three months ended May 29, 2005.

The Company continues to have unresolved issues in its consolidated U.S. federal corporate income tax returns for the years 1990-2004. The Company is holding discussions with the Internal Revenue Service to negotiate a settlement relating to the years 1990-1999. There is no assurance the Company will be able to reach an agreement with the Internal Revenue Service relating to these years. The Internal Revenue Service has not yet begun an examination of the Company’s 2000 – 2004 U.S. federal corporate income tax returns.

Certain state and foreign tax returns are under examination by various regulatory authorities. The Company continuously reviews issues raised in connection with all on-going examinations and open tax years to evaluate the adequacy of its reserves. The Company believes that its accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at May 29, 2005. However, it is possible the Company may also incur additional income tax liabilities related to prior years. The Company estimates this additional potential exposure to be approximately $28.9 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $28.9 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

Reclassifications.    During fiscal 2005, the Company reclassified approximately $24.1 million of contingent tax liabilities from current to non-current. The reclassification is due in part to a decision to appeal a foreign tax ruling the Company previously expected to settle during 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

NOTE 5:    LONG-TERM DEBT

Long-term debt is summarized below:

	May 29, 2005	November 28, 2004
	(Dollars in thousands)
Long-term debt
Secured:
Term loan	$492,500	$495,000
Revolving credit facility	—	—
Customer service center equipment financing (1)	—	55,936
Notes payable, at various rates	273	408

Subtotal	492,773	551,344

Unsecured:
Notes:
7.00%, due 2006 (2)	77,741	449,095
11.625% Dollar denominated, due 2008 (3)	—	378,022
11.625% Euro denominated, due 2008 (3)	—	165,260
12.25% Senior Notes, due 2012	571,794	571,671
9.75% Senior Notes, due 2015 (2)	450,000	—
Floating rate notes due 2012 (3)	380,000	—
8.625% Euro notes, due 2013 (3)	187,965	—
Yen-denominated Eurobond 4.25%, due 2016	185,494	194,534

Subtotal	1,852,994	1,758,582
Current maturities	(5,159)	(61,203)

Total long-term debt	$2,340,608	$2,248,723

Short-term debt:
Short-term borrowings	$11,854	$13,962
Current maturities of long-term debt	5,159	61,203

Total short-term debt	$17,013	$75,165

Total long-term and short-term debt	$2,357,621	$2,323,888

Cash and cash equivalents	$248,617	$299,596

Restricted cash	$2,475	$1,885

(1)	In December 1999, the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. On December 7, 2004, the Company paid at maturity the remaining principal outstanding under this facility of $55.9 million.
(2)	In December 2004, the Company issued $450.0 million in Senior Notes due 2015 and in January 2005 subsequently repurchased $372.1 million of outstanding notes due 2006.
(3)	In March 2005, the Company issued $380.0 million in Floating Rate Senior Notes due 2012, which are referred to as the 2012 floating rate notes, and €150.0 million in Euro Senior Notes due 2013, which are referred to as the 2013 Euro notes, and in March and April 2005 subsequently repurchased or redeemed all outstanding notes due 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Issuance of Senior Notes Due 2015 and Partial Repurchase of Senior Notes due 2006

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

Use of Proceeds—Tender Offer and Repurchase of Senior Notes Due 2006.    In December 2004, the Company commenced a cash tender offer for the outstanding principal amount of its senior unsecured notes due 2006. The tender offer expired January 12, 2005. The Company purchased pursuant to the tender offer $372.1 million in principal amount tendered of its $450.0 million principal amount 2006 notes using $372.1 million of the gross proceeds of the issuance of the 2015 notes. As a result, the Company has not yet met its 2006 refinancing condition contained in its senior secured term loan and senior secured revolving credit facility. The Company intends to use the remaining proceeds to repay outstanding debt (which may include any remaining 2006 notes). The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements. The Company paid approximately $19.7 million in tender premiums and other fees and expenses with the Company’s existing cash and cash equivalents and wrote off approximately $3.3 million of unamortized debt discount and issuance costs related to this tender offer.

Exchange Offer.    In June 2005, after a required exchange offer, all but $50,000 of the $450.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

Covenants.    The indenture governing these notes contains covenants that limit the Company’s and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or its subsidiaries’ assets. Subsidiaries of the Company that are not wholly-owned subsidiaries (for example, Japan) are permitted to pay dividends to all stockholders under these credit agreements and indentures either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis.

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

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

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

Issuance of 2012 Floating Rate Notes and 2013 Euro Notes and Repurchase and Redemption of Senior Notes due 2008

Floating Rate Notes Due 2012.    On March 11, 2005, the Company issued $380.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 7-year notes maturing on April 1, 2012 and bear interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%, payable quarterly in arrears on January 1, April 1, July 1, and October 1, commencing on July 1, 2005. Starting on April 1, 2007, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2007, the Company may redeem up to and including 100% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 104% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption, provided that after giving effect to any redemption of less than 100% of the notes then outstanding, at least $150.0 million aggregate principal amount of the notes remains outstanding. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $8.6 million are amortized over the term of the notes to interest expense.

Exchange Offer.    In June 2005, after a required exchange offer, all of the $380.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2013 Euro notes and 2015 notes.

Euro Notes Due 2013.    On March 11, 2005, the Company issued €150.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 8-year notes maturing on April 1, 2013 and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2005. Starting on April 1, 2009, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2008, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $5.2 million are amortized over the term of the notes to interest expense.

Exchange Offer.    In June 2005, after a required exchange offer, all but €2.0 million of the €150 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes and 2015 notes.

Use of Proceeds—Tender Offer and Redemption of 2008 Notes.    In February 2005, the Company commenced a cash tender offer for the outstanding principal amount of its senior unsecured notes due 2008. The tender offer expired March 23, 2005. The Company purchased pursuant to the tender offer $270.0 million and €89.0 million in principal amount tendered of the 2008 notes. The Company subsequently redeemed all remaining 2008 notes in April 2005. Both the tender offer and redemption were funded with the proceeds from the issuance of the 2012 floating rate notes and the 2013 Euro notes. As a result, the Company believes it has met its 2008 notes refinancing condition contained in its senior secured term loan. The remaining proceeds of approximately $35.2 million and use of $12.4 million of the Company’s existing cash and cash equivalents were used to pay the fees, expenses and premiums payable in connection with the March 2005 offering, the tender offer and the redemption. The Company paid approximately $33.8 million in tender premiums and other fees and expenses and wrote off approximately $9.2 million of unamortized debt discount and issuance costs related to this tender offer and redemption.

Credit Agreement Ratios

Term Loan Leverage Ratio.    The Company’s senior secured term loan contains a consolidated senior secured leverage ratio of 3.5 to 1.0, which is measured as of the end of the fiscal quarter. As of May 29, 2005, the Company was in compliance with this ratio.

Revolving Credit Facility Fixed Charge Coverage Ratio.    The Company’s senior secured revolving credit facility contains a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of May 29, 2005, the Company was not required to perform this calculation.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Other Debt Matters

Debt Issuance Costs.    The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. These costs were amortized using the straight-line method of amortization for all debt issuances prior to 2005. New debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs at May 29, 2005 and November 28, 2004 were $64.7 million and $54.8 million, respectively. Amortization of debt issuance costs, which is included in interest expense, was $2.8 million and $2.6 million for the three months ended May 29, 2005 and May 30, 2004, respectively, and $6.1 million and $5.2 million for the six months ended May 29, 2005 and May 30, 2004, respectively.

Accrued Interest.    At May 29, 2005 and November 28, 2004, accrued interest was $67.7 million and $65.6 million, respectively, and is included in accrued liabilities.

Principal Short-term and Long-term Debt Payments

The table below sets forth, as of May 29, 2005, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter. The table also gives effect to the satisfaction of the 2008 notes refinancing condition and gives effect to the two different 2006 notes refinancing condition scenarios under the senior secured term loan:

	Principal payments as of May 29, 2005
Fiscal year	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met
	(Dollars in thousands)
2005 (remaining six months) (1)	$14,490	$14,490
2006 (2)(3)	567,764	82,764
2007	—	5,000
2008	—	5,000
2009	—	475,000
Thereafter	1,775,367	1,775,367

Total	$2,357,621	$2,357,621

(1)	Includes required payments of approximately $2.5 million under the Company’s senior secured term loan and payments relating to short-term borrowings of approximately $12.0 million.
(2)	Under the Company’s senior secured term loan, the Company must refinance, repay or otherwise irrevocably set aside funds for all of the Company’s senior unsecured notes due 2006 by May 1, 2006, or its senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of the Company’s 2006 notes, the Company will have to repay or otherwise satisfy approximately $568.0 million of debt in fiscal 2006. If the Company meets the 2006 refinancing condition, the senior secured term loan will mature on September 29, 2009 and the Company will have to repay or otherwise satisfy approximately $83.0 million of debt in 2006.
(3)	The Company intends to use the remaining proceeds of the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Short-term Credit Lines and Stand-by Letters of Credit

The Company’s total unused lines of credit were approximately $333.6 million at May 29, 2005.

At May 29, 2005, the Company had unsecured and uncommitted short-term credit lines available totaling approximately $14.2 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

As of May 29, 2005, the Company’s total availability of $423.8 million under its senior secured revolving credit facility was reduced by $104.4 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $319.4 million. Included in the $104.4 million of letters of credit and other credit usage at May 29, 2005 were $17.3 million of trade letters of credit, $5.1 million of other credit usage and $82.0 million of stand-by letters of credit with various international banks, of which $63.2 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended May 29, 2005 and May 30, 2004, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.40% and 10.66%, respectively. The Company’s weighted average interest rate on average borrowings outstanding during the six months ended May 29, 2005 and May 30, 2004, including the amortization of capitalized bank fees, interest rate swap cancellations and underwriting fees, was 10.55% and 10.65%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

Under the terms of the Company’s senior secured term loan and senior secured revolving credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured senior notes limit the Company’s ability to pay dividends. Subsidiaries of the Company that are not wholly-owned subsidiaries (for example, Japan) are permitted under these credit agreements and indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s term loan and revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

NOTE 6:    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and liabilities at May 29, 2005 and November 28, 2004 are as follows:

	May 29, 2005		November 28, 2004
	Carrying Value (1)	Estimated Fair Value (1)	Carrying Value (2)	Estimated Fair Value (2)
	Assets (Liabilities)
	(Dollars in thousands)
Debt Instruments:
U.S. dollar notes offerings	$(1,537,404)	$(1,456,063)	$(1,449,410)	$(1,495,072)
Euro notes offering	(191,485)	(140,581)	(172,381)	(177,817)
Yen-denominated Eurobond placement	(186,148)	(171,308)	(195,173)	(173,774)
Term loan	(497,796)	(520,697)	(500,527)	(545,077)
Customer service center equipment financing	—	—	(57,297)	(56,654)
Short-term and other borrowings	(12,482)	(12,482)	(14,724)	(14,724)

Total	$(2,425,315)	$(2,301,131)	$(2,389,512)	$(2,463,118)

Foreign Exchange Contracts:
Foreign exchange forward contracts	$3,571	$3,571	$(4,501)	$(4,501)
Foreign exchange option contracts	162	162	579	579

Total	$3,733	$3,733	$(3,922)	$(3,922)

(1)	Includes accrued interest of $67.7 million.
(2)	Includes accrued interest of $65.6 million

The Company’s financial instruments are reflected on its books at the carrying values noted above. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. quoted market prices). The change in the estimated fair value of the Company’s total debt at May 29, 2005 as compared to the estimated fair value at November 28, 2004 was primarily due to the refinancing activities during the first half of 2005 and changes in debt and foreign exchange markets.

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data, as such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of May 29, 2005 and November 28, 2004.

NOTE 7:    COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At May 29, 2005, the Company had U.S. dollar spot and forward currency contracts to buy $366.1 million and to sell $240.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through July 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

In addition, the Company bought and sold option contracts to manage its exposure to the Euro. These transactions will result in a net purchase of $40.0 million should the options be exercised in November 2005.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.    On June 17, 2005, the parties attended a case management conference where the court set a trial date of October 2, 2006 to try plaintiffs’ Sarbanes-Oxley Act claim, plaintiffs’ defamation claim and the Company’s counter-claims. For more information about the litigation, see Note 9 to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K filed on February 17, 2005.

Class Actions Securities Litigation.    There have been no material developments in this litigation since the Company filed its 2004 Annual Report on Form 10-K. For information about the litigation, see Note 9 to the consolidated financial statements contained in such Annual Report on Form 10-K.

Comexma Litigation.    On May 31, 2005, the civil appellate court in Mexico City overturned a lower court decision that had been rendered in March 2005 against the Company in an action that had been brought by a former contract manufacturer who had alleged that its business had suffered direct damages and harm to its reputation from an unauthorized anti-counterfeiting raid on its Mexico City facilities in June 2001. The appellate court ruling vacated the entire award that had been granted by the lower court.

The lawsuit, Compania Exportadora de Maquila, Comexma v. Levi Strauss & Co., et al, was brought following a raid on Comexma’s Mexico City facilities that was conducted by local police and accompanied by local media upon the initiation of the Company’s outside Mexican brand protection counsel. The local counsel failed to follow the Company’s pre-approval procedures for initiating such a raid, which required such counsel to check with the Company before going forward to confirm that the target was not an authorized contractor. No counterfeiting activity was uncovered, and the raid was terminated upon confirmation from the Company that Comexma was an authorized manufacturer. The raid occurred within a few months after the Company had notified Comexma that it was terminating its contract manufacturing relationship, and during the period in which the Company believes Comexma was in the process of negotiating with its employees and others to shut down its facility.

On March 3, 2005, the court awarded Comexma approximately $24.5 million in direct damages and lost income, and an additional approximately $20.5 million in damages for harm to its reputation. The Company appealed the court’s decision on March 17, 2005. On May 31, 2005, the appellate court rendered its decision in favor of the Company, reversing the lower court’s decision, vacating the entire award of damages granted to Comexma by the lower court, and awarding the Company its attorneys’ fees and costs. In overturning the lower court’s ruling, the appellate court found that there was no direct relationship between the raid and Comexma’s decision to close the facility, that the damages claimed by Comexma were not caused by the raid, and that there was no intent by the Company to harm the former contractor.

On June 21, 2005, the plaintiff filed an appeal to seek review of the appellate court’s decision at the federal court level.

As a result of the favorable decision from the appellate court, and based on advice of legal counsel, in the second quarter the Company reversed the provision for this litigation that had been previously accrued in selling, general and administrative expenses in the first quarter of fiscal 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

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

The Company operates a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, the Company enters into spot exchange, forward exchange, cross-currency swaps and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third party and inter-company transactions. The Company manages the currency risk as of the inception of the exposure. The Company does not currently manage the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk.

The Company has not applied hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities.

During the quarter ending May 29, 2005, the Company used foreign exchange currency swaps to hedge the net investment in its European operations. For the contracts that qualify for hedge accounting, the related gains and losses are consequently included as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit. At May 29, 2005, a $0.5 million realized loss had been excluded from hedge effectiveness testing and therefore was included in “Other (income) expense, net” in the Company’s statement of operations. As of May 29, 2005, the Company had no foreign currency derivatives outstanding hedging the net investment in its European operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of May 29, 2005, a $5.7 million unrealized loss related to the translation effects of the yen-denominated Eurobond was recorded as a cumulative translation adjustment in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

On May 19, 2005, the Company designated its outstanding euro-denominated Eurobond as a net investment hedge. As of May 29, 2005, a $1.4 million unrealized gain related to the translation effects of the euro-denominated Eurobond was recorded as a cumulative translation adjustment in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other income, net.”

	Three Months Ended				Six Months Ended
	May 29, 2005 Other (income) expense, net		May 30, 2004 Other (income) expense, net		May 29, 2005 Other (income) expense, net		May 30, 2004 Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)
Foreign exchange management	$4,463	$(1,580)	$(1,737)	$2,350	$831	$(927)	$14,222	$834

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported as cumulative translation adjustments in the “Accumulated other comprehensive loss” (“Accumulated OCI”) section of Stockholders’ Deficit.

	At May 29, 2005		At November 28, 2004
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)
Foreign exchange management
Net investment hedges
Derivative instruments	$4,637	$—	$2,474	$(6,728)
Euro Bond	—	1,350	—	—
Yen Bond	—	(5,694)	—	(10,050)
Cumulative income taxes	(1,239)	1,663	(398)	6,491

	$3,398	$(2,681)	$2,076	$(10,287)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset or (liability).

	At May 29, 2005	At November 28, 2004
	Fair value asset	Fair value liability
	(Dollars in thousands)
Foreign exchange management	$3,733	$(3,922)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

NOTE 9:    OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of other (income) expense, net:

	Three Months Ended		Six Months Ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(Dollars in thousands)
Foreign exchange instruments (gains) losses	$2,883	$613	$(96)	$15,056
Foreign currency transaction (gains) losses	(2,945)	3,515	(3,818)	(12,098)
Interest income	(2,026)	(692)	(4,203)	(1,085)
Minority interest—Levi Strauss Japan K.K.	1,183	807	2,207	1,561
Minority interest—Levi Strauss Istanbul Konfeksiyon (1)	479	484	1,309	616
Other	(168)	445	48	(514)

Total	$(594)	$5,172	$(4,553)	$3,536

(1)	On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey; subsequent to that date, all income from the joint venture is attributed to the Company. (See Note 3 to the Consolidated Financial Statements.)

The Company uses foreign exchange instruments such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in other (income) expense, net. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in other (income) expense, net.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in other (income) expense, net. In addition, at the settlement date of foreign currency transactions, foreign currency (gains) losses are recorded in “other (income) expense, net” to reflect the difference between the spot rate effective at settlement date and the historical rate at which the transaction was originally recorded.

The Company’s interest income primarily relates to investments in certificates of deposit, time deposits and commercial paper with original maturities of three months or less. The increase in interest income for both periods of 2005, as compared to 2004, was primarily due to higher effective interest rates and a higher average investment balance for the six months ended May 29, 2005 compared to 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

NOTE 10:    EMPLOYEE BENEFIT PLANS

Pension and Post-retirement Plans.    The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and post-retirement benefit plans for the three and six months ended May 29, 2005 and May 30, 2004:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended May 29, 2005	Three Months Ended May 30, 2004	Three Months Ended May 29, 2005	Three Months Ended May 30, 2004
	(Dollars in thousands)
Service cost	$2,114	$4,599	$275	$305
Interest cost	13,740	13,297	4,530	5,463
Expected return on plan assets	(13,286)	(12,314)	—	—
Amortization of prior service cost (gain)	465	(104)	(14,389)	(14,819)
Amortization of transition asset	106	35	—	—
Amortization of actuarial loss	1,259	2,314	4,532	5,689
Net curtailment loss (gain)	—	203	—	(7,385)

Net periodic benefit cost (income)	$4,398	$8,030	$(5,052)	$(10,747)

	Pension Benefits		Post-retirement Benefits
	Six Months Ended May 29, 2005	Six Months Ended May 30, 2004	Six Months Ended May 29, 2005	Six Months Ended May 30, 2004
	(Dollars in thousands)
Service cost	$4,264	$9,262	$549	$890
Interest cost	27,520	26,689	9,060	15,052
Expected return on plan assets	(26,584)	(24,728)	—	—
Amortization of prior service cost (gain)	930	(190)	(28,778)	(21,973)
Amortization of transition asset	214	74	—	—
Amortization of actuarial loss	2,520	4,607	9,065	10,152
Net curtailment loss (gain)	—	110	—	(23,771)

Net periodic benefit cost (income)	$8,864	$15,824	$(10,104)	$(19,650)

Reclassification.    During the three months ended May 29, 2005, the Company reclassified approximately $20.0 million of pension liabilities from long term to current. The reclassification results from an increase in the Company’s estimate of required cash contributions for the next twelve months to its U.S. Home Office Pension Plan and its U.S. Employee Retirement Plan, which was primarily driven by lower than projected investment returns on the plans’ assets. The current portion of the Company’s pension liabilities is included in “Accrued salaries, wages and employee benefits” on the consolidated balance sheet. As a result of this change, total cash contributions in fiscal 2005 for the Company’s pension plans are estimated to be approximately $43.0 million, which includes cash contributions of approximately $11.0 million paid through May 29, 2005.

Senior Executive Long-Term Incentive Plan.    The Company established a new executive compensation plan at the beginning of fiscal 2005. The plan is intended to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the board are eligible to participate in the plan.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Key elements of the plan include the following:

•	The Company will grant stock appreciation rights that vest in three years and will be payable in cash.

•	The strike price and third year expected price for each grant cycle will be approved by the board at the beginning of the cycle.

•	The strike price and actual values used to determine appreciation and payouts will be approved by the board and will take into account an annual stock valuation obtained by the Company from a third party under the Company’s valuation policy.

•	Award payouts in excess of a certain percentage generally are subject to deferral with the final amount reflecting changes in the value of the shares during the deferral period.

On March 9, 2005, the Human Resources Committee of the Company’s Board of Directors approved target awards under the plan for the first performance cycle. A total of 215,587 shares were granted at a strike price of $54.00 per share. Compensation expense for these awards is being measured at the end of each reporting period as the amount by which the estimated fair market value of the shares exceeds the strike price and is being recognized over the three-year vesting period, in accordance with the guidelines provided by Financial Accounting Standards Board Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. At May 29, 2005, the estimated fair market value of the stock appreciation rights was determined to be less than the grant price and accordingly, no compensation expense was recorded for the three months ended May 29, 2005.

NOTE 11:    COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three months ended		Six months ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(Dollars in thousands)
Net income	$26,767	$5,624	$74,086	$3,256

Other comprehensive income (loss):
Net investment hedge gains	6,408	3,654	8,928	749
Foreign currency translation losses	(3,157)	(1,540)	(4,767)	(388)
(Increase) decrease in minimum pension liability	(37)	15,858	71	15,858

	3,214	17,972	4,232	16,219

Total	$29,981	$23,596	$78,318	$19,475

The following is a summary of the components of accumulated other comprehensive loss, net of related income taxes:

	May 29, 2005	November 28, 2004
	(Dollars in thousands)
Net investment hedge gains (losses)	$717	$(8,211)
Foreign currency translation losses	(26,211)	(21,444)
Additional minimum pension liability	(75,951)	(76,022)

Accumulated other comprehensive loss, net of income taxes	$(101,445)	$(105,677)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

NOTE 12:    BUSINESS SEGMENT INFORMATION

During 2004, the Company changed the structure of its U.S. business operations as a result of its reorganization initiatives. The Company’s business operations in the United States are now organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signature™ commercial business units. The Company’s operations in Canada and Mexico are included in its North America region along with its U.S. commercial business units. The structure of its international business operations did not change. They are organized and managed through the Company’s Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals, and excluding depreciation and amortization. Corporate expense is comprised of long-term incentive compensation expense, restructuring charges, net of reversals, and other corporate expenses, including corporate staff costs.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Business segment information for the Company is as follows:

	Three months ended		Six months ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(Dollars in thousands)
Net sales:
U.S. Levi’s® brand	$243,612	$256,310	$523,659	$552,217
U.S. Dockers® brand	152,729	171,821	299,950	313,710
U.S. Levi Strauss Signature™ brand	75,868	73,773	163,054	160,208
Canada and Mexico	46,289	42,050	85,647	78,491

Total North America	518,498	543,954	1,072,310	1,104,626
Europe	234,219	252,081	530,619	521,962
Asia Pacific	190,953	162,798	346,613	294,549

Consolidated net sales	$943,670	$958,833	$1,949,542	$1,921,137

Operating income:
U.S. Levi’s® brand	$58,100	$62,916	$128,151	$123,847
U.S. Dockers® brand	31,460	35,622	64,831	60,648
U.S. Levi Strauss Signature™ brand	3,679	5,645	10,829	16,875
Canada and Mexico	11,884	8,969	22,727	14,998

Total North America	105,123	113,152	226,538	216,368
Europe	49,925	37,221	140,441	93,147
Asia Pacific	44,793	36,169	86,522	65,447

Regional operating income	199,841	186,542	453,501	374,962
Corporate:
Long-term incentive compensation expense	(3,701)	(14,132)	(9,320)	(26,332)
Restructuring charges, net of reversals	(5,224)	(25,679)	(8,414)	(80,041)
Depreciation and amortization	(14,644)	(14,600)	(29,825)	(30,128)
Other corporate expense	(31,447)	(53,525)	(77,311)	(99,198)

Total corporate expense	(55,016)	(107,936)	(124,870)	(235,699)

Consolidated operating income	144,825	78,606	328,631	139,263
Interest expense	66,377	65,208	134,707	133,435
Loss on early extinguishment of debt	43,019	—	66,025	—
Other (income) expense, net	(594)	5,172	(4,553)	3,536

Income before income taxes	$36,023	$8,226	$132,452	$2,292

NOTE 13:    SUBSEQUENT EVENTS

2005 Management Incentive Plan.    On July 8, 2005, the Company’s board of directors approved the establishment of a new two-year cash incentive plan for the Company’s management employees including its executive officers. The plan covers approximately 1,000 employees worldwide. The purpose of the plan is to facilitate the transition to the long-term incentive plan approved earlier in 2005 by providing interim payment opportunities in 2006 and 2007; attract, retain and motivate management to achieve multi-year earnings objectives; and provide a competitive incentive opportunity.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005

Plan payouts will be based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in 2005 and 2006. The Company will set individual target amounts for each participant based on a percentage of his or her 2005 long-term incentive plan target amount. Incentive amounts will be paid in two portions:

•	The Company will calculate and pay 35% of the participant’s target award in February 2006 based on achievement of the Company’s 2005 total company EBITDA target.

•	The Company will calculate and pay 65% of the of the participant’s target award in February 2007 based on total Company performance against the incentive plan’s two-year cumulative EBITDA and EBITDA growth targets, with the installment amount capped at 200% if the Company outperforms its targets. The two-year cumulative EBITDA target will be based on 2005 actual performance plus 2006 target performance.

The Company’s board will have discretion to interpret, amend and terminate the plan.

2006 Annual Incentive Plan Measures.    On July 8, 2005, the Company’s board of directors approved new performance measures for the Company’s annual incentive plans to take effect in its 2006 fiscal year. The new measures will be:

•	Earnings before interest and taxes (“EBIT”) before restructuring charges

•	Working capital, defined in terms of average cash conversion cycle days

These measures are intended to focus plan participants on earnings and on managing cash flow through the key elements of working capital: inventory, accounts receivable and accounts payable. Payouts will be based on achievement of 2006 targets for these measures. Funding will be calculated by measuring actual EBIT performance relative to the target and then modifying the result up or down by the working capital performance relative to target. This approach is intended to place primary emphasis on earnings and ensure a minimum level of required profitability is achieved before working capital performance is factored into the funding calculation.

The Company expects its board of directors to review and approve other aspects of the 2006 plan, including participation and target award levels, business unit funding and individual award allocation, as part of the board’s regular incentive plan review at the end of fiscal 2005.

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

Our net sales for the three and six months ended May 29, 2005 were $943.7 million and $1.9 billion, respectively.

Net sales for the three months ended May 29, 2005 by region and by brand were as follows:

•	net sales for our North America, Europe and Asia Pacific regions were $518.5 million, $234.2 million and $191.0 million, respectively;

•	net sales of Levi’s® brand products were $663.0 million, representing approximately 70.2% of our net sales;

•	net sales of Dockers® brand products were $194.1 million, representing approximately 20.6% of our net sales; and

•	net sales of Levi Strauss Signature™ brand products were $86.6 million, representing approximately 9.2% of our net sales.

Net sales for the six months ended May 29, 2005 by region and by brand were as follows:

•	net sales for our North America, Europe and Asia Pacific regions were $1.1 billion, $530.6 million and $346.6 million, respectively;

•	net sales of Levi’s® brand products were $1.4 billion, representing approximately 70.9% of our net sales;

•	net sales of Dockers® brand products were $378.9 million, representing approximately 19.4% of our net sales; and

•	net sales of Levi Strauss Signature™ brand products were $189.1 million, representing approximately 9.7% of our net sales.

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

Our business is organized into three geographic regions. The following tables provide net sales and operating income for those regions and for our corporate group for the three and six months ended May 29, 2005:

	Three Months Ended May 29, 2005
			Brand as % of Region Net Sales
Region and Geographies	Net Sales	% of Total Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	Operating Income
	(millions)					(millions)
North America (U.S., Canada and Mexico)	$518.5	55.0%	52.0%	32.7%	15.3%	$105.1
Europe	234.2	24.8%	89.8%	8.3%	1.9%	49.9
Asia Pacific (Asia, Middle East, Africa and South America)	191.0	20.2%	96.0%	2.6%	1.4%	44.8
Corporate	—	—	—	—	—	(55.0)

Total	$943.7	100.0%	70.2%	20.6%	9.2%	$144.8

	Six Months Ended May 29, 2005
			Brand as % of Region Net Sales
Region and Geographies	Net Sales	% of Total Net Sales	Levi’s® Brand	Dockers® Brand	Levi Strauss Signature™ Brand	Operating Income
	(millions)					(millions)
North America (U.S., Canada and Mexico)	$1,072.3	55.0%	53.5%	30.6%	15.9%	$226.5
Europe	530.6	27.2%	89.9%	7.7%	2.4%	140.5
Asia Pacific (Asia, Middle East, Africa and South America)	346.6	17.8%	95.4%	2.8%	1.8%	86.5
Corporate	—	—	—	—	—	(124.9)

Total	$1,949.5	100.0%	70.9%	19.4%	9.7%	$328.6

Our Results.    Results of operations for the three and six months ended May 29, 2005 are summarized as follows:

•	Our consolidated net sales for the three months ended May 29, 2005 were $943.7 million, a decrease of 1.6% compared to the same period in the prior year, and a decrease of 4.4% on a constant currency basis. Our consolidated net sales for the six months ended May 29, 2005 were $1.9 billion, an increase of 1.5% compared to the same period in the prior year, and a decrease of 1.0% on a constant currency basis. Our net sales decrease on a constant currency basis for both periods was driven by decreases in net sales in our U.S. Levi’s® and U.S. Dockers® brands and our Europe region, partially offset by net sales increases in our U.S. Levi Strauss Signature™ brand, our Canada and Mexico businesses, and our Asia Pacific region.

•	Our gross profit increased 6.0% and 12.6% for the three and six months ended May 29, 2005, respectively, as compared to the same periods in the prior year. Our gross margin increased 3.4 and 4.7 percentage points, respectively. The gross profit improvement was primarily driven by the net sales growth in our Asia Pacific region, the improved profitability of our Levi’s® brand in our Europe region, a favorable mix of more profitable first quality products, improved management of returns, allowances and product transition costs, lower sourcing costs and the favorable translation impact of foreign currencies.

•	Our selling, general and administrative expenses decreased 0.9% for the three months ended May 29, 2005 as compared to the same period in 2004. The decrease was driven primarily by decreases in staffing and administrative costs, a decrease in expense related to our annual incentive compensation plans, the reversal of litigation reserves previously established in the first quarter of fiscal 2005 and the reversal of workers compensation reserves. These decreases were partially offset by an increase in advertising and promotion expense and the unfavorable impact of foreign currency translation.

•	Our selling, general and administrative expenses increased 2.8% for the six months ended May 29, 2005 as compared to the same period in 2004. The increase was driven primarily by an increase in advertising and promotion expense and the unfavorable impact of foreign currency translation, partially offset by a decrease in expense related to our annual incentive compensation plans, decreased staffing and administrative costs and the reversal of workers compensation reserves.

•	We recorded long-term incentive compensation expense of $3.7 million and $9.3 million for the three and six months ended May 29, 2005, respectively, compared to $14.1 million and $26.3 million for the same periods in 2004. The decreases result from the adoption in 2005 of long-term incentive compensation plans for which the performance measurement period is three years as compared to eighteen months for the 2004 interim plan.

•	Our other operating income, which is primarily comprised of royalty income, increased 77.7% and 69.2% for the three and six months ended May 29, 2005, respectively, as compared to the same periods in 2004. The increases were driven primarily from licensing additional Levi’s® and Dockers® product categories as a result of our 2004 product rationalization initiative, and our commencement of licensing of certain Levi Strauss Signature™ brand categories during 2005.

•	We recorded additional restructuring charges, net of reversals, of $5.2 million and $8.4 million in the three and six months ended May 29, 2005, respectively, related to activities associated with our U.S. and Europe reorganization initiatives which commenced in 2004. Restructuring charges, net of reversals, were $25.7 million and $80.0 million, respectively, in the prior comparable periods, primarily related to the commencement of our 2004 U.S. and Europe reorganization initiatives, the additional charges related to our 2003 reorganization initiatives, and for the six-month period, charges related to the indefinite suspension in 2004 of an enterprise resource planning system installation.

•	Our operating income increased 84.2% and 136.0% for the three and six months ended May 29, 2005, respectively, as compared to the same periods in 2004. The increase for both periods was primarily driven by increased gross profit, lower long-term incentive compensation expense, increased royalty income and lower restructuring charges, net of reversals. The increase for the six-month period was partially offset by an increase in selling, general and administrative expenses.

•	Our interest expense increased 1.8% and 1.0% for the three and six months ended May 29, 2005, respectively. The increase for both periods was driven by higher average debt balances, partially offset by lower average borrowing rates. The increase in average debt balances for both periods of 2005 primarily related to the timing differences between our debt issuances and the related tender and redemption of our 2006 and 2008 notes.

•	We recorded a loss on early extinguishment of debt of $43.0 million and $66.0 million for the three and six months ended May 29, 2005, respectively, as a result of our repurchase in January 2005 of a substantial portion of our 2006 notes and our repurchase and redemption in March and April 2005 of all of our 2008 notes.

•	We had income tax expense of $9.3 million and $58.4 million for the three and six months ended May 29, 2005, respectively, as compared to income tax expense of $2.6 million and income tax benefit of $1.0 million for the same periods in 2004. The increase for both periods was driven primarily by higher income before taxes for the three and six months ended May 29, 2005 as compared to the same periods in the prior year.

•	We had net income of $26.8 million and $74.1 million in the three and six months ended May 29, 2005, respectively, compared to net income of $5.6 million and $3.3 million for the same periods in 2004. The increase for both periods was due primarily to higher operating income, partially offset by the loss on early extinguishment of debt related to our refinancing activities, slightly higher interest expense and higher income tax expense.

•	Our total inventories were $651.0 million and $554.9 million as of May 29, 2005 and November 28, 2004, respectively. The increase was driven primarily by a build up of inventory in preparation for the fall/back to school season and inventory management actions taken with our contractors to avoid inventory shortages and to maintain consistent production order flow.

•	Our debt, net of cash, including capital leases obligations, was $2.1 billion and $2.0 billion as of May 29, 2005 and November 28, 2004, respectively.

As we enter the second half of 2005, we remain focused on profitability and our cost structure. We also continue to focus on growing our Levi’s® business around the world, expanding our Levi Strauss Signature™ brand’s presence in the mass channel around the world and revitalizing our Dockers® business. We remain cautious about sales in the U.S. and Europe in light of energy prices and their impact on consumer demand, the continued difficult economic and retail environment in Europe and the impact of continuing retailer consolidation in the United States.

Comexma Litigation.    On May 31, 2005, the civil appellate court in Mexico City overturned a lower court decision that had been rendered in March 2005 against us in an action that had been brought by a former contract manufacturer who had alleged that its business had suffered direct damages and harm to reputation from an unauthorized anti-counterfeiting raid on its Mexico City facilities in June 2001. The lower court had awarded Comexma approximately $24.5 million in direct damages and lost income, and an additional approximately $20.5 million in damages for harm to its reputation. The appellate court ruling vacated the entire award that had been granted by the lower court and awarded us attorneys’ fees and costs. On June 21, 2005, the plaintiffs filed their appeal to seek review of the appellate court’s decision at the federal court level. For more information, see “Part II—Other Information—Item 1—Legal Proceedings”.

Our Financing Arrangements.    During the first half of fiscal 2005, we made several significant changes in our financing arrangements:

•	In December 2004, we repaid at maturity all remaining amounts (approximately $55.9 million in principal amount) owing under a credit facility we entered into in 1999 secured by most of the equipment located at our customer service centers in Kentucky, Mississippi and Nevada.

•	In December 2004, we issued $450.0 million in unsecured notes through a private placement. The notes mature in 2015 and bear interest at 9.75% per annum. In January 2005, we used $372.1 million of the $450.0 million of gross proceeds from the notes offering to purchase $372.1 million in aggregate principal amount of our outstanding senior notes due 2006 through a tender offer. As a result of the notes issuance and tender offer, we have reduced the principal amount owing at maturity of our 2006 notes from $450.0 million to $77.9 million. As a result, we have not yet met the 2006 refinancing condition contained in our senior secured term loan agreement. We intend to use the remaining proceeds of the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). We may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of our credit agreements, indentures and other agreements.

•	In March 2005, we issued $380.0 million of unsecured floating rate notes and €150.0 million of Euro denominated unsecured notes through a private placement. The floating rate notes mature in 2012 and bear interest at LIBOR plus 4.75% per annum. The Euro denominated notes mature in 2013 and bear interest at 8.625% per annum. We used all of the proceeds from this offering to refinance all of our outstanding $380.0 million Dollar denominated 11.625% senior notes due 2008 and €125.0 million Euro denominated senior notes due 2008 through a tender offer and redemption in March and April 2005, respectively. As a result of this notes issuance and subsequent retirement of the 2008 notes, we believe we have met the 2008 refinancing condition contained in our senior secured term loan.

For more information regarding our financing activities, please see “Indebtedness.”

Our Liquidity.    As of July 3, 2005, our total availability under our amended senior secured revolving credit facility was approximately $505.8 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $402.0 million. In addition, we had liquid short-term investments in the United States totaling approximately $55.2 million, resulting in a net liquidity position (availability and liquid short-term investments) of $457.2 million in the United States.

Results of Operations

Three and Six Months Ended May 29, 2005 as Compared to Same Periods in 2004

The following tables summarize, for the periods indicated, items in our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net sales.

			$ Increase (Decrease)	% Increase (Decrease)	Three months ended
	Three months ended				May 29, 2005 % of Net Sales	May 30, 2004 % of Net Sales
	May 29, 2005	May 30, 2004
	(Dollars in thousands)
Net sales	$943,670	$958,833	$(15,163)	(1.6)%	100.0%	100.0%
Cost of goods sold	506,171	546,140	(39,969)	(7.3)%	53.6%	57.0%

Gross profit	437,499	412,693	24,806	6.0%	46.4%	43.0%
Selling, general and administrative expenses	302,156	304,929	(2,773)	(0.9)%	32.0%	31.8%
Long-term incentive compensation expense	3,701	14,132	(10,431)	(73.8)%	0.4%	1.5%
Gain on disposal of assets	(1,490)	(1,133)	357	31.5%	(0.2)%	(0.1)%
Other operating income	(16,917)	(9,520)	7,397	77.7%	(1.8)%	(1.0)%
Restructuring charges, net of reversals	5,224	25,679	(20,455)	(79.7)%	0.6%	2.7%

Operating income	144,825	78,606	66,219	84.2%	15.3%	8.2%
Interest expense	66,377	65,208	1,169	1.8%	7.0%	6.8%
Loss on early extinguishment of debt	43,019	—	43,019	N/A	4.6%	0.0%
Other (income) expense, net	(594)	5,172	5,766	111.5%	(0.1)%	0.5%

Income before taxes	36,023	8,226	27,797	337.9%	3.8%	0.9%
Income tax expense	9,256	2,602	6,654	255.7%	1.0%	0.3%

Net income	$26,767	$5,624	21,143	375.9%	2.8%	0.6%

					Six months ended
	Six months ended		$ Increase (Decrease)	% Increase (Decrease)	May 29, 2005 % of Net Sales	May 30, 2004 % of Net Sales
	May 29, 2005	May 30, 2004
	(Dollars in thousands)
Net sales	$1,949,542	$1,921,137	$28,405	1.5%	100.0%	100.0%
Cost of goods sold	1,025,458	1,100,198	(74,740)	(6.8)%	52.6%	57.3%

Gross profit	924,084	820,939	103,145	12.6%	47.4%	42.7%
Selling, general and administrative expenses	611,078	594,424	16,654	2.8%	31.3%	30.9%
Long-term incentive compensation expense	9,320	26,332	(17,012)	(64.6)%	0.5%	1.4%
Gain on disposal of assets	(2,852)	(1,088)	1,764	162.1%	(0.1)%	(0.1)%
Other operating income	(30,507)	(18,033)	12,474	69.2%	(1.6)%	(0.9)%
Restructuring charges, net of reversals	8,414	80,041	(71,627)	(89.5)%	0.4%	4.2%

Operating income	328,631	139,263	189,368	136.0%	16.9%	7.2%
Interest expense	134,707	133,435	1,272	1.0%	6.9%	6.9%
Loss on early extinguishment of debt	66,025	—	66,025	N/A	3.4%	0.0%
Other (income) expense, net	(4,553)	3,536	8,089	228.8%	(0.2)%	0.2%

Income before taxes	132,452	2,292	130,160	5678.9%	6.8%	0.1%
Income tax expense (benefit)	58,366	(964)	59,330	6154.6%	3.0%	(0.1)%

Net income	$74,086	$3,256	70,830	2175.4%	3.8%	0.2%

Consolidated net sales for the three and six months ended May 29, 2005 decreased 1.6% and increased 1.5%, respectively, and on a constant currency basis decreased 4.4% and 1.0%, respectively.

The following tables present our net sales for our North America, Europe and Asia Pacific businesses and the changes in these results period to period.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
North America	$518,498	$543,954	$(25,456)	(4.7)%	(5.1)%
Europe	234,219	252,081	(17,862)	(7.1)%	(13.5)%
Asia Pacific	190,953	162,798	28,155	17.3%	12.0%

Total consolidated net sales	$943,670	$958,833	$(15,163)	(1.6)%	(4.4)%

	Six months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
North America	$1,072,310	$1,104,626	$(32,316)	(2.9)%	(3.2)%
Europe	530,619	521,962	8,657	1.7%	(4.2)%
Asia Pacific	346,613	294,549	52,064	17.7%	12.7%

Total consolidated net sales	$1,949,542	$1,921,137	$28,405	1.5%	(1.0)%

North America net sales decreased 4.7% and 2.9% for the three and six months ended May 29, 2005, respectively, and on a constant currency basis decreased 5.1% and 3.2%, respectively.

The following tables present our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results period to period.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
U.S. Levi’s® brand	$243,612	$256,310	$(12,698)	(5.0)%	N/A
U.S. Dockers® brand	152,729	171,821	(19,092)	(11.1)%	N/A
U.S. Levi Strauss Signature™ brand	75,868	73,773	2,095	2.8%	N/A
Canada and Mexico	46,289	42,050	4,239	10.1%	4.7%

Total North America net sales	$518,498	$543,954	$(25,456)	(4.7)%	(5.1)%

	Six months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
U.S. Levi’s® brand	$523,659	$552,217	$(28,558)	(5.2)%	N/A
U.S. Dockers® brand	299,950	313,710	(13,760)	(4.4)%	N/A
U.S. Levi Strauss Signature™ brand	163,054	160,208	2,846	1.8%	N/A
Canada and Mexico	85,647	78,491	7,156	9.1%	5.0%

Total North America net sales	$1,072,310	$1,104,626	$(32,316)	(2.9)%	(3.2)%

The following discussion summarizes net sales performance during the three and six months ended May 29, 2005 of our U.S. brands. In these sections, the tables showing net sales for the Levi’s® and Dockers® brands break out net sales between “Licensed Categories” and “Continuing Categories.”

•	By “categories,” we mean broad product groupings like men’s jeans, women’s tops and men’s jackets.

•	The “Licensed Categories” line shows our net sales attributable to product categories that we marketed and sold ourselves during the relevant period for which we have also entered into licensing agreements as of May 29, 2005. Royalty payments received from licensees appear in the “Other operating income” line item in our statement of operations.

•	The “Continuing Categories” line shows our net sales for all other product categories and reflects sales of both continuing products within a category, such as 501® jeans for men, as well as those products that we may have replaced or discontinued as part of our product assortment and rationalization activities.

We believe this presentation is useful to the reader because it shows the impact of product category licensing on our net sales. We present this data only for our U.S. Levi’s® and Dockers® brands because there has been no significant licensing of product categories that we have marketed and sold ourselves in our U.S. Levi Strauss Signature™ brand or in our Europe and Asia Pacific businesses.

Levi’s® Brand. The following tables present net sales of our U.S. Levi’s® brand, including changes in these results for the three and six months ended May 29, 2005 compared to the same periods in 2004.

	Three months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	% Increase (Decrease)
U.S. Levi’s® brand—Continuing categories	$243,612	$243,810	$(198)	(0.1)%
U.S. Levi’s® brand—Licensed categories	—	12,500	(12,500)	N/A

Total U.S. Levi’s® brand net sales	$243,612	$256,310	$(12,698)	(5.0)%

	Six months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	% Increase (Decrease)
U.S. Levi’s® brand—Continuing categories	$523,659	$522,650	$1,009	0.2%
U.S. Levi’s® brand—Licensed categories	—	29,567	(29,567)	N/A

Total U.S. Levi’s® brand net sales	$523,659	$552,217	$(28,558)	(5.2)%

Net sales in our U.S. Levi’s® brand for the three and six months ended May 29, 2005 decreased 5.0% and 5.2%, respectively, as compared to the same periods in 2004. The decrease for both periods was driven by our product rationalization actions and the related decisions to license certain product categories and discontinue underperforming categories. These actions were initiated in fiscal 2004 in line with our strategy to focus the brand on more category competitive products in our core channels of distribution and improve our profitability. Our decision to license certain products resulted in an approximately $12.5 million and $29.6 million decrease in net sales in the three and six month period ended May 29, 2005, respectively, while net sales for our continuing categories were essentially flat for the three month period and increased approximately $1.0 million, or 0.2%, for the six month period.

Key performance highlights during the period were as follows:

•	We continued to have a favorable mix of first quality to close-out sales. However, we incurred higher discounting of excess seasonal products within our core channels of distribution, partially offset by higher recovery rates on our close-out products; and

•	We continued to focus on driving consumer awareness and demand during the period through our marketing programs, including the continuation of our “A Style for Every Story™ ” advertising campaign in print media and our investment in retail floor presentations with our top retail customers. In addition, Levi’s® Brand products are prominently featured in several major U.S. motion pictures this summer.

In general, we continue to focus on increasing sales and profits in our core jeans business through investment in core product innovations and implementation of operational improvements to our go-to-market process. We remain committed to investing in innovation and driving increased consumer awareness and demand for our products with our marketing campaigns.

Dockers® Brand.    The following tables present net sales of our U.S. Dockers® brand, including changes in these results for the three and six months ended May 29, 2005, compared to the same periods in 2004.

	Three months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	% Increase (Decrease)
U.S. Dockers® brand—Continuing categories	$152,729	$167,948	$(15,219)	(9.1)%
U.S. Dockers® brand—Licensed categories	—	1,319	(1,319)	N/A
U.S. Dockers® brand—Discontinued Slates® pants	—	2,554	(2,554)	N/A

Total U.S. Dockers® brand net sales	$152,729	$171,821	$(19,092)	(11.1)%

	Six months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	% Increase (Decrease)
U.S. Dockers® brand—Continuing categories	$299,950	$305,856	$(5,906)	(1.9)%
U.S. Dockers® brand—Licensed categories	—	2,557	(2,557)	N/A
U.S. Dockers® brand—Discontinued Slates® pants	—	5,297	(5,297)	N/A

Total U.S. Dockers® brand net sales	$299,950	$313,710	$(13,760)	(4.4)%

Net sales in our U.S. Dockers® brand for the three and six months ended May 29, 2005 decreased 11.1% and 4.4%, respectively, as compared to the same periods in 2004. The decrease for the three months ended May 29, 2005 was primarily driven by the following:

•	continued weakness in our women’s business, which we attribute to a consumer shift to products featuring more fashion and style;

•	the impact of our product rationalization efforts initiated in early 2004, which included licensing of our women’s tops business, and exiting our Slates® dress pants business;

•	challenges in our men’s tops business, which has been impacted by a shift in certain of our key retailers’ merchandising and fixture strategies during the three-month period, as well as lower than expected retail sales during the period which adversely impacted our net sales; and

•	decreased sales to the off price and warehouse club channels for the period as compared to the same period in the prior year as a result of both a shift in timing to increase sales to these channels to the first quarter of 2005 as compared to the second quarter of 2004 and the overall impact of our strategy to reduce sales to this channel to focus on our core channels of distribution and improve our profitability.

Partially offsetting these factors for the three months ended May 29, 2005 were lower returns and allowances as a result of improved product performance at retail and an improvement in our sales mix, with an increased percentage of sales being derived from our premium products such as our Essential Dress Pant and our exclusive Never Iron™ Cotton Khaki pant.

The decrease in our U.S. Dockers® net sales for the six months ended May 29, 2005 was primarily driven by the product line exits discussed above, weakness in our women’s business, lower volume of close-out products and our decision to downsize our women’s shorts business. The decrease was partially offset by lower returns and allowances, including the reversal during the period of approximately $4.0 million in unclaimed deductions which had been previously accrued during fiscal 2004, the stronger performance of our men’s premium pants business and an improvement in our sales mix.

During the period we launched our new “Dress to Live” advertising campaign that emphasizes the emotional connection and style factor for our Dockers® brand. Our television advertising commenced in April featuring both Dockers® mens’ and womens’ products, and the April issue of FHM magazine featured an eight page advertorial showcasing Dockers® stylish wardrobe solutions.

Levi Strauss Signature™ Brand.    Net sales in our U.S. Levi Strauss Signature™ brand for the three and six months ended May 29, 2005 increased 2.8% and 1.8%, respectively, as compared to the same periods in 2004. The increase for the three months ended May 29, 2005 was driven by the following:

•	our launch into approximately 225 Kmart stores in the fourth quarter of 2004;

•	the expansion of our presence in Shopko, Meijer, Pamida and TruServ stores in the second half of 2004;

•	an increase in sales to Wal Mart and Target as compared to the same period in the prior year; and

•	a decrease in returns and allowances as compared to the same period in the prior year.

The increase was partially offset by a reduction in less profitable closeout sales during the period as compared to the same period in 2004 as a result of improved inventory management.

The increase in our U.S. Levi Strauss Signature™ brand net sales for the six months ended May 29, 2005 was primarily driven by the factors noted above, partially offset by the impact of the retail fixture fill for the Target account launch in the first quarter of 2004.

Key performance highlights during the period were as follows:

•	we continued our “From Our Family to Yours” marketing campaign in print and on-line advertising and through our sponsorship of NASCAR superstar Jimmie Johnson;

•	through joint demand planning with our retail customers, we were able to improve our customer service performance and increase our order fulfillment rates; and

•	our Levi Strauss Signature™ products were added to the apparel section of Kmart.com, and our infant and toddler products were added to Target.com.

We continue to focus on our goal of driving growth in our Levi Strauss Signature™ business by increasing consumer awareness in the value channel through our promotional strategies and by introducing products with new fits and more fashionable finishes. In addition, we are preparing to expand our presence in the value channel by increasing the number of Kmart store locations that carry our products.

For the three and six months ended May 29, 2005, Europe net sales decreased 7.1% and increased 1.7%, respectively, and on a constant currency basis decreased 13.5% and 4.2%, respectively.

The following tables present our net sales in our Europe region broken out for our brands including changes in these results for the three and six months ended May 29, 2005 compared to the same periods in 2004.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Europe Levi’s® brand	$210,364	$226,148	$(15,784)	(7.0)%	(13.5)%
Europe Dockers® brand	19,417	22,271	(2,854)	(12.8)%	(18.7)%
Europe Levi Strauss Signature™ brand	4,438	3,662	776	21.2%	14.4%

Total Europe net sales	$234,219	$252,081	$(17,862)	(7.1)%	(13.5)%

	Six months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Europe Levi’s® brand	$476,776	$457,913	$18,863	4.1%	(2.0)%
Europe Dockers® brand	41,060	49,393	(8,333)	(16.9)%	(21.4)%
Europe Levi Strauss Signature™ brand	12,783	14,656	(1,873)	(12.8)%	(16.9)%

Total Europe net sales	$530,619	$521,962	$8,657	1.7%	(4.2)%

Levi’s® Brand.    Net sales for our Levi’s® brand in Europe for the three and six months ended May 29, 2005 decreased 13.5% and 2.0%, respectively, on a constant currency basis. The decrease for the three months ended May 29, 2005 was driven primarily by a change in our spring/summer sell-in calendar, which resulted in earlier commencement of shipments of our spring/summer products in the first quarter of 2005 as compared to the second quarter in 2004. We also continued to experience a challenging retail environment throughout Europe, which has unfavorably impacted our replenishment business. The decrease was partially offset by an increase in average selling price as a result of our repositioning of the Levi’s® brand in Europe as a premium product.

The 2.0% decrease in net sales for our Levi’s® brand in Europe for the six months ended May 29, 2005 on a constant currency basis was driven primarily by the impact of the retail environment discussed above, partially offset by the impact on net sales of an improved sales mix and the more premium positioning of our Levi’s® brand in Europe.

Dockers® Brand.    Net sales for our Dockers® brand in Europe for the three and six months ended May 29, 2005 decreased 18.7% and 21.4%, respectively, on a constant currency basis. The decrease for both the three and six-month period was driven by the combination of soft consumer demand and the impact of changes we are implementing in our Dockers® business in Europe. We have developed a new business model and marketing program for the brand, and are in the process of closing down our former headquarters in Amsterdam and consolidating operations in our offices in Brussels. We are also rationalizing our product lines, focusing on improving the profitability of the brand and working to improve our customer service performance.

Levi Strauss Signature™ Brand.    Net sales for our Levi Strauss Signature™ brand in Europe for the three and six months ended May 29, 2005 increased 14.4% and decreased 16.9%, respectively, on a constant currency basis. The increase for the three months ended May 29, 2005 resulted from the strong performance of our Levi Strauss Signature™ brand in the value channel for our original launch markets of France, Germany and the United Kingdom.

The decrease in net sales for our Levi Strauss Signature™ brand in Europe for the six months ended May 29, 2005 primarily reflects the impact of the volume shipped in the first quarter of 2004 when we filled retail fixtures for the initial launch of the Levi Strauss Signature™ brand in the United Kingdom, Germany and France.

We are focused on executing our core strategies for Europe, which include supporting the repositioning of our Levi’s® brand in Europe to drive profitability, executing our new business model for the Dockers® brand, and exploring expansion opportunities in the value channel for our Levi Strauss Signature™ brand in additional European countries. We plan to continue to invest in advertising and promotion and improve our customer service levels to support these strategies.

For the three and six months ended May 29, 2005, Asia Pacific net sales increased 17.3% and 17.7%, respectively, and on a constant currency basis increased 12.0% and 12.7%, respectively.

The following tables present our net sales in our Asia Pacific region broken out for our brands, including changes in these results for the three and six months ended May 29, 2005 compared to the same periods in 2004.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Asia Pacific Levi’s® brand	$183,254	$153,036	$30,218	19.7%	14.2%
Asia Pacific Dockers® brand	5,028	5,768	(740)	(12.8)%	(14.1)%
Asia Pacific Levi Strauss Signature™ brand	2,671	3,994	(1,323)	(33.1)%	(35.9)%

Total Asia Pacific net sales	$190,953	$162,798	$28,155	17.3%	12.0%

	Six months ended			% Increase (Decrease)
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Asia Pacific Levi’s® brand	$330,828	$275,964	$54,864	19.9%	14.7%
Asia Pacific Dockers® brand	9,640	11,181	(1,541)	(13.8)%	(15.1)%
Asia Pacific Levi Strauss Signature™ brand	6,145	7,404	(1,259)	(17.0)%	(19.2)%

Total Asia Pacific net sales	$346,613	$294,549	$52,064	17.7%	12.7%

Our Asia Pacific region realized a 12.0% and 12.7% increase in net sales on a constant currency basis for the three and six months ended May 29, 2005, respectively, compared with the same periods in 2004. The net sales increase was driven by a 14.2% and 14.7% increase, respectively, in net sales on a constant currency basis for our Levi’s® brand products, which represent approximately 95% of our business in our Asia Pacific region. Net sales increased in most countries in the region during the three and six month periods ended May 29, 2005. Japan, which represents our largest business in Asia Pacific with approximately 42% and 41%, respectively, of regional net sales for the three and six month periods ended May 29, 2005, had a 7.0% and 6.0% increase in net sales, respectively, as compared to the same periods in 2004 on a constant currency basis.

Key drivers of our operational results in our Asia Pacific region for the three and six months ended May 29, 2005 were as follows:

•	a more favorable mix of higher priced premium Levi’s® brand products;

•	the continued strong performance of our Levi’s® LadyStyle products, which we introduced in the first quarter of 2005;

•	the introduction of new fits and finishes for both our Levi’s® men’s and women’s businesses; and

•	the continuation of our marketing efforts to enhance brand awareness, including our “501® Stay True” television campaign, our May 2005 promotion focusing on the new finishes for our 501® jeans, and new advertising for our Dockers® brand.

During the period we continued to expand our presence at retail in the region, opening additional franchised Levi’s® Stores and upgrading existing stores. In addition, during the three months ended May 29, 2005, we launched our first exclusive Levi Strauss Signature™ store in Japan.

Gross profit increased 6.0% and 12.6%, respectively, for the three and six months ended May 29, 2005. Gross margin was 46.4% and 47.4%, respectively, for the three and six months ended May 29, 2005, reflecting increases of 3.4 percentage points and 4.7 percentage points, respectively.

Factors that increased our gross profit included:

•	increased net sales in our Asia Pacific region;

•	more premium positioning of our Levi’s® brand in our Europe region;

•	a higher percentage of sales in our international businesses, which have higher gross margins;

•	improved management of returns, allowances and product transition costs, particularly in the United States;

•	lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of production to lower cost sources;

•	a favorable mix of more profitable first quality products and sales in our core channels of distribution;

•	lower inventory markdowns, particularly in Europe; and

•	the translation impact of stronger foreign currencies.

These factors were partially offset by the impact on our gross profit of the decrease in net sales in our U.S. Levi’s® and U.S. Dockers® businesses and the decrease in net sales on a constant currency basis in our Europe region for the three and six months ended May 29, 2005.

Our gross margin increased primarily due to higher sales from our international businesses, a favorable mix of more profitable first quality products and sales in our core channels of distribution, lower returns and sales allowances, lower sourcing costs reflecting the closure of our remaining North America manufacturing plants and the shift of production to lower cost sources.

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

Our gross margin percentages for the three and six months ended May 29, 2005 are not necessarily indicative of our expected gross margin percentage for the year. We currently expect our full-year gross margin to be in the mid-40% range.

Selling, general and administrative expenses decreased 0.9% in the three months ended May 29, 2005 and increased 2.8% in the six months ended May 29, 2005 compared to the same periods in 2004. As a percentage of net sales, selling, general and administrative expenses were 32.0% and 31.3% in the three and six months ended May 29, 2005 and May 30, 2004, as compared to 31.8% and 30.9%, respectively, for the same periods in 2004.

In the three-month period ended May 29, 2005, lower annual incentive compensation expense and the reversal of litigation and workers compensation reserves were largely offset by increased advertising and promotion expense, higher marketing spending and the unfavorable impact of foreign currency. In the six-month period ended May 29, 2005, increased advertising and promotion expense, higher marketing expense and the unfavorable impact of foreign currency were partially offset by lower annual incentive compensation expense and the reversal of workers compensation reserves.

•	Our advertising and promotion expense increased by 16.6% to $75.4 million in the three months ended May 29, 2005 and 20.8% to $143.0 million in the six months ended May 29, 2005, as compared to the same periods in 2004. Advertising and promotion expense as a percentage of net sales was 8.0% and 7.3% in the three and six months ended May 29, 2005, compared to 6.7% and 6.2% in the same periods in 2004, respectively. The increase in both periods reflected higher media spending in Europe and Asia Pacific and increased advertising spending for the Levi Strauss Signature™ brand, consistent with our marketing strategy.

•	We recorded $11.1 million and $25.2 million of expense related to our annual and other short-term incentive compensation plans in the three and six months ended May 29, 2005, respectively, compared to $17.4 million and $27.6 million in the same periods in 2004. The decrease in both periods is primarily due to the fact that we accrued at a higher rate relative to expected company performance in the prior periods as compared to the same periods in the current year.

•	We recorded net reductions to our workers compensation reserves of approximately $4.5 million and $6.0 million in the three and six months ended May 29, 2005, respectively, compared to a net expense of $4.8 million and $6.2 million in the three and six month periods ended May 30, 2004, respectively. The net reductions were driven primarily by changes in our estimated future claims payments as a result of more favorable than projected actual claims development during the periods.

•	The impact of foreign currency translation resulted in an approximately $10.3 million and $17.0 million increase in selling, general and administrative expenses in the three and six months ended May 29, 2005, respectively.

Partially offsetting these factors were lower salaries and wages and related expenses due to the impact of reduced headcount resulting from our reorganization initiatives in the United States and Europe and the effect of general cost controls.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $51.2 million and $105.2 million, or 5.4% of net sales in the three and six months ended May 29, 2005, respectively, as compared to $50.1 million and $105.4 million or 5.2 % and 5.5% of net sales, respectively, in the three and six months ended May 30, 2004.

Long-term incentive compensation expense was $3.7 million and $9.3 million for the three and six months ended May 29, 2005, respectively, as compared to $14.1 million and $26.3 million for the same periods in the prior year.

The $10.4 million and $17.0 million decrease in our long-term incentive compensation expense relates primarily to the adoption in 2005 of new long-term incentive compensation plans for which the performance measurement period is three years as compared to eighteen months for our 2004 interim plan.

Other operating income increased 77.7% and 69.2% for the three and six months ended May 29, 2005 as compared to the same periods in the prior year.

Other operating income is comprised primarily of royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees. During the three and six months ended May 29, 2005, royalty income increased $7.4 million and $12.5 million as compared to the same periods in the prior year. The increase was attributable primarily to licensing additional Levi’s® and Dockers® brand product categories, and our commencement of licensing of certain Levi Strauss Signature™ brand categories during 2005.

Restructuring charges, net of reversals, were $5.2 million and $8.4 million for the three and six months ended May 29, 2005, as compared to charges of $25.7 million and $80.0 million, respectively, for the same periods in the prior year.

Restructuring charges, net of reversals of $5.2 million and $8.4 million related primarily to current period activities associated with our 2004 U.S., Europe and Dockers® reorganization initiatives. Restructuring charges, net of reversals, in the 2004 comparable periods of $25.7 million and $80.0 million primarily related to the indefinite suspension of an enterprise resource planning system installation and charges related to our 2004 U.S. organizational changes, 2004 Spanish plant closures and our organizational changes initiated in 2003.

Operating income increased 84.2% and 136.0% in the three and six months ended May 29, 2005. Operating margin was 15.3% and 16.9%, reflecting an increase of 7.1 and 9.7 percentage points for the three and six months ended May 29, 2005, respectively.

The following tables show our operating income by brand in the United States and in total for our North America, Europe and Asia Pacific regions, the changes in results from the three and six month periods ended May 29, 2005 to the three and six month periods ended May 30, 2004 and results presented as a percentage of net sales:

					Three months ended
	Three months ended				May 29, 2005		May 30, 2004
					% of Net		% of Net
	May 29,	May 30,	$ Increase	% Increase	Region		Region
(Dollars in thousands)	2005	2004	(Decrease)	(Decrease)	Sales		Sales
U.S. Levi’s® brand	$58,100	$62,916	$(4,816)	(7.7)%	11.2%		11.6%
U.S. Dockers® brand	31,460	35,622	(4,162)	(11.7)%	6.1%		6.5%
U.S. Levi Strauss Signature™ brand	3,679	5,645	(1,966)	(34.8)%	0.7%		1.0%
Canada and Mexico (all brands)	11,884	8,969	2,915	32.5%	2.3%		1.6%

North America (all brands)	105,123	113,152	(8,029)	(7.1)%	20.3%		20.8%
Europe (all brands)	49,925	37,221	12,704	34.1%	21.3%		14.8%
Asia Pacific (all brands)	44,793	36,169	8,624	23.8%	23.5%		22.2%

Regional operating income	199,841	186,542	13,299	7.1%	21.2	%*	19.5	%*

Corporate:
Long-term incentive compensation expense	(3,701)	(14,132)	(10,431)	(73.8)%	(0.4	)%*	(1.5	)%*
Restructuring charges, net of reversals	(5,224)	(25,679)	(20,455)	(79.7)%	(0.6	)%*	(2.7	)%*
Depreciation and amortization expense	(14,644)	(14,600)	44	0.3%	(1.6	)%*	(1.5	)%*
Other corporate expense	(31,447)	(53,525)	(22,078)	(41.2)%	(3.3	)%*	(5.6	)%*

Total corporate expense	(55,016)	(107,936)	(52,920)	(49.0)%	(5.8	)%*	(11.3	)%*

Total operating income	$144,825	$78,606	66,219	84.2%	15.3	%*	8.2	%*

					Six months ended
	Six months ended				May 29, 2005		May 30, 2004
					% of Net		% of Net
	May 29,	May 30,	$ Increase	% Increase	Region		Region
(Dollars in thousands)	2005	2004	(Decrease)	(Decrease)	Sales		Sales
U.S. Levi’s® brand	$128,151	$123,847	$4,304	3.5%	12.0%		11.2%
U.S. Dockers® brand	64,831	60,648	4,183	6.9%	6.0%		5.5%
U.S. Levi Strauss Signature™ brand	10,829	16,875	(6,046)	(35.8)%	1.0%		1.5%
Canada and Mexico (all brands)	22,727	14,998	7,729	51.5%	2.1%		1.4%

North America (all brands)	226,538	216,368	10,170	4.7%	21.1%		19.6%
Europe (all brands)	140,441	93,147	47,294	50.8%	26.5%		17.8%
Asia Pacific (all brands)	86,522	65,447	21,075	32.2%	25.0%		22.2%

Regional operating income	453,501	374,962	78,539	20.9%	23.3	%*	19.5	%*

Corporate:
Long-term incentive compensation expense	(9,320)	(26,332)	(17,012)	(64.6)%	(0.5	)%*	(1.4	)%*
Restructuring charges, net of reversals	(8,414)	(80,041)	(71,627)	(89.5)%	(0.4	)%*	(4.2	)%*
Depreciation and amortization expense	(29,825)	(30,128)	(303)	(1.0)%	(1.5	)%*	(1.6	)%*
Other corporate expense	(77,311)	(99,198)	(21,887)	(22.1)%	(4.0	)%*	(5.2	)%*

Total corporate expense	(124,870)	(235,699)	(110,829)	(47.0)%	(6.4	)%*	(12.3	)%*

Total operating income	$328,631	$139,263	189,368	136.0%	16.9	%*	7.2	%*

*	Percentage of consolidated net sales.

For the three and six months ended May 29, 2005, the increase in total operating income period to period is primarily attributable to higher regional operating income, lower long-term incentive compensation expense, lower restructuring charges, net of reversals, and lower other corporate expense.

Regional Summaries.    The following summarizes the changes in operating income by region:

•	North America. The decrease in operating income for the three months ended May 29, 2005 was primarily attributable to lower net sales in our U.S. Levi’s® and U.S. Dockers® businesses, higher selling, general and administrative expenses and increased product innovation investments. Partially offsetting the decrease were lower returns and allowances in our U.S. businesses and increased operating income on higher net sales in our businesses in Canada and Mexico.

The increase in operating income for the six months ended May 29, 2005 was primarily attributable to a more favorable mix of first quality to marked-down obsolete and excess products and lower returns, allowances and product transition costs in the United States. Also contributing to the increase were lower sourcing costs resulting from the closure in 2004 of our remaining North America manufacturing plants and the shifting of contractor production to lower cost countries. Our businesses in Canada and Mexico also reported increases in operating income on higher net sales. In addition, licensing income increased in the period. The operating income increase in North America was partially offset by higher selling, general and administrative expenses.

•	Europe. The increase in operating income was primarily attributable to sales of a greater proportion of higher priced products resulting from our repositioning of the Levi’s® brand and lower product sourcing costs. Also contributing to the increase was the favorable impact of foreign currencies and an increase in licensing income.

•	Asia Pacific. The increase in operating income was driven by higher sales volume, favorable product mix within the super premium and premium segments, and stronger margins resulting from sourcing initiatives. Also contributing to the increase was the impact of stronger foreign currencies and an increase in licensing income. Increased selling, general and administrative expenses partially offset the increase in operating income; however, these expenses remained relatively flat as a percentage of revenue.

The following tables summarize significant components of other corporate expense:

	Three months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	% Increase (Decrease)
Annual incentive compensation plan—corporate employees	$(4,268)	$(7,533)	$(3,265)	(43.3)%
Post-retirement medical benefit plan curtailment gain	—	7,385	(7,385)	N/A
Corporate staff costs and other expense	(27,179)	(53,377)	(26,198)	(49.1)%

Total other corporate expense	$(31,447)	$(53,525)	(22,078)	(41.2)%

	Six months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004	$ Increase (Decrease)	% Increase (Decrease)
Annual incentive compensation plan—corporate employees	$(10,126)	$(10,593)	$(467)	(4.4)%
Post-retirement medical benefit plan curtailment gain	—	23,771	(23,771)	N/A
Corporate staff costs and other expense	(67,185)	(112,376)	(45,191)	(40.2)%

Total other corporate expense	$(77,311)	$(99,198)	(21,887)	(22.1)%

Other corporate expense.    We reflect annual incentive compensation plan costs for corporate employees, post-retirement medical benefit plan curtailment gains, and corporate staff costs in other corporate expense. The decrease of $22.1 million in the three months ended May 29, 2005 was primarily attributable to our restructuring and cost cutting initiatives, changes made to our benefit plans that have resulted in lower net expense, lower annual incentive compensation costs and the reversal of a litigation reserve. Partially offsetting the period over period decrease was the prior period $7.4 million curtailment gain related to our post-retirement medical plan. The decrease of $21.9 million in the six months ended May 29, 2005 was primarily attributable to our restructuring and cost cutting initiatives, changes made to our benefit plans that have resulted in lower net expense and lower annual incentive compensation costs. Partially offsetting the period over period decrease was the prior period $23.8 million curtailment gain related to our post-retirement medical plan. The decrease in our annual incentive costs in both periods is primarily due to the fact that, in the prior period, we accrued at a higher rate relative to expected company performance compared to the same period in the current year.

Interest expense increased 1.8% and 1.0% for the three and six months ended May 29, 2005.

Interest expense for the three months ended May 29, 2005 increased 1.8% to $66.4 million compared to $65.2 million for the same period in 2004. Interest expense for the six months ended May 29, 2005 increased 1.0% to $134.7 million compared to $133.4 million for the same period in 2004. This increase is primarily attributable to higher average debt balances in both periods, partially offset by lower average borrowing rates. The increase in average debt balances for both periods of 2005 primarily related to the timing differences between our debt issuances and the related tender and redemption of our 2006 and 2008 notes.

The weighted average interest rate on average borrowings outstanding during the three months ended May 29, 2005 and May 30, 2004, including the amortization of debt issuance costs and interest rate swap cancellations, was 10.40% and 10.66%, respectively. The weighted average interest rate on average borrowings outstanding during the six months ended May 29, 2005 and May 30, 2004, including the amortization of capitalized bank and underwriting fees and interest rate swap cancellations, was 10.55% and 10.65%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt was $43.0 million and $66.0 million for the three and six months ended May 29, 2005.

During the three and six months ended May 29, 2005, we recorded a $43.0 million and $66.0 million loss on early extinguishment of debt as a result of our debt refinancing activities during the periods. The loss for the three month period ended May 29, 2005 was comprised of tender offer and redemption premiums and other fees and expenses approximating $33.8 million incurred in conjunction with our repurchase of all of our 2008 notes, and the write-off of approximately $9.2 million of unamortized debt discount and capitalized costs related to these notes. The loss for the six month period ended May 29, 2005 was comprised of tender offer premiums and other fees and expenses approximating $53.5 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. These costs were incurred in conjunction with our completion in January 2005 of a repurchase of $372.1 million of our $450.0 million principal amount 2006 notes and in March and April 2005 of a repurchase and redemption of all our 2008 notes.

Other income, net for the three and six months ending May 29, 2005 was $0.6 million and $4.6 million, respectively, as compared to $5.2 million and $3.5 million net expense for the same periods in 2004.

The following table summarizes significant components of other (income) expense, net:

	Three months ended		Six months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
Foreign exchange instruments (gains) losses	$2,883	$613	$(96)	$15,056
Foreign currency transaction (gains) losses	(2,945)	3,515	(3,818)	(12,098)
Interest income	(2,026)	(692)	(4,203)	(1,085)
Minority interest—Levi Strauss Japan K.K.	1,183	807	2,207	1,561
Minority interest—Levi Strauss Instanbul Konfeksiyon (1)	479	484	1,309	616
Other	(168)	445	48	(514)

Total	$(594)	$5,172	$(4,553)	$3,536

(1)	On March 31, 2005, we acquired full ownership of our joint venture in Turkey.

We use foreign exchange instruments such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in “other (income) expense, net”. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “other (income) expense, net”. The changes in foreign currency management contracts (gains) losses recorded for the three and six months period ending May 29, 2005 compared to the same periods in 2004 were due to different conditions in foreign exchange markets and changes in the foreign currency exposures being managed. For more information, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk”.

Foreign currency transactions are transactions denominated in a currency other than the recording entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “other (income)

expense, net”. In addition, at the settlement date of foreign currency transactions, foreign currency (gains) losses are recorded in “other (income) expense, net” to reflect the difference between the spot rate effective at settlement date and the historical rate at which the transaction was originally recorded.

The increase in interest income for the three and six months ended May 29, 2005 was primarily due to higher effective interest rates. Also contributing to the increase was a higher average investment balance for the six month period ended May 29, 2005 as compared to the same period in the prior year.

Income tax expense for the three and six months ended May 29, 2005 was $9.3 million and $58.4 million, respectively, as compared to income tax expense of $2.6 million and income tax benefit of $1.0 million for the same periods in 2004.

Our income tax expense was $9.3 million and $58.4 million for the three and six months ended May 29, 2005 as compared to income tax expense of $2.6 million and income tax benefit of $1.0 million for the same periods in the prior year. The increase was driven primarily by our $36.0 million and $132.5 million of income before taxes as compared to $8.2 million and $2.3 million for the same periods in the prior year.

Our effective tax rate for the six months ended May 29, 2005 was 44.1%. It differs from the estimated annual effective tax rate of 48.6% due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized for the full year. In accordance with FASB Interpretation No. 18, we adjust our annual estimated effective tax rate to eliminate the impact of these foreign losses. Our estimated effective tax rate for 2005 is based on current full-year forecasts of income or losses in domestic and foreign jurisdictions. To the extent the forecasts change in total, or by taxing jurisdiction, the effective tax rate may be subject to change.

In June 2005, we reached agreement with the Appeals division of the Internal Revenue Service regarding the examination of our U.S. federal consolidated income tax returns for the years 1986-1989. As a result of the agreement, we reduced our contingent tax liabilities by approximately $4.2 million during the three months ended May 29, 2005.

We continue to have unresolved issues in our consolidated U.S. federal corporate income tax returns for the years 1990-2004. As previously reported, we are actively negotiating a settlement with the Internal Revenue Service relating to the years 1990-1999. There is no assurance we will be able to reach an agreement with the Internal Revenue Service relating to these years. The Internal Revenue Service has not yet begun an examination of our 2000 – 2004 U.S. federal corporate income tax returns.

Certain other state and foreign tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with all on-going examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at May 29, 2005. However, it is possible we may also incur additional income tax liabilities related to prior years. We estimate this additional potential exposure to be approximately $28.9 million. Should our view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $28.9 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

Net income was $26.8 million for the three months ended May 29, 2005, compared to net income of $5.6 million for the same period in 2004. Net income was $74.1 million for the six months ended May 29, 2005, compared to net income of $3.3 million for the same period in 2004.

The increase in net income in the three and six months ended May 29, 2005 was due primarily to higher operating income, partially offset by the loss on early extinguishment of debt, slightly higher interest expense and higher income tax expense.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity in 2005 to operate our business and to meet our cash requirements. We believe that we will be in compliance with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash Sources

Our key sources of cash include earnings from operations and borrowing availability under our senior secured revolving credit facility. As of May 29, 2005, we had total cash and cash equivalents of $248.6 million, a $51.0 million decrease from the $299.6 million cash balance as of November 28, 2004. The decrease was primarily driven by a build up of inventory in preparation for the fall/back-to-school season, reduced trade and employee payables, and payments made in connection with our reorganization initiatives, partially offset by higher operating income, reduced trade receivables and the impact of our refinancing actions.

As of May 29, 2005, our total availability under our amended senior secured revolving credit facility was approximately $423.8 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $319.4 million. In addition, we had liquid short-term investments in the United States totaling approximately $134.8 million, resulting in a net liquidity position (availability and liquid short-term investments) of $454.2 million in the United States.

As of July 3, 2005, our total availability under our amended senior secured revolving credit facility was approximately $505.8 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $402.0 million. In addition, we had liquid short-term investments in the United States totaling approximately $55.2 million, resulting in a net liquidity position (availability and liquid short-term investments) of $457.2 million in the United States.

Cash Uses

Our principal cash requirements include working capital, payments of interest on our debt, payments of taxes, payments for U.S. pension and post-retirement health benefit plans, capital expenditures and cash restructuring costs. We expect to have the following selected cash requirements in the remainder of 2005 and first six months of fiscal 2006:

Selected Cash Requirements	Paid in six months ended May 29, 2005	Projected for remaining six months of 2005	Total projected for 2005	Projected for first six months of 2006	Projected for twelve months ended May 2006
(Dollars in millions)
Restructuring activities	$28	$28	$56	$9	$37
Interest	118	120	238	117	237
Federal, foreign and state taxes (net of refunds) (1)	26	28	54	23	51
Prior years’ income tax liabilities, net (2)	23	100	123	27	127
Post-retirement health benefit plans	13	23	36	18	41
Capital expenditures	13	38	51	20	58
Pension plans (3)	11	32	43	9	41

Total selected cash requirements	$232	$369	$601	$223	$592

(1)	Relate primarily to estimated cash payments with respect to 2005 income taxes.
(2)	Our projection for cash tax payments for prior years’ contingent income tax liabilities primarily reflects payments of foreign tax liabilities and accelerated payments resulting from our intention to resolve, during the remaining six months of 2005 and the first six months of 2006, open tax years with the Internal Revenue Service and certain state and foreign tax authorities. These projected payments are included in our accrued income taxes as of May 29, 2005.
(3)	We increased our projection for total cash contributions to our pension plans during the three months ended May 29, 2005 to reflect changes in our estimated required cash contributions for our U.S. Home Office Pension Plan and our U.S. Employee Retirement Plan as a result of lower than projected investment returns on plan assets. We now project cash contributions in 2005 of $43 million, compared with our projection at the end of the first quarter of $23 million as contained in our Form 10-Q for the first quarter.

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

Cash Flows

The following table summarizes, for the six months ended May 29, 2005 and May 30, 2004, selected items in our consolidated statements of cash flows:

	Six months ended
(Dollars in thousands)	May 29, 2005	May 30, 2004
Cash (used for) provided by operating activities	$(67,550)	$197,382
Cash used for investing activities	(6,884)	(3,553)
Cash provided by (used for) financing activities	24,882	(7,569)
Cash and cash equivalents	248,617	331,717

Cash used for operating activities was $67.6 million for the six months ended May 29, 2005 compared to cash provided by operating activities of $197.4 million for the same period in 2004.

The increase in cash used for operating activities was primarily due to the following factors:

•	During the six months ended May 29, 2005, increased inventory levels resulted in a use of cash of approximately $99.4 million. The increase in the current period is primarily due to a build up of inventory in preparation for the fall/back to school season and inventory management actions taken with contractors to avoid inventory shortages and to maintain consistent production order flow. In the prior comparable period, decreased inventory levels resulted in a cash inflow of approximately $149.1 million. The decrease in inventory for the six months ended May 30, 2004 results primarily from the combination of production shortfalls with our third party contract manufacturers during the period and our effort to reduce excess and obsolete inventory.

•	During the six months ended May 29, 2005, accrued employee wages and benefits decreased $70.3 million as compared to an increase of $44.5 million during the same period in 2004. The decrease in the current period was primarily attributable to the payment of approximately $94.7 million under our annual and long term incentive plans, compared to approximately $10.0 million in the prior year period. The current period decrease was partially offset by a reclassification of approximately $20.0 million of pension liabilities from long term to current.

•	During the six months ended May 29, 2005, accounts payable and accrued liabilities decreased by $109.1 million compared to a $58.2 million decrease in the same period last year. The decrease in the current period is primarily due to the impact of decreased operating expenses from the three months ended November 28, 2004 as compared to the three months ended May 29, 2005 and shorter payment cycles driven by our shift to package manufacturing and the related shorter payment term demands from our contract manufacturers. The prior period decrease is primarily due to a decrease in inventory purchases as well as a reduction in operating expenses from the three months ended November 30, 2003 as compared to the three months ended May 30, 2004.

Factors that partially offset these increases were as follows:

•	During the six months ended May 29, 2005, we had net income of $74.1 million as compared to net income of $3.3 million during the same period in 2004.

•	During the six months ended May 29, 2005, trade accounts receivable decreased by $144.1 million compared to a decrease of $97.0 million in the same period in 2004. The decrease in both periods was primarily due to lower sales in the second quarters ended May 29, 2005 and May 30, 2004 as compared to the fourth quarters ended November 28, 2004 and November 30, 2003, respectively, primarily as a result of the seasonality of the business.

•	During the six months ended May 29, 2005, our income tax liabilities increased by $14.7 million, compared to a $26.2 million decrease in the same period last year. This increase results from our recording of a $58.4 million income tax provision in the current year as compared to a $1.0 million income tax benefit in the prior year, partially offset by a $25.1 million increase in income tax payments during the current period as compared to 2004.

Cash used for investing activities was $6.9 million for the six months ended May 29, 2005, compared to $3.6 million for the same period in 2004.

Cash used in both periods primarily related to investments made in information technology systems that resulted from our decision to build an internal infrastructure in Asia through the installation of a worldwide enterprise resource planning system. In the current period, this amount was partially offset by gains on net investment hedges and proceeds from the sale of property, plant and equipment related to our restructuring activities.

Cash provided by financing activities was $24.9 million for the six months ended May 29, 2005 compared to cash used for financing activities of $7.6 million for the same period in 2004.

Cash provided by financing activities for the six months ended May 29, 2005 primarily reflected our issuance of approximately $1.0 billion in unsecured notes. The increase was largely offset by the repurchases and redemptions of $918.2 million in aggregate principal amount of our 2006 and 2008 notes, the payment of debt issuance costs of approximately $24.1 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million. Cash used for financing activities in the 2004 comparable period primarily reflected required payments on the equipment financing and senior secured term loan as well as repayments on short-term borrowings.

Indebtedness

As of May 29, 2005, we had fixed rate debt of approximately $1.7 billion (71% of total debt) and variable rate debt of approximately $0.7 billion (29% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Principal Payments

The table below sets forth, as of May 29, 2005, our required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter. The table also gives effect to the satisfaction of the 2008 notes refinancing condition and the different 2006 notes refinancing condition scenarios under our senior secured term loan.

	Principal Payments as of May 29, 2005
	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met
	(Dollars in thousands)
2005 (remaining six months) (1)	$14,490	$14,490
2006 (2) (3)	567,764	82,764
2007	—	5,000
2008	—	5,000
2009	—	475,000
Thereafter	1,775,367	1,775,367

Total	$2,357,621	$2,357,621

(1)	Includes required payments of approximately $2.5 million under our senior secured term loan and payments relating to short-term borrowings of approximately $12.0 million.
(2)	Under our senior secured term loan, we must refinance, repay or otherwise irrevocably set aside funds for all of our senior unsecured notes due 2006 by May 1, 2006, or our senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of our 2006 notes, we will have to repay or otherwise satisfy approximately $568.0 million of debt in fiscal 2006. If we meet the 2006 refinancing condition, the senior secured term loan will mature on September 29, 2009 and we will have to repay or otherwise satisfy approximately $83.0 million of debt in 2006.
(3)	We intend to use the remaining proceeds of the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). We may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of our credit agreements, indentures and other agreements.

See Note 5 to our consolidated financial statements for further discussion of our indebtedness, including information about our new senior notes issuances and our senior note repurchases and redemptions during the six months ended May 29, 2005.

Credit Agreement Ratios

Term Loan Leverage Ratio.    Our senior secured term loan requires us to maintain a consolidated senior secured leverage ratio of 3.5 to 1.0, which is measured as of the end of each fiscal quarter. As of May 29, 2005, we were in compliance with this ratio.

Revolving Credit Facility Fixed Charge Coverage Ratio.    Our senior secured revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of May 29, 2005, we were not required to perform this calculation.

Other Sources of Financing

We are a privately held corporation. Historically, we have primarily relied on cash flow from operations, borrowings under our credit facilities, issuances of notes and other forms of debt financing. We regularly explore our financing and debt reduction alternatives, including new credit agreements, equity financing, equipment and real estate financing, securitizations and unsecured and secured note issuances.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in these estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2007.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our financial statements.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this report, certain matters discussed in this report, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing domestic and international retail environments;

•	changes in the level of consumer spending or preferences in apparel;

•	mergers among several of our top ten customers;

•	our go-to-market executional performance;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our dependence on key distribution channels, customers and suppliers;

•	the effectiveness of our promotion, incentive and service programs with retailers;

•	changing fashion trends;

•	our ability to secure sufficient contract manufacturing capacity;

•	our ability to expand controlled distribution of our products;

•	the investment performance of our defined benefit pension plans;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	the impact of ongoing and potential future restructuring activities;

•	ongoing litigation matters and related regulatory developments;

•	unanticipated adverse income tax audit settlements and related payments;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	changes in trade laws including the elimination of quotas under the WTO Agreement on textiles and clothing;

•	political or financial instability in countries where our products are manufactured; and

•	other risks detailed in our Annual Report on Form 10-K for the year ended November 28, 2004 and other filings with the Securities and Exchange Commission.

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

We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we enter into spot exchange, forward exchange, cross-currency swaps and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third party and inter-company transactions. We manage the currency risk as of the inception of the exposure. We do not currently manage the timing mismatch between our forecasted exposures and the related financial instruments used to mitigate the currency risk.

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

At May 29, 2005, we had U.S. dollar spot and forward currency contracts to buy $366.1 million and to sell $240.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through July 2005. In addition, we bought and sold option contracts to manage our exposure to the Euro. These transactions will result in a net purchase of $40.0 million should the options be exercised in November 2005.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

Item 4.    Controls and Procedures

In conjunction with their audit of our financial statements for the year ended November 28, 2004, our independent registered public accounting firm identified three significant deficiencies in our internal control. These significant deficiencies and the actions we have taken to address them during the first half of fiscal 2005 are summarized as follows:

•	The first matter pertained to our accruals for claims processing expenses related to our U.S. workers compensation program. During the first quarter of fiscal 2005, we revised the process for estimating these expenses and moved the responsibility for this activity to our corporate controller. We believe these actions have substantially remediated this issue and have improved our workers compensation accounting and reporting process.

•	The second matter relates to our process for estimating one type of allowance that we provide to our U.S. retail customers. In response, we refined our estimation methodology in the first quarter of 2005 by better utilizing internal retail planning applications in order to develop more robust and objectively verifiable data to support our accruals.

•	The third matter relates to the financial reporting process and general control environment in our U.K. subsidiary. In response, starting in mid-2004, we replaced the top members of our U.K. finance management team in 2004 with personnel who have substantial GAAP experience. In addition, we redesigned the organization structure to drive more focus on internal controls. During the first six months of fiscal 2005, we took additional actions and believe we have made progress in strengthening our financial reporting process and general control environment in our U.K. subsidiary.

As of May 29, 2005, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, and took into account the actions we have taken during 2005 in response to the communication of the significant deficiencies from our independent registered public accounting firm in conjunction with their 2004 audit. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we will not be subject to the requirements until our annual report on Form 10-K for fiscal year 2006.

PART II—OTHER INFORMATION

Item  1.    Legal Proceedings

Wrongful Termination Litigation.    On June 17, 2005, the parties attended a case management conference where the court set a trial date of October 2, 2006 to try plaintiffs’ Sarbanes-Oxley Act claim, plaintiffs’ defamation claim and our counter-claims. For more information about the litigation, see Note 9 to the consolidated financial statements contained in our 2004 Annual Report on Form 10-K filed on February 17, 2005.

Class Actions Securities Litigation.    There have been no material developments in this litigation since we filed our 2004 Annual Report on Form 10-K. For information about the litigation, see Note 9 to the consolidated financial statements contained in the Annual Report on Form 10-K.

Comexma Litigation.    On May 31, 2005, the civil appellate court in Mexico City overturned a lower court decision that had been rendered in March 2005 against us in an action that had been brought by a former contract manufacturer who had alleged that its business had suffered direct damages and harm to its reputation from an unauthorized anti-counterfeiting raid on its Mexico City facilities in June 2001. The appellate court ruling vacated the entire award that had been granted by the lower court.

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

The court awarded Comexma approximately $24.5 million in direct damages and lost income, and an additional approximately $20.5 million in damages for harm to its reputation. We appealed the court’s decision on March 17, 2005. On May 31, 2005, the appellate court rendered its decision in our favor, reversing the lower court’s decision, vacating the entire award of damages granted to Comexma by the lower court, and awarding us our attorneys’ fees and costs. In overturning the lower court’s ruling, the appellate court found that there was no direct relationship between the raid and Comexma’s decision to close the facility, that the damages claimed by Comexma were not caused by the raid, and that there was no intent by us to harm the former contractor.

On June 21, 2005, the plaintiff filed an appeal to seek review of the appellate court’s decision at the federal court level.

As a result of the favorable decision from the appellate court, and based on advice of legal counsel, in the second quarter we reversed the provision for this litigation that we had previously accrued for in selling, general and administrative expenses in the first quarter of fiscal 2005.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

Recent Organizational Developments

2005 Management Incentive Plan

On July 8, 2005, our board of directors approved our establishment of a new two-year cash incentive plan for our management employees including our executive officers. The plan covers approximately 1,000 employees worldwide. The purpose of the plan is to facilitate the transition to the long-term incentive plan approved earlier in 2005 by providing interim payment opportunities in 2006 and 2007; attract, retain and motivate management to achieve multi-year earnings objectives; and provide a competitive incentive opportunity.

Plan payouts will be based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in 2005 and 2006. We will set individual target amounts for each participant based on a percentage of his or her 2005 long-term incentive plan target amount. We will pay incentive amounts in two portions:

•	We will calculate and pay 35% of the participant’s target award in February 2006 based on achievement of our 2005 total company EBITDA target.

•	We will calculate and pay 65% of the participant’s target award in February 2007 based on total company performance against the incentive plan’s two-year cumulative EBITDA and EBITDA growth targets, with the installment amount capped at 200% if we outperform our targets. The two-year cumulative EBITDA target will be based on 2005 actual performance plus 2006 target performance.

Our board will have discretion to interpret, amend and terminate the plan.

The terms of the plan will be governed by the final plan document. We will file that document in a subsequent Form 8-K or Form 10-Q filing with the SEC.

2006 Annual Incentive Plan Measures

On July 8, 2005, our board of directors approved new performance measures for our annual incentive plans to take effect in our 2006 fiscal year. The new measures will be:

•	Earnings before interest and taxes (“EBIT”) before restructuring charges

•	Working capital, defined in terms of average cash conversion cycle days

These measures are intended to focus plan participants on earnings and on managing cash flow through the key elements of working capital: inventory, accounts receivable and accounts payable. Payouts will be based on achievement of 2006 targets for these measures. Funding will be calculated by measuring actual EBIT performance relative to the target and then modifying the result up or down by the working capital performance relative to target. This approach is intended to place primary emphasis on earnings and ensure a minimum level of required profitability is achieved before working capital performance is factored into the funding calculation.

We expect our board to review and approve other aspects of the 2006 plan, including participation and target award levels, business unit funding and individual award allocation, as part of our regular incentive plan review at the end of this year.

Appointment of John Goodman as President of U.S. Dockers® Business

On May 16, 2005, we announced that we had appointed John Goodman as president of our U.S. Dockers® business, effective June 6, 2005. Mr. Goodman has been senior vice president and chief apparel officer for Kmart Holding Corporation, a wholly owned subsidiary of Sears Holdings Corporation since December 2003.

Prior to joining the Kmart Holding Corporation, Mr. Goodman spent 11 years at Gap, Inc., where he held a series of increasingly responsible merchandising and management positions. When he left Gap Inc. in 2003, he was senior vice president of merchandising, planning, production and distribution for the company’s outlet stores. In this position, Mr. Goodman developed and launched the company’s Banana Republic and Old Navy outlet concepts. He started his career at Bloomingdale’s in New York in the executive training program and worked as a buyer for four years. We reported information about Mr. Goodman’s compensation arrangement in our Form 8-K we filed on May 20, 2005.

Separation Agreement with Roberta Silten

Effective May 31, 2005, Roberta Silten tendered her resignation as president of our U.S. Dockers® brand. On July 7, 2005, we entered into a Separation by Mutual Consent Agreement and Release of All Claims with Ms. Silten. Under the separation agreement, we granted to Ms. Silten an unpaid sabbatical leave commencing June 1, 2005, and lasting up to six months. During her sabbatical, she will continue to be eligible to receive payments under the 2004 Long Term Incentive Plan and the 2005 Annual Incentive Plan, to the extent her sabbatical is still in effect on the respective payment dates. In the event that Ms. Silten ends her sabbatical prior to the end of our 2005 fiscal year, she will be ineligible for the 2005 Annual Incentive Plan, and instead will receive a lump sum payment of $50,000.

In addition, the separation agreement provides that she will receive:

•	in the event that she decides to terminate her employment with us at the end of her sabbatical, a separation payment in an amount equal to her annual base salary plus an incentive amount at target, for a total of $705,375. This amount will be payable in bi-weekly installments over a twelve-month period commencing on the date of termination of employment;

•	the continued use of services of the executive consultant hired by us for Ms. Silten’s benefit, through the duration of the consultant’s contract with us;

•	continued medical coverage during the period of her sabbatical, and reimbursement of her life insurance premiums and a portion of her COBRA group health insurance premiums for up to twelve (12) months thereafter; and

•	outplacement services for a period of up to twelve months.

The separation agreement also provides for a general release by Ms. Silten in favor of us of all claims related to her employment relationship with, and separation from, the company.

Ms. Silten has the right to revoke the separation agreement for a period of seven days following her execution of the agreement. Following this seven-day period, our obligations under the separation agreement will become effective.

This description is qualified in its entirety by the actual text of the agreement, which is attached to this Form 10-Q as Exhibit 10.2.

Retirement of Robert D. Haas as Employee

Effective August 1, 2005, Robert D. Haas, the chairman of our Board of Directors and our former chief executive officer, will retire as an employee of the company. Mr. Haas will continue his active engagement with us as chairman of the Board and as a voting trustee under the voting trust agreement.

On July 8, 2005, our Board of Directors approved changes in Mr. Haas’ compensation as chairman in view of his change in employment status. Mr. Haas will receive an annual retainer fee of $250,000. Mr. Haas’ target participation level in 2005 under our Senior Executive Long-Term Incentive Plan will be $100,000, reduced from the target value of $375,000 for which he was previously eligible as an employee and executive officer. In addition, Mr. Haas, as a retired employee, will receive benefits under our standard pension and other plans available to our retired senior executives, as well as the compensation and benefits package provided to other members of our Board. Mr. Haas will also receive certain other benefits including continued participation in our executive perquisites program and continued office and administrative support.

Retirement of Albert F. Moreno as General Counsel

On July 6, 2005, Albert F. Moreno, our Senior Vice President, General Counsel and Assistant Secretary, announced his retirement after 27 years with us. Mr. Moreno will leave us at the end of this fiscal year. We are currently conducting a search for his replacement.

Amendment and Restatement of our Bylaws

In view of Mr. Haas’ change in status and for other updating purposes, our Board of Directors approved the following changes in our bylaws effective as of July 8, 2005:

•	Article II, Section 2. We moved the definition of “Whole Board” to Article III, Section 1.

•	Article III, Section 1. We added the definition of “Whole Board,” and deleted language regarding the initial implementation of our staggered board.

•	Article III, Section 5. We deleted language allowing the chief executive officer to call special meetings of the board, and added language allowing the chairman of the board or the president to call such meetings.

•	Article III, Section 11. We added a new section describing the duties and powers of the chairman of the board.

•	Article V, Section 1. We removed the designation of “chairman of the board” as an officer of the Company.

•	Article V, Section 3. We amended the provision to state that the board shall fix the salaries of the president and such officers as it may determine. Previously, the bylaws specifically provided that the board would fix the salary of the chairman of the board, the president, all executive vice presidents and all senior vice presidents.

•	Article V, Sections 4 and 5. We deleted references to the powers and duties of the chairman of the board, having moved the discussion of these items to Article III, Section 11. In its place, we added references to the powers and the duties of the president of the company, which clarify the president’s role as chief executive officer of the company.

•	Article X, Section 4. We removed the ability of the chairman of the board to designate the fiscal year of the company.

This description is qualified in its entirety by the actual text of our Amended and Restated Bylaws, which are attached to this Form 10-Q as Exhibit 3.1.

Item 6.    Exhibits

3.1	Amended and Restated Bylaws of Levi Strauss & Co., dated as of July 8, 2005. Filed herewith.

10.1	Offer Letter, dated as of May 13, 2005, between Levi Strauss & Co. and John Goodman. Filed herewith.

10.2	Separation by Mutual Consent Agreement and Release of All Claims, dated as of July 7, 2005, between Levi Strauss & Co. and Roberta Silten. Filed herewith.

10.3	Memorandum, dated as of July 8, 2005, summarizing the terms of Robert D. Haas’ role as Chairman of the Board of Levi Strauss & Co. Filed herewith.

10.4	Levi Strauss & Co. Senior Executive Long Term Incentive Plan, effective November 29, 2004.

10.5	Levi Strauss & Co. Annual Incentive Plan, effective November 29, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Section 906 certification. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 12, 2005	LEVI STRAUSS & CO.
(Registrant)

	By:	/s/ GARY W. GRELLMAN
Gary W. Grellman Vice President and Controller (Principal Accounting Officer)