Form 10-Q
period 2005-08-28
LEVI STRAUSS & CO
filed 2005-10-11
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 28, 2005

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

Common Stock $.01 par value—37,278,238 shares outstanding on October 5, 2005

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

Item 1.    Consolidated Financial Statements

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	August 28, 2005	November 28, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$210,193	$299,596
Restricted cash	2,883	1,885
Trade receivables, net of allowance for doubtful accounts of $33,030 and $29,002	543,616	607,679
Inventories:
Raw materials	18,417	45,271
Work-in-process	14,538	22,950
Finished goods	620,808	486,633

Total inventories	653,763	554,854
Deferred tax assets, net of valuation allowance of $26,364	131,491	131,491
Other current assets	87,648	83,599

Total current assets	1,629,594	1,679,104
Property, plant and equipment, net of accumulated depreciation of $478,731 and $486,439	383,219	416,277
Goodwill	199,905	199,905
Other intangible assets, net of accumulated amortization of $1,063 and $720	46,204	46,779
Non-current deferred tax assets, net of valuation allowance of $360,319	455,303	455,303
Other assets	92,839	88,634

Total assets	$2,807,064	$2,886,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$15,152	$75,165
Current maturities of capital lease obligations	1,533	1,587
Accounts payable	199,024	279,406
Restructuring reserves	20,873	41,995
Accrued liabilities	202,500	253,322
Accrued salaries, wages and employee benefits	226,054	293,762
Accrued income taxes	144,437	124,795

Total current liabilities	809,573	1,070,032
Long-term debt, less current maturities	2,333,227	2,248,723
Long-term capital lease obligations, less current maturities	4,404	5,854
Post-retirement medical benefits	468,838	493,110
Pension liability	203,820	217,459
Long-term employee related benefits	154,167	154,495
Long-term income tax liabilities	23,413	—
Other long-term liabilities	42,475	43,205
Minority interest	18,825	24,048

Total liabilities	4,058,742	4,256,926

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock—$.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,242,096)	(1,354,428)
Accumulated other comprehensive loss	(98,763)	(105,677)

Stockholders’ deficit	(1,251,678)	(1,370,924)

Total liabilities and stockholders’ deficit	$2,807,064	$2,886,002

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
Net sales	$1,018,816	$994,626	$2,968,358	$2,915,763
Cost of goods sold	564,870	538,179	1,590,328	1,638,377

Gross profit	453,946	456,447	1,378,030	1,277,386
Selling, general and administrative expenses	319,872	300,540	930,950	894,964
Long-term incentive compensation expense	9,629	10,735	18,949	37,067
(Gain) loss on disposal of assets	(2,936)	476	(5,788)	(612)
Other operating income	(16,804)	(11,593)	(47,311)	(29,626)
Restructuring charges, net of reversals	5,022	28,117	13,436	108,158

Operating income	139,163	128,172	467,794	267,435
Interest expense	63,918	64,252	198,625	197,687
Loss on early extinguishment of debt	39	—	66,064	—
Other (income) expense, net	(2,805)	(466)	(7,358)	3,070

Income before taxes	78,011	64,386	210,463	66,678
Income tax expense	39,765	17,821	98,131	16,857

Net income	$38,246	$46,565	$112,332	$49,821

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	August 28, 2005	August 29, 2004
Cash Flows from Operating Activities:
Net income	$112,332	$49,821
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	44,608	45,237
Non-cash asset write-offs associated with reorganization initiatives	—	34,997
Gain on disposal of assets	(5,788)	(612)
Unrealized foreign exchange gains	(3,922)	(13,643)
Write-off of unamortized costs associated with early extinguishment of debt	12,473	—
Decrease (increase) in trade receivables	58,508	(11,699)
(Increase) decrease in inventories	(107,300)	133,621
(Increase) decrease in other current assets	(11,724)	13,154
Decrease in other non-current assets	12,658	11,617
Decrease in accounts payable and accrued liabilities	(130,852)	(46,204)
Decrease in restructuring reserves	(19,587)	(28,877)
(Decrease) increase in accrued salaries, wages and employee benefits	(64,956)	68,447
Increase (decrease) in income tax liabilities	43,075	(13,345)
Decrease in long-term employee related benefits	(36,939)	(95,919)
(Decrease) increase in other long-term liabilities	(902)	1,034
Other, net	(366)	1,572

Net cash (used for) provided by operating activities	(98,682)	149,201

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(22,005)	(10,866)
Proceeds from sale of property, plant and equipment	11,163	6,672
Cash inflow from net investment hedges	2,163	1,544
Acquisition of Turkey minority interest	(3,835)	—

Net cash used for investing activities	(12,514)	(2,650)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,031,255	—
Repayments of long-term debt	(979,112)	(10,069)
Net decrease in short-term borrowings	(4,240)	(2,678)
Debt issuance costs	(24,552)	(2,069)
Increase in restricted cash	(1,067)	(2,053)
Other, net	—	(996)

Net cash provided by (used for) financing activities	22,284	(17,865)

Effect of exchange rate changes on cash	(491)	22

Net (decrease) increase in cash and cash equivalents	(89,403)	128,708
Beginning cash and cash equivalents	299,596	143,445

Ending cash and cash equivalents	$210,193	$272,153

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$201,092	$198,807
Income taxes	74,137	35,564
Restructuring initiatives	34,924	102,188

The accompanying notes are an integral part of these financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

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

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 28, 2005 may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2005.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2005 fiscal year consists of 52 weeks ending November 27, 2005. Each quarter of fiscal year 2005 consists of 13 weeks. The 2004 fiscal year consisted of 52 weeks ended November 28, 2004 with all four quarters consisting of 13 weeks.

Restricted Cash

Restricted cash as of August 28, 2005 and November 28, 2004 was $2.9 million and $1.9 million, respectively, and primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations.

Reclassification of Outstanding Checks

The Company included approximately $14.0 million of outstanding checks in “accounts payable” in its previously filed consolidated balance sheet as of August 29, 2004. Outstanding checks represent checks that have been issued by the Company but have not been processed against the Company’s bank accounts as of the balance sheet date. As of November 28, 2004, the Company reported outstanding checks as a reduction in “cash and cash equivalents” in the consolidated balance sheet and statement of cash flows, and the prior year amount in the statement of cash flows, for the nine months ended August 29, 2004, has been reclassified to reflect this presentation.

Long-lived Assets Held for Sale

At August 28, 2005 and November 28, 2004, the Company had approximately $0.07 million and $2.3 million, respectively, of long-lived assets held for sale. Such assets are recorded in “Property, plant and equipment.” Long-lived assets held for sale as of August 28, 2005 primarily relate to a closed manufacturing plant in Spain.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

During the three months ended August 28, 2005, the Company sold its idle manufacturing plant in San Francisco, California, for approximately $3.5 million, and recognized a $3.0 million gain on the disposal. The carrying value of the manufacturing plant was included in the November 28, 2004 assets held for sale balance discussed above. The Company has pledged to contribute $2.0 million of the proceeds from the sale to the Levi Strauss Foundation, a Company-sponsored charitable foundation that supports various global giving programs. As of August 28, 2005, approximately $0.7 million in cash was contributed to the Foundation with approximately $1.3 million recorded as a liability. The charge for the contribution was recorded in selling, general and administrative expenses.

Acquisition of Retail Stores

On August 26, 2005, the Company’s U.K. subsidiary signed an agreement to purchase seven Levi’s® stores and five factory outlets from one of its retail customers in the U.K. for approximately $4.1 million. The sale is expected to close in the fourth quarter of 2005. The acquisition is not expected to have a material impact on the Company’s financial condition or its results of operations.

Loss on Early Extinguishment of Debt

During the three and nine months ended August 28, 2005, the Company recorded a $0.04 million and $66.1 million loss, respectively, on early extinguishment of debt as a result of its debt refinancing activities during the periods. The loss for the nine months ended August 28, 2005 was comprised of tender offer and redemption premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. Such costs were incurred in conjunction with the Company’s completion in January 2005 of a tender offer to repurchase $372.1 million of its $450.0 million principal amount 2006 notes, and completion in March and April 2005 of the tender offers and redemptions of its $380.0 million and €125.0 million 2008 notes. (See also Note 5 to the Consolidated Financial Statements).

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. For nonpublic entities, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, which for the Company will be as of the beginning of fiscal 2007. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of SFAS 123(R) will have on its financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

NOTE 2:    RESTRUCTURING RESERVES

Summary

The following describes the activities associated with the Company’s business transformation initiatives, including manufacturing plant closures and organizational changes. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and other reorganization initiatives. Other restructuring costs primarily relate to lease liability and facility closure costs. Reductions consist of payments for severance, employee benefits, and other restructuring costs, and foreign exchange differences.

The total balance of the reserves at August 28, 2005 and November 28, 2004 was $29.4 million and $50.8 million, respectively. For the three and nine months ended August 28, 2005, the Company recognized restructuring charges, net of reversals, of $5.0 million and $13.4 million, respectively. For the three and nine months ended August 29, 2004, the Company recognized restructuring charges, net of reversals, of $28.1 million and $108.2 million, respectively. Charges in the three and nine months ended August 28, 2005 relate primarily to additional severance and benefit expenses and lease liability costs related to the 2004 U.S. and European organizational changes described below. Charges in the three and nine months ended August 29, 2004 relate primarily to the indefinite suspension of an enterprise resource planning system installation in December 2003, the 2004 organizational changes commenced in the three months ended August 29, 2004 and additional charges related to the Company’s 2003 organizational changes and plant closures described below. The Company expects to utilize a significant portion of its restructuring reserves during the next 12 months.

The following table summarizes the 2005 activity, and the reserve balances as of November 28, 2004 and as of August 28, 2005, associated with the Company’s reorganization initiatives:

	November 28, 2004	Restructuring Charges	Restructuring Reductions	Restructuring Reversals	August 28, 2005
2004 Reorganization Initiatives	$36,904	$16,877	$(24,456)	$(2,066)	$27,259
2003 and 2002 Reorganization Initiatives	13,935	783	(10,468)	(2,158)	2,092

Total	$50,839	$17,660	$(34,924)	$(4,224)	$29,351

Current portion of restructuring reserves	$41,995				$20,873
Non-current portion of restructuring reserves (1)	8,844				8,478

Total	$50,839				$29,351

(1)	Non-current portion of restructuring reserves represents the Company’s long-term portion of its lease loss liabilities and is included in “Other long-term liabilities” on the consolidated balance sheet.

2004 Reorganization Initiatives

The table below displays, for the 2004 reorganization initiatives, the restructuring activity for the nine months ended August 28, 2005, the balance of the restructuring reserves as of August 28, 2005 and cumulative charges to date.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

	November 28, 2004	Restructuring Charges	Restructuring Reductions (7)	Restructuring Reversals (8)	August 28, 2005	Cumulative Charges to date (9)
	(Dollars in Thousands)
2004 Spain Plant Closures (1)
Severance and employee benefits	$2,425	$305	$(2,730)	$—	$—	$26,380
Other restructuring costs	3	406	(371)	—	38	1,609

Total	2,428	711	(3,101)	—	38	27,989

2004 Australia Plant Closure (2)
Severance and employee benefits	751	—	(652)	—	99	2,562
Other restructuring costs	—	—	—	—	—	—

Total	751	—	(652)	—	99	2,562

2004 U.S. Organizational Changes (3)
Severance and employee benefits	4,852	1,683	(4,307)	(613)	1,615	11,563
Other restructuring costs	14,543	2,969	(2,966)	(71)	14,475	18,556
Asset write-off	—	—	—	—	—	543

Total	19,395	4,652	(7,273)	(684)	16,090	30,662

2004 Europe Organizational Changes (4)
Severance and employee benefits	9,702	5,985	(9,819)	(852)	5,016	19,206
Other restructuring costs	1,098	523	(354)	(269)	998	1,427

Total	10,800	6,508	(10,173)	(1,121)	6,014	20,633

2004 Dockers ® Europe Organizational Changes (5)
Severance and employee benefits	1,349	2,360	(2,440)	(206)	1,063	3,605
Other restructuring costs	—	2,549	(168)	(32)	2,349	2,517

Total	1,349	4,909	(2,608)	(238)	3,412	6,122

2004 Indefinite Suspension of ERP Installation (6)
Severance and employee benefits	520	97	(594)	(23)	—	2,675
Other restructuring costs	1,661	—	(55)	—	1,606	6,668
Asset write-off	—	—	—	—	—	33,417

Total	2,181	97	(649)	(23)	1,606	42,760

Total—2004 Reorganization
Initiatives	$36,904	$16,877	$(24,456)	$(2,066)	$27,259	$130,728

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

(1)	During the year ended November 28, 2004, the Company closed its two owned and operated manufacturing plants in Spain. A portion of the property, plant and equipment was sold in March 2005 for a gain of approximately $3.6 million. The Company has entered into an agreement to sell the remaining property, plant and equipment in October, 2005 for approximately $0.4 million. Current period charges represent additional severance and employee benefits and facility closure costs. The Company expects to incur no additional restructuring costs in connection with this action.
(2)	During the year ended November 28, 2004, the Company closed its owned and operated manufacturing plant in Adelaide, Australia. In September, 2005, the Company entered into an agreement to sell the manufacturing plant, along with its Adelaide distribution center and business office, for approximately $2.1 million. The Company plans to lease back the distribution center and business office. The Company expects to incur no additional restructuring costs in connection with this action.
(3)	During the year ended November 28, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. Current period charges represent additional severance and employee benefits and costs associated with remaining lease liabilities. The Company estimates that it will incur future additional restructuring charges principally related to costs associated with remaining lease liabilities of approximately $1.8 million.
(4)	During the year ended November 28, 2004, the Company commenced additional reorganization actions in its overall European operations which resulted in the displacement of approximately 145 employees. Current period charges represent additional severance and employee benefits related to headcount reductions at the Company’s distribution center in Germany. The Company estimates that it will incur additional restructuring charges of approximately $1.5 million relating to these actions, principally in the form of severance and employee benefits payments and facility closure costs, all of which will be recorded as they become probable and estimable.
(5)	During the year ended November 28, 2004, the Company commenced reorganization actions in its Dockers® business in Europe which resulted in the displacement of approximately 60 employees. During the quarter ended August 28, 2005, the Company transferred and consolidated its Dockers® operations into the Company’s European headquarters in Brussels. Current period charges represent additional severance and employee benefits and facility closure costs. The Company estimates that it will incur additional restructuring charges of approximately $1.3 million related to a facility closure.
(6)	In December 2003, the Company indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use. The reserve balance as of August 28, 2005 relates to the final payment related to the license termination agreement, which was paid in September, 2005. The Company expects to incur no additional restructuring costs in connection with this action.
(7)	Reductions consist primarily of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.
(8)	Net reversals of approximately $2.1 million recorded by the Company in the nine-month period ended August 28, 2005 related primarily to lower than anticipated severance and employee benefit costs.
(9)	Amounts represent cumulative restructuring charges, net of reversals, from the initiative’s inception through August 28, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

2003 and 2002 Reorganization Initiatives

The table below displays, for the 2003 and 2002 reorganization initiatives, the restructuring activity for the nine months ended August 28, 2005, the balance of the restructuring reserves as of August 28, 2005 and the cumulative charges to date.

	November 28, 2004	Restructuring Charges	Restructuring Reductions (5)	Restructuring Reversals	August 28, 2005	Restructuring Charges to date (6)
	(Dollars in thousands)
2003 U.S. Organizational Changes (1)
Severance and employee benefits	$3,033	$28	$(2,079)	$(881)	$101	$28,808
Other restructuring costs	66	—	(13)	(53)	—	970

Total	3,099	28	(2,092)	(934)	101	29,778

2003 North America Plant Closures (2)
Severance and employee benefits	6,624	251	(5,498)	(423)	954	45,478
Other restructuring costs	1,800	370	(1,704)	(466)	—	7,985
Asset write-off	—	—	—	—	—	12,212

Total	8,424	621	(7,202)	(889)	954	65,675

2003 Europe Organizational Changes (3)
Severance and employee benefits	1,827	116	(847)	(314)	782	27,268
Other restructuring costs	291	18	(121)	(21)	167	1,623

Total	2,118	134	(968)	(335)	949	28,891

2002 Europe Reorganization Initiatives (4)
Severance and employee benefits	275	—	(188)	—	87	1,114
Other restructuring costs	19	—	(18)	—	1	61

Total	294	—	(206)	—	88	1,175

Total 2003 and Prior Reorganization Initiatives	$13,935	$783	$(10,468)	$(2,158)	$2,092	$125,519

(1)	In September 2003, the Company commenced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. During the nine-month period ended August 28, 2005, the Company reversed approximately $0.9 million of charges primarily related to revised COBRA and annual incentive plan liabilities. The Company expects to incur no significant additional restructuring charges in connection with this initiative.
(2)	In January 2004, the Company closed its sewing and finishing operations in San Antonio, Texas and in March 2004, the Company closed three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario. During the nine-month period ended August 28, 2005, the Company reversed approximately $0.4 million of charges related to lower than anticipated severance and employee benefit costs and $0.5 million related to facility closure costs. Current period charges represent additional severance, employee benefits and facility closure costs. The remaining liability of approximately $1.0 million primarily relates to anticipated salary and benefit payments. The Company expects to incur no significant additional restructuring charges in connection with this initiative.
(3)

During the fourth quarter of 2003, the Company commenced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. Charges in the current period relate primarily to additional severance and employee benefit costs. During the nine-month

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

period ended August 28, 2005, the Company reversed approximately $0.3 million of charges related to severance agreements that had been finalized during the period. The remaining liability of $0.9 million relates primarily to salary and benefit payments. The Company expects to incur no additional restructuring charges in connection with this action.

(4)	In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions included the closures of the leased distribution centers in Belgium, France and Holland during the first half of 2004. The Company expects to incur no additional restructuring charges in connection with these initiatives.
(5)	Reductions consist primarily of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.
(6)	Amounts represent cumulative restructuring charges, net of reversals, from the initiative’s inception through August 28, 2005.

NOTE 3:    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $199.9 million as of both August 28, 2005 and November 28, 2004. Other intangible assets were as follows:

	August 28, 2005			November 28, 2004
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Amortized intangible assets:
Other intangible assets	$4,379	$(1,063)	$3,316	$4,590	$(720)	$3,870
Unamortized intangible assets:
Trademarks	42,888	—	42,888	42,909	—	42,909

Total	$47,267	$(1,063)	$46,204	$47,499	$(720)	$46,779

On March 31, 2005, the Company acquired the remaining 49% minority interest of its joint venture in Turkey for approximately $3.8 million in cash and obtained 100% ownership of the venture. The Company accounted for the acquisition using the purchase method, as prescribed by Financial Accounting Standards Board Statement No. 141, “Business Combinations”. As a result of the purchase, the Company recognized approximately $0.3 million related to acquired sales backlog, which is included in other intangible assets at August 28, 2005.

The Company had previously consolidated the results of operations and financial position of the joint venture. As a result, the acquisition did not have a material impact on the Company’s financial condition as of August 28, 2005 or its results of operations for the three and nine months ended August 28, 2005. The order backlog is being amortized over a six-month period.

Amortization expense for the three and nine months ended August 28, 2005 was $0.2 million and $0.6 million, respectively. Amortization expense for the three and nine months ended August 29, 2004 was $0.03 million and $0.09 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s finite lived intangible assets is estimated at approximately $0.5 million per year.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

NOTE 4:    INCOME TAXES

The Company’s income tax provision for the three and nine months ended August 28, 2005 was approximately $39.8 million and $98.1 million, respectively. Those amounts include approximately $41.1 million and $106.6 million, respectively, of expense relating to current year operations, reduced by approximately $1.3 million and $8.5 million, respectively, of discrete benefits relating primarily to a decrease in the Company’s contingent tax liabilities.

The effective income tax rate for the nine months ended August 28, 2005 was 46.6%. This differs from the Company’s estimated annual effective income tax rate described below, due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized for the full year. In accordance with FASB Interpretation No. 18, the Company adjusts its annual estimated effective tax rate to exclude the impact of these foreign losses. The adjusted estimated annual effective income tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, and then adjusted by discrete items to compute income tax expense for the nine month period ended August 28, 2005.

Estimated Annual Effective Income Tax Rate.    The estimated annual effective income tax rate for the full year 2005 and 2004 differs from the U.S. federal statutory income tax rate of 35% as follows:

	Fiscal Year 2005 (1)	Fiscal Year 2004 (2)
Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	1.1	0.1
Impact of foreign operations	13.5	(22.5)
Reassessment of reserves due to change in estimate	(2.0)	10.2
Provision to return reconciliation	0.5	10.6
Other, including non-deductible expenses	0.3	2.5

	48.4%	35.9%

(1)	Estimated annual effective income tax rate for fiscal year 2005.
(2)	Projected annual effective income tax rate used for the nine months ended August 29, 2004.

The “State income taxes, net of U.S. federal impact” item above primarily reflects changes in state apportionment ratios and franchise tax and minimum tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a full valuation allowance against state net operating loss carryforwards. The annual estimated effective tax rate for the periods presented does not include any anticipated benefit from additional current year state tax losses.

The “Impact of foreign operations” item above reflects changes in the residual U.S. tax on unremitted foreign earnings and the Company’s expectation that foreign income taxes will be deducted rather than claimed as a credit for U.S. federal income tax purposes. In addition, this item includes the impact of foreign income and losses incurred in jurisdictions with tax rates that are different from the U.S. federal statutory rate and foreign losses for which no tax benefit can be recognized. For 2004, the 22.5% decrease reflects additional benefit generated by foreign losses incurred in jurisdictions with rates in excess of the U.S. federal statutory rate. Additionally, changes in the mix of our cumulative earnings and profits by jurisdiction resulted in a reduction in the residual U.S. tax on unremitted foreign earnings.

The “Reassessment of reserves due to change in estimate” item above relates primarily to changes in the Company’s estimate of its contingent tax liabilities. The 2.0 percentage point decrease in the annual estimated

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

effective tax rate for 2005 relates primarily to the reversal of prior year tax liabilities of approximately $10.7 million, partially offset by additional interest for the 2005 fiscal year of approximately $5.4 million. Approximately $8.3 million of the $10.7 million reversal of prior year tax liabilities is attributable to the Company’s settlements with the Internal Revenue Service (inclusive of the state tax effects of such settlements) for the years 1986 – 1999 as described more fully below. The remaining $2.4 million reversal reflects changes in estimates attributable to foreign and state income tax exposures not related to the Company’s settlements with the Internal Revenue Service. For 2004, the 10.2 percentage point increase in the effective tax rate relates to a $3.0 million increase in the Company’s accrual for contingent tax losses and the related accrual of interest expense on the Company’s contingent income tax liabilities.

The “Provision to return reconciliation” item above relates primarily to the reconciliation of the Company’s annual tax provision to its annual U.S. federal and foreign corporate income tax returns. The projection of taxable income relied upon in connection with the preparation of the 2004 financial statements was refined during the preparation of the fiscal year 2004 income tax returns filed during the three months ended August 28, 2005. The net impact of the reconciliation of taxable income is an increase to income tax expense of approximately $1.2 million, which has been recorded during the three months ended August 28, 2005. For 2004, this item related to the reconciliation of the Company’s fiscal year 2003 tax provision to its fiscal year 2003 U.S. Federal corporate income tax return. The net impact of the reconciliation of taxable income was an increase to income tax expense of approximately $6.2 million for the three months ended August 29, 2004.

The “Other, including non-deductible expenses” item above relates primarily to items that are expensed for determining book income but that will not be deductible in determining U.S. federal taxable income. In 2004, a lower pre-tax operating result coupled with increased non-deductible expenses accounted for the greater relative percentage of the reconciling items from the U.S. federal statutory rate.

Examination of Tax Returns.    During the nine months ended August 28, 2005, the Company reached agreement with the Internal Revenue Service to close a total of 14 open tax years.

In June 2005, the Company reached an agreement with the Appeals division of the Internal Revenue Service regarding the examination of the Company’s consolidated U.S. federal income tax returns for the years 1986-1989. As a result of that agreement, the examination of the Company’s income tax returns for those periods is now closed and the Company reduced its contingent tax liabilities by approximately $4.2 million during the three months ended May 29, 2005.

In August 2005, the Company completed settlement discussions with the Internal Revenue Service relating to the Company’s consolidated U.S. federal income tax returns for the years 1990-1999. As a result of this settlement agreement, the examination of the Company’s income tax returns for those periods is now closed and the Company reduced income tax expense by approximately $4.1 million during the three months ended August 28, 2005. This $4.1 million reduction in income tax expense reflects a net decrease in federal income tax expense of approximately $6.5 million and an increase to state income tax expense, net of federal tax benefits, of approximately $2.4 million. The net decrease to federal income tax expense of $6.5 million relates primarily to a decrease in the Company’s liability associated with its unremitted foreign earnings of approximately $12.3 million, partially offset by $5.8 million of additional net federal income tax expense relating to an increase in taxes payable and changes in other tax attributes.

In connection with the 1990 – 1999 settlement, the Company expects to make total payments to the Internal Revenue Service of approximately $100.0 million in the fourth quarter of 2005. These projected payments are included in the Company’s accrued income taxes as of August 28, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

The Internal Revenue Service has not yet begun an examination of the Company’s 2000-2004 U.S. federal corporate income tax returns.

Certain state and foreign tax returns are under examination by various regulatory authorities. The Company continuously reviews issues raised in connection with all on-going examinations and open tax years to evaluate the adequacy of its reserves. The Company believes that its accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at August 28, 2005. However, it is possible the Company may also incur additional income tax liabilities related to prior years. The Company estimates this additional potential exposure to be approximately $18.9 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $18.9 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

Reclassifications.    During fiscal 2005, the Company reclassified approximately $23.4 million of contingent tax liabilities from current to non-current. The reclassification is due in part to a decision to appeal a foreign tax ruling the Company previously expected to settle during 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

NOTE 5:    LONG-TERM DEBT

Long-term debt is summarized below:

	August 28, 2005	November 28, 2004
	(Dollars in thousands)
Long-term debt
Secured:
Term loan	$491,250	$495,000
Revolving credit facility	—	—
Customer service center equipment financing (1)	—	55,936
Notes payable, at various rates	206	408

Subtotal	491,456	551,344

Unsecured:
Notes:
7.00%, due 2006 (2)	77,762	449,095
11.625% Dollar denominated, due 2008 (3)	—	378,022
11.625% Euro denominated, due 2008 (3)	—	165,260
12.25% Senior Notes, due 2012	571,858	571,671
9.75% Senior Notes, due 2015 (2)	450,000	—
Floating rate notes due 2012 (3)	380,000	—
8.625% Euro notes, due 2013 (3)	184,770	—
Yen-denominated Eurobond 4.25%, due 2016	182,473	194,534

Subtotal	1,846,863	1,758,582
Current maturities	(5,092)	(61,203)

Total long-term debt	$2,333,227	$2,248,723

Short-term debt:
Short-term borrowings	$10,060	$13,962
Current maturities of long-term debt	5,092	61,203

Total short-term debt	$15,152	$75,165

Total long-term and short-term debt	$2,348,379	$2,323,888

Cash and cash equivalents	$210,193	$299,596

Restricted cash	$2,883	$1,885

(1)	In December 1999, the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. On December 7, 2004, the Company paid at maturity the remaining principal outstanding under this facility of $55.9 million.
(2)	In December 2004, the Company issued $450.0 million in Senior Notes due 2015 and in January 2005 subsequently repurchased $372.1 million of the outstanding notes due 2006.
(3)	In March 2005, the Company issued $380.0 million in Floating Rate Senior Notes due 2012, which are referred to as the 2012 floating rate notes, and €150.0 million in Euro Senior Notes due 2013, which are referred to as the 2013 Euro notes, and in March and April 2005 subsequently repurchased or redeemed all of the outstanding notes due 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

Issuance of Senior Notes Due 2015 and Partial Repurchase of Senior Notes due 2006

Principal, Interest and Maturity.    On December 22, 2004, the Company issued $450.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on January 15, 2015 and bear interest at 9.75% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2005. The Company may redeem some or all of the notes prior to January 15, 2010 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. Thereafter, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to January 15, 2008, the Company may redeem up to a maximum of 33 1/3% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 109.75% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Costs representing underwriting fees and other expenses of approximately $10.3 million are amortized over the term of the notes to interest expense.

Use of Proceeds—Tender Offer and Repurchase of Senior Notes Due 2006.    In December 2004, the Company commenced a cash tender offer for the outstanding principal amount of all of its senior unsecured notes due 2006. The tender offer expired January 12, 2005. The Company purchased pursuant to the tender offer $372.1 million in principal amount of its $450.0 million principal amount 2006 notes, using $372.1 million of the gross proceeds of the issuance of the 2015 notes. As a result, the Company has not yet met its 2006 notes refinancing condition contained in its senior secured term loan and senior secured revolving credit facility. The Company intends to use the remaining proceeds to repay outstanding debt (which may include any remaining 2006 notes). The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements. The Company paid approximately $19.7 million in tender premiums and other fees and expenses with the Company’s existing cash and cash equivalents and wrote off approximately $3.3 million of unamortized debt discount and issuance costs related to this tender offer.

Exchange Offer.    In June 2005, after a required exchange offer, all but $50,000 of the $450.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act of 1933 (the “Securities Act”).

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

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

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

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2013 Euro notes and 2015 notes.

Euro Notes Due 2013.    On March 11, 2005, the Company issued €150.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 8-year notes maturing on April 1, 2013 and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2005. Starting on April 1, 2009, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2008, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $5.3 million are amortized over the term of the notes to interest expense.

Exchange Offer.    In June 2005, after a required exchange offer, all but €2.0 million of the €150.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes and 2015 notes.

Use of Proceeds—Tender Offer and Redemption of 2008 Notes.    In February 2005, the Company commenced a cash tender offer for the outstanding principal amount of its senior unsecured notes due 2008. The tender offer expired March 23, 2005. The Company purchased pursuant to the tender offer $270.0 million and €89.0 million in principal amount tendered of the 2008 notes. The Company subsequently redeemed all remaining 2008 notes in April 2005. Both the tender offer and redemption were funded with the proceeds from the issuance of the 2012 floating rate notes and the 2013 Euro notes. As a result, the Company believes it has met its 2008 notes refinancing condition contained in its senior secured term loan. The remaining proceeds of approximately $35.2 million and use of $12.6 million of the Company’s existing cash and cash equivalents were used to pay the fees, expenses and premiums payable in connection with the March 2005 offering, the tender offer and the redemption. The Company paid approximately $33.9 million in tender premiums and other fees and expenses and wrote off approximately $9.2 million of unamortized debt discount and issuance costs related to this tender offer and redemption.

Credit Agreement Ratios

Term Loan Leverage Ratio.    The Company’s senior secured term loan contains a consolidated senior secured leverage ratio of 3.5 to 1.0, which is measured as of the end of the fiscal quarter. At August 28, 2005, the Company was in compliance with this ratio.

Revolving Credit Facility Fixed Charge Coverage Ratio.    The Company’s senior secured revolving credit facility contains a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. At August 28, 2005, the Company was not required to perform this calculation.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

Other Debt Matters

Debt Issuance Costs.    The Company capitalizes debt issuance costs, which are included in other assets in the accompanying consolidated balance sheet. These costs were amortized using the straight-line method of amortization for all debt issuances prior to 2005, which approximates the effective interest method. New debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs at August 28, 2005 and November 28, 2004 were $62.1 million and $54.8 million, respectively. Amortization of debt issuance costs, which is included in interest expense, was $3.0 million and $2.7 million for the three months ended August 28, 2005 and August 29, 2004, respectively, and $9.1 million and $7.9 million for the nine months ended August 28, 2005 and August 29, 2004, respectively.

Accrued Interest.    At August 28, 2005 and November 28, 2004, accrued interest was $41.9 million and $65.6 million, respectively, and is included in accrued liabilities.

Principal Short-term and Long-term Debt Payments

The table below sets forth, as of August 28, 2005, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter. The table also gives effect to the satisfaction of the 2008 notes refinancing condition and gives effect to the two different 2006 notes refinancing condition scenarios under the senior secured term loan:

	Principal payments as of August 28, 2005
Fiscal year	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met
	(Dollars in thousands)
2005 (remaining three months) (1)	$11,379	$11,379
2006(2)(3)	567,785	82,785
2007	—	5,000
2008	—	5,000
2009	—	475,000
Thereafter	1,769,215	1,769,215

Total	$2,348,379	$2,348,379

(1)	Includes required payments of approximately $1.3 million under the Company’s senior secured term loan and payments relating to short-term borrowings of approximately $10.1 million.
(2)	Under the Company’s senior secured term loan, the Company must refinance, repay or otherwise irrevocably set aside funds for all of the Company’s senior unsecured notes due 2006 by May 1, 2006, or its senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of the Company’s 2006 notes, the Company will have to repay or otherwise satisfy approximately $567.8 million of debt in fiscal 2006. If the Company meets the 2006 notes refinancing condition, the senior secured term loan will mature on September 29, 2009 and the Company will have to repay or otherwise satisfy approximately $82.8 million of debt in 2006.
(3)	The Company intends to use the remaining proceeds of the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

Short-term Credit Lines and Stand-by Letters of Credit

The Company’s total unused lines of credit were approximately $387.3 million at August 28, 2005.

At August 28, 2005, the Company had unsecured and uncommitted short-term credit lines available totaling approximately $10.5 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

As of August 28, 2005, the Company’s total availability of $480.8 million under its senior secured revolving credit facility was reduced by $104.0 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $376.8 million. Included in the $104.0 million of letters of credit and other credit usage at August 28, 2005 were $14.6 million of trade letters of credit, $7.8 million of other credit usage and $81.6 million of stand-by letters of credit with various international banks, of which $63.2 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended August 28, 2005 and August 29, 2004, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.30% and 10.54%, respectively. The Company’s weighted average interest rate on average borrowings outstanding during the nine months ended August 28, 2005 and August 29, 2004, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.47% and 10.61%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

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

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

NOTE 6:    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and liabilities at August 28, 2005 and November 28, 2004 are as follows:

	August 28, 2005		November 28, 2004
	Carrying Value (1)	Estimated Fair Value (1)	Carrying Value (2)	Estimated Fair Value (2)
	Assets (Liabilities)
	(Dollars in thousands)
Debt Instruments:
U.S. dollar notes offerings	$(1,505,984)	$(1,606,967)	$(1,449,410)	$(1,495,072)
Euro notes offering	(192,213)	(197,756)	(172,381)	(177,817)
Yen-denominated Eurobond placement	(185,002)	(179,528)	(195,173)	(173,774)
Term loan	(496,581)	(513,038)	(500,527)	(545,077)
Customer service center equipment financing	—	—	(57,297)	(56,654)
Short-term and other borrowings	(10,459)	(10,459)	(14,724)	(14,724)

Total	$(2,390,239)	$(2,507,748)	$(2,389,512)	$(2,463,118)

Foreign Exchange Contracts:
Foreign exchange forward contracts	$(5,986)	$(5,986)	$(4,501)	$(4,501)
Foreign exchange option contracts	157	157	579	579

Total	$(5,829)	$(5,829)	$(3,922)	$(3,922)

(1)	Includes accrued interest of $41.9 million.
(2)	Includes accrued interest of $65.6 million

The Company’s financial instruments are reflected on its books at the carrying values noted above. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. quoted market prices). The change in the estimated fair value of the Company’s total debt at August 28, 2005 as compared to the estimated fair value at November 28, 2004 was primarily due to the refinancing activities during the first half of 2005 and changes in debt, credit and foreign exchange markets.

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data, as such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of August 28, 2005 and November 28, 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

NOTE 7:    COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At August 28, 2005, the Company had U.S. dollar spot and forward currency contracts to buy $299.2 million and to sell $222.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2005.

The Company has entered into option contracts to manage its exposure to foreign currencies. At August 28, 2005, the Company had bought U.S. dollar option contracts resulting in a net purchase of $58.2 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net purchase of $75.9 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through February 2006.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.    There have been no material developments in this litigation since the Company filed its Quarterly Report on Form 10-Q for the period ended May 29, 2005. For more information about the litigation, see Note 7 to the consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q filed on July 12, 2005 and Note 9 to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K filed on February 17, 2005.

Class Actions Securities Litigation.    There have been no material developments in this litigation since the Company filed its 2004 Annual Report on Form 10-K. For information about the litigation, see Note 9 to the consolidated financial statements contained in such Annual Report on Form 10-K.

Comexma Litigation.    There have been no material developments in this litigation since the Company filed its Quarterly Report on Form 10-Q for the period ended May 29, 2005. For more information about the litigation, see Note 7 to the consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q filed on July 12, 2005.

Other Litigation.    In the ordinary course of business, the Company has various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, patent and trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on its financial condition or results of operations.

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

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

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

The Company has not applied hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities. During the nine months ended August 28, 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For the contracts that qualify for hedge accounting, the related gains and losses are consequently included as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit. For the nine months ended August 28, 2005 and August 29, 2004, realized losses of $0.5 million and $4.2 million, respectively, have been excluded from hedge effectiveness testing and therefore were included in “Other (income) expense, net” in the Company’s statement of operations. For the three months ended August 28, 2005 and August 29, 2004, such amounts were immaterial. As of August 28, 2005, the Company had no foreign currency derivatives outstanding hedging the net investment in its foreign operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of August 28, 2005 and November 28, 2004, unrealized losses of $4.2 million and $10.1 million related to the translation effects of the yen-denominated Eurobond were recorded as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

On May 19, 2005, the Company designated its outstanding euro-denominated Eurobond as a net investment hedge. As of August 28, 2005, a $4.5 million unrealized gain related to the translation effects of the euro-denominated Eurobond was recorded as a cumulative translation adjustment in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other (income) expense, net.”

	Three Months Ended				Nine Months Ended
	August 28, 2005 Other (income) expense, net		August 29, 2004 Other (income) expense, net		August 28, 2005 Other (income) expense, net		August 29, 2004 Other (income) expense, net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)
Foreign exchange management	$(6,830)	$9,562	$9,938	$(7,843)	$(5,999)	$8,634	$24,160	$(7,009)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported as cumulative translation adjustments in the “Accumulated other comprehensive loss” (“Accumulated OCI”) section of Stockholders’ Deficit.

	At August 28, 2005		At November 28, 2004
	Accumulated OCI gain (loss)		Accumulated OCI gain (loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)
Foreign exchange management
Net investment hedges
Derivative instruments	$4,637	$—	$2,474	$(6,728)
Euro Bond	—	4,545	—	—
Yen Bond	—	(4,244)	—	(10,050)
Cumulative income taxes	(1,234)	(121)	(398)	6,491

	$3,403	$180	$2,076	$(10,287)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset or (liability).

	At August 28, 2005	At November 28,2004
	Fair value liability	Fair value liability
	(Dollars in thousands)
Foreign exchange management	$(5,829)	$(3,922)

NOTE 9:    OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of other (income) expense, net:

	Three Months Ended		Nine Months Ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
	(Dollars in thousands)
Foreign exchange management losses	$2,732	$2,095	$2,635	$17,151
Foreign currency transaction (gains) losses	(2,795)	1,281	(6,611)	(10,816)
Interest income	(1,601)	(1,139)	(5,804)	(2,224)
Minority interest—Levi Strauss Japan K.K.	(1,038)	591	1,169	2,152
Minority interest—Levi Strauss Istanbul Konfeksiyon (1)	—	(222)	1,309	395
Other	(103)	(3,072)	(56)	(3,588)

Total	$(2,805)	$(466)	$(7,358)	$3,070

(1)	On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey; subsequent to that date, all income from the joint venture is attributed to the Company. (See Note 3 to the Consolidated Financial Statements.)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

The Company’s foreign exchange risk management activities include the use of instruments such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in other (income) expense, net. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in other (income) expense, net.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in other (income) expense, net. In addition, at the settlement date of foreign currency transactions, foreign currency (gains) losses are recorded in “other (income) expense, net” to reflect the difference between the spot rate effective at the settlement date and the historical rate at which the transaction was originally recorded.

The Company’s interest income primarily relates to investments in certificates of deposit, time deposits and commercial paper with original maturities of three months or less. The increase in interest income for both periods of 2005, as compared to 2004, was primarily due to higher effective interest rates on the Company’s investments. Also contributing to the increase in the current nine-month period was a higher average investment balance as compared to 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

NOTE 10:    EMPLOYEE BENEFIT PLANS

Pension and Post-retirement Plans.    The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and post-retirement benefit plans for the three and nine months ended August 28, 2005 and August 29, 2004:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended August 28, 2005	Three Months Ended August 29, 2004	Three Months Ended August 28, 2005	Three Months Ended August 29, 2004
	(Dollars in thousands)
Service cost	$2,060	$4,127	$275	$263
Interest cost	13,657	13,391	4,530	5,312
Expected return on plan assets	(13,234)	(12,477)	—	—
Amortization of prior service cost (gain)	465	(82)	(14,389)	(14,409)
Amortization of transition asset	100	36	—	—
Amortization of actuarial loss	1,265	1,665	4,531	4,811
Net curtailment gain	—	(46)	—	(3,424)

Net periodic benefit cost (income)	$4,313	$6,614	$(5,053)	$(7,447)

	Pension Benefits		Post-retirement Benefits
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended August 28,	Ended August 29,	Ended August 28,	Ended August 29,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$6,324	$13,389	$824	$1,153
Interest cost	41,177	40,080	13,590	20,364
Expected return on plan assets	(39,818)	(37,205)	—	—
Amortization of prior service cost (gain)	1,395	(272)	(43,167)	(36,382)
Amortization of transition asset	314	110	—	—
Amortization of actuarial loss	3,785	6,272	13,596	14,963
Net curtailment loss (gain)	—	64	—	(27,195)

Net periodic benefit cost (income)	$13,177	$22,438	$(15,157)	$(27,097)

Reclassification.    The current portion of the Company’s pension liabilities, included in “Accrued salaries, wages and employee benefits” on the consolidated balance sheet, increased by approximately $6.6 million from November 28, 2004 primarily as a result of a change in the Company’s estimate of required cash contributions for the next twelve months to its U.S. Home Office Pension Plan. This change was primarily driven by lower than projected investment returns on the plans’ assets. The revised total cash contributions in fiscal 2005 for the Company’s pension plans are estimated to be approximately $36.0 million, which includes cash contributions of approximately $14.0 million paid through August 28, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

NOTE 11:    COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three months ended		Nine months ended
	August 28,	August 29,	August 28,	August 29,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$38,246	$46,565	$112,332	$49,821

Other comprehensive income (loss):
Net investment hedge gains	2,866	540	11,794	1,289
Foreign currency translation losses	(319)	(965)	(5,086)	(1,353)
Decrease in minimum pension liability	135	—	206	15,858

	2,682	(425)	6,914	15,794

Total	$40,928	$46,140	$119,246	$65,615

The following is a summary of the components of accumulated other comprehensive loss, net of related income taxes:

	August 28, 2005	November 28, 2004
	(Dollars in thousands)
Net investment hedge gains (losses)	$3,583	$(8,211)
Foreign currency translation losses	(26,530)	(21,444)
Additional minimum pension liability	(75,816)	(76,022)

Accumulated other comprehensive loss, net of income taxes	$(98,763)	$(105,677)

NOTE 12:    BUSINESS SEGMENT INFORMATION

During 2004, the Company changed the structure of its U.S. business operations as a result of its reorganization initiatives. The Company’s business operations in the United States are now organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signature® commercial business units. The Company’s operations in Canada and Mexico are included in its North America region along with its U.S. commercial business units. The structure of its international business operations did not change. They are organized and managed through the Company’s Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals, and excluding depreciation and amortization. Corporate expense is comprised of long-term incentive compensation expense, restructuring charges, net of reversals, and other corporate expenses, including corporate staff costs.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005

Business segment information for the Company is as follows:

	Three months ended		Nine months ended
	August 28,	August 29,	August 28,	August 29,
	2005	2004	2005	2004
	(Dollars in thousands)
Net sales:
U.S. Levi’s® brand	$344,741	$330,358	$868,400	$882,575
U.S. Dockers® brand	162,796	166,839	462,746	480,549
U.S. Levi Strauss Signature® brand	103,314	87,684	266,368	247,892
Canada and Mexico	46,061	45,974	131,708	124,465

Total North America	656,912	630,855	1,729,222	1,735,481
Europe	215,223	238,015	745,842	759,977
Asia Pacific	146,681	125,756	493,294	420,305

Consolidated net sales	$1,018,816	$994,626	$2,968,358	$2,915,763

Operating income:
U.S. Levi’s® brand	$78,210	$92,252	$206,361	$216,099
U.S. Dockers® brand	34,661	46,243	99,492	106,891
U.S. Levi Strauss Signature® brand	11,558	14,311	22,387	31,186
Canada and Mexico	11,545	10,509	34,272	25,507

Total North America	135,974	163,315	362,512	379,683
Europe	47,464	47,987	187,905	141,134
Asia Pacific	27,878	23,039	114,400	88,486

Regional operating income	211,316	234,341	664,817	609,303
Corporate:
Long-term incentive compensation expense	(9,629)	(10,735)	(18,949)	(37,067)
Restructuring charges, net of reversals	(5,022)	(28,117)	(13,436)	(108,158)
Depreciation and amortization	(14,783)	(15,109)	(44,608)	(45,237)
Other corporate expense	(42,719)	(52,208)	(120,030)	(151,406)

Total corporate expense	(72,153)	(106,169)	(197,023)	(341,868)

Consolidated operating income	139,163	128,172	467,794	267,435
Interest expense	63,918	64,252	198,625	197,687
Loss on early extinguishment of debt	39	—	66,064	—
Other (income) expense, net	(2,805)	(466)	(7,358)	3,070

Income before income taxes	$78,011	$64,386	$210,463	$66,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Overview.    We are one of the world’s leading branded apparel companies, with sales in more than 110 countries. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature® brands. We also license our trademarks in various countries throughout the world for accessories, pants, tops, footwear, home and other products.

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty stores and franchised stores abroad. We also distribute Levi’s® and Dockers® products through company-owned stores located in the United States, Europe and Japan. We distribute our Levi Strauss Signature® products through mass channel retailers in the United States and abroad.

The following tables provide net sales and operating income for our business segments and for our corporate group for the three and nine months ended August 28, 2005:

	Three Months Ended August 28, 2005
Region and Geographies	Net Sales	Operating Income
	(Dollars in millions)
U.S. Levi’s® brand	$344.7	$78.2
U.S. Dockers® brand	162.8	34.7
U.S. Levi Strauss Signature® brand	103.3	11.6
Canada and Mexico (all brands)	46.1	11.5

Total North America	656.9	136.0
Europe (all brands)	215.2	47.5
Asia Pacific (all brands)	146.7	27.9
Corporate	—	(72.2)

Total	$1,018.8	$139.2

	Nine Months Ended August 28, 2005
Region and Geographies	Net Sales	Operating Income
	(Dollars in millions)
U.S. Levi’s® brand	$868.4	$206.3
U.S. Dockers® brand	462.7	99.5
U.S. Levi Strauss Signature® brand	266.4	22.4
Canada and Mexico (all brands)	131.7	34.3

Total North America	1,729.2	362.5
Europe (all brands)	745.9	187.9
Asia Pacific (all brands)	493.3	114.4
Corporate	—	(197.0)

Total	$2,968.4	$467.8

Our Results.    Key financial results for the three and nine months ended August 28, 2005 were as follows:

•

Our consolidated net sales for the three months ended August 28, 2005 were $1.0 billion, an increase of 2.4% compared to the same period in the prior year, and an increase of 1.8% on a constant currency basis. Our consolidated net sales for the nine months ended August 28, 2005 were $3.0 billion, an increase of 1.8% compared to the same period in the prior year, and relatively flat on a constant currency basis. Our net sales increase for the three-month period was primarily driven by increased net sales in our Asia Pacific region, our U.S. Levi’s® brand and our U.S. Levi Strauss Signature® brand, partially offset by decreased net sales in our Europe region and our U.S. Dockers® business. Our net sales increase for the nine-month period was primarily driven by increased net sales in our Asia Pacific region, our U.S. Levi Strauss Signature® brand business and our Mexico business. These increases were partially offset by decreased net sales in our Europe region and our U.S. Levi’s® and U.S. Dockers® brands.

•	Our gross profit decreased 0.5% and increased 7.9% for the three and nine months ended August 28, 2005, respectively, as compared to the same periods in the prior year. Our gross margin decreased 1.3 and increased 2.6 percentage points for the three and nine months, respectively. The gross profit decline for the three-month period was primarily driven by lower net sales in our Europe region, a greater proportion of sales of seasonal items in our U.S. Dockers® business and of products with higher cost fabrics and finishes, particularly in our U.S. Levi’s® business; and higher volume of discount sales in our U.S. Levi’s® business resulting from our proactive approach to identifying and managing our slow moving and past season inventory. Partially offsetting these factors was an increase in net sales of our Levi’s® brand in the United States and of net sales in our Asia Pacific region, more premium positioning of our Levi’s® brand in our Europe region, lower sourcing and overhead costs and lower inventory markdowns, particularly in Europe.

Our gross profit improvement for the nine-month period was primarily driven by net sales growth in our Asia Pacific region, improved profitability of our Levi’s® brand in our Europe region, a favorable mix of more profitable first-quality products, improved management of returns, allowances and product transition costs, particularly in our U.S. Dockers® business, lower sourcing costs, lower inventory markdowns, particularly in Europe and the favorable translation impact of foreign currencies. These factors were partially offset by the impact on our gross profit of the decrease in net sales in our U.S. Levi’s® and U.S. Dockers® brands and the decrease in net sales in our Europe region.

•	We had operating income of $139.2 million and $467.8 million for the three and nine months ended August 28, 2005, respectively, compared to operating income of $128.2 million and $267.4 million for the same periods in 2004. The increase in the three-month period was primarily driven by lower restructuring charges, net of reversals, partially offset by increased selling, general and administrative expenses. The increase for the nine-month period was primarily driven by increased gross profit, lower long-term incentive compensation expense, increased royalty income and lower restructuring charges, net of reversals. The increase for the nine-month period was partially offset by an increase in selling, general and administrative expenses.

•	We had net income of $38.2 million and $112.3 million in the three and nine months ended August 28, 2005, respectively, compared to net income of $46.6 million and $49.8 million for the same periods in 2004. The decrease in the three-month period was primarily due to higher income tax expense, partially offset by higher operating income. The increase in the nine-month period was due primarily to higher operating income, partially offset by the loss on early extinguishment of debt related to our refinancing activities and higher income tax expense.

Our third quarter performance reflected continuing improvement in our business. Our net sales and operating income increased compared with the same period in the prior year. We had net sales growth in our U.S. Levi’s® brand, our U.S. Levi Strauss Signature® business and our Asia Pacific business, we grew our royalty income by 39.6%, we increased our operating margin to 13.7% from 12.9% in the comparable period of 2004 and we again delivered a solid gross margin of 44.6%, although slightly lower than during the second quarter of 2005. We also increased our advertising and promotion as part of our efforts to build our brands. We had lower restructuring expenses and we reached an agreement with the Internal Revenue Service to close our open 1990—1999 tax years.

We are cautious about our sales outlook in the United States and Europe going forward in view of:

•	the retail environment in both regions;

•	the pace of our turnaround in Europe, which is slower than we expected;

•	the impact of increasing energy prices on consumer discretionary income and demand for apparel;

•	the potential impact of continuing retailer consolidation in the United States including store closings, strategic shifts and changes in bargaining power; and

•	the continuing emergence and success of competitive brands and retail formats targeted for specific consumer segments.

We remain focused on our key priorities of driving growth in the Levi’s® and Levi Strauss Signature® businesses, revitalizing our Dockers® brand, including our Dockers® women’s business, and delivering solid and sustainable profitability by continuing to improve our performance and contain costs.

Our Financing Arrangements.    During the first nine months of fiscal 2005, we made several significant changes in our financing arrangements:

•	In December 2004, we repaid at maturity all remaining amounts (approximately $55.9 million in principal amount) owed under a credit facility we entered into in 1999 secured by most of the equipment located at our customer service centers in Kentucky, Mississippi and Nevada.

•	In December 2004, we issued $450.0 million in unsecured notes through a private placement. The notes mature in 2015 and bear interest at 9.75% per annum. In January 2005, we used $372.1 million of the $450.0 million of gross proceeds from the notes offering to purchase $372.1 million in aggregate principal amount of our outstanding senior notes due 2006 through a tender offer. As a result of the notes issuance and tender offer, we have reduced the principal amount owing at maturity of our 2006 notes from $450.0 million to $77.9 million. As a result, we have not yet met the 2006 notes refinancing condition contained in our senior secured term loan agreement. We intend to use the remaining proceeds of the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). We may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of our credit agreements, indentures and other agreements.

•	In March 2005, we issued $380.0 million of unsecured floating rate notes and €150.0 million of Euro-denominated unsecured notes through a private placement. The floating rate notes mature in 2012 and bear interest at LIBOR plus 4.75% per annum. The Euro-denominated notes mature in 2013 and bear interest at 8.625% per annum. We used all of the proceeds from this offering to refinance all of our outstanding $380.0 million Dollar denominated 11.625% senior notes due 2008 and €125.0 million Euro-denominated 11.625% senior notes due 2008 through a tender offer and redemption in March and April 2005, respectively. As a result of this notes issuance and subsequent retirement of the 2008 notes, we believe we have met the 2008 notes refinancing condition contained in our senior secured term loan.

For more information regarding our financing activities, please see “Indebtedness.”

Results of Operations

Three and Nine Months Ended August 28, 2005 as Compared to Same Periods in 2004

The following tables summarize, for the periods indicated, items in our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net sales.

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)	Three months ended
					August 28, 2005 % of Net Sales	August 29, 2004 % of Net Sales
	August 28, 2005	August 29, 2004
	(Dollars in thousands)
Net sales	$1,018,816	$994,626	$24,190	2.4%	100.0%	100.0%
Cost of goods sold	564,870	538,179	26,691	5.0%	55.4%	54.1%

Gross profit	453,946	456,447	(2,501)	(0.5)%	44.6%	45.9%
Selling, general and administrative expenses	319,872	300,540	19,332	6.4%	31.4%	30.2%
Long-term incentive compensation expense	9,629	10,735	(1,106)	10.3%	0.9%	1.1%
(Gain) loss on disposal of assets	(2,936)	476	3,412	(716.8)%	(0.3)%	0.0%
Other operating income	(16,804)	(11,593)	5,211	44.9%	(1.6)%	(1.2)%
Restructuring charges, net of reversals	5,022	28,117	(23,095)	(82.1)%	0.5%	2.8%

Operating income	139,163	128,172	10,991	8.6%	13.7%	12.9%
Interest expense	63,918	64,252	(334)	(0.5)%	6.3%	6.5%
Loss on early extinguishment of debt	39	—	39	N/A	0.0%	0.0%
Other (income) expense, net	(2,805)	(466)	2,339	(501.9)%	(0.3)%	0.0%

Income before taxes	78,011	64,386	13,625	21.2%	7.7%	6.5%
Income tax expense	39,765	17,821	21,944	123.1%	3.9%	1.8%

Net income	$38,246	$46,565	(8,319)	(17.9)%	3.8%	4.7%

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)	Nine months ended
					August 28, 2005 % of Net Sales	August 29, 2004 % of Net Sales
	August 28, 2005	August 29, 2004
	(Dollars in thousands)
Net sales	$2,968,358	$2,915,763	$52,595	1.8%	100.0%	100.0%
Cost of goods sold	1,590,328	1,638,377	(48,049)	(2.9)%	53.6%	56.2%

Gross profit	1,378,030	1,277,386	100,644	7.9%	46.4%	43.8%
Selling, general and administrative expenses	930,950	894,964	35,986	4.0%	31.4%	30.7%
Long-term incentive compensation expense	18,949	37,067	(18,118)	48.9%	0.6%	1.3%
(Gain) loss on disposal of assets	(5,788)	(612)	5,176	845.8%	(0.2)%	0.0%
Other operating income	(47,311)	(29,626)	17,685	59.7%	(1.6)%	(1.0)%
Restructuring charges, net of reversals	13,436	108,158	(94,722)	(87.6)%	0.5%	3.7%

Operating income	467,794	267,435	200,359	74.9%	15.8%	9.2%
Interest expense	198,625	197,687	938	0.5%	6.7%	6.8%
Loss on early extinguishment of debt	66,064	—	66,064	N/A	2.2%	0.0%
Other (income) expense, net	(7,358)	3,070	10,428	339.7%	(0.2)%	0.1%

Income before taxes	210,463	66,678	143,785	215.6%	7.1%	2.3%
Income tax expense	98,131	16,857	81,274	482.1%	3.3%	0.6%

Net income	$112,332	$49,821	62,511	125.5%	3.8%	1.7%

Consolidated net sales

The following tables present our net sales for our North America, Europe and Asia Pacific businesses and the changes in these results period to period.

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)
	August 28,	August 29,		As	Constant
(Dollars in thousands)	2005	2004		Reported	Currency
North America	$656,912	$630,855	$26,057	4.1%	3.6%
Europe	215,223	238,015	(22,792)	(9.6)%	(9.4)%
Asia Pacific	146,681	125,756	20,925	16.6%	14.2%

Total consolidated net sales	$1,018,816	$994,626	$24,190	2.4%	1.8%

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)
	August 28,	August 29,		As	Constant
(Dollars in thousands)	2005	2004		Reported	Currency
North America	$1,729,222	$1,735,481	$(6,259)	(0.4)%	(0.7)%
Europe	745,842	759,977	(14,135)	(1.9)%	(5.9)%
Asia Pacific	493,294	420,305	72,989	17.4%	13.2%

Total consolidated net sales	$2,968,358	$2,915,763	$52,595	1.8%	(0.1)%

North America net sales

The following tables present our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results period to period.

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004		As Reported	Constant Currency
U.S. Levi’s® brand	$344,741	$330,358	$14,383	4.4%	N/A
U.S. Dockers® brand	162,796	166,839	(4,043)	(2.4)%	N/A
U.S. Levi Strauss Signature® brand	103,314	87,684	15,630	17.8%	N/A
Canada and Mexico	46,061	45,974	87	0.2%	(6.9)%

Total North America net sales	$656,912	$630,855	$26,057	4.1%	3.6%

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004		As Reported	Constant Currency
U.S. Levi’s® brand	$868,400	$882,575	$(14,175)	(1.6)%	N/A
U.S. Dockers® brand	462,746	480,549	(17,803)	(3.7)%	N/A
U.S. Levi Strauss Signature® brand	266,368	247,892	18,476	7.5%	N/A
Canada and Mexico	131,708	124,465	7,243	5.8%	0.6%

Total North America net sales	$1,729,222	$1,735,481	$(6,259)	(0.4)%	(0.7)%

The following discussion summarizes net sales performance during the three and nine months ended August 28, 2005 for our U.S. brands. In these sections, the tables showing net sales for the Levi’s® and Dockers® brands break out net sales between “Licensed Categories” and “Continuing Categories.”

•	By “categories,” we mean broad product groupings like men’s jeans, women’s tops and men’s jackets.

•

The “Licensed Categories” line shows our net sales attributable to product categories that we marketed and sold ourselves during the relevant period for which we have also entered into licensing agreements as of August 28, 2005. Royalty payments received from licensees appear in the “Other operating income” line item in our statement of operations.

•	The “Continuing Categories” line shows our net sales for all other product categories and reflects sales of both continuing products within a category, such as 501® jeans for men, as well as those products that we may have replaced or discontinued as part of our product assortment and rationalization activities.

We believe this presentation is useful to the reader because it shows the impact of product category licensing on our net sales. We present this data only for our U.S. Levi’s® and Dockers® brands because there has been no significant licensing of product categories that we have marketed and sold ourselves in our U.S. Levi Strauss Signature® brand or in our Europe and Asia Pacific businesses.

Levi’s® Brand.    The following tables present net sales of our U.S. Levi’s® brand, including changes in these results for the three and nine months ended August 28, 2005 compared to the same periods in 2004.

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004
U.S. Levi’s® brand—Continuing categories	$344,741	$322,362	$22,379	6.9%
U.S. Levi’s® brand—Licensed categories	—	7,996	(7,996)	N/A

Total U.S. Levi’s® brand net sales	$344,741	$330,358	$14,383	4.4%

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004
U.S. Levi’s® brand—Continuing categories	$868,400	$845,012	$23,388	2.8%
U.S. Levi’s® brand—Licensed categories	—	37,563	(37,563)	N/A

Total U.S. Levi’s® brand net sales	$868,400	$882,575	$(14,175)	(1.6)%

Net sales in our U.S. Levi’s® brand increased 4.4% in the three months ended August 28, 2005 as compared to the same period in 2004. The increase in the three-month period was primarily driven by increased sales unit volume. Long bottoms with premium finishing and destructed looks contributed to the increase. In addition, in the current year we have not experienced the supply constraints that we had in the second half of 2004 that resulted in our missing orders and losing sales during that period.

The net sales increase in our continuing categories was partially offset by our product rationalization actions and the related decisions to license certain product categories and discontinue underperforming categories. These actions were initiated in fiscal 2004 in line with our strategy to focus the brand on more category competitive products in our core channels of distribution and improve our profitability. Our decision to license certain products resulted in an approximately $8.0 million decrease in our net sales for the three months ended August 28, 2005.

Net sales in our U.S. Levi’s® brand for the nine months ended August 28, 2005 were down 1.6% as compared to the same period in 2004. This decrease was driven by our product rationalization actions and the related decisions to license certain product categories and discontinue underperforming categories as described above. Our decision to license certain products resulted in an approximately $37.6 million decrease in our net sales for the nine months ended August 28, 2005.

Dockers® Brand.    The following tables present net sales of our U.S. Dockers® brand, including changes in these results for the three and nine months ended August 28, 2005, compared to the same periods in 2004.

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004
U.S. Dockers® brand—Continuing categories	$162,796	$165,071	$(2,275)	(1.4)%
U.S. Dockers® brand—Licensed categories	—	107	(107)	N/A
U.S. Dockers® brand—Discontinued Slates® pants	—	1,661	(1,661)	N/A

Total U.S. Dockers® brand net sales	$162,796	$166,839	$(4,043)	(2.4)%

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004
U.S. Dockers® brand—Continuing categories	$462,746	$470,927	$(8,181)	(1.7)%
U.S. Dockers® brand—Licensed categories	—	2,664	(2,664)	N/A
U.S. Dockers® brand—Discontinued Slates® pants	—	6,958	(6,958)	N/A

Total U.S. Dockers® brand net sales	$462,746	$480,549	$(17,803)	(3.7)%

Net sales in our U.S. Dockers® brand for the three and nine months ended August 28, 2005 decreased 2.4% and 3.7%, respectively, as compared to the same periods in 2004. The decrease for the three months ended August 28, 2005 was primarily driven by the following:

•	lower sales volume in our women’s business, which we attribute to a consumer shift away from basics like our pants to more fashion products;

•	the impact of our product rationalization efforts initiated in early 2004, which included a decrease of $1.7 million as a result of exiting our Slates® dress pants business; and

•	a change in our sales mix, with a lower percentage of total unit sales being derived from pants and a higher percentage being derived from shorts and tops, which typically sell at lower prices.

Partially offsetting the decrease was the net sales growth in our men’s premium pants business, led by our Never Iron™ Cotton Khaki pant and our Essential Dress pant. We also had net sales growth in our shorts and tops businesses, and experienced lower returns and allowances as compared to the same period in the prior year. The lower returns and allowances were driven by improved product performance at retail and fewer sales at discounted prices that occurred in the prior year as a result of our decision in 2004 to discontinue certain product lines.

The decrease in our U.S. Dockers® net sales for the nine months ended August 28, 2005 resulted primarily from weakness in our women’s business, our product rationalization efforts, lower volume of close-out products and our decision to downsize our women’s shorts business. The decrease was partially offset by lower returns and allowances (including the reversal during the period of approximately $4.0 million in unclaimed deductions which had been previously accrued during fiscal 2004), sales growth of our men’s premium pants and shorts businesses, and an improvement in our sales mix.

Levi Strauss Signature® Brand.    Net sales in our U.S. Levi Strauss Signature® brand for the three and nine months ended August 28, 2005 increased 17.8% and 7.5%, respectively, as compared to the same periods in 2004. The increase for the three months ended August 28, 2005 was primarily driven by expansion into additional Kmart stores. In addition, we had increased net sales to Wal-Mart and Target resulting from new product introductions, product line extensions and an increase in the number of stores that carry our product.

The increase in our U.S. Levi Strauss Signature® brand net sales for the nine months ended August 28, 2005 resulted primarily from the factors noted above and lower returns and allowances as compared to the same period in the prior year, partially offset by the impact of increased sales for the initial retail fixture fill in connection with our launch into Target stores and other new accounts in the first quarter of 2004.

Europe net sales

The following tables present our net sales in our Europe region broken out for our brands including changes in these results for the three and nine months ended August 28, 2005 compared to the same periods in 2004.

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004		As Reported	Constant Currency
Europe Levi’s® brand	$189,522	$207,069	$(17,547)	(8.5)%	(8.3)%
Europe Dockers® brand	18,423	22,770	(4,347)	(19.1)%	(18.9)%
Europe Levi Strauss Signature® brand	7,278	8,176	(898)	(11.0)%	(10.1)%

Total Europe net sales	$215,223	$238,015	$(22,792)	(9.6)%	(9.4)%

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004		As Reported	Constant Currency
Europe Levi’s® brand	$666,298	$664,982	$1,316	0.2%	(4.0)%
Europe Dockers® brand	59,483	72,163	(12,680)	(17.6)%	(20.6)%
Europe Levi Strauss Signature® brand	20,061	22,832	(2,771)	(12.1)%	(14.4)%

Total Europe net sales	$745,842	$759,977	$(14,135)	(1.9)%	(5.9)%

Levi’s® Brand.    Net sales for our Levi’s® brand in Europe for the three and nine months ended August 28, 2005 decreased 8.3% and 4.0%, respectively, on a constant currency basis. The decrease in net sales for both periods was driven by a decrease in volume, resulting from soft consumer demand in a challenging retail environment throughout Europe, which has unfavorably impacted our replenishment business. The decrease was partially offset by an increase in average selling price as a result of our ongoing repositioning of the Levi’s® brand in Europe as a premium product.

Dockers® Brand.    Net sales for our Dockers® brand in Europe for the three and nine months ended August 28, 2005 decreased 18.9% and 20.6%, respectively, on a constant currency basis. The decrease for both the three and nine month periods was driven by the combination of soft consumer demand and the impact of changes we are implementing in our Dockers® business in Europe. We have developed a new business model and marketing program for the brand. We are also rationalizing our product lines, focusing on improving the profitability of the brand and working to improve our customer service performance.

Levi Strauss Signature® Brand.    Net sales for our Levi Strauss Signature® brand in Europe for the three and nine months ended August 28, 2005 decreased 10.1% and 14.4%, respectively, on a constant currency basis. The decrease in both periods is primarily attributable to the weak economic environment discussed above.

Asia Pacific net sales

The following tables present our net sales in our Asia Pacific region broken out for our brands, including changes in these results for the three and nine months ended August 28, 2005 compared to the same periods in 2004.

	Three months ended			% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Asia Pacific Levi’s® brand	$140,372	$117,355	$23,017	19.6%	17.0%
Asia Pacific Dockers® brand	4,279	4,247	32	0.8%	(0.2)%
Asia Pacific Levi Strauss Signature™ brand	2,030	4,154	(2,124)	(51.1)%	(52.9)%

Total Asia Pacific net sales	$146,681	$125,756	$20,925	16.6%	14.2%

	Nine months ended			% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004	$ Increase (Decrease)	As Reported	Constant Currency
Asia Pacific Levi’s® brand	$471,200	$393,319	$77,881	19.8%	15.4%
Asia Pacific Dockers® brand	13,919	15,428	(1,509)	(9.8)%	(11.0)%
Asia Pacific Levi Strauss Signature™ brand	8,175	11,558	(3,383)	(29.3)%	(31.3)%

Total Asia Pacific net sales	$493,294	$420,305	$72,989	17.4%	13.2%

We had a 14.2% and 13.2% increase in net sales for our Asia Pacific region on a constant currency basis for the three and nine months ended August 28, 2005, respectively, compared with the same periods in 2004. The net sales increase was driven by a 17.0% and 15.4% increase for the three and nine months, respectively, in net sales on a constant currency basis for our Levi’s® brand products, which represent approximately 96% of our business in the region. Net sales increased in most countries during the three and nine month periods. Japan, which represents our largest business in Asia Pacific with approximately 46% and 43%, respectively, of regional net sales for the three and nine month periods, had a 13% and 8% increase in net sales, respectively, as compared to the same periods in 2004 on a constant currency basis.

Key drivers of our operational results in our Asia Pacific region for the three and nine months ended August 28, 2005 were as follows:

•	an improved sales mix, with first quality sales comprising a higher percentage of sales and increased sales of super premium and premium priced Levi’s® brand products;

•	the introduction of new fits and finishes for both our Levi’s® men’s and women’s businesses and the continued strong performance of our Levi’s® LadyStyle products; and

•	the continued expansion of our retail presence through additional store openings and upgrading existing stores to more current retail formats.

Gross profit

Gross profit decreased 0.5% for the three months ended August 28, 2005. Gross margin was 44.6% for the three-month period, reflecting a decrease of 1.3 percentage points. Factors that decreased our gross profit in the three month period included:

•	decreased net sales on a constant currency basis in our Europe region;

•	a greater proportion of sales of seasonal items that have lower margins, particularly in our U.S. Dockers® business;

•	a greater mix of sales of products with higher cost fabrics and finishes, particularly in our U.S. Levi’s® business; and

•	a higher volume of discount sales in our U.S Levi’s® business resulting from our proactive approach to identifying and managing our slow moving and past season inventory.

Partially offsetting these factors was an increase in net sales of our Levi’s® brand in the United States and of net sales in our Asia Pacific region, more premium positioning of our Levi’s® brand in our Europe region and lower sourcing and overhead costs. In addition, we experienced lower inventory markdowns, particularly in Europe.

Our gross profit increased 7.9% for the nine months ended August 28, 2005. Our gross margin was 46.4% for the nine-month period, reflecting an increase of 2.6 percentage points. Factors that increased our gross profit in the nine months ended August 28, 2005 included:

•	increased net sales in our Asia Pacific region;

•	more premium positioning of our Levi’s® brand in our Europe region;

•	improved management of returns, allowances and product transition costs, particularly in our U.S. Dockers® business;

•	lower sourcing costs;

•	a favorable mix of more profitable first-quality products and sales in our core channels of distribution;

•	lower inventory markdowns, particularly in Europe; and

•	the translation impact of stronger foreign currencies.

These factors were partially offset by the impact on our gross profit of the decrease in net sales in our U.S. Levi’s® and U.S. Dockers® businesses and the decrease in net sales on a constant currency basis in our Europe region.

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

Our gross margin percentage for the nine months ended August 28, 2005 is not necessarily indicative of our expected gross margin percentage for the year. We currently expect our full-year gross margin to be in the mid-40% range.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 6.4% in the three months ended August 28, 2005 and increased 4.0% in the nine months ended August 28, 2005 compared to the same periods in 2004. On a constant currency basis, selling, general and administrative expenses would have been approximately $1.8 million and $19.0 million lower in the three and nine months ended August 28, 2005, respectively. As a percentage of net sales, selling, general and administrative expenses were 31.4% in both the three and nine months ended August 28, 2005, as compared to 30.2% and 30.7%, respectively, for the same periods in 2004.

Key factors impacting selling, general and administrative expenses in the three and nine month periods ended August 28, 2005 were as follows:

•	Our advertising and promotion expense increased by 18.0% to $66.8 million in the three months ended August 28, 2005 and 19.9% to $209.8 million in the nine months ended August 28, 2005, as compared to the same periods in 2004. Advertising and promotion expense as a percentage of net sales was 6.6% and 7.1% in the three and nine months ended August 28, 2005, compared to 5.7% and 6.0% in the same periods in 2004, respectively. The increase in both periods reflected higher media spending in Europe and Asia Pacific and increased advertising spending for our U.S. brands, consistent with our marketing strategy. Recent campaigns have included a continuation of our “A Style for Every Story™” campaign promoting our U.S. Levi’s® brand and a series of new TV ads in the “Dress to Live™” campaign promoting our Dockers® brand.

•	We recorded $23.4 million and $48.6 million of expense related to our annual and other short-term incentive compensation plans in the three and nine months ended August 28, 2005, respectively, compared to $16.3 million and $43.8 million in the same periods in 2004. The increase in both periods is primarily due to the fact that we accrued at a higher rate relative to expected company performance in the current year periods as compared to the same periods in the prior year.

•	We recorded net reductions to our workers’ compensation reserves of approximately $6.0 million and $12.1 million in the three and nine months ended August 28, 2005, respectively, compared to a net reduction of $0.3 million and net expense of $5.9 million in the three and nine month periods ended August 29, 2004, respectively. The net reductions were driven primarily by changes in our estimated future claims payments as a result of more favorable than projected claims development during the periods.

•	We recorded approximately $2.1 million and $4.3 million of expense in the three and nine months ended August 28, 2005, respectively, related to third-party costs associated with our activities in respect of Section 404 of the Sarbanes-Oxley Act.

•	We recorded curtailment gains of $3.4 million and $27.2 million in the three and nine months ended August 29, 2004, respectively, related to changes in our post-retirement medical plan.

Partially offsetting the increased selling, general and administrative expenses were lower salaries and wages and related expenses due to the impact of reduced headcount resulting from our reorganization initiatives in the United States and Europe and the effect of general cost controls.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $50.1 million and $155.3 million, or 4.9% and 5.2% of net sales in the three and nine months ended August 28, 2005, respectively, as compared to $53.3 million and $158.6 million or 5.4% of net sales, in the three and nine months ended August 29, 2004.

Long-term incentive compensation expense

Long-term incentive compensation expense was $9.6 million and $18.9 million for the three and nine months ended August 28, 2005, respectively, as compared to $10.7 million and $37.1 million for the same periods in the prior year. The decrease in our long-term incentive compensation expense relates primarily to the adoption in 2005 of new long-term incentive compensation plans for which the performance measurement period is three years as compared to eighteen months for our 2004 interim plan.

Other operating income

Other operating income increased 44.9% and 59.7% for the three and nine months ended August 28, 2005 as compared to the same periods in the prior year. Other operating income is comprised primarily of royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees. During the three and nine months ended August 28, 2005, royalty income increased $4.6 million and $15.7 million as compared to the same periods in the prior year. The increase was attributable primarily to our licensing additional Levi’s® and Dockers® brand product categories, and our starting Levi Strauss Signature® brand licensing programs for several product categories, during 2005. In addition, in the three months ended August 28, 2005, we recognized approximately $1.7 million of royalty income related to the termination of a Dockers® license agreement.

Restructuring charges

Restructuring charges, net of reversals of $5.0 million and $13.4 million in the three and nine months ended August 28, 2005 related primarily to current period activities associated with our 2004 U.S., Europe and Dockers® Europe reorganization initiatives. Restructuring charges, net of reversals, in the 2004 comparable periods of $28.1 million and $108.2 million primarily related to the indefinite suspension of an enterprise resource planning system installation and charges related to our 2004 U.S. organizational changes, 2004 Spanish plant closures and our organizational changes initiated in 2003 as part of our business transformation.

Operating income

Operating income increased 8.6% and 74.9% in the three and nine months ended August 28, 2005. Operating margin was 13.7% and 15.8%, reflecting an increase of 0.8 and 6.6 percentage points for the three and nine months ended August 28, 2005, respectively.

The following tables show our operating income by brand in the United States and in total for our North America, Europe and Asia Pacific regions, the changes in results from the three and nine month periods ended August 28, 2005 to the three and nine month periods ended August 29, 2004 and results presented as a percentage of net sales:

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)	August 28, 2005		August 29, 2004
					% of Net Region Sales		% of Net Region Sales
	August 28, 2005	August 29, 2004
(Dollars in thousands)
U.S. Levi’s® brand	$78,210	$92,252	(14,042)	(15.2)%	11.9%		14.6%
U.S. Dockers® brand	34,661	46,243	(11,582)	(25.0)%	5.3%		7.3%
U.S. Levi Strauss Signature® brand	11,558	14,311	(2,753)	(19.2)%	1.8%		2.3%
Canada and Mexico (all brands)	11,545	10,509	1,036	9.9%	1.8%		1.7%

North America (all brands)	135,974	163,315	(27,341)	(16.7)%	20.7%		25.9%
Europe (all brands)	47,464	47,987	(523)	(1.1)%	22.1%		20.2%
Asia Pacific (all brands)	27,878	23,039	4,839	21.0%	19.0%		18.3%

Regional operating income	211,316	234,341	(23,025)	(9.8)%	20.7	%*	23.6	%*

Corporate:
Long-term incentive compensation expense	(9,629)	(10,735)	(1,106)	(10.3)%	(0.9	)%*	(1.1	)%*
Restructuring charges, net of reversals	(5,022)	(28,117)	(23,095)	(82.1)%	(0.5	)%*	(2.8	)%*
Depreciation and amortization expense	(14,783)	(15,109)	(326)	(2.2)%	(1.5	)%*	(1.5	)%*
Other corporate expense	(42,719)	(52,208)	(9,489)	(18.2)%	(4.2	)%*	(5.2	)%*

Total corporate expense	(72,153)	(106,169)	(34,016)	(32.0)%	(7.1	)%*	(10.7	)%*

Total operating income	$139,163	$128,172	10,991	8.6%	13.7	%*	12.9	%*

*	Percentage of consolidated net sales

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)	2005		2004
					% of Net Region Sales		% of Net Region Sales
(Dollars in thousands)	August 28, 2005	August 29, 2004
U.S. Levi’s® brand	$206,361	$216,099	(9,738)	(4.5)%	11.9%		12.5%
U.S. Dockers® brand	99,492	106,891	(7,399)	(6.9)%	5.8%		6.2%
U.S. Levi Strauss Signature® brand	22,387	31,186	(8,799)	(28.2)%	1.3%		1.8%
Canada and Mexico (all brands)	34,272	25,507	8,765	34.4%	2.0%		1.5%

North America (all brands)	362,512	379,683	(17,171)	(4.5)%	21.0%		21.9%
Europe (all brands)	187,905	141,134	46,771	33.1%	25.2%		18.6%
Asia Pacific (all brands)	114,400	88,486	25,914	29.3%	23.2%		21.1%

Regional operating income	664,817	609,303	55,514	9.1%	22.4	%*	20.9	%*

Corporate:
Long-term incentive compensation expense	(18,949)	(37,067)	(18,118)	(48.9)%	(0.6	)%*	(1.3	)%*
Restructuring charges, net of reversals	(13,436)	(108,158)	(94,722)	(87.6)%	(0.5	)%*	(3.7	)%*
Depreciation and amortization expense	(44,608)	(45,237)	(629)	(1.4)%	(1.5	)%*	(1.6	)%*
Other corporate expense	(120,030)	(151,406)	(31,376)	(20.7)%	(4.0	)%*	(5.2	)%*

Total corporate expense	(197,023)	(341,868)	(144,845)	(42.4)%	(6.6	)%*	(11.7	)%*

Total operating income	$467,794	$267,435	200,359	74.9%	15.8	%*	9.2	%*

*	Percentage of consolidated net sales

For the three and nine months ended August 28, 2005, the increase in total operating income period to period is primarily attributable to lower restructuring charges, net of reversals, and lower other corporate expense.

Regional Summaries.    The following summarizes the changes in operating income by region:

•	North America. The decrease in operating income for the three months ended August 28, 2005 was primarily attributable to higher advertising and promotion expenses, lower gross profit in our U.S. Levi’s® and U.S. Dockers® businesses and lower net sales in our U.S. Dockers® and Canada businesses. Partially offsetting the decrease were higher net sales in our U.S. Levi Strauss Signature® and U.S. Levi’s® businesses, as well as increased operating income in our Mexico business.

The decrease in operating income for the nine months ended August 28, 2005 was primarily attributable to increased advertising and promotion expenses and lower net sales in our U.S. Levi’s® and U.S. Dockers® businesses. Partially offsetting the decline were higher net sales in our Levi Strauss Signature® business, higher royalty income, higher operating income in our Mexico business and lower returns, allowances and product transition and sourcing costs in the United States.

•	Europe. The increase in operating income for the nine-month period was primarily attributable to sales of a greater proportion of higher-priced products resulting from our more premium positioning of the Levi’s® brand, lower product sourcing costs and lower inventory markdowns. Also contributing to the increase was the favorable impact of foreign currencies. Partly offsetting the increase were lower net sales due to soft consumer demand in a difficult retail environment in Europe.

•	Asia Pacific. The increase in operating income was driven by higher sales volume, favorable product mix within the super-premium and premium segments and stronger margins resulting from sourcing initiatives. Also contributing to the increase was the impact of stronger foreign currencies and an increase in royalty income. Continued investment in growing our Asia Pacific business resulted in higher selling, general and administrative expenses, partially offsetting increased operating income.

Other corporate expense

The following tables summarize significant components of other corporate expense:

	Three months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004
Annual incentive compensation plans—corporate employees	$9,965	$5,166	$4,799	92.9%
Post-retirement medical benefit plan curtailment gain	—	(3,424)	(3,424)	N/A
Corporate staff costs and other expense	32,754	50,466	(17,712)	(35.1)%

Total other corporate expense	$42,719	$52,208	(9,489)	(18.2)%

	Nine months ended		$ Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	August 28, 2005	August 29, 2004
Annual incentive compensation plans—corporate employees	$22,011	$15,759	$6,252	39.7%
Post-retirement medical benefit plan curtailment gain	—	(27,195)	(27,195)	N/A
Corporate staff costs and other expense	98,019	162,842	(64,823)	(39.8)%

Total other corporate expense	$120,030	$151,406	(31,376)	(20.7)%

We reflect annual incentive compensation plan costs for corporate employees, post-retirement medical benefit plan curtailment gains and corporate staff costs, including workers’ compensation costs, in other corporate expense. The decrease of $9.5 million and $31.4 million in the three and nine month periods ended August 28, 2005, respectively, was primarily attributable to our reorganization and cost cutting initiatives, changes made to our benefit plans that have resulted in lower net expense and workers’ compensation reversals realized during the periods. Partially offsetting the period-over-period decrease were the $3.4 million and $27.2 million curtailment gains related to our post-retirement medical plan in 2004, higher costs with respect to our activities associated with Section 404 of the Sarbanes-Oxley Act and higher annual incentive compensation plan expenses in the 2005 periods. The increase in our annual incentive costs in both periods is primarily due to the implementation of an additional employee incentive plan in the current period as well as the fact that we accrued at a higher rate relative to expected company performance in the current year compared to the same periods in the prior year.

Interest expense

Interest expense for the three months ended August 28, 2005 decreased 0.5% to $63.9 million compared to $64.3 million for the same period in 2004. Interest expense for the nine months ended August 28, 2005 increased 0.5% to $198.6 million compared to $197.7 million for the same period in 2004. The third quarter decrease was primarily attributable to lower average borrowing rates. The increase for the nine months ended August 28, 2005 was primarily due to higher average debt balances, mostly related to the timing differences between our debt issuances and the related tender and redemption of a portion of our 2006 and all of our 2008 notes during the first half of 2005.

The weighted average interest rate on average borrowings outstanding during the three months ended August 28, 2005 and August 29, 2004, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, was 10.30% and 10.54%, respectively. The weighted average interest rate on average borrowings outstanding during the nine months ended August 28, 2005 and August 29, 2004, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, was 10.47% and 10.61%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt

During the three and nine months ended August 28, 2005, we recorded a $0.04 million and $66.1 million loss, respectively, on early extinguishment of debt as a result of our debt refinancing activities during the periods. The loss for the nine month period ended August 28, 2005 consisted of tender offer and redemption premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. These costs were incurred in conjunction with our completion in January 2005 of a repurchase of $372.1 million of our $450.0 million principal amount 2006 notes and in March and April 2005 of a repurchase and redemption of all our 2008 notes.

Other (income) expense

The following table summarizes significant components of other (income) expense, net:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
Foreign exchange management losses	$2,732	$2,095	$2,635	$17,151
Foreign currency transaction (gains) losses	(2,795)	1,281	(6,611)	(10,816)
Interest income	(1,601)	(1,139)	(5,804)	(2,224)
Minority interest—Levi Strauss Japan K.K.	(1,038)	591	1,169	2,152
Minority interest—Levi Strauss Istanbul Konfeksiyon (1)	—	(222)	1,309	395
Other	(103)	(3,072)	(56)	(3,588)

Total	$(2,805)	$(466)	$(7,358)	$3,070

(1)	On March 31, 2005, we acquired full ownership of our joint venture in Turkey.

Our foreign exchange risk management activities include the use of instruments such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in “other (income) expense, net”. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “other (income) expense, net”. The changes in foreign exchange management losses recorded for the three and nine month periods ending August 28, 2005 compared to the same periods in 2004 were due to different conditions in foreign exchange markets and changes in the foreign currency exposures being managed. For more information, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk”.

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

The increase in interest income for the three and nine months ended August 28, 2005 was primarily due to higher effective interest rates on our investments. Also contributing to the increase was a higher average investment balance for the nine month period ended August 28, 2005 as compared to the same period in the prior year.

Income tax expense

Our income tax expense was $39.8 million and $98.1 million for the three and nine months ended August 28, 2005 as compared to income tax expense of $17.8 million and $16.9 million for the same periods in the prior year. The increase for both periods in 2005 was driven by higher effective tax rates and an increase in our income before taxes as compared to the same periods in the prior year. Our income before taxes for the three and nine months ended August 28, 2005 was $78.0 million and $210.5 million, respectively, as compared to $64.4 million and $66.7 million for the same periods in the prior year.

Our effective tax rates for the three and nine months ended August 28, 2005 were higher than those in the prior year periods due to the fact that the our prior year rates benefited from the impact of a revision in our estimates of annual earnings for our domestic and foreign subsidiaries. Due to our inability to benefit losses in certain jurisdictions, the mix of income and loss by jurisdiction is a key driver in determining the ultimate effective tax rate. In accordance with FASB Interpretation No. 18, we adjust our annual estimated effective tax rate to eliminate the impact of foreign losses for which no tax benefit can be recognized for the full year. We then apply our adjusted estimated annual effective tax rate to our year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, to compute our tax expense for the period. As a result of the changes we made in our annual earnings forecast by jurisdiction as of the three months ended August 29, 2004, our 2004 effective tax rate decreased.

Our estimated effective tax rate for fiscal 2005 is based on current full-year forecasts of income or losses in domestic and foreign jurisdictions. To the extent the forecasts change in total, or by taxing jurisdiction, the effective tax rate may be subject to change.

Examination of Tax Returns.    During the nine months ended August 28, 2005, we reached agreement with the Internal Revenue Service to close a total of 14 open tax years:

•	In June 2005, we reached an agreement with the Appeals division of the Internal Revenue Service regarding the examination of our consolidated U.S. federal income tax returns for the years 1986 – 1989. As a result of that agreement, the examination of our income tax returns for those periods is now closed and we reduced our contingent tax liabilities by approximately $4.2 million during the three months ended May 29, 2005.

•	In August 2005, we completed settlement discussions with the Internal Revenue Service relating to our consolidated U.S. federal income tax returns for the years 1990 – 1999. As a result of this settlement agreement, the examination of our income tax returns for those periods is now closed and we reduced income tax expense by approximately $4.1 million during the three months ended August 28, 2005. This $4.1 million reduction in income tax expense reflects a net decrease in federal income tax expense of approximately $6.5 million and an increase to state income tax expense, net of federal income tax benefits, of approximately $2.4 million. The net decrease to federal income tax expense of $6.5 million relates primarily to a decrease in our liability associated with our unremitted foreign earnings of approximately $12.3 million, partially offset by $5.8 million of additional net federal income tax expense relating to an increase in taxes payable and changes in other tax attributes.

In connection with the 1990 – 1999 settlement, we expect to make total payments to the Internal Revenue Service of approximately $100.0 million in the fourth quarter of 2005. These projected payments are included in our accrued income taxes as of August 28, 2005.

The Internal Revenue Service has not yet begun an examination of our 2000-2004 U.S. federal corporate income tax returns.

Certain other state and foreign tax returns are under examination by various regulatory authorities. We regularly review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at August 28, 2005. However, it is possible we may also incur additional income tax liabilities related to prior years. We estimate this additional potential exposure to be approximately $18.9 million. Should our view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $18.9 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

Net income

Net income was $38.2 million for the three months ended August 28, 2005, compared to net income of $46.6 million for the same period in 2004. Net income was $112.3 million for the nine months ended August 28, 2005, compared to net income of $49.8 million for the same period in 2004. The decrease in the three-month period was primarily due to higher income tax expense, partially offset by higher operating income and other income. The increase in the nine-month period was due primarily to higher operating income and other income, partially offset by the loss on early extinguishment of debt, slightly higher interest expense and higher income tax expense.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity in the remainder of 2005 and in 2006 to operate our business and to meet our cash requirements. We believe that we will be in compliance with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash Sources

Our key sources of cash include earnings from operations and borrowing availability under our senior secured revolving credit facility. As of August 28, 2005, we had total cash and cash equivalents of $210.2 million, an $89.4 million decrease from the $299.6 million cash balance as of November 28, 2004. The decrease was primarily driven by a planned build up of inventory in preparation for the fall/holiday season, reduced trade and employee payables, payments made in connection with our reorganization initiatives, partially offset by higher operating income, reduced trade receivables and the impact of our refinancing actions.

As of August 28, 2005, our total availability under our amended senior secured revolving credit facility was approximately $480.8 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $376.8 million. In addition, we had liquid short-term investments in the United States totaling approximately $80.5 million, resulting in a net liquidity position (availability and liquid short-term investments) of $457.3 million in the United States.

Cash Uses

Our principal cash requirements include working capital, payments of interest on our debt, payments of taxes, payments for U.S. pension and post-retirement health benefit plans, capital expenditures and cash restructuring costs. We expect to have the following selected cash requirements in the remainder of fiscal 2005 and the first nine months of fiscal 2006:

Selected Cash Requirements	Paid in nine months ended August 28, 2005	Projected for remaining three months of fiscal 2005	Total projected for fiscal 2005	Projected for nine months ending August 27, 2006
(Dollars in millions)
Restructuring activities	$35	$12	$47	$11
Interest	201	38	239	198
Federal, foreign and state taxes (net of refunds) (1)	51	13	64	44
Prior years’ income tax liabilities, net (2)	23	101	124	31
Post-retirement health benefit plans	20	7	27	20
Capital expenditures	22	29	51	33
Pension plans (3)	14	22	36	10

Total selected cash requirements	$366	$222	$588	$347

(1)	Relate primarily to estimated cash payments with respect to 2005 income taxes.
(2)	Our projection for cash tax payments for prior years’ contingent income tax liabilities primarily reflects payments of foreign tax liabilities and payments related to our settlement with the Internal Revenue Service relating to our consolidated U.S. federal corporate income tax returns for the years 1986-1999 and projected payments to certain state and foreign tax authorities. These projected payments are included in our accrued income taxes as of August 28, 2005.
(3)	We increased our projection for total cash contributions to our pension plans during the nine months ended August 28, 2005 to reflect changes in our estimated required cash contributions for our U.S. Home Office Pension Plan and our U.S. Employee Retirement Plan as a result of lower than projected investment returns on plan assets. We now project total cash contributions in fiscal 2005 of $36 million, compared with our projection as of November 28, 2004 of $19 million as contained in our 2004 Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes, for the nine months ended August 28, 2005 and August 29, 2004, selected items in our consolidated statements of cash flows:

	Nine months ended
(Dollars in thousands)	August 28, 2005	August 29, 2004
Cash (used for) provided by operating activities	$(98,682)	$149,201
Cash used for investing activities	(12,514)	(2,650)
Cash provided by (used for) financing activities	22,284	(17,865)
Cash and cash equivalents	210,193	272,153

Cash used for operating activities was $98.7 million for the nine months ended August 28, 2005 compared to cash provided by operating activities of $149.2 million for the same period in 2004.

The increase in cash used for operating activities was primarily due to the following factors:

•	During the nine months ended August 28, 2005, increased inventory levels resulted in a use of cash of approximately $107.3 million. The increase in the current period is primarily due to a build up of inventory in preparation for the 2005 fall/holiday season and inventory management actions taken with contractors to avoid inventory shortages and to maintain consistent order flow. In the prior comparable period, decreased inventory levels resulted in a cash inflow of approximately $133.6 million. The decrease in inventory for the nine months ended August 29, 2004 resulted primarily from production shortfalls by our third party contract manufacturers and our effort to reduce excess and obsolete inventory.

•	During the nine months ended August 28, 2005, accrued salary, wages and benefits decreased $65.0 million as compared to an increase of $68.4 million during the same period in 2004. The decrease in accruals in the current period was primarily attributable to the payment of approximately $111.3 million under our annual and long-term incentive plans, compared to approximately $10.0 million in the prior year period. The current period decrease was partially offset by incentive compensation accruals during the period of approximately $67.7 million.

•	During the nine months ended August 28, 2005, accounts payable and accrued liabilities decreased by $130.9 million compared to a $46.2 million decrease in the same period last year. The decrease in the current period is primarily due to the impact of decreased operating expenses from the three months ended November 28, 2004 as compared to the three months ended August 28, 2005 and shorter payment cycles driven by our increased use of package sourcing and the related shorter payment term demands from our contract manufacturers. The prior period decrease is primarily due to a decrease in inventory purchases as well as a reduction in operating expenses from the three months ended November 30, 2003 as compared to the three months ended August 29, 2004.

Factors that partially offset these increases were as follows:

•	During the nine months ended August 28, 2005, we had net income of $112.3 million as compared to net income of $49.8 million during the same period in 2004.

•	During the nine months ended August 28, 2005, trade accounts receivable decreased by $58.5 million compared to an increase of $11.7 million in the same period in 2004. The decrease in the current period is primarily due to lower sales in the three months ended August 28, 2005 as compared to the three months ended November 28, 2004, primarily as a result of the seasonality of the business. The increase in the prior comparable period was primarily due to lower bad debt reserves and sales allowances of approximately $14.3 million at August 29, 2004 as compared to November 30, 2003.

•	During the nine months ended August 28, 2005, our income tax liabilities increased by $43.1 million, compared to a $13.3 million decrease in the same period last year. The increase results from our recording of a $98.1 million income tax provision in the current year as compared to a $16.9 million income tax provision in the prior year, partially offset by a $38.6 million increase in income tax payments during the current period as compared to 2004.

Cash used for investing activities was $12.5 million for the nine months ended August 28, 2005 compared to $2.7 million for the same period in 2004.

Cash used in both periods primarily related to investments made in information technology systems, and in 2005, to build an internal infrastructure in Asia through the installation of an enterprise resource planning system in the region. In the current period, this amount was partially offset by gains on net investment hedges and proceeds from the sale of property, plant and equipment primarily related to our restructuring.

Cash provided by financing activities was $22.3 million for the nine months ended August 28, 2005 compared to cash used for financing activities of $17.9 million for the same period in 2004.

Cash provided by financing activities for the nine months ended August 28, 2005 primarily reflected our issuance of approximately $1.0 billion in unsecured notes during the period. The increase was largely offset by the repurchases and redemptions of $918.2 million in aggregate principal amount of our 2006 and 2008 notes, the payment of debt issuance costs of approximately $24.6 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million. Cash used for financing activities in the 2004 comparable period primarily reflected required payments on the equipment financing and senior secured term loan as well as repayments on short-term borrowings.

Indebtedness

As of August 28, 2005, we had fixed rate debt of approximately $1.6 billion (71% of total debt) and variable rate debt of approximately $0.7 billion (29% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Principal Payments

The table below sets forth, as of August 28, 2005, our required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter. The table also gives effect to the satisfaction of the 2008 notes refinancing condition and the different 2006 notes refinancing condition scenarios under our senior secured term loan.

	Principal Payments as of August 28, 2005
	Assuming 2006 notes refinancing condition not met	Assuming 2006 notes refinancing condition met
	(Dollars in thousands)
2005 (remaining three months) (1)	$11,379	$11,379
2006(2)(3)	567,785	82,785
2007	—	5,000
2008	—	5,000
2009	—	475,000
Thereafter	1,769,215	1,769,215

Total	$2,348,379	$2,348,379

(1)	Includes required payments of approximately $1.3 million under our senior secured term loan and payments relating to short-term borrowings of approximately $10.1 million.
(2)	Under our senior secured term loan, we must refinance, repay or otherwise irrevocably set aside funds for all of our senior unsecured notes due 2006 by May 1, 2006, or our senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of our 2006 notes, we will have to repay or otherwise satisfy approximately $567.8 million of debt in fiscal 2006. If we meet the 2006 notes refinancing condition, the senior secured term loan will mature on September 29, 2009 and we will have to repay or otherwise satisfy approximately $82.8 million of debt in 2006.
(3)	We intend to use the remaining proceeds of the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). We may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of our credit agreements, indentures and other agreements.

See Note 5 to our consolidated financial statements for further discussion of our indebtedness, including information about our senior notes issuances and our senior note repurchases and redemptions during the nine months ended August 28, 2005.

Credit Agreement Ratios

Term Loan Leverage Ratio.    Our senior secured term loan requires us to maintain a consolidated senior secured leverage ratio of 3.5 to 1.0, which is measured as of the end of each fiscal quarter. As of August 28, 2005, we were in compliance with this ratio.

Revolving Credit Facility Fixed Charge Coverage Ratio.    Our senior secured revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of August 28, 2005, we were not required to perform this calculation.

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

For initiatives commenced after December 31, 2002, we recorded restructuring reserves in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. We record other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with the relevant union representatives or plans adopted by us that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

Income tax assets and liabilities.    We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We maintain valuation allowances where it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes.

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

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense, net” in the statements of operations. As a result, net income may be subject to volatility. The instruments that qualify for hedge accounting currently hedge our net investment position in certain of our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of instruments that qualify for hedge accounting are recorded as cumulative translation adjustments in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”). Under this standard, all forms of share-based payment to employees, including stock options, will be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. For nonpublic entities, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, which for us will be as of the beginning of fiscal 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS 123(R) will have on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing domestic and international retail environments;

•	changes in the level of consumer spending or preferences in apparel;

•	mergers and acquisitions involving our top customers;

•	our dependence on key distribution channels, customers and suppliers;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	changing fashion trends;

•	our ability to expand controlled distribution of our products;

•	our go-to-market executional performance;

•	the impact of ongoing and potential future restructuring and financing activities;

•	ongoing litigation matters and disputes and regulatory developments;

•	the investment performance of our defined benefit pension plans;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	our ability to remain in compliance with our financial covenants;

•	changes in credit ratings;

•	changes in employee compensation and benefit plans;

•	changes in trade laws including the recent elimination of quotas under the WTO Agreement on textiles and clothing; and

•	political or financial instability in countries where our products are manufactured.

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

At August 28, 2005, we had U.S. dollar spot and forward currency contracts to buy $299.2 million and to sell $222.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2005.

We have entered into option contracts to manage our exposure to foreign currencies. At August 28, 2005, we bought U.S. dollar option contracts resulting in a net purchase of $58.2 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net purchase of $75.9 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through February 2006.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

Item 4.    Controls and Procedures

In conjunction with their audit of our financial statements for the year ended November 28, 2004, our independent registered public accounting firm identified three significant deficiencies in our internal control over financial reporting. These significant deficiencies and the actions we have taken to address them during the first nine months of fiscal 2005 are summarized as follows:

•	The first matter pertained to our accruals for claims processing expenses related to our U.S. workers compensation program. During the first quarter of fiscal 2005, we revised the process for estimating these expenses and moved the responsibility for this activity to our corporate controller. We believe these actions have substantially remediated this issue and have improved our workers compensation accounting and reporting process.

•	The second matter relates to our process for estimating one type of allowance that we provide to our U.S. retail customers. In response, we refined our estimation methodology in the first quarter of 2005 by better utilizing internal retail planning applications in order to develop more robust and objectively verifiable data to support our accruals.

•	The third matter relates to the financial reporting process and general control environment in our U.K. subsidiary. In response, starting in mid-2004, we replaced the top members of our U.K. finance management team in 2004 with personnel who have substantial GAAP experience. In addition, we redesigned the organization structure to increase focus on internal controls. During the first nine months of fiscal 2005, we took additional actions and believe we have made progress in strengthening our financial reporting process and general control environment in our U.K. subsidiary.

As of August 28, 2005, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, and took into account the actions we have taken during 2005 in response to the communication of the significant deficiencies from our independent registered public accounting firm in conjunction with their 2004 audit. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer, we will not be subject to the requirements until our annual report on Form 10-K for fiscal year 2007.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Wrongful Termination Litigation.    There have been no material developments in this litigation since we filed our Quarterly Report on Form 10-Q for the period ended May 29, 2005. For more information about the litigation, see Note 9 to the consolidated financial statements contained in our 2004 Annual Report on Form 10-K filed on February 17, 2005.

Class Actions Securities Litigation.    There have been no material developments in this litigation since we filed our 2004 Annual Report on Form 10-K. For information about the litigation, see Note 9 to the consolidated financial statements contained in the Annual Report on Form 10-K.

Comexma Litigation.    There have been no material developments in this litigation since we filed our Quarterly Report on Form 10-Q for the period ended May 29, 2005. For more information about the litigation, see Note 7 to the consolidated financial statements contained in our Quarterly Report on Form 10-Q filed on July 12, 2005.

Other Litigation.    In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, patent and trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits

10.1	Levi Strauss & Co. Management Incentive Plan, effective November 29, 2004. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Section 906 certification. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2005	LEVI STRAUSS & CO.
(Registrant)

	By:	/s/ GARY W. GRELLMAN
Gary W. Grellman Vice President and Controller (Principal Accounting Officer)