Form 10-K
period 2005-11-27
LEVI STRAUSS & CO
filed 2006-02-14
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

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

Common Stock $.01 par value — 37,278,238 shares outstanding on February 9, 2006

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDED NOVEMBER 27, 2005

PART I

Item 1.	BUSINESS

Overview

We are one of the world’s leading branded apparel companies. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature® brands in markets around the world. We also license our trademarks in many countries throughout the world for accessories, pants, tops, footwear, home and other products.

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We also distribute Levi’s® and Dockers® products through company-operated stores located in the United States, Europe and Japan. We distribute our Levi Strauss Signature® products through mass channel retailers in the United States and abroad.

We were incorporated in Delaware in 1973 and conduct our operations in the United States primarily through Levi Strauss & Co. and outside the United States through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. Our executive offices are located at Levi’s Plaza, 1155 Battery Street, San Francisco, California 94111. Our telephone number is (415) 501-6000. Our website is located at www.levistrauss.com. Our website and the information contained on our website are not part of this annual report and are not incorporated by reference into this annual report.

Our fiscal year ends on the last Sunday in November each year. Fiscal years 2003, 2004 and 2005 ended on November 30, 2003, November 28, 2004 and November 27, 2005, respectively. Fiscal year 2003 consisted of 53 weeks and fiscal years 2004 and 2005 consisted of 52 weeks each.

Our History

Our history and longevity are unique in the apparel industry: Levi’s® jeans are the original, authentic and definitive jeans. In 1853, during the California Gold Rush, our founder, Levi Strauss, opened a wholesale dry goods business in San Francisco. That business became known as “Levi Strauss & Co.” In 1873, Mr. Strauss and Jacob Davis, a tailor, saw a consumer need for work pants that could hold up under rough conditions. They worked together and received a U.S. patent to make “waist overalls” with metal rivets at points of strain on the pants — and in so doing created the first jean. Mr. Strauss commercialized the product and brought it to market that year, and, in 1890, first used the number “501” in the product line.

For nearly 100 years after our founding, we manufactured and distributed work pants and other products worn primarily by cowboys, miners and other working men in the western United States and also represented other manufacturers with an extensive line of dry goods. We introduced our first jeans for women in 1934. Our jeans rapidly grew in popularity after World War II and became a symbol of American culture by the 1960s. During these years, we exited the dry goods business to concentrate on manufacturing and marketing apparel under the Levi’s® trademark, with export and international businesses opening in the 1950s and 1960s. In 1986, we introduced the Dockers® brand of casual apparel, which was at the forefront of the business casual trend in the United States. In 2003, in response to the emergence and success of the mass channel, we launched our Levi Strauss Signature® brand of jeans and casual apparel for consumers who shop in the channel. Our commitment to quality, innovation and corporate citizenship, manifested in many ways throughout our history, began with Mr. Strauss and continues today.

Our common stock is primarily owned by descendants of the family of Mr. Strauss and their relatives.

Our Global Reach

From our Gold Rush beginnings in San Francisco, we now operate around the world. Our business is organized into three geographic regions: North America, Europe and Asia Pacific. Our Asia Pacific region includes both established markets such as Japan and Korea and emerging markets such as India and China, as well as our businesses in South America, the Middle East and Africa. Our global reach and presence are demonstrated by the following:

•	We derive nearly half of our sales and over half of our operating income from our businesses outside the United States.

•	Our products are sold through more than 55,000 retail locations in over 110 countries, including 67 company-operated stores in 10 countries.

•	We have over 5,000 trademark registrations and pending applications in approximately 180 countries.

•	We have regional headquarters located in San Francisco, Brussels and Singapore, product designers located primarily in Belgium, Hong Kong, Japan, Korea and the United States, and a global sourcing headquarters in Singapore.

•	Approximately 65% of our employees are located in over 35 countries outside the United States.

Our Business Strategies

Our strategies are designed to reflect marketplace dynamics and build on our competitive strengths. Our key strategies are:

•	Innovate and lead from the core. Our brands and their global consumer appeal are at the core of our business. We draw upon our brand equity and our design and marketing expertise to bring to market a broad range of innovative, trend-right, compelling and quality products targeted for specific consumer and retail segments. We seek to offer market-leading styles, fabrics, fits and finishes across our product lines and are increasing our emphasis on trend and style-driven premium products to augment and build on our traditional strength in high-quality basic jeans and casual pants products. We believe we can capitalize on the consumer recognition of our brands by continuing to extend them to segments that offer attractive and relevant opportunities for profitable growth. Those opportunities include increasing our participation in the more premium segments of the market, growing our women’s businesses across our three brands, and driving our business with men under 25 years of age. In addition, we continue to extend the reach of our brands by expanding our licensing programs and building our businesses in emerging markets.

•	Promote strong retail relationships. We want our brands to be essential to our retail customers. We seek to build consumer appeal and demand for our brands through compelling marketing executed through a broad mix of advertising vehicles. We focus on generating competitive economics and engaging in collaborative assortment, demand and marketing planning to drive mutual commercial success with our retail customers. We believe we can strengthen our retail relationships by drawing more fully on our knowledge of consumer and retail segmentation to develop differentiated product assortments, retail presentations and marketing programs for different channels. We recognize that our department store, chain store and mass channel retailers have many choices, including their own private label programs. Our goal is to ensure that we are essential to our customers’ success by using our brands and our strengths in product development and marketing to drive consumer traffic and demand to their stores.

•	Sell where people shop. Our multi-channel distribution strategy is centered on making relevant Levi Strauss & Co. products accessible to consumers where they shop. Our Levi’s® and Dockers® products have broad distribution and substantial presence in department stores and specialty and independent stores worldwide and in chain stores in the United States. To reach value-oriented consumers who shop in the mass channel, we are focused on growing our Levi Strauss Signature® business in mass channel retailers through introducing new products, fully penetrating our existing mass retailers, expanding to new accounts in existing markets and launching the brand in new countries in Europe and Asia. To reach younger and other consumers who shop in specialty stores, we are expanding our Levi’s® Stores network around the world, including by opening more company-operated stores. We believe our Levi’s® Stores represent an attractive opportunity to establish incremental distribution and sales for the Levi’s® brand, enhance brand presentation to consumers, increase our retail expertise by enabling us to connect directly with consumers, and improve our effectiveness as a marketing and merchandising resource to our wholesale customers.

•	Achieve operational excellence. We emphasize operational execution, cost effectiveness and working capital management across our businesses. We intend to continue refining our go-to-market processes and to derive greater benefit from our global sourcing organization. We are also investing in key information technology improvements including an SAP enterprise resource planning system in Asia, which we also plan to implement in North America and Europe in the coming years. We see continued opportunities to improve productivity and working capital efficiency, including improved management of payables and inventory through more effective supply and demand planning.

Our Brands and Products

Overview

We market our products under the Levi’s®, Dockers® and Levi Strauss Signature® brands and a number of sub-brands and product lines under those three brands. We offer a broad range of products, including jeans and jeans-related pants, casual and dress pants, tops, skirts and jackets. Pants, including jeans, casual pants and dress pants, represented approximately 87% and 85% of our total units sold in 2005 and 2004, respectively. Men’s products generated approximately 73% of our total net sales in 2005 and 2004.

Our global product design, development and innovation capabilities are centered on the following key elements:

•	We are committed to product quality.

•	We offer diverse product lines and assortments targeted for specific consumer segments and retail channels, taking advantage of our ability to design, source and distribute both large replenishment programs and targeted niche product lines.

•	We seek to achieve and maintain market leadership, bring newness to the marketplace and resist category commoditization by continually introducing innovative products and updating our continuing products with new fits, fabrics, finishes and features.

•	We have approximately 200 designers and merchandisers across our three regions, each dedicated to one of our brands. We use global trend scouts and trend forums to identify emerging trends with potentially strong consumer appeal and a global innovation group to develop commercially-viable style and technical innovations across our brands. We work to take ideas developed first in one market and quickly adapt and commercialize them for other markets.

•	We continually work to refine our go-to-market process to increase our responsiveness to trends, changes in consumer preferences and other market developments and to improve our speed to market.

•	We have a global sourcing organization that works closely with our designers, merchandisers and suppliers to drive cost-effective product construction and sourcing, market responsiveness and consistent product quality.

Our go-to-market process is designed to ensure an integrated view of the marketplace — product, price, promotion and place — as we develop and execute our product offering, marketing and sourcing plans for each season across all of our brands in a manner consistent with each of our brands’ core attributes.

Levi’s® Brand

In 1873, our founder Levi Strauss and tailor Jacob Davis created the first blue jean. Our jeans have been distinctive from the beginning. The double arc of stitching — known as the Arcuate Stitching Design — has adorned the back pockets of Levi’s® jeans since their inception. We began using the lot number “501” in 1890 and the red Tab Device, a fabric tab stitched into the back right pocket, in 1936. Since those early days, the Levi’s® brand, as the source of the original, authentic and definitive jean, has become one of the most widely recognized and distributed brands in the history of the apparel industry. Our merchandising and marketing across the brand reflect what we see as the brand’s core attributes: originality, quality, individuality, integrity and youthfulness.

The original jean has evolved to include an extensive selection of men’s, women’s and kids’ products designed to appeal to a variety of consumer segments at a wide range of price points. Our Levi’s® brand offerings extend from core basic jeans to premium-priced styles targeted to fashion leaders, reflecting what we believe is the broad consumer appeal of the brand across ages, genders, nationalities and lifestyles. Our Levi’s® brand businesses in Europe and Asia Pacific are positioned in the premium segments of the men’s and women’s markets. Our product architecture and strategy in the United States include an emphasis on growth in premium segments while continuing to update and drive our core and trend Red Tabtm jeans business in our chain and department store customers.

Our current product range includes:

•	Levi’s® Red Tabtm Products. These products are the foundation of the brand. They encompass a wide range of jeans and jeanswear offered in a variety of fits, fabrics, finishes and styles intended to appeal to a broad spectrum of consumers. The line is anchored by the flagship 501® button-fly jean, the best-selling five-pocket jean in history. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Levi’s® Red Tabtm products include both our core/entry offering of classic and updated fits in basic fabrics and finishes as well as our trend offering in better fabrics and more advanced finishes.

•	Premium Products. We offer a variety of premium men’s and women’s products around the world. In the United States, to further differentiate our offer for consumers who seek more innovative and premium products, we are introducing our Levi’s® Redtm and Capital Etm products, and we market our SilverTab® line. In Europe and Asia, we offer an expanded range of high-end products that reflects our premium positioning in international markets. Our Levi’s® Engineered Jeans® are a reinvention of the traditional jean designed for leading-edge consumers. The Levi’s® Bluetm line in Europe and Levi’s® Red Looptm line in Asia are clean, modern interpretations of jeanswear, while in Asia we also offer Levi’s® LadyStyletm products for women seeking more feminine fits and finishes. Our Levi’s® Vintage Clothing line, offered in all of our regions, showcases our most premium products, offering detailed replicas of our historical products dating back to the 19th century.

We sell Levi’s® brand products in more than 110 countries around the world. Sales of Levi’s® brand products represented approximately 71% and 70% of our total net sales in 2005 and 2004, respectively. Sales of Red Tabtm products represented a majority of our Levi’s® brand net sales in all three of our regions in 2005 and 2004.

Dockers® Brand

We launched the Dockers® brand in 1986 to provide an alternative between jeans and suits for the baby boomer generation in the United States. The brand was at the forefront of the business casual trend in the United States. The Dockers® brand is a leader in developing and commercializing technical performance innovations into everyday apparel, including pants, shirts and other products with the Stain Defender® finish. Today, the Dockers® brand covers a wide range of wearing occasions for men and women, from business and weekend casual to more dressy occasions, with products that combine style with performance and provide a “wardrobe solution” for consumers.

Our current Dockers® product offerings include:

•	Dockers® Classics. This line includes a broad range of stylish cotton and cotton blend casual and dress casual pants that are at the heart of the brand for both men and women. We complement these products with a variety of tops and seasonal pants, shorts and skirts in a range of fits, fabrics, colors, styles and performance features.

•	Dockers® Premium. This line includes a range of pants, tops and other products constructed from finer fabrics with updated details in a range of finishes, fits, styles and colors. In the United States, for example, our Dockers® Never-Irontm Cotton Khaki is a 100% cotton pant that comes out of the dryer with the appearance of a dry-cleaned product and that combines style, upgraded fabric with a luxurious feel and performance innovation. We also are developing a new line, Dockers® Collection, that will include our most premium products. We expect to introduce Dockers® Collection products in the United States in fall 2006.

We market the Dockers® brand in more than 50 countries. Sales in the United States generated a substantial majority of total Dockers® brand sales in 2005. Sales of Dockers® brand products represented approximately 19% and 20% of our total net sales in 2005 and 2004, respectively. Sales of Dockers® Classic men’s products represented a large majority of our Dockers® brand net sales in all three of our regions in 2005 and 2004.

Levi Strauss Signature® Brand

Our Levi Strauss Signature® brand offers trend-relevant men’s, women’s and kids’ styles interpreted for value consumers. The brand, which we introduced in North America and Asia in 2003 and in Europe in early 2004, offers a range of jeans and jeans-related products, and casual pants and tops. Our merchandising and marketing reflects what we view as the core objective of the Levi Strauss Signature® brand: bringing our company’s quality and authenticity to everyday working consumers and their families who shop in the mass channel.

The brand offers a wide range of products for men, young men, women, misses, juniors and kids. The product portfolio in the United States currently includes:

•	core denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes;

•	trend-right products that offer enhanced fabric and finish combinations and updated styling details each season; and

•	the Authentics line, which offers premium and advanced style, fabric and finish combinations.

Our Levi Strauss Signature® brand is currently offered in the United States and eleven other countries, with net sales in the United States representing a substantial majority of total brand sales since its launch. Sales of Levi Strauss Signature® brand products represented approximately 10% of our total net sales in 2005 and 2004.

Licensing

The appeal of our brands across consumer groups and our global reach enable us to license our Levi’s®, Dockers® and Levi Strauss Signature® trademarks for a variety of product categories in multiple markets. We license our trademarks for products complementary to our core bottoms and for accessory and other products. Our licensing strategy centers on extending our brands into product categories that are consistent with, draw on and enhance our core brand attributes, broaden the product range available to consumers and create compelling and distinctive brand looks. We also use licenses for products that we have removed from our own product lines through our ongoing product rationalization and profit improvement actions.

Our royalty income from licensees was approximately $68.3 million in 2005, a 31% percent increase from 2004. The growth reflects in part the fact that we have entered into a number of new licensing arrangements in recent years. We believe that licensing will continue as an attractive profit contributor in the future.

Our licensed products by brand, which vary across countries, include:

•	Levi’s® Brand. We license the Levi’s® trademark for products complementary to our core jeanswear line, including men’s and women’s tops, sweaters, jackets, outerwear, loungewear, footwear, hosiery, belts, bags, headwear and kidswear products.

•	Dockers® Brand. We work with our licensees to develop and market complementary products under the Dockers® brand, including men’s and women’s footwear, hosiery, belts, accessories, outerwear, eyewear, men’s sweaters and golf apparel, men’s dress shirts, kidswear, loungewear and sleepwear, luggage and home bedding products.

•	Levi Strauss Signature® Brand. We work with our licensees to develop and market complementary products under the Levi Strauss Signature® brand, including belts and other leather accessories, kidswear, men’s and women’s tops and outerwear.

We have licensees for our three brands in each of our regions. In addition, we enter into agreements with third parties to produce, market and distribute our core products in several countries with smaller markets, including various Latin American and Middle Eastern countries.

We seek to work with leading firms in each product category we enter through licensing. We enter into licensing agreements with our licensees covering royalty payments, product design and manufacturing standards, marketing and sale of licensed products and protection of our trademarks. We require our licensees to comply with our code of conduct for contract manufacturing and engage independent monitors to perform regular on-site inspections and assessments of production facilities and submit the results of these inspections to us.

Royalty income from licensees located in our North America region represented approximately two-thirds of our total royalty income in 2005 and 2004, with licensees in the United States of the Dockers® brand generating over half of those royalties for both years.

Sales, Distribution and Customers

We distribute our products in a wide variety of retail formats around the world, including chain and department stores, franchise and company-operated stores dedicated to our brands, multibrand specialty stores and mass channel retailers. Our distribution strategy focuses on ensuring that our brands and products are available where consumers shop and that our product offerings and assortments are appropriately differentiated for the channel. Sales to our top five and top 10 customers accounted for approximately 34% and 43% respectively, of our total net sales in 2005. In 2004, sales to our top five and top 10 customers accounted for approximately 31% and 40%, respectively, of our total net sales.

North America

In North America, we distribute our Levi’s® and Dockers® products through national and regional chains, department stores, specialty stores, and franchise and company-operated stores dedicated to our brands. Top Levi’s® and Dockers® customers in North America include J.C. Penney, Kohl’s, Sears, Federated Department Stores (including its recently-acquired May Department Stores businesses) and Mervyn’s in the United States, Hudson’s Bay Co. in Canada and Liverpool in Mexico. We target our premium products like Levi’s® Vintage Clothing to our dedicated stores and to independent, image-conscious specialty stores who cater to more fashion-forward, trend-initiating consumers, including Barney’s, Fred Segal and Urban Outfitters in the United States. We distribute our Levi Strauss Signature® brand through the mass merchant channel, including Wal-Mart, Target and Kmart stores in the United States. We have approximately 3,300 retail customers operating in more than 30,000 locations in the United States, Canada and Mexico.

Europe

Our European Levi’s® and Dockers® brand customers include large department stores, such as El Corte Ingles in Spain, Galeries Lafayette in France and Kaufhof in Germany; dedicated Levi’s® Stores and Dockers® Stores; mail-order accounts; and a substantial number of independent retailers operating either a single or small group of jeans-focused stores or general clothing stores. Our Levi Strauss Signature® customers in Europe include Carrefour in France, ASDA-Wal-Mart in the United Kingdom, Migros in Switzerland and Wal-Mart in Germany.

Asia Pacific

In Asia Pacific, we distribute our Levi’s® and Dockers® products through specialty stores, including multi-brand as well as dedicated Levi’s® and Dockers® Store retail shops, and department stores. Top customers include Right-On Stores and Eiko Shoji in Japan and Lotte Department Stores in Korea. We distribute the Levi Strauss Signature® brand in mass channel and general merchandise retailers such as Big W and Lowes stores in Australia and Aeon stores in Japan. Our Asia Pacific business is heavily weighted toward Japan, which represented approximately 41% and 45% of our net sales in the region in 2005 and 2004, respectively.

Dedicated Stores

Overview.  We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and that these stores are effective complements to our wholesale business. These stores include retail and outlet stores operated by us and by independent franchisees and licensees. As of November 27, 2005, there were a total of 107 retail and outlet stores in our North America region, 348 stores in our Europe region and 492 stores in our Asia Pacific region. Sales from these stores represented approximately 11% of our total net sales in 2005 (company-operated stores generated 2.5% of our total net sales) and, in Asia Pacific, generated approximately one-third of regional net sales.

Company Stores.  As of November 27, 2005, we operated 44 retail stores dedicated to the Levi’s® brand, including Levi’s® Stores in the United States located in New York, Chicago, Costa Mesa, Santa Monica, Beverly Hills, San Francisco, San Diego, Miami, Portland, Seattle and Washington, D.C. and in Europe in London, Paris and Berlin. We also operate outlet stores, which include 16 Levi’s®, three Dockers® and four Levi’s® and Dockers® combined outlet stores. These stores are located in the United States, Belgium, Germany, Poland, Japan, South Africa and the United Kingdom.

Franchised Stores.  We have a network of approximately 880 franchised or other licensed stores selling Levi’s® brand or Dockers® brand products under the “Original Levi’s Store®,” “Levi’s® Store,” and “Dockers® Store” names in Europe, Asia, Canada, Mexico and South America. The stores are an important distribution channel in newer and smaller markets in Eastern Europe, Asia and South America. These stores are owned and operated by independent third parties. We also license third parties to operate outlet stores in the United States and abroad. A majority of the outlet stores in the United States are operated by a third-party under license.

Expansion.  Dedicated retail stores are an increasingly important part of our strategy for expanding distribution of our products in all three of our regions. We expect to open in fiscal 2006 approximately 150 new stores in our Asia Pacific region, 65 stores in our Europe region and 20 stores in our North America region, with the substantial majority of the stores outside the United States to be independently owned.

Internet

In September 2005, we began selling Levi’s® products directly to consumers in the United States through the website www.levisstore.com. Our goal in operating the Levi’s® online store is to provide a virtual shopping experience that mirrors the shopping experience in our brick and mortar Levi’s® Store retail shops and showcases the breadth of our product offerings. We also operate websites devoted to the Levi’s®, Dockers® and Levi Strauss Signature® brands as marketing vehicles to enhance consumer understanding of our brands. In the United States, our Levi’s®, Dockers® and Levi Strauss Signature® products are also sold online through specifically authorized third-party internet sites that meet our standards relating to customer service, return policy, site content, trademark use and other matters. In Canada and Europe, authorized dealers and mail order accounts who meet our standards may sell our products to consumers through their own internet sites.

Marketing and Promotion

We support our brands with a diverse mix of marketing initiatives to drive consumer demand. In 2005, we increased our investment in marketing. We incurred expenses of approximately $332.9 million, or 8.1% of total net sales in 2005 on these activities, compared with expenses of approximately $302.6 million, or 7.4% of net sales, in 2004.

Marketing Vehicles.  We advertise around the world through a broad mix of media, including television, national publications, the internet, cinema, billboards and other outdoor vehicles. We execute region-specific marketing programs that are based on globally consistent brand values. We believe this approach allows us to achieve consistent global brand positioning while giving us flexibility to tailor marketing programs to local markets in order to maximize relevancy and effectiveness. We use other marketing vehicles, including event and music sponsorships, product placement in major motion pictures, television shows, music videos and leading fashion magazines, and alternative marketing techniques, including street-level events and similar targeted viral marketing activities.

Levi’s® Brand.  Our marketing programs for the Levi’s® brand are designed to communicate the authenticity of Levi’s® jeans, the original and definitive jeans brand. Our programs draw on the unique heritage and strength of the brand in contemporary, locally relevant ways by focusing on our innovative fits and new finishes and on what we believe is the unique connection that consumers have with their Levi’s® jeans. We also work to increase the visibility of the Levi’s® brand products at retail, including introducing new product packaging and new store display programs, executing customer-specific marketing programs and continuing to open new Levi’s® Stores in selected locations around the world.

Dockers® Brand.  Our Dockers® brand marketing is designed to position the brand as synonymous with “effortless style” for men and women. Products are featured in lifestyle settings that show complete outfits in real, everyday situations. The Dockers® brand is marketed worldwide under a branding platform introduced in fall 2005, “Dockers® San Francisco,” that links the brand to its hometown roots and provides a single umbrella for marketing communications for men and women. Our Dockers® brand marketing programs also focus on continued updating of retail floor presentations in order to improve the consumer’s shopping experience and drive increased visibility and consumption of the brand.

Levi Strauss Signature® Brand.  We use a variety of marketing and publicity techniques to increase consumer awareness of the Levi Strauss Signature® brand among value-conscious consumers. These initiatives focus on print advertising, sponsorship programs and in-store marketing efforts. Print advertising in the United States emphasizes the tagline “From Our Family to Yours” and is targeted primarily to drive awareness with women. Sponsorship marketing in the United States centers on the brand’s involvement in NASCAR racing and our relationship with NASCAR star Jimmie Johnson.

Sourcing and Logistics

Organization.  Our global sourcing and regional supply chain services organizations are responsible for taking a product from the design concept stage through production to delivery at retail. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies across brands and regions while maintaining our focus on local service levels and working capital management.

Product Procurement.  We source over 90% of our products from independent contract manufacturers. We source a small proportion of our products from our five owned or leased manufacturing plants located in Europe (2) and Asia Pacific (3). See “Item 2 — Properties” for more information on our owned or leased manufacturing facilities.

We source our products from contract manufacturers primarily through “package” or “ready to wear” arrangements in which the contractors produce or purchase fabric themselves and then sew, finish and ship the garments. We then purchase the finished goods. We also source a small proportion of our products through “cut-make-trim” arrangements in which we purchase the fabric and retain ownership of the raw materials and work-in-process throughout the contractor’s manufacturing process. We typically conduct business with our garment manufacturing and finishing contractors on an order-by-order basis.

Sourcing Locations.  We use numerous independent manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before we place production in those countries and on an ongoing basis.

In 2005, we sourced products from contractors located in over 40 countries around the world, with no single country representing more than 20% of our production. Historically we have sourced more of our products from contractors in South and Central America (including Mexico and the Caribbean), although we are relying increasingly on contractors in Asia. Contractors in South and Central America (including Mexico and the Caribbean) produced approximately 43% of our products in 2005, compared with 59% in 2003.

Sourcing Practices.  Our sourcing practices include these elements:

•	We require all third-party contractors who manufacture or finish products for us to comply with our code of conduct relating to supplier working conditions and employment practices. We also require our licensees to ensure that their manufacturers comply with our requirements.

•	Our code of conduct covers employment practices such as wages and benefits, working hours, health and safety, working age and discriminatory practices, environmental matters such as wastewater treatment, and ethical and legal conduct.

•	We regularly assess manufacturing and finishing facilities through periodic on-site facility inspections and improvement activities, including use of independent monitors to supplement our internal staff, and we integrate monitoring results into our sourcing decisions.

•	We disclose the names and locations of our contract manufacturers to encourage collaboration among apparel companies in factory monitoring and improvement.

Logistics.  We own and operate dedicated distribution centers in a number of countries and we also outsource distribution activities to third-party logistics providers, including third-party arrangements in the United States, Europe and Asia. Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for presentation at retail and shipping them to our customers.

Competition

The worldwide apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer microsegments and regional and local competitors outside the United States.

Principal competitive factors include:

•	maintaining favorable brand recognition through strong and effective marketing;

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	anticipating and responding to changing consumer demands in a timely manner;

•	ensuring sufficient retail distribution, visibility and availability and ensuring effective presentation of products at retail;

•	providing compelling value in our products for the price; and

•	generating competitive economics for our retail customers.

North America

We sell Levi’s®, Dockers® and Levi Strauss Signature® products to retailers in diverse channels across a wide range of retail price points. As a result, we face a wide range of competitors, including:

•	VF Corporation, a competitor in multiple channels through its Wrangler, Rustler, and Lee brands of jeanswear, along with its Riders, Brittania, Chic, Gitano, Nautica, Earl and Hero by Wrangler brands;

•	vertically integrated specialty stores, including Gap Inc., Abercrombie & Fitch, American Eagle Outfitters Inc. and J. Crew;

•	retailer private or exclusive labels, including Wal-Mart Stores, Inc.’s Faded Glory brand, Target Corporation’s Mossimo and Cherokee brands, Kmart Corporation’s Route 66 brand, J.C. Penney’s Arizona and St. John’s Bay brands, Kohl’s Corporation’s Sonoma, Urban Pipeline and So... brands, Sears, Roebuck & Co.’s Canyon River Blues and Land’s End brands and Federated Department Stores’ I.N.C., Alfani and Charter Club brands;

•	fashion-forward premium jeanswear brands including Diesel, Lucky, 7 for All Mankind, Joe’s Jeans, Citizens of Humanity and Paper Denim & Cloth brands, and younger consumer brands such as L.E.I., MUDD and FUBU;

•	branded apparel marketers, including Liz Claiborne, Inc., Jones Apparel Group, Inc., Polo Ralph Lauren, Perry Ellis International, and Haggar Corp.; and

•	athletic wear marketers such as Nike, Inc. and Adidas.

Europe

Brands such as VF Corporation’s Lee and Wrangler brands, Diesel and Pepe Jeans London have a pan-European presence. Strong local brands and retailers exist in certain markets and are expanding internationally, including G-Star in the Netherlands and Miss Sixty in Italy. Other competitors include vertically integrated specialty stores, such as Zara, Hennes & Mauritz, Next and Celio. Companies based in the United States, such as Gap, Inc., Polo Ralph Lauren and Tommy Hilfiger, also compete with us in Europe. The khaki and casual pant segment in Europe is fragmented and there is currently no significant pan-European branded competitor of our Dockers® brand in Europe. Competitors in local markets include store private labels and, in Germany, Hugo Boss.

Asia Pacific

Asia Pacific is a fragmented market, with athletic wear companies such as Adidas and Nike, Inc. emerging as pan-regional competitors. Competitors in jeanswear consist of regional brands, such as Edwin, Something and Bobson in Japan, and U.S. companies such as Gap, Inc. and VF Corporation. We also face competition from vertically integrated specialty stores, such as UNIQLO and Giordano.

Trademarks

We have over 5,000 trademark registrations and pending applications in approximately 180 countries worldwide, and we create new trademarks on an ongoing basis. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®, Dockers®, Levi Strauss Signature® and 501® trademarks, the Wings and Anchor Design, the Arcuate Stitching Design, the Tab Device and the Two Horse® design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks and initiating litigation as necessary. For example, we currently are pursuing over 500 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Seasonality

In 2005, our net sales in the first, second, third and fourth quarters represented 24%, 23%, 25% and 28%, respectively, of our total net sales for the year. In 2004, our net sales in the first, second, third and fourth quarters represented 24%, 24%, 24% and 28%, respectively, of our total net sales for the year.

Corporate Citizenship

We believe that great brands and businesses are built by consistently providing quality products and by earning the trust of consumers, investors, employees and society as a whole through responsible business practices. We believe, in short, that commercial success and corporate citizenship are closely linked. This principle of responsible commercial success is embedded in our 153-year experience. We believe it continues to anchor how we operate today.

For us, corporate citizenship includes a strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We believe our “profits through principles” business approach manifests itself in how we develop our business strategies and policies and make everyday decisions. Activities throughout our history reflect our approach to corporate citizenship:

•	In 1991, we developed a comprehensive supplier code of conduct targeted toward ensuring that individuals making our products anywhere in the world would do so in safe and healthy working conditions and be treated with dignity and respect. We believe our code of conduct was the first of its kind for a multinational apparel company.

•	Our commitment to equal opportunity and diversity predated the U.S. civil rights movement and federally mandated desegregation by two decades. We opened integrated factories in California in the 1940s. In 1960, we integrated our newly opened plants in the American South.

•	In 1992, we extended full medical benefits to domestic partners of employees, a practice now followed by many corporations and public agencies. We believe we were the largest U.S. company at the time to provide these benefits.

•	We participate in public advocacy relating to trade policy. We believe that worker rights protections and enforcement measures should be an integral part of all bilateral, regional or multilateral trade negotiations in an environment of increasing globalization. We believe we were the first multinational apparel company to publicly advocate this position.

•	The Levi Strauss Foundation, a charitable foundation supported by us, focuses its grant making on alleviating poverty for women and youth in countries through three interrelated strategies: preventing the spread of HIV/AIDS, specifically in communities with extreme need, scarce resources and where LS&CO. has a business presence; helping young women and young people build, own and have access to financial and social assets; and strengthening workers’ rights and improving working and living conditions in communities where our products are manufactured.

•	We support and encourage employee community involvement through volunteer activities, paid time off and grants by the Levi Strauss Foundation to nonprofit organizations we assist through our community activities.

•	The Red Tab Foundation, a non-profit organization created and largely funded by our employees, offers services and financial assistance to our employees and retirees who, due to emergency or other unexpected circumstances, may be unable to afford life’s basic necessities.

Employees

As of November 27, 2005, we employed approximately 9,635 people, approximately 3,255 of whom were located in the United States. Of our 9,635 employees, approximately 3,730 were associated with manufacturing of our products and approximately 5,905 were non-production employees. Of the non-production employees, approximately 1,425 worked in distribution. Most of our distribution employees in the United States are covered by various collective bargaining agreements. Outside the United States, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We consider our relations with our employees to be good and have not recently experienced any material job actions or labor shortages.

Government Regulation

We are subject to federal, state, local and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, products liability, product labeling, consumer protection and anti-corruption. In the United States, these laws include the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We are also subject to import and export laws, including U.S. economic sanction and embargo regulations, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations. We are also subject to comparable laws of the European Union, Japan and other foreign jurisdictions where we have a presence. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

All of our import operations are subject to tariffs and quotas set by governments through mutual agreements or bilateral actions. Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Dominican-Republic Central American Free Trade Agreement, the Egypt Qualified Industrial Zone program and the activities and regulations of the World Trade Organization.

Item 1A.	RISK FACTORS

Risks Relating to the Industry in Which We Compete

Our sales are influenced by general economic cycles.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition. For example, adverse economic conditions and a challenging retail environment throughout Europe in the last several years have contributed to our sales declines in the region, from $1.0 billion in 2004 to $981.1 million in 2005.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from jeanswear and casual apparel marketers, fashion-oriented apparel marketers, athletic and sportswear marketers, vertically integrated specialty stores and retailers of private label products. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete successfully with them. Increased competition in the worldwide apparel industry, including from international expansion of vertically integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels and from well-known and successful non-apparel brands (such as athletic wear marketers) expanding into jeans and casual apparel, could reduce our sales and adversely affect our business and financial condition.

The success of our business depends upon our ability to offer innovative and upgraded products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to continuously develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. In addition, we must create products that appeal to multiple consumer segments at a range of price points. Failure on our part to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices and impair the image of our brands.

The worldwide apparel industry is subject to ongoing pricing pressure.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and an increasing focus on apparel in the mass merchant channel of distribution in the United States. These factors contribute to ongoing pricing pressure throughout the supply chain. This pressure has and may continue to:

•	require us to introduce lower-priced products or provide new or enhanced products at the same prices;

•	require us to reduce wholesale prices on existing products;

•	result in reduced gross margins across our product lines;

•	increase retailer demands for allowances, incentives and other forms of economic support; and

•	increase pressure on us to further reduce our production costs and our operating expenses.

Any of these factors could adversely affect our business and financial condition.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any raw material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Our business is subject to risks associated with sourcing and manufacturing overseas.

We import finished garments and raw materials into all of our operating regions. Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Dominican-Republic Central American Free Trade Agreement, the Egypt Qualified Industrial Zone program and the activities and regulations of the World Trade Organization. Although generally these trade agreements have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Risks Relating to Our Business

Our net sales and market share have declined since 1996, we have substantial debt and actions we have taken and may take to turn around our business may not be successful in the long term.

Our net sales have declined from a peak of $7.1 billion in 1996 to $4.1 billion in 2005. Our market shares in certain categories and geographies, including the men’s jeans market in the United States and Europe, have also declined in recent years. We currently face intense competition, customer consolidation, shifts by consumers to sales channels and price points where we traditionally have not had a strong presence, reliance on key customers who operate in sales channels facing considerable competitive pressures, and continuing pressure on both wholesale and retail pricing. Our ability to successfully compete is impaired by our substantial debt and interest expense, which reduces our operating flexibility and limits our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable financial leverage. In addition, the strategic, operations and management changes we have made in recent years to turn around our business and drive future sales growth may not be successful over the long term.

We may be unable to maintain or increase our sales of Levi’s® and Dockers® products through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products. We may be unable to increase sales of our products through these distribution channels for several reasons including the following:

•	These customers maintain substantial private label offerings and seek to differentiate the brands and products they offer from those of their competitors.

•	Other channels, including vertically integrated specialty stores, mass channel retailers and multi-brand specialty stores, account for a large portion of jeanswear and casual wear sales and have placed substantial competitive pressure generally on the chain and department store channels.

•	Consumer shopping patterns are moving toward both ends of the pricing spectrum (premium and value) and away from basic products at mid-tier price points. These products historically have represented a substantial portion of our sales in chain and department store channels.

Our ability to maintain retail floor space, market share and sales in these channels may depend on our ability to offer more premium, innovative, differentiated and exclusive products and to increase retailer profitability on our products, which could have an adverse impact on our margins.

In Europe, department stores and independent jeanswear retailers are our primary distribution channels. If some of these customers were to shift their strategies and seek to differentiate the brands they sell and reduce their purchases from us, our sales would decline. In addition, jeans with basic finishes historically have comprised a substantial portion of our sales to these channels. If we are not successful in selling to our customers a greater mix of products with more advanced finishes in order to meet changes in consumer preferences, our European sales could continue to decline. Finally, many of our European customers have experienced challenges competing against vertically integrated specialty stores. Further success by vertically integrated specialty stores may adversely affect the sales of our products in Europe.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our ten largest customers totaled approximately 43% and 40% of total net sales in 2005 and 2004, respectively. Our largest customer, J.C. Penney Company, Inc., accounted for approximately 9% of net sales in 2005 and 2004. The retail industry in the United States has experienced substantial consolidation in recent years. For example, Sears Roebuck and Co. (a Levi’s® brand and Dockers® brand customer and one of our top ten customers) and Kmart Corporation (a Levi Strauss Signature® brand customer) merged in 2005, as have Federated Department Stores, Inc. (a Levi’s® brand and Dockers® brand customer) and May Department Stores Co. (a Levi’s® brand and Dockers® brand customer and one of our top ten customers). Consolidation in the retail industry has resulted in store closures, centralized purchasing decisions, increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by retailers on inventory management and productivity.

A decision by a major customer, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the floor space, assortments, fixtures or advertising for our products or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, while we have long-standing customer relationships, we do not have long term contracts with any of our customers. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time.

We must attract younger consumers and more women consumers to our jeans brands.

In the United States, our Levi’s® brand sales are heavily weighted towards male consumers 35 years and older. This is due partly to the aging of our traditional consumer, the “baby boomer” generation, as well as the entry into the market of multiple brands that target younger consumers, including brands offered by vertically integrated specialty stores. We believe that 15-24 year-old consumers represent the highest growth segment of the U.S. men’s jeans market. In addition, we believe that over the last several years, the worldwide women’s jeans market has grown more quickly than the men’s jeans market and is now larger than the men’s jeans market. If we are not successful in attracting younger consumers and more female consumers to our brands, our results of operations and our ability to grow will be adversely affected.

Our inability to revitalize our Dockers® business or our European business could harm our financial results.

Our Dockers® business worldwide has suffered sales declines in recent years. In 2005, U.S. Dockers® sales declined by approximately 0.4% compared with 2004, but declined by approximately 21% from 2003 to 2004. Our European business as a whole has also suffered recent sales declines. Our Europe net sales declined by approximately 8.0% and 5.7%, on a constant currency basis, in 2005 and 2004, respectively. The declines were attributable to a variety of factors, including weak market and retail conditions in Europe generally and poor customer service by us, including low order fulfillment rates.

Although we have taken actions to reverse these sales declines, if our actions are not successful, our results of operations and our ability to grow will be adversely affected.

Our Levi Strauss Signature® business could erode our margins and our sales of our Levi’s® products.

Our Levi Strauss Signature® brand, which includes a broad line of denim jeans and casual apparel products, is available at mass channel retailers across the United States, including Wal-Mart, Target and Kmart, and in mass channel retailers in Europe and Asia. Although our research to date indicates that we have not experienced any substantial cannibalization of our Levi’s® brand, it is possible that sales of Levi Strauss Signature® products through the mass channel may result in reduced sales of our Levi’s® and Dockers® brands. In addition, by offering a less expensive brand in the mass channel that carries the “Levi Strauss” name, it is possible that we may adversely affect the perception and appeal of our Levi’s® brand by both our current retailers who sell our products and consumers who purchase our products. A decision by a retailer to stop carrying or reduce its support of the Levi’s® brand or reduced purchases by consumers could result in an overall decrease in our sales.

Increasing the number of our company-operated stores will require us to develop new capabilities and increase our expenditures.

We plan to expand the number of our company-operated retail stores dedicated to our Levi’s® brand. Although we currently operate over 50 retail stores, we are primarily a wholesaler and not a retailer, and an increase in the number of company-operated stores will require us to further develop our retailing skills and capabilities. In addition, it may be difficult for us to identify and obtain retail space in locations and on terms we find acceptable. We will be required to enter into additional leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture, if we decide to close a store or change our strategy. We must also appropriately manage greater inventory levels, install and operate effective retail systems, apply effective pricing strategies and integrate our stores into our overall business mix. Finally, we will need to hire and train qualified employees and incur additional costs to operate these stores, which will increase our operating expenses.

We rely on outsourced manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We currently source over 90% of our products from independent contract manufacturers who purchase fabric and other raw materials and may also provide us with design and development services. An increasing proportion of our outsourced supply consists of “package” or “ready to wear” arrangements, in which contractors produce or purchase fabric themselves and then sew, finish and ship the garments. As a result, we depend on independent contract manufacturers to maintain adequate financial resources, to secure a sufficient supply of raw materials and to maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time.

This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A contractor’s failure to ship products to us in a timely manner or to meet our required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

We require contractors to meet our standards in terms of working conditions, environmental protection, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, the labor and business practices of apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our independent manufacturers to adhere to labor or other laws or appropriate labor or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.

Most of the employees in our distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.

In the United States, most of our distribution employees are covered by various collective bargaining agreements, and outside the United States, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by our distribution employees could harm our business and reputation.

We are a global company with nearly half our sales coming from our international operations, which exposes us to political and economic risks.

We generated approximately 45% of our net sales outside the United States in 2005 and 2004. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	less protective foreign laws relating to intellectual property; and

•	political and economic instability.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Our consolidated net sales in 2005 were $4.1 billion, an increase of 1.3% compared to 2004 but flat on a constant currency basis. In addition, although we engage in hedging activities to manage our foreign currency exposures, our earnings may be subject to volatility since we are required to record in income the changes in the market values of our exposure management instruments that do not qualify for hedge accounting treatment. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations.

During the past 24 months, we have experienced significant management turnover. The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business. In the past 24 months, we have had several changes in our senior management, including three chief financial officers, a new general counsel and new leaders of our Europe business, our global sourcing organization and our U.S. Dockers® business. Our European president, who joined us in February 2004, is leaving us at the end of February 2006, and we are conducting a search for his replacement. Turnover among our senior management could have a material adverse effect on our ability to implement our strategies and on our results of operations. Our ability to attract and retain qualified employees is adversely affected by the San Francisco location of our headquarters due to the high cost of living in the San Francisco area.

We have substantial liabilities and cash requirements associated with pension, post-retirement health benefit and deferred compensation plans, and with our restructuring activities.

Our restructuring activities, post-retirement health benefits plans and pension plans result in substantial liabilities on our balance sheet, which as of November 27, 2005 and November 28, 2004 totaled $754.0 million and $814.3 million, respectively. In addition, these plans and activities have and will generate substantial cash requirements for us. For example, for 2005, we made net cash payments of approximately $98 million relating to our restructuring activities, post-retirement health benefits plans and pension plans. For 2006, we expect to make net cash payments of approximately $17 million relating to restructuring activities, approximately $28 million under our post-retirement health benefits plan and approximately $47 million as contributions to our pension plans.

These liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized imitation of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand name and our ability to effectively represent ourselves to our customers, contractors, suppliers, and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other proprietary intellectual property, and we may not be able to successfully resolve those claims. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.

We intend to expand our trademark licensing programs. Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements.

We license our trademarks to third parties for manufacturing, marketing, distribution and sale of various products and intend to expand our licensing programs. While we enter into comprehensive licensing agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our supplier code of conduct. These activities could harm our brand equity, our reputation and our business.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt securities.

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ending November 25, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. We incurred approximately $8 million of third-party expenses in the year ended November 27, 2005 related to our activities regarding Section 404. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of November 25, 2007. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations and we regularly evaluate these systems against our current and expected requirements. We are currently implementing modifications and upgrades to our systems, including replacing legacy systems with successor systems, making changes to legacy systems and acquiring new systems with new functionality. For example, we are currently implementing an SAP enterprise resource planning system in Asia, which we also plan to implement in North America and Europe in the coming years. There are inherent costs and risks associated with replacing and changing these systems, including significant capital expenditures and the risk of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disaster could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our headquarters, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our other facilities, including our manufacturing, finishing or distribution facilities or our owned or franchised stores, or the facilities of our suppliers or customers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

Risks Relating to Our Substantial Debt

We have substantial debt and interest payment requirements that may restrict our future operations.

As of November 27, 2005, we had approximately $2.3 billion of debt, of which $1.8 million was unsecured, and we had approximately $431.5 million of additional borrowing capacity under our senior secured revolving credit facility. Our substantial debt could have important adverse consequences to holders of our securities. For example, it could:

•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for or reacting to changes in our business and industry;

•	place us at a competitive disadvantage compared to some of our competitors that have less debt; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

In addition, any future borrowings under our senior secured revolving credit facility will be at variable rates of interest. Our floating rate senior unsecured notes due 2012 and a portion of our senior secured term loan also bear interest at a variable rate. As a result, increases in market interest rates may require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations and affect the trading price of our debt securities. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.

Restrictions in our notes indentures, our senior secured term loan and our senior secured revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

The indentures relating to our senior unsecured notes, our yen denominated eurobond, our senior secured term loan and our senior secured revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock, make capital expenditures, and enter into transactions with affiliates. We also are required to meet a leverage ratio under our senior secured term loan and, in certain circumstances, a fixed charge coverage ratio under our senior secured revolving credit facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete with companies not similarly restricted. In particular, these restrictions, in combination with our leveraged condition, could limit our ability to restructure our business or take other actions that require additional funds or that cause us to incur charges or costs that adversely affect our compliance with our leverage and fixed charge coverage ratio covenants.

If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our debt securities, which could force us to sell our assets or use cash that we were planning to use elsewhere in our business.

We conduct our foreign operations through foreign subsidiaries, which accounted for approximately 45% of our net sales during 2005 and 2004. As a result, we depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us. If those subsidiaries are unable to pass on the amount of cash that we need, we will be unable to make payments on our debt obligations, which could force us to sell assets or use cash that we were planning on using elsewhere in our business, which could hinder our operations and affect the trading price of our debt securities.

Our approach to corporate governance may lead us to take actions that conflict with our creditors’ interests as holders of our debt securities.

All of our common stock is owned by a voting trust described under “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Four voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take other actions which would normally be within the power of stockholders of a Delaware corporation. Although the voting trust agreement gives the holders of two-thirds of the outstanding voting trust certificates the power to remove trustees and terminate the voting trust, three of the trustees, as a group based on their ownership of voting trust certificates, have the ability to block all efforts by the two-thirds of the holders of the voting trust certificates to remove a trustee or terminate the voting trust. In addition, the concentration of voting trust certificate ownership in a small group of holders, including these three trustees, gives this group the voting power to block stockholder action on matters for which the holders of the voting trust certificates are entitled to vote and direct the trustees under the voting trust agreement.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate five manufacturing-related facilities abroad and 14 distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 27, 2005 is summarized in the following table:

Location	Primary Use	Leased/Owned

North America
Little Rock, AR	Distribution	Owned
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Naucalpan, Mexico	Distribution	Leased

Europe
Heusenstamm, Germany	Distribution	Owned
Kiskunhalas, Hungary	Manufacturing and Finishing	Owned	(1)
Milan, Italy	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased
Warsaw, Poland	Distribution	Leased
Northhampton, U.K.	Distribution	Owned
Sabadell, Spain	Distribution	Leased
Helsingborg, Sweden	Distribution	Owned

Asia Pacific
Adelaide, Australia	Distribution	Owned	(2)
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned
Hiratsuka Kanagawa, Japan	Distribution	Owned	(3)
Karawang, Indonesia	Finishing	Leased
Makati, Philippines	Manufacturing	Leased

(1)	In December 2005 we entered into a sales agreement with an independent third-party to sell our manufacturing facility in Hungary. The sale is expected to close in the first quarter of 2006.

(2)	This facility was sold on December 5, 2005 and is being leased by us for an initial period of two years. See Note 3 to the Consolidated Financial Statements for further information.

(3)	Owned by our 84% owned subsidiary.

We also lease a manufacturing facility in Dongguan, China where a third-party operates production activities for us.

Our global headquarters and the headquarters of our North America business are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. As of November 27, 2005, we also leased or owned 105 administrative and sales offices in 39 countries, as well as leased a small number of warehouses in four countries. We own or lease several facilities that are no longer in operation that we are working to sell or sublease.

In addition, as of November 27, 2005, we had 67 company-operated retail and outlet stores in leased premises in 10 countries. We had 24 stores in the North America region, 34 stores in the Europe region and nine stores in the Asia Pacific region. In 2005, we opened 22 company-operated stores and closed six stores. In 2006, we expect to open approximately four new company-operated stores in our Asia Pacific region, eight new company-operated stores in Europe region and 20 new company-operated stores in our North America region.

Item 3.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  On April 14, 2003, two former employees of our tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, our financial statements for several years violated generally accepted accounting principles and SEC regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by us to withhold information concerning these matters from our independent registered public accounting firm and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

The action purports to be brought on behalf of purchasers of our bonds who made purchases pursuant or traceable to our prospectuses dated March 8, 2001 or April 28, 2003, or who purchased our bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that we made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

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

We are vigorously defending this case. We cannot currently predict the impact, if any, that this action may have on our financial condition or results of operations.

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

No matters were submitted to a vote of our security holders during our 2005 fiscal fourth quarter.

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

All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. As of February 1, 2006, the four voting trustees are Miriam L. Haas, Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman, all of whom are directors. Under the voting trust agreement, Ms. Haas became a voting trustee upon the death of her husband, Peter E. Haas, Sr., on December 3, 2005. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders, who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

The voting trust will last until April 2011, unless the trustees unanimously decide, or holders of at least two-thirds of the outstanding voting trust certificates decide, to terminate it earlier. If Robert D. Haas ceases to be a trustee for any reason, then the question of whether to continue the voting trust will be decided by the holders. The existing trustees will select the successors to the other trustees. The agreement among the stockholders and the trustees creating the voting trust contemplates that, in selecting successor trustees, the trustees will attempt to select individuals who share a common vision with the sponsors of the 1996 recapitalization transaction that gave rise to the voting trust, represent and reflect the financial and other interests of the equity holders and bring a balance of perspectives to the trustee group as a whole. A trustee may be removed if the other three trustees unanimously vote for removal or if holders of at least two-thirds of the outstanding voting trust certificates vote for removal.

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

As of February 1, 2006, there were 172 record holders of voting trust certificates.

We have not declared or paid any cash dividends on our common stock since our recapitalization transaction in 1996. We may elect to declare and pay cash dividends in the future at the discretion of our board of directors and depending upon our financial condition and compliance with the terms of our debt agreements. We are currently precluded from declaring or paying cash dividends under covenants set forth in our senior secured revolving credit facility and our senior secured term loan. The indentures governing our senior unsecured notes also limit our ability to pay dividends. For more detailed information about these limitations, see Note 7 to our Consolidated Financial Statements.

We did not repurchase any of our common stock during the fourth quarter of 2005.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements that have been audited by KPMG LLP, an independent registered public accounting firm. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements for 2005, 2004 and 2003 and the related notes to those financial statements, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
November 27,	November 28,	November 30,	November 24,	November 25,
2005	2004	2003	2002	2001
(Dollars in thousands)

Statements of Operations Data:
Net sales	$4,125,155	$4,072,455	$4,090,730	$4,145,866	$4,276,025
Cost of goods sold	2,236,963	2,288,406	2,516,521	2,456,191	2,492,275

Gross profit	1,888,192	1,784,049	1,574,209	1,689,675	1,783,750
Selling, general and administrative expenses	1,327,680	1,299,766	1,353,314	1,285,855	1,333,482
Long-term incentive compensation expense (reversal)(1)	31,106	45,171	(138,842)	70,270	47,765
Gain on disposal of assets	(5,750)	(3,576)	(2,685)	(1,600)	(1,620)
Other operating income(2)	(70,737)	(52,034)	(39,936)	(34,450)	(33,420)
Restructuring charges, net of reversals(3)	16,633	133,623	89,009	115,455	(4,853)

Operating income	589,260	361,099	313,349	254,145	442,396
Interest expense	263,650	260,124	254,265	186,493	219,956
Loss on early extinguishment of debt(4)	66,066	—	39,353	—	10,816
Other (income) expense, net	(23,057)	5,450	51,023	41,065	(11,024)

Income (loss) before income taxes	282,601	95,525	(31,292)	26,587	222,648
Income tax expense(5)	126,654	65,135	318,025	19,248	128,986

Net income (loss)	$155,947	$30,390	$(349,317)	$7,339	$93,662

Statements of Cash Flow Data:
Cash flows from operating activities	$(43,777)	$199,896	$(190,650)	$200,729	$189,039
Cash flows from investing activities	(34,657)	(12,930)	(84,484)	(59,353)	(17,230)
Cash flows from financing activities	23,072	(32,120)	349,096	(143,558)	(186,416)
Balance Sheet Data:
Cash and cash equivalents	$239,584	$299,596	$143,445	$64,446	$65,060
Working capital	657,374	609,702	778,311	582,918	683,090
Total assets	2,813,648	2,886,002	2,923,267	3,000,888	2,951,266
Total debt, excluding capital leases	2,326,699	2,323,888	2,316,429	1,846,977	1,958,433
Total capital leases	5,587	7,441	—	—	—
Stockholders’ deficit(6)	(1,222,085)	(1,370,924)	(1,393,172)	(1,028,329)	(951,278)
Other Financial Data:
Depreciation and amortization	$59,423	$62,606	$64,176	$70,354	$80,619
Capital expenditures	41,868	16,299	68,608	59,088	22,541
Ratio of earnings to fixed charges(7)	2.0	x	1.3	x	—	1.1	x	1.9	x
Deficit of earnings to fixed charges(8)	—	—	$29,747	—	—

(1)	In 2003, we recorded reversals of long-term incentive plan accruals that we accrued in prior years as a result of lower than expected payouts under the plan due to weak financial performance relative to our targets and the impact of income tax expense and other items under our long-term incentive compensation plan.

(2)	Royalty income is the primary component of other operating income in our statements of operations.

(3)	We reduced overhead expenses and eliminated excess manufacturing capacity through extensive restructuring initiatives executed since 1997, including closing 45 of our owned and operated production and finishing facilities worldwide and reducing the number of our employees worldwide by approximately 26,000. Due to lower than anticipated costs, we reversed reserve balances relating to these activities of $6.3 million, $8.5 million, $15.4 million, $26.6 million and $27.2 million in 2005, 2004, 2003, 2002 and 2001, respectively. For more information about our restructuring initiatives, see Note 3 to our Consolidated Financial Statements.

(4)	During 2005, we recorded a $66.1 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. For more information, see Note 1 to our Consolidated Financial Statements. During 2003 and 2001, we recorded a loss on early extinguishment of debt of $39.4 million and $10.8 million, respectively, as a result of our debt refinancing activities during those periods.

(5)	In January 2004, we revised the forecast we used in valuing our net deferred tax assets for 2003. Based on this revised long-term forecast, we increased our valuation allowance against deferred tax assets by $282.4 million for 2003. For more information about our deferred taxes, see Note 4 to our Consolidated Financial Statements.

(6)	Stockholders’ deficit primarily resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement. Funding for cash payments in the recapitalization was provided in part by cash on hand and in part from approximately $3.3 billion in borrowings under bank credit facilities.

(7)	For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and minority interest in consolidated subsidiaries. Fixed charges are defined as the sum of interest on all indebtedness, amortization of debt issuance costs and that portion of rental expense which we believe to be representative of an interest factor.

(8)	The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.0 in those cases where earnings are less than the total fixed charges.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

We are one of the world’s leading branded apparel companies. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature® brands. We also license our trademarks in various countries throughout the world for accessories, pants, tops, footwear, home and other products.

We derive approximately 45% of our net sales from operations outside the United States. Our products are available at over 55,000 retail locations worldwide. We market Levi’s® brand products in over 110 countries, Dockers® brand products in over 50 countries and Levi Strauss Signature® brand products in the United States and eleven other countries.

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We also distribute Levi’s® and Dockers® products through company-operated stores located in the United States, Europe and Japan. We distribute our Levi Strauss Signature® products through mass channel retailers.

Trends Affecting our Business

We believe the key marketplace factors affecting us include the following:

•	Apparel markets are mature in developed markets such as the United States, western Europe and Japan due in part to demographic shifts and the existence of appealing alternative discretionary purchases.

•	Brand proliferation is increasing around the world as barriers to entry fall and companies compete with brands targeted for specific consumer and retail segments.

•	There is a shift in the United States in purchasing and negotiating power from suppliers to retailers as retailers consolidate due to mergers and acquisitions, and build their own competitive private label offerings.

•	Consumer shopping patterns in many markets are moving toward both ends of the pricing spectrum (premium and value), while at the same time a shift is occurring in distribution toward channels in which our brands have not traditionally had a strong presence, such as vertically integrated specialty stores and mass channel retailers.

•	There is an increased availability of quality, global low-cost sourcing, which can have an adverse impact on pricing, barriers to entry and relative competitive advantage.

These factors contribute to a market environment of intense competition and continuing cost and pricing pressure throughout the value chain from supplier to consumer.

Our Business Transformation

We began several years ago executing an integrated set of strategic, operational and organizational initiatives designed to transform our business and address trends and dynamics in the global apparel marketplace. These actions include the following:

•	strengthening our management team, rationalizing and revamping our core product lines and improving our speed to market and responsiveness to trends and consumer preferences;

•	improving the economics for our Levi’s® and Dockers® retailers, launching our Levi Strauss Signature® brand in mass channel retailers in North America, Europe and Asia, accelerating our growth in Asia, expanding our network of dedicated Levi’s® Stores and increasing our licensing activities; and

•	enhancing our global sourcing and product innovation capabilities and reducing our cost of goods and operating expenses by increasing our outsourced contract production and streamlining our organization.

As a result of these and other initiatives, we have substantially improved our financial condition and profitability. Our net sales in 2005 increased as compared to 2004, ending an eight-year sales decline. Our operating margin improved from 8.9% in 2004 to 14.3% in 2005. Our operating income improved from $361.1 million in 2004 to $589.3 million in 2005. Our organizational streamlining and cost reductions enabled us to increase our investment in advertising and promotion activities in 2005 as part of our continuing effort to build our brands and strengthen our retail relationships. We also had lower restructuring expenses and we reached agreements with the Internal Revenue Service to close our open 1986 — 1999 tax years. In addition, we improved our financial condition by executing a series of actions, including our senior note financings in December 2004 and early 2005, that extended our senior note maturities on more favorable terms.

Our 2005 Results

Key financial results for 2005 were as follows:

•	Our consolidated net sales for 2005 were $4.1 billion, an increase of 1.3% compared to 2004, and an increase of 0.1% on a constant currency basis. Our net sales increase for the year was primarily driven by increased net sales in our Asia Pacific business, our U.S. Levi Strauss Signature® brand and our Mexico business. These increases were partially offset by decreased net sales in our Europe region.

•	Our gross profit increased 5.8% for 2005, as compared to 2004 and our gross margin increased two percentage points for the year. Our gross profit improvement was primarily driven by net sales growth in our Asia Pacific region, improved profitability of our Levi’s® brand in our international businesses, including Europe, Asia Pacific, Canada and Mexico, the favorable translation impact of foreign currencies, improved management of returns, allowances and product transition costs, particularly in our U.S. Dockers® business and lower sourcing costs.

•	We had operating income of $589.3 million for 2005, compared to operating income of $361.1 million in 2004. The increase was primarily driven by increased gross profit, lower long-term incentive compensation expense, increased royalty income and lower restructuring charges, net of reversals. The increase was partially offset by increased selling, general and administrative expenses primarily resulting from our increased investment in advertising and promotions.

•	We had net income of $155.9 million in 2005, compared to net income of $30.4 million in 2004. The increase was due primarily to higher operating income and lower foreign exchange management contract losses, partially offset by the loss on early extinguishment of debt related to our refinancing activities, slightly higher interest expense and higher income tax expense.

Our 2006 Priorities

We remain focused on our key priorities of driving growth in the Levi’s® and Levi Strauss Signature® businesses, revitalizing our Dockers® brand, including our Dockers® women’s business, continuing the execution of our strategies for our Europe business, including positioning the Levi’s® brand as a premium brand, and delivering solid and sustainable profitability. However, we are cautious about our outlook in 2006, particularly in the first half of the year, in view of:

•	the retail environment in both the United States and Europe regions;

•	the impact of fluctuating energy prices on consumer discretionary income and demand for apparel;

•	the potential impact of continuing retailer consolidation in the United States including store closings, strategic shifts and changes in bargaining power;

•	the continuing emergence and success of competitive brands and retail formats targeted for specific consumer segments; and

•	the unpredictability of foreign currency exchange rates.

We believe we have the right strategies in place to address these challenges throughout the year.

Results of Operations

2005 as compared to 2004

The following table summarizes, for the years indicated, items in our consolidated statements of operations, the changes in these items from 2004 to 2005 and these items expressed as a percentage of net sales.

	Year Ended	Year Ended			2005	2004
	November 27,	November 28,	$ Increase	% Increase	% of Net	% of Net
	2005	2004	(Decrease)	(Decrease)	Sales	Sales
	(Dollars in thousands)

Net sales	$4,125,155	$4,072,455	$52,700	1.3%	100.0%	100.0%
Cost of goods sold	2,236,963	2,288,406	(51,443)	(2.2)%	54.2%	56.2%

Gross profit	1,888,192	1,784,049	104,143	5.8%	45.8%	43.8%
Selling, general and administrative expenses	1,327,680	1,299,766	27,914	2.1%	32.2%	31.9%
Long-term incentive compensation expense	31,106	45,171	(14,065)	(31.1)%	0.8%	1.1%
Gain on disposal of assets	(5,750)	(3,576)	2,174	60.8%	0.1%	0.1%
Other operating income	(70,737)	(52,034)	18,703	35.9%	1.7%	1.3%
Restructuring charges, net of reversals	16,633	133,623	(116,990)	(87.6)%	0.4%	3.3%

Operating income	589,260	361,099	228,161	63.2%	14.3%	8.9%
Interest expense	263,650	260,124	3,526	1.4%	6.4%	6.4%
Loss on early extinguishment of debt	66,066	—	66,066	NA	1.6%	0.0%
Other (income) expense, net	(23,057)	5,450	(28,507)	523.1%	0.6%	0.1%

Income before income taxes	282,601	95,525	187,076	195.8%	6.9%	2.3%
Income tax expense	126,654	65,135	61,519	94.4%	3.1%	1.6%

Net income	$155,947	$30,390	$125,557	413.2%	3.8%	0.7%

Consolidated net sales

The following table shows our net sales for our North America, Europe and Asia Pacific businesses and the changes in these results from 2004 to 2005.

	Year Ended	Year Ended		% Increase (Decrease)
	November 27,	November 28,	$ Increase	As	Constant
	2005	2004	(Decrease)	Reported	Currency
	(Dollars in thousands)

North America	$2,455,108	$2,426,455	$28,653	1.2%	0.8%
Europe	981,079	1,042,125	(61,046)	(5.9)%	(8.0)%
Asia Pacific	688,968	603,875	85,093	14.1%	11.1%

Total net sales	$4,125,155	$4,072,455	$52,700	1.3%	0.1%

North America net sales

The following table presents our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results from 2004 to 2005.

	Year Ended	Year Ended		% Increase (Decrease)
	November 27,	November 28,	$ Increase	As	Constant
	2005	2004	(Decrease)	Reported	Currency
	(Dollars in thousands)

U.S. Levi’s® brand	$1,249,487	$1,254,546	$(5,059)	(0.4)%	(0.4)%
U.S. Dockers® brand	646,625	649,356	(2,731)	(0.4)%	(0.4)%
U.S. Levi Strauss Signature® brand	361,028	336,020	25,008	7.4%	7.4%
Canada and Mexico	197,968	186,533	11,435	6.1%	0.8%

Total North America net sales	$2,455,108	$2,426,455	$28,653	1.2%	0.8%

The following discussion summarizes net sales performance during 2005 for our U.S. brands. In these sections, the tables showing net sales for the Levi’s® and Dockers® brands break out net sales between “Licensed Categories” and “Continuing Categories.”

•	By “categories,” we mean broad product groupings like men’s jeans, women’s tops and men’s jackets.

•	The “Licensed Categories” line shows our net sales attributable to product categories that we marketed and sold ourselves during the relevant period for which we have also entered into licensing agreements as of November 27, 2005. Royalty payments received from licensees appear in the “Other operating income” line item in our statement of operations.

•	The “Continuing Categories” line shows our net sales for all other product categories and reflects sales of both continuing products within a category, such as 501® jeans for men, as well as those products that we may have replaced or discontinued as part of our product assortment and rationalization activities.

We believe this presentation is useful to the reader as it shows the impact of product category licensing on our net sales. We present this data only for our U.S. Levi’s® and Dockers® brands because there has been no significant licensing of product categories that we have marketed and sold ourselves in our U.S. Levi Strauss Signature® brand or in our Europe and Asia Pacific businesses.

Levi’s® Brand.  The following table shows net sales of our U.S. Levi’s® brand, including the changes in these results from 2004 to 2005.

	Year Ended	Year Ended
	November 27,	November 28,	$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi’s® brand — Continuing categories	$1,249,487	$1,213,831	$35,656	2.9%
U.S. Levi’s® brand — Licensed categories	—	40,715	(40,715)	NA

Total U.S. Levi’s® brand net sales	$1,249,487	$1,254,546	$(5,059)	(0.4)%

Net sales in our U.S. Levi’s® brand decreased by $5.1 million or 0.4% for 2005 as compared to 2004. This decrease was driven by our product rationalization actions and the related decisions to license certain product categories and discontinue underperforming categories. These actions were initiated in 2004 in line with our strategy to focus the brand on more category competitive products in our core channels of distribution and improve our profitability. Our decision to license certain products resulted in an approximately $40.7 million decrease in our net sales for 2005.

Net sales for our U.S. Levi’s® brand’s continuing categories increased by $35.7 million or 2.9% for 2005 as compared to 2004. This increase was driven by higher sales volume across consumer segments in our core channels of distribution and proactive sale of excess and obsolete inventory to off-price channels. New products such as the

527 low rise boot cut, 569 loose straight and 514 slim straight in young men’s and the straight and skinny products in women’s, as well as long bottoms with premium finishing and destructed looks, contributed to the unit sales increase. In addition, in 2005 we did not experience the supply constraints that we had in the second half of 2004 that resulted in our missing orders and losing sales during that period.

During 2005, we continued to focus on driving consumer awareness and demand during the year through our marketing programs. This included a continuation of our “A Style for Every Storytm” advertising campaign in print media and television and our continued investment in our retail floor presentations with our top retail customers.

We also expanded our retail store presence during 2005, opening four new stores including three stores in selected urban locations and an online store, www.levisstore.com. Net sales generated by our company-operated Levi’s® retail and outlet stores increased by approximately $5.0 million for 2005 as compared to 2004. We now operate 25 stores (including the new online store) in the United States, and intend to continue to grow our network of stores.

Dockers® Brand.  The following table shows net sales of our U.S. Dockers® brand, including changes in these results from 2004 to 2005.

	Year Ended	Year Ended
	November 27,	November 28,	$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Dockers® brand — Continuing categories	$646,625	$639,361	$7,264	1.1%
U.S. Dockers® brand — Licensed categories	—	2,671	(2,671)	NA
U.S. Dockers® brand — Discontinued Slates® pants	—	7,324	(7,324)	NA

Total U.S. Dockers® brand net sales	$646,625	$649,356	$(2,731)	(0.4)%

Net sales in our U.S. Dockers® brand decreased $2.7 million or 0.4% for 2005 as compared to 2004. This decrease was driven by the product rationalization actions and the related decisions to license certain product categories and discontinue underperforming categories, including Slates® pants, that we initiated in 2004. Our decision to license or discontinue certain products resulted in an approximately $10.0 million decrease in our total U.S. Dockers® brand net sales for 2005.

Net sales for our U.S. Dockers® brand continuing categories increased by $7.3 million or 1.1% in 2005 as compared to 2004. This increase was primarily driven by increased sales volume in our men’s premium pants business, led by our Never Irontm Cotton Khaki pant and our Essential Dress pant. We also had net sales growth in our shorts business due to improved product performance at retail. In addition, we experienced lower returns and allowances primarily driven by fewer sales at discounted prices. Our decision in 2004 to discontinue certain product lines resulted in substantial discounting in 2004. Also contributing to the decrease in returns and allowances was the reversal during the first quarter of 2005 of approximately $4.0 million in unclaimed deductions which had been previously accrued during 2004.

Partially offsetting the increase in net sales for our U.S. Dockers® brand continuing categories were lower sales volume in our women’s business, which we attribute to a consumer shift away from basics like our women’s pants to more fashion products, and our decision to downsize our women’s shorts business.

During 2005 we launched our Dockers® “Dress to Live” advertising campaign. These advertisements are part of a fully integrated marketing campaign that includes television and print advertising for our men’s and women’s products, a redesigned www.dockers.com Web site, Internet advertising, publicity and in-store campaign imagery to position the Dockers® brand as a head-to-toe lifestyle brand for men and women.

Levi Strauss Signature® Brand.  The following table presents our net sales in our U.S. Levi Strauss Signature® brand, including the changes in these results from 2004 to 2005:

	Year Ended	Year Ended
	November 27,	November 28,	$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)

Total U.S. Levi Strauss Signature® brand net sales	$361,028	$336,020	$25,008	7.4%

Net sales in our U.S. Levi Strauss Signature® brand increased by $25.0 million, or 7.4%, for 2005 as compared to 2004. The increase was primarily driven by sales to accounts we launched during the second half of 2004, including Kmart, Meijer, Shopko and Pamida, and an increase in sales to Target. Our sales growth was also driven by new product introductions, product line extensions, including new fits and finishes and by the introduction of a new premium denim product line.

During 2005, we continued to focus on expanding our Levi Strauss Signature® business through increased consumer awareness in the value channel. Our marketing efforts during 2005 included continuation of the “From Our Family to Yours” advertising campaign in print media, sponsorship of the All American Soapbox Derby in Akron, Ohio and the launch of the Levi Strauss Signature® Brand Store on Walmart.com. In addition, we continued our public relations outreach activities and increased our brand exposure through our presence at events such as NASCAR races, state fairs and retailer locations.

Europe net sales

The following table presents our net sales in our Europe region, including the changes in these results from 2004 to 2005:

	Year Ended	Year Ended		% Increase (Decrease)
	November 27,	November 28,	$ Increase	As	Constant
	2005	2004	(Decrease)	Reported	Currency
	(Dollars in thousands)

Total Europe net sales	$981,079	$1,042,125	$(61,046)	(5.9)%	(8.0)%

Net sales in our Europe region decreased $61.0 million or 5.9% and, on a constant currency basis, decreased 8.0%, for 2005 as compared to 2004. The net sales decrease was primarily driven by a decrease in unit sales volume for our Levi’s® brand products, which represent approximately 90% of our business in the region, and increased sales discounts and allowances. Soft consumer demand throughout Europe unfavorably affected our replenishment business during the year. A reduction in Dockers® brand sales due to soft consumer demand as well as the unfavorable impact of restructuring our Dockers® business model in Europe, which we commenced in 2004, also contributed to the net sales decline. The decrease in net sales was partially offset by an increase in average selling price as a result of our ongoing repositioning of the Levi’s® brand in Europe as a premium product.

During 2005 we continued the transformation of our business model in Europe, including focusing on lower cost sourcing, consolidating distribution, finalizing the relocation of our stand-alone Dockers® operations in Amsterdam to our European headquarters in Brussels, rationalizing our product offerings and marketing efforts and improving our customer service levels. In 2006, we plan to continue the execution of our strategies for our Europe business, including promoting Levi’s® as a premium brand, re-introducing our Dockers® brand and expanding distribution of our Levi Strauss Signature® brand.

Asia Pacific net sales

The following table presents our net sales in our Asia Pacific region including the changes in these results from 2004 to 2005:

	Year Ended	Year Ended		% Increase (Decrease)
	November 27,	November 28,	$ Increase	As	Constant
	2005	2004	(Decrease)	Reported	Currency
	(Dollars in thousands)

Total Asia Pacific net sales	$688,968	$603,875	$85,093	14.1%	11.1%

Net sales in our Asia Pacific region increased $85.1 million or 14.1% and, on a constant currency basis, increased 11.1%, for 2005 as compared to 2004. The net sales increase was driven by a 12.5% increase in net sales on a constant currency basis for our Levi’s® brand products, which represent approximately 95% of our business in the region. Net sales increased in most countries within our Asia Pacific region. Japan, which represented approximately 41% of regional net sales in 2005, generated a 4.1% increase in net sales on a constant currency basis.

Key drivers of our net sales results in our Asia Pacific region for 2005 were an improved sales mix, with increased sales of super premium and premium priced Levi’s® brand products; the introduction of new fits and finishes for both our Levi’s® men’s and women’s businesses and the continued strong performance of our Levi’s® LadyStyletm products; and the continued expansion of our retail presence through additional store openings and upgrades of existing stores to more current retail formats.

Gross profit

Our gross profit increased $104.1 million or 5.8% for 2005 as compared to 2004. Our gross margin was 45.8% for the year, reflecting an increase of two percentage points. Factors that increased our gross profit for 2005 included:

•	increased net sales in our Asia Pacific region;

•	more premium positioning of our Levi’s® brand in our Europe region;

•	the translation impact of stronger foreign currencies.

•	increased net sales in our Mexico business;

•	lower sourcing costs resulting from various cost reduction initiatives, including utilization of low cost sourcing locations and more effective negotiations with suppliers;

•	improved management of returns, allowances and product transition costs, particularly in our U.S. Dockers® business; and

•	higher average selling prices on our close-out products, resulting from our proactive approach to identifying and managing our slow moving and past season inventory.

The increase was partially offset by the impact of a lower gross margin on our Levi Strauss Signature® products, due in part to an increased investment in product fits and finishes.

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased $27.9 million or 2.1% for 2005 as compared to 2004. On a constant currency basis, selling, general and administrative expenses were approximately $12.4 million higher in 2005 as compared to 2004, primarily due to our increased investment in advertising and promotion. As a percentage of net sales, selling, general and administrative expenses were 32.2% for 2005 as compared to 31.9% for 2004.

Key factors driving the increase in selling, general and administrative expenses for 2005 were as follows:

•	Our advertising and promotion expense increased by 10% as compared to 2004, to $332.9 million for 2005. Advertising and promotion expense as a percentage of net sales was 8.1% for 2005, compared to 7.4% for 2004. The increase reflected higher media spending in Europe and Asia Pacific and increased advertising spending for our U.S. Dockers® and U.S. Levi Strauss Signature® brands, consistent with our marketing strategy. Recent marketing efforts have included the continuation of our “A Style for Every Storytm” campaign promoting our U.S. Levi’s® brand, our new “Dress to Livetm” campaign promoting our U.S. Dockers® brand and our “From our Family to Yours” advertising campaign promoting our Levi Strauss Signature® brand.

•	The impact of foreign currency translation resulted in an approximately $15.5 million increase in selling, general and administrative expenses for 2005.

•	We recorded $71.7 million of expense related to our annual and other short-term incentive compensation plans for 2005, compared to $60.8 million for 2004. The increase is primarily due to the adoption of a new performance sharing plan for non-management employees in 2005.

•	We incurred approximately $8.0 million of third-party expenses for 2005 related to our activities regarding Section 404 of the Sarbanes-Oxley Act. These costs were not significant in 2004.

These increases were partially offset by the following:

•	We recorded net reductions to our workers’ compensation reserves of approximately $14.0 million for 2005, compared to a net expense of $3.2 million for 2004. The net reductions were driven primarily by changes in our estimated future claims payments as a result of more favorable than projected claims development during 2005.

•	Our distribution costs were $209.4 million, or 5.1% of net sales for 2005 as compared to $215.1 million or 5.3% of net sales for 2004. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network.

•	We experienced lower salaries and wages and related expenses due to the impact of reduced headcount resulting from our reorganization initiatives in the United States and Europe and continued cost discipline.

Long-term incentive compensation expense

Long-term incentive compensation expense was $31.1 million for 2005 as compared to $45.2 million for 2004. The decrease in our long-term incentive compensation expense relates primarily to the adoption in 2005 of new long-term incentive compensation plans for which the performance measurement periods are either two or three years, depending on the plan, as compared to eighteen months for our 2004 interim plan.

Other operating income

Other operating income increased 35.9% for 2005 as compared to 2004. Other operating income is comprised primarily of royalty income we generate through licensing our trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees. During 2005, royalty income increased $16.2 million as compared to 2004. The increase was attributable primarily to recognizing in 2005 the full year benefit of product categories licensed during 2004 and our launch of Levi Strauss Signature® brand licensing programs for several product categories. In addition, during 2005, we recognized approximately $1.7 million of royalty income related to the termination of a Dockers® license agreement.

Restructuring charges

Restructuring charges, net of reversals, of $16.6 million for 2005 related primarily to current period activities associated with our 2004 U.S., Europe and Dockers® Europe reorganization initiatives. Restructuring charges, net of reversals, of $133.6 million for the year ended November 28, 2004 primarily related to our 2004 reorganization initiatives in the U.S. and Europe. Those activities included plant closures, organizational changes and charges related to the indefinite suspension of an enterprise resource planning system installation. In addition, in 2004, we incurred restructuring charges related to organizational changes initiated in 2003.

Operating income

Operating income increased 63.2% in 2005 compared to 2004. Operating margin was 14.3% for 2005, reflecting an increase of 5.4 percentage points compared to 2004.

The following table shows our operating income by brand in the United States and in total for our North America, Europe and Asia Pacific regions, the changes in results from 2004 to 2005 and results presented as a percentage of net sales:

					2005		2004
	Year Ended	Year Ended		%	% of Net		% of Net
	November 27,	November 28,	$ Increase	Increase	Region		Region
	2005	2004	(Decrease)	(Decrease)	Sales		Sales
	(Dollars in thousands)

U.S. Levi’s® brand	$297,000	$297,438	$(438)	(0.1)%	12.1%		12.3%
U.S. Dockers® brand	135,612	141,965	(6,353)	(4.5)%	5.5%		5.9%
U.S. Levi Strauss Signature® brand	23,069	36,239	(13,170)	(36.3)%	0.9%		1.5%
Canada and Mexico (all brands)	52,371	44,094	8,277	18.8%	2.1%		1.8%

North America (all brands)	508,052	519,736	(11,684)	(2.2)%	20.7%		21.4%
Europe (all brands)	226,327	172,008	54,319	31.6%	23.1%		16.5%
Asia Pacific (all brands)	150,078	125,267	24,811	19.8%	21.8%		20.7%

Regional operating income	884,457	817,011	67,446	8.3%	21.4	%*	20.1	%*

Corporate:
Long-term incentive compensation expense	31,106	45,171	(14,065)	(31.1)%	0.8	%*	1.1	%*
Restructuring charges, net of reversals	16,633	133,623	(116,990)	(87.6)%	0.4	%*	3.3	%*
Depreciation and amortization expense	59,423	62,606	(3,183)	(5.1)%	1.4	%*	1.5	%*
Other corporate expense	188,035	214,512	(26,477)	(12.3)%	4.6	%*	5.3	%*

Total corporate expense	295,197	455,912	(160,715)	(35.3)%	7.2	%*	11.2	%*

Total operating income	$589,260	$361,099	$228,161	63.2%	14.3	%*	8.9	%*

*	Percentage of consolidated net sales.

The increase in total operating income in 2005, as compared to 2004 was primarily attributable to lower restructuring charges, net of reversals, increased operating income in our Europe and Asia regions, lower other corporate expense and lower long-term incentive compensation expense.

Regional Summaries.  The following summarizes the changes in operating income by region:

•	North America. The decrease in operating income for 2005 was primarily attributable to increased selling, general and administrative expenses in our North America region and lower gross profit in our U.S. Levi Strauss Signature® business. Partially offsetting the decline were higher royalty income, higher gross profit in our U.S. Dockers® and Mexico businesses and lower returns, allowances and product transition and sourcing costs in the United States.

•	Europe. The increase in operating income for 2005 was primarily attributable to sales of a greater proportion of higher-priced products resulting from our more premium positioning of the Levi’s® brand and lower product sourcing costs. Also contributing to the increase was the favorable impact of foreign currencies and increased royalty income. Partly offsetting the increase were lower net sales and increased selling, general and administrative expenses. The increased selling, general and administrative expenses were driven primarily by increased investment in advertising and promotion and the impact of foreign currency translation.

•	Asia Pacific. The increase in operating income for 2005 was driven by higher sales, a favorable product mix within the super-premium and premium segments and the favorable impact of our sourcing initiatives. Also contributing to the increase was the impact of stronger foreign currencies and an increase in royalty income. These factors were partially offset by continued investment in growing our Asia Pacific business which resulted in higher selling, general and administrative expenses.

Other corporate expense.  The following tables summarize significant components of other corporate expense:

	Year Ended	Year Ended
	November 27,	November 28,	$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)

Annual incentive plans — corporate employees	$30,818	$21,303	$9,515	44.7%
Corporate staff costs and other expense	157,217	193,209	(35,992)	(18.6)%

Total other corporate expense	$188,035	$214,512	$(26,477)	(12.3)%

We reflect annual incentive compensation plan costs for corporate employees and corporate staff costs, including workers’ compensation costs, in other corporate expense. The decrease of $26.5 million for 2005 was primarily attributable to our reorganization and cost reduction initiatives, changes made to our benefit plans that have resulted in lower net expense and workers’ compensation reversals realized during the year. Partially offsetting the decrease were increased third-party costs associated with our activities in respect of Section 404 of the Sarbanes-Oxley Act and higher annual incentive compensation plan expenses in 2005. The increase in our annual incentive compensation plan expenses in 2005 was primarily due to the implementation of an additional employee incentive plan and higher anticipated payments under our Annual Incentive Plan.

Interest expense

Interest expense increased 1.4% to $263.7 million for 2005, compared to $260.1 million for 2004. The increase was primarily attributable to higher average debt balances related to the time elapsed between our 2005 debt issuances and our use of the proceeds to tender and redeem a portion of our 2006 notes and all of our 2008 notes during the first half of 2005.

The weighted average interest rate on average borrowings outstanding during 2005 and 2004, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, was 10.5% and 10.6%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt

During 2005, we recorded a $66.1 million loss on early extinguishment of debt as a result of our debt refinancing activities during the year. The loss consisted of tender offer and redemption premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. These costs were incurred in conjunction with our completion in January 2005 of a repurchase of $372.1 million of our $450.0 million principal amount 2006 notes and in March and April 2005 of a repurchase and redemption of all of our 2008 notes.

Other (income) expense, net

The following table summarizes significant components of other (income) expense, net:

	Year Ended
	November 27,	November 28,	$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)

Foreign exchange management losses	$1,062	$26,809	$(25,747)	(96)%
Foreign currency transaction (gains) losses	(14,724)	(15,028)	(304)	(2)%
Interest income	(7,965)	(3,933)	4,032	103%
Minority interest — Levi Strauss Japan K.K.	1,847	709	1,138	161%
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	1,309	65	1,244	1,914%
Other	(4,586)	(3,172)	1,414	45%

Total	$(23,057)	$5,450	$28,507	523%

(1)	On March 31, 2005, we acquired full ownership of our joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from the joint venture was attributed to us.

Our foreign exchange risk management activities include the use of instruments such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in “Other (income) expense, net” in our consolidated statements of operations. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “Other (income) expense, net” in our consolidated statements of operations. The changes in foreign exchange management losses recorded for 2005 compared to 2004 were due to different conditions in foreign exchange markets and changes in the foreign currency exposures being managed. For more information, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk”.

Foreign currency transactions are transactions denominated in a currency other than the recording entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “Other (income) expense, net” in our consolidated statements of operations. In addition, at the settlement date of foreign currency transactions, foreign currency (gains) losses are recorded in “Other (income) expense, net” in our consolidated statements of operations to reflect the difference between the spot rate effective at settlement date and the historical rate at which the transaction was originally recorded.

The increase in interest income for 2005 was primarily due to higher effective interest rates on our investments and a higher average investment balance during 2005 as compared to 2004.

Income tax expense

Income tax expense was $126.7 million for 2005 compared to $65.1 million for 2004. The $61.5 million increase was primarily driven by the $187.1 million increase in our income before taxes, partly offset by a decrease in our effective income tax rate, from 68.2% in 2004 to 44.8% in 2005. For more information, see “— Tax Matters”.

Net income

Net income was $155.9 million for 2005, compared to net income of $30.4 million for 2004. The increase was driven by higher operating income and lower foreign exchange management contract losses, partially offset by the loss on early extinguishment of debt, slightly higher interest expense and higher income tax expense.

2004 as compared to 2003

The following table summarizes, for the years indicated, items in our consolidated statements of operations, the changes in these items from 2003 to 2004 and these items expressed as a percentage of net sales.

	Year Ended	Year Ended		%	2004	2003
	November 28,	November 30,	$ Increase	Increase	% of Net	% of Net
	2004	2003	(Decrease)	(Decrease)	Sales	Sales
	(Dollars in thousands)

Net sales	$4,072,455	$4,090,730	$(18,275)	(0.4)%	100.0%	100.0%
Cost of goods sold	2,288,406	2,516,521	(228,115)	(9.1)%	56.2%	61.5%

Gross profit	1,784,049	1,574,209	209,840	13.3%	43.8%	38.5%
Selling, general and administrative expenses	1,299,766	1,353,314	(53,548)	(4.0)%	31.9%	33.1%
Long-term incentive compensation expense (reversal)	45,171	(138,842)	184,013	132.5%	1.1%	(3.4)%
Gain on disposal of assets	(3,576)	(2,685)	891	33.2%	(0.1)%	(0.1)%
Other operating income	(52,034)	(39,936)	12,098	30.3%	(1.3)%	(1.0)%
Restructuring charges, net of reversals	133,623	89,009	44,614	50.1%	3.3%	2.2%

Operating income	361,099	313,349	47,750	15.2%	8.9%	7.7%
Interest expense	260,124	254,265	5,859	2.3%	6.4%	6.2%
Loss on early extinguishment of debt	—	39,353	(39,353)	NA	0.0%	1.0%
Other expense, net	5,450	51,023	(45,573)	(89.3)%	0.1%	1.2%

Income (loss) before income taxes	95,525	(31,292)	126,817	405.3%	2.3%	(0.8)%
Income tax expense	65,135	318,025	(252,890)	(79.5)%	1.6%	7.8%

Net income (loss)	$30,390	$(349,317)	$379,707	108.7%	0.7%	(8.5)%

Consolidated net sales

The following table shows our net sales for our North America, Europe and Asia Pacific businesses and the changes in these results from 2003 to 2004.

	Year Ended	Year Ended		% Increase (Decrease)
	November 28,	November 30,	$ Increase	As	Constant
	2004	2003	(Decrease)	Reported	Currency
	(Dollars in thousands)

North America	$2,426,455	$2,590,368	$(163,913)	(6.3)%	(6.5)%
Europe	1,042,125	992,140	49,985	5.0%	(5.7)%
Asia Pacific	603,875	508,222	95,653	18.8%	12.0%

Total net sales	$4,072,455	$4,090,730	$(18,275)	(0.4)%	(4.0)%

North America net sales

The following table presents our net sales in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results from 2003 to 2004.

	Year Ended	Year Ended		% Increase (Decrease)
	November 28,	November 30,	$ Increase	As	Constant
	2004	2003	(Decrease)	Reported	Currency
	(Dollars in thousands)

U.S. Levi’s® brand	$1,254,546	$1,381,377	$(126,831)	(9.2)%	(9.2)%
U.S. Dockers® brand	649,356	820,531	(171,175)	(20.9)%	(20.9)%
U.S. Levi Strauss Signaturetm brand	336,020	216,726	119,294	55.0%	55.0%
Canada and Mexico	186,533	171,734	14,799	8.6%	15.6%

Total North America net sales	$2,426,455	$2,590,368	$(163,913)	(6.3)%	(6.5)%

The following discussion summarizes net sales performance in 2004 of our U.S. brands. In these sections, the tables showing net sales for the Levi’s® and Dockers® brands break out net sales between “Licensed Categories” and “Continuing Categories.”

Levi’s® Brand.  The following table shows net sales of our U.S. Levi’s® brand, including the changes in these results from 2003 to 2004.

	Year Ended	Year Ended
	November 28,	November 30,	$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi’s® brand — Continuing categories	$1,213,831	$1,290,692	$(76,861)	(6.0)%
U.S. Levi’s® brand — Licensed categories	40,715	90,685	(49,970)	(55.1)%

Total U.S. Levi’s® brand net sales	$1,254,546	$1,381,377	$(126,831)	(9.2)%

Net sales in our U.S. Levi’s® brand in 2004 decreased 9.2% from 2003. The decrease was primarily due to the following factors:

•	We took a number of product rationalization actions in line with our strategy to focus the brand on more category competitive jeanswear product assortments in our core channels of distribution and improve our profitability. Those actions included licensing certain non-core products, discontinuing underperforming products and reducing sales to non-core channels. Our exit from products through licensing accounted for approximately $50.0 million of the decline. Lower sales to warehouse/club and off-price channels accounted for approximately $57.4 million of the decline.

•	2004 contained one fewer sales week, since 2003 had 53 fiscal weeks compared to 52 weeks in 2004. This contributed approximately $21.2 million to the decline.

•	The impact of year-over-year wholesale price reductions which commenced in June 2003 contributed to the decrease.

•	Internal operational issues adversely affected our ability to service increased demand for Levi’s® jeans in the third and fourth quarters of 2004. As a result, we were not able to fulfill all of the orders for our products and thereby missed sales.

Partially offsetting these factors were an increase in sales in our main channels of distribution, the elimination of our volume incentive fund program, and lower product returns and allowances.

Dockers® Brand.  The following table shows net sales of our U.S. Dockers® brand, including changes in these results from 2003 to 2004.

	Year Ended	Year Ended
	November 28,	November 30,	$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Dockers® brand — Continuing categories	$639,361	$776,461	$(137,100)	(17.7)%
U.S. Dockers® brand — Licensed categories	2,671	12,548	(9,877)	(78.7)%
U.S. Dockers® brand — Discontinued Slates® pants	7,324	31,522	(24,198)	(76.8)%

Total U.S. Dockers® brand net sales	$649,356	$820,531	$(171,175)	(20.9)%

Net sales in our U.S. Dockers® brand in 2004 decreased 20.9% from 2003. The decrease was primarily due to the following factors:

•	We engaged in product rationalization efforts, including licensing our women’s tops and boys businesses, which accounted for approximately $9.9 million of the decline, and exiting our Slates® dress pants business, which contributed approximately $24.2 million to the decline.

•	We made strategic decisions to maintain a smaller but more profitable shorts business and to reduce sales to the outlet and club channels.

•	Our core pants products for both men and women underperformed. We believe this resulted from a trend away from core khaki products to products featuring more style and fashion.

•	As a result of improved forecasting and inventory management, we reduced excess inventory, thereby reducing our sales to the off-price channels.

•	The one fewer sales week in 2004 contributed approximately $15.8 million to the decline.

•	The impact of year-over-year wholesale price reductions (commenced in June 2003), our summer 2004 exploration of the sale of the Dockers® brand, which required a substantial commitment of management time and may have affected retailer perceptions of the business, and lower advertising spending, also contributed to the decrease.

Partially offsetting these factors were the improved performance of our men’s Dockers® proStyle® pants and tops and women’s Metro and capri pants categories. Lower overall dilution resulting from the full-year effect of changes made to our volume incentive program and lower price differentials achieved through better inventory management also helped offset the net sales decline.

Levi Strauss Signature® Brand.  The following table presents our net sales in our Levi Strauss Signature® Brand, including the changes in these results from 2003 to 2004:

	Year Ended	Year Ended
	November 28,	November 30,	$ Increase	$ Increase
	2004	2003	(Decrease)	(Decrease)
	(Dollars in thousands)

Levi Strauss Signature® Brand net sales	$336,020	$216,726	$119,294	55.0%

Net sales in our U.S. Levi Strauss Signature® brand in 2004 increased 55.0% or $119.3 million as compared to the prior year. This increase primarily reflects expansion of our customer base during 2004. Key factors in driving our net sales results were as follows:

•	Our products were offered in approximately 3,000 Wal-Mart stores for the full twelve months of 2004 as compared to seven months in 2003, the year in which we launched the brand.

•	We launched the brand into approximately 1,200 Target stores in the first quarter of 2004, into Meijer, ShopKo and Pamida stores in the second quarter, and into approximately 225 Kmart stores in the fourth quarter.

•	We introduced a new pricing strategy, which differentiates core products from fashion basics, to drive consumer awareness of the value-for-price of our products.

•	We continued to introduce new products with new fits and finishes. We saw growth primarily in the men’s, young men’s and misses segments.

•	We continued driving awareness of our Levi Strauss Signature® brand through our NASCAR marketing agreement, presence and publicity efforts, on-line selling through WalMart.com and Target.com and in-store promotions.

•	We expanded our marketing efforts, launching our first print advertising campaign targeted to women, the “What’s a Signature Worth” campaign, which appeared in female focused magazines and on websites such as Yahoo and MSN.

Europe net sales

The following table presents our net sales in our Europe region, including the changes in these results from 2003 to 2004:

	Year Ended	Year Ended		% Increase (Decrease)
	November 28,	November 30,	$ Increase	As	Constant
	2004	2003	(Decrease)	Reported	Currency
	(Dollars in thousands)

Total Europe net sales	$1,042,125	$992,140	$49,985	5.0%	(5.7)%

Net sales in our Europe region in 2004 decreased 5.7%, on a constant currency basis, as compared to the prior year. The decrease was primarily due to weak market and retail conditions, poor order fulfillment performance and product rationalization actions. The sales decline was primarily in our Levi’s® men’s category, with the largest decreases occurring in Spain, France, Germany and the Benelux. Our businesses in Italy and the United Kingdom reported sales increases for the year on a constant currency basis.

While our European net sales for the year were down, the rate of decline improved during the second and third quarters, and net sales increased in the fourth quarter as compared to the same period in the prior year. We took a number of actions to improve our Levi’s® brand sales performance including:

•	repositioning the business with a new brand architecture and premium price positioning;

•	upgrading our product offering; and

•	executing new advertising that highlights the fit benefits of 501® jeans.

In addition, we launched the Levi Strauss Signature® brand in France, Germany, the United Kingdom and Switzerland in 2004.

Asia Pacific net sales

The following table presents our net sales in our Asia Pacific region, including the changes in these results from 2003 to 2004:

	Year Ended	Year Ended		% Increase (Decrease)
	November 28,	November 30,	$ Increase	As	Constant
	2004	2003	(Decrease)	Reported	Currency
	(Dollars in thousands)

Total Asia Pacific net sales	$603,875	$508,222	$95,653	18.8%	12.0%

Net sales in our Asia region in 2004 increased 12.0%, on a constant currency basis, as compared to the prior year. While our net sales for the year were up, the rate of growth slowed during the second half of the year. The net sales increase for the year was driven by an 11.3% increase in net sales on a constant currency basis of our Levi’s® brand products and our continuing expansion of our Levi Strauss Signaturetm brand in Japan, Australia and Taiwan. Net sales increased in most countries in the region, with the exception of Australia and Singapore, which were affected by soft retail conditions in those countries. South Korea, our fastest growing business in the region, continued to achieve strong growth, with an increase in net sales of approximately 43.0% from 2003 on a constant currency basis. Japan, which represents our largest business in Asia Pacific with approximately 45% of regional net sales for 2004, had a 6.0% increase in net sales from 2003 on a constant currency basis.

The increases in the Asia Pacific region were attributable to a number of factors, including:

•	relatively stable political environments and social conditions across the region;

•	innovative product concept launches, such as our Red Looptm products, Levi’s® LadyStyletm products and Levi’s® 501® jeans with new fits and finishes;

•	upgraded retail concepts; and

•	targeted promotional events and advertising, such as our Levi’s® Red Tabtm jeans campaign.

  Gross profit

Gross profit increased 13.3%. Gross margin was 43.8%, reflecting an increase of 5.3 percentage points.

Factors that increased our gross profit included:

•	a favorable mix of more profitable core products in part due to our product rationalization efforts;

•	improved management of returns, allowances and product transition costs, particularly in the United States;

•	lower sourcing costs resulting from the closure of our remaining North America manufacturing plants and the shifting of production to lower cost sources;

•	lower employee benefit expense, resulting from the plant closures and the termination costs incurred in 2003 related to our reorganization initiatives;

•	lower inventory markdowns due to product rationalization efforts and improved inventory management; and

•	the translation impact of stronger foreign currencies of approximately $73.6 million.

Our gross margin increased primarily due to a favorable mix of more profitable core products, our product rationalization efforts, including decisions to exit underperforming categories, lower returns and sales allowances, lower sourcing costs reflecting the closure of our remaining North America manufacturing plants and the shift of production to lower cost sources, and a lower proportion of sales of marked-down obsolete and excess products, particularly in the United States. The increase was partially offset by the lower gross margin on Levi Strauss Signaturetm products.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 4.0% and decreased as a percentage of net sales by 1.2 percentage points.

Various factors contributed to the decrease in our selling, general and administrative expenses:

•	We had lower salaries and wages and related expenses due to the impact of reduced headcount resulting from our reorganization initiatives in the United States and Europe and general cost controls.

•	We recognized income of approximately $4.0 million related to our post-retirement medical benefit plans, as compared to expense of approximately $53.4 million for 2003. In addition, we recognized curtailment gains related to our post-retirement benefit plans of approximately $27.4 million as compared to $21.0 million in 2003. These changes result from the impact of our restructuring initiatives and decreased coverage of our post-retirement medical plans for certain employees and retired participants.

•	We reversed approximately $16.0 million of workers compensation reserves in 2004 as a result of changes in estimates due primarily to the decrease in actual claims experience during the year.

These decreases were partially offset by the following:

•	Our advertising expense increased by approximately $19.6 million to $302.6 million, an increase of 7.0% compared to 2003. Advertising expense as a percentage of net sales was 7.4% compared to 6.9% in 2003. The increase, which occurred in the fourth quarter of 2004, reflected higher media and promotion spending in our businesses worldwide. In 2003, our advertising and promotion expenditures were more heavily concentrated in the first nine months of the year. During 2004, approximately 42% of our total advertising and promotion expenditures occurred in the fourth quarter, compared to approximately 20% in the same period of 2003.

•	We recorded annual incentive plan expense of $60.8 million in 2004, compared to $9.1 million in 2003.

•	The impact of foreign currency translation resulted in an approximately $51.3 million increase in selling, general and administrative expenses in 2004.

•	We had higher selling, general and administrative expenses in our Asia Pacific region to provide infrastructure support to our growing business in that region.

Selling, general and administrative expenses also include distribution costs, such as costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network. These expenses totaled $215.1 million (5.3% of consolidated net sales) in 2004 as compared to $211.6 million (5.2% of consolidated net sales) in 2003. The increase is due to the impact of foreign currency translation. U.S. distribution expenses totaled $127.2 million (5.7% of net sales in the United States) and $135.3 million (5.6% of net sales in the United States) for 2004 and 2003, respectively. The decrease in these expenses primarily reflect lower benefit expense related to our benefit plan amendment and restructuring initiatives, lower shipping volume, cost reductions at our U.S. third-party distribution centers and non-recurrence of start-up costs incurred in 2003 associated with our initial shipments of Levi Strauss Signature® products in the United States.

Long-term incentive compensation expense

Long-term incentive compensation expense was $45.2 million as compared to net reversals of $138.8 million in 2003. Our 2003 results reflect a substantial reversal of long-term incentive compensation plan accruals as a result of lower than expected payouts in 2003 due to changes in our financial performance. The $45.2 million expense for 2004 reflects a new long-term incentive compensation program implemented in 2004 and the related payouts in July 2004 and February and July 2005.

Other operating income

Other operating income increased 30.3%. In 2004, royalty income increased $12.1 million as compared to 2003. The increase was attributable primarily to our decision to license additional Levi’s® and Dockers® brand product categories, an increase in the number of licensees and increased sales by licensees of accessories, sportswear, and home products, partially offset by decreased sales by licensees of footwear.

Restructuring charges

Restructuring charges, net of reversals, were $133.6 million as compared to $89.0 million in 2003. Our restructuring charges for 2004 reflected the following activities:

•	In 2004, we closed our two owned and operated manufacturing plants in Spain, which resulted in the displacement of approximately 450 employees. We recorded in 2004 charges of approximately $27.3 million related to severance and other restructuring costs for this initiative.

•	In 2004, we closed our owned and operated manufacturing plant in Adelaide, South Australia, which resulted in the displacement of approximately 90 employees. We recorded in 2004 charges of approximately $2.6 million related to severance and other restructuring costs for this initiative.

•	In 2004, we indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use. We recorded a charge of approximately $42.7 million, net of reversals, during 2004 related to this initiative. The charge was comprised of approximately $2.7 million related to the displacement of approximately 40 employees, $6.7 million for other restructuring costs, primarily non-cancelable project contractual commitments, and $33.4 million for the write-off of capitalized project costs.

•	During 2004, we commenced reorganization actions in our Dockers® business in Europe. In November 2004, the president of the Dockers® business in Europe, along with the leaders of the marketing and merchandising functions, left employment with us. As of November 28, 2004, we recorded a charge of approximately $1.5 million primarily related to severance and related benefits resulting from the termination of these executives. For more information, see Note 3 to our Consolidated Financial Statements.

•	In 2003, we made organizational changes in our U.S. business intended to reduce the time it takes from initial product concept to placement on the retailer’s shelf and to reduce costs. In 2004, we further reduced resources associated with our corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in our U.S. human resources function. We recorded in 2004 charges of approximately $34.9 million, net of reversals, related to severance, benefits and other restructuring costs for this initiative.

•	In 2003, we decided to close our remaining manufacturing and finishing operations in the United States and Canada. During 2004, we recorded charges of approximately $12.9 million, net of reversals, related to severance and other restructuring costs for this initiative.

•	In 2003, we made organizational changes in our European business intended to consolidate and streamline operations in our Brussels headquarters. In 2004, we commenced additional reorganization actions to further streamline our European operations. In 2004, we recorded charges of $18.0 million for additional severance and benefits and legal fees associated with severance negotiations, and reversals of $2.6 million associated with lower than anticipated severance and employee benefits.

Operating income

The following table shows our operating income by brand in the United States and in total for our North America, Europe and Asia Pacific regions, the changes in results from 2003 to 2004 and results presented as percentage of net sales:

	Year Ended	Year Ended			2004		2003
	November 28,	November 30,	$ Increase	% Increase	% of Net		% of Net
	2004	2003	(Decrease)	(Decrease)	Region Sales		Region Sales
		(Dollars in thousands)

U.S. Levi’s® brand	$297,438	$197,408	$100,030	50.7%	12.3%		7.6%
U.S. Dockers® brand	141,965	146,225	(4,260)	(2.9)%	5.9%		5.6%
U.S. Levi Strauss Signature® brand	36,239	24,306	11,933	49.1%	1.5%		0.9%
Canada and Mexico (all brands)	44,094	34,489	9,605	27.8%	1.8%		1.3%

North America (all brands)	519,736	402,428	117,308	29.2%	21.4%		15.5%
Europe (all brands)	172,008	112,918	59,090	52.3%	16.5%		11.4%
Asia Pacific (all brands)	125,267	93,032	32,235	34.6%	20.7%		18.3%

Regional operating income	817,011	608,378	208,633	34.3%	20.1	%*	14.9	%*

Corporate:
Long-term incentive compensation expense (reversal)	45,171	(138,842)	184,013	132.5%	1.1	%*	(3.4	)%*
Restructuring charges, net of reversals	133,623	89,009	44,614	50.1%	3.3	%*	2.2	%*
Depreciation and amortization expense	62,606	64,176	(1,570)	(2.4)%	1.5	%*	1.6	%*
Other corporate expense	214,512	280,686	(66,174)	(23.6)%	5.3	%*	6.9	%*

Total corporate expense	455,912	295,029	160,883	54.5%	11.2	%*	7.2	%*

Total operating income	$361,099	$313,349	$47,750	15.2%	8.9	%*	7.7	%*

*	Percentage of consolidated net sales.

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

Long-term incentive compensation expense (reversal).  The increase was attributable to the 2004 expense for our 2004 incentive compensation program and our recording in 2003 of reversals of previously recorded incentive compensation plan accruals due to lower expected payouts under our prior long-term incentive compensation plans.

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

The following table summarizes significant components of other corporate expense:

	Year Ended	Year Ended
	November 28,	November 30,	$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
	(Dollars in thousands)

Annual incentive compensation plan — corporate employees	$21,303	$751	$20,552	NM
Post-retirement medical benefit plan curtailment gain	(27,426)	(21,021)	6,405	30.5%
Corporate staff costs and other expense	220,635	300,956	(80,321)	(26.7)%

Total other corporate expense	$214,512	$280,686	$(66,174)	(23.6)%

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

Loss on early extinguishment of debt

During 2003, we recorded a $39.4 million loss on early extinguishment of debt related to our purchase of $327.3 million in principal amount of our 6.80% notes, the write-off of unamortized bank fees associated with the refinancing in January 2003 of our 2001 bank credit facility and the refinancing in September 2003 of both our January 2003 credit facility and our July 2001 U.S. receivables securitization transaction. During 2004, we did not incur any charges related to the extinguishment of debt.

Other expense, net

The following table summarizes significant components of other expense, net:

	Year Ended	Year Ended
	November 28,	November 30,	$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
	(Dollars in thousands)

Foreign exchange management contracts losses	$26,809	$84,803	$(57,994)	(68.4)%
Foreign currency transaction gains	(15,028)	(20,960)	(5,932)	(28.3)%
Interest income	(3,933)	(4,470)	(537)	(12.0)%
Minority interest — Levi Strauss Japan K.K.	709	2,270	(1,561)	(68.8)%
Minority interest — Levi Strauss Istanbul Konfeksiyon	65	(725)	790	109.0%
Other	(3,172)	(9,895)	(6,723)	(67.9)%

Total	$5,450	$51,023	$(45,573)	(89.3)%

The $45.6 million decrease in other expense, net, was primarily driven by a decrease in losses on foreign exchange management contracts, partially offset by lower foreign currency transaction gains in 2004.

Income tax expense

Income tax expense was $65.1 million for 2004 compared to $318.0 million for 2003. The $252.9 million decrease is primarily related to our recording in 2003 of a $282.4 million increase in valuation allowance against deferred tax assets, including our foreign tax credits, state and foreign net operating loss carryforwards and alternative minimum tax credits.

Net income

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

Tax Matters

Overview.  Income tax expense was $126.7 million for 2005 compared to $65.1 million for 2004. The $61.5 million increase was primarily driven by the $187.1 million increase in our income before taxes, partially offset by valuation allowance reversals. We believe the main drivers in our effective tax rate for the foreseeable future will be the impact on our tax provision of changes to our valuation allowance against our deferred tax assets, and our ability to credit rather than deduct foreign taxes on our U.S. federal income tax return.

Valuation Allowance.  Realization of our deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, we evaluate all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions we used in forecasting future taxable income require significant judgment and take into account our recent performance. As a result of these calculations, the valuation allowance decreased by $83.4 million in 2005.

The following table shows the components of the changes in our valuation allowance during 2005:

	Valuation			Valuation
	Allowance at			Allowance at
	November 28,	Current Year	Current Year	November 27,
	2004	Additions	(Reductions)	2005
	(Dollars in thousands)

Foreign tax credits on unremitted foreign earnings	$147,035	$—	$(1,529)	$145,506
Foreign net operating loss carryforwards and other foreign deferred tax assets	152,786	—	(63,157)	89,629
U.S. state net operating loss carryforward	36,343	2,254	—	38,597
Foreign tax credit carryforwards	50,519	—	(20,978)	29,541

Total	$386,683	$2,254	$(85,664)	$303,273

The $83.4 million decrease in our valuation allowance for 2005 was primarily driven by the net reversal of $62.4 million of valuation allowance which was recorded as a reduction in income tax expense for the year. This $62.4 million net reversal was comprised of $63.2 million relating to foreign net operating loss carryforwards and other foreign deferred tax assets and $1.5 million relating to foreign tax credits on unremitted foreign earnings, partially offset by $2.3 million of additional valuation allowances established for U.S. state net operating loss carryforwards. The $63.2 million relating to foreign net operating loss carryforwards and other foreign deferred tax assets was reversed primarily due to current year operating income in the relevant foreign jurisdictions. In addition, the net $83.4 million decrease in the valuation allowance for 2005 includes $21.0 million relating to a decrease in our related gross deferred tax asset for certain foreign tax credit carryforwards on the U.S. federal income tax return.

While we believe our valuation allowance was appropriately stated at November 27, 2005, changes in our expectations regarding the utilization of our deferred tax assets could result in an increase or decrease in our provision for income taxes in future periods. If our business or expectations decline, we may be required to record additional valuation allowances in future periods. On the other hand, improvements in our business performance may in the future require us to record a reversal of all or a portion of the remaining valuation allowance because we may change our assessment of our ability to use the related deferred tax assets. This impact could be material. Improvement or deterioration in our projected earnings, changes in tax laws regarding carryforward periods, movement into or out of recent and cumulative loss positions for certain of our affiliates and identification of tax planning strategies, could lead to changes in our expectations regarding utilization of our deferred tax assets.

We believe it is more likely than not that our foreign tax credit carryforward of approximately $29.5 million will expire unused. Accordingly, we have fully offset the related gross deferred tax asset with a valuation allowance. As we are not permanently reinvesting the earnings of our foreign affiliates, we must also account for the residual income tax that will be assessed upon the repatriation of our unremitted earnings. For these purposes, we have also projected that it is more likely than not that we will be unable to fully utilize the foreign tax credits that may accompany the future remittance of our unremitted earnings. Accordingly, we have partially offset these foreign tax credits with a valuation allowance to bring our gross deferred tax asset to its net realizable value. Tax expense may be reduced in future periods if our expectations regarding the repatriation of our unremitted foreign earnings or our ability to utilize foreign tax credits that may accompany future distributions were to change.

Examination of Tax Returns.  During 2005, we reached agreements with the Internal Revenue Service to close a total of 14 open tax years:

•	In June 2005, we reached an agreement regarding the examination of our consolidated U.S. federal income tax returns for the years 1986 — 1989. As a result of this agreement, the examination of our income tax returns for those periods is closed and we reduced our contingent tax liabilities by approximately $4.2 million during the three months ended May 29, 2005.

•	In August 2005, we completed settlement discussions relating to our consolidated U.S. federal income tax returns for the years 1990 — 1999. As a result of this settlement agreement, the examination of our income tax returns for those periods is closed and we reduced income tax expense by approximately $4.1 million during the three months ended August 28, 2005. This $4.1 million reduction in income tax expense reflects a net decrease in our federal income tax expense of approximately $6.5 million and an increase to our state income tax expense, net of federal tax benefits, of approximately $2.4 million. The net decrease to our federal income tax expense of $6.5 million relates primarily to a decrease in our liability associated with our unremitted foreign earnings of approximately $12.3 million, partially offset by $5.8 million of additional net federal income tax expense relating to an increase in taxes payable and changes in other tax attributes.

In connection with the 1990 — 1999 settlement, we made total payments to the Internal Revenue Service of approximately $99.6 million in October 2005. The Internal Revenue Service has not yet begun an examination of our 2000-2004 U.S. federal corporate income tax returns.

For 2005, our income tax expense was also reduced by approximately $11.3 million as a result of a favorable court decision on a tax case in the Netherlands. The decision represents final resolution on this matter.

In addition, certain state and foreign tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at November 27, 2005. However, it is reasonably possible we may also incur additional income tax liabilities related to prior years. We estimate this additional potential exposure to be approximately $10.6 million. Should our view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $10.6 million amount was not accrued as of November 27, 2005 because it did not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity in 2006 to operate our business and to meet our cash requirements. We believe that we will be in compliance with the financial covenants contained in our senior secured term loan and our senior secured revolving credit facility.

Cash Sources

Our key sources of cash include earnings from operations and borrowing availability under our senior secured revolving credit facility. As of November 27, 2005, we had total cash and cash equivalents of approximately $239.6 million, a $60.0 million decrease from the $299.6 million balance as of November 28, 2004. The decrease was primarily driven by cash tax payments we made during 2005 associated with our settlements with the Internal Revenue Service to close our open 1986 — 1999 tax years and by our capital expenditures for the year, partially offset by the net proceeds resulting from our senior note refinancings in December 2004 and early 2005.

As of November 27, 2005, our total availability under our amended senior secured revolving credit facility was approximately $542.7 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $431.5 million. In addition, we had liquid short-term investments in the United States totaling approximately $107.0 million, resulting in a net liquidity position (availability and liquid short-term investments) of $538.5 million in the United States.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs, payments of interest on our debt, payments of taxes and contributions to our pension and postretirement health benefit plans. The following table presents selected cash uses in 2005 and the related projected cash requirements for such items in 2006:

		Projected Cash
	Cash Used in	Requirements in
	2005	2006
	(Dollars in millions)

Restructuring activities	$43	$17
Interest	239	238
Federal, foreign and state taxes (net of refunds)(1)	61	59
Prior years’ income tax liabilities (net of refunds)(2)	136	17
Post-retirement health benefit plans	23	28
Capital expenditures(3)	42	60
Pension plans(4)	32	47

Total selected cash requirements	$576	$466

(1)	Amounts relate primarily to cash tax payments with respect to operating income.

(2)	For 2005, our cash tax payments for prior years’ contingent income tax liabilities primarily reflects payments related to our settlements with the Internal Revenue Service of our consolidated U.S. federal corporate income tax returns for the years 1986-1999 and payments to certain state and foreign tax authorities.

(3)	The increase in projected capital expenditures in 2006 primarily reflects the impact of estimated costs associated with the implementation of an enterprise resource planning system in our Asia Pacific region and our intention to make incremental investments in company-operated retail stores.

(4)	The increase in projected pension plan contributions in 2006 primarily reflects the estimated amounts necessary to meet the minimum funding requirements for our U.S. plans.

The following table provides information about our significant cash contractual obligations and commitments as of November 27, 2005:

	Payments Due or Projected by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in millions)

Contractual and Long-term Liabilities:
Long-term debt obligations(1)	$2,327	$96	$5	$5	$475	$—	$1,746
Capital lease obligations(2)	6	2	2	1	1	—	—
Operating leases(3)	426	74	69	63	57	53	110
Purchase obligations(4)	305	240	24	18	10	10	3
Post-retirement obligations(5)	488	28	28	26	24	22	360
Pension obligations(6)	243	47	64	12	14	13	93
Long-term employee related benefits(7)	194	38	55	36	26	26	13
Other long-term liabilities(8)	42	1	3	6	6	6	20

Total	$4,031	$526	$250	$167	$613	$130	$2,345

(1)	Assumes we meet the 2006 notes refinancing condition in our senior secured term loan, with the result that the maturity date of our senior secured term loan will be September 29, 2009. If we do not meet the 2006 notes refinancing condition, the maturity date of our senior secured term loan will be August 1, 2006. See “Principal Short-term and Long-term Debt Payments” for a more detailed discussion of our 2006 refinancing condition.

(2)	Capital lease obligations are primarily comprised of a logistics services agreement in Europe with a third-party that includes a capital lease for machinery and equipment. For more information, see Note 7 to our Consolidated Financial Statements.

(3)	We lease a number of manufacturing, distribution, office and retail facilities around the world. For more information, see “Item 2 — Properties.”

(4)	Amounts reflect estimated commitments of $162 million for inventory purchases, $13 million for capital expenditures and $130 million for information technology and other professional services. We do not have any material long-term raw materials supply agreements. We typically conduct business with our raw material suppliers, garment manufacturing and finishing contractors on an order-by-order basis. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 to 90 days). Our projected cash requirements for 2006 capital expenditures primarily reflects estimates related to spending on the enterprise resource planning system project in Asia Pacific.

(5)	We maintain two plans that provide post-retirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund post-retirement benefits as claims and premiums are paid. The amounts presented in the table represent an estimate of our projected contributions to the plans based on information provided by our plans’ actuaries. These expected payments are not in addition to the post-retirement benefit plans expense recorded for the applicable year and are based on estimates and subject to change. For more information, see Note 12 to our Consolidated Financial Statements.

(6)	We have numerous noncontributory pension plans covering substantially all of our employees. The amounts presented in the table represent an estimate of our projected contributions to the plans based on information provided by our plans’ actuaries. These estimated payments are based on assumptions and existing facts and circumstances, and are subject to change. They do not include any pension expense for future periods. For more information, see Note 12 to our Consolidated Financial Statements.

(7)	Long-term employee-related benefits relate to workers’ compensation, deferred compensation arrangements and the non-current portion of liabilities for long-term incentive plans. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 15 to our Consolidated Financial Statements.

(8)	Primarily comprised of rent accruals resulting from accounting for rental expense on a straight-line basis over the lease term.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

Cash (used for) provided by operating activities	$(43,777)	$199,896	$(190,650)
Cash used for investing activities	(34,657)	(12,930)	(84,484)
Cash provided by (used for) financing activities	23,072	(32,120)	349,096
Cash and cash equivalents	239,584	299,596	143,445

2005 as compared to 2004

Cash flows from operating activities

Cash used for operating activities was $43.8 million in 2005, compared to cash provided by operating activities of $199.9 million in 2004. The $243.7 million increase in cash used for operating activities reflects a $314.6 million decrease in cash flows from operating assets and liabilities, partially offset by a $70.9 million increase in net income

(after adjusting for the effect of non-cash items). The decrease in cash flows from operating assets and liabilities was primarily due to the following factors:

•	During 2005, our cash paid for income taxes was $197.3 million as compared to $83.0 million for 2004. The increase principally related to cash payments related to our settlements with the Internal Revenue Service to close our 1986-1999 open tax years.

•	During 2005, accrued salary, wages and benefits decreased $13.0 million as compared to an increase of $113.2 million during 2004. The decrease in 2005 was primarily attributable to the payment of approximately $111.6 million under our annual and long-term incentive plans, compared to approximately $10.0 million in 2004. The decrease was partially offset by incentive compensation accruals during 2005 of approximately $94.3 million.

•	During 2005, our accounts payable and accrued liabilities decreased by $38.4 million compared to a $105.1 million increase in 2004. The decrease in 2005 was primarily due to reduced inventory balances and shorter payment cycles driven by our increased use of package sourcing and the related shorter payment terms for our contract manufacturers. The 2004 increase is due in part to higher operating expenses in the fourth quarter of 2004, as compared to 2003.

•	During 2005, our inventory levels decreased $3.1 million compared to a decrease of $100.9 million in 2004. Consistent inventory levels in 2005 are primarily due to our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package manufacturing. The decrease in inventory for 2004 resulted primarily from production shortfalls by our third-party contract manufacturers and our effort to reduce excess and obsolete inventory.

Partially offsetting these factors was the $100.5 million decrease in cash payments for our restructuring initiatives, from $143.6 million in 2004 to $43.1 million in 2005.

Cash flows from investing activities

Cash used for investing activities was $34.7 million for 2005 compared to $12.9 million for 2004. Cash used in both periods primarily related to investments made in information technology systems, and in 2005, costs associated with the installation of an enterprise resource planning system in our Asia Pacific region. In 2005, the increase was partially offset by gains on net investment hedges and proceeds from the sale of property, plant and equipment primarily related to our restructuring activities in the U.S. and Europe.

Cash flows from financing activities

Cash provided by financing activities was $23.1 million for 2005 compared to cash used for financing activities of $32.1 million for 2004. Cash provided by financing activities for 2005 primarily reflected our issuance of approximately $1.0 billion in unsecured notes during the period. The increase was largely offset by the repurchases and redemptions of $918.2 million in aggregate principal amount of our 2006 and 2008 notes, the payment of debt issuance costs of approximately $24.6 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million. Cash used for financing activities in 2004 primarily reflected required payments on the equipment financing and senior secured term loan as well as payments on short-term borrowings.

2004 as compared to 2003

Cash provided by operating activities

Cash provided by operating activities was $199.9 million in 2004, compared to cash used for operating activities of $190.7 million in 2003. The increase of $390.6 million in cash provided by operating activities was primarily due to the following factors:

•	Gross profit increased by $209.8 million in 2004 compared to 2003.

•	We paid out $83.0 million in income tax payments during 2004 as compared to $167.3 million for 2003.

•	During 2004, cash inflow provided by the decrease in inventories was $100.9 million, due primarily to improved working capital management including our product rationalization efforts and our shift away from self-manufacturing and cut-make-trim arrangements with contractors to outsourced package manufacturing. The inventory reduction in North America was partially offset by higher inventories in Asia Pacific and Europe, reflecting higher volume in the case of Asia Pacific and the impact of foreign currency translation. During 2003, cash outflows from the increase of inventories were $77.1 million, due primarily to the increase in Levi Strauss Signature® inventories prior to our launch of the brand into Wal-Mart stores in 2003.

•	During 2004, we paid out approximately $10.0 million under our annual incentive plan and made no payments under the long-term incentive plan. During 2003, we paid out approximately $100.0 million under the annual and long-term incentive plans.

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

Indebtedness

As of November 27, 2005, we had fixed rate debt of approximately $1.6 billion (71% of total debt) and variable rate debt of approximately $0.7 billion (29% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Principal Short-term and Long-term Debt Payments

As a result of our December 2004 and early 2005 senior note refinancings, we have extended our senior note maturities. The table below sets forth, as of November 27, 2005, our required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter. The table gives effect to the satisfaction of the 2008 notes refinancing condition and gives effect to the two different 2006 notes refinancing condition scenarios under our senior secured term loan:

	Principal Payments as of November 27, 2005
	Assuming 2006 Notes	Assuming 2006 Notes
Fiscal Year	Refinancing Condition Not Met	Refinancing Condition Met
	(Dollars in thousands)

2006(1) (2)	$580,797	$95,797
2007	—	5,000
2008	—	5,000
2009	—	475,000
2010	—	—
Thereafter	1,745,902	1,745,902

Total	$2,326,699	$2,326,699

(1)	Under our senior secured term loan, we must refinance, repay or otherwise irrevocably set aside funds for all of our senior unsecured notes due 2006 by May 1, 2006, or our senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of our 2006 notes of $77.8 million and payments relating to short-term borrowings of approximately $11.7 million, we will have to repay or otherwise satisfy approximately $580.8 million of debt in 2006. If we meet the 2006 notes refinancing condition, the senior secured term loan will mature on September 29, 2009 and we will have to repay or otherwise satisfy approximately $95.8 million of debt in 2006, which includes required payments of approximately $6.3 million related to the senior secured term loan, approximately $11.7 million related to short-term borrowings and $77.8 million related to the 2006 notes. We classify our senior secured term loan as non-current as of November 27, 2005. We have the ability and expect to either satisfy the 2006 refinancing condition, thereby avoiding early maturity of the senior secured term loan, or to refinance the senior secured term loan with debt that would in effect extend the maturity of the underlying debt beyond one year.

(2)	We intend to use the remaining proceeds of $77.9 million from the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). We may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of our credit agreements, indentures and other agreements.

See Note 7 to our Consolidated Financial Statements for further discussion of our indebtedness.

Credit Agreement Ratios

Term Loan Leverage Ratio.  Our senior secured term loan requires us to maintain a consolidated senior secured leverage ratio of 3.0 to 1.0, which is measured as of the end of each fiscal quarter. As of November 27, 2005, we were in compliance with this ratio.

See Note 7 to our Consolidated Financial Statements for further discussion of our credit agreement ratios.

Revolving Credit Facility Fixed Charge Coverage Ratio.  Our senior secured revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of November 27, 2005, we were not required to perform this calculation.

Other Sources of Financing

We are a privately held corporation. Historically, we have primarily relied on cash flow from operations, borrowings under our credit facilities, issuances of notes and other forms of debt financing. We regularly explore our financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales.

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

Accounts receivable, net.  In the normal course of business, we extend credit to our wholesale customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

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

Income tax assets and liabilities.  We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We maintain valuation allowances where it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. We classify interest and penalties related to income taxes as income tax expense.

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

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense, net” in our consolidated statements of operations. As a result, net income may be subject to volatility. The instruments that qualify for hedge accounting currently hedge our net investment position in certain of our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of instruments that qualify for hedge accounting are recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

Employee benefits

Pension and Post-retirement Benefits.  We have several non-contributory defined benefit retirement plans covering eligible employees. We also provide certain health care benefits for employees who meet age, participation and length of service requirements at retirement. In addition, we sponsor other retirement plans for our foreign employees in accordance with local government programs and requirements. We retain the right to amend, curtail or discontinue any aspect of the plans at any time. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance.

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

Employee Incentive Compensation.  We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. Provisions for employee incentive compensation are recorded in “Accrued salaries, wages and employee benefits” and “Long-term employee related benefits” in our consolidated balance sheets. Changes in the liabilities for these incentive plans generally correlate with our financial results and projected future financial performance and could have a material impact on our consolidated financial statements and on future financial performance.

Estimates and Assumptions

Preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. Key estimates and assumptions for us include those relating to:

•	product returns and customer claims, which we use in recognizing revenue;

•	expected selling prices for our products, which we use in valuing our inventory;

•	future business performance on both a consolidated basis and in particular countries, which we use in recording incentive compensation expense and valuing our deferred tax assets;

•	employee benefit, facility exit, contract termination and other costs associated with facility closures and organizational changes, which we use in determining restructuring expenses; and

•	employee demographics and turnover, discount rates, global capital market performance and health care costs, which we use in accounting for our benefits and workers compensation programs.

In 2005, changes in estimates and assumptions based on current year data had a substantial impact on our results. For example:

•	We realized a tax benefit of approximately $62.4 million from reversing valuation allowances against our foreign tax credits, state net operating loss carryforwards, foreign net operating loss carryforwards, and other foreign deferred tax assets. This resulted from utilization of approximately $51.0 million of these assets primarily to offset operating income generated during the year and a change in our assessment regarding the future realization of approximately $11.4 million of gross deferred tax assets in existence at year-end.

•	We reduced our self insurance reserves for workers compensation claims by approximately $21.0 million based on changes in our estimated future claims payments as a result of more favorable than projected actual claims development during the current year.

•	We reversed approximately $6.3 million in restructuring charges, primarily due to changes in estimates resulting from lower than anticipated severance and employee benefits related to our restructuring initiatives in the United States and Europe.

Changes in our estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts we report in future periods.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including (without limitation) statements under “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors that May Affect Future Results,” contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing domestic and international retail environments;

•	changes in the level of consumer spending or preferences in apparel;

•	mergers and acquisitions involving our top customers;

•	our dependence on key distribution channels, customers and suppliers;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to younger consumers and women;

•	changing fashion trends;

•	our ability to revitalize our Dockers® brand and our European business;

•	our ability to expand controlled distribution of our products;

•	our go-to-market executional performance;

•	the impact of ongoing and potential future restructuring and financing activities and our ability to remain in compliance with our financial covenants;

•	ongoing litigation matters and disputes and regulatory developments;

•	the effectiveness of our internal controls;

•	the investment performance of our defined benefit pension plans;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	changes in credit ratings;

•	our ability to attract and retain qualified employees and changes in employee compensation and benefit plans;

•	changes in trade laws including the elimination of quotas under the WTO Agreement on textiles and clothing; and

•	political or financial instability in countries where our products are manufactured.

For more information on these and other factors, see “Factors that May Affect Future Results.” We caution you not to place undue reliance on these forward-looking statements.

New Accounting Standards

SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

SFAS No. 123(R), Share-Based Payment.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. For nonpublic entities, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, which for us will be as of the beginning of fiscal 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS 123R will have on our financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 which for us will be as of the beginning of fiscal 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies and interest rates. We actively manage foreign currency risks with the objective of maximizing the U.S. dollar value of cash flows to the parent company and reducing variability of certain cash flows at the subsidiary level. We hold derivative positions only in currencies to which we have exposure. We currently do not hold any interest rate derivatives.

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

We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we use a variety of financial instruments including forward exchange and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third-party and inter-company transactions. We manage the currency risk as of the inception of the exposure. We do not currently manage the timing mismatch between our forecasted exposures and the related financial instruments used to mitigate the currency risk.

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

At November 27, 2005, we had U.S. dollar spot and forward currency contracts to buy $335.3 million and to sell $347.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2006.

We have entered into option contracts to manage our exposure to foreign currencies. At November 27, 2005, we bought U.S. dollar option contracts resulting in a net purchase of $35.3 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net purchase of $36.0 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through August 2006.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 27, 2005. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the total net position outstanding as of the stated date. A positive amount represents a long position in U.S. dollar versus the exposure currency, while a negative amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. All amounts are stated in U.S. dollar equivalents. All transactions will mature before the end of February 2006.

Outstanding Forward and Swap Transactions

	As of November 27, 2005
	Average Forward		Fair
Currency	Exchange Rate	Notional Amount	Value
	(Dollars in thousands except average forward exchange rates)

Australian Dollar	0.74	$19,643	$4
Canadian Dollar	1.18	1,637	33
Swiss Franc	1.31	(19,887)	(212)
Danish Krona	6.36	30,581	(139)
Euro	1.17	(160,353)	645
British Pound	1.71	75,623	(300)
Hungarian Forint	213.69	(8,490)	(19)
Japanese Yen	117.68	(39,091)	(237)
Korean Won	1,041.67	1,497	6
Mexican Peso	10.71	22,081	(211)
Norwegian Krona	6.63	15,640	135
New Zealand Dollar	0.68	(5,536)	89
Polish Zloty	3.37	(215)	(29)
Swedish Krona	8.12	63,061	(596)
Singapore Dollar	1.69	(24,312)	—
Taiwan Dollar	33.42	11,790	(10)
South African Rand	6.61	3,720	(33)

Total		$(12,611)	$(874)

The following table presents the currency, average strike rate, notional amount and fair value of our outstanding foreign currency options. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date should the option be exercised. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. We use a weighting factor based on the notional amounts of the outstanding transactions to determine the average strike rate. All transactions expire before the end of August 2006.

Outstanding Options Transactions

	As of November 27, 2005
Currency	Average Strike Rate	Notional Amount	Fair Value
	(Dollars in thousands except average strike rates)

Canadian Dollar	1.20	$63,000	$(379)
Japanese Yen	112.00	8,300	1,629

Total		$71,300	$1,250

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

Interest Rate Table as of November 27, 2005

	Fiscal Year Ended
								Fair Value
	2005	2006	2007	2008	2009	2010	2011	2005
	(Dollars in thousands unless otherwise stated)

Debt Instruments
Fixed Rate (US$)	$1,299,357	$1,219,000	$1,217,000	$1,215,000	$1,025,000	$1,025,000	$1,025,000	$1,432,580
Average Interest Rate	10.73%	10.97%	10.97%	10.97%	11.15%	11.15%	11.15%
Fixed Rate (Yen 20 billion)	167,588	167,588	167,588	167,588	167,588	167,588	167,588	161,416
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Fixed Rate (Euro 150 million)	176,280	176,280	176,280	176,280	176,280	176,280	176,280	179,176
Average Interest Rate	8.63%	8.63%	8.63%	8.63%	8.63%	8.63%	8.63%
Variable Rate (US$)	674,750	671,000	668,000	665,000	380,000	380,000	380,000	696,337
Average Interest Rate (1)	8.95%	8.94%	8.94%	8.93%	8.03%	8.03%	8.03%
Total Principal (face amount) of our debt instruments	$2,317,975	$2,233,868	$2,228,868	$2,223,868	$1,748,868	$1,748,868	$1,748,868	$2,469,509

(1)	Assumes no change in short-term interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Levi Strauss & Co.:

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and subsidiaries as of November 27, 2005 and November 28, 2004, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for each of the years in the three-year period ended November 27, 2005. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. and subsidiaries as of November 27, 2005 and November 28, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended November 27, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, CA
February 10, 2006

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 27,	November 28,
	2005	2004
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$239,584	$299,596
Restricted cash	2,957	1,885
Trade receivables, net of allowance for doubtful accounts of $26,193 and $29,002	614,392	607,679
Inventories:
Raw materials	16,431	45,271
Work-in-process	16,908	22,950
Finished goods	506,902	486,633

Total inventories	540,241	554,854
Deferred tax assets, net of valuation allowance of $42,890 and $26,364	94,137	131,491
Other current assets	79,376	83,599

Total current assets	1,570,687	1,679,104
Property, plant and equipment, net of accumulated depreciation of $471,545 and $486,439	380,186	416,277
Goodwill	202,250	199,905
Other intangible assets, net of accumulated amortization of $1,081 and $720	45,715	46,779
Non-current deferred tax assets, net of valuation allowance of $260,383 and $360,319	499,647	455,303
Other assets	115,163	88,634

Total assets	$2,813,648	$2,886,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$95,797	$75,165
Current maturities of capital lease	1,510	1,587
Accounts payable	235,450	279,406
Restructuring reserves	14,594	41,995
Accrued liabilities	187,145	188,224
Accrued salaries, wages and employee benefits	277,007	293,762
Accrued interest payable	61,996	65,098
Accrued taxes	39,814	124,795

Total current liabilities	913,313	1,070,032
Long-term debt, less current maturities	2,230,902	2,248,723
Long-term capital lease, less current maturities	4,077	5,854
Postretirement medical benefits	458,229	493,110
Pension liability	195,939	217,459
Long-term employee related benefits	156,327	154,495
Long-term tax liabilities	17,396	—
Other long-term liabilities	41,659	43,205
Minority interests	17,891	24,048

Total liabilities	4,035,733	4,256,926

Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,198,481)	(1,354,428)
Accumulated other comprehensive loss	(112,785)	(105,677)

Stockholders’ deficit	(1,222,085)	(1,370,924)

Total liabilities and stockholders’ deficit	$2,813,648	$2,886,002

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

Net sales	$4,125,155	$4,072,455	$4,090,730
Cost of goods sold	2,236,963	2,288,406	2,516,521

Gross profit	1,888,192	1,784,049	1,574,209
Selling, general and administrative expenses	1,327,680	1,299,766	1,353,314
Long-term incentive compensation expense (reversal)	31,106	45,171	(138,842)
Gain on disposal of assets	(5,750)	(3,576)	(2,685)
Other operating income	(70,737)	(52,034)	(39,936)
Restructuring charges, net of reversals	16,633	133,623	89,009

Operating income	589,260	361,099	313,349
Interest expense	263,650	260,124	254,265
Loss on early extinguishment of debt	66,066	—	39,353
Other (income) expense, net	(23,057)	5,450	51,023

Income (loss) before income taxes	282,601	95,525	(31,292)
Income tax expense	126,654	65,135	318,025

Net income (loss)	$155,947	$30,390	$(349,317)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Loss	Deficit
	(Dollars in thousands)

Balance at November 24, 2002	$373	$88,808	$(1,035,501)	$(82,009)	$(1,028,329)

Net loss			(349,317)		(349,317)
Other comprehensive loss, net of tax				(15,526)	(15,526)

Total comprehensive loss					(364,843)

Balance at November 30, 2003	373	88,808	(1,384,818)	(97,535)	(1,393,172)
Net income			30,390		30,390
Other comprehensive loss, net of tax				(8,142)	(8,142)

Total comprehensive income					22,248

Balance at November 28, 2004	373	88,808	(1,354,428)	(105,677)	(1,370,924)
Net income			155,947		155,947
Other comprehensive loss, net of tax				(7,108)	(7,108)

Total comprehensive income					148,839

Balance at November 27, 2005	$373	$88,808	$(1,198,481)	$(112,785)	$(1,222,085)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net income (loss)	$155,947	$30,390	$(349,317)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	59,423	62,606	64,176
Non-cash asset write-offs associated with reorganization initiatives	1,610	35,204	10,968
Gain on disposal of assets	(5,750)	(3,576)	(2,685)
Unrealized foreign exchange gains	(16,504)	(18,395)	(29,838)
Write-off of unamortized costs associated with early extinguishment of debt	12,473	—	32,399
Amortization of deferred debt issuance costs	12,504	12,676	15,728
Provision for doubtful accounts	4,858	7,892	10,720
Provision for deferred taxes	1,827	28,746	188,872
(Increase) decrease in trade receivables	(21,365)	(95,986)	105,632
Decrease (increase) in inventories	3,130	100,942	(77,072)
(Increase) decrease in other current assets	(816)	32,797	(13,364)
(Increase) decrease in other non-current assets	(24,901)	289	(168)
(Decrease) increase in accounts payable and accrued liabilities	(38,444)	105,110	50,508
Decrease in income tax liabilities	(69,804)	(40,597)	(30,037)
(Decrease) increase in restructuring reserves	(25,648)	(45,566)	34,241
(Decrease) increase in accrued salaries, wages and employee benefits	(13,005)	113,166	(117,225)
Decrease in long-term employee related benefits	(79,329)	(130,733)	(87,952)
(Decrease) increase in other long-term liabilities	(827)	1,777	(493)
Other, net	844	3,154	4,257

Net cash (used for) provided by operating activities	(43,777)	199,896	(190,650)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(41,868)	(16,299)	(68,608)
Proceeds from sale of property, plant and equipment	11,528	11,351	13,431
Cash inflow (outflow) from net investment hedges	2,163	(7,982)	(29,307)
Acquisition of Turkey minority interests	(3,835)	—	—
Acquisition of U.K. retail stores	(2,645)	—	—

Net cash used for investing activities	(34,657)	(12,930)	(84,484)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,031,255	—	1,616,039
Repayments of long-term debt	(979,253)	(13,532)	(1,192,162)
Net decrease in short-term borrowings	(2,975)	(4,018)	(1,732)
Debt issuance costs	(24,632)	(10,844)	(73,049)
Increase in restricted cash	(1,323)	(1,885)	—
Other, net	—	(1,841)	—

Net cash provided by (used for) financing activities	23,072	(32,120)	349,096

Effect of exchange rate changes on cash	(4,650)	1,305	5,037

Net (decrease) increase in cash and cash equivalents	(60,012)	156,151	78,999
Beginning cash and cash equivalents	299,596	143,445	64,446

Ending cash and cash equivalents	$239,584	$299,596	$143,445

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$238,683	$233,512	$191,902
Income taxes	197,315	82,985	167,264
Restructuring initiatives	43,112	143,593	49,727

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2005 and 2004 fiscal years consisted of 52 weeks ended November 27, 2005 and November 28, 2004 and the 2003 fiscal year consisted of 53 weeks ended November 30, 2003. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to certain local statutory requirements and does not include 53 weeks in 2003. All references to years relate to fiscal years rather than calendar years. Certain reclassifications have been made to prior year amounts to reflect the current year presentation.

Nature of Operations

The Company is one of the world’s leading branded apparel companies, with sales in more than 110 countries. The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children under the Levi’s®, Dockers® and Levi Strauss Signature® brands. The Company markets its products in three geographic regions: North America, Europe and Asia Pacific. As of November 27, 2005, the Company employed approximately 9,635 employees.

For the years ended November 27, 2005, November 28, 2004 and November 30, 2003, the Company had one customer, J.C. Penney Company, Inc., that represented approximately 9%, 9% and 11%, respectively of net sales. Net sales to the Company’s ten largest customers totaled approximately 43%, 40% and 43% of net sales for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

Stockholders’ Deficit

The stockholders’ deficit initially resulted from a 1996 recapitalization transaction in which the Company’s stockholders created new long-term governance arrangements, including a voting trust and stockholders’ agreement. As a result, shares of stock of a former parent company, Levi Strauss Associates Inc., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash. The funding for the cash payments in this transaction was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities. The Company’s ability to satisfy its obligations and to reduce its debt depends on the Company’s future operating performance and on economic, financial, competitive and other factors.

Restricted Cash

Restricted cash as of November 27, 2005 and November 28, 2004 was approximately $3.0 million and $1.9 million, respectively, and primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations.

Loss on Early Extinguishment of Debt

During the year ended November 27, 2005, the Company recorded a $66.1 million loss on early extinguishment of debt as a result of its debt refinancing activities during the year. The loss reflected tender offer and redemption premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. Such costs were incurred in conjunction with the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Company’s completion in January 2005 of a tender offer to repurchase $372.1 million of its $450.0 million principal amount 2006 notes, and completion in March and April 2005 of tender offers for and redemptions of its $380.0 million and €125.0 million 2008 notes. (See also Note 7 to the Consolidated Financial Statements).

Correction of Intercompany Accounts

The Company’s results of operations for the year ended November 28, 2004 included a pre-tax benefit of approximately $5.0 million related to the correction of an error in accounting for certain intercompany transactions. The $5.0 million benefit was recorded in cost of goods sold, and represents the cumulative amount of intercompany charges related to a sourcing arrangement between one of the Company’s U.S. subsidiaries and its subsidiary in Mexico that were not properly eliminated in consolidation during the years 1990 through 2003. The amount of such charges in any of the years 1990 through 2003 were not material to the Company’s consolidated results of operations for those periods, nor was the inclusion of the benefit in the results of operations for 2004 considered material.

Income Tax Return to Provision Reconciliation

The Company’s results of operations for the year ended November 28, 2004 included a charge of approximately $6.2 million related to the recording of an adjustment resulting from the completion of the Company’s 2003 U.S. federal income tax return to provision reconciliation in August 2004. The $6.2 million expense was recorded in “Income tax expense” in the Company’s consolidated statements of operations and results from a correction to the projected taxable income that was utilized in connection with the preparation of the 2003 financial statements. The amount of such adjustment was not material to the Company’s consolidated results of operations for 2003, nor is the inclusion of the expense in the results of operations for 2004 considered material.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. The following discussion addresses the Company’s critical accounting policies, which are those that are most important to the portrayal of its financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates that the Company makes are based upon historical factors, current circumstances and the experience and judgment of its management. Management evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods

The Company’s critical accounting policies are summarized below.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Accounts receivable, net.  In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

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

For initiatives commenced after December 31, 2002, the Company recorded restructuring reserves in compliance with Statement of Financial Accounting Standards No. (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with the relevant union representatives or plans adopted that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on revised estimates.

Income tax assets and liabilities.  The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances where it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is also subject to examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes. The Company classifies interest and penalties related to income taxes as income tax expense.

Derivative and foreign exchange management activities.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as Amended and Interpreted”, the Company recognizes all

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

derivatives as assets or liabilities at their fair values. The fair values are determined using widely accepted valuation models that incorporate quoted market prices and dealer quotes and reflect assumptions about currency fluctuations based on current market conditions. The aggregate fair values of derivative instruments used to manage currency exposures are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures.

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense, net” in the Company’s consolidated statements of operations As a result, net income may be subject to volatility. The derivative instruments that qualify for hedge accounting currently hedge the Company’s net investment position in certain of its subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of derivative instruments that qualify for hedge accounting are recorded in the “Accumulated other comprehensive loss” section of the Company’s Stockholders’ Deficit.

Employee benefits.

Pension and Post-retirement Benefits.  The Company has several non-contributory defined benefit retirement plans covering eligible employees. The Company also provides certain health care benefits for employees who meet age, participation and length of service requirements at retirement. In addition, the Company sponsors other retirement or post-employment plans for its foreign employees in accordance with local government programs and requirements. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on the Company’s consolidated financial statements and on its future financial performance.

The Company accounts for its U.S. and certain foreign defined benefit pension plans and its post-retirement or post-employment benefit plans using actuarial models in accordance with SFAS No. 87, “Employers’ Accounting for Pension Plans,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or post-retirement benefit plans should follow the same pattern. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and its credit agreements.

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

Employee Incentive Compensation.  The Company maintains short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company’s short-term and long-term success. Provisions for employee incentive compensation are included in “Accrued salaries, wages and employee benefits” and “Long-term employee related benefits” on the Company’s consolidated balance sheets. Changes in the liabilities for these incentive plans generally correlate with the Company’s financial results and projected future financial performance and could have a material impact on its consolidated financial statements and on future financial performance.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Other Significant Accounting Policies

Cost of Goods Sold.  Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor, manufacturing and sourcing costs, inbound freight, internal transfers and receiving and inspection at manufacturing facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $209.4 million, $215.1 million and $211.6 million for 2005, 2004 and 2003, respectively. Shipping and handling charges billed to the Company’s customers were insignificant.

Advertising Costs.  The Company expenses advertising costs as incurred. Advertising expense is recorded in “Selling, general and administrative expenses” in the Company’s consolidated statements of operations. For 2005, 2004 and 2003, total advertising expense was $332.9 million, $302.6 million and $282.9 million, respectively.

Other Operating Income.  Other operating income primarily represents royalties earned for the use of the Company’s trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees. The Company enters into licensing agreements with the majority of the agreements having a term of at least one year. Such amounts are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements. Royalty income for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 was $68.3 million, $52.0 million and $39.9 million, respectively.

Other (Income) Expense, Net.  Significant components of other (income) expense, net are summarized below:

	Year Ended
	November 27, 2005	November 28, 2004	November 30, 2003
	(Dollars in thousands)

Foreign exchange management losses	$1,062	$26,809	$84,803
Foreign currency transaction gains	(14,724)	(15,028)	(20,960)
Interest income	(7,965)	(3,933)	(4,470)
Minority interest — Levi Strauss Japan K.K.	1,847	709	2,270
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	1,309	65	(725)
Other	(4,586)	(3,172)	(9,895)

Total	$(23,057)	$5,450	$51,023

(1)	On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from the joint venture was attributed to the Company.

The Company’s foreign exchange risk management activities includes the use of instruments such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in “Other (income) expense, net” in the Company’s consolidated statements of operations. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “Other (income) expense, net” in the Company’s consolidated statements of operations.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “Other (income) expense, net” in the Company’s consolidated statements of operations. In addition, at the settlement date of foreign currency transactions, foreign currency (gains) losses are recorded in “Other (income) expense, net” in the Company’s consolidated statements of operations to reflect the difference between the spot rate effective at the settlement date and the historical rate at which the transaction was originally recorded.

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

Minority Interest.  Minority interest was included in “Other (income) expense, net,” in the Company’s consolidated statements of operations and in “Minority interest” in the Company’s consolidated balance sheets, and includes a 16.4% minority interest of Levi Strauss Japan K.K., the Company’s Japanese affiliate, and through March 31, 2005, a 49.0% minority interest of Levi Strauss Istanbul Konfeksiyon, the Company’s Turkish affiliate. On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey; subsequent to that date, all income from the joint venture was attributed to the Company.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates fair market value.

Property, Plant and Equipment.  Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is carried at cost less accumulated amortization and is amortized over three years on a straight-line basis.

Goodwill and Other Intangible Assets.  The Company adopted the provision of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2003. Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Under SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Intangible assets are primarily comprised of owned trademarks with indefinite useful lives. Under SFAS 142, intangible assets with indefinite lives are not amortized. The Company’s remaining intangible assets are amortized over their estimated useful lives ranging from five to twelve years.

Long-Lived Assets.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

Translation Adjustment.  The functional currency for most of the Company’s foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a separate component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets.

The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies. The translation adjustments for these entities, as applicable, are included in “Other (income) expense, net” in the Company’s statements of operations.

Self-Insurance.  The Company is partially self-insured for workers’ compensation and certain employee health benefits. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses. Actual losses could differ from accrued amounts. (See Note 15 to the Consolidated Financial Statements)

Workers’ Compensation.  The Company carries insurance deductibles of $200,000 per occurrence for workers’ compensation. Insurance has been purchased for significant claims in excess of $200,000 per occurrence up to statutory limits. Aggregate insurance in the amount of $5.0 million was purchased during the period December 1, 2004 through November 27, 2005 for losses in excess of $6.3 million in the aggregate.

Health Benefits.  The Company provides medical coverage to substantially all eligible active and retired employees and their dependents under either a fully self-insured arrangement or an HMO insured plan. There is stop-loss coverage for active salaried employees (as well as those salaried retirees who retired after June 1, 2001) that has a $1.0 million lifetime limit on medical coverage and stop loss coverage for all active hourly employees. This stop-loss coverage provides payment on the excess of any individual claim incident over $500,000 for salaried employees and $300,000 for hourly employees in any given year.

New Accounting Standards

SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

SFAS No. 123(R), Share-Based Payment.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. For nonpublic entities, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, which for the Company will be as of the beginning of fiscal 2007. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for the Company will be as of the beginning of fiscal 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 2:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is summarized below:

	Additional		Unrealized
	Minimum	Net	Gain on
	Pension	Investment	Marketable	Translation
	Liability	Hedges	Securities	Adjustments	Totals
	(Dollars in thousands)

Accumulated other comprehensive income (loss) at November 24, 2002	$(84,441)	$28,350	$—	$(25,918)	$(82,009)

Gross changes	(6,593)	(39,347)	—	16,572	(29,368)
Tax	2,080	14,983	—	(3,221)	13,842

Other comprehensive income (loss), net of tax	(4,513)	(24,364)	—	13,351	(15,526)

Accumulated other comprehensive income (loss) at November 30, 2003	(88,954)	3,986	—	(12,567)	(97,535)

Gross changes	20,816	(19,956)	377	7,174	8,411
Tax	(8,114)	7,759	(147)	(16,051)	(16,553)

Other comprehensive income (loss), net of tax	12,702	(12,197)	230	(8,877)	(8,142)

Accumulated other comprehensive income (loss) at November 28, 2004	(76,252)	(8,211)	230	(21,444)	(105,677)

Gross changes	(30,578)	34,876	153	(21,878)	(17,427)
Tax	11,583	(13,434)	(59)	12,229	10,319

Other comprehensive income (loss), net of tax	(18,995)	21,442	94	(9,649)	(7,108)

Accumulated other comprehensive income (loss) at November 27, 2005	$(95,247)	$13,231	$324	$(31,093)	$(112,785)

NOTE 3:	RESTRUCTURING RESERVES

Summary

The following describes the activities associated with the Company’s business transformation initiatives since 2002, including manufacturing plant closures and organizational changes. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and other reorganization initiatives. Other restructuring costs primarily relate to lease liability and facility closure costs. Reductions consist of payments for severance, employee benefits, and other restructuring costs, and the effect of foreign exchange differences.

The total balance of the reserves at November 27, 2005 and November 28, 2004 was $22.7 million and $50.8 million, respectively. For the year ended November 27, 2005, the Company recognized restructuring charges, net of reversals, of $16.6 million. Restructuring charges in 2005 relate primarily to current period activities associated with 2004 U.S., Europe and Dockers® Europe reorganization initiatives described below. The Company expects to utilize a substantial amount of the restructuring reserves over the next 12 months. The $8.1 million non-

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

current portion of restructuring reserves at November 27, 2005 primarily relates to lease costs, net of estimated sub-lease income, associated with exited facilities, and is included in “Other long-term liabilities” on the Company’s consolidated balance sheets.

The following table summarizes the 2005 activity, and the reserve balances as of November 28, 2004 and November 27, 2005, associated with the Company’s reorganization initiatives:

	Restructuring					Restructuring
	Reserve at					Reserve at
	November 28,	Restructuring	SG&A	Restructuring	Restructuring	November 27,
	2004	Charges	Reversals	Reductions	Reversals	2005
	(Dollars in thousands)

2004 Reorganization initiatives	$36,904	$20,548	$—	$(32,251)	$(3,570)	$21,631
2003 and 2002 Reorganization initiatives	13,935	785	(95)	(10,861)	(2,740)	1,024

Total	$50,839	21,333	$(95)	$(43,112)	$(6,310)	$22,655

Asset write-off		1,610

Total		$22,943

Current portion of restructuring reserves	$41,995					$14,594
Non-current portion of restructuring reserves	8,844					8,061

Total	$50,839					$22,655

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

2004 Reorganization Initiatives

The table below displays, for the 2004 reorganization initiatives, the restructuring activity for the year ended November 27, 2005, the balance of the restructuring reserves as of November 27, 2005 and cumulative charges to date.

	Restructuring				Restructuring	Cumulative
	Reserve at				Reserve at	Restructuring
	November 28,	Restructuring	Restructuring	Restructuring	November 27,	Charges
	2004	Charges	Reductions(8)	Reversals(9)	2005	to Date(10)
	(Dollars in thousands)
2004 Spain Plant Closures(1)
Severance and employee benefits	$2,425	$483	$(2,736)	$—	$172	$26,558
Other restructuring costs	3	504	(413)	(31)	63	1,676

Total	2,428	987	(3,149)	(31)	235	28,234

2004 Australia Plant Closure(2)
Severance and employee benefits	751	59	(709)	—	101	2,621
Other restructuring costs	—	—	—	—	—	—

Total	751	59	(709)	—	101	2,621

2004 U.S. Organizational Changes(3)
Severance and employee benefits	4,852	1,688	(4,905)	(761)	874	11,420
Other restructuring costs	14,543	3,178	(4,056)	(159)	13,506	18,677
Asset write-off	—	—	—	—	—	543

Total	19,395	4,866	(8,961)	(920)	14,380	30,640

2004 Europe Organizational Changes(4)
Severance and employee benefits	9,702	6,731	(11,716)	(1,645)	3,072	19,159
Other restructuring costs	1,098	1,729	(535)	(456)	1,836	2,446

Total	10,800	8,460	(12,251)	(2,101)	4,908	21,605

Asset write-off (5)		1,610				1,610

2004 Dockers® Europe Organizational Changes(6)
Severance and employee benefits	1,349	2,385	(3,143)	(364)	227	3,472
Other restructuring costs	—	3,694	(1,782)	(132)	1,780	3,562

Total	1,349	6,079	(4,925)	(496)	2,007	7,034

2004 Indefinite Suspension of ERP Installation(7)
Severance and employee benefits	520	97	(595)	(22)	—	2,676
Other restructuring costs	1,661	—	(1,661)	—	—	6,668
Asset write-off	—	—	—	—	—	33,417

Total	2,181	97	(2,256)	(22)	—	42,761

Total — 2004 reorganization initiatives	$36,904	$22,158	$(32,251)	$(3,570)	$21,631	$134,505

(1)	During the year ended November 28, 2004, the Company closed its two owned and operated manufacturing plants in Spain. A portion of the property, plant and equipment was sold in March 2005 for a gain of approximately $3.6 million. The Company sold the remaining property, plant and equipment in October 2005 for approximately $0.2 million. Current period charges represent additional severance and employee benefits and facility closure costs. The Company expects to incur no additional restructuring costs in connection with this action.

(2)	During the year ended November 28, 2004, the Company closed its owned and operated manufacturing plant in Adelaide, Australia. In December 2005, the Company sold the manufacturing plant, along with its Adelaide distribution center and business office, for approximately $2.1 million and is leasing back the distribution center and business office for an initial period of two years. The lease

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

agreement contains two renewal options, each for a term of two years. The Company expects to incur no additional restructuring costs in connection with this action.

(3)	During the year ended November 28, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. Current period charges represent additional severance and employee benefits and costs associated with remaining lease liabilities. The Company estimates that it will incur future additional restructuring charges principally related to costs associated with remaining lease liabilities of approximately $1.8 million.

(4)	During the year ended November 28, 2004, the Company commenced additional reorganization actions in its overall European operations which will result in the displacement of approximately 160 employees, 145 of which had been displaced at November 27, 2005. Current period charges represent additional severance and employee benefits primarily related to headcount reductions at the Company’s distribution centers in Europe and other facility closure costs. The Company estimates that it will incur additional restructuring charges of approximately $2.0 million relating to these actions, principally in the form of severance and employee benefits payments and facility closure costs, which will be recorded as they become probable and estimable.

(5)	During the year ended November 27, 2005, the Company entered into negotiations to sell its manufacturing plant in Hungary for approximately $2.4 million, and recognized a $1.6 million impairment charge to record the related assets at their estimated fair value. The sale is expected to close in the first quarter of 2006. No significant severance or benefits charges are expected as a result of this action as the plant employees are expected to remain employed by the new ownership. The Company expects to incur additional charges of approximately $0.3 million, which will be recorded as they become probable and estimable.

(6)	During the year ended November 28, 2004, the Company commenced reorganization actions in its Dockers® business in Europe. During the year ended November 27, 2005, the Company transferred and consolidated its Dockers® operations into the European headquarters in Brussels. Current period charges represent additional severance and employee benefits and facility closure costs. The Company expects to incur no additional restructuring costs in connection with this action.

(7)	In December 2003, the Company indefinitely suspended the installation of a worldwide enterprise resource planning system in order to reduce costs and prioritize work and resource use. The Company expects to incur no additional restructuring costs in connection with this action.

(8)	Reductions consist of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.

(9)	Restructuring reversals of approximately $3.6 million recorded by the Company for the year ended November 27, 2005 related primarily to lower than anticipated severance and employee benefit costs.

(10)	Amounts represent cumulative restructuring charges, net of reversals, from the initiative’s inception through November 27, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

2003 and 2002 Reorganization Initiatives

The table below displays, for the 2003 and 2002 reorganization initiatives, the restructuring activity for the year ended November 27, 2005, the balance of the restructuring reserves as of November 27, 2005 and the cumulative charges to date.

	Restructuring					Restructuring	Cumulative
	Reserve at					Reserve at	Restructuring
	November 28,	Restructuring	SG&A	Restructuring	Restructuring	November 27,	Charges
	2004	Charges	Reversals(4)	Reductions(5)	Reversals	2005	to date(6)
	(Dollars in thousands)
2003 U.S. Organizational Changes(1)
Severance and employee benefits	$3,033	$29	—	$(2,127)	$(910)	$25	$28,780
Other restructuring costs	66	—	—	(13)	(53)	—	970

Total	3,099	29	—	(2,140)	(963)	25	29,750

2003 North America Plant Closures(2)
Severance and employee benefits	6,624	251		(5,804)	(603)	468	45,298
Other restructuring costs	1,800	372		(1,706)	(466)	—	7,987
Asset write-off	—	—	—	—	—	—	12,212

Total	8,424	623	—	(7,510)	(1,069)	468	65,497

2003 Europe Organizational Changes(3)
Severance and employee benefits	1,827	115		(942)	(588)	412	26,993
Other restructuring costs	291	18		(131)	(120)	58	1,524

Total	2,118	133	—	(1,073)	(708)	470	28,517

2002 Europe Reorganization Initiatives(4)
Severance and employee benefits	275	—	(80)	(134)	—	61	6,947
Other restructuring costs	19	—	(15)	(4)	—	—	50

Total	294	—	(95)	(138)	—	61	6,997

Total 2003 and prior reorganization initiatives	$13,935	$785	$(95)	$(10,861)	$(2,740)	$1,024	$123,764

(1)	In September 2003, the Company commenced a reorganization of its U.S. business to further reduce the time it takes from initial product concept to placement of the product on the retailer’s shelf and to reduce costs. During year ended November 27, 2005, the Company reversed approximately $1.0 million of charges primarily related to revised COBRA and annual incentive plan liabilities. The Company expects to incur no significant additional restructuring charges in connection with this initiative.

(2)	In January 2004, the Company closed its sewing and finishing operations in San Antonio, Texas and in March 2004, the Company closed three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario. Current year charges represent additional severance, employee benefits and facility closure costs. During the year ended November 27, 2005, the Company reversed approximately $0.6 million of charges related to lower than anticipated severance and employee benefit costs and $0.5 million related to facility closure costs. The $0.5 million reserve balance at November 27, 2005 primarily relates to remaining salary and benefit payments that are scheduled to be paid out in 2006. The Company expects to incur no significant additional restructuring charges in connection with this initiative.

(3)	During the fourth quarter of 2003, the Company commenced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. Current year charges represent additional severance and employee benefit costs. During the year ended November 27, 2005, the Company reversed approximately $0.7 million of charges primarily related to severance agreements that had been finalized during the period. The $0.5 million reserve balance at November 27, 2005 primarily relates to salary and benefit payments that are scheduled to be paid out in 2006. The Company expects to incur no additional restructuring charges in connection with this action.

(4)	In November 2002, the Company initiated the first of a series of reorganization initiatives affecting several countries to realign its resources with its European sales strategy to improve customer service, reduce operating costs and streamline product distribution activities. These actions included the closures of the leased distribution centers in Belgium, France and Holland during the first half of 2004. All costs related

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

to the 2002 Europe reorganization were charged to selling, general and administrative expenses as the activity did not qualify for restructuring expense treatment. Reversals in 2005 related primarily to lower than anticipated severance and employee benefit costs. The Company expects to incur no additional charges in connection with these initiatives.

(5)	Reductions consist primarily of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.

(6)	Amounts represent cumulative charges, net of reversals, from the initiative’s inception through November 27, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 4:	INCOME TAXES

The Company’s income tax expense was $126.7 million for the year ended November 27, 2005 compared to $65.1 million for the year ended November 28, 2004. The increase in income tax expense was primarily driven by the increase in the Company’s income before taxes, partially offset by valuation allowance reversals.

The U.S. and foreign components of income (loss) before taxes were as follows:

	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

Domestic	$95,052	$(1,207)	$(62,762)
Foreign	187,549	96,732	31,470

Total income (loss) before income taxes	$282,601	$95,525	$(31,292)

Income tax expense consisted of the following:

	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

U.S. Federal
Current	$80,176	$11,174	$86,538
Deferred	2,529	15,331	188,802

	82,705	26,505	275,340

U.S. State
Current	5,758	(678)	6,629
Deferred	11,193	(5,830)	4,309

	16,951	(6,508)	10,938

Foreign
Current	38,893	25,893	35,986
Deferred	(11,895)	19,245	(4,239)

	26,998	45,138	31,747

Consolidated
Current	124,827	36,389	129,153
Deferred	1,827	28,746	188,872

Total income tax expense	$126,654	$65,135	$318,025

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

The Company’s income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income (loss) before taxes as follows:

	Year Ended
	November 27,		November 28,		November 30,
	2005		2004		2003
	(Dollars in thousands)
		%		%		%

Income tax expense at U.S. federal statutory rate	$98,910	35.0%	$33,434	35.0%	$(10,953)	35.0%
State income taxes, net of U.S. federal impact	8,777	3.1%	(20,257)	(21.2)%	(3,488)	11.1%
Change in valuation allowance	(62,432)	(22.1)%	37,133	38.9%	282,448	(902.6)%
Impact of foreign operations	86,290	30.5%	(8,711)	(9.1)%	39,741	(127.0)%
Reassessment of reserves due to change in estimate	(9,612)	(3.4)%	15,985	16.7%	12,911	(41.3)%
Other, including non-deductible expenses	4,721	1.7%	7,551	7.9%	(2,634)	8.4%

Total	$126,654	44.8%	$65,135	68.2%	$318,025	(1016.4)%

State income taxes, net of U.S. federal impact.  The “State income taxes, net of U.S. federal impact” item above primarily reflects the current and deferred state income tax expense, net of related federal benefit. For 2005, this line includes approximately $4.7 million of expense related to remeasuring deferred tax assets to account for a decrease in the overall effective state tax rate resulting from changes in statutory state income tax rates and the effect of changes in the Company’s apportionment ratios. In 2004, this line included a non-recurring benefit of approximately $8.3 million arising from remeasuring deferred tax assets to account for an increase in the overall effective tax state tax rate.

Change in valuation allowance.  The “Change in valuation allowance” item above relates to movement in the valuation allowance against deferred tax assets for foreign tax credits, state and foreign net operating loss carryforwards, and other foreign deferred tax assets. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company used in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The valuation allowance decreased by $83.4 million for the year ended November 27, 2005, and increased by $37.1 million and $282.4 million for the years ended November 28, 2004 and November 30, 2003, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

The $83.4 million decrease in the valuation allowance for the year ended November 27, 2005 reflects the following changes:

	Valuation			Valuation
	Allowance at	Current Year	Current Year	Allowance at
	November 28, 2004	Additions	(Reductions)	November 27, 2005
	(Dollars in thousands)

Foreign tax credits on unremitted foreign earnings	$147,035	$—	$(1,529)	$145,506
Foreign net operating loss carryforwards and other foreign deferred tax assets	152,786	—	(63,157)	89,629
U.S. state net operating loss carryforward	36,343	2,254	—	38,597
Foreign tax credit carryforwards	50,519	—	(20,978)	29,541

Total	$386,683	$2,254	$(85,664)	$303,273

The $83.4 million decrease in the valuation allowance for the year ended November 27, 2005 was primarily driven by the net reversal of $62.4 million of valuation allowance which was recorded as a reduction in income tax expense for the year. This $62.4 million net reversal was comprised of $63.2 million of reversal relating to foreign net operating loss carryforwards and other foreign deferred tax assets and $1.5 million of reversal relating to foreign tax credits on unremitted foreign earnings, partially offset by $2.3 million of additional valuation allowances established for U.S. state net operating loss carryforwards. The $63.2 million relating to foreign net operating loss carryforwards and other foreign deferred tax assets was reversed primarily due to current year operating income in the relevant foreign jurisdictions. In addition, the net $83.4 million decrease in the valuation allowance for the year ended November 27, 2005 includes $21.0 million relating to a decrease in the related gross deferred tax asset for certain foreign tax credit carryforwards on the U.S. federal income tax return.

The $37.1 million net increase in valuation allowance for the year ended November 28, 2004 relates primarily to net operating loss carryforwards and foreign tax credit carryforwards, offset by a decrease relating to U.S. alternative minimum tax credit carryforwards.

The $282.4 million increase for the year ended November 30, 2003 relates primarily to deferred tax assets for foreign tax credits, alternative minimum tax credits, and certain state and foreign net operating loss carry forwards. The valuation allowances were established during 2003 as it became more likely than not the Company would not realize a benefit from those assets.

Impact of foreign operations.  The “Impact of foreign operations” item above includes the additional taxation of foreign profits in jurisdictions with rates in excess of the U.S. federal statutory rate and the impact of foreign withholding taxes. The 30.5% increase for 2005 primarily reflects an accrual for the additional U.S. residual income tax that is expected to be imposed upon a distribution of unremitted foreign earnings. For 2004, the most significant reconciling items include an additional expense of approximately $20.9 million relating to the Company’s decision to deduct, rather than credit, foreign tax payments, a benefit of approximately $11.2 million relating to the Company’s decision to remove foreign withholding taxes from its calculation of the residual tax due upon the expected future repatriation of foreign earnings, and a benefit of approximately $25.2 million relating primarily to profits and losses earned in foreign jurisdictions with valuation allowances against net operating loss carryforwards. For 2003, the significant reconciling items include the impact of deducting foreign tax payments and the impact of profits and losses in certain tax jurisdictions.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Reassessment of reserves due to change in estimate.  The “Reassessment of reserves due to change in estimate” item above relates to changes in the Company’s estimate of its contingent income tax liabilities. In 2005, the $9.6 million decrease in contingent tax liabilities relates primarily to a reduction of approximately $11.3 million in foreign contingent liabilities relating to a favorable court decision in The Netherlands and a $6.0 million reduction in U.S. federal contingent liabilities, partially offset by an increase for existing and newly identified state and foreign tax contingencies of $7.7 million identified during the year. The $6.0 million reduction in U.S. federal contingent liabilities is comprised of a release of prior year tax liabilities of approximately $8.9 million which relates primarily to agreements reached with the Internal Revenue Service described below, partially offset by additional net interest for the 2005 fiscal year of approximately $2.9 million. In 2004, the total increase of $16.0 million includes additional contingent foreign tax liabilities of approximately $7.8 million, additional net U.S. contingent tax liabilities of approximately $3.4 million, and annual interest on prior year tax liabilities of approximately $4.8 million, net of the related tax benefit.

Other, including non-deductible expenses.  The “Other, including non-deductible expenses” item above included approximately $2.6 million of expense in 2005 relating primarily to items that are expensed for financial statement purposes but that are not deductible for U.S. federal income tax purposes. In addition, the 2005 amount included $2.1 million related to the reconciliation of the Company’s 2004 annual tax provision to its annual U.S. federal, state and foreign corporate income tax returns. For 2004, this item included $6.2 million of expense related to the reconciliation of the Company’s fiscal year 2003 tax provision to its fiscal year 2003 U.S. federal corporate income tax return.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

The temporary basis differences that give rise to deferred tax assets and deferred tax liabilities as of November 27, 2005 and November 28, 2004 were as follows:

	2005	2004
	Deferred	Deferred
	Tax Assets	Tax Assets
	(Liabilities)	(Liabilities)
	(Dollars in thousands)

Deferred tax assets/(liabilities):
Foreign tax credits on unremitted foreign earnings	$223,854	$226,208
Post-retirement benefits	182,300	214,666
Federal net operating loss carryforward	235,905	149,838
Employee compensation and benefit plans	130,138	133,667
Foreign net operating loss carryforward	82,869	133,569
Other	70,558	77,197
Additional minimum pension liability	57,365	46,804
Restructuring and special charges	12,301	22,350
Prepaid royalty income	—	17,138
Inventory basis difference	20,678	21,457
Foreign tax credit carryforward	29,541	50,519
State net operating loss carryforward	38,597	36,343
Alternative minimum tax credit carryforward	7,577	24,291
Depreciation and amortization	4,685	(5,996)
Foreign exchange gains and losses	(7,856)	9,799
Additional U.S. tax on unremitted foreign earnings	(191,455)	(184,373)

Subtotal	897,057	973,477
Less: Valuation allowance	(303,273)	(386,683)

Total net deferred tax assets	$593,784	$586,794

At November 27, 2005, cumulative foreign operating losses of approximately $269.7 million generated by the Company were available to reduce future taxable income. Approximately $29.3 million of these operating losses expire between the years 2006 and 2015. The remaining $240.4 million carry forward indefinitely. The gross deferred tax asset for the cumulative foreign operating losses of approximately $82.9 million is partially offset by a valuation allowance of approximately $68.9 million to reduce this gross asset to the amount that will more likely than not be realized.

At November 27, 2005, the Company had a U.S. federal net operating loss carryforward of approximately $674 million that will begin to expire in 2022 if not utilized. The utilization of such net operating loss and credit carryforwards could be subject to a substantial annual limitation due to future “changes in ownership”, as defined by provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions. Should the Company become subject to this annual limitation, it may result in the expiration of the net operating loss and credit carryforwards before utilization. The gross deferred asset relating to these loss carryforwards of approximately $235.9 million is not offset by a valuation allowance due primarily to taxable temporary differences relating to the Company’s unremitted foreign earnings. The increase in this deferred tax asset during 2005 primarily relates to additional current year losses for federal income tax purposes and changes relating to the settlement of Internal Revenue Service examinations of prior years, as discussed further below.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

At November 27, 2005, the Company had foreign tax credit carryforwards of approximately $29.5 million that will begin to expire in 2010 if not utilized. These foreign tax credit carryforwards are completely offset by a valuation allowance due to the remaining carryforward period and limitations in the tax law regarding usage.

At November 27, 2005, the Company had alternative minimum tax credit carryforwards of approximately $7.6 million which carryforward indefinitely.

In addition, at November 27, 2005, the Company had a deferred tax asset of approximately $38.6 million relating to state net operating loss carryforwards. These losses are scheduled to expire between 2006 and 2025 if not utilized. This deferred tax asset is completely offset by a valuation allowance as based on currently available evidence it is more likely than not the losses will expire unused.

Examination of Tax Returns.  During the year ended November 27, 2005, the Company reached agreements with the Internal Revenue Service to resolve its ongoing examinations of its 1986-1999 tax returns.

In June 2005, the Company reached an agreement with the Appeals division of the Internal Revenue Service regarding the examination of the Company’s consolidated U.S. federal income tax returns for the years 1986-1989. As a result of that agreement, the examination of the Company’s income tax returns for those periods is closed and the Company reduced its contingent U.S. federal tax liabilities by approximately $4.2 million during the three months ended May 29, 2005.

In August 2005, the Company completed settlement discussions with the Internal Revenue Service relating to the Company’s consolidated U.S. federal income tax returns for the years 1990-1999. As a result of this settlement agreement, the examination of the Company’s income tax returns for those periods is closed and the Company reduced its contingent U.S. tax liabilities by approximately $4.1 million during the three months ended August 28, 2005. This $4.1 million reduction in income tax expense reflects a net decrease in federal income tax expense of approximately $6.5 million and an increase to state income tax expense, net of federal tax benefits, of approximately $2.4 million. The net decrease to federal income tax expense of $6.5 million relates primarily to a decrease in the Company’s liability associated with its unremitted foreign earnings of approximately $12.3 million, partially offset by $5.8 million of additional net federal income tax expense relating to an increase in taxes payable and changes in the Company’s net operating loss carryforwards, alternative minimum tax credit carryforward and other tax attributes. In connection with the 1990-1999 settlement, the Company made total payments to the Internal Revenue Service of approximately $99.6 million in October, 2005.

The Internal Revenue Service has not yet begun an examination of the Company’s 2000-2004 U.S. federal corporate income tax returns. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Company continuously reviews issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of its reserves. The Company believes that its accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at November 27, 2005. However, it is reasonably possible the Company may also incur additional income tax liabilities related to prior years. The Company estimates this additional potential exposure to be approximately $10.6 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $10.6 million amount was not accrued as of November 27, 2005 because it did not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

Reclassifications.  During fiscal 2005, the Company reclassified approximately $17.4 million of contingent tax liabilities from current to non-current to reflect the expected resolution of these items.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) were as follows:

	November 27,	November 28,
	2005	2004
	(Dollars in thousands)

Land	$28,699	$34,294
Buildings and leasehold improvements	321,265	351,057
Machinery and equipment	442,894	477,284
Capitalized internal-use software	43,522	34,515
Construction in progress	15,351	5,566

Total PP&E	851,731	902,716
Accumulated depreciation	(471,545)	(486,439)

PP&E, net	$380,186	$416,277

At November 27, 2005 and November 28, 2004, the Company had approximately $2.1 million and $2.3 million, respectively, of long-lived assets held for sale included in property, plant and equipment. Long-lived assets held for sale as of November 27, 2005 primarily relate to the pending sale of the Company’s manufacturing plant in Hungary for approximately $2.4 million, which is expected to close in the first quarter of 2006.

Depreciation expense for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 was $58.5 million, $62.4 million and $63.9 million, respectively.

Construction in progress at November 27, 2005 and November 28, 2004, primarily related to the installation of various software systems in Asia and the United States.

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $202.3 million and $199.9 million as of November 27, 2005 and November 28, 2004, respectively. The changes in the carrying amount of goodwill by business segment for the year ended November 27, 2005 were as follows:

	Goodwill Balance	Goodwill Acquired	Goodwill Balance
	November 28, 2004	During 2005	November 27, 2005
	(Dollars in thousands)

U.S. Levi’s® brand	$199,905	$—	$199,905
Europe	—	2,345	2,345

Total	$199,905	$2,345	$202,250

During 2005, the Company’s subsidiary in the United Kingdom signed an agreement to purchase seven Levi’s® stores and five factory outlets from one of its retail customers in the United Kingdom for a total purchase price of approximately $4 million. As of November 27, 2005, the Company had purchased 6 of the Levi’s® stores for $2.6 million, and recorded $2.4 million of goodwill in connection with this transaction. The purchase of the remaining store and factory outlets is expected to occur in the first quarter of 2006.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Other intangible assets were as follows:

	November 27, 2005			November 28, 2004
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Amortized intangible assets:
Other intangible assets	$2,599	$(1,081)	$1,518	$3,103	$(720)	$2,383
Unamortized intangible assets:
Trademarks and other intangible assets	44,197	—	44,197	44,396	—	44,396

	$46,796	$(1,081)	$45,715	$47,499	$(720)	$46,779

Amortization expense for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 was approximately $0.9 million, $0.2 million and $0.3 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s finite lived intangible assets as of November 27, 2005 is estimated at approximately $0.3 million per year.

As required under SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performed its annual impairment test on its goodwill and indefinite lived intangible assets in the fourth quarter of 2005 and determined that no impairment to the carrying value existed for its goodwill or indefinite lived intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 7:	LONG-TERM DEBT

Long-term debt is summarized below:

	November 27,	November 28,
	2005	2004
	(Dollars in thousands)

Long-term debt
Secured:
Term loan	$491,250	$495,000
Revolving credit facility	—	—
Customer service center equipment financing(1)	—	55,936
Notes payable, at various rates	133	408

Subtotal	491,383	551,344

Unsecured:
Notes:
7.00%, due 2006(2)	77,782	449,095
11.625% Dollar denominated, due 2008(3)	—	378,022
11.625% Euro denominated, due 2008(3)	—	165,260
12.25% Senior Notes, due 2012	571,924	571,671
9.75% Senior Notes, due 2015(2)	450,000	—
Floating rate notes due 2012(3)	380,000	—
8.625% Euro notes, due 2013(3)	176,280	—
Yen-denominated Eurobond 4.25%, due 2016	167,588	194,534

Subtotal	1,823,574	1,758,582
Current maturities	(84,055)	(61,203)

Total long-term debt	$2,230,902	$2,248,723

Short-term debt:
Short-term borrowings	$11,742	$13,962
Current maturities of long-term debt	84,055	61,203

Total short-term debt	$95,797	$75,165

Total long-term and short-term debt	$2,326,699	$2,323,888

(1)	In December 1999, the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. On December 7, 2004, the Company paid at maturity the remaining principal outstanding under this facility of $55.9 million.

(2)	In December 2004, the Company issued $450.0 million in Senior Notes due 2015 and in January 2005 subsequently repurchased $372.1 million of the outstanding notes due 2006.

(3)	In March 2005, the Company issued $380.0 million in Floating Rate Senior Notes due 2012, which are referred to as the 2012 floating rate notes, and €150.0 million in Euro Senior Notes due 2013, which are referred to as the 2013 Euro notes, and in March and April 2005 subsequently repurchased or redeemed all of the outstanding notes due 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Senior Secured Term Loan and Senior Secured Revolving Credit Facility

Principal Amount; Use of Proceeds.  On September 29, 2003, the Company entered into a $500.0 million senior secured term loan agreement and a $650.0 million senior secured revolving credit facility. The Company used the borrowings under these agreements to refinance the Company’s January 2003 senior secured credit facility and the Company’s 2001 domestic receivables securitization agreement, and for working capital and general corporate purposes.

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

The Company is permitted to prepay the term loan at any time, subject to the payment of certain make-whole premiums to the lenders if the Company desires to prepay the loans outside of certain prepayment periods. The periods during which these make-whole premiums are applicable to voluntary prepayments depend on whether or not the Company has, as of March 31, 2006, refinanced, repaid or otherwise set aside funds for the repayment of all of the Company’s senior unsecured notes due 2006 as required by the term loan agreement. The make-whole premium is calculated by (i) taking the present value of all interest payments due through to the end of the relevant make-whole period plus (ii) any additional prepayment premium (as described below) if such prepayment were made on the day after the relevant make-whole period. If the Company chooses to prepay the term loan outside of the make-whole periods, the Company is not required to pay any make-whole premium, but the Company will be required to pay a prepayment premium based on a percentage (which declines over time) of the principal amount of the term loan prepaid. The Company’s term loan also requires mandatory prepayments in specified circumstances, such as if the Company engages in a sale of certain intellectual property assets.

Revolving Credit Facility.  The revolving credit facility is an asset-based facility, in which the borrowing availability varies according to the levels of the Company’s domestic accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The maturity date of the facility is September 29, 2007, at which time all borrowings under the facility must be repaid. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales.

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

Early Maturity or Default if Notes Not Refinanced.  The term loan agreement requires the Company to refinance, repay or otherwise irrevocably set aside funds for all of the Company’s senior unsecured notes due 2006 not later than six months prior to its maturity date, failing which the maturity of the term loan is accelerated to a date three months prior to the scheduled maturity date of the 2006 notes. As a result, unless the Company has refinanced, repaid or otherwise irrevocably set aside funds for the payment of all of the 2006 notes by May 1, 2006, the term

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

loan will become due on August 1, 2006. The term loan agreement also has similar conditions for the 2008 notes, which were satisfied during the second quarter of 2005. See “Senior Notes due 2008” below.

The Company may satisfy the 2006 notes refinancing requirement under the term loan in one of two ways. First, the Company may refinance the 2006 notes by issuing new debt on terms similar to those of the Company’s 12.25% notes due 2012 and using the proceeds to repurchase, repay or otherwise irrevocably set aside the funds for the notes. Second, the Company may repurchase or otherwise set aside funds to repay the 2006 notes if the Company meets specified conditions. Those conditions include the Company maintaining (after giving effect of the repayment on a pro forma basis) a leverage ratio that does not exceed 4.75 to 1.0 and an interest coverage ratio that exceeds 1.85 to 1.0. These ratios apply only under certain circumstances to the notes refinancing requirement; they are not ongoing financial covenants.

The Company classifies its senior secured term loan as non-current as of November 27, 2005. The Company has the ability and expects to either satisfy the 2006 refinancing condition, thereby avoiding early maturity of the senior secured term loan, or to refinance the senior secured term loan with debt that would in effect extend the maturity of the underlying debt beyond one year.

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

Guarantees and Security.  The Company’s obligations under each of the term loan and revolving credit facility are guaranteed by the Company’s domestic subsidiaries. The revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries, 65% of the stock of certain foreign subsidiaries and other assets. Excluded from the assets securing the revolving credit facility are all of the Company’s most valuable real property interests and all of the capital stock of the Company’s affiliates in Germany and the United Kingdom and any other affiliates that become restricted subsidiaries under the indenture governing the Company’s notes due 2006 and the Yen-denominated Eurobond due 2016 (such restricted subsidiaries also are not permitted to be guarantors). The term loan is secured by a lien on trademarks,copyrights and other related intellectual property and by a second-priority lien on the assets securing the revolving credit facility.

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

As of November 27, 2005, the Company was in compliance with the consolidated senior secured leverage ratio.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Revolving Credit Fixed Charge Coverage Ratio.  The revolving credit facility contains a consolidated fixed charge coverage ratio. The ratio is measured only if certain availability thresholds are not met. In that case, the ratio is measured as of the end of each month. This ratio is generally defined as the ratio of (i) EBITDA less the sum of (a) capital expenditures and (b) the provision for federal, state and local income taxes for the current period to (ii) the sum of (x) interest charges paid in cash for the relevant period and (y) repayments of scheduled debt during the period. The Company is required to maintain a ratio of at least 1.0 to 1.0 when the covenant is required to be tested. As of November 27, 2005, the Company was not required to perform this calculation.

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

Covenants.  The term loan and the revolving credit facility each contain customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and the Company’s subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in the Company’s corporate structure.

Certain Mergers and Asset Sales Permitted under Term Loan.  The term loan permits the Company to merge or sell all or substantially all of the Company’s assets, subject to certain conditions (including financial ratios) similar to those contained in the merger covenant in the indentures relating to the Company’s 2012 notes, 2012 floating rate notes, 2013 Euro notes and 2015 notes.

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

Customer Service Center Equipment Financing

In December 1999, the Company entered into a secured financing transaction consisting of a five-year credit facility secured by owned equipment at customer service centers (distribution centers) located in Nevada, Mississippi and Kentucky. On December 7, 2004, the Company paid at maturity the remaining principal outstanding under this facility of $55.9 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

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

In December 2004, the Company commenced a cash tender offer for the outstanding principal amount of the 2006 notes. The tender offer expired on January 12, 2005. The Company purchased $372.1 million in principal amount tendered of the 2006 notes with the proceeds from the issuance of the senior unsecured notes due 2015. See further discussion under “Issuance of Senior Notes due 2015 and Partial Repurchase of Senior Notes due 2006” below.

Senior Notes Due 2008

On January 18, 2001, the Company issued two series of notes payable totaling the then-equivalent of $497.5 million to qualified institutional investors in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act.

In March 2005, the Company purchased pursuant to a tender offer $270.0 million and €89.0 million in principal amount tendered of the 2008 notes. The Company subsequently redeemed all remaining 2008 notes in April 2005. Both the tender offer and redemption were funded with the proceeds from the issuance of the 2012 floating rate notes and the 2013 Euro notes. As a result, the Company believes it has met its 2008 notes refinancing condition contained in its senior secured term loan. See further discussion under “Issuance of 2012 Floating Rate Notes and 2013 Euro Notes and Repurchase and Redemption of Senior Notes due 2008” below.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

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

Use of Proceeds — Tender Offer and Repurchase of Senior Notes Due 2006.  In December 2004, the Company commenced a cash tender offer for the outstanding principal amount of all of its senior unsecured notes due 2006. The tender offer expired January 12, 2005. The Company purchased pursuant to the tender offer $372.1 million in principal amount of its $450.0 million principal amount 2006 notes, using $372.1 million of the gross proceeds of the issuance of the 2015 notes. As a result, the Company has not yet met its 2006 notes refinancing

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

condition contained in its senior secured term loan and senior secured revolving credit facility. The Company intends to use the remaining proceeds to repay outstanding debt (which may include any remaining 2006 notes). The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements. The Company paid approximately $19.7 million in tender premiums and other fees and expenses with the Company’s existing cash and cash equivalents and wrote off approximately $3.3 million of unamortized debt discount and issuance costs related to this tender offer.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

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

Other Debt Matters

Debt Issuance Costs.  The Company capitalizes debt issuance costs, which are included in “Other assets” in the Company’s consolidated balance sheets. These costs were amortized using the straight-line method of amortization for all debt issuances prior to 2005, which approximates the effective interest method. New debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs at November 27, 2005 and November 28, 2004 were $59.2 million and $54.8 million, respectively. Amortization of debt issuance costs, which is included in “Interest expense” on the Company’s consolidated statements of operations, was $12.1 million, $11.0 million and $13.4 million for 2005, 2004 and 2003, respectively.

Accrued Interest.  At November 27, 2005 and November 28, 2004, accrued interest was $62.0 million and $65.6 million, respectively, and is included in “Accrued liabilities” in the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Principal Short-term and Long-term Debt Payments

As a result of the December 2004 and early 2005 senior note refinancings, the Company has extended its senior note maturities. The table below sets forth, as of November 27, 2005, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter. The table gives effect to the satisfaction of the 2008 notes refinancing condition and gives effect to the two different 2006 notes refinancing condition scenarios under the senior secured term loan:

	Principal Payments as of November 27, 2005
	Assuming 2006 Notes	Assuming 2006 Notes
Fiscal year	Refinancing Condition Not Met	Refinancing Condition Met
	(Dollars in thousands)

2006(1) (2)	$580,797	$95,797
2007	—	5,000
2008	—	5,000
2009	—	475,000
2010	—	—
Thereafter	1,745,902	1,745,902

Total	$2,326,699	$2,326,699

(1)	Under the Company’s senior secured term loan, the Company must refinance, repay or otherwise irrevocably set aside funds for all of the Company’s senior unsecured notes due 2006 by May 1, 2006, or its senior secured term loan will mature on August 1, 2006. In that case, coupled with the scheduled maturity of the remaining balance of the Company’s 2006 notes of $77.8 million and payments relating to short-term borrowings of approximately $11.7 million, the Company will have to repay or otherwise satisfy approximately $580.8 million of debt in fiscal 2006. If the Company meets the 2006 notes refinancing condition, the senior secured term loan will mature on September 29, 2009 and the Company will have to repay or otherwise satisfy approximately $95.8 million of debt in 2006, which includes required payments of approximately $6.3 million related to the senior secured term loan, approximately $11.7 million related to short-term borrowings and $77.8 million related to the 2006 notes.

(2)	The Company intends to use the remaining proceeds of $77.9 million from the issuance of senior notes due 2015 to repay outstanding debt (which may include any remaining 2006 notes). The Company may also elect to use these remaining proceeds for other corporate purposes consistent with the requirements of the Company’s credit agreements, indentures and other agreements.

Short-term Credit Lines and Stand-by Letters of Credit

The Company’s total unused lines of credit were approximately $441.6 million at November 27, 2005.

At November 27, 2005, the Company had unsecured and uncommitted short-term credit lines available totaling approximately $10.1 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

As of November 27, 2005, the Company’s total availability of $542.7 million under its senior secured revolving credit facility was reduced by $111.2 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $431.5 million. Included in the $111.2 million of letters of credit and other credit usage at November 27, 2005 were $17.6 million of trade letters of credit, $10.6 million of other credit usage and $83.0 million of stand-by letters of credit with various international banks, of which $64.4 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during 2005, 2004 and 2003, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.51%, 10.60% and 10.05%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

Under the terms of the Company’s senior secured term loan and senior secured revolving credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured senior notes limit the Company’s ability to pay dividends. Subsidiaries of the Company that are not wholly-owned subsidiaries (for example, the Company’s Japanese subsidiary) are permitted under these credit agreements and indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s term loan and revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third-party.

Capital Leases

The Company has capital lease obligations, primarily comprised of a logistics services agreement in Europe with a third-party that includes an element related to machinery and equipment. This agreement includes an initial fixed term of approximately five years which runs through 2009, and provides for a renewal option. The original cost of the machinery and equipment under this capital lease was approximately $7 million and the assets are being amortized on a straight-line basis over the five-year life of the agreement.

The total cost of the Company’s capital lease assets was approximately $8.4 million and $9.8 million as of November 27, 2005 and November 28, 2004, respectively and are included in the Company’s consolidated balance sheets with “Property, plant and equipment.” Accumulated depreciation related to these capital lease assets was approximately $2.8 million and $2.3 million at November 27, 2005 and November 28, 2004, respectively.

The minimum future lease payments required under the Company’s capital leases and the present values of the minimum lease payments as of November 27, 2005 were as follows:

(Dollars in thousands)

2006	$1,778
2007	1,675
2008	1,534
2009	1,248
2010	20
Thereafter	12

Total minimum lease payments	6,267
Less: amount representing interest	680

Present value of minimum lease payments	5,587
Less: current maturities of capital lease	1,510

Long-term capital lease	$4,077

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 8:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and liabilities at November 27, 2005 and November 28, 2004 are as follows:

	November 27, 2005		November 28, 2004
	Carrying	Estimated	Carrying	Estimated
	Value(1)	Fair Value(1)	Value(2)	Fair Value(2)
	Assets (Liabilities)
	(Dollars in thousands)

Debt Instruments:
U.S. dollar notes offerings	$(1,533,000)	$(1,618,160)	$(1,449,410)	$(1,495,072)
Euro notes offering	(178,735)	(179,176)	(172,381)	(177,817)
Yen-denominated Eurobond placement	(168,119)	(161,416)	(195,173)	(173,774)
Term loan	(496,510)	(510,757)	(500,527)	(545,077)
Customer service center equipment financing	—	—	(57,297)	(56,654)
Short-term and other borrowings	(12,330)	(12,330)	(14,724)	(14,724)

Total	$(2,388,694)	$(2,481,839)	$(2,389,512)	$(2,463,118)

Foreign Exchange Contracts:
Foreign exchange forward contracts	$(874)	$(874)	$(4,501)	$(4,501)
Foreign exchange option contracts	1,250	1,250	579	579

Total	$376	$376	$(3,922)	$(3,922)

(1)	Includes accrued interest of $62.0 million.

(2)	Includes accrued interest of $65.6 million.

The Company’s financial instruments are reflected on its books at the carrying values noted above. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. quoted market prices).

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data, as such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of November 27, 2005 and November 28, 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 9:	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail and outlet store leases and equipment. At November 27, 2005, obligations under long-term leases were as follows:

Minimum Lease
Payments
(Dollars in thousands)

2006	$73,931
2007	68,654
2008	62,716
2009	56,985
2010	53,360
Thereafter	109,999

Total minimum lease payments	$425,645

The amounts shown for total minimum lease payments on operating leases have not been reduced by estimated future income of $12.1 million from non-cancelable subleases. The amounts shown for total minimum lease payments on operating leases have not been increased by estimated future operating expense and property tax escalations.

In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 67 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 was $77.6 million, $83.0 million and $81.6 million, respectively.

Foreign Exchange Contracts

At November 27, 2005, the Company had U.S. dollar spot and forward currency contracts to buy $335.3 million and to sell $347.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2006.

The Company has entered into option contracts to manage its exposure to foreign currencies. At November 27, 2005, the Company had bought U.S. dollar option contracts resulting in a net purchase of $35.3 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net purchase of $36.0 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through August 2006.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Other Contingencies

Wrongful Termination Litigation.  On April 14, 2003, two former employees of the Company’s tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that the Company manipulated tax reserves to inflate reported income and that the Company fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, the Company’s financial statements for several years violated generally accepted accounting principles and SEC regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in the Company paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by the Company to withhold information concerning these matters from the Company’s independent registered public accounting firm and the Internal Revenue Service, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

The Company is vigorously defending these cases and are pursuing its related cross-complaint against the plaintiffs in the state case. The Company does not expect this litigation to have a material impact on its financial condition or results of operations.

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

The action purports to be brought on behalf of purchasers of the Company’s bonds who made purchases pursuant or traceable to its prospectuses dated March 8, 2001 or April 28, 2003, or who purchased the Company’s bonds in the open market from January 10, 2001 to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated its net

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

income and other financial results and were otherwise false and misleading, and that its public disclosures omitted to state that the Company made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

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

The Company is vigorously defending this case. The Company cannot currently predict the impact, if any, that this action may have on its financial condition or results of operations.

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

The global scope of the Company’s business operations exposes it to the risk of fluctuations in foreign currency markets. The Company’s exposure results from certain product sourcing activities, certain inter-company sales, foreign subsidiaries’ royalty payments, net investment in foreign operations and funding activities. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at its subsidiary level. The Company typically takes a long-term view of managing exposures, using forecasts to develop exposure positions and engaging in their active management.

The Company operates a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, the Company enters into various financial instruments including forward exchange and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third-party and inter-company transactions. The Company manages the currency risk as of the inception of the exposure. The Company does not currently manage the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk.

The Company has not applied hedge accounting to its foreign currency derivative transactions, except for certain net investment hedging activities. During 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For the contracts that qualified for hedge accounting, the related gains and losses were included in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit. For the years ended November 27, 2005, November 28, 2004 and November 30, 2003, realized losses of $0.5 million, $4.4 million and $1.7 million, respectively, have been excluded from hedge effectiveness testing and therefore were included in “Other (income) expense, net” in the Company’s consolidated statements of operations. As of November 27, 2005, the Company had no foreign currency derivatives outstanding hedging the net investment in its foreign operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of November 27, 2005 and November 28, 2004, an unrealized gain of $2.9 million and an unrealized loss of $10.1 million, respectively, related to the translation effects of the yen-denominated Eurobond were recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

On May 19, 2005, the Company designated its outstanding euro-denominated Eurobond as a net investment hedge. As of November 27, 2005, a $13.0 million unrealized gain related to the translation effects of the euro-denominated Eurobond was recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other (income) expense, net.”

	Year Ended		Year Ended		Year Ended
	November 27, 2005		November 28, 2004		November 30, 2003
	Other (Income)		Other (Income)		Other (Income)
	Expense, Net		Expense, Net		Expense, Net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)

Foreign exchange management	$(1,368)	$2,430	$34,024	$(7,215)	$83,150	$1,653

The table below gives an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in the “Accumulated other comprehensive loss” (“Accumulated OCI”) section of Stockholders’ Deficit.

	At November 27, 2005		At November 28, 2004
	Accumulated OCI		Accumulated OCI
	Gain (Loss)		Gain (Loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)

Foreign exchange management
Net investment hedges
Derivative instruments	$4,637	$—	$2,474	$(6,728)
Euro Bond	—	13,035	—	—
Yen Bond	—	2,900	—	(10,050)
Cumulative income taxes	(1,230)	(6,111)	(398)	6,491

	$3,407	$9,824	$2,076	$(10,287)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset or (liability).

	At November 27, 2005	At November 28, 2004
	Fair Value Asset	Fair Value Liability
	(Dollars in thousands)

Foreign exchange management	$376	$(3,922)

NOTE 11:	GUARANTEES

Indemnification Agreements.  In the ordinary course of business, the Company enters into agreements containing indemnification provisions under which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company’s trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of substantial payment obligations under these agreements to third parties is low and that any such amounts would be immaterial.

Covenants.  The Company’s long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure.

NOTE 12:	EMPLOYEE BENEFIT PLANS

Pension Plans.  The Company has several non-contributory defined benefit retirement plans covering eligible employees. It is the Company’s policy to fund its retirement plans based on actuarial recommendations, consistent with applicable laws, income tax regulations and credit agreement requirements. Plan assets, which may be denominated in foreign currencies and issued by foreign issuers, are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. Benefits payable under the plans are based on years of service, final average compensation, or both. The Company retains the right to amend, curtail or discontinue any aspect of the plans at any time.

During the years ended November 27, 2005, November 28, 2004 and November 30, 2003, the Company recognized expense of approximately $18.6 million, $27.5 million and $38.3 million, respectively, related to its defined benefit retirement plans.

The Company’s pension expense for the year ended November 28, 2004 included the recognition of a $1.8 million net curtailment gain. The curtailment gain resulted from a 2004 amendment to the Company’s U.S. Home Office Pension Plan (the “HOPP”). As a result of the plan amendment, effective November 29, 2004, the Company’s HOPP no longer accepted new participants, and all participants in the HOPP ceased earning service for purposes of accruing additional retirement benefits.

The Company’s pension expense for the year ended November 30, 2003 included the recognition of a pension termination loss of $3.9 million resulting from the Company’s adoption of early retirement programs during 2003 for certain employees affected by the Company’s reorganization initiatives.

The long term portion of the liability for all of the Company’s pension plans as of November 27, 2005 and November 28, 2004 was $195.9 million and $217.5 million, respectively. The current portion of the liability for all of the Company’s pension plans as of November 27, 2005 and November 28, 2004 was $47.5 million and $15.2 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

The $46.7 million actuarial loss that increased the Company’s pension benefit obligation for the year ended November 27, 2005 was driven primarily by changes in the discount rate and mortality assumptions used for the HOPP.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

such as deductibles and coinsurance. The Company’s policy is to fund post-retirement benefits as claims and premiums are paid.

During the years ended November 27, 2005, November 28, 2004 and November 30, 2003, the Company recognized net benefits of $20.2 million and $31.4 million and expense of $52.4 million, respectively, related to its post-retirement benefits plans.

For the year ended November 27, 2005, the Company recognized a net benefit for its post-retirement benefit plans as a result of the amortization of a gain from prior service cost of $57.6 million, driven primarily by:

•	The Company recognized a benefit from the amortization of a gain from prior service cost of approximately $45 million as a result of the impact of the February 2004 plan amendment to its post-retirement benefit plans, discussed further below; and

•	The Company recognized a benefit from the amortization of a gain from prior service cost of approximately $12 million as a result of the impact of the August 2003 plan amendment to its post-retirement benefit plans, discussed further below.

For the year ended November 28, 2004, the Company recognized a net benefit for its post-retirement benefit plans as a result of a curtailment gain of $27.4 million and the amortization of a gain from prior service cost of $50.8 million, driven primarily by:

•	Termination of employees in connection with the 2003-2004 U.S. organizational changes resulted in a net curtailment gain of $23.1 million;

•	Termination of employees in connection with the 2003 North America plant closures resulted in a net curtailment gain of $3.1 million;

•	On February 3, 2004, the Company amended one of its post-retirement benefit plans to change the benefit coverage for certain employees and retired participants, and to exclude new employees from being eligible for medical coverage. The plan changes were effective for eligible employees and retired participants in fiscal year 2004. The plan amendment also limits the amount that the Company will contribute for medical coverage and prescription drug coverage for retirees. The plan amendment resulted in a net curtailment gain of $1.2 million and the recognition of a benefit from the amortization of a gain from prior service cost of approximately $37 million for the year ended November 28, 2004; and

•	The Company recognized a benefit from the amortization of a gain from prior service cost of approximately $12 million as a result of the impact of the August 2003 plan amendment to its post-retirement benefit plans, discussed further below.

The $21.0 million net curtailment gain recognized for the year ended November 30, 2003 resulted from a 2003 amendment to one of the Company’s post-retirement benefits plans that reduced benefit coverage for certain employees and retired participants, and the impact of the Company’s displacement of approximately 350 salaried employees in various locations in the United States.

The long-term portion of the liability for the Company’s post-retirement benefits plans as of November 27, 2005 and November 28, 2004 was $458.1 million and $493.1 million, respectively. The current portion of the liability for the Company’s post-retirement plans as of November 27, 2005 and November 28, 2004 was $29.7 million and $37.7 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

The $105.6 million actuarial gain that decreased the Company’s postretirement benefits obligation for the year ended November 27, 2005 was driven primarily by the use of updated healthcare assumptions and changes in healthcare claims experience and the impact of the updated value of the federal subsidy, discussed further below.

Adoption of Financial Accounting Standards Board Staff Position 106-2.  In May 2004, the FASB issued Staff Position 106-2, which provided final guidance on accounting for the Medicare Prescription Drug, Improvement and

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company recorded the effects of the federal subsidy in measuring net periodic post-retirement benefit cost for the years ended November 27, 2005 and November 28, 2004. This resulted in a reduction in the accumulated post-retirement benefit obligation (“APBO”) for the subsidy related to benefits attributed to past service of $50.9 million and $28.3 million as of November 27, 2005 and November 28, 2004, respectively. The subsidy resulted in a reduction in net periodic post-retirement benefit costs of $4.1 million and $1.7 million for the years ended November 27, 2005 and November 28, 2004, respectively. The components of these savings were reductions in interest cost on APBO of $1.6 million and $0.7 million, amortization of net gain of $2.5 million and $1.0 million, and immaterial reductions in service costs, for the years ended November 27, 2005 and November 28, 2004, respectively. The Company expects to receive subsidy payments beginning in 2006.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

SFAS 132R Disclosures.  The following tables summarize activity of the Company’s defined benefit pension plans and post-retirement benefit plans in accordance with the disclosure requirements of SFAS 132R, “Employer’s Disclosure about Pension and Other Postretirement Benefits”:

	Pension Benefits		Postretirement Benefits
	2005(1)	2004	2005	2004
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$938,373	$903,512	$333,158	$743,829
Service cost	8,680	17,772	1,098	1,415
Interest cost	54,921	53,776	18,119	25,675
Plan participants’ contribution	1,231	1,263	7,907	5,980
Plan amendments	—	4,782	—	(376,441)
Actuarial loss (gain)	46,673	47,498	(105,606)	(25,345)
Net curtailment (gain) loss	(744)	(59,456)	—	(1,713)
Impact of foreign currency changes	(14,398)	15,843	—	—
Plan settlements	(803)	—	—	—
Benefits paid(2)	(46,598)	(46,617)	(30,676)	(40,242)

Benefit obligation at end of year	$987,335	$938,373	$224,000	$333,158

Change in plan assets:
Fair value of plan assets at beginning of year	$692,210	$624,536	$—	$—
Actual return on plan assets	57,470	81,396	—	—
Employer contribution	31,778	38,609	22,769	34,262
Plan participants’ contributions	1,231	1,263	7,907	5,980
Plan settlements(3)	(803)	(15,140)	—	—
Impact of foreign currency changes	(7,490)	8,163	—	—
Benefits paid(2)	(46,598)	(46,617)	(30,676)	(40,242)

Fair value of plan assets at end of year	727,798	692,210	—	—

Funded status	(259,537)	(246,163)	(224,000)	(333,158)
Unrecognized net transition obligation	2,906	3,469	—	—
Unrecognized prior service cost (benefit)	6,765	8,623	(349,268)	(406,825)
Unrecognized net actuarial loss	181,328	147,218	85,437	209,173

Net amount recognized on the balance sheet	$(68,538)	$(86,853)	$(487,831)	$(530,810)

The consolidated balance sheets consist of:
Accrued benefit liability — current portion	$(45,922)	$(14,341)	$(29,700)	$(37,700)
Accrued benefit liability — long-term portion	(189,823)	(207,500)	(458,131)	(493,110)
Prepaid benefit cost(4)	6,356	6,170	—	—
Intangible asset(4)	8,683	7,228	—	—
Accumulated other comprehensive loss — Additional minimum pension liability	152,168	121,590	—	—

Net amount recognized on balance sheet	$(68,538)	$(86,853)	$(487,831)	$(530,810)

(1)	The Company’s consolidated FAS 87 defined benefit pension plans information for 2005 includes amounts related to pension plans for its subsidiaries in South Korea and Mexico. Prior year amounts do not include information for the pension plans in these foreign subsidiaries, as

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

the Company had determined in prior years that such information was not material to its consolidated financial statements, and obtaining such prior year information in the current year was not practicable.

(2)	Pension benefits are primarily paid through trusts. The Company pays post-retirement benefits directly to the participants.

(3)	The 2004 plan settlements primarily relate to curtailments resulting from the partial termination of the Company’s plans in Canada, as a result of plant closures.

(4)	Included in “Other assets” on the Company’s consolidated balance sheets.

The Company’s pension and post-retirement liabilities reflected on the consolidated balance sheets as of November 27, 2005 and November 28, 2004 consist of the following:

	Pension Liability		Postretirement Liability
	2005	2004	2005	2004
	(Dollars in thousands)

Current portion of SFAS 87/106 plans	$45,922	$14,341	$29,700	$37,700
Current portion of other benefit plans	1,600	835	—	—

Total current benefit plans liability	$47,522	$15,176	$29,700	$37,700

Long-term portion of SFAS 87/106 plans	$189,823	$207,500	$458,131	$493,110
Long-term portion of other benefit plans	6,116	9,959	98	—

Total long-term benefit plans liability	$195,939	$217,459	$458,229	$493,110

The accumulated benefit obligation for all defined benefit retirement plans was $948.0 million and $898.9 million at November 28, 2005 and November 27, 2004, respectively.

Information for pension benefit plans with accumulated benefit obligations exceeding the fair value of plan assets is as follows:

	Pension Benefits
	2005	2004
	(Dollars in thousands)

Aggregate projected benefit obligation	$960,820	$911,654
Aggregate accumulated benefit obligation	$926,699	$879,547
Aggregate fair value of plan assets	$701,946	$667,524

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)

Service cost	$8,680	$17,772	$17,754	$1,098	$1,415	$6,396
Interest cost	54,921	53,776	52,470	18,119	25,675	49,658
Expected return on plan assets	(53,053)	(49,953)	(46,307)	—		—
Amortization of prior service cost	2,557	(393)	916	(57,557)	(50,790)	(8,250)
Amortization of transition asset	412	150	585	—	—	—
Amortization of actuarial loss	5,051	7,970	8,815	18,130	19,774	10,281
Unrecognized prior service cost	—	—	186	—	—	—
Termination benefits	—	—	3,900	—	—	15,297
Settlement loss	3	—	—	—	—	—
Net curtailment gain	—	(1,847)	—	—	(27,426)	(21,021)

Net periodic benefit cost (income)	$18,571	$27,475	$38,319	$(20,210)	$(31,352)	$52,361

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

The increase in minimum pension liability included in other comprehensive income (loss) was $30.6 million and $6.6 million for the years ended November 28, 2005 and November 30, 2003, respectively. For the year ended November 28, 2004, there was a decrease of $20.8 million in minimum pension liability included in other comprehensive income (loss).

Assumptions used in accounting for the Company’s benefit plans were as follows:

	Pension Liability		Postretirement Liability
	2005	2004	2005		2004

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.0%	6.2%	5.8%		6.3%
Expected return on plan assets	7.8%	8.1%	—		—
Rate of compensation increase	4.0%	3.9%	—		—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.8%	6.0%	5.7%		5.8%
Rate of compensation increase	3.9%	3.9%	—		—
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year	—	—	12.5%		15.0%
Rate trend to which the cost trend is assumed to decline	—	—	5.0%		5.0%
Year that rate reaches the ultimate trend rate	—	—	201	3	201	3

The Company utilized a bond pricing model that was tailored to the attributes of its pension and postretirement plans to determine the appropriate discount rate to use for its U.S. benefit plans. The Company utilized information from a third party bond index to determine appropriate discount rates to use for benefit plans of its foreign subsidiaries.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s post-retirement benefits plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point	1-Percentage Point
	Increase	Decrease
	(Dollars in thousands)

Effect on the total service and interest cost components	$164	$(162)
Effect on the post-retirement benefit obligation	$134	$(1,842)

The allocation of the Company’s pension plan assets by asset category was as follows:

	November 27,	November 28,
Asset Category	2005	2004

Equity securities	45.7%	62.8%
Debt securities	44.0%	32.6%
Real estate	0.0%	2.6%
Other	10.3%	2.0%

Total	100.0%	100.0%

The Company utilizes the services of independent third-party investment managers to oversee the management of its plans’ assets. The Company’s investment strategy is to invest the plans’ assets in a diversified portfolio of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

domestic and international equity, fixed income and real estate securities with the objective of generating long-term growth in plan assets at a reasonable level of risk.

The Company’s contributions to the pension and post-retirement plans in 2006 are estimated to be approximately $46.8 million and $28.0 million, respectively.

The Company’s estimated future benefit payments, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

	Pension	Postretirement
Fiscal Year	Benefits	Benefits	Total
	(Dollars in thousands)

2006	$60,315	$28,031	$88,346
2007	43,995	27,520	71,515
2008	44,717	25,851	70,568
2009	46,680	23,933	70,613
2010	47,030	22,165	69,195
2011-2015	265,339	83,160	348,499

NOTE 13:	EMPLOYEE INVESTMENT PLANS

The Company maintained two employee investment plans as of November 27, 2005. The Employee Savings and Investment Plan of Levi Strauss & Co. (“ESIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible home office employees and U.S. field employees, respectively. Through the end of 2004, the Company also maintained the Capital Accumulation Plan of Levi Strauss & Co. (“CAP”), a non-qualified, self-directed investment program for highly compensated employees (as defined under the Internal Revenue Code). The CAP was terminated effective November 29, 2004. Effective January 1, 2005, highly compensated ESIP participants may make excess deferral contributions under the Company’s Deferred Compensation Plan for Executives and Outside Directors.

ESIP/ELTIS.  Under ESIP and ELTIS, eligible employees may contribute and direct up to 15% of their annual compensation to various investments among a series of mutual funds. The Company matches 100% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 7.5% of eligible compensation. Under ELTIS, the Company may match 50% of participants’ contributions to all funds maintained under the qualified plan up to the first 10% of eligible compensation. Employees are immediately 100% vested in the Company match. The ESIP and the ELTIS allow employees a choice of either pre-tax or after-tax contributions. The ESIP includes a profit sharing feature that provides Company contributions of 1.0%-2.5% of home office employee eligible pay if the Company meets or exceeds its earnings target by 110%. The ELTIS also includes a profit sharing provision with payments made at the sole discretion of the board of directors. The Company matched eligible employee contributions in ELTIS at 50% for the fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003.

Total amounts charged to expense for these plans for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 were $9.1 million, $9.7 million and $0.9 million, respectively. As of November 27, 2005 and November 28, 2004, the Company had accrued $0.3 million and $6.6 million, respectively, which was included in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 14:	EMPLOYEE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (the “AIP”) is intended to reward individual contributions to the Company’s performance during the year. The amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Total amounts charged to expense for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 were $67.3 million, $70.4 million and $9.1 million, respectively. As of November 27, 2005 and November 28, 2004, the Company had accrued $68.2 million and $70.4 million, respectively, for the AIP, which was recorded in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

Long-Term Incentive Plans

2005 Management Incentive Plan.  In 2005, the Company established a new two-year cash incentive plan for the Company’s management employees including our executive officers (the “MIP”). The MIP covers approximately 1,000 employees worldwide. The amount of the cash incentive earned will be based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in 2005 and 2006. Incentive amounts will be paid in two portions, with the first payout in 2006 based on achievement of our 2005 total company EBITDA target, and the second payout in 2007 based on total company performance against the incentive plan’s two-year cumulative EBITDA and EBITDA growth targets.

The Company recorded long-term incentive compensation expense for the MIP of $17.9 million for the year ended November 27, 2005. As of November 27, 2005, the Company had accrued a total of $17.9 million for the 2005 MIP, of which $11.9 million was recorded in “Accrued salaries, wages and benefits” and $6.0 million was recorded in “Long-term employee related benefits” on the Company’s consolidated balance sheets.

2005 Long-Term Incentive Plan.  The Company established a new long-term incentive plan (the “LTIP”) effective at the beginning of fiscal 2005. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the Company’s target cumulative earnings before interest, taxes, depreciation and amortization for the three-year period; and (ii) the target compound annual growth rate in the Company’s earnings before interest, taxes, depreciation and amortization over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives. Executive officers are not participants in this plan. They participate in the Senior Executive Long-Term Incentive Plan described below.

The Company recorded long-term incentive compensation expense for the LTIP of $9.9 million for the year ended November 27, 2005. As of November 27, 2005, the Company had accrued a total of $9.9 million for the LTIP, which was recorded in “Long-term employee related benefits” on the Company’s consolidated balance sheets.

Senior Executive Long-Term Incentive Plan.  In 2005, the Company established the Senior Executive Long-Term Incentive Plan (the “SELTIP”). The SELTIP was established to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the board were eligible to participate in the plan.

Key elements of the plan included the following:

•	The Company granted stock appreciation rights (referred to as units) that vest in three years and will be payable in cash.

•	The strike price for each grant cycle is approved by the board at the beginning of the cycle.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

•	The values used to determine appreciation and payouts will be approved by the board and will take into account an annual stock valuation obtained by the Company from an independent third-party under the Company’s valuation policy.

•	The plan includes a deferral arrangement. Award payouts in excess of a certain percentage may be subject to deferral with the final amount reflecting changes in the value of the shares during the deferral period.

In March 2005, the Human Resources Committee of the Company’s Board of Directors approved target awards under the SELTIP. As of November 27, 2005, a total of 226,004 units were granted and outstanding, at a strike price of $54.00 per unit. Compensation expense for these awards is being measured at the end of each reporting period as the amount by which the estimated fair market value of the units exceeds the strike price and is being recognized over the three-year vesting period, in accordance with the guidelines provided by FASB Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the year ended November 27, 2005, there was no material impact to the Company’s consolidated statement of operations since the estimated fair value of the units did not change significantly from the strike price.

2004 Interim Long-Term Incentive Plan.  In February 2004, the Company established an interim cash-based long-term incentive plan for its management level employees, including its executive officers, and its non-stockholder directors. The Company set a target amount for each participant based on job level. The interim plan, which covered a 19-month period (December 2003 through June 2005), included both performance and retention elements as conditions for payment. The Company recorded long-term incentive compensation expense of $3.1 million and $45.2 million, respectively. As of November 28, 2004, the Company had accrued $34.7 million for the long-term incentive plan, which was recorded in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

2003 Long-term Incentive Compensation Reversal.  The Company recorded a net reversal of $138.8 million for the year ended November 30, 2003 related to its Leadership Shares Plan, the long-term incentive plan in place through 2003. The net reversal was attributable to lower than expected payouts in 2003 due to changes in the Company’s forecasted financial performance.

Other Compensation Plans

Cash Performance Sharing Plans.  The Company awards cash payments to production employees worldwide through its Cash Performance Sharing Plans (the “CSPs”) based on a percentage of annual salary and the same performance measures prescribed in the AIP. The largest individual plan is the U.S. Field Profit Sharing Plan that covers approximately 1,000 U.S. employees. The total amounts charged to expense for the U.S. Field Profit Sharing Plan for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 were $2.1 million, $2.3 million and $0.0 million, respectively. As of November 27, 2005 and November 28, 2004, the Company had accrued $2.3 million and $2.3 million, respectively for its CSPs, which was recorded in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

Performance Sharing Plan.  The Performance Sharing Plan (the “PSP”) is an annual bonus plan established in 2005 for non-management level employees in North America who do not participate in any other annual bonus plan. The purpose of the Plan is to reward participants when the Company’s annual business objectives are achieved. The performance measure used to determine award amounts under this plan is the same measure as in the AIP. The total amount charged to expense for the PSP for the year ended November 27, 2005 was $10.6 million. As of November 27, 2005, the Company had accrued $10.6 million for this plan, which was recorded in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

2004 Discretionary Bonus.  In December 2004, the Company made a one-time bonus payment to non-management level employees in North and South America who did not participate in any other annual bonus plan.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

The total amount charged to expense for the years ended November 27, 2005 and November 28, 2004 was a reversal of $1.0 million and an expense of $4.5 million, respectively. As of November 28, 2004, the Company had accrued $4.5 million for this one-time payment, which was recorded in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

NOTE 15:	LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits was comprised of the following:

	As of	As of
	November 27,	November 28,
	2005	2004
	(Dollars in thousands)

Workers’ compensation	$44,339	$59,006
Deferred compensation	95,795	95,489
Non-current portion of liabilities for long-term incentive plans	16,193	—

Total	$156,327	$154,495

Workers’ Compensation

The Company maintains a workers’ compensation program in the United States that provides for the treatment of employee injuries. For the year ended November 27, 2005, the Company recorded a net reversal of $14.0 million for workers compensation, as compared to expense of $3.2 million and $30.8 million for the years ended November 28, 2004 and November 30, 2003, respectively. For the years ended November 27, 2005 and November 28, 2004, the Company reduced its self-insurance reserves for workers’ compensation claims by approximately $21 million and $18 million, respectively. The reductions were driven by changes in the Company’s estimated future claims payments as a result of more favorable than projected actual claims development during the year. For the year ended November 30, 2003, the Company’s workers’ compensation expense included a provision of $7.6 million related to plant closures that occurred during the year. As of November 27, 2005 and November 28, 2004, the current portions of U.S. workers’ compensation liabilities were approximately $8.0 million and $12.6 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Deferred Compensation

Deferred Compensation Plans for Executives and Outside Directors, after January 1, 2003.  The Company has two non-qualified deferred compensation plans for executives and outside directors that were established on January 1, 2003 and January 1, 2005, respectively. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plans. As of November 27, 2005 and November 28, 2004, these plan liabilities totaled $31.2 million and $24.8 million, respectively, of which approximately $28.7 million and $4.7 million, respectively, were associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”).

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust and (iii) notional earnings on the foregoing amounts. In the event that the fair market value of the Rabbi Trust assets as of any valuation date before a change of control is less than 90% of the Rabbi Trust funding requirements on such date, the Company must make an additional contribution to the Rabbi Trust in an amount sufficient to bring the fair market value of the assets in the Rabbi Trust up to 90% of the trust funding requirement. The Rabbi Trust assets are

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust are reflected in “Other long-term assets” on the Company’s consolidated balance sheets. The securities that comprise the assets of the Rabbi Trust are designated as available for sale securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of the securities have been recorded in “Accumulated other comprehensive loss” on the Company’s consolidated balance sheets. These plan expenses were included in “Selling, general and administrative expenses” in the Company’s consolidated statements of operations.

Deferred Compensation Plan for Executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The Rabbi Trust is not a feature of this plan. As of November 27, 2005 and November 28, 2004 liabilities for this plan totaled $82.4 million and $96.7 million, respectively, of which $17.8 million and $26.1 million, respectively, was classified as a current liability and included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

As of November 27, 2005 and November 28, 2004, the long-term portion of the liabilities for both of the Company’s deferred compensation plans totaled $95.8 million and $95.5 million, respectively. Interest earned by the participants for these plans was $13.1 million, $13.0 million and $12.8 million for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively. The charges were included in “Interest expense” in the Company’s consolidated statements of operations.

NOTE 16:	COMMON STOCK

The Company has 270,000,000 authorized shares of common stock, par value $.01 per share, of which 37,278,238 shares were issued and outstanding as of November 27, 2005 and November 28, 2004.

NOTE 17:	RELATED PARTIES

Agreement with Alvarez & Marsal, Inc.

On December 1, 2003, the Company appointed James P. Fogarty, a managing director with Alvarez & Marsal, Inc. (“A&M”), as its interim chief financial officer. The Company’s agreement with Alvarez & Marsal, Inc. also provided that Antonio Alvarez, co-founding managing director of A&M, would serve as Senior Advisor to the Company and act as an executive officer. Mr. Alvarez completed his work as senior advisor and left that position in April 2004. Effective March 7, 2005, Hans Ploos van Amstel replaced Mr. Fogarty as our chief financial officer. Under the terms of the A&M agreement, A&M received $3.7 million and $11.4 million for the years ended November 27, 2005 and November 28, 2004, respectively, as regular compensation for their services and incentive bonuses as a result of the Company’s achievement of certain financial performance, financial reporting and control and planning activities.

  Other transactions

Robert E. Friedman, a director of the Company, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit organization focused on creating economic opportunity by helping residents of poor communities save and invest, succeed as entrepreneurs and participate as contributors to and beneficiaries of the economy. In 2005, the Levi Strauss Foundation donated $85,000 to the Corporation for Enterprise Development. In 2003, the Company donated $50,000. There were no such donations in 2004.

James C. Gaither, a director of the Company, was prior to 2004 senior counsel to the law firm Cooley Godward LLP. The firm provided legal services to the Company and to the Human Resources Committee of the Company’s

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

Board of Directors during the years ended November 27, 2005, November 28, 2004 and November 30, 2003, and received fees for such services approximating $235,000, $150,000 and $280,000, respectively.

Peter A. Georgescu, a director of the Company, is Chairman Emeritus of Young & Rubicam, Inc., WPP Group plc, a global advertising agency. The agency provided advertising services to the Company in 2003 and received in fees approximately $18,800. No services were provided in 2005 or 2004. Mr. Georgescu is a director of Toys “R” Us, Inc. The Company made a $5,000 donation to the Toys “R” Us Children’s Fund in 2004 and 2003. There was no such donation in 2005.

Philip A. Marineau, a director and President and Chief Executive Officer of the Company, is a director of the Meredith Corporation, a publicly held media and marketing company. The Meredith Corporation provided services to the Company in 2005 and received fees of approximately $10,000. No services were provided in 2004 or 2003.

NOTE 18:	BUSINESS SEGMENT INFORMATION

The Company’s business operations in the United States are organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signaturetm commercial business units. The Company’s operations in Canada and Mexico are included in its North America region along with its U.S. commercial business units. The Company’s operations outside North America are organized and managed through its Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia Pacific, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals, and excluding depreciation and amortization. Corporate expense is comprised of long-term incentive compensation (expense) reversal, restructuring charges, net of reversals, depreciation and amortization, and other corporate expenses, including corporate staff costs.

No single country other than the United States had net sales exceeding 10% of consolidated net sales for any of the years presented. The Company does not report assets by segment because assets are not allocated to its segments for purposes of measurement by the Company’s chief operating decision maker.

Business segment information for the Company was as follows:

	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

Net sales:
U.S. Levi’s® brand	$1,249,487	$1,254,546	$1,381,377
U.S. Dockers® brand	646,625	649,356	820,531
U.S. Levi Strauss Signature® brand	361,028	336,020	216,726
Canada and Mexico	197,968	186,533	171,734

Total North America	2,455,108	2,426,455	2,590,368
Europe	981,079	1,042,125	992,140
Asia Pacific	688,968	603,875	508,222

Consolidated net sales	$4,125,155	$4,072,455	$4,090,730

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

Operating income:
U.S. Levi’s® brand	$297,000	$297,438	$197,408
U.S. Dockers® brand	135,612	141,965	146,225
U.S. Levi Strauss Signature® brand	23,069	36,239	24,306
Canada and Mexico	52,371	44,094	34,489

Total North America	508,052	519,736	402,428
Europe	226,327	172,008	112,918
Asia Pacific	150,078	125,267	93,032

Regional operating income	884,457	817,011	608,378

Corporate:
Long-term incentive compensation expense (reversal)	31,106	45,171	(138,842)
Restructuring charges, net of reversals	16,633	133,623	89,009
Depreciation and amortization expense	59,423	62,606	64,176
Other corporate expense	188,035	214,512	280,686

Total corporate expense	295,197	455,912	295,029

Consolidated operating income	589,260	361,099	313,349
Interest expense	263,650	260,124	254,265
Loss on early extinguishment of debt	66,066	—	39,353
Other (income) expense, net	(23,057)	5,450	51,023

Income (loss) before income taxes	$282,601	$95,525	$(31,292)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

	Year Ended
	November 27,	November 28,	November 30,
	2005	2004	2003
	(Dollars in thousands)

Geographic information:
Net Sales:
United States	$2,257,141	$2,239,922	$2,418,634
Foreign countries	1,868,014	1,832,533	1,672,096

Consolidated net sales	$4,125,155	$4,072,455	$4,090,730

Deferred tax assets:
United States	$548,490	$552,903	$572,506
Foreign countries	45,294	33,891	49,342

	$593,784	$586,794	$621,848

Long-lived assets:
United States	$501,353	$527,157	$597,010
Foreign countries	126,798	135,804	134,331

	$628,151	$662,961	$731,341

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004 AND NOVEMBER 30, 2003

NOTE 19:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of fiscal 2005 and 2004.

	First	Second	Third	Fourth
Year Ended November 27, 2005	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$1,005,872	$943,670	$1,018,816	$1,156,797
Cost of goods sold	519,287	506,171	564,870	646,635

Gross profit	486,585	437,499	453,946	510,162
Selling, general and administrative expenses	308,922	302,156	319,872	396,730
Long-term incentive compensation expense	5,619	3,701	9,629	12,157
(Gain) loss on sale of assets	(1,362)	(1,490)	(2,936)	38
Other operating income	(13,590)	(16,917)	(16,804)	(23,426)
Restructuring charges, net of reversals	3,190	5,224	5,022	3,197

Operating income	183,806	144,825	139,163	121,466
Interest expense	68,330	66,377	63,918	65,025
Loss on early extinguishment of debt	23,006	43,019	39	2
Other income, net	(3,959)	(594)	(2,805)	(15,699)

Income before income tax	96,429	36,023	78,011	72,138
Income tax expense	49,110	9,256	39,765	28,523

Net income	$47,319	$26,767	$38,246	$43,615

	First	Second	Third	Fourth
Year Ended November 28, 2004	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$962,304	$958,833	$994,626	$1,156,692
Cost of goods sold	554,058	546,140	538,179	650,029

Gross profit	408,246	412,693	456,447	506,663
Selling, general and administrative expenses	289,495	304,929	300,540	404,802
Long-term incentive compensation expense	12,200	14,132	10,735	8,104
(Gain) loss on sale of assets	45	(1,133)	476	(2,964)
Other operating income	(8,513)	(9,520)	(11,593)	(22,408)
Restructuring charges, net of reversals	54,362	25,679	28,117	25,465

Operating income	60,657	78,606	128,172	93,664
Interest expense	68,227	65,208	64,252	62,437
Other (income) expense, net	(1,636)	5,172	(466)	2,380

Income (loss) before income taxes	(5,934)	8,226	64,386	28,847
Income tax (benefit) expense	(3,566)	2,602	17,821	48,278

Net (loss) income	$(2,368)	$5,624	$46,565	$(19,431)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of November 27, 2005, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we will not be subject to the requirements until our annual report on Form 10-K for fiscal year 2007.

Item 9B.  OTHER INFORMATION

Retirement of Current Chief Accounting Officer and Appointment of New Chief Accounting Officer

Gary W. Grellman, our Vice President and Corporate Controller, Chief Accounting Officer, will retire from this position effective as of February 14, 2006, immediately after the filing of our annual report on Form 10-K for the fiscal year ended November 27, 2005. On February 10, 2006, our board appointed Heidi L. Manes to serve as his successor upon his retirement.

Mr. Grellman joined us in 1976 and served in a number of roles in the United States and overseas that culminated in his appointment in 2000 as our Vice President and Corporate Controller, Chief Accounting Officer.

Before her appointment to this position, Ms. Manes, 34, served as our Assistant Corporate Controller since May 2004, as Corporate Controller of Levi Strauss North America from July 2003 to May 2004, and as Assistant Corporate Controller of Levi Strauss North America from August 2002 to July 2003. Prior to her employment with us, Ms. Manes held the position of Senior Manager at KPMG LLP, an independent registered public accounting firm.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following provides information about our directors and executive officers as of November 27, 2005:

Name	Age	Position

Robert D. Haas	63	Director, Chairman of the Board of Directors
Philip A. Marineau	59	Director, President and Chief Executive Officer
Angela Glover Blackwell(1)(2)	60	Director
Robert E. Friedman(2)	56	Director
James C. Gaither(3)(4)	68	Director
Peter A. Georgescu(1)(2)(4)	66	Director
Miriam L. Haas(2)(5)	59	Director
Peter E. Haas, Jr.(5)	58	Director
Walter J. Haas(2)	56	Director
F. Warren Hellman(3)(4)(5)	71	Director
Patricia A. House(2)(3)	51	Director
Leon J. Level(1)(5)(6)	64	Director
Patricia Salas Pineda(1)(4)	54	Director
T. Gary Rogers(3)(5)	63	Director
G. Craig Sullivan(7)	65	Director
R. John Anderson	54	Senior Vice President and President, Levi Strauss Asia Pacific and Global Sourcing
David G. Bergen	50	Senior Vice President and Chief Information Officer
John Goodman	41	President and Commercial General Manager, Dockers® Brand, United States
Robert L. Hanson	42	President and Commercial General Manager, Levi’s® Brand, United States and U.S. Supply Chain Services
Hilary K. Krane(8)	41	Senior Vice President and General Counsel
Scott A. LaPorta	43	President and Commercial General Manager, Levi Strauss Signature® Brand, United States
Paul Mason(9)	45	Senior Vice President and President, Levi Strauss Europe
Fred D. Paulenich	41	Senior Vice President, Worldwide Human Resources
Hans Ploos van Amstel	40	Senior Vice President and Chief Financial Officer
Lawrence W. Ruff	49	Senior Vice President, Strategy and Worldwide Marketing

(1)	Member, Audit Committee.

(2)	Member, Corporate Citizenship Committee.

(3)	Member, Human Resources Committee.

(4)	Member, Nominating and Corporate Governance Committee.

(5)	Member, Finance Committee.

(6)	Mr. Level was elected to the board effective April 1, 2005.

(7)	Mr. Sullivan retired from the board effective January 1, 2006.

(8)	Ms. Krane joined us on January 23, 2006.

(9)	Mr. Mason is leaving us at the end of February 2006.

Members of the Haas family are descendants of our founder, Levi Strauss. Peter E. Haas, Jr. is a cousin of Robert D. Haas and Walter J. Haas. Miriam L. Haas is the surviving spouse of Peter E. Haas, Sr., the father of Peter E. Haas, Jr.

Robert D. Haas is the Chairman of our board. He was named Chairman in 1989 and served as Chief Executive Officer from 1984 until 1999. Mr. Haas joined us in 1973 and served in a variety of marketing, planning and operating positions before becoming Chief Executive Officer. Effective August 2005, Mr. Haas retired as an employee of the Company.

Philip A. Marineau, a director since 1999, has served as our President and Chief Executive Officer since 1999. Mr. Marineau will also serve as interim leader of our European business as of the end of February 2006. Prior to joining us, Mr. Marineau was the President and Chief Executive Officer of Pepsi-Cola North America from 1997 to 1999. From 1996 to 1997, Mr. Marineau was President and Chief Operating Officer of Dean Foods Company. From 1972 to 1996, Mr. Marineau held a series of positions at Quaker Oats Company including President and Chief Operating Officer from 1993 to 1996. Mr. Marineau is currently a director of Meredith Corporation and Kaiser Permanente.

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

Robert E. Friedman, a director since 1998, is founder and Chairman of CFED, a Washington, D.C.-based not-for-profit organization focused on creating economic opportunity by helping residents of poor communities save and invest, succeed as entrepreneurs and participate as contributors to and beneficiaries of the economy. He also serves as a director of Ecotrust, the Rosenberg Foundation and the National Fund for Enterprise Development and other non-profit organizations.

James C. Gaither, a director since 1988, is Managing Director of Sutter Hill Ventures, a venture capital investment firm. Prior to 2000, he was a partner of, and prior to 2004, he was senior counsel to, the law firm of Cooley Godward LLP in San Francisco, California. Prior to joining Cooley Godward in 1969, he served as law clerk to the Honorable Earl Warren, Chief Justice of the United States, special assistant to the Assistant Attorney General in the U.S. Department of Justice and staff assistant to the President of the United States, Lyndon B. Johnson. Mr. Gaither is currently a director of Nvidia Corporation, Kineto, Inc. and Satmetrix, Inc.

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

Miriam L. Haas, a director since July 2004, is president of the Miriam and Peter Haas Fund. Ms. Haas is a trustee of the San Francisco Museum of Modern Art and is vice chair of the board of trustees and chair of the audit committee of the New York Museum of Modern Art. She is a member of the Advisory Board of the Haas Center for Public Service at Stanford University, the Global Philanthropists Circle and the Council on Foreign Relations.

Peter E. Haas, Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980.

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

Patricia A. House, a director since July 2003, was Vice Chairman of Siebel Systems, Inc., now a wholly-owned subsidiary of Oracle Corporation. She was with Siebel Systems, Inc. since its inception in July 1993 and had served as its Vice Chairman, Co-Founder and Vice President, Strategic Planning since January 2001. From February 1996 to January 2001, she served as its Co-Founder and Executive Vice President and from July 1993 to February 1996 as Co-Founder and Senior Vice President, Marketing. Ms. House is currently a director of BDNA Corporation and Shutterfly, Inc.

Leon J. Level, a director since April 2005, is currently vice president and a director of Computer Sciences Corporation, a leading global information technology services company. Mr. Level has held ascending and varied financial management and executive positions at Computer Sciences Corporation (including chief financial officer from 1989 to February 2006), Unisys Corporation (corporate vice president, treasurer and chairman of Unisys Finance Corporation), Burroughs Corporation (vice president, treasurer), The Bendix Corporation (executive director and assistant corporate controller) and Deloitte, Haskins & Sells (now Deloitte & Touche). Mr. Level is also currently a director of UTi Worldwide Inc.

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

T. Gary Rogers, a director since 1998, is Chairman of the Board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream and frozen dessert products. He has held this position since 1977. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and the Federal Reserve Bank of San Francisco.

G. Craig Sullivan served as a director from 1998 through December 2005. Mr. Sullivan is the retired Chairman of the Board and Chief Executive Officer of The Clorox Company, a major consumer products firm. He served as Chief Executive Officer of The Clorox Company from 1992 until June 2003. He remained Chairman of the Board of The Clorox Company until his retirement in December 2003. Prior to his election as Chairman and Chief Executive Officer of The Clorox Company, Mr. Sullivan was group vice president with overall responsibility for manufacturing and marketing, the company’s laundry and cleaning products in the United States, the international business, the manufacturing and marketing of products for the food service industry and the corporate purchasing and distribution functions. Mr. Sullivan currently serves on the board of directors of Mattel, Inc. and Kimberly-Clark Corp.

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

David G. Bergen, our Senior Vice President and Chief Information Officer, joined us in 2000. He was most recently Senior Vice President and Chief Information Officer of CarStation.com, an open-standards collision repair e-commerce hub. From 1998 to 2000, Mr. Bergen was Senior Vice President and Chief Information Officer of LVMH, Inc. Prior to joining LVMH, Inc., Mr. Bergen held a series of management positions at Gap Inc., including Vice President of Application Development.

John Goodman joined us as President and Commercial General Manager of our U.S. Dockers® business in June 2005. Prior to joining us, Mr. Goodman was senior vice president and chief apparel officer for Kmart Holding Corporation, a wholly owned subsidiary of Sears Holdings Corporation since December 2003. Prior to joining Kmart Holding Corporation, Mr. Goodman spent 11 years at Gap, Inc., where he was most recently senior vice president of merchandising, planning, production and distribution for the company’s outlet stores.

Robert L. Hanson has been President and Commercial General Manager of the Levi’s® brand in the United States since 2001 and President and General Manager of the Levi’s® brand in the United States and U.S. Supply Chain Services since July 2005. Before taking his current role in 2001, Mr. Hanson was President of the Levi’s® brand in Europe. From 1998 to 2000, he was Vice President of the Levi’s® brand in Europe. He began his career with us in 1988, holding executive-level advertising, marketing and business development positions in both the Levi’s® and Dockers® brands in the United States before taking his first position in Europe.

Hilary K. Krane, our Senior Vice President and General Counsel, joined us in January 2006. From 1994 to 2005, Ms. Krane held a variety of positions at PricewaterhouseCoopers, one of the world’s leading accounting firms, including Primary Legal Counsel to the U.S. Advisory Practice and, most recently, Assistant General Counsel and Partner. Prior to joining PricewaterhouseCoopers, Ms. Krane was a litigation associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in Chicago.

Scott A. LaPorta is President and Commercial General Manager of the Levi Strauss Signature®brand in the United States. Mr. LaPorta joined us in 2002 as the Chief Financial and Strategic Planning Officer for Levi Strauss Americas. In July 2003, Mr. LaPorta became Senior Vice President of Sales, Strategy and Finance for Levi Strauss Americas, until taking his current position in October of the same year. Before joining us, Mr. LaPorta was Executive Vice President and Chief Financial Officer of Park Place Entertainment.

Paul Mason, our Senior Vice President and President, Levi Strauss Europe, joined us in February 2004. Mr. Mason was chief executive officer of Matalan PLC, a discount clothing business and leading U.K. jeans retailer from 2002 to 2003. Prior to that time, he held senior positions with ASDA Group Limited, a subsidiary of Wal-Mart Stores, Inc., including chief operating officer, retailer director and logistics and human resources director. Mr. Mason is a non-executive director of Rentokil-Initial plc (U.K). Mr. Mason is leaving us at the end of February 2006.

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

Hans Ploos van Amstel, Senior Vice President and Chief Financial Officer since March 2005, joined us in 2003 as Vice President of Finance and Operations for our European business. Mr. Ploos van Amstel joined us from Procter & Gamble, a leading manufacturer and marketer of consumer and household products. Mr. Ploos van Amstel joined Procter & Gamble in 1989, where he served in various capacities throughout Europe and the Middle East, leading to his appointment in 1999 as Finance Director of Global Corporate Fabric & Home Care, and culminating in his appointment in 2001 as Finance Director of Procter & Gamble’s Fabric & Home Care Europe division.

Lawrence W. Ruff, our Senior Vice President, Strategy and Worldwide Marketing since September 2003, joined us in 1987. From 1987 to 1996, he held a variety of marketing positions in the United States and Europe. He served as Vice President, Marketing and Development for Levi Strauss Europe, Middle East and Africa from 1996 to 1999 when he became Vice President, Global Marketing. In late 1999, he became Senior Vice President of Worldwide Marketing Services.

Our Board of Directors

Our board of directors currently has 14 members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in class 1 (Mr. Georgescu, Mr. Friedman, Mr. R.D. Haas and Mr. Level) will end at our annual stockholders’ meeting in 2008. The term for directors in class 2 (Mr. P. E. Haas, Jr., Mr. Hellman, Ms. House, Ms. Pineda and Mr. Rogers) will end at our annual stockholders’ meeting in 2006. The term for directors in class 3 (Ms. Blackwell, Mr. Gaither, Ms. Haas, Mr. W.J. Haas and Mr. Marineau) will end at our annual stockholders’ meeting in 2007.

Committees.  Our board of directors has five committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held six meetings during 2005.

 —   Members: Mr. Level (Chair), Ms. Blackwell, Mr. Georgescu and Ms. Pineda.

Mr. Level is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions, reviews the performance of our chairman and chief executive officer and approves the annual and long term compensation for our chairman, chief executive officer and executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity, director compensation and benefit plans.

 —   Members: Ms. House (Chair), Mr. Gaither, Mr. Hellman and Mr. Rogers.

•	Nominating and Governance. Our nominating and governance committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters and reporting and making recommendations to the board concerning corporate governance matters.

—	Members: Mr. Gaither (Chair), Mr. Georgescu, Mr. Hellman and Ms. Pineda.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community.

—	Members: Mr. Rogers (Chair), Ms. Haas, Mr. P.E. Haas, Jr., Mr. Hellman and Mr. Level.

•	Corporate Citizenship. Our corporate citizenship committee provides assistance to the board in the board’s oversight of our values, ethics and social responsibility as demonstrated through our policies, practices and interactions with stockholders, employees, suppliers, customers, consumers, communities, governmental authorities and others having a relationship with us.

—	Members: Mr. Georgescu (Chair), Ms. Blackwell, Mr. Friedman, Ms. Haas, Mr. W.J. Haas and Ms. House.

Our board made these committee assignments on December 8, 2005.

Director Compensation

Non-employee directors other than Robert D. Haas received compensation in 2005 consisting of an annual retainer fee of $45,000, meeting fees and, if applicable, committee chairperson retainer fees ($20,000 for the Audit Committee and the Human Resources Committee and $10,000 for the Finance Committee, the Corporate Citizenship Committee and the Nominating and Governance Committee). Robert D. Haas, our chairman, retired as an employee in August 2005. Effective August 2005, Mr. Haas receives for his services as Chairman an annual retainer fee of $250,000, an annual car allowance of $30,528, meeting fees, an office and services of an assistant. Directors are covered under travel accident insurance while on company business and are eligible to participate in a deferred compensation plan. In 2005, Mr. Gaither participated in the deferred compensation plan.

In February 2005, our board approved a new compensation plan, the Senior Executive Long Term Incentive Plan. The plan is intended to provide long term incentive compensation to our senior management and members of our board. Employees on our Worldwide Leadership Team (generally our executive officers), other employees identified by our board, and non-employee members of our board are eligible to receive awards under the plan. For more information, see “Executive Compensation — Long Term Incentive Compensation Plans.” In March 2005, each individual then serving as a non-employee member of our board received under the Senior Executive Long Term Incentive Plan an award of 750 stock appreciation rights, based on a target value of $45,000.

The following table provides compensation information for our directors in 2005 who were not employees.

	Annual Compensation			Long Term Compensation
Name	Retainer	Meeting Fees(1)	Other	LTIP Awards(2)

Angela Glover Blackwell	$55,000	$12,000	$—	750 units
Robert E. Friedman	45,000	9,000	—	750 units
James C. Gaither	65,000	15,000	—	750 units
Peter A. Georgescu	45,000	16,000	—	750 units
Miriam L. Haas	45,000	11,000	—	750 units
Peter E. Haas Jr.	45,000	13,000	—	750 units
Robert D. Haas(3)	83,333	2,000	10,180	1,667 units
Walter J. Haas	45,000	11,000	—	750 units
F. Warren Hellman	55,000	13,000	—	750 units
Patricia A. House	45,000	15,000	—	750 units
Leon J. Level(4)	33,750	10,000	—	750 units
Patricia Salas Pineda	65,000	14,000	—	750 units
T. Gary Rogers	45,000	16,000	—	750 units
G. Craig Sullivan	45,000	17,000	—	750 units

(1)	Meeting fees are based on $1,000 per meeting day attended.

(2)	Reflects the stock appreciation rights (referred to as units) under the Senior Executive Long Term Incentive Plan. These awards have a target value of $45,000 and will be settled at the end of a three-year performance period if the recipient is still serving as a non-employee director.

(3)	The retainer amount reflects a prorated portion of Mr. Haas’ annual retainer fee. Other compensation reflects a prorated car allowance. The retainer arrangement took effect in August 2005.

(4)	The retainer amount reflects a prorated portion of Mr. Level’s annual retainer fee. The retainer arrangement took effect in April 2005.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Mss. Blackwell and House and Messrs. Gaither, Rogers and Sullivan served as members of the committee in 2005. In 2005, no member of the Human Resources Committee was a current or former officer or employee of ours. In addition, there are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Mr. Gaither was, prior to 2004, senior counsel to the law firm Cooley Godward LLP. Cooley Godward provided legal services to us and to the Human Resources Committee in 2005, 2004 and 2003, for which we paid fees of approximately $235,000, $150,000 and $280,000, respectively, in those years.

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

Our executive compensation philosophy is designed to support our key business and talent objectives. Our business objectives focus on earnings, debt reduction and stockholder value while our talent objectives focus on attracting, retaining and motivating individuals as required to deliver our targeted annual and long term business results. In order to support the achievement of these objectives, we review the market practices of a similarly sized, competitive set of branded consumer product companies and major apparel competitors when setting compensation levels for our executives. Our intent is to position our executives’ compensation competitively against this set of companies.

The primary components of our executive compensation are base salary, annual bonus and long term incentives. Base salary is paid for ongoing performance throughout the year. Our annual bonuses are intended to motivate and reward achievement of annual business and individual objectives. Our long term incentives align with and reward for increasing stockholder value.

The table below provides compensation information for our chief executive officer and the other four executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year. We refer to these individuals in this Annual Report on Form 10-K as our named executive officers.

Summary Compensation Table

		Annual Compensation
				All Other	Long Term
				Annual	Compensation	All Other
Name/Principal Position	Year	Salary	Bonus(1)	Compensation(2)	LTIP Payouts(3)	Compensation(4)

Philip A. Marineau	2005	$1,200,000	$2,163,150	$—	$2,894,000	$818,961
President and Chief	2004	1,107,692	2,940,300	—	2,241,000	602,686
Executive Officer	2003	1,246,154	—	—	—	348,640
R. John Anderson	2005	743,930	1,667,930	287,088	960,000	71,451
Senior Vice President and	2004	758,785	711,392	274,275	1,020,000	68,724
President, Levi Strauss,	2003	447,463	696,150	282,717	—	46,643
Asia Pacific and Global Sourcing(5)
Paul Mason	2005	1,071,909	982,388	76,977	252,000	—
Senior Vice President and	2004	929,103	1,255,539	53,580	—	1,563,675
President, Levi Strauss	2003	—	—	—	—	—
Europe
Robert L. Hanson	2005	644,269	915,915	—	252,000	92,670
President and Commercial General Manager,	2004	512,211	796,331	—	1,150,000	285,904
Levi’s® Brand,	2003	471,923	—	—	—	—
United States and U.S
Supply Chain Services
Hans Ploos van Amstel	2005	438,221	703,828	1,071,867	266,000	517,828
Senior Vice President and	2004	368,315	428,817	—	105,000	112,185
Chief Financial Officer	2003	181,244	90,007	—	—	98,424

(1)	Our Annual Incentive Plan provides for annual bonuses if we meet pre-established performance targets. The Annual Incentive Plan is intended to reward for achievement of our business objectives during the year. Payment amounts are based on business unit and corporate financial results against the performance targets. The final amount of bonus earned by each participant depends upon the performance and job level of the individual.

(2)	Mr. Anderson is an Australian citizen whose employment with us is based in Singapore. He is considered a global assignee. Our approach for global assignee employees is to ensure that individuals working abroad are compensated as they would be if they were based in their home country by offsetting expenses related to a global assignment. This approach covers all areas that are affected by the assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses. Mr. Anderson is paid in Australian dollars; for purposes of the table, these amounts are converted into U.S. dollars using the exchange rate for the last month of the year. For Mr. Anderson, the 2005 amount reflects $276,051 due to his global assignment and $11,037 for a company-provided car. The 2004 amount reflects $261,776 due to his global assignment and $12,499 for a company-provided car. The 2003 amount shown reflects $271,249 due to his global assignment and $11,468 for a company-provided car.

Mr. Mason joined us in February 2004. He is a United Kingdom citizen whose employment with us is based in Brussels, Belgium. He commutes from his home in the United Kingdom. We provide Mr. Mason with an apartment in Brussels. Mr. Mason is paid in British pounds; for purposes of the table, these amounts are converted into U.S. dollars using the exchange rate for the last month of the year. For Mr. Mason, the 2005 amount reflects $35,535 paid for a company-provided apartment and $41,442 for a company-provided car. The 2004 amount reflects $38,552 paid for a company-provided apartment and $15,028 for a company-provided car. Mr. Mason is not treated as a global assignee. Mr. Mason resigned from his position as Senior Vice President and President, Levi Strauss Europe, effective February 28, 2006. In connection with his resignation and as contemplated by his employment agreement, Mr. Mason will receive no additional payment as a result of his departure.

Mr. Ploos van Amstel relocated to the United States from Belgium in March 2005. He is paid in U.S. dollars. For 2005, the amount includes $977,733 in relocation expenses grossed up for taxes and $65,972 for non-taxable relocation expenses.

(3)	For 2005, this column reflects the first payment earned under our Management Incentive Plan and the final payment under the interim long-term incentive plan.

For 2004, this column reflects the first and second payments earned under our interim long-term incentive plan.

For 2003, this column reflects the payments earned under the 2000 grant of our Leadership Shares Plan, our prior long-term incentive plan. These payments relate to the first four years of performance under the five-year measurement period, which was from 2000 through 2003. We did not make any payments under the Leadership Shares Plan in respect of the second or third installments of the 2000 grant. We did not make any further payments in respect of any outstanding awards, and do not expect to do so for any of the remaining performance measurement periods. For more information about our long term incentive plans, see “Executive Compensation — Long Term Incentive Compensation Plans.”

(4)	Beginning in 2005, our Executive Deferred Compensation Plan provides that we will match certain employee deferrals to the plan. Under the plan, we match deferrals in an amount in excess of the contribution limit under our Employee Savings and Investment Plan (which is our 401(k) plan), up to 10% of eligible pay. For Messrs. Marineau, Hanson and Ploos van Amstel, amounts shown in 2005 reflect these matching contributions.

For Messrs. Marineau and Hanson the amounts shown in 2004 and 2003 include contributions we made on their behalf under our Capital Accumulation Plan. The Capital Accumulation Plan was a non-qualified, defined contribution savings plan that permitted eligible employees to contribute up to 10% of their pay, on an after-tax basis, to an individual retail brokerage account established in the employee’s name. Matching contributions under this plan were dependent on business performance. We terminated the Capital Accumulation Plan in November 2004 and replaced it with our Executive Deferred Compensation Plan.

For Mr. Marineau, the 2005 amount shown reflects payments made as part of the 401(k) excess match of $295,148 and $523,813 in above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan. The 2004 amount shown reflects a Capital Accumulation Plan contribution of $115,000 and $487,686 in above-market interest attributable to amounts he deferred under our executive deferred compensation plan. The 2003 amount shown reflects $348,640 in above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan.

For Mr. Anderson, the 2005 amount shown reflects $71,451 in above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan. The 2004 amount shown reflects $68,724 in above-market interest attributable to amounts he deferred under our executive deferred compensation plan. The 2003 amount shown reflects $46,643 of above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan.

For Mr. Mason, the 2004 amount shown reflects a special one-time bonus of $1,563,675, paid in lieu of a 2004 long term incentive grant as provided under his employment agreement. For more information, please see “Employment Agreements.”

The above-market interest amounts for Messrs. Marineau and Anderson stated above, reflect updates to amounts previously reported as the formula used to determine interest paid under our executive deferred compensation plan became determinable in 2005. Above-market interest amounts previously reported assumed payment at a guaranteed minimum rate.

For Mr. Hanson, the 2005 amount shown reflects payments made as part of the 401(k) excess match of $92,670. The 2004 amount shown reflects a special retention bonus of $125,000, a special performance bonus of $125,000 and a Capital Accumulation Plan contribution of $35,904.

For Mr. Ploos van Amstel, the 2005 amount shown reflects a 401(k) excess match of $6,873, a $300,000 hiring bonus, a $200,000 special bonus and an insurance premium payment of $10,955. The 2004 amount shown reflects a special bonus of $21,830, a sign-on bonus of $64,900 and an insurance premium payment of $25,455. The 2003 amount shown reflects a sign-on bonus of $79,060, a special bonus of $2,237 and an insurance premium payment of $17,127.

(5)	From 2000 to 2004, we tracked Mr. Anderson’s salary in U.S. dollars and increased it according to U.S. market practices. However, due to substantial exchange rate fluctuations that have occurred over the last several years, his salary growth as expressed in Australian dollars (AUD) was not consistent with the rate of increases awarded to him. As a result, beginning in 2004, we track and pay his salary in Australian dollars. Under this methodology, in March 2004, we adjusted his AUD salary amount to AUD 987,600 to properly reflect the same rate of salary increases we had applied to his salary, as paid in U.S. dollars, since 2000. For purposes of the table, we convert his salary into U.S. dollars using the exchange rate for the last month of the year.

Long Term Incentive Compensation Plans

Senior Executive Long Term Incentive Plan.  In February 2005, our board established a new compensation plan, the Senior Executive Long Term Incentive Plan (the “SELTIP”) for our senior management and members of our board. The SELTIP is implemented through consecutive and overlapping three-year performance cycles. SELTIP participants are granted stock appreciation rights (“units”), payable solely in cash, as determined by the Human Resources Committee. The number of units granted to each participant was based on a projected hypothetical public market value of our common stock on the last day of the performance cycle and a target payout amount. Awards reflect a strike price, the hypothetical public market value of our common stock as of the end of the calendar year in which the performance cycle begins, as determined by the Human Resources Committee.

To the extent a payment would exceed two times the participant’s target payout, payment of the excess amounts generally will be deferred for an additional two years, and such amounts will be further adjusted during the two-year deferral period based on the fluctuation in value of our common stock. In addition, participants who are terminated for cause during a deferral period will forfeit all deferred amounts that have not already been paid out.

2005 Management Incentive Plan.  In July 2005, our board approved the establishment of a new two-year cash incentive plan, the 2005 Management Incentive Plan, for our management employees including our executive officers. The plan covers approximately 1,000 employees worldwide.

Plan payouts will be based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in 2005 and 2006. Individual target amounts for each participant will be set based on a percentage of his or her 2005 long- term incentive plan target amount. We will pay incentive amounts in two portions, with the first payout based on achievement of our 2005 total company EBITDA target, and the second payout based on total company performance against the incentive plan’s two-year cumulative EBITDA and EBITDA growth targets.

The following table shows awards granted under our Senior Executive Long Term Incentive Plan and our 2005 Management Incentive Plan to our named executive officers:

Long Term Incentive Compensation Plans — Awards in Last Fiscal Year

	Number of		Performance or	Estimated Future Payouts
	Shares, Units		Other Period	under Non-Stock Price-Based Plans
	or Other		Until Maturation	Threshold	Target		Maximum
Name	Rights (#)		or Payout	($ or #)	($ or #)		($ or #)

Philip A. Marineau	83,334	(1)	Three years	$—	$5,000,000	(2)	None	(3)
	—		Two years	—	4,000,000		$6,600,000	(4)
R. John Anderson	16,667	(1)	Three years	—	1,000,000	(2)	None	(3)
	—		Two years	—	800,000		$1,320,000	(4)
Paul Mason	15,000	(1)	Three years	—	900,000	(2)	None	(3)(5)
	—		Two years	—	720,000		$1,188,000	(4)(5)
Robert L. Hanson	15,000	(1)	Three years	—	900,000	(2)	None	(3)
	—		Two years	—	720,000		$1,188,000	(4)
Hans Ploos van Amstel	11,667	(1)	Three years	—	700,000	(2)	None	(3)
	—		Two years	—	560,000		$924,000	(4)

(1)	Award was made under our Senior Executive Long Term Incentive Plan.

(2)	Target amount was used to determine the number of stock appreciation rights granted.

(3)	Payout is based on appreciation of stock appreciation rights.

(4)	Cash-based award was made under our 2005 Management Incentive Plan.

(5)	Following Mr. Mason’s resignation at the end of February 2006, he will no longer be eligible for future payouts under the plan.

Pension Plan Benefits

Messrs. Marineau and Hanson.  The following table shows the estimated annual benefits payable upon retirement under our U.S. Home Office Pension Plan to persons at various covered compensation levels and years-of-service classifications prior to mandatory offset of Social Security benefits. Covered compensation is defined as annual base salary plus annual bonus, within certain IRS limits. An average of the highest covered compensation amounts within a predefined period is used to calculate the final annual pension benefits. Covered compensation for these named executive officers is the same as the total of their salary and bonus amounts shown in the Summary Compensation Table, subject to certain IRS limits. The table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity.

U.S. Pension Plan Table

Final Average
Covered	Years of Service
Compensation	5	10	15	20	25	30	35

$400,000	$40,000	$80,000	$120,000	$160,000	$200,000	$205,000	$210,000
600,000	60,000	120,000	180,000	240,000	300,000	307,500	315,000
800,000	80,000	160,000	240,000	320,000	400,000	410,000	420,000
1,000,000	100,000	200,000	300,000	400,000	500,000	512,500	525,000
1,200,000	120,000	240,000	360,000	480,000	600,000	615,000	630,000
1,400,000	140,000	280,000	420,000	560,000	700,000	717,500	735,000
1,600,000	160,000	320,000	480,000	640,000	800,000	820,000	840,000
1,800,000	180,000	360,000	540,000	720,000	900,000	922,500	945,000
2,000,000	200,000	400,000	600,000	800,000	1,000,000	1,025,000	1,050,000
2,200,000	220,000	440,000	660,000	880,000	1,100,000	1,127,500	1,155,000
2,400,000	240,000	480,000	720,000	960,000	1,200,000	1,230,000	1,260,000
2,600,000	260,000	520,000	780,000	1,040,000	1,300,000	1,332,500	1,365,000
2,800,000	280,000	560,000	840,000	1,120,000	1,400,000	1,435,000	1,470,000
3,000,000	300,000	600,000	900,000	1,200,000	1,500,000	1,537,500	1,575,000
3,200,000	320,000	640,000	960,000	1,280,000	1,600,000	1,640,000	1,680,000
3,400,000	340,000	680,000	1,020,000	1,360,000	1,700,000	1,742,500	1,785,000

The following table shows, for each of Messrs. Marineau and Hanson, the credited years of service, the final compensation covered by the U.S. Home Office Pension Plan and the annual pension benefit each would receive at age 65 under the plan if he were to leave Levi Strauss & Co.

		Final
		Average	Annual
	Years of	Covered	Pension
Name	Service	Compensation	Benefit
	(as of November 27, 2005)

Philip A. Marineau (1)(2)	24	$2,544,120	$1,223,436
Robert L. Hanson (1)	17	583,058	189,084

(1)	We made amendments to our U.S. Home Office Pension Plan (HOPP) in 2004 that affected Mr. Marineau and Mr. Hanson in that their benefits were frozen under the plan.

(2)	For Mr. Marineau, the number of years of credited service and covered compensation are based on the terms of his employment agreement. Mr. Marineau’s HOPP benefits were frozen as of November 2004. However, as provided under Mr. Marineau’s employment agreement, he also participates in a supplemental executive retirement plan, which is a non-qualified complementary plan that operates in the same manner as the HOPP. This supplemental plan results in Mr. Marineau receiving the same pension benefits he would have received had the HOPP not been frozen.

Mr. Mason.  Prior to Mr. Mason’s resignation at the end of February 2006, he participated in the Levi Strauss United Kingdom pension plan. This plan provides both a defined benefit and a defined contribution pension. The plan has a minimum vesting period of two years. Because Mr. Mason did not satisfy the minimum vesting period, he is ineligible for any pension benefits.

Mr. Anderson.  Mr. Anderson participates in the Levi Strauss Australia pension plan. He also participates in a supplemental plan. The pension payment Mr. Anderson will receive upon retirement is based on years of service and his final average salary. Under the supplemental plan, we contribute 20% of his annual base salary and bonus to his pension each year. If Mr. Anderson’s employment with us had been terminated at the end of 2005, his benefit under these combined plans, to be paid in a lump sum at age 65, would have been 3.3 million Australian dollars, or approximately $2.4 million.

Mr. Ploos van Amstel.  Mr. Ploos van Amstel participates in the Levi Strauss Belgium pension plan. The plan provides a defined benefit pension based on a percentage of pensionable earnings and eligible pension service. The plan has a minimum vesting period of one year.

Employment Agreements

Mr. Marineau.  We have an employment agreement with Mr. Marineau. The agreement provides for a minimum base salary of $1.0 million in accordance with our executive salary policy and a target annual cash bonus of 90% of base salary, with a maximum bonus of 180% of base salary. In addition, Mr. Marineau is eligible to participate in all other executive compensation and benefit programs, including the Leadership Shares Plan and the long term incentive and annual incentive plans described above. Under the employment agreement, we made a one-time grant of 810,000 Leadership Shares to compensate him for the potential value of stock options he forfeited upon leaving his previous employer to join us. We also provide under the agreement a supplemental pension benefit to Mr. Marineau.

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

Mr. Mason.  We have an employment agreement with Mr. Mason. Under the agreement, we agreed to pay him a minimum base salary of £600,000. Mr. Mason is also eligible to earn an annual bonus under our Annual Incentive Plan, with a target incentive equal to 65% of his base salary, and he has participated in our SELTIP since 2005. In addition, in lieu of granting him a long term incentive award in 2004, Mr. Mason was eligible to earn a special one-time bonus under a separate incentive arrangement, with a target incentive equal to 85% of his base salary, which was paid in early 2005. The amount of this bonus was equal to $1,563,675.

Under his agreement, Mr. Mason is also entitled to specified fringe benefits, including a company car, housing when abroad, medical insurance for Mr. Mason and his family and reimbursement of any additional taxes he may have to bear as a consequence of these fringe benefits. We also agreed to provide Mr. Mason with supplementary pension benefits.

Mr. Mason’s employment agreement terminated upon his resignation effective February 28, 2006. In connection with his resignation, Mr. Mason is not entitled to any additional separation or termination benefits.

Mr. Ploos van Amstel.  We have an employment agreement with Mr. Ploos van Amstel. Under the agreement, Mr. Ploos van Amstel will receive a base salary at an annual rate of not less than $500,000, and will be eligible to participate in our Annual Incentive Plan at a target participation rate of 65% of salary, and our 2005 Long-Term Incentive Plan at a target participation amount of $700,000. In addition, Mr. Ploos van Amstel received an initial bonus of $300,000, which he must repay on a pro rata basis in the event he resigns voluntarily within 12 months of the date he began serving as our chief financial officer.

Under his agreement, Mr. Ploos van Amstel is entitled to specified fringe benefits including healthcare benefits, reimbursement of expenses associated with the relocation of his household from Belgium to San Francisco, California, and benefits under the various executive perquisite programs available to similarly ranked executives. Mr. Ploos van Amstel is eligible for participation in our Senior Executive Severance Plan. Mr. Ploos van Amstel’s employment is at-will, and may be terminated by us or by Mr. Ploos van Amstel at any time.

Senior Executive Severance Arrangements

Messrs. Marineau and Mason.  Messrs. Marineau and Mason are eligible for severance benefits as provided in their respective employment agreements. Please see “Employment Agreements” for more information.

Messrs. Anderson, Hanson and Ploos van Amstel.  Messrs. Anderson, Hanson and Ploos van Amstel are eligible for payments and other benefits under our Senior Executive Severance Plan, which is a discretionary, unfunded plan available to a select group of executives to recognize their past service to us in the event their employment is involuntarily terminated. We may terminate or amend this plan at any time at our sole discretion.

Under the plan, in exchange for the executive’s execution of a general release agreement with us following an involuntary termination without cause, we will pay the executive his or her base salary, plus a target bonus amount for the fiscal year in which the executive is notified of his or her employment termination. We will make this payment in installments or on the same payment schedule and in an amount no greater than the executive’s base salary at the time his/her employment terminated for a period ranging from 26 weeks to 104 weeks, depending on the executive classification.

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

All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Miriam L. Haas, Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

The table on the following page contains information about the beneficial ownership of our voting trust certificates as of February 1, 2006, by:

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

As of February 1, 2006, there were 172 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of February 1, 2006. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

			Percentage of
	Number of Voting		Voting Trust
	Trust Certificates		Certificates
Name	Beneficially Owned		Outstanding

Peter E. Haas, Jr.	10,105,820	(1)	27.11%
Miriam L. Haas	6,803,724	(2)	18.25%
F. Warren Hellman	4,541,380	(3)	12.18%
Robert D. Haas	3,955,462	(4)	10.61%
Margaret E. Haas	2,644,278	(5)	7.09%
Walter J. Haas	1,584,357	(6)	4.25%
Robert E. Friedman	1,267,634	(7)	3.40%
Angela Glover Blackwell	—		—
James C. Gaither	—		—
Peter A. Georgescu	—		—
Patricia A. House	—		—
Leon J. Level	—		—
Philip A. Marineau	—		—
Patricia Salas Pineda	—		—
T. Gary Rogers	—		—
R. John Anderson	—		—
Robert L. Hanson	—		—
Paul Mason	—		—
Hans Ploos van Amstel	—		—
Directors and executive officers as a group (24 persons)	24,425,459		65.52%

(1)	Includes 3,882,360 voting trust certificates held by a trust, of which Mr. Haas is trustee, for the benefit of charitable entities. Includes a total of 1,644,624 voting trust certificates held by Mr. Haas’ wife and by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 61,709 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of the children of Mr. Haas and of Margaret E. Haas. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 2,657,721 voting trust certificates held by partnerships of which Mr. Haas is managing general partner.

(2)	Includes 3,823,795 voting trust certificates held by the estate of Peter E. Haas, Sr., for which Ms. Haas has been nominated co-executor under the will of Peter E. Haas, Sr.

(3)	Includes 190,243 voting trust certificates held by a trust, of which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of these voting trust certificates. Includes 3,823,795 voting trust certificates held by the estate of Peter E. Haas, Sr., for which Mr. Hellman has been nominated co-executor under the will of Peter E. Haas, Sr. Mr. Hellman disclaims beneficial ownership of these voting trust certificates.

(4)	Includes an aggregate of 50,876 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 700,000 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust B-1 of which Mr. Haas is trustee. Includes 9,123 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust A, of which Mr. Haas is a co-trustee, for the benefit of his mother. Mr. Haas disclaims beneficial ownership of these voting trust certificates.

(5)	Includes 1,841 voting trust certificates held by a trust, of which Ms. Haas is trustee, for the benefit of Ms. Haas’ son. Ms. Haas disclaims beneficial ownership of these voting trust certificates.

(6)	Includes 170,309 voting trust certificates held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of Mr. Haas’ children. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 1,400,000 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust B-3, of which Mr. Haas is trustee. Includes 9,123 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust A, of which Mr. Haas is a co-trustee, for the benefit of his mother. Mr. Haas disclaims beneficial ownership of these voting trust certificates.

(7)	Includes 40,000 voting trust certificates held by trusts, of which Mr. Friedman is co-trustee, for the benefit of his children and 195,834 voting trust certificates held by trusts, of which Mr. Friedman is co-trustee, for the benefit of Mr. Friedman’s nieces and nephew. Mr. Friedman disclaims beneficial ownership of these voting trust certificates. Includes 1,010,000 voting trust certificates held by Copper Reservoir, a California limited partnership, for which Mr. Friedman is a general partner.

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

Estate Tax Repurchase Policy

We have a policy under which we will repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes. The purchase price will be based on a valuation received from an independent investment banking or appraisal firm. Estate repurchase transactions are subject to applicable laws governing stock repurchases, board approval and restrictions under our credit agreements and senior note indentures. Our senior secured term loan and senior secured revolving credit facility prohibit repurchases without the consent of the lenders, and the indentures relating to our senior notes limit our ability to make repurchases. The policy does not create a contractual obligation on our part. We may amend or terminate this policy at any time. No shares were repurchased under this policy in 2005, 2004 or 2003.

Valuation Policy

We have a policy under which we have historically obtained, and made available to our stockholders, an annual independent third-party valuation of our common stock. We used this valuation for, among other things, making determinations under our SELTIP. The policy provides that we will make reasonable efforts to defend valuations we obtain which are challenged in any tax or regulatory proceeding involving a stockholder (including an estate) that used the valuation and was challenged on that use. The policy provides that we will not indemnify any stockholder against any judgment or settlement amounts or expenses specific to any individual stockholder arising from the use of a valuation.

Voting Trustee Compensation

The voting trust agreement provides that trustees who are also beneficial owners of 1% or more of our stock are not entitled to compensation for their services as trustees. Trustees who are not beneficial owners of more than 1% of our outstanding stock may receive such compensation upon approval of our board. All trustees are entitled to reimbursement for reasonable expenses and charges which they may incur in carrying out their duties as trustees. As of November 27, 2005, each trustee beneficially owned more than 1% of our outstanding stock.

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

Limitation of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under Delaware law. Under Delaware law, our directors have a fiduciary duty to us which will not be eliminated by this provision in our certificate of incorporation. In addition, each of our directors is subject to liability under Delaware law for breach of the director’s duty of loyalty to us for acts or omissions which are found by a court of competent jurisdiction to be not in good faith or which involve intentional misconduct or knowing violations of law for actions leading to improper personal benefit to the director and for payment of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law. This provision does not affect the directors’ responsibilities under any other laws, such as the federal securities laws.

Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability for the following:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

Any amendment or repeal of these provisions requires the approval of the holders of shares representing at least two-thirds of our shares entitled to vote in the election of directors, voting as one class.

Delaware law provides that the indemnification permitted thereunder will not be considered exclusive of any other rights to which the directors and officers may be entitled under our bylaws, any agreement, a vote of stockholders or otherwise. Our certificate of incorporation and bylaws eliminate the personal liability of directors to the maximum extent permitted by Delaware law. In addition, our certificate of incorporation and bylaws provide that we may fully indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was one of our directors, officers, employees or other agents, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding.

We believe that the limitation of liability provision in our certificate of incorporation facilitates our ability to continue to attract and retain qualified individuals to serve as directors and officers. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased liability insurance for our officers and directors.

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent as to which indemnification will be required or permitted under our certificate of incorporation other than a claim against one of our former employees in connection with our wrongful termination litigation and claims against certain of our current and former board members and officers in connection with our class actions securities litigation. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification. For more information, see “Business — Legal Proceedings.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Alvarez & Marsal, Inc.  On December 1, 2003, and as provided by an agreement with Alvarez & Marsal, Inc., a business turnaround and management consulting firm, we appointed James P. Fogarty as our interim chief financial officer, replacing William B. Chiasson who resigned from that position on December 5, 2003. Mr. Fogarty is a managing director with Alvarez & Marsal. Our agreement with Alvarez & Marsal also provided that Antonio Alvarez would serve as Senior Advisor to us and would be an executive officer. Mr. Alvarez is a co-founding Managing Director of Alvarez & Marsal. Mr. Alvarez completed his work as senior advisor and left that position in April 2004. Effective March 7, 2005, Hans Ploos van Amstel replaced Mr. Fogarty as our chief financial officer. For more information about Mr. Ploos van Amstel, please see “Management.”

Under the terms of our agreement, in 2005 and 2004, we paid Alvarez & Marsal $3.7 million and $11.4 million, respectively, as regular compensation for their services and as incentive bonuses as a result of our achievement of certain financial performance, financial reporting and control and planning activities.

Directors.  Robert E. Friedman, one of our directors, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit organization focused on creating economic opportunity by helping residents of poor communities, which works with public and private policymakers in governments, international organizations, corporations, private foundations, labor unions and community groups to design and implement economic development strategies. In 2005, the Levi Strauss Foundation donated $85,000 to the Corporation for Enterprise Development. In 2003, we donated $50,000. There were no such donations in 2004.

James C. Gaither, one of our directors, was, prior to 2004, senior counsel to the law firm Cooley Godward LLP. Cooley Godward provided legal services to us and to the Human Resources Committee of our board of directors in 2005, 2004 and 2003, for which we paid fees of approximately $235,000, $150,000 and $280,000, respectively, in those years.

Peter A. Georgescu, one of our directors, is Chairman Emeritus of Young and Rubicam, Inc., WPP Group plc, a global advertising agency. The agency provided advertising services to us in 2003. We paid fees of approximately $18,800. We did not obtain any such services in 2005 or 2004. Mr. Georgescu is a director of Toys “R” Us, Inc. We made a $5,000 donation to the Toys “R” Us Children’s Fund in 2004 and 2003. There was no such donation in 2005.

Philip A. Marineau, one of our directors and President and Chief Executive Officer of our Company, is a director of the Meredith Corporation, a publicly held media and marketing company. The Meredith Corporation provided services to us in 2005, for which we paid approximately $10,000. We did not obtain any such services in 2004 or 2003.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Engagement of the Independent Registered Public Accounting Firm.  The Audit Committee is responsible for approving every engagement of KPMG to perform audit or non-audit services for us before KPMG is engaged to provide those services. The Audit Committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage KPMG for the next 12 months. Those services typically include quarterly reviews, employee benefit plan reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement comes up during the year, engagement will require: (i) specific approval of the chief financial officer and controller (including confirming with counsel permissibility under applicable laws and evaluating potential impact on independence) and, if approved by management, (ii) specific approval of the Audit Committee.

•	Third, the chair of the Audit Committee will have the authority to give such specific approval, but may seek full Audit Committee input and approval in specific cases as he or she may determine.

Auditor Fees.  The following table shows fees billed to or incurred by us for professional services rendered by KPMG during 2005 and 2004:

	Year Ended	Year Ended
	November 27,	November 28,
	2005	2004
	(Dollars in thousands)

Services provided:
Audit fees(a)	$4,345	$4,560
Audit-related fees(b)	730	260

Total audit and audit-related fees	5,075	4,820
Tax fees(c)	—	280

Total fees	$5,075	$5,100

(a)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements, statutory audits, and, in 2004, carve-out audits in connection with our proposed sale of our Dockers® brand.

(b)	Principally comprised of fees related to the audit of our benefit plans, Sarbanes-Oxley Section 404 planning and services provided related to our debt refinancing activities.

(c)	There were no tax-related fees in fiscal 2005. Fiscal 2004 fees were principally comprised of fees related to the preparation of our foreign tax returns and review of our domestic tax compliance information.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List the following documents filed as a part of the report:

1. Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Registered Public Accounting Firm
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

Exhibits

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Indenture, dated as of November 6, 1996, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.3	Lease Intended as Security, dated as of December 3, 1999, among the Registrant, Wells Fargo Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.4	Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.
4.5	Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.6	Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.15 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.7	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.

Exhibits

4.8	Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.17 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.9	Registration Rights Agreement, dated as of January 15, 2003, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.18 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.10	Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.11	Purchase Agreement, dated as of December 16, 2004 among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC relating to the purchase of $450 million of 9.75% Senior Notes due 2015. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004.
4.12	Registration Rights Agreement, dated as of December 22, 2004, among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC relating to the $450 million of 9.75% Senior Notes due 2015. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.13	Indenture relating to 9.75% Senior Notes due 2015, dated as of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.14	Purchase Agreement, dated as of March 7, 2005 among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC relating to the purchase of $380 million of Floating Rate Senior Notes due 2012 and €150 million of 8.625% Senior Notes due 2013. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.15	Registration Rights Agreement dated as of March 11, 2005, among the Registrant, Citigroup Global Markets Inc., Banc of America Securities LLC and the other initial purchasers named therein, relating to the $380 million of Floating Rate Senior Notes due 2012. Previously filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.16	Registration Rights Agreement dated as of March 11, 2005, among the Registrant, Citigroup Global Markets Inc., Banc of America Securities LLC and the other initial purchasers named therein, relating to the €150 million of 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.17	Indenture relating to the $380 million of Floating Rate Senior Notes due 2012, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.18	Indenture relating to the €150 million of 8.625% Senior Notes due 2013, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.19	First Supplemental Indenture relating to the $380 million of Floating Rate Senior Notes due 2012, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.20	First Supplemental Indenture relating to the €150 million of 8.625% Senior Notes due 2013, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
9	Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

Exhibits

10.1	Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.4	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.5	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.6	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.7	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.8	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.11	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*
10.12	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.13	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.14	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.15	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*
10.16	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*
10.17	Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.18	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.19	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

Exhibits

10.20	Credit Agreement, dated September 29, 2003, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, Fleet Retail Finance Inc. as Sole Syndication Agent, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.21	Pledge and Security Agreement, dated September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.22	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.23	Third Amendment to Credit Agreement and Limited Waiver, dated as of March 18, 2004, among the Registrant, Levi Strauss Financial Center Corporation, Bank of America, N.A., as agent and the financial institutions named therein as lenders. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 13, 2004.
10.24	Fourth Amendment to Credit Agreement, dated August 13, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.55(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.
10.25	Fifth Amendment to Credit Agreement, dated as of November 24, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
10.26	Limited Waiver, dated as of February 15, 2005, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
10.27	Credit Agreement, dated as of September 29, 2003, between the Registrant, Bank of America, N.A. as Administrative Agent, and The Lenders Party thereto and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.28	Guaranty, dated as of September 29, 2003, entered into by certain Subsidiaries of the Registrant in favor of Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.7 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.29	Intellectual Property Security Agreement, dated as of September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.8 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.30	Second-Lien Pledge and Security Agreement, dated as of September 29, 2003 between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Administrative Agent. Previously filed as Exhibit 99.9 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.31	Amendment No. 1 to the Credit Agreement, dated August 30, 2004, by and among the Registrant as the Borrower, the banks, financial institutions and other institutional lenders named therein as the Lenders, Bank of America, N.A. as Administrative Agent, with reference to that certain Credit Agreement dated as of September 29, 2003. Previously filed as Exhibit 10.58(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.

Exhibits

10.32	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Previously filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.*
10.33	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Previously filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
10.34	Separation Agreement, dated as of January 5, 2004 by and between William B. Chiasson and Levi Strauss & Co. Previously filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.35	Agreement Regarding Leadership Shares Plan, dated as February 29, 2004, among various members of the board of directors of the Registrant. Previously filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.36	Agreement, dated as of January 26, 2004, between Paul Mason and Levi Strauss (UK) Ltd. Previously filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.37	Capital Accumulation Plan of Levi Strauss & Co. (as amended and restated effective December 1, 2003) Plan Document and Employee Booklet, dated November 17, 2003. Previously filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.38	First Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.39	Long-Term Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.40	Annual Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.41	Letter, dated June 4, 2004, from the Registrant to Albert F. Moreno. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.42	Second Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.43	Offer Letter, dated as of March 24, 2005, between Levi Strauss & Co. and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Executive Officer of Levi Strauss & Co. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*
10.44	Offer Letter, dated as of May 13, 2005, between Levi Strauss & Co. and John Goodman. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.45	Separation by Mutual Consent Agreement and Release of All Claims, dated as of July 7, 2005, between Levi Strauss & Co. and Roberta Silten. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.46	Memorandum, dated as of July 8, 2005, summarizing the terms of Robert D. Haas’ role as Chairman of the Board of Levi Strauss & Co. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.47	Levi Strauss & Co. Senior Executive Long Term Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.48	Levi Strauss & Co. Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.49	Levi Strauss & Co. 2005 Management Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 11, 2005.*

Exhibits

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning	Charged to	Deductions	End of
Allowance for Doubtful Accounts	of Period	Expenses	to Reserves	Period
	(Dollars in thousands)

November 27, 2005	$29,002	$4,858	$7,667	$26,193

November 28, 2004	$26,956	$7,892	$5,846	$29,002

November 30, 2003	$24,857	$10,720	$8,621	$26,956

	Balance at				Balance at
	Beginning				End of
Valuation Allowance Against Deferred Tax Assets	of Period	Additions	Reductions		Period
	(Dollars in thousands)

November 27, 2005	$386,683	$2,254	$85,664	(1)	$303,273

November 28, 2004	$349,550	$75,235	$38,102		$386,683

November 30, 2003	$67,102	$282,448	$—		$349,550

(1)	The reduction in the valuation allowance for the year ended November 27, 2005 was primarily driven by the Company’s ability to utilize previously reserved foreign net operating loss carryforwards and other foreign deferred tax assets as a result of current year operating income in the relevant foreign jurisdictions. See Note 4 to the Consolidated Financial Statements for further information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ Hans Ploos Van Amstel
Hans Ploos van Amstel
Senior Vice President and Chief Financial Officer

Date: February 14, 2006

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hans Ploos van Amstel, Gary W. Grellman, and Hilary K. Krane and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert D. Haas Robert D. Haas	Chairman of the Board	Date: February 14, 2006

/s/ Philip A. Marineau Philip A. Marineau	Director, President and Chief Executive Officer	Date: February 14, 2006

/s/ Angela Glover Blackwell Angela Glover Blackwell	Director	Date: February 14, 2006

/s/ Robert E. Friedman Robert E. Friedman	Director	Date: February 14, 2006

/s/ James C. Gaither James C. Gaither	Director	Date: February 14, 2006

/s/ Peter A. Georgescu Peter A. Georgescu	Director	Date: February 14, 2006

/s/ Miriam L. Haas Miriam L. Haas	Director	Date: February 14, 2006

/s/ Peter E. Haas, JR Peter E. Haas, Jr.	Director	Date: February 14, 2006

Signature	Title

/s/ Walter J. Haas Walter J. Haas	Director	Date: February 14, 2006

/s/ F. Warren Hellman F. Warren Hellman	Director	Date: February 14, 2006

/s/ Patricia A. House Patricia A. House	Director	Date: February 14, 2006

/s/ Leon J. Level Leon J. Level	Director	Date: February 14, 2006

/s/ Patricia Salas Pineda Patricia Salas Pineda	Director	Date: February 14, 2006

/s/ T. Gary Rogers T. Gary Rogers	Director	Date: February 14, 2006

/s/ Gary W. Grellman Gary W. Grellman	Vice President and Controller (Principal Accounting Officer)	Date: February 14, 2006

SUPPLEMENTAL INFORMATION

We will furnish our 2005 annual report to our voting trust certificate holders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Indenture, dated as of November 6, 1996, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Fiscal Agency Agreement, dated as of November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.3	Lease Intended as Security, dated as of December 3, 1999, among the Registrant, Wells Fargo Bank, National Association as Agent and named lessors. Previously filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.4	Supplemental Indenture, dated as of May 16, 2000, between the Registrant and Wilmington Trust Company as successor trustee to Citibank, N.A., relating to the 6.80% Notes due 2003 and the 7.00% Notes due 2006. Previously filed as Exhibit 4.4 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.
4.5	Purchase Agreement, dated as of November 26, 2002 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.6	Registration Rights Agreement, dated as of November 26, 2002 between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $425 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.15 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.7	Indenture relating to 12.25% Senior Notes due 2012, dated as of December 4, 2002, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.8	Purchase Agreement, dated as of January 15, 2003 among the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the purchase of $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.17 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.9	Registration Rights Agreement, dated as of January 15, 2003, between the Registrant and Salomon Smith Barney Inc. and the other Initial Purchasers named therein, relating to the $100 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.18 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.10	Securities Purchase Agreement, dated as of January 15, 2003, between the Registrant and affiliates of AIG Global Investment Corp. relating to the purchase of $50 million of 12.25% Senior Notes due 2012. Previously filed as Exhibit 4.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.11	Purchase Agreement, dated as of December 16, 2004 among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC relating to the purchase of $450 million of 9.75% Senior Notes due 2015. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004.
4.12	Registration Rights Agreement, dated as of December 22, 2004, among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC relating to the $450 million of 9.75% Senior Notes due 2015. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.13	Indenture relating to 9.75% Senior Notes due 2015, dated as of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.

4.14	Purchase Agreement, dated as of March 7, 2005 among the Registrant, Citigroup Global Markets Inc. and Banc of America Securities LLC relating to the purchase of $380 million of Floating Rate Senior Notes due 2012 and €150 million of 8.625% Senior Notes due 2013. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.15	Registration Rights Agreement dated as of March 11, 2005, among the Registrant, Citigroup Global Markets Inc., Banc of America Securities LLC and the other initial purchasers named therein, relating to the $380 million of Floating Rate Senior Notes due 2012. Previously filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.16	Registration Rights Agreement dated as of March 11, 2005, among the Registrant, Citigroup Global Markets Inc., Banc of America Securities LLC and the other initial purchasers named therein, relating to the €150 million of 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.17	Indenture relating to the $380 million of Floating Rate Senior Notes due 2012, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.18	Indenture relating to the €150 million of 8.625% Senior Notes due 2013, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.19	First Supplemental Indenture relating to the $380 million of Floating Rate Senior Notes due 2012, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.20	First Supplemental Indenture relating to the €150 million of 8.625% Senior Notes due 2013, dated as of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
9	Voting Trust Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated as of April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated as of March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.4	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.5	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.6	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.7	Leadership Shares Plan. Previously filed as Exhibit 10.29 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.8	Annual Incentive Plan. Previously filed as Exhibit 10.30 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Form of Indemnification Agreement, dated as of November 30, 1995, for members of the Special Committee of Board of Directors created by the Board of Directors on November 30, 1995. Previously filed as Exhibit 10.35 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.11	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*
10.12	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.13	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.14	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.15	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*
10.16	Amendment to Annual Incentive Plan effective November 26, 2001. Previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*
10.17	Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.18	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.19	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.20	Credit Agreement, dated September 29, 2003, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, Fleet Retail Finance Inc. as Sole Syndication Agent, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.21	Pledge and Security Agreement, dated September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.22	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.23	Third Amendment to Credit Agreement and Limited Waiver, dated as of March 18, 2004, among the Registrant, Levi Strauss Financial Center Corporation, Bank of America, N.A., as agent and the financial institutions named therein as lenders. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 13, 2004.
10.24	Fourth Amendment to Credit Agreement, dated August 13, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.55(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.
10.25	Fifth Amendment to Credit Agreement, dated as of November 24, 2004, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
10.26	Limited Waiver, dated as of February 15, 2005, by and among the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and, for certain sections only, certain subsidiaries of the Registrant. Previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.

10.27	Credit Agreement, dated as of September 29, 2003, between the Registrant, Bank of America, N.A. as Administrative Agent, and The Lenders Party thereto and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.28	Guaranty, dated as of September 29, 2003, entered into by certain Subsidiaries of the Registrant in favor of Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.7 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.29	Intellectual Property Security Agreement, dated as of September 29, 2003, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A., as Administrative Agent. Previously filed as Exhibit 99.8 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.30	Second-Lien Pledge and Security Agreement, dated as of September 29, 2003 between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Administrative Agent. Previously filed as Exhibit 99.9 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.31	Amendment No. 1 to the Credit Agreement, dated August 30, 2004, by and among the Registrant as the Borrower, the banks, financial institutions and other institutional lenders named therein as the Lenders, Bank of America, N.A. as Administrative Agent, with reference to that certain Credit Agreement dated as of September 29, 2003. Previously filed as Exhibit 10.58(a) to Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2004.
10.32	Compromise Agreement, dated as of September 3, 2003 between Levi Strauss (U.K.) Ltd. and Joe Middleton. Previously filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 1, 2004.*
10.33	Agreement, dated as of December 1, 2003 between Levi Strauss & Co. and Alvarez & Marsal, Inc. Previously filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
10.34	Separation Agreement, dated as of January 5, 2004 by and between William B. Chiasson and Levi Strauss & Co. Previously filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.35	Agreement Regarding Leadership Shares Plan, dated as February 29, 2004, among various members of the board of directors of the Registrant. Previously filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.36	Agreement, dated as of January 26, 2004, between Paul Mason and Levi Strauss (UK) Ltd. Previously filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.37	Capital Accumulation Plan of Levi Strauss & Co. (as amended and restated effective December 1, 2003) Plan Document and Employee Booklet, dated November 17, 2003. Previously filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.38	First Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.39	Long-Term Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.40	Annual Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.41	Letter, dated June 4, 2004, from the Registrant to Albert F. Moreno. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.42	Second Amendment to Levi Strauss & Co. Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.43	Offer Letter, dated as of March 24, 2005, between Levi Strauss & Co. and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Executive Officer of Levi Strauss & Co. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*

10.44	Offer Letter, dated as of May 13, 2005, between Levi Strauss & Co. and John Goodman. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.45	Separation by Mutual Consent Agreement and Release of All Claims, dated as of July 7, 2005, between Levi Strauss & Co. and Roberta Silten. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.46	Memorandum, dated as of July 8, 2005, summarizing the terms of Robert D. Haas’ role as Chairman of the Board of Levi Strauss & Co. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.47	Levi Strauss & Co. Senior Executive Long Term Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.48	Levi Strauss & Co. Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.49	Levi Strauss & Co. 2005 Management Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 11, 2005.*
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.