Form 10-Q
period 2006-02-26
LEVI STRAUSS & CO
filed 2006-04-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 26, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 002-90139

LEVI STRAUSS & CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-0905160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1155 Battery Street, San Francisco, California 94111
(Address of Principal Executive Offices)

(415) 501-6000
(Registrant’s Telephone Number, Including Area Code)

None
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated filer ☑

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

Common Stock $.01 par value — 37,278,238 shares outstanding on April 5, 2006

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 26,	November 27,
	2006	2005
	(Dollars in thousands) (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$281,433	$239,584
Restricted cash	3,650	2,957
Trade receivables, net of allowance for doubtful accounts of $26,275 and $26,193	517,091	626,866
Inventories:
Raw materials	13,684	16,431
Work-in-process	12,638	16,908
Finished goods	507,385	506,902

Total inventories	533,707	540,241
Deferred tax assets, net of valuation allowance of $43,091 and $42,890	94,288	94,137
Other current assets	90,024	66,902

Total current assets	1,520,193	1,570,687
Property, plant and equipment, net of accumulated depreciation of $489,520 and $471,545	375,542	380,186
Goodwill	203,214	202,250
Other intangible assets, net of accumulated amortization of $1,219 and $1,081	45,627	45,715
Non-current deferred tax assets, net of valuation allowance of $261,745 and $260,383	498,983	499,647
Other assets	96,293	115,163

Total assets	$2,739,852	$2,813,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$92,907	$95,797
Current maturities of capital lease	1,506	1,510
Accounts payable	191,484	235,450
Restructuring liabilities	13,454	14,594
Accrued liabilities	158,973	187,145
Accrued salaries, wages and employee benefits	239,836	277,007
Accrued interest payable	40,663	61,996
Accrued taxes	73,449	39,814

Total current liabilities	812,272	913,313
Long-term debt, less current maturities	2,235,882	2,230,902
Long-term capital lease, less current maturities	3,754	4,077
Postretirement medical benefits	443,194	458,229
Pension liability	203,105	195,939
Long-term employee related benefits	132,711	156,327
Long-term tax liabilities	19,358	17,396
Other long-term liabilities	40,472	41,659
Minority interest	16,002	17,891

Total liabilities	3,906,750	4,035,733

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,144,667)	(1,198,481)
Accumulated other comprehensive loss	(111,412)	(112,785)

Stockholders’ deficit	(1,166,898)	(1,222,085)

Total liabilities and stockholders’ deficit	$2,739,852	$2,813,648

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 26,	February 27,
	2006	2005
	(Dollars in thousands) (Unaudited)

Net sales	$940,191	$1,005,872
Licensing revenue	19,767	13,399

Net revenues	959,958	1,019,271
Cost of goods sold	502,522	519,287

Gross profit	457,436	499,984
Selling, general and administrative expenses	285,099	314,648
Gain on disposal of assets	(1,243)	(1,362)
Other operating income	(244)	(298)
Restructuring charges, net of reversals	3,187	3,190

Operating income	170,637	183,806
Interest expense	66,297	68,330
Loss on early extinguishment of debt	7	23,006
Other income, net	(1,148)	(3,959)

Income before income taxes	105,481	96,429
Income tax expense	51,667	49,110

Net income	$53,814	$47,319

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 26,	February 27,
	2006	2005
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$53,814	$47,319
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	16,330	15,181
Gain on disposal of assets	(1,243)	(1,362)
Unrealized foreign exchange losses (gains)	650	(770)
Write-off of unamortized costs associated with early extinguishment of debt	—	3,337
Amortization of deferred debt issuance costs	3,012	3,324
Provision for doubtful accounts	391	1,135
Decrease in trade receivables	112,988	68,077
Decrease (increase) in inventories	10,457	(51,972)
Increase in other current assets	(3,791)	(19,634)
Increase in other non-current assets	(1,332)	(210)
Decrease in accounts payable and accrued liabilities	(99,697)	(100,329)
Increase in income tax liabilities	35,056	43,700
Decrease in restructuring liabilities	(896)	(15,611)
Decrease in accrued salaries, wages and employee benefits	(56,255)	(67,083)
Decrease in long-term employee related benefits	(13,274)	(4,396)
Decrease in other long-term liabilities	(1,744)	(452)
Other, net	(82)	(850)

Net cash provided by (used for) operating activities	54,384	(80,596)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,740)	(4,668)
Proceeds from sale of property, plant and equipment	1,778	2,246
Cash outflow from net investment hedges	—	(2,302)
Acquisition of U.K. retail stores	(1,032)	—

Net cash used for investing activities	(8,994)	(4,724)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	450,000
Repayments of long-term debt	(2,910)	(429,737)
Net (decrease) increase in short-term borrowings	(1,894)	1,668
Debt issuance costs	(41)	(10,415)
Increase in restricted cash	(649)	(2,999)

Net cash (used for) provided by financing activities	(5,494)	8,517

Effect of exchange rate changes on cash	1,953	346

Net increase (decrease) in cash and cash equivalents	41,849	(76,457)
Beginning cash and cash equivalents	239,584	299,596

Ending cash and cash equivalents	$281,433	$223,139

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$80,496	$87,775
Income taxes	17,946	20,283
Restructuring initiatives	4,256	18,800

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Levi Strauss & Co. and its foreign and domestic subsidiaries (“LS&CO.” or the “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 27, 2005 included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on February 14, 2006.

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 26, 2006 may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2006.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2006 fiscal year consists of 52 weeks ending November 26, 2006. Each quarter of fiscal year 2006 consists of 13 weeks. The 2005 fiscal year consisted of 52 weeks ended November 27, 2005 with all four quarters consisting of 13 weeks.

Presentation of Licensing Revenue

Royalties earned from the use of the Company’s trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees have been classified as “Licensing revenue” in the consolidated statements of income for the three months ended February 26, 2006. In prior years such amounts were previously included in “Other operating income” and have been reclassified to conform to the current presentation. The Company made the change in presentation primarily because of the increased contribution of licensing arrangements to the Company’s consolidated operating income, and management has identified potential expansion of the licensing programs as one of the Company’s key business strategies going forward. The Company has entered into a number of new licensing arrangements in recent years, and the related income generated from such arrangements has increased, from $39.9 million for the year ended November 30, 2003 to $68.3 million for the year ended November 27, 2005. The Company enters into licensing agreements that generally have terms of at least one year. Licensing revenues are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements. Costs relating to the Company’s licensing business are included in “Selling, general and administrative expense” in the statements of income. Such costs are insignificant.

Restricted Cash

Restricted cash as of February 26, 2006 and November 27, 2005 was approximately $3.7 million and $3.0 million, respectively, and primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations. The 2006 amount includes approximately $2.2 million of restricted cash for dividends declared but unpaid for the minority shareholders of the Company’s subsidiary in Japan.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

Loss on Early Extinguishment of Debt

During the three months ended February 27, 2005, the Company recorded a $23.0 million loss on early extinguishment of debt as a result of its debt refinancing activities during the period. The loss was comprised of a tender offer premium and other fees and expenses approximating $19.7 million incurred in conjunction with the Company’s completion in January 2005 of a tender offer to repurchase $372.1 million of its $450.0 million principal amount 2006 notes and the write-off of approximately $3.3 million of unamortized debt discount and capitalized costs related to such notes.

New Accounting Standards

Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. For entities with non-public equity, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, which for the Company will be as of the beginning of fiscal 2007. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 155 will have a significant effect on its financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

FASB Staff Position No. FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.  In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

NOTE 2:	RESTRUCTURING LIABILITIES

Summary

The following describes the reorganization initiatives associated with the Company’s restructuring liabilities balance as of February 26, 2006, including manufacturing plant closures and organizational changes. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and other reorganization initiatives. Other restructuring costs primarily relate to lease liability and facility closure costs. Reductions consist of payments for severance, employee benefits, and other restructuring costs, and the effect of foreign exchange differences.

The total balance of the restructuring liabilities at February 26, 2006 and November 27, 2005 was $21.9 million and $22.7 million, respectively. For the three months ended February 26, 2006, the Company recognized restructuring charges, net of reversals, of $3.2 million. Restructuring charges for the three months ended February 26, 2006 relate primarily to current period activities associated with the 2006 reorganization of its Nordic operations described below. The Company expects to utilize a substantial portion of the restructuring liabilities over the next 12 months. The $8.4 million non-current portion of restructuring liabilities at February 26, 2006 primarily relates to lease costs, net of estimated sub-lease income, associated with exited facilities, and is included in “Other long-term liabilities” on the Company’s consolidated balance sheets.

The following table summarizes the activity for the three months ended February 26, 2006, and the restructuring liabilities balance as of November 27, 2005 and February 26, 2006, associated with the Company’s reorganization initiatives:

	Restructuring				Restructuring
	Liabilities at				Liabilities at
	November 27,	Restructuring	Restructuring	Restructuring	February 26,
	2005	Charges	Reductions	Reversals	2006
	(Dollars in thousands)

2006 Reorganization initiatives(1)	$—	$1,828	$(22)	$—	$1,806
2004 Reorganization initiatives(2)	21,631	2,007	(3,786)	(652)	19,200
2003/2002 Reorganization initiatives(3)	1,024	6	(162)	(2)	866

Total	$22,655	$3,841	$(3,970)	$(654)	$21,872

Current portion of restructuring liabilities	$14,594				$13,454
Non-current portion of restructuring liabilities	8,061				8,418

Total	$22,655				$21,872

(1)	During the three months ended February 26, 2006, the Company announced that it was consolidating its operations in Norway, Sweden and Denmark into its European headquarters in Brussels, which will result in the displacement of approximately 45 employees. Current period charges represent the estimated statutorily required minimum severance that will be payable to the displaced employees. The Company estimates that it will incur additional restructuring charges of approximately $1.8 million related to this action, principally in the form of additional severance and facility closure costs, which will be recorded when they are incurred.

(2)	See below for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

(3)	Activity primarily relates to remaining liabilities for severance and related employee benefits resulting from headcount reductions associated with the Company’s plant closures in North America and its 2003 Europe organization changes. In January 2004, the Company closed its sewing and finishing operations in San Antonio, Texas and in March 2004, the Company closed three Canadian facilities, two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario. During the fourth quarter of 2003, the Company commenced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. The remaining severance and related benefit payments are scheduled to be paid out in 2006. The Company expects to incur no significant additional restructuring charges in connection with its 2003 and prior initiatives.

2004 Reorganization Initiatives

The table below displays, for the 2004 reorganization initiatives, the restructuring activity for the first three months ended February 26, 2006, the balance of the restructuring liabilities as of February 26, 2006 and related cumulative charges to date:

	Restructuring				Restructuring	Cumulative Net
	Liabilities at				Liabilities at	Restructuring
	November 27,	Restructuring	Restructuring	Restructuring	February 26,	Charges
	2005	Charges	Reductions(6)	Reversals(7)	2006	to Date(8)
	(Dollars in thousands)
2004 Spain Plant Closures(1)
Severance and employee benefits	$172	$—	$2	$—	$174	$26,558
Other restructuring costs	63	—	(10)	—	53	1,676

Total	235	—	(8)	—	227	28,234

2004 Australia Plant Closure(2)

Severance and employee benefits	101	—	—	—	101	2,621

2004 U.S. Organizational Changes(3)
Severance and employee benefits	874	24	(314)	(3)	581	11,441
Other restructuring costs	13,506	529	(943)	—	13,092	19,206

Total	14,380	553	(1,257)	(3)	13,673	30,647

2004 Europe Organizational Changes(4)
Severance and employee benefits	3,072	1,431	(1,871)	(27)	2,605	20,563
Other restructuring costs	1,836	15	(453)	(92)	1,306	2,369

Total	4,908	1,446	(2,324)	(119)	3,911	22,932

2004 Dockers® Europe Organizational Changes(5)
Severance and employee benefits	227	2	(35)	(2)	192	3,472
Other restructuring costs	1,780	6	(162)	(528)	1,096	3,040

Total	2,007	8	(197)	(530)	1,288	$6,512

Total	$21,631	$2,007	$(3,786)	$(652)	$19,200

(1)	During the year ended November 28, 2004, the Company closed its two owned and operated manufacturing plants in Spain. Current period activity primarily relates to payments against remaining liabilities for severance and facility closure costs. The Company expects to incur no additional restructuring costs in connection with this action.

(2)	During the year ended November 28, 2004, the Company closed its owned and operated manufacturing plant in Adelaide, Australia. In December 2005, the Company sold the manufacturing plant, along with its Adelaide distribution center and business office, for approximately $2.1 million and is leasing back the distribution center and business office for an initial period of two years. The lease agreement contains two renewal options, each for a term of two years. The Company expects to incur no additional restructuring costs in connection with this action.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

(3)	During the year ended November 28, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. Current period charges primarily represent additional costs associated with remaining lease liabilities. The Company estimates that it will incur future additional restructuring charges of approximately $1.2 million related to this action, principally in the form of additional costs associated with remaining lease liabilities.

(4)	During the year ended November 28, 2004, the Company commenced additional reorganization actions in its overall European operations which will result in the displacement of approximately 155 employees, 150 of which had been displaced at February 26, 2006. Current period charges represent additional severance and employee benefits primarily related to headcount reductions at the Company’s information technology center in Europe. The Company estimates that it will incur additional restructuring charges of approximately $0.6 million relating to this action, principally in the form of severance and employee benefits payments, which will be recorded as they become probable and estimable. The sale of the Company’s manufacturing plant in Hungary did not occur during the three months ended February 26, 2006 as previously anticipated. The sales agreement has been terminated, and the Company continues to operate the manufacturing plant.

(5)	During the year ended November 27, 2005, the Company transferred and consolidated its Dockers® operations into its European headquarters in Brussels. Current period activity primarily relates to payments against remaining liabilities for severance and facility closure costs. In addition, during the period the Company reduced its remaining estimated lease liability for its facilities in Amsterdam as a result of entering into an agreement to sub-lease a portion of the related property for more favorable terms than were anticipated. The Company expects to incur no additional restructuring costs in connection with this action.

(6)	Reductions consist of payments for severance, employee benefits and other restructuring costs, and foreign exchange differences.

(7)	Restructuring reversals for the three months ended February 26, 2006 related primarily to the change in the lease liability for the Company’s Dockers® facilities in Amsterdam discussed in (5) above.

(8)	Amounts represent cumulative restructuring charges, net of reversals, from the initiative’s inception through February 26, 2006.

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $203.2 million and $202.3 million as of February 26, 2006 and November 27, 2005, respectively. The changes in the carrying amount of goodwill by business segment for the three months ended February 26, 2006 were as follows:

		Goodwill Acquired
	Goodwill Balance	During Three Months	Goodwill Balance
	November 27, 2005	Ended February 26, 2006	February 26, 2006
	(Dollars in thousands)

U.S. Levi’s® brand	$199,905	$—	$199,905
Europe	2,345	964	3,309

Total	$202,250	$964	$203,214

During the three months ended February 26, 2006, the Company’s subsidiary in the United Kingdom purchased one additional Levi’s® store and three factory outlets from one of its retail customers in the United Kingdom for approximately $1.0 million. The Company recorded approximately $1.0 million of additional goodwill in connection with this transaction.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

Other intangible assets were as follows:

	February 26, 2006			November 27, 2005
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Amortized intangible assets:
Other intangible assets	$2,630	$(1,219)	$1,411	$2,599	$(1,081)	$1,518
Unamortized intangible assets:
Trademarks and other intangible assets	44,216	—	44,216	44,197	—	44,197

Total	$46,846	$(1,219)	$45,627	$46,796	$(1,081)	$45,715

Amortization expense for the three months ended February 26, 2006 and February 27, 2005 was approximately $0.1 million and $0.3 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s amortized intangible assets as of February 26, 2006 is estimated at approximately $0.3 million per year.

NOTE 4:	INCOME TAXES

The Company’s income tax expense for the three months ended February 26, 2006 was approximately $51.7 million. The effective income tax rate for the three months ended February 26, 2006 was 49.0%. This differs from the Company’s estimated annual effective income tax rate for 2006 of 49.3% described below, due primarily to losses in certain foreign jurisdictions for which no tax benefit can be recognized. In accordance with FASB Interpretation No. 18, the Company adjusts its annual estimated effective tax rate to exclude the impact of these foreign losses. The adjusted estimated annual effective income tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in these foreign jurisdictions, and then adjusted by discrete items in the quarter to compute income tax expense for the three-month period ended February 26, 2006.

Estimated Annual Effective Income Tax Rate.  The estimated annual effective income tax rate for the full year 2006 and 2005 differs from the U.S. federal statutory income tax rate of 35% as follows:

	Fiscal Year	Fiscal Year
	2006(1)	2005(2)

Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	0.6	0.3
Impact of foreign operations	12.5	15.9
Reassessment of contingent liabilities due to change in estimate	0.8	3.8
Other, including non-deductible expenses	0.4	0.4

	49.3%	55.4%

(1)	Estimated annual effective income tax rate for fiscal year 2006.

(2)	Projected annual effective income tax rate used for the three months ended February 27, 2005.

The “State income taxes, net of U.S. federal impact” item above primarily reflects the current state income tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a full valuation allowance against state net operating loss carryforwards. The impact of this item on the Company’s estimated annual effective tax rate has increased from the prior year as a result of higher projected cash tax expense in 2006 in those states without net operating loss carryforwards.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

The “Impact of foreign operations” item above reflects changes in the residual U.S. tax on unremitted foreign earnings as calculated with the Company’s expectation that foreign income taxes will be deducted rather than claimed as a credit for U.S. federal income tax purposes. In addition, this item includes the impact of foreign income and losses incurred in jurisdictions with tax rates that are different from the U.S. federal statutory rate. The impact of this item on the Company’s estimated annual effective tax rate was greater in 2005 as that period included significant foreign losses for which no tax benefit was expected to be recognized.

The “Reassessment of contingent liabilities due to change in estimate” item above relates primarily to changes in the Company’s estimate of its contingent tax liabilities. The change for 2006 includes estimated accrued interest of approximately $1.1 million on prior year contingent tax liabilities. For 2005, the 3.8 percentage point increase in the estimated annual effective tax rate primarily related to the estimated accrued interest of approximately $7.9 million on contingent tax liabilities. The interest accrued for 2006 has declined as compared to the same period in the prior year as a result of the decrease in the prior year contingent tax liabilities resulting from the settlements reached with the Internal Revenue Service and the related cash tax payments made by the Company at the end of 2005.

The “Other, including non-deductible expenses” item above relates primarily to items that are expensed for determining book income but that will not be deductible in determining U.S. federal taxable income.

Examination of Tax Returns.  During the three month period ended February 26, 2006, the Internal Revenue Service commenced an examination of the Company’s 2000-2002 U.S. federal corporate income tax returns. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Internal Revenue Service has not yet begun an examination of the Company’s 2003-2005 U.S. federal corporate income tax returns. The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. The Company believes that its accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at February 26, 2006. However, it is reasonably possible the Company may also incur additional income tax liabilities related to prior years. The Company estimates this additional potential exposure to be approximately $11.7 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $11.7 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

NOTE 5:	LONG-TERM DEBT

Long-term debt is summarized below:

	February 26,	November 27,
	2006	2005
	(Dollars in thousands)

Long-term debt
Secured:
Term loan(1)	$488,750	$491,250
Revolving credit facility	—	—
Notes payable, at various rates	111	133

Subtotal	488,861	491,383

Unsecured:
Notes(1):
7.00% senior notes due 2006	77,803	77,782
12.25% senior notes due 2012	571,993	571,924
Floating rate senior notes due 2012	380,000	380,000
8.625% Euro senior notes due 2013	178,575	176,280
9.75% senior notes due 2015	450,000	450,000
4.25% Yen-denominated Eurobond, due 2016	171,453	167,588

Subtotal	1,829,824	1,823,574
Current maturities	(82,803)	(84,055)

Total long-term debt	$2,235,882	$2,230,902

Short-term debt
Short-term borrowings	$10,104	$11,742
Current maturities of long-term debt	82,803	84,055

Total short-term debt	$92,907	$95,797

Total long-term and short-term debt	$2,328,789	$2,326,699

(1)	In March 2006, the Company issued $350.0 million 8.875% senior notes due 2016 and an additional €100 million of 8.625% Euro senior notes due 2013 and subsequently prepaid the term loan. See “Subsequent Event — Issuance of 8.875% senior notes due 2016, Additional Issuance of Euro senior notes due 2013 and Prepayment of Term Loan” below.

Subsequent Event — Issuance of 8.875% Senior Notes due 2016, Additional Issuance of Euro Senior Notes due 2013 and Prepayment of Term Loan

Senior Notes due 2016.  On March 17, 2006, the Company issued $350.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on April 1, 2016 and bear interest at 8.875% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2006. The Company may redeem these notes, in whole or in part, at any time prior to April 1, 2011, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption and a “make-whole” premium. Starting on April 1, 2011, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

under the indenture. In addition, at any time prior to April 1, 2009, the Company may redeem up to and including 35% of the original aggregate principal amount of the notes (including additional notes, if any) with the proceeds of one or more public equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $8.0 million will be amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes, 2013 Euro notes and 2015 notes. For more information about the Company’s senior notes, see Note 7 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

Additional Euro Senior Notes Due 2013.  On March 17, 2006, the Company issued an additional €100.0 million in Euro senior notes due 2013 to qualified institutional buyers. These notes have the same terms and are part of the same series as the €150.0 million aggregate principal amount of Euro denominated 8.625% senior notes due 2013 the Company issued in March 2005. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 8-year notes maturing on April 1, 2013 and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2006. Starting on April 1, 2009, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2008, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the notes (including additional notes) with the proceeds of one or more public equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at a premium of 3.5%, or approximately $4.2 million, which original issuance premium will be amortized over the term of the notes. Costs representing underwriting fees and other expenses of approximately $3.5 million will be amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes, 2015 notes and 2016 notes.

Use of Proceeds — Prepayment of Term Loan.  In March 2006, the Company prepaid the remaining balance of the term loan of approximately $488.8 million as of February 26, 2006. The prepayment was funded with the net proceeds from the additional Euro senior notes of €103.5 million and the 2016 senior unsecured notes of $350.0 million as well as cash on hand. The Company also used cash on hand to pay accrued and unpaid interest of approximately $7.5 million, and prepayment premium and transaction fees of approximately $17.4 million. The Company also wrote off approximately $15.4 million of unamortized debt issuance costs related to the prepayment of the term loan. As a result, the Company will record an approximately $32.8 million loss on early extinguishment of debt in the second quarter of 2006.

Prepayment of the term loan resulted in release of the security interests in the collateral securing the senior secured term loan, including a lien on the Company’s trademarks and copyrights and a second-priority lien on the assets securing the Company’s senior secured revolving credit facility. The trademarks are no longer subject to any liens securing indebtedness or other contractual obligations.

Reservation of Availability Under Senior Secured Revolving Credit Facility.  In 1996, the Company issued $450.0 million in aggregate principal amount of its 2006 notes. In January 2005, pursuant to a tender offer, the Company repurchased $372.1 million in aggregate principal amount of these notes. The Company’s senior secured revolving credit facility contains a covenant that required it, as a condition to prepaying the senior secured term loan, to fully repay, redeem, repurchase, or defease the remaining $77.9 million aggregate principal amount of 2006

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

notes. Alternatively, the Company could also have satisfied this covenant by reserving cash or availability under the revolving credit facility sufficient to repay the 2006 notes so long as it still had at least $150.0 million of borrowing availability under the revolving credit facility. On March 16, 2006, the Company complied with this covenant as a condition to prepaying the senior secured term loan by reserving borrowing availability of $77.9 million in accordance with the requirements of the revolving credit facility.

Other Debt Matters

Debt Issuance Costs.  The Company capitalizes debt issuance costs, which are included in “Other assets” in the Company’s consolidated balance sheets. These costs were amortized using the straight-line method of amortization for all debt issuances prior to 2005, which approximates the effective interest method. New debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs at February 26, 2006 and November 27, 2005 were $56.2 million and $59.2 million, respectively. Amortization of debt issuance costs, which is included in “Interest expense” in the Company’s consolidated statements of income, was $3.0 million and $3.3 million for the three months ended February 26, 2006 and February 27, 2005, respectively.

Accrued Interest.  At February 26, 2006 and November 27, 2005, accrued interest was $40.7 million and $62.0 million, respectively, and is included in “Accrued liabilities” in the Company’s consolidated balance sheets.

Principal Short-term and Long-term Debt Payments

The table below sets forth, as of February 26, 2006, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, after giving effect to the issuance in March 2006 of $350.0 million of 2016 notes, the additional issuance of €100 million of 2013 Euro senior notes and the prepayment of the senior secured term loan.

Principal
Payments as of
Fiscal year	February 26, 2006
(Dollars in thousands)

2006 (remaining nine months)	$87,908
2007	—
2008	—
2009	—
2010	—
Thereafter	2,227,822

Total	$2,315,730

Short-term Credit Lines and Stand-by Letters of Credit

The Company’s total unused lines of credit were approximately $309.8 million at February 26, 2006.

At February 26, 2006, the Company had unsecured and uncommitted short-term credit lines available totaling approximately $11.2 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

As of February 26, 2006, the Company’s total availability of $390.6 million under its senior secured revolving credit facility was reduced by $92.0 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $298.6 million. Included in the $92.0 million of letters of credit and other credit usage at February 26, 2006 were $12.2 million of trade letters of credit, $2.8 million of other credit usage and $77.0 million of stand-by letters of credit with various international banks, of which

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

$58.7 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

As discussed above, in accordance with the requirements of the senior secured revolving credit facility and in connection with prepaying the term loan, on March 16, 2006 the Company reserved borrowing availability of $77.9 million under the senior secured revolving credit facility, thereby reducing the availability under its credit facility.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended February 26, 2006 and February 27, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.70% and 10.72%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

Under the terms of the Company’s senior secured revolving credit facility, the Company is prohibited from paying dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s senior unsecured notes limit the Company’s ability to pay dividends. Subsidiaries of the Company that are not wholly-owned subsidiaries (the Company’s Japanese subsidiary is the only such subsidiary) are permitted under the credit agreement and indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s senior secured revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third-party.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and liabilities at February 26, 2006 and November 27, 2005 are as follows:

	February 26, 2006		November 27, 2005
	Carrying	Estimated	Carrying	Estimated
	Value(1)	Fair Value(1)	Value(2)	Fair Value(2)
	Assets (Liabilities)
	(Dollars in thousands)

Debt Instruments:
U.S. dollar notes offerings(3)	$(1,506,305)	$(1,629,586)	$(1,533,000)	$(1,618,160)
Euro notes offering(3)	(184,913)	(192,056)	(178,735)	(179,176)
Yen-denominated Eurobond placement	(173,828)	(168,684)	(168,119)	(161,416)
Term loan(3)	(493,986)	(501,317)	(496,510)	(510,757)
Short-term and other borrowings	(10,420)	(10,420)	(12,330)	(12,330)

Total	$(2,369,452)	$(2,502,063)	$(2,388,694)	$(2,481,839)

Foreign Exchange Contracts:
Foreign exchange forward contracts	$(1,014)	$(1,014)	$(874)	$(874)
Foreign exchange option contracts	(999)	(999)	1,250	1,250

Total	$(2,013)	$(2,013)	$376	$376

(1)	Includes accrued interest of $40.7 million.

(2)	Includes accrued interest of $62.0 million.

(3)	In March 2006, the Company issued $350.0 million 8.875% senior notes due 2016 and an additional €100 million of 8.625% Euro senior notes due 2013 and subsequently prepaid the term loan. See Note 5 for further information.

The Company’s financial instruments are reflected on its books at the carrying values noted above. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. quoted market prices).

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data. As such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of February 26, 2006 and November 27, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At February 26, 2006, the Company had U.S. dollar spot and forward currency contracts to buy $350.2 million and to sell $258.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through April 2006.

The Company has entered into option contracts to manage its exposure to foreign currencies. At February 26, 2006, the Company had bought U.S. dollar option contracts resulting in a net purchase of $30.0 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net purchase of $42.0 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through August 2006.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.  There have been no material developments in this litigation since the Company filed its 2005 Annual Report on Form 10-K on February 14, 2006. For more information about the litigation, see Note 9 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

Class Actions Securities Litigation.  There have been no material developments in this litigation since the Company filed its 2005 Annual Report on Form 10-K on February 14, 2006. For more information about the litigation, see Note 9 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

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

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

currently manage the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk.

As of February 26, 2006 and November 27, 2005, the Company had no foreign currency derivatives outstanding hedging the net investment in its foreign operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of February 26, 2006 and November 27, 2005, unrealized gains of $1.0 million and $2.9 million, respectively, related to the translation effects of the yen-denominated Eurobond were recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

On May 19, 2005, the Company designated its outstanding euro-denominated Eurobond as a net investment hedge. As of February 26, 2006 and November 27, 2005, unrealized gains of $10.7 million and $13.0 million, respectively, related to the translation effects of the euro-denominated Eurobond were recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

The table below provides an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in the “Accumulated other comprehensive loss” (“Accumulated OCI”) section of Stockholders’ Deficit.

	At February 26, 2006		At November 27, 2005
	Accumulated OCI		Accumulated OCI
	Gain (Loss)		Gain (Loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)

Foreign exchange management
Net investment hedges
Derivative instruments	$4,637	$—	$4,637	$—
Euro Bond	—	10,740	—	13,035
Yen Bond	—	1,045	—	2,900
Cumulative income taxes	(1,230)	(4,516)	(1,230)	(6,111)

	$3,407	$7,269	$3,407	$9,824

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other income, net” in the Company’s consolidated statements of income.

Three Months Ended
	February 26, 2006		February 27, 2005
	Other (Income)		Other (Income)
	Expense, Net		Expense, Net
	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)

Foreign exchange management	$1,140	$2,389	$(3,633)	$653

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset or (liability).

	At February 26, 2006	At November 27, 2005
	Fair Value (Liability)	Fair Value Asset
	(Dollars in thousands)

Foreign exchange management	$(2,013)	$376

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

NOTE 9:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net” in the Company’s consolidated statements of income:

	Three Months Ended
	February 26,	February 27,
	2006	2005
	(Dollars in thousands)

Foreign exchange management losses (income)	$3,529	$(2,980)
Foreign currency transaction gains	(2,071)	(871)
Interest income	(3,128)	(2,177)
Minority interest — Levi Strauss Japan K.K.	383	1,023
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	—	830
Other	139	216

Total	$(1,148)	$(3,959)

(1)	On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from that entity was attributed to the Company.

The Company’s foreign exchange risk management activities includes the use of instruments such as forward, swap and option contracts, to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in “Other income, net” in the Company’s consolidated statements of income. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “Other income, net” in the Company’s consolidated statements of income.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “Other income, net” in the Company’s consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains are recorded in “Other income, net” in the Company’s consolidated statements of income to reflect the difference between the spot rate effective at the settlement date and the historical rate at which the transaction was originally recorded.

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

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

NOTE 10:	EMPLOYEE BENEFIT PLANS

Pension and Post-retirement Plans.  The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and post-retirement benefit plans for the three months ended February 26, 2006 and February 27, 2005:

	Pension Benefits		Post-retirement Benefits
	Three Months	Three Months	Three Months	Three Months
	Ended February 26,	Ended February 27,	Ended February 26,	Ended February 27,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$1,983	$2,150	$207	$274
Interest cost	14,031	13,780	3,013	4,530
Expected return on plan assets	(13,330)	(13,298)	—	—
Amortization of prior service cost (gain)	392	465	(14,389)	(14,389)
Amortization of transition asset	148	108	—	—
Amortization of actuarial loss	1,975	1,261	1,671	4,533
Net settlement loss(1)	2,590	—	—	—

Net periodic benefit cost (income)	$7,789	$4,466	$(9,498)	$(5,052)

(1)	Primarily consists of a $2.7 million net loss resulting from the settlement of liabilities of certain participants in the Company’s hourly pension plan in Canada as a result of prior plant closures.

NOTE 11:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended
	February 26,	February 27,
	2006	2005
	(Dollars in thousands)

Net income	$53,814	$47,319

Other comprehensive (loss) income:
Net investment hedge (losses) gains	(2,555)	2,520
Foreign currency translation gains (losses)	2,726	(1,610)
Increase in unrealized gain on marketable securities	414	84
Decrease in minimum pension liability	788	24

Total other comprehensive income	1,373	1,018

Total	$55,187	$48,337

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

The following is a summary of the components of accumulated other comprehensive loss, net of related income taxes:

	February 26,	November 27,
	2006	2005
	(Dollars in thousands)

Net investment hedge gains	$10,676	$13,231
Foreign currency translation losses	(28,367)	(31,093)
Unrealized gain on marketable securities	738	324
Additional minimum pension liability	(94,459)	(95,247)

Accumulated other comprehensive loss, net of income taxes	$(111,412)	$(112,785)

NOTE 12:	BUSINESS SEGMENT INFORMATION

The Company’s business operations in the United States are organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signature® commercial business units. The Company’s operations in Canada and Mexico are included in its North America region along with its U.S. commercial business units. The Company’s operations outside North America are organized and managed through its Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia Pacific, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals. Corporate expense is comprised of restructuring charges, net of reversals and other corporate expenses, including corporate staff costs.

As of the beginning of fiscal 2006, the Company changed its measure of segment operating income to include depreciation expense for the assets managed by the respective reporting segments. Prior year amounts have been restated to reflect this change.

Business segment information for the Company was as follows:

	Three Months Ended
	February 26,	February 27,
	2006	2005
	(Dollars in thousands)

Net revenues:
U.S. Levi’s® brand	$277,116	$283,680
U.S. Dockers® brand	158,679	151,473
U.S. Levi Strauss Signature® brand	70,207	87,948
Canada and Mexico	40,406	39,642

Total North America	546,408	562,743
Europe	240,870	297,892
Asia Pacific	172,680	158,636

Consolidated net revenues	959,958	1,019,271

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 — (Continued)

	Three Months Ended
	February 26,	February 27,
	2006	2005
	(Dollars in thousands)

Operating income:
U.S. Levi’s® brand	$67,371	$66,902
U.S. Dockers® brand	33,206	32,127
U.S. Levi Strauss Signature® brand	4,149	6,193
Canada and Mexico	7,735	10,605

Total North America	112,461	115,827
Europe	64,316	87,413
Asia Pacific	39,046	40,651

Regional operating income	215,823	243,891
Corporate:
Restructuring charges, net of reversals	3,187	3,190
Other corporate expense	41,999	56,895

Total corporate expense	45,186	60,085

Consolidated operating income	170,637	183,806
Interest expense	66,297	68,330
Loss on early extinguishment of debt	7	23,006
Other income, net	(1,148)	(3,959)

Income before income taxes	$105,481	$96,429

NOTE 13:	SUBSEQUENT EVENTS

Little Rock, Arkansas Customer Service Center Closure

In March 2006, the Company announced its intent to close its distribution center in Little Rock, Arkansas. The Company anticipates that the closure will take place before the end of 2006 and will result in the elimination of the jobs of approximately 340 workers.

The Company has not yet entered into negotiations regarding separation packages and transition arrangements with the union that represents many of the employees at the facility. As such, the Company is not currently in a position to provide estimates of the restructuring charges, related cash expenditures and the employee benefit plan impact the Company expects with the closure. The Company does not expect that the related cash expenditures will have a material adverse impact on the Company’s liquidity.

Issuance of 8.875% Senior Notes due 2016, Additional Issuance of Euro Senior Notes due 2013 and Prepayment of Term Loan

In March 2006, the Company issued $350.0 million 8.875% senior notes due 2016 and an additional €100 million of 8.625% Euro senior notes due 2013 and subsequently prepaid its term loan. See Note 5 for further information.

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

We derive approximately 47% of our net revenues from operations outside the United States. Our products are available at over 55,000 retail locations worldwide. We market Levi’s® brand products in over 110 countries, Dockers® brand products in over 50 countries and Levi Strauss Signature® brand products in the United States and eleven other countries.

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute our Levi Strauss Signature® products through mass channel retailers. We also distribute our products through company-operated stores located in the United States, Europe and Asia.

Our First Quarter 2006 Results

Key financial results for the three months ended February 26, 2006 were as follows:

•	Our consolidated net revenues for the first three months of 2006 were $960.0 million, a decrease of 5.8% compared to the same period in 2005, and a decrease of approximately 4.0% on a constant currency basis. Net revenues include our net sales and revenues from our licensing arrangements. We now include revenues from licensing arrangements as part of our consolidated net revenues because of the increased contribution of licensing arrangements to our operating income, and because expansion of our licensing business is one of our key business strategies. Revenues from licensing were previously included in “Other operating income” in our consolidated statements of income. See Note 1 to our consolidated financial statements for further discussion of our classification of licensing revenues.

Our consolidated net sales for the first three months of 2006 were $940.2 million, a decrease of 6.5% compared to the same period in 2005, and a decrease of approximately 4% on a constant currency basis. Our net sales decrease for the period was driven primarily by decreased net sales in our Europe region and our U.S. Levi Strauss Signature® brand and the translation impact of foreign currencies. These decreases were partially offset by increased net sales in our U.S. Dockers® brand and our Asia Pacific business.

Our consolidated licensing revenues for the first three months of 2006 were $19.8 million, an increase of 47.5% compared to the same period in 2005. The increase was primarily driven by an increase in the number of licensing arrangements and an increase in guaranteed minimum royalties under existing licensing arrangements.

•	Our gross profit decreased 8.5% for the first three months of 2006, as compared to the same period in 2005, and our gross margin decreased 1.4 percentage points for the quarter. Our gross profit decrease was primarily driven by lower net revenues and gross margin in our Europe region and the translation impact of weaker foreign currencies, partially offset by net revenue growth in our Asia Pacific region.

•	We had operating income of $170.6 million for the first three months of 2006, compared to operating income of $183.8 million for the same period of 2005. The decrease was primarily driven by lower gross profit, partially offset by lower selling, general and administrative expenses. Our operating margin for the first three months of 2006 was 17.8% compared to 18.0% for the same period in 2005.

•	We had net income of $53.8 million for the three months ended February 26, 2006, compared to net income of $47.3 million for the same period in 2005. The increase was primarily due to the $23.0 million loss on early extinguishment of debt incurred in the first three months of 2005 and lower interest expense for the first three months of 2006, partially offset by lower operating income and higher income tax expense.

For the remainder of 2006, we continue to be cautious about our sales outlook in the face of:

•	continuing softness in demand for our core Levi’s® products in Europe and changes we are implementing in our business there, including the realignment of our European retail network to better reflect our premium positioning of our Levi’s® brand;

•	the potential impact of retailer consolidations in the United States, including store closings, strategic shifts and changes in bargaining power;

•	Wal-Mart’s increased emphasis on private label products; and

•	the unpredictability of foreign currency exchange rates.

We remain focused on our key priorities of delivering solid and sustainable profitability and strong operating cash flows.

Our Financing Arrangements

In March 2006, we issued $350.0 million of senior unsecured notes and issued an additional of €100 million of our Euro denominated senior unsecured notes through a private placement. The $350.0 million notes mature in 2016 and bear interest at 8.875% per annum. The Euro denominated notes mature in 2013 and bear interest at 8.625% per annum. We used all the proceeds from this offering, plus cash on hand, to prepay our senior secured term loan.

For more information regarding our financing activities, please see Note 5 to the consolidated financial statements.

Results of Operations

Three Months Ended February 26, 2006 as Compared to Same Period in 2005

The following table summarizes, for the years indicated, items in our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues.

					Three Months Ended
					February 26,	February 27,
	Three Months Ended				2006	2005
	February 26,	February 27,	$ Increase	% Increase	% of Net	% of Net
	2006	2005	(Decrease)	(Decrease)	Revenues	Revenues
	(Dollars in thousands)

Net sales	$940,191	$1,005,872	$(65,681)	(6.5)%	97.9%	98.7%
Licensing revenue	19,767	13,399	6,368	47.5%	2.1%	1.3%

Net revenues	959,958	1,019,271	(59,313)	(5.8)%	100.0%	100.0%
Cost of goods sold	502,522	519,287	(16,765)	(3.2)%	52.3%	50.9%

Gross profit	457,436	499,984	(42,548)	(8.5)%	47.7%	49.1%
Selling, general and administrative expenses	285,099	314,648	(29,549)	(9.4)%	29.7%	30.9%
Gain on disposal of assets	(1,243)	(1,362)	119	8.7%	(0.1)%	(0.1)%
Other operating income	(244)	(298)	54	18.1%	0.0%	0.0%
Restructuring charges, net of reversals	3,187	3,190	(3)	0.1%	0.3%	0.3%

Operating income	170,637	183,806	(13,169)	(7.2)%	17.8%	18.0%
Interest expense	66,297	68,330	(2,033)	(3.0)%	6.9%	6.7%
Loss on early extinguishment of debt	7	23,006	(22,999)	(100.0)%	0.0%	2.3%
Other income, net	(1,148)	(3,959)	2,811	(71.0)%	(0.1)%	(0.4)%

Income before income taxes	105,481	96,429	9,052	9.4%	11.0%	9.5%
Income tax expense	51,667	49,110	2,557	5.2%	5.4%	4.8%

Net income	$53,814	$47,319	6,495	13.7%	5.6%	4.6%

Consolidated net revenues

The following table shows our net revenues for our North America, Europe and Asia Pacific businesses and the changes in these results for the three months ended February 26, 2006 as compared to the same period in 2005:

	Three Months Ended			% Increase (Decrease)
	February 26,	February 27,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

North America	$546,408	$562,743	$(16,335)	(2.9)%	(4.0)%
Europe	240,870	297,892	(57,022)	(19.1)%	(12.3)%
Asia Pacific	172,680	158,636	14,044	8.9%	11.8%

Total consolidated net revenues	$959,958	$1,019,271	$(59,313)	(5.8)%	(4.0)%

North America net revenues

The following table presents our net revenues in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results for the three months ended February 26, 2006 as compared to the same period in 2005:

	Three Months Ended			% Increase (Decrease)
	February 26,	February 27,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

U.S. Levi’s® brand	$277,116	$283,680	$(6,564)	(2.3)%	N/A
U.S. Dockers® brand	158,679	151,473	7,206	4.8%	N/A
U.S. Levi Strauss Signature® brand	70,207	87,948	(17,741)	(20.2)%	N/A
Canada and Mexico	40,406	39,642	764	1.9%	(4.7)%

Total North America net revenues	$546,408	$562,743	$(16,335)	(2.9)%	(4.0)%

U.S. Levi’s® Brand.  The following table shows net sales and licensing revenue for our U.S. Levi’s® brand, including the changes in these results for the three months ended February 26, 2006 as compared to the same period in 2005:

	Three Months Ended
	February 26,	February 27,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi’s® brand — Net sales	$272,901	$280,047	$(7,146)	(2.6)%
U.S. Levi’s® brand — Licensing revenue	4,215	3,633	582	16.0%

Total U.S. Levi’s® brand net revenues	$277,116	$283,680	$(6,564)	(2.3)%

Total net revenues in our U.S. Levi’s® brand decreased by $6.6 million or 2.3% for the three months ended February 26, 2006 as compared to the same period in 2005. This decrease was primarily driven by:

•	lower unit sales volume of our Levi’s® brand shorts and seasonal products; unlike 2005, we will ship a larger portion of our spring/summer products in the second quarter of 2006;

•	decreased net sales of our men’s SilverTab® products, primarily resulting from reduced unit sales volume at one of our top retailers;

•	lower unit sales volume in our women’s juniors segment, which we attribute to increased competition from private label and fashion brands; and

•	the impact of door closures during the 2006 period at two of our top retailers.

Partially offsetting these decreases were continued strong demand for our boy’s products and our women’s special sizes products, an increase in net sales from our company-operated Levi’s® retail and outlet stores and an increase in licensing revenue as a result of license renewals with higher guaranteed minimum royalty amounts.

Net sales generated by our company-operated Levi’s® retail and outlet stores increased by approximately $1.7 million, or 12.3% for the three months ended February 26, 2006 as compared to the same period in 2005, driven primarily by new stores we opened in late 2005. We opened one new store during the 2006 period, and now operate 26 stores (including our online store, www.levisstore.com) in the United States.

U.S. Dockers® Brand.  The following table shows net sales and licensing revenue for our U.S. Dockers® brand, including changes in these results for the three months ended February 26, 2006 as compared to the same period in 2005:

	Three Months Ended
	February 26,	February 27,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Dockers® brand — Net sales	$152,186	$147,221	$4,965	3.4%
U.S. Dockers® brand — Licensing revenue	6,493	4,252	2,241	52.7%

Total U.S. Dockers® brand net revenues	$158,679	$151,473	$7,206	4.8%

Total net revenues in our U.S. Dockers® brand increased $7.2 million or 4.8% for the three months ended February 26, 2006 as compared to the same period in 2005. The increase for the three months ended February 26, 2006 was primarily driven by the following:

•	an increase in net sales for our men’s tops, driven by additional retail store fixtures;

•	higher unit sales volume for our shorts business as a result of strong demand for the product and, in 2005, certain retailers delayed their purchases of our shorts to the second quarter of 2005 as a result of cool weather; and

•	a $2.2 million increase in licensing revenue resulting from guaranteed minimum royalty arrangements with our licensees.

Our men’s premium pants segment continued to be a strong performer during the period, led by our Never Irontm Cotton Khaki pant.

Partially offsetting these factors was a decrease in net sales for our men’s classic pants business, primarily as a result of retail door closures.

U.S. Levi Strauss Signature® Brand.  The following table presents our net sales and licensing revenue in our U.S. Levi Strauss Signature® brand, including the changes in these results for the three months ended February 26, 2006 as compared to the same period in 2005:

	Three Months Ended
	February 26,	February 27,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi Strauss Signature® brand — Net sales	$68,830	$87,186	$(18,356)	(21.1)%
U.S. Levi Strauss Signature® brand — Licensing revenue	1,377	762	615	80.7%

Total U.S. Levi Strauss Signature® brand net revenues	$70,207	$87,948	$(17,741)	(20.2)%

Total net revenues in our U.S. Levi Strauss Signature® brand decreased by $17.7 million, or 20.2%, for the first three months ended February 26, 2006 as compared to the same period in 2005. The decrease for the three months ended February 26, 2006 was primarily driven by the following:

•	lower sales to Wal-Mart primarily as a result of Wal-Mart’s decision to allocate more retail space to private label programs in the women’s business;

•	continued softness in our men’s core business; and

•	lower unit sales volume for our men’s shorts.

Partially offsetting the decrease were sales growth in our boys’ business and an increase in our licensing revenue as a result of growth in the kids’ business.

Europe net revenues

The following table shows our net sales and licensing revenue in our Europe region, including the changes in these results for the three months ended February 26, 2006 as compared to the same period in 2005:

	Three Months Ended			% Increase (Decrease)
	February 26,	February 27,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

Europe — Net sales	$238,242	$296,400	$(58,158)	(19.6)%	(12.3)%
Europe — Licensing revenue	2,628	1,492	$1,136	76.1%	N/A

Total Europe net revenues	$240,870	$297,892	$(57,022)	(19.1)%	N/A

Total net revenues in our Europe region decreased $57.0 million or 19.1% and, on a constant currency basis, decreased approximately 12%, for the three months ended February 26, 2006 as compared to the same period in 2005. The decrease in net revenues was primarily driven by the following:

•	a decrease in unit sales volume as a result of continued softness in the demand for our core Levi’s® brand products and for our spring/summer seasonal products throughout Europe;

•	a decrease in unit sales volume as a result of our exit from certain retailers, which was driven by our strategy to realign our European retail network to better reflect our premium positioning of the Levi’s® brand;

•	changes in foreign currency exchange rates, which reduced net revenues by approximately $22 million.

We also experienced a decrease in net sales for our Dockers® and Levi Strauss Signature® brands sales during the period. Partially offsetting these factors were an increase in our average selling price for the three months ended February 26, 2006 as compared to the same period in 2005 resulting from our ongoing repositioning of the Levi’s® brand in Europe, and a $1.1 million increase in licensing revenue as a result of licensing arrangements we entered into after February 27, 2005.

Asia Pacific net revenues

The following table shows our net sales and licensing revenue in our Asia Pacific region, including the changes in these results from the three months ended February 26, 2006 as compared to the same period in 2005:

	Three Months Ended			% Increase (Decrease)
	February 26,	February 27,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

Asia Pacific — net sales	$168,161	$155,660	$12,501	8.0%	11.8%
Asia Pacific — Licensing revenue	4,519	2,976	1,543	51.8%	N/A

Total Asia Pacific net revenues	$172,680	$158,636	$14,044	8.9%	N/A

Total net revenues in our Asia Pacific region increased $14.0 million or 8.9% and, on a constant currency basis, increased approximately 12%, for the three months ended February 26, 2006 as compared to the same period in 2005. The increase on a constant currency basis was primarily driven by increased net sales for our Levi’s® brand products, which represents a large majority of our business in the region. Net revenues increased in most countries across our Asia Pacific region. Key drivers of our net revenues increase for the period included:

•	improved sales mix, with increased sales of super premium and premium Levi’s® brand products and Levi’s® brand winter products;

•	the introduction of new fits and finishes in both our Levi’s® men’s and women’s businesses;

•	the continued expansion of our retail presence through additional franchised store openings and upgrades of existing stores to more current retail formats; and

•	a $1.5 million increase in licensing revenue, driven primarily by licensing arrangements in Latin America, which is part of our Asia Pacific region.

Partially offsetting the increase in net revenues for our Asia Pacific region was a 5% decrease in revenues on a constant currency basis for our business in Japan. This decrease was driven primarily by lower net sales to one of our key customers in Japan as a result of a decrease in unit sales volume and an increase in sales returns from the customer during the period.

Gross profit

Our gross profit decreased $42.5 million or 8.5% for the three months ended February 27, 2006 as compared to the same period in 2005. Our gross margin was 47.7%, reflecting a decrease of 1.4 percentage points, primarily driven by lower gross margin for our Europe region as a result of a change in sales mix and an increased investment in product. The primary drivers of the gross profit decrease were:

•	decreased net sales on a constant currency basis in our Europe region;

•	the impact of the 1.4 percentage point decrease in gross margin;

•	decreased net sales in our U.S. Levi Strauss Signature® brand;

•	decreased net sales on a constant currency basis in our Canada business; and

•	the translation impact of foreign currencies.

Partially offsetting these factors were increased net sales in our Asia Pacific region and our Mexico business, and increased licensing revenue across all of our businesses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $29.5 million or 9.4% for the three months ended February 26, 2006 as compared to the same period in 2005, primarily due to decreased advertising and promotion expense. On a constant currency basis, selling, general and administrative expenses were approximately $21.0 million lower in the three months ended February 26, 2006 as compared to the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses were 29.7% for the three months ended February 26, 2006 as compared to 30.9% for the same period in 2005. We remain focused on cost discipline across our organization as we continue to invest in growing and strengthening our global businesses, including opening more company-operated stores and investing in our Asia Pacific region.

Key factors driving the decrease in selling, general and administrative expenses for the three months ended February 26, 2006 were as follows:

•	Our advertising and promotion expense decreased by 28.8% to $48.2 million in the three months ended February 26, 2006, as compared to the same period of 2005. Advertising and promotion expense as a percentage of net revenues was 5.0% in the three months ended February 26, 2006, compared to 6.6% in the same period in 2005. The decrease primarily reflects our decision to shift a portion of our advertising spending in Europe to the second quarter and decreased advertising spending for our U.S. Dockers® and U.S. Levi Strauss Signature® brands.

•	We recorded a charge in the three months ended February 27, 2005 related to the establishment of a contingent liability for litigation, which we subsequently reversed in the second quarter of 2005.

•	Our distribution costs of $49.9 million, or 5.2% of net revenues in the three months ended February 26, 2006, decreased $4.1 million as compared to $54.0 million, or 5.3% of net revenues in the three months ended February 27, 2005. The decrease in distribution costs was primarily driven by the decrease in net sales. Our distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network.

•	We recorded a net reduction to our workers’ compensation liability of approximately $3.5 million during the three months ended February 26, 2006, compared to a net reduction of $1.8 million during the same period in 2005. The net reductions were driven primarily by changes in our estimated future claims payments as a result of more favorable than projected claims development during the periods.

These decreases were partially offset by an increase in our selling expense of 14.1% to $61.7 million in the three months ended February 26, 2006, as compared to the same period in 2005. Selling expense as a percentage of net revenues was 6.4% in the three months ended February 26, 2006, compared to 5.3% in the same period 2005. The increase reflected additional selling costs associated with new company-operated stores dedicated to the Levi’s® brand in Europe and the United States. We include all occupancy and buying costs associated with our company-operated stores in selling, general and administrative expenses.

Restructuring charges

Restructuring charges, net of reversals, were $3.2 million for the three months ended February 26, 2006 and February 27, 2005, respectively, and related primarily to activities associated with our U.S. and Europe reorganization initiatives. The 2006 amount primarily consisted of severance charges associated with headcount reductions in Europe and additional lease costs associated with exited facilities in the United States. The 2005 amount primarily consisted of charges for severance and employee benefits for our 2004 U.S. and Europe organizational changes.

Operating income

Operating income decreased 7.2% during the three months ended February 26, 2006 compared to the same period in 2005. Operating margin was 17.8% for the three months ended February 26, 2006, compared with 18.0% in the same period in 2005.

The following table shows our operating income by brand in the United States, for Canada and Mexico, and in total for our North America, Europe and Asia Pacific regions, the changes in results from the three month period ended February 26, 2006 to the three month period ended February 27, 2005 and the results presented as a percentage of net revenues:

					2006	2005
	Three Months	Three Months			% of Net	% of Net
	February 26,	February 27,	$ Increase	% Increase	Region	Region
	2006	2005	(Decrease)	(Decrease)	Revenues	Revenues
	(Dollars in thousands)

U.S. Levi’s® brand	$67,371	$66,902	469	0.7%	24.3%	23.6%
U.S. Dockers® brand	33,206	32,127	1,079	3.4%	20.9%	21.2%
U.S. Levi Strauss Signature® brand	4,149	6,193	(2,044)	(33.0)%	5.9%	7.0%
Canada and Mexico (all brands)	7,735	10,605	(2,870)	(27.1)%	19.1%	26.8%

North America (all brands)	112,461	115,827	(3,366)	(2.9)%	20.6%	20.6%
Europe (all brands)	64,316	87,413	(23,097)	(26.4)%	26.7%	29.3%
Asia Pacific (all brands)	39,046	40,651	(1,605)	(3.9)%	22.6%	25.6%

Regional operating income	215,823	243,891	(28,068)	(11.5)%	22.5%*	23.9%*

Corporate:
Restructuring charges, net of reversals	3,187	3,190	(3)	(0.1)%	0.3%*	0.3%*
Other corporate expense	41,999	56,895	(14,896)	(26.2)%	4.4%*	5.6%*

Total corporate expense	45,186	60,085	(14,899)	(24.8)%	4.7%*	5.9%*

Total operating income	$170,637	$183,806	(13,169)	(7.2)%	17.8%*	18.0%*

*	Percentage of consolidated net revenues

The decrease in total operating income for the three months ended February 26, 2006 as compared to the same period in 2005, was primarily attributable to decreased operating income in our Europe region, partially offset by lower other corporate expense.

Regional Summaries.  The following summarizes the changes in operating income by region:

•	North America. The decrease in operating income for the three months ended February 26, 2006 was primarily attributable to lower net sales in our U.S. Levi Strauss Signature® and Canada businesses, partially offset by higher net sales in our Mexico business and an increase in licensing revenues.

•	Europe. The decrease in operating income for the three months ended February 26, 2006 was primarily attributable to lower net sales and the unfavorable impact of foreign currency translation. Partly offsetting the decrease were lower selling, general and administrative expenses and an increase in licensing revenues. The decreased selling, general and administrative expenses were driven primarily by decreased advertising and promotion expense as a result of a difference in timing between 2006 and 2005 on a major advertising campaign.

•	Asia Pacific. The decrease in operating income for the three months ended February 26, 2006 was primarily attributable to our continued investment in growing our Asia Pacific business which resulted in higher selling, general and administrative expenses, and the impact of weaker foreign currencies. These factors were partially offset by an increase in both net sales and licensing revenues during the period.

Other corporate expense.  The following tables summarize significant components of other corporate expense:

	Three Months	Three Months
	February 26,	February 27,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

Annual incentive plans — corporate employees	$3,720	$6,582	$(2,862)	(43.5)%
Long-term incentive compensation expense	8,070	5,619	2,451	43.6%
Corporate staff costs and other expense	30,209	44,694	(14,485)	(32.4)%

Total other corporate expense	$41,999	$56,895	$(14,896)	(26.2)%

We reflect annual incentive compensation plan costs for corporate employees, long-term incentive compensation expense and corporate staff costs, including workers’ compensation costs, in other corporate expense. The $14.9 million decrease in other corporate expense for the three months ended February 26, 2006 was primarily attributable to:

•	during the three months ended February 27, 2005, we recorded a charge related to the establishment of a contingent liability for litigation, which we subsequently reversed in the second quarter of 2005;

•	net reduction to our workers’ compensation liabilities;

•	lower annual incentive compensation plan costs for corporate employees; and

•	lower expense related to our post-retirement benefit plans.

Partially offsetting the decrease were increases in our long-term incentive compensation expense related to current year expense for our 2005 Management Incentive Plan, a plan under which performance is measured over three years.

Interest expense

Interest expense decreased 3.0% to $66.3 million for the three months ended February 26, 2006, compared to $68.3 million for the same period in 2005. The decrease was primarily attributable to lower average debt balances.

The weighted average interest rate on average borrowings outstanding during the three months ended February 26, 2006 and February 27, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, was 10.70% and 10.72%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt

During the three months ended February 27, 2005, we recorded a $23.0 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of a tender offer premium and other fees and expenses approximating $19.7 million incurred in conjunction with our completion in January 2005 of a tender offer to repurchase $372.1 million of our $450.0 million principal amount 2006 notes and the write-off of approximately $3.3 million of unamortized debt discount and capitalized costs related to such notes.

Other income, net

The following table summarizes significant components of other income, net:

	Three Months Ended
	February 26,	February 27,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

Foreign exchange management losses (income)	$3,529	$(2,980)	$6,509	218%
Foreign currency transaction gains	(2,071)	(871)	1,200	138%
Interest income	(3,128)	(2,177)	951	44%
Minority interest — Levi Strauss Japan K.K.	383	1,023	(640)	(63)%
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	—	830	(830)	(100)%
Other	139	216	(77)	(36)%

Total	$(1,148)	$(3,959)	(2,811)	(71)%

(1)	On March 31, 2005, we acquired full ownership of our joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from the entity was attributed to us.

Our foreign exchange risk management activities include the use of instruments such as forward, swap and option contracts, to manage foreign currency exposures. Outstanding derivative instruments are recorded at fair value and the changes in fair value are recorded in “Other income, net” in our consolidated statements of income. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “Other income, net” in our consolidated statements of income. The changes in foreign exchange management losses recorded for the three months ended February 26, 2006 compared to the same period in 2005 were due to different conditions in foreign exchange markets and changes in the foreign currency exposures being managed. For more information, see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk”.

Foreign currency transactions are transactions denominated in a currency other than the recording entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “Other income, net” in our consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains are recorded in “Other income, net” in our consolidated statements of income to reflect the difference between the spot rate effective at settlement date and the historical rate at which the transaction was originally recorded.

The increase in interest income for the three months ended February 26, 2006 was primarily due to higher effective interest rates on our investments, partially offset by a lower average investment balance as compared to the prior year.

Income tax expense

Income tax expense for the three months ended February 26, 2006 was $51.7 million compared to $49.1 million for the same period in 2005. The $2.6 million increase was primarily driven by an increase in our income before taxes as compared to the same period in the prior year. Our effective income tax rate for the three months ended February 26, 2006 was 49.0% compared to 50.9% for the same period in 2005. Our effective income tax rate differs from the U.S. federal statutory rate of 35%, primarily due to the additional U.S. residual income tax that we expect to be imposed upon repatriation of our unremitted foreign earnings.

Net income

Net income was $53.8 million for the three months ended February 26, 2006, compared to net income of $47.3 million for the same period in 2005. The increase was driven by the 2005 loss on early extinguishment of debt and lower interest expense in the 2006 period, partially offset by lower operating income and higher income tax expense.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity in 2006 to operate our business and to meet our cash requirements.

Cash Sources

Our key sources of cash include earnings from operations and borrowing availability under our senior secured revolving credit facility. As of February 26, 2006, we had total cash and cash equivalents of approximately $281.4 million, a $41.8 million increase from the $239.6 million balance as of November 27, 2005. The increase was primarily driven by cash provided by operating activities during the period, partially offset by capital expenditures and scheduled debt repayments.

As of February 26, 2006, our total availability under our amended senior secured revolving credit facility was approximately $390.6 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $298.6 million. In addition, we had liquid short-term investments in the United States totaling approximately $125.9 million, resulting in a net liquidity position (unused availability and liquid short-term investments) of $424.5 million in the United States.

As discussed in Note 5 to the consolidated financial statements, in accordance with the requirements of the senior secured revolving credit facility and in connection with prepaying the term loan, on March 16, 2006 we reserved borrowing availability of $77.9 million under the revolving credit facility, thereby reducing the availability under the facility.

As of April 2, 2006, our total availability under our amended senior secured revolving credit facility was approximately $382.7 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $216.4 million. In addition, we had liquid short-term investments in the United States totaling approximately $162.0 million, resulting in a net liquidity position (unused availability and liquid short-term investments) of $378.4 million in the United States.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs, payments of interest on our debt, payments of taxes and contributions to our pension and postretirement health benefit plans. The following table presents selected cash uses during the three months ended February 26, 2006 and the related projected cash requirements for the remainder of 2006 and the first three months of 2007:

	Paid in Three	Projected for		Projected for
	Months Ended	Remaining Nine		Three Months
	February 26,	Months of	Total Projected	Ending
Selected Cash Requirements	2006	Fiscal 2006	for Fiscal 2006	February 25, 2007
	(Dollars in millions)

Restructuring activities(1)	$4	$14	$18	$2
Interest(2)	80	148	228	68
Federal, foreign and state taxes (net of refunds)(3)	16	51	67	19
Prior years’ income tax liabilities, net(4)	2	14	16	4
Post-retirement health benefit plans	5	23	28	5
Capital expenditures	10	51	61	10
Pension plans	6	41	47	3

Total selected cash requirements	$123	$342	$465	$111

(1)	Amounts do not include the impact from a closure of our Little Rock, Arkansas distribution center, since we are not currently in a position to provide estimates of the related restructuring charges. See Note 13 to our consolidated financial statements for more information about our intent to close the Little Rock facility.

(2)	Amounts reflect our March 2006 prepayment of our senior secured term loan using the net proceeds of the issuance of 8.875% senior notes due 2016 and additional issuance of Euro senior notes and cash on hand. The interest rates on these notes are lower than rates under the senior secured term loan. See Note 5 to our consolidated financial statements for more information.

(3)	Amounts relate primarily to estimated payments with respect to 2006 income taxes.

(4)	Our projection for cash tax payments for prior years’ income tax liabilities primarily reflects payments to state and foreign tax authorities.

Information in the preceding table reflects our estimates of future cash payments. These estimates and projections are based upon assumptions that are inherently subject to significant economic, competitive, legislative and other uncertainties and contingencies, many of which are beyond our control. Accordingly, our actual expenditures and liabilities may be materially higher or lower than the estimates and projections reflected in these tables. The inclusion of these projections and estimates should not be regarded as a representation by us that the estimates will prove to be correct.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 26,	February 27,
	2006	2005
	(Dollars in thousands)

Cash provided by (used for) operating activities	$54,384	$(80,596)
Cash used for investing activities	(8,994)	(4,724)
Cash (used for) provided by financing activities	(5,494)	8,517
Cash and cash equivalents	281,433	223,139

Cash flows from operating activities

Cash provided by operating activities was $54.4 million for the three months ended February 26, 2006, compared to cash used by operating activities of $80.6 million for the same period in 2005. The $135.0 million increase in cash provided by operating activities reflects a $130.3 million increase in cash flows from operating assets and liabilities and a $4.7 million increase in net income (after adjusting for the effect of non-cash items). The increase in cash flows from operating assets and liabilities was primarily due to the following factors:

•	During the three months ended February 26, 2006, trade accounts receivable decreased by $113.0 million compared to $68.1 million in the same period in 2005. Our receivable balance is typically lower at the end of our first quarter as compared to the prior year-end balance since the fourth quarter of our fiscal year is generally our strongest selling period. The reduction in accounts receivable was higher for the three months ended February 26, 2006 compared to the same period in the prior year primarily as a result of the decrease in our net sales for the 2006 period as compared to the 2005 period.

•	During the three months ended February 26, 2006, our inventory levels decreased $10.5 million compared to an increase of $52.0 million for the same period in 2005. The 2006 period decrease resulted primarily from a decrease in raw materials and work-in-process as a result of our shift to package program sourcing and away from self-manufacturing and cut-make-trim arrangements with contractors. The increase in inventory for the three months ended February 27, 2005 resulted primarily from inventory management actions taken by all business units to avoid inventory shortages and maintain consistent order flow.

•	During the three months ended February 26, 2006, accrued salary, wages and benefits decreased $56.3 million as compared to a decrease of $67.1 million for the same period in 2005. Both decreases were primarily attributable to the payments of approximately $58.0 million and $81.0 million in the three months ended February 26, 2006 and February 27, 2005, respectively, under our annual and long-term incentive plans. These decreases were partially offset by incentive compensation accruals of approximately $19.6 million and $21.3 million, respectively, for the 2006 and 2005 periods.

•	Payments related to our restructuring activities for the three months ended February 26, 2006 were $4.2 million compared to $18.8 million for the same period in 2005. The decrease in restructuring payments was primarily driven by the wind down of activities relating to our 2004 and 2003 restructuring initiatives in the United States and Europe.

Cash flows from investing activities

Cash used for investing activities was $9.0 million for the three months ended February 26, 2006 compared to $4.7 million for the same period in 2005. Cash used in both periods primarily related to investments made in information technology systems associated with the installation of an enterprise resource planning system in our Asia Pacific region and, for the 2006 period, investments made in our company-operated retail stores. The increase was partially offset by proceeds from the sale of property, plant and equipment primarily related to the sale of our manufacturing plant, distribution center and business office in Adelaide, Australia during the 2006 period and the sale of assets related to our restructuring activities in the United States and Europe in the 2005 period.

Cash flows from financing activities

Cash used for financing activities was $5.5 million for the three months ended February 26, 2006 compared to cash provided by financing activities of $8.5 million for the same period in 2005. Cash used for financing activities for the current period primarily reflected required payments on our senior secured term loan and payments on short-term borrowings. Cash provided by financing activities for the three months ended February 27, 2005 primarily reflected our issuance of $450.0 million of 9.75% senior unsecured notes during the period. This increase was largely offset by the repayment of $372.1 million in aggregate principal amount of our 2006 notes, the payment of debt issuance costs of approximately $10.4 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million.

Indebtedness

As of February 26, 2006, we had fixed rate debt of approximately $1.6 billion (71% of total debt) and variable rate debt of approximately $0.7 billion (29% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

Principal Short-term and Long-term Debt Payments

The table below sets forth, as of February 26, 2006, our required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter, after giving effect to the issuance in March 2006 of $350.0 million of 2016 notes, the additional issuance of €100 million of 2013 Euro notes and the prepayment of our senior secured term loan.

Principal Payments as
Fiscal year	of February 26, 2006
(Dollars in thousands)

2006 (remaining nine months)	$87,908
2007	—
2008	—
2009	—
2010	—
Thereafter	2,227,822

Total	$2,315,730

See Note 5 to our consolidated financial statements for further discussion of our indebtedness.

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

Effects of Inflation

We believe that inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.

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

Revenue recognition.  We recognize revenue on sale of product when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized when the sale is recorded net of an allowance for estimated returns, discounts and retailer promotions and incentives. Licensing revenues are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

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

Accounts receivable, net.  In the normal course of business, we extend credit to our wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, which includes receivables related to our net sales and licensing revenues, are recorded net of an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

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

Restructuring liabilities.  Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring liabilities in compliance with Statement of Financial Accounting Standards No. (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs

Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. We record other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with the relevant union representatives or plans adopted by us that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

Income tax assets and liabilities.  We record a tax provision for the anticipated tax consequences of the reported results of our operations. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the amount that is believed more likely than not to be realized.

Changes in valuation allowances from period to period are generally included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, the expected reversal pattern of taxable temporary differences, carryback and carryforward periods available under the applicable tax law, and prudent and feasible tax planning strategies that could potentially enhance the likelihood of realization of our deferred tax assets.

We are subject to examination of our income tax returns for multiple years by the Internal Revenue Service and certain other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred tax assets and liabilities, our tax receivables and payables, and the adequacy of our provision for income taxes. We classify interest and penalties related to income taxes as income tax expense.

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

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other income, net” in our consolidated statements of income. As a result, net income may be subject to volatility. The instruments that qualify for hedge accounting currently hedge our net investment position in certain of our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of instruments that qualify for hedge accounting are recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

Employee Benefits and Incentive Compensation

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

New Accounting Standards

Statement of Financial Accounting Standard (“SFAS”) No. 123®, Share-Based Payment.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. For nonpublic entities, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, which for us will be as of the beginning of fiscal 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS 123R will have on our financial statements.

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the us will be as of the beginning of fiscal 2007. We do not believe that the adoption of SFAS 155 will have a significant effect on our financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. We do not believe that the adoption of SFAS 156 will have a significant effect on our financial statements.

FASB Staff Position No. FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.  In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. We are currently evaluating the impact that the adoption of SFAS 123R will have on our financial statements.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing domestic and international retail environments;

•	changes in the level of consumer spending or preferences in apparel;

•	mergers and acquisitions involving our top customers and resulting door closures, inventory productivity initiatives and changes in merchandising strategies and buying practices;

•	expansion of private label activities by our customers;

•	our dependence on key distribution channels, customers and suppliers;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to younger consumers and women;

•	changing fashion trends;

•	our ability to revitalize our Dockers® brand and our European business;

•	our ability to expand controlled distribution of our products including successfully opening and operating our own retail stores;

•	our go-to-market executional performance;

•	the impact of ongoing and potential future restructuring and financing activities and our ability to remain in compliance with our financial covenants;

•	ongoing litigation matters and disputes and regulatory developments;

•	the effectiveness of our internal controls;

•	the investment performance of our defined benefit pension plans;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	changes in credit ratings;

•	our ability to attract and retain qualified employees and changes in employee compensation and benefit plans;

•	changes in foreign currency exchange rates;

•	changes in trade laws including the elimination of quotas under the WTO Agreement on textiles and clothing; and

•	political or financial instability in countries where our products are manufactured.

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

At February 26, 2006, we had U.S. dollar spot and forward currency contracts to buy $350.2 million and to sell $258.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through April 2006.

We have entered into option contracts to manage our exposure to foreign currencies. At February 26, 2006, we bought U.S. dollar option contracts resulting in a net purchase of $30.0 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net purchase of $42.0 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through August 2006.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

Item 4.	CONTROLS AND PROCEDURES

As of February 26, 2006, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we will not be subject to the requirements until our annual report on Form 10-K for fiscal year 2007.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  There have been no material developments in this litigation since we filed our 2005 Annual Report on Form 10-K on February 14, 2006. For more information about the litigation, see Note 9 to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K.

Class Actions Securities Litigation.  There have been no material developments in this litigation since we filed our 2005 Annual Report on Form 10-K. For more information about the litigation, see Note 9 to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K.

Other Litigation.  In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

4.1	Indenture, dated as of March 17, 2006, between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.2	Registration Rights Agreement, dated as of March 17, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the $350.0 million of 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.3	Registration Rights Agreement, dated as of March 11, 2005, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the €100.0 million of Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.

4.4	Form of Purchase Agreement, dated March 10, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited in respect of private placement of 8.875% Senior Notes due 2016 and Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 13, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & CO.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: April 11, 2006

EXHIBITS INDEX

4.1	Indenture, dated as of March 17, 2006, between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.2	Registration Rights Agreement, dated as of March 17, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the $350.0 million of 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.3	Registration Rights Agreement, dated as of March 11, 2005, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the €100.0 million of Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.4	Form of Purchase Agreement, dated March 10, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited in respect of private placement of 8.875% Senior Notes due 2016 and Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 13, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.