Form 10-Q
period 2006-05-28
LEVI STRAUSS & CO
filed 2006-07-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 28, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 002-90139

LEVI STRAUSS & CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-0905160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.	)

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

Common Stock $.01 par value — 37,278,238 shares outstanding on July 5, 2006

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 28,	November 27,
	2006	2005
	(Dollars in thousands) (Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$386,955	$239,584
Restricted cash	1,551	2,957
Trade receivables, net of allowance for doubtful accounts of $23,273 and $26,550	469,532	626,866
Inventories:
Raw materials	13,903	16,431
Work-in-process	11,140	16,908
Finished goods	496,432	506,902

Total inventories	521,475	540,241
Deferred tax assets, net of valuation allowance of $43,946 and $42,890	95,515	94,137
Other current assets	96,778	66,902

Total current assets	1,571,806	1,570,687
Property, plant and equipment, net of accumulated depreciation of $512,940 and $471,545	384,394	380,186
Goodwill	203,598	202,250
Other intangible assets, net of accumulated amortization of $1,367 and $1,081	47,504	45,715
Non-current deferred tax assets, net of valuation allowance of $281,115 and $260,383	528,265	499,647
Other assets	89,352	115,163

Total assets	$2,824,919	$2,813,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$86,254	$95,797
Current maturities of capital leases	1,613	1,510
Accounts payable	218,852	235,450
Restructuring liabilities	16,519	14,594
Accrued liabilities	163,912	187,145
Accrued salaries, wages and employee benefits	234,656	277,007
Accrued interest payable	65,839	61,996
Accrued taxes	63,009	39,814

Total current liabilities	850,654	913,313
Long-term debt, less current maturities	2,255,273	2,230,902
Long-term capital leases, less current maturities	3,754	4,077
Postretirement medical benefits	434,352	458,229
Pension liability	188,727	195,939
Long-term employee related benefits	134,324	156,327
Long-term tax liabilities	20,024	17,396
Other long-term liabilities	42,322	41,659
Minority interest	17,209	17,891

Total liabilities	3,946,639	4,035,733

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,808	88,808
Accumulated deficit	(1,104,465)	(1,198,481)
Accumulated other comprehensive loss	(106,436)	(112,785)

Stockholders’ deficit	(1,121,720)	(1,222,085)

Total liabilities and stockholders’ deficit	$2,824,919	$2,813,648

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2006	2005	2006	2005
		(Dollars in thousands) (Unaudited)

Net sales	$936,661	$943,670	$1,876,852	$1,949,542
Licensing revenue	16,347	17,964	36,114	31,363

Net revenues	953,008	961,634	1,912,966	1,980,905
Cost of goods sold	515,071	506,171	1,017,593	1,025,458

Gross profit	437,937	455,463	895,373	955,447
Selling, general and administrative expenses	317,061	307,937	602,160	622,585
Loss (gain) on disposal of assets	74	(1,490)	(1,169)	(2,852)
Other operating income	(1,317)	(1,033)	(1,561)	(1,331)
Restructuring charges, net of reversals	7,262	5,224	10,449	8,414

Operating income	114,857	144,825	285,494	328,631
Interest expense	61,791	66,377	128,088	134,707
Loss on early extinguishment of debt	32,951	43,019	32,958	66,025
Other income, net	(3,429)	(594)	(4,577)	(4,553)

Income before income taxes	23,544	36,023	129,025	132,452
Income tax (benefit) expense	(16,658)	9,256	35,009	58,366

Net income	$40,202	$26,767	$94,016	$74,086

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 28,	May 29,
	2006	2005
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$94,016	$74,086
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	31,083	29,825
Gain on disposal of assets	(1,169)	(2,852)
Unrealized foreign exchange gains	(949)	(8,177)
Write-off of unamortized costs associated with early extinguishment of debt	16,051	12,473
Amortization of deferred debt issuance costs	5,281	6,097
(Benefit) provision for doubtful accounts	(1,041)	3,245
Decrease in trade receivables	166,370	144,860
Decrease (increase) in inventories	28,396	(99,352)
Increase in other current assets	(9,175)	(537)
Increase in other non-current assets	(31,449)	(2,495)
Decrease in accounts payable and accrued liabilities	(40,366)	(109,075)
Increase in income tax liabilities	23,860	14,742
Increase (decrease) in restructuring liabilities	1,585	(19,578)
Decrease in accrued salaries, wages and employee benefits	(63,595)	(70,266)
Decrease in long-term employee related benefits	(16,223)	(41,784)
Decrease in other long-term liabilities	(456)	(28)
Other, net	(1,665)	1,266

Net cash provided by (used for) operating activities	200,554	(67,550)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(27,492)	(12,600)
Proceeds from sale of property, plant and equipment	1,804	7,388
Acquisition of U.K. retail stores	(1,213)	—
Acquisition of Turkey minority interest	—	(3,835)
Cash outflow from net investment hedges	—	2,163

Net cash used for investing activities	(26,901)	(6,884)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	475,690	1,031,255
Repayments of long-term debt	(491,875)	(977,576)
Net decrease in short-term borrowings	(2,544)	(2,580)
Debt issuance costs	(11,916)	(24,145)
Increase (decrease) in restricted cash	1,514	(722)
Other, net	—	(1,350)

Net cash (used for) provided by financing activities	(29,131)	24,882

Effect of exchange rate changes on cash	2,849	(1,427)

Net increase (decrease) in cash and cash equivalents	147,371	(50,979)
Beginning cash and cash equivalents	239,584	299,596

Ending cash and cash equivalents	$386,955	$248,617

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$112,534	$117,628
Income taxes	42,753	49,787
Restructuring initiatives	9,118	27,992

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Levi Strauss & Co. and its foreign and domestic subsidiaries (“LS&CO.” or the “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of LS&CO. for the year ended November 27, 2005, included in the annual report on Form 10-K filed by LS&CO. with the Securities and Exchange Commission on February 14, 2006, and the unaudited consolidated financial statements of LS&CO. for the three months ended February 26, 2006, included in the quarterly report on Form 10-Q filed by LS&CO. with the Securities and Exchange Commission on April 11, 2006.

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 28, 2006, may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2006.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2006 fiscal year consists of 52 weeks ending November 26, 2006. Each quarter of fiscal year 2006 consists of 13 weeks. The 2005 fiscal year consisted of 52 weeks ended November 27, 2005, with all four quarters consisting of 13 weeks.

Presentation of Licensing Revenue

Royalties earned from the use of the Company’s trademarks in connection with the manufacturing, advertising, distribution and sale of products by third-party licensees have been classified as “Licensing revenue” in the consolidated statements of income for the three and six months ended May 28, 2006. In prior years such amounts were previously included in “Other operating income.” Such amounts have been reclassified to conform to the current presentation. The Company made the change in presentation primarily because of the increased contribution of licensing arrangements to the Company’s consolidated operating income, and management has identified potential expansion of the licensing programs as one of the Company’s key business strategies going forward. The Company has entered into a number of new licensing arrangements in recent years, and the related income generated from such arrangements has increased, from $44.0 million for the year ended November 30, 2003 to $73.9 million for the year ended November 27, 2005. The Company enters into licensing agreements that generally have terms of at least one year. Licensing revenues are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements. Costs relating to the Company’s licensing business are included in “Selling, general and administrative expenses” in the consolidated statements of income. Such costs are insignificant.

Restricted Cash

Restricted cash as of May 28, 2006, and November 27, 2005, was approximately $1.6 million and $3.0 million, respectively, and primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

Pension and Post-retirement Benefits

As a result of the 2006 closure of the Little Rock, Arkansas distribution center and the related elimination of the jobs of approximately 315 employees, the Company remeasured certain pension and post-retirement benefit obligations as of May 28, 2006, which included an update to actuarial assumptions made at the end of the prior fiscal year. Benefit expense related to these plans for the remainder of the fiscal year will reflect the revised assumptions. See Notes 10 and 11 for more information.

Loss on Early Extinguishment of Debt

For the three and six months ended May 28, 2006, the Company recorded a loss of $33.0 million on early extinguishment of debt as a result of its debt refinancing activities during the second quarter of 2006. During the three and six months ended May 29, 2005, the Company recorded losses of $43.0 million and $66.0 million, respectively. The 2006 loss was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs. Such costs were incurred in conjunction with the Company’s prepayment in March 2006 of the remaining balance of its term loan of approximately $488.8 million, and the amendment in May 2006 of the Company’s revolving credit facility. The loss in the three and six months ended May 29, 2005, was comprised of tender offer premiums and other fees and expenses approximating $33.8 million and $53.5 million, respectively, and the write-off of approximately $9.2 million and $12.5 million, respectively, of unamortized debt discount and capitalized costs. Such costs were incurred in conjunction with the Company’s completion in January 2005 of a tender offer to repurchase $372.1 million of its $450.0 million principal amount 2006 senior unsecured notes, and completion in March and April 2005 of the tender offers and redemptions of all of its outstanding $380.0 million and €125.0 million 2008 senior unsecured notes. See Note 5 for more information.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

Fourth Quarter of Fiscal 2006

•	In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” (“FIN 47”), which clarifies that a liability must be recognized for the fair value of a conditional asset retirement obligation when it is incurred if the liability can be reasonably estimated. The Company does not believe the adoption of FIN 47 will have a significant effect on its financial statements.

First Quarter of Fiscal 2007

•	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

•	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation to be carried at fair value, with changes in fair value recognized in earnings. The election can be made on an

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

instrument-by-instrument basis. In addition, SFAS 155 provides that beneficial interests in securitized financial assets be analyzed to determine if they are freestanding or contain an embedded derivative. SFAS 155 applies to all financial instruments acquired, issued or subject to a remeasurement event after adoption of SFAS 155. The Company does not believe the adoption of SFAS 155 will have a significant effect on its financial statements.

•	In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-5, “Accounting for the Altersteilzeit Early Retirement Programs and Similar Type Arrangements,” (“EITF 05-5”), which addresses early retirement programs that are similar to the Altersteilzeit (ATZ) program supported by the German government. Generally, an ATZ arrangement provides for a participant to work full-time for half of the ATZ period and not work for the remaining half. The employee receives half of their salary during the entire ATZ period. Benefits provided under this type of ATZ arrangement must be accounted for as a termination benefit under SFAS 112, “Employer’s Accounting for Postemployment Benefits.” Recognition of the cost of the benefits begins at the time individual employees enroll in the ATZ arrangements. The Company does not believe the adoption of EITF 05-5 will have a significant effect on its financial statements.

•	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.

•	In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and, through February 2006, has also issued four FSP’s which are effective upon the adoption of SFAS 123R. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides additional guidance on the interpretations and disclosures required. Collectively, these comprise the accounting requirements for share-based payments. SFAS 123R requires that the fair value of the compensation cost related to share-based payment transactions for employees and non-employees be recognized in the income statement. The Company does not believe that the adoption of SFAS 123R will have a significant effect on its financial statements.

NOTE 2:	RESTRUCTURING LIABILITIES

Summary

The following describes the reorganization initiatives associated with the Company’s restructuring liabilities as of May 28, 2006, including manufacturing plant closures and organizational changes. Severance and employee benefits relate to items such as severance packages, out-placement services and career counseling for employees affected by the plant closures and other reorganization initiatives. Other restructuring costs primarily relate to lease liability and facility closure costs. Reductions consist of payments for severance, employee benefits, and other restructuring costs, and the effect of foreign exchange differences. Reversals include revisions of estimates related to severance, employee benefits, and other restructuring costs.

The total balance of the restructuring liabilities at May 28, 2006, and November 27, 2005, was $24.8 million and $22.7 million, respectively. For the three and six months ended May 28, 2006, the Company recognized restructuring charges, net of reversals, of $7.3 million and $10.4 million, respectively. Restructuring charges for the three and six months ended May 28, 2006, relate primarily to current period activities associated with the 2006 closure of the Company’s distribution center in Little Rock, Arkansas and the 2006 reorganization of its Nordic operations, each described below. The Company expects to utilize a substantial portion of the restructuring liabilities over the next 12 months. The $8.3 million non-current portion of restructuring liabilities at May 28, 2006, primarily relates to lease costs, net of estimated sub-lease income, associated with exited facilities, and is included in “Other long-term liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

The following table summarizes the activity for the six months ended May  28, 2006, and the restructuring liabilities balance as of November 27, 2005, and May 28, 2006, associated with the Company’s reorganization initiatives:

	Restructuring				Restructuring
	Liabilities at				Liabilities at
	November 27,	Restructuring	Restructuring	Restructuring	May 28,
	2005	Charges	Reductions	Reversals	2006
	(Dollars in thousands)

2006 Reorganization initiatives(1)	$—	$10,267	$(438)	$(189)	$9,640
2004 Reorganization initiatives(2)	21,631	2,202	(7,471)	(1,837)	14,525
2003/2002 Reorganization initiatives(3)	1,024	16	(347)	(10)	683

Total	$22,655	$12,485	$(8,256)	$(2,036)	$24,848

Current portion of restructuring liabilities	$14,594				$16,519
Non-current portion of restructuring liabilities	8,061				8,329

Total	$22,655				$24,848

(1)	In March 2006, the Company announced its intent to close its distribution center in Little Rock, Arkansas. The Company anticipates that the closure will take place before the end of fiscal 2006 and will result in the elimination of the jobs of approximately 315 employees. During the first quarter of 2006, the Company announced that it was consolidating its operations in Norway, Sweden and Denmark into its European headquarters in Brussels, which will result in the displacement of approximately 40 employees.

Current period charges represent the estimated severance that will be payable to the displaced employees. The Company estimates that in 2006 it will incur additional restructuring charges of approximately $3.6 million related to these actions, principally in the form of additional severance and facility consolidation and closure costs, which will be recorded as they are incurred.

(2)	See below for more information.

(3)	Activity primarily relates to remaining liabilities for severance and related employee benefits resulting from headcount reductions associated with the Company’s plant closures in North America and its 2003 Europe organization changes. In January 2004, the Company closed its sewing and finishing operations in San Antonio, Texas and in March 2004, the Company closed three Canadian facilities — two sewing plants in Edmonton, Alberta and Stoney Creek, Ontario, and a finishing center in Brantford, Ontario. During the fourth quarter of 2003, the Company commenced reorganization actions to consolidate and streamline operations in its European headquarters in Belgium and in various field offices. The remaining severance and related benefit payments are scheduled to be paid out in 2006. The Company expects to incur no significant additional restructuring charges in connection with its 2003 and prior initiatives.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

2004 Reorganization Initiatives

The table below displays, for the 2004 reorganization initiatives, the restructuring activity for the six months ended May 28, 2006, the balance of the restructuring liabilities as of May 28, 2006, and related cumulative charges to date:

	Restructuring				Restructuring	Cumulative Net
	Liabilities at				Liabilities at	Restructuring
	November 27,	Restructuring	Restructuring	Restructuring	May 28,	Charges
	2005	Charges	Reductions	Reversals	2006	to Date
	(Dollars in thousands)
2004 Spain Plant Closures(1)
Severance and employee benefits	$172	$—	$15	$—	$187	$26,558
Other restructuring costs	63	—	(6)	—	57	1,676

Total	235	—	9	—	244	28,234

2004 Australia Plant Closure(2)
Severance and employee benefits	101	—	(32)	—	69	2,621

2004 U.S. Organizational Changes(3)
Severance and employee benefits	874	26	(612)	(25)	263	11,421
Other restructuring costs	13,506	543	(2,934)	(448)	10,667	18,772

Total	14,380	569	(3,546)	(473)	10,930	30,193

2004 Europe Organizational Changes(4)
Severance and employee benefits	3,072	1,553	(2,832)	(253)	1,540	20,459
Other restructuring costs	1,836	42	(837)	(94)	947	2,394

Total	4,908	1,595	(3,669)	(347)	2,487	22,853

2004 Dockers® Europe Organizational Changes(5)
Severance and employee benefits	227	2	(70)	(45)	114	3,429
Other restructuring costs	1,780	36	(163)	(972)	681	2,626

Total	2,007	38	(233)	(1,017)	795	6,055

Total	$21,631	$2,202	$(7,471)	$(1,837)	$14,525

(1)	During the year ended November 28, 2004, the Company closed its two owned and operated manufacturing plants in Spain. Current period activity primarily relates to payments against remaining liabilities for severance and facility closure costs. The Company expects to incur no additional restructuring costs in connection with this action.

(2)	During the year ended November 28, 2004, the Company closed its owned and operated manufacturing plant in Adelaide, Australia. In December 2005, the Company sold the manufacturing plant, along with its Adelaide distribution center and business office, for approximately $2.1 million and is leasing back the distribution center and business office for an initial period of two years. The lease agreement contains two renewal options, each for a term of two years. The Company expects to incur no additional restructuring costs in connection with this action.

(3)	During the year ended November 28, 2004, the Company reduced resources associated with the Company’s corporate support functions by eliminating staff, not filling certain open positions and outsourcing most of the transaction activities in the U.S. human resources function. The existing liability consists primarily of lease liabilities. Current period charges primarily represent additional costs associated with remaining lease liabilities. Current period reversals resulted from the Company entering into a sublease for a portion of the leased facilities on more favorable terms than were anticipated. The Company estimates that it will incur future additional restructuring charges of approximately $1.2 million related to this action, principally in the form of additional costs associated with remaining lease liabilities.

(4)	During the year ended November 28, 2004, the Company commenced additional reorganization actions in its European operations which will result in the displacement of approximately 155 employees, 150 of which had been displaced at May 28, 2006. Current period charges represent additional severance and employee benefits primarily related to headcount reductions at the Company’s information technology center in Europe. The Company estimates that it will incur additional restructuring charges of approximately $0.6 million relating to this

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

action, principally in the form of severance and employee benefits payments, which will be recorded as they become probable and estimable. The sale of the Company’s manufacturing plant in Hungary did not occur. The sales agreement has been terminated, and the Company continues to operate the manufacturing plant.

(5)	During the year ended November 28, 2004, the Company commenced reorganization actions in its Dockers® business in Europe. During the year ended November 27, 2005, the Company transferred and consolidated its Dockers® operations into its European headquarters in Brussels. Current period activity primarily relates to payments against remaining liabilities for severance and facility closure costs. In addition, during the period the Company reduced its estimated lease liability for its Dockers® facilities in Amsterdam as a result of entering into an agreement to sub-lease the remaining portion of the related property for more favorable terms then were anticipated. The Company expects to incur no significant additional restructuring costs in connection with this action.

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $203.6 million and $202.3 million as of May 28, 2006, and November 27, 2005, respectively. The changes in the carrying amount of goodwill by business segment for the six months ended May 28, 2006, were as follows:

		Goodwill Acquired
	Goodwill Balance	During the Six Months	Goodwill Balance
	November 27, 2005	Ended May 28, 2006	May 28, 2006
	(Dollars in thousands)

U.S. Levi’s® brand	$199,905	$—	$199,905
Europe	2,345	1,348	3,693

Total	$202,250	$1,348	$203,598

During the six months ended May 28, 2006, the Company’s subsidiary in the United Kingdom purchased one additional Levi’s® store and four factory outlets from one of its retail customers in the United Kingdom for approximately $1.2 million. The Company recorded approximately $1.1 million of additional goodwill in connection with this transaction.

Other intangible assets were as follows:

	May 28, 2006			November 27, 2005
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Amortized intangible assets:
Other intangible assets	$2,849	$(1,367)	$1,482	$2,599	$(1,081)	$1,518
Unamortized intangible assets:
Trademarks and other intangible assets	46,022	—	46,022	44,197	—	44,197

Total	$48,871	$(1,367)	$47,504	$46,796	$(1,081)	$45,715

Amortization expense for the three and six months ended May 28, 2006, was $0.1 million and $0.3 million, respectively. Amortization expense for the three and six months ended May 29, 2005, was $0.1 million and $0.4 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s amortized intangible assets as of May 28, 2006, is estimated at approximately $0.3 million per year.

NOTE 4:	INCOME TAXES

The Company’s income tax (benefit) expense for the three and six months ended May 28, 2006, was approximately ($16.7) million and $35.0 million, respectively. The effective income tax rate for the six months ended May 28, 2006, was 27.1%. This tax rate differs from the Company’s estimated annual effective income tax

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

rate for 2006 of 42.0% due primarily to a discrete, non-cash tax benefit of approximately $31.5 million, recognized in the second quarter of 2006. The benefit arose from a modification by the Company of the ownership structure of certain of its foreign subsidiaries. The modification resulted in a $31.5 million increase in the Company’s net non-current deferred tax asset due to a reduction in the overall residual U.S. and foreign tax expected to be imposed upon a repatriation of the Company’s unremitted foreign earnings. The Company took the action following elimination of certain restrictions on the ability of the Company to change the ownership structure of its foreign subsidiaries as a result of prepayment by the Company of its term loan in March 2006 and amendment and restatement of its revolving credit facility in May 2006. See Note 5 for more information about the term loan and revolving credit facility actions.

Estimated Annual Effective Income Tax Rate.  The estimated annual effective income tax rate for the full year 2006 and 2005 differs from the U.S. federal statutory income tax rate of 35% as follows:

	Fiscal Year	Fiscal Year
	2006(1)	2005(2)

Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	0.9	0.2
Impact of foreign operations	5.0	13.3
Reassessment of reserves due to change in estimates	0.8	(0.2)
Other, including non-deductible expenses	0.3	0.3

	42.0%	48.6%

(1)	Estimated annual effective income tax rate for fiscal year 2006.

(2)	Projected annual effective income tax rate used for the six months ended May 29, 2005.

The “State income taxes, net of U.S. federal impact” item primarily reflects the current state income tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a full valuation allowance against state net operating loss carryforwards. The impact of state taxes on the Company’s estimated annual effective tax rate has increased from the prior year as a result of projected income in excess of net operating loss carryforwards in certain states in 2006, and approximately $1.4 million of deferred tax expense resulting from the remeasurement of deferred tax assets due to legislation enacted in the state of Texas during the second quarter of 2006.

The “Impact of foreign operations” item reflects changes in the residual U.S. tax on unremitted foreign earnings as calculated with the Company’s expectation that foreign income taxes will be deducted rather than claimed as a credit for U.S. federal income tax purposes. In addition, this item includes the impact of foreign income and losses incurred in jurisdictions with tax rates that are different from the U.S. federal statutory rate. The impact of this item on the Company’s estimated annual effective tax rate has primarily been reduced in 2006 by a $31.5 million benefit recorded in the second quarter of 2006, described more fully above.

The “Reassessment of reserves due to change in estimates” item relates primarily to changes in the Company’s estimate of its contingent tax liabilities, and the associated estimated annual interest. The increase to the effective tax rate from the prior year primarily relates to the fact that in the second quarter of 2005, the Company recorded a reversal of prior year tax liabilities of approximately $6 million, resulting primarily from an agreement reached with the Internal Revenue Service closing tax years 1986 — 1989. Partially offsetting the impact of this prior year reversal is a reduction in the estimated interest on contingent tax liabilities for 2006, which has declined as compared to the prior year, due primarily to the cash tax payment of approximately $99.6 million made to the Internal Revenue Service in the fourth quarter of 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

The “Other, including non-deductible expenses” item relates primarily to items that are expensed for determining book income but that will not be deductible in determining U.S. federal taxable income.

Examination of Tax Returns.  During the six month period ended May 28, 2006, the Internal Revenue Service continued its examination of the Company’s 2000-2002 U.S. federal corporate income tax returns. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Internal Revenue Service has not yet begun an examination of the Company’s 2003-2005 U.S. federal corporate income tax returns. The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. The Company believes that its accrued tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at May 28, 2006. However, it is reasonably possible the Company may also incur additional income tax liabilities related to prior years. The Company estimates this additional potential exposure to be approximately $12.7 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $12.7 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the United States.

NOTE 5:	LONG-TERM DEBT

Long-term debt is summarized below:

	May 28,	November 27,
	2006	2005
	(Dollars in thousands)

Long-term debt
Secured:
Term loan	$—	$491,250
Revolving credit facility	—	—
Notes payable, at various rates	114	133

Subtotal	114	491,383

Unsecured:
Notes:
7.00% senior notes due 2006	77,823	77,782
12.25% senior notes due 2012	572,063	571,924
Floating rate senior notes due 2012	380,000	380,000
8.625% Euro senior notes due 2013	324,461	176,280
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	—
4.25% Yen-denominated Eurobond due 2016	178,635	167,588

Subtotal	2,332,982	1,823,574
Current maturities	(77,823)	(84,055)

Total long-term debt	$2,255,273	$2,230,902

Short-term debt
Short-term borrowings	$8,431	$11,742
Current maturities of long-term debt	77,823	84,055

Total short-term debt	$86,254	$95,797

Total long-term and short-term debt	$2,341,527	$2,326,699

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

Prepayment of Term Loan

In March 2006, the Company prepaid the remaining balance of the term loan of approximately $488.8 million. The prepayment was funded with the net proceeds from the additional 2013 Euro notes of €100.0 million and the 2016 notes of $350.0 million discussed below, as well as cash on hand. The Company also used cash on hand to pay accrued and unpaid interest of approximately $7.5 million, and prepayment premium and other fees and expenses of approximately $16.9 million. The Company also wrote off approximately $15.3 million of unamortized debt issuance costs related to the prepayment of the term loan. As a result of these charges, combined with the write-off approximately $0.8 million of unamortized debt issuance costs related to the amendment to the revolving credit facility discussed below, the Company recorded a $33.0 million loss on early extinguishment of debt in the second quarter of 2006.

Prepayment of the term loan resulted in release of the security interests in the collateral securing the term loan, including a lien on the Company’s trademarks and copyrights and a second-priority lien on the assets securing the Company’s revolving credit facility. The trademarks and copyrights are no longer subject to any liens securing indebtedness or other contractual obligations.

Amendment to Revolving Credit Facility

On May 18, 2006, the Company amended and restated its revolving credit facility. The following is a summary description of the material terms of the amendment:

•	The term of the facility has been extended through September 23, 2011.

•	The maximum availability under the facility has been reduced from $650.0 million to $550.0 million.

•	The interest rate payable in respect of both base rate loans and LIBOR rate loans has been modified by amending the margin above the base rate or the LIBOR rate (as applicable) which is payable. The margin above the base rate that is payable in respect of base rate loans has changed from a fixed margin of 0.50% to a floating margin based on availability under the facility that will not exceed 0.50%. The margin above LIBOR that is payable in respect of LIBOR rate loans has been reduced from a fixed margin of 2.75% to a floating margin (which will not exceed 2.00%) based on availability under the facility.

•	The Company is required to maintain a reserve against availability or deposit cash or certain investment securities in secured accounts with the administrative agent in the amount of $75.0 million at all times. A failure to do so will result in a block on availability under the facility but will not result in a default.

•	For any period during which excess availability under the facility is at least $25.0 million, the debt, liens, investments, dispositions, restricted payments and debt prepayment covenants will be either fully or partially suspended. The Company is currently in a covenant suspension period.

•	The Company’s debt, liens, investments, dispositions, restricted payments and debt prepayment covenants have been modified to grant the Company greater flexibility.

•	The Company is no longer subject at any time to any financial maintenance covenants.

•	The facility is no longer secured by the capital stock of any of the Company’s foreign subsidiaries.

The Company wrote off approximately $0.8 million of unamortized debt issuance costs related to the reduction in the maximum availability under the facility.

Reservation of Availability Under Revolving Credit Facility.  In 1996, the Company issued $450.0 million in aggregate principal amount of its 2006 notes. In January 2005, pursuant to a tender offer, the Company repurchased $372.1 million in aggregate principal amount of these notes. The Company’s revolving credit facility contained a

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

covenant that required it, as a condition to prepaying the term loan, to fully repay, redeem, repurchase, or defease the remaining $77.9 million aggregate principal amount of 2006 notes. Alternatively, the Company could also have satisfied this covenant by reserving cash or availability under the revolving credit facility sufficient to repay the 2006 notes so long as it still had at least $150.0 million of borrowing availability under the revolving credit facility. On March 16, 2006, the Company complied with this covenant as a condition to prepaying the term loan by reserving borrowing availability of $77.9 million in accordance with the requirements of the revolving credit facility.

Additional Issuance of Euro Senior Notes due 2013 and Issuance of 8.875% Senior Notes due 2016

Additional Euro Senior Notes Due 2013.  On March 17, 2006, the Company issued an additional €100.0 million in Euro senior notes due 2013 to qualified institutional buyers. These notes have the same terms and are part of the same series as the €150.0 million aggregate principal amount of Euro denominated 8.625% senior notes due 2013 the Company issued in March 2005. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 8-year notes maturing on April 1, 2013 and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on April  1, 2006. Starting on April 1, 2009, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2008, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the notes (including additional notes) with the proceeds of one or more public equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at a premium of 3.5%, or approximately $4.2 million, which original issuance premium will be amortized over the term of the notes. Costs representing underwriting fees and other expenses of approximately $2.7 million are being amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes, 2015 notes and 2016 notes.

Exchange Offer.  In July 2006, after a required exchange offer, €100.7 million of the remaining €102.0 million unregistered 2013 Euro notes (which includes €2.0 million of unregistered 2013 Euro notes from the March 2005 offering) will be exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

Senior Notes due 2016.  On March 17, 2006, the Company issued $350.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on April 1, 2016 and bear interest at 8.875% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2006. The Company may redeem these notes, in whole or in part, at any time prior to April 1, 2011, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption and a “make-whole” premium. Starting on April 1, 2011, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2009, the Company may redeem up to and including 35% of the original aggregate principal amount of the notes (including additional notes, if any) with the proceeds of one or more public equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $7.8 million are being amortized over the term of the notes to interest expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

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

Exchange Offer.  In July 2006, after a required exchange offer, all of the 2016 notes will be exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

Use of Proceeds — Prepayment of Term Loan.  As discussed above, in March 2006, the Company used the proceeds of the additional 2013 Euro notes and the 2016 notes plus cash on hand to prepay the remaining balance of the term loan of approximately $488.8 million as of February 26, 2006.

Other Debt Matters

Debt Issuance Costs.  The Company capitalizes debt issuance costs, which are included in “Other assets” in the Company’s consolidated balance sheets. These costs were amortized using the straight-line method of amortization for all debt issuances prior to 2005, which approximates the effective interest method. New debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs at May 28, 2006, and November 27, 2005, were $49.7 million and $59.2 million, respectively. Amortization of debt issuance costs, which is included in “Interest expense” in the Company’s consolidated statements of income, was $2.3 million and $2.8 million for the three months ended May 28, 2006, and May 29, 2005, respectively, and $5.3 million and $6.1 million for the six months ended May 28, 2006, and May 29, 2005, respectively.

Accrued Interest.  At May 28, 2006, and November 27, 2005, accrued interest was $65.8 million and $62.0 million, respectively.

Principal Short-term and Long-term Debt Payments

The table below sets forth, as of May 28, 2006, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter.

Principal
Payments as of
Fiscal year	May 28, 2006
(Dollars in thousands)

2006 (remaining six months)	$86,254
2007	—
2008	—
2009	—
2010	—
Thereafter	2,255,273

Total	$2,341,527

Short-term Credit Lines and Standby Letters of Credit

As of May 28, 2006, the Company’s total availability of $216.4 million under its revolving credit facility was reduced by $84.7 million of letters of credit and other credit usage allocated under the revolving credit facility, yielding a net availability of $131.7 million. Included in the $84.7 million of letters of credit and other credit usage at May 28, 2006, were $11.0 million of trade letters of credit, $2.8 million of other credit usage and $70.9 million of standby letters of credit with various international banks, of which $52.2 million serve as guarantees by the creditor

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on letters of credit and other credit usage, and borrowings against the letters of credit are subject to interest at various rates.

As discussed above, in accordance with the requirements of the revolving credit facility and in connection with prepaying the term loan, on March 16, 2006, the Company reserved borrowing availability of $77.9 million under the revolving credit facility, and will maintain this reserve until November 2006, when the 2006 notes will be repaid. In addition, the Company is required to maintain certain other reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent) including a $75.0 million reserve at all times. These reserves reduce the availability under the Company’s credit facility. Currently, the Company is maintaining all required reserves under this facility to meet these requirements.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended May 28, 2006, and May 29, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.18% and 10.40%, respectively. The Company’s weighted average interest rate on average borrowings outstanding during the six months ended May 28, 2006, and May 29, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.44% and 10.55%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

The Company’s revolving credit facility agreement contains a covenant that restricts the Company’s ability to pay dividends to its stockholders. In addition, the terms of certain of the indentures relating to the Company’s unsecured notes limit the Company’s ability to pay dividends. Subsidiaries of the Company that are not wholly-owned subsidiaries (the Company’s Japanese subsidiary is the only such subsidiary) are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third-party.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value (in each case including accrued interest) of the Company’s financial instrument assets and liabilities at May 28, 2006, and November 27, 2005, are as follows:

	May 28, 2006		November 27, 2005
	Carrying	Estimated	Carrying	Estimated
	Value(1)	Fair Value(1)	Value(2)	Fair Value(2)
	Assets (Liabilities)
	(Dollars in thousands)

Debt Instruments:
U.S. dollar notes offerings	$(1,890,224)	$(1,991,211)	$(1,533,000)	$(1,618,160)
Euro notes offering	(328,898)	(336,749)	(178,735)	(179,176)
Yen-denominated Eurobond placement	(179,213)	(173,854)	(168,119)	(161,416)
Term loan	—	—	(496,510)	(510,757)
Short-term and other borrowings	(9,030)	(9,030)	(12,330)	(12,330)

Total	$(2,407,365)	$(2,510,844)	$(2,388,694)	$(2,481,839)

Foreign Exchange Contracts:
Foreign exchange forward contracts	$(1,430)	$(1,430)	$(874)	$(874)
Foreign exchange option contracts	(1,901)	(1,901)	1,250	1,250

Total	$(3,331)	$(3,331)	$376	$376

(1)	Includes accrued interest of $65.8 million.

(2)	Includes accrued interest of $62.0 million.

The Company’s financial instruments are reflected on its books at the carrying values noted above. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. quoted market prices).

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data. As such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of May 28, 2006, and November 27, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

At May 28, 2006, the Company had U.S. dollar spot and forward currency contracts to buy $346.5 million and to sell $331.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through April 2007.

The Company has entered into option contracts to manage its exposure to foreign currencies. At May 28, 2006, the Company had bought U.S. dollar option contracts resulting in a net purchase of $36.0 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net purchase of $24.0 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through August 2006.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.  On May 5, 2006, at a case management conference, the court granted the parties’ request to move the trial date to March 26, 2007. For more information about the litigation, see Note 9 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

As of May 28, 2006, and November 27, 2005, the Company had no foreign currency derivatives outstanding hedging the net investment in its foreign operations.

The Company designates a portion of its outstanding yen-denominated Eurobond as a net investment hedge. As of May 28, 2006, and November 27, 2005, an unrealized loss of $2.4 million and an unrealized gain of $2.9 million, respectively, related to the translation effects of the yen-denominated Eurobond were recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

The Company designates its outstanding 2013 Euro senior notes as a net investment hedge. As of May 28, 2006, and November 27, 2005, an unrealized loss of $9.5 million and an unrealized gain of $13.0 million, respectively, related to the translation effects of the 2013 Euro senior notes were recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit.

The table below provides an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in the “Accumulated other comprehensive loss” (“Accumulated OCI”) section of Stockholders’ Deficit.

	At May 28, 2006		At November 27, 2005
	Accumulated OCI		Accumulated OCI
	Gain (Loss)		Gain (Loss)
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)

Foreign exchange management
Net investment hedges
Derivative instruments	$4,637	$—	$4,637	$—
Euro senior notes	—	(9,545)	—	13,035
Yen-denominated Eurobond	—	(2,403)	—	2,900
Cumulative income taxes	(1,230)	4,612	(1,230)	(6,111)

	$3,407	$(7,336)	$3,407	$9,824

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other income, net” in the Company’s consolidated statements of income.

	Three Months Ended				Six Months Ended
	May 28, 2006		May 29, 2005		May 28, 2006		May 29, 2005
	Other (Income)		Other (Income)		Other (Income)		Other (Income)
	Expense, Net		Expense, Net		Expense, Net		Expense, Net
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)

Foreign exchange management	$1,888	$1,318	$4,463	$(1,580)	$3,028	$3,707	$831	$(927)

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset or (liability).

	At May 28, 2006	At November 27, 2005
	Fair Value (Liability)	Fair Value Asset
	(Dollars in thousands)

Foreign exchange management	$(3,331)	$376

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

NOTE 9:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net” in the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2006	2005	2006	2005
	(Dollars in thousands)

Foreign exchange management losses (income)	$3,206	$2,883	$6,735	$(96)
Foreign currency transaction gains	(2,775)	(2,945)	(4,846)	(3,818)
Interest income	(3,886)	(2,026)	(7,014)	(4,203)
Minority interest — Levi Strauss Japan K.K	840	1,183	1,223	2,207
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	—	479	—	1,309
Other	(814)	(168)	(675)	48

Total	$(3,429)	$(594)	$(4,577)	$(4,553)

(1)	On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from that entity was attributed to the Company.

The Company’s foreign exchange risk management activities includes the use of instruments such as forward, swap and option contracts to manage foreign currency exposures. These derivative instruments are recorded at fair value and the changes in fair value are recorded in “Other income, net” in the Company’s consolidated statements of income. At contract maturity, the realized gain or loss related to derivative instruments is also recorded in “Other income, net” in the Company’s consolidated statements of income.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “Other income, net” in the Company’s consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains are recorded in “Other income, net” in the Company’s consolidated statements of income to reflect the difference between the spot rate effective at the settlement date and the historical rate at which the transaction was originally recorded or remeasured at the balance sheet date.

Gains and losses arising from the remeasurement of the Company’s Yen-denominated Eurobond placement, to the extent that the indebtedness is not subject to a hedging relationship, are also included in foreign currency transaction gains.

The Company’s interest income primarily relates to investments in certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

NOTE 10:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and post-retirement benefit plans for the three and six months ended May 28, 2006, and May 29, 2005:

	Pension Benefits		Post-Retirement Benefits
	Three Months	Three Months	Three Months	Three Months
	Ended May 28,	Ended May 29,	Ended May 28,	Ended May 29,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$1,906	$2,114	$207	$275
Interest cost	14,073	13,740	3,013	4,530
Expected return on plan assets	(13,124)	(13,286)	—	—
Amortization of prior service cost (gain)	427	465	(14,389)	(14,389)
Amortization of transition asset	152	106	—	—
Amortization of actuarial loss	1,995	1,259	1,671	4,532
Curtailment loss(1)	1,926	—	—	—
Special termination benefit(2)	1,027	—	500	—

Net periodic benefit cost (income)	$8,382	$4,398	$(8,998)	$(5,052)

	Pension Benefits		Post-Retirement Benefits
	Six Months	Six Months	Six Months	Six Months
	Ended May 28,	Ended May 29,	Ended May 28,	Ended May 29,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$3,889	$4,264	$414	$549
Interest cost	28,104	27,520	6,026	9,060
Expected return on plan assets	(26,454)	(26,584)	—	—
Amortization of prior service cost (gain)	819	930	(28,778)	(28,778)
Amortization of transition asset	300	214	—	—
Amortization of actuarial loss	3,970	2,520	3,342	9,065
Curtailment loss(1)	1,926	—	—	—
Special termination benefit(2)	1,027	—	500	—
Net settlement loss(3)	2,590	—	—	—

Net periodic benefit cost (income)	$16,171	$8,864	$(18,496)	$(10,104)

(1)	Consists of curtailment loss of $1.8 million for correction of an error in the actuarial calculation of the curtailment in the third quarter of 2004 associated with the 2003 closure of three of its Canadian facilities, and $0.1 million related to the job eliminations as a result of the 2006 facility closure in Little Rock, Arkansas.

(2)	Consists of the additional expenses associated with special termination benefits offered to certain qualifying participants affected by the 2006 Little Rock facility closure.

(3)	Primarily consists of a $2.6 million net loss resulting from the settlement of liabilities of certain participants in the Company’s hourly pension plan in Canada as a result of prior plant closures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

As a result of the 2006 Little Rock facility closure, the Company remeasured certain pension and post-retirement benefit obligations as of May  28, 2006, which included an update to actuarial assumptions made at the end of the prior fiscal year. Net periodic benefit cost (income) related to these plans for the remainder of the fiscal year will reflect the revised assumptions. The revised actuarial assumptions included a change in the discount rate for both pension and post-retirement benefit obligations from 5.8% and 5.7% to 6.6% and 6.3%, respectively. The Company utilized a bond pricing model that was tailored to the attributes of its pension and post-retirement plans to determine the appropriate discount rate to use for its U.S. benefit plans. The Company expects to recognize a curtailment gain of approximately $60 million in 2006 under the post-retirement benefit plan as a result of the 2006 facility closure. The gain is attributable to the accelerated recognition of prior plan changes and will be recognized when the employees terminate.

NOTE 11:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2006	2005	2006	2005
	(Dollars in thousands)

Net income	$40,202	$26,767	$94,016	$74,086

Other comprehensive (loss) income:
Net investment hedge (losses) gains	(14,605)	6,408	(17,160)	8,928
Foreign currency translation gains (losses)	6,023	(3,157)	8,749	(4,767)
(Decrease) increase in unrealized gain on marketable securities	(176)	(37)	238	47
Decrease in minimum pension liability(1)	13,734	—	14,522	24

Total other comprehensive income	4,976	3,214	6,349	4,232

Total	$45,178	$29,981	$100,365	$78,318

(1)	2006 amounts primarily relate to remeasurement of certain pension obligations resulting from the 2006 facility closure in Little Rock, Arkansas. See Note 10 for more information.

The following is a summary of the components of accumulated other comprehensive loss, net of related income taxes:

	May 28,	November 27,
	2006	2005
	(Dollars in thousands)

Net investment hedge (losses) gains	$(3,929)	$13,231
Foreign currency translation losses	(22,344)	(31,093)
Unrealized gain on marketable securities	562	324
Additional minimum pension liability	(80,725)	(95,247)

Accumulated other comprehensive loss, net of income taxes	$(106,436)	$(112,785)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

NOTE 12:	BUSINESS SEGMENT INFORMATION

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

As of the beginning of fiscal 2006, the Company changed its measure of segment operating income to include depreciation expense for the assets managed by the respective reporting segments. Net revenues include net sales and revenues from the Company’s licensing arrangements. Prior year amounts have been restated to reflect this change.

Business segment information for the Company was as follows:

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2006	2005	2006	2005
	(Dollars in thousands)

Net revenues:
U.S. Levi’s® brand	$251,931	$246,640	$529,047	$530,320
U.S. Dockers® brand	177,197	159,384	335,876	310,857
U.S. Levi Strauss Signature® brand	73,519	76,839	143,726	164,787
Canada and Mexico	51,252	46,781	91,658	86,423

Total North America	553,899	529,644	1,100,307	1,092,387
Europe	196,489	236,983	437,359	534,875
Asia Pacific	202,620	195,007	375,300	353,643

Total consolidated net revenues	$953,008	$961,634	$1,912,966	$1,980,905

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2006	2005	2006	2005
	(Dollars in thousands)

Operating income:
U.S. Levi’s® brand	$49,214	$54,730	$116,585	$121,632
U.S. Dockers® brand	29,800	30,257	63,006	62,384
U.S. Levi Strauss Signature® brand	6,650	2,738	10,799	8,931
Canada and Mexico	12,753	11,584	20,488	22,189

Total North America	98,417	99,309	210,878	215,136
Europe	35,493	46,321	99,809	133,734
Asia Pacific	45,557	43,516	84,603	84,167

Regional operating income	179,467	189,146	395,290	433,037
Corporate:
Restructuring charges, net of reversals	7,262	5,224	10,449	8,414
Other corporate expense	57,348	39,097	99,347	95,992

Total corporate expense	64,610	44,321	109,796	104,406

Consolidated operating income	114,857	144,825	285,494	328,631
Interest expense	61,791	66,377	128,088	134,707
Loss on early extinguishment of debt	32,951	43,019	32,958	66,025
Other income, net	(3,429)	(594)	(4,577)	(4,553)

Income before income taxes	$23,544	$36,023	$129,025	$132,452

NOTE 13:	SUBSEQUENT EVENTS

On July 6, 2006, the Company announced that its president and chief executive officer, Philip A. Marineau, intends to retire at the end of fiscal 2006. The Company entered into an agreement with Mr. Marineau confirming various retirement-related arrangements, including entitlement to receive by January  15, 2007 a payment of $7,750,000 in recognition of his service through November  26, 2006, which the Company expects to record as compensation expense in the third quarter of fiscal 2006. Mr. Marineau will also retire from his position as a member of the Company’s board of directors as of the end of fiscal 2006.

On July 6, 2006, the Company announced the promotion of R. John Anderson, 54, currently Senior Vice President of Levi Strauss & Co. and President of Levi Strauss Asia Pacific and Global Sourcing, to the position of Executive Vice President and Chief Operating Officer of Levi Strauss & Co., effective July 6, 2006.

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

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute our Levi Strauss Signature® products primarily through mass channel retailers. We also distribute our products through company-operated stores located in the United States, Europe and Asia.

Our Second Quarter 2006 Results

Key financial results for the three and six months ended May 28, 2006, were as follows:

•	Our consolidated net revenues for the three months ended May 28, 2006, were $953.0 million, a decrease of 0.9% compared to the same period in 2005, and flat on a constant currency basis. Our consolidated net revenues for the six months ended May 28, 2006, were $1.9 billion, a decrease of 3.4% compared to the same period in 2005, and a decrease of approximately 1% on a constant currency basis. Net revenues include our net sales and revenues from our licensing arrangements. We now include revenues from licensing arrangements as part of our consolidated net revenues because of the increased contribution of licensing arrangements to our operating income, and expansion of our licensing business is one of our key business strategies. Revenues from licensing were previously included in “Other operating income” in our consolidated statements of income. Please see Note 1 to the consolidated financial statements for further discussion of our classification of licensing revenues.

Our consolidated net sales for the three and six months ended May 28, 2006, were $936.7 million and $1.9 billion, respectively, a decrease of 0.7% and 3.7%, respectively, compared to the same periods in 2005, and an increase of approximately 1% and decrease of approximately 2%, respectively, on a constant currency basis. Our net sales for our U.S. Levi’s® business increased 2% for the three months and were flat for the six months, as compared to the same periods in 2005. Our net sales decreases for both periods were driven primarily by decreased net sales in our Europe and our U.S. Levi Strauss Signature® businesses and the translation impact of foreign currencies. These decreases were partially offset by increased net sales in our U.S. Dockers® and our Asia Pacific businesses.

•	Our gross profit for the three and six months ended May 28, 2006, decreased $17.5 million and $60.1 million, respectively, as compared to the same periods in 2005. Our gross margin decreased to 46.0% and 46.8% for the three and six months ended May 28, 2006, from 47.4% and 48.2% for the same periods in 2005, a decrease of 1.4 percentage points for both periods. Our gross profit and margin decreases in both periods were driven by lower net revenues in our Europe business, partially offset by net revenue growth in our Asia Pacific and North America businesses, the unfavorable translation impact of foreign currencies, and a reduction in gross margin in certain of our businesses resulting from a change in product sales mix, an increased investment in product and higher sales allowances to support our retailers.

•	Our operating income for the three and six months ended May 28, 2006, was $114.9 million and $285.5 million, respectively, compared to operating income of $144.8 million and $328.6 million for the same periods in 2005. In both periods, the decrease was primarily driven by lower gross profit and higher selling and long-term incentive compensation costs, partially offset by lower advertising and promotion expenses. Our operating margin for the three and six months ended May 28, 2006, was 12.1% and 14.9%, respectively, compared with 15.1% and 16.6% for the same periods in 2005.

•	Our net income for the three and six months ended May 28, 2006, was $40.2 million and $94.0 million, respectively, compared to net income of $26.8 million and $74.1 million for the same periods in 2005. In both periods, the increase was primarily due to the tax benefit recorded in the second quarter of 2006 related to our change in the ownership structure of certain of our foreign subsidiaries, and a decrease in loss on early extinguishment of debt, partially offset by lower operating income. For more information regarding our tax and financing activities, please see Notes 4 and 5, respectively, to the consolidated financial statements.

Our results for the first half of 2006 reflect our continued focus on sustaining the profitability of our business and generating strong cash flows, while strengthening our brands by investing in our product offering, in our company-operated retail and outlet stores and in our retail customer relationships, in line with our core strategies. For the remainder of 2006, we continue to be cautious about our sales outlook in the face of:

•	lower demand for our Levi’s® brand products in Europe while executing our strategies to sustain profit and improve sales trends in the region;

•	the potential impact of retailer consolidations in the United States, including store closings, strategic shifts and changes in bargaining power;

•	continuing developments in the mass channel, including Wal-Mart’s increased emphasis on private label products; and

•	the unpredictability of foreign currency exchange rates and energy prices.

We remain focused on our key priorities of delivering solid and sustainable profitability and strong operating cash flows.

Our Financing Arrangements

In March 2006, we issued $350.0 million of senior unsecured notes due 2016 and issued an additional €100.0 million of our Euro denominated senior unsecured notes due 2013. We used all the proceeds from this offering, plus cash on hand, to prepay our term loan in March 2006. Prepayment of the term loan resulted in release of the security interests in the collateral securing the term loan, including a lien on our trademarks and copyrights and a second-priority lien on the assets securing our revolving credit facility. The trademarks and copyrights are no longer subject to any liens securing indebtedness or other contractual obligations.

In May 2006, we amended and restated our revolving credit facility for more favorable terms including suspension of covenants in certain circumstances and lower interest rates.

For more information regarding our financing activities, please see Note 5 to the consolidated financial statements.

Our Management Team

On July 6, 2006, we announced that our president and chief executive officer, Philip A. Marineau, intends to retire at the end of fiscal 2006. We also announced the promotion of R. John Anderson, currently Senior Vice President of Levi Strauss & Co. and President of Levi Strauss Asia Pacific and Global Sourcing, to the position of Executive Vice President and Chief Operating Officer of Levi Strauss & Co., effective July 6, 2006. For more information about these changes, please see Item 5 of this Form 10-Q and Note 13 to the consolidated financial statements.

Results of Operations

Three and Six Months Ended May 28, 2006, as Compared to Same Periods in 2005

The following table summarizes, for the years indicated, items in our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues.

					Three Months Ended
					May 28,	May 29,
	Three Months Ended				2006	2005
	May 28,	May 29,	$ Increase	% Increase	% of Net	% of Net
	2006	2005	(Decrease)	(Decrease)	Revenues	Revenues
	(Dollars in thousands)

Net sales	$936,661	$943,670	$(7,009)	(0.7)%	98.3%	98.1%
Licensing revenue	16,347	17,964	(1,617)	(9.0)%	1.7%	1.9%

Net revenues	953,008	961,634	(8,626)	(0.9)%	100.0%	100.0%
Cost of goods sold	515,071	506,171	8,900	1.8%	54.0%	52.6%

Gross profit	437,937	455,463	(17,526)	(3.8)%	46.0%	47.4%
Selling, general and administrative expenses	317,061	307,937	9,124	3.0%	33.3%	32.0%
Loss (gain) on disposal of assets	74	(1,490)	(1,564)	(105.0)%	0.0%	(0.2)%
Other operating income	(1,317)	(1,033)	284	27.5%	(0.1)%	(0.1)%
Restructuring charges, net of reversals	7,262	5,224	2,038	39.0%	0.8%	0.5%

Operating income	114,857	144,825	(29,968)	(20.7)%	12.1%	15.1%
Interest expense	61,791	66,377	(4,586)	(6.9)%	6.5%	6.9%
Loss on early extinguishment of debt	32,951	43,019	(10,068)	(23.4)%	3.5%	4.5%
Other income, net	(3,429)	(594)	2,835	477.3%	(0.4)%	(0.1)%

Income before income taxes	23,544	36,023	(12,479)	(34.6)%	2.5%	3.7%
Income tax (benefit) expense	(16,658)	9,256	(25,914)	(280.0)%	(1.7)%	1.0%

Net income	$40,202	$26,767	13,435	50.2%	4.2%	2.8%

					Six Months Ended
					May 28,	May 29,
	Six Months Ended				2006	2005
	May 28,	May 29,	$ Increase	% Increase	% of Net	% of Net
	2006	2005	(Decrease)	(Decrease)	Revenues	Revenues
	(Dollars in thousands)

Net sales	$1,876,852	$1,949,542	$(72,690)	(3.7)%	98.1%	98.4%
Licensing revenue	36,114	31,363	4,751	15.1%	1.9%	1.6%

Net revenues	1,912,966	1,980,905	(67,939)	(3.4)%	100.0%	100.0%
Cost of goods sold	1,017,593	1,025,458	(7,865)	(0.8)%	53.2%	51.8%

Gross profit	895,373	955,447	(60,074)	(6.3)%	46.8%	48.2%
Selling, general and administrative expenses	602,160	622,585	(20,425)	(3.3)%	31.5%	31.4%
Gain on disposal of assets	(1,169)	(2,852)	(1,683)	(59.0)%	(0.1)%	(0.1)%
Other operating income	(1,561)	(1,331)	230	17.3%	(0.1)%	(0.1)%
Restructuring charges, net of reversals	10,449	8,414	2,035	24.2%	0.5%	0.4%

Operating income	285,494	328,631	(43,137)	(13.1)%	14.9%	16.6%
Interest expense	128,088	134,707	(6,619)	(4.9)%	6.7%	6.8%
Loss on early extinguishment of debt	32,958	66,025	(33,067)	(50.1)%	1.7%	3.3%
Other income, net	(4,577)	(4,553)	24	0.5%	(0.2)%	(0.2)%

Income before income taxes	129,025	132,452	(3,427)	(2.6)%	6.7%	6.7%
Income tax expense	35,009	58,366	(23,357)	(40.0)%	1.8%	2.9%

Net income	$94,016	$74,086	19,930	26.9%	4.9%	3.7%

Consolidated net revenues

The following table shows our net revenues for our North America, Europe and Asia Pacific businesses and the changes in these results for the three and six months ended May 28, 2006, as compared to the same periods in 2005:

	Three Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

North America	$553,899	$529,644	$24,255	4.6%	4.2%
Europe	196,489	236,983	(40,494)	(17.1)%	(12.7)%
Asia Pacific	202,620	195,007	7,613	3.9%	6.2%

Total consolidated net revenues	$953,008	$961,634	$(8,626)	(0.9)%	0.4%

	Six Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

North America	$1,100,307	$1,092,387	$7,920	0.7%	0.3%
Europe	437,359	534,875	(97,516)	(18.2)%	(12.2)%
Asia Pacific	375,300	353,643	21,657	6.1%	9.1%

Total consolidated net revenues	$1,912,966	$1,980,905	$(67,939)	(3.4)%	(1.5)%

North America net revenues

The following table presents our net revenues in our North America region broken out for our U.S. brands and for Canada and Mexico, including changes in these results for the three and six months ended May 28, 2006, as compared to the same periods in 2005:

	Three Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

U.S. Levi’s® brand	$251,931	$246,640	$5,291	2.1%	N/A
U.S. Dockers® brand	177,197	159,384	17,813	11.2%	N/A
U.S. Levi Strauss Signature® brand	73,519	76,839	(3,320)	(4.3)%	N/A
Canada and Mexico	51,252	46,781	4,471	9.6%	5.4%

Total North America net revenues	$553,899	$529,644	$24,255	4.6%	4.2%

	Six Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

U.S. Levi’s® brand	$529,047	$530,320	$(1,273)	(0.2)%	N/A
U.S. Dockers® brand	335,876	310,857	25,019	8.0%	N/A
U.S. Levi Strauss Signature® brand	143,726	164,787	(21,061)	(12.8)%	N/A
Canada and Mexico	91,658	86,423	5,235	6.1%	0.8%

Total North America net revenues	$1,100,307	$1,092,387	$7,920	0.7%	0.3%

U.S. Levi’s® Brand.  The following table shows net sales and licensing revenue for our U.S. Levi’s® brand, including the changes in these results for the three and six months ended May 28, 2006, as compared to the same periods in 2005:

	Three Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
		(Dollars in thousands)

U.S. Levi’s® brand — Net sales	$248,175	$243,612	$4,563	1.9%
U.S. Levi’s® brand — Licensing revenue	3,756	3,028	728	24.0%

Total U.S. Levi’s® brand net revenues	$251,931	$246,640	$5,291	2.1%

	Six Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi’s® brand — Net sales	$521,076	$523,659	$(2,583)	(0.5)%
U.S. Levi’s® brand — Licensing revenue	7,971	6,661	1,310	19.7%

Total U.S. Levi’s® brand net revenues	$529,047	$530,320	$(1,273)	(0.2)%

Total net revenues in our U.S. Levi’s® brand for the three months ended May 28, 2006, increased by 2.1% as compared to the same period in 2005. This increase was primarily driven by:

•	higher unit sales volume in our men’s and young men’s products;

•	higher unit sales volume of our Levi’s® brand shorts and seasonal products (unlike 2005, we shipped a larger portion of our spring/summer products in the second quarter of 2006); and

•	an increase in net sales due primarily to opening additional company-operated Levi’s® retail stores.

Partially offsetting these increases were higher sales allowances to support our retailers, including their customer marketing efforts; the impact of door closures during the 2006 period at two of our top retailers; lower unit sales volume in our women’s juniors segment; and decreased net sales of our men’s SilverTab® products, primarily due to reduced unit sales volume resulting from the merger of two of our top retailers.

Total net revenues in our U.S. Levi’s® brand for the six months ended May 28, 2006, decreased by 0.2% as compared to the same period in 2005, reflecting the overall stability of our U.S. Levi’s® brand business in the first half of 2006.

Dockers® Brand.  The following table shows net sales and licensing revenue for our U.S. Dockers® brand, including changes in these results for the three and six months ended May 28, 2006, as compared to the same periods in 2005:

	Three Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Dockers® brand — Net sales	$172,432	$152,729	$19,703	12.9%
U.S. Dockers® brand — Licensing revenue	4,765	6,655	(1,890)	(28.4)%

Total U.S. Dockers® brand net revenues	$177,197	$159,384	$17,813	11.2%

	Six Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Dockers® brand — Net sales	$324,618	$299,950	$24,668	8.2%
U.S. Dockers® brand — Licensing revenue	11,258	10,907	351	3.2%

Total U.S. Dockers® brand net revenues	$335,876	$310,857	$25,019	8.0%

Total net revenues in our U.S. Dockers® brand for the three and six months ended May 28, 2006, increased 11.2% and 8.0%, respectively, as compared to the same periods in 2005. The increase for the three and six months ended May 28, 2006, was primarily driven by the following:

•	growth in our men’s premium pants segment, led by our Never Irontm Cotton Khaki pant, as well as the addition of several trend core programs during the second quarter, and an increase in net sales for our men’s tops, driven by additional retail store fixtures, and higher unit sales in our golf line; and

•	growth in our women’s business, driven by our capri pants, core Metro program, and shorts, and the addition of women’s tops, which previously we had licensed in 2005.

Partially offsetting these factors for the three months was a decrease in licensing revenue primarily driven by a reduction in marketing related income from our licensees, and for the six months, a decrease in net sales for our men’s classic pants business, primarily as a result of retail door closures.

Levi Strauss Signature® Brand.  The following table presents our net sales and licensing revenue in our U.S. Levi Strauss Signature® brand, including the changes in these results for the three and six months ended May 28, 2006, as compared to the same periods in 2005:

	Three Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi Strauss Signature® brand — Net sales	$72,556	$75,868	$(3,312)	(4.4)%
U.S. Levi Strauss Signature® brand — Licensing revenue	963	971	(8)	(0.8)%

Total U.S. Levi Strauss Signature® brand net revenues	$73,519	$76,839	$(3,320)	(4.3)%

	Six Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi Strauss Signature® brand — Net sales	$141,386	$163,054	$(21,668)	(13.3)%
U.S. Levi Strauss Signature® brand — Licensing revenue	2,340	1,733	607	35.0%

Total U.S. Levi Strauss Signature® brand net revenues	$143,726	$164,787	$(21,061)	(12.8)%

Total net revenues in our U.S. Levi Strauss Signature® brand for the three and six months ended May 28, 2006, decreased by 4.3% and 12.8%, respectively, as compared to the same periods in 2005. The decrease for the three and six months ended May 28, 2006, was primarily driven by the following:

•	lower sales to Wal-Mart during the period primarily as a result of Wal-Mart’s decision to allocate more retail space to private label programs in the women’s business;

•	continued softness in our men’s core business; and

•	lower unit sales volume for our men’s shorts.

Partially offsetting the decrease was sales growth in our boys’ business.

Europe net revenues

The following table shows our net sales and licensing revenues in our Europe region, including the changes in these results for the three and six months ended May 28, 2006, as compared to the same periods in 2005:

	Three Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

Europe — Net sales	$194,569	$234,219	$(39,650)	(16.9)%	(12.4)%
Europe — Licensing revenue	1,920	2,764	(844)	(30.5)%	(30.5)%

Total Europe net revenues	$196,489	$236,983	$(40,494)	(17.1)%	(12.7)%

	Six Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

Europe — Net sales	$432,811	$530,619	$(97,808)	(18.4)%	(12.3)%
Europe — Licensing revenue	4,548	4,256	292	6.9%	6.9%

Total Europe net revenues	$437,359	$534,875	$(97,516)	(18.2)%	(12.2)%

Total net revenues in our Europe region for the three and six months ended May 28, 2006, decreased 17.1% and 18.2%, respectively, and on a constant currency basis, decreased approximately 13% and 12%, respectively, as compared to the same periods in 2005. Changes in foreign currency exchange rates for the three and six months ended May 28, 2006, reduced net revenues by approximately $11 million and $32 million, respectively. The decrease in net revenues on a constant currency basis was primarily driven by the following:

•	decrease in unit sales volume as a result of lower demand for our Levi’s® brand and Levi Strauss Signature® brand products; and

•	decrease in unit sales volume as a result of our exit from certain retailers, which was driven by our strategy to reposition our Levi’s® brand and Dockers® brand in Europe as premium brands.

Partially offsetting these factors was an increase in our net revenues derived from opening additional company-operated stores in Europe. We continue to focus on executing our strategies to improve sales trends.

Asia Pacific net revenues

The following table shows our net sales and licensing revenues in our Asia Pacific region, including the changes in these results from the three and six months ended May 28, 2006, as compared to the same periods in 2005:

	Three Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

Asia Pacific — Net sales	$198,230	$190,953	$7,277	3.8%	6.2%
Asia Pacific — Licensing revenue	4,390	4,054	336	8.3%	8.3%

Total Asia Pacific net revenues	$202,620	$195,007	$7,613	3.9%	6.2%

	Six Months Ended			% Increase (Decrease)
	May 28,	May 29,	$ Increase	As	Constant
	2006	2005	(Decrease)	Reported	Currency
	(Dollars in thousands)

Asia Pacific — Net sales	$366,391	$346,613	$19,778	5.7%	8.7%
Asia Pacific — Licensing revenue	8,909	7,030	1,879	26.7%	26.7%

Total Asia Pacific net revenues	$375,300	$353,643	$21,657	6.1%	9.1%

Total net revenues in our Asia Pacific region for the three and six months ended May 28, 2006, increased 3.9% and 6.1%, respectively, and on a constant currency basis, increased approximately 6% and 9%, respectively, as compared to the same periods in 2005. Changes in foreign currency exchange rates for the three and six months ended May 28, 2006, reduced net revenues by approximately $5 million and $10 million, respectively. The increase in net revenues on a constant currency basis was primarily driven by the following:

•	increased net sales for our Levi’s® brand products, which represents a large majority of our business in the region, partially due to the introduction of new fits and finishes in both our Levi’s® men’s and women’s businesses;

•	improved sales mix, with increased sales of super premium and premium Levi’s® brand products and Levi’s® brand winter products, and Dockers® bottoms;

•	the continued expansion of our retail presence through additional franchised store openings and upgrades of existing stores to more current retail formats; and

•	an increase in licensing revenues, driven primarily by licensing arrangements in Latin America, which is part of our Asia Pacific region.

Net revenues increased in most countries across our Asia Pacific region for the three and six months ended May 28, 2006. Net revenues for Japan, our largest business in this region, were stable on a constant currency basis.

Gross profit

Our gross profit decreased 3.8% and 6.3%, respectively, for the three and six months ended May 28, 2006, as compared to the same periods in 2005. The primary drivers of the gross profit decrease for both periods were:

•	on a constant currency basis, decreased net sales in our Europe region, which of our geographical regions has the highest average gross margin, partially offset by increased net sales in our Asia Pacific region and North America region;

•	the unfavorable translation impact of foreign currencies; and

•	a reduction in gross margin in certain of our businesses resulting from a change in product sales mix, an increased investment in product and higher sales allowances to support our retailers.

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

Selling, general and administrative expenses

Selling, general and administrative expenses for the three and six months ended May 28, 2006, increased 3.0% and decreased 3.3%, respectively, as compared to the same periods in 2005. On a constant currency basis, selling, general and administrative expenses were approximately 5% higher and 1% lower in the three and six months ended May 28, 2006, respectively, as compared to the same periods in 2005. As a percentage of net revenues, selling, general and administrative expenses were 33.3% and 31.5%, respectively, for the three and six months ended May 28, 2006, as compared to 32.0% and 31.4%, respectively, for the same periods in 2005. We remain focused on cost discipline across our organization as we continue to invest in growing and strengthening our global businesses, including opening more company-operated stores and investing in our Asia Pacific region.

Key factors driving the increase in selling, general and administrative expenses for the three months ended May 28, 2006, were as follows:

•	Our selling expense increased 20.4% to $66.5 million in the three months ended May 28, 2006, as compared to the same period in 2005. Selling expense as a percentage of net revenues was 7.0% in the three months ended May 28, 2006, compared to 5.7% in the same period in 2005. The increase primarily reflected additional selling costs associated with new company-operated stores dedicated to the Levi’s® brand in Europe and the U.S. We include all occupancy costs associated with our company-operated stores in selling, general and administrative expenses.

•	In the second quarter of 2005, we reversed a contingent liability for litigation, which had been established in the first quarter of 2005.

•	We recorded additional long-term incentive compensation expense in the 2006 period related to both our 2005 and 2006 Long-Term Incentive Plans and our Management Incentive Plan, for which performance is measured over multiple years.

These increases were partially offset by decreases in advertising and promotion expense, and in distribution costs.

•	Our advertising and promotion expense decreased by 16.0% to $65.0 million in the three months ended May 28, 2006, as compared to the same period of 2005. Advertising and promotion expense as a percentage of net revenues was 6.8% in the three months ended May 28, 2006, compared to 8.1% in the same period in 2005, reflecting our decision to decrease advertising spending in Europe.

•	Our distribution costs of $48.3 million, or 5.1% of net revenues in the three months ended May 28, 2006, decreased $2.9 million as compared to $51.2 million, or 5.3% of net revenues in the three months ended May 29, 2005. The decrease in distribution costs was primarily driven by the decrease in net sales and the changes in our European distribution centers. Our distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with our distribution network.

Key factors driving the decrease in selling, general and administrative expenses for the six months ended May 28, 2006, included our advertising and promotion expense, which decreased by 22.0% to $113.2 million in the six months ended May 28, 2006, as compared to the same period of 2005, reflecting our decision to decrease advertising spending in Europe. Additionally, our distribution costs of $98.2 million, or 5.1% of net revenues in the six months ended May 28, 2006, decreased $7.0 million as compared to $105.2 million, or 5.3% of net revenues in the six months ended May 29, 2005, primarily driven by the decrease in net sales, and the changes in our European distribution centers. These decreases were partially offset by increases in our selling expense and in long-term incentive compensation expense. Selling expense increased 17.2% to $128.2 million in the six months ended May 28, 2006, as compared to the same period in 2005, reflecting the growth in company-operated stores dedicated to the Levi’s® brand in Europe and the U.S. Selling expense as a percentage of net revenues was 6.7% in the six months ended May 28, 2006, compared to 5.5% in the same period in 2005. The current period included expense related to both our 2005 and 2006 Long-Term Incentive Plans and our Management Incentive Plan, for which performance is measured over multiple years.

Restructuring charges

Restructuring charges, net of reversals, were $7.3 million and $10.4 million for the three and six months ended May 28, 2006, respectively, and $5.2 million and $8.4 million for the three and six months ended May 29, 2005, respectively, and related primarily to activities associated with our U.S. and Europe reorganization initiatives. The 2006 amount primarily consisted of severance charges associated with the closure of our Little Rock, Arkansas distribution center, headcount reductions in Europe related to consolidation of our Nordic operations, and additional lease costs associated with exited facilities in the U.S. The 2005 amount primarily consisted of charges for severance and employee benefits for our 2004 U.S. and Europe organizational changes.

Operating income

Operating income decreased 20.7% and 13.1% during the three and six months ended May 28, 2006, respectively, compared to the same periods in 2005. Operating margin was 12.1% and 14.9% for the three and six months ended May 28, 2006, respectively, compared with 15.1% and 16.6% for the same periods in 2005.

The following table shows our operating income by brand for the United States, for Canada and Mexico, and in total for our North America, Europe and Asia Pacific regions and the changes in results from the three and six month periods ended May 28, 2006, to the three and six month periods ended May 29, 2005:

	Three Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi’s® brand	$49,214	$54,730	$(5,516)	(10.1)%
U.S. Dockers® brand	29,800	30,257	(457)	(1.5)%
U.S. Levi Strauss Signature® brand	6,650	2,738	3,912	142.9%
Canada and Mexico (all brands)	12,753	11,584	1,169	10.1%

North America (all brands)	98,417	99,309	(892)	(0.9)%
Europe (all brands)	35,493	46,321	(10,828)	(23.4)%
Asia Pacific (all brands)	45,557	43,516	2,041	4.7%

Regional operating income	179,467	189,146	(9,679)	(5.1)%

Corporate expense:
Restructuring charges, net of reversals	7,262	5,224	2,038	39.0%
Other corporate expense	57,348	39,097	18,251	46.7%

Total corporate expense	64,610	44,321	20,289	45.8%

Total operating income	$114,857	$144,825	(29,968)	(20.7)%

	Six Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

U.S. Levi’s® brand	$116,585	$121,632	$(5,047)	(4.1)%
U.S. Dockers® brand	63,006	62,384	622	1.0%
U.S. Levi Strauss Signature® brand	10,799	8,931	1,868	20.9%
Canada and Mexico (all brands)	20,488	22,189	(1,701)	(7.7)%

North America (all brands)	210,878	215,136	(4,258)	(2.0)%
Europe (all brands)	99,809	133,734	(33,925)	(25.4)%
Asia Pacific (all brands)	84,603	84,167	436	0.5%

Regional operating income	395,290	433,037	(37,747)	(8.7)%

Corporate expense:
Restructuring charges, net of reversals	10,449	8,414	2,035	24.2%
Other corporate expense	99,347	95,992	3,355	3.5%

Total corporate expense	109,796	104,406	5,390	5.2%

Total operating income	$285,494	$328,631	(43,137)	(13.1)%

The decrease in total operating income for the three and six months ended May 28, 2006, as compared to the same periods in 2005, was primarily attributable to decreased operating income in our Europe region and increased corporate expense, partially offset by increased operating income in our U.S. Levi Strauss Signature® and Asia Pacific businesses.

Regional Summaries.  The following summarizes the changes in operating income by region:

•	North America. The decrease in operating income for the three months ended May 28, 2006, was primarily attributable to lower gross profit in our U.S. Levi’s® brand, and higher selling expenses related to our additional company-operated Levi’s® retail and outlet stores, partially offset by higher net sales in our Mexico business and, with respect to our U.S. Levi Strauss Signature® business, a reduction in advertising and distribution expenses and higher gross profit due to product mix.

The decrease in operating income for the six months ended May 28, 2006, was primarily attributable to lower net sales in our U.S. Levi’s® brand and Canada businesses, and higher selling expenses related to our additional company-operated Levi’s® retail and outlet stores in the U.S., partially offset by higher net sales in our Mexico business, a reduction in advertising and distribution expenses in our U.S. Levi Strauss Signature® business and an increase in licensing revenues.

•	Europe. The decrease in operating income for the three and six months ended May 28, 2006, was primarily attributable to lower net sales, the unfavorable impact of foreign currency translation, and higher selling expenses, partially offset by a decrease in advertising and promotion expenses and distribution expenses.

•	Asia Pacific. The increase in operating income for the three and six months ended May 28, 2006, was primarily attributable to higher net sales, partially offset by higher selling, general and administrative expenses, and the unfavorable impact of foreign currency translation.

Other corporate expense.  The following tables summarize significant components of other corporate expense:

	Three Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

Long-term incentive compensation expense	$8,685	$3,701	$4,984	134.7%
Corporate staff costs and other expense	48,663	35,396	13,267	37.5%

Total other corporate expense	$57,348	$39,097	$18,251	46.7%

	Six Months Ended
	May 28,	May 29,	$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)

Long-term incentive compensation expense	$16,755	$9,320	$7,435	79.8%
Corporate staff costs and other expense	82,592	86,672	(4,080)	(4.7)%

Total other corporate expense	$99,347	$95,992	$3,355	3.5%

Other corporate expense increased $18.3 million and $3.4 million for the three and six months ended May 28, 2006, respectively. In both periods, long-term incentive compensation expense increased, as the current period included expense related to both our 2005 and 2006 Long-Term Incentive Plans and our Management Incentive Plan, for which performance is measured over multiple years. Reflected in the increase for the three months are the following:

•	a reversal in the second quarter of 2005 of a contingent liability for litigation, which had been recorded in the first quarter of 2005; and

•	during the second quarter of 2006, we recorded a net reduction to our workers’ compensation liability of approximately $0.2 million, compared to a net reduction of $4.5 million in the second quarter of 2005. The net reductions were driven primarily by changes in our estimated future claims payments as a result of more favorable than projected claims development during the periods.

In both the three and six months ended May 28, 2006, the increases in “Other corporate expense” were partially offset by lower expense related to our post-retirement benefit plans.

Interest expense

Interest expense decreased 6.9% to $61.8 million for the three months ended May 28, 2006, compared to $66.4 million for the same period in 2005. Interest expense decreased 4.9% to $128.1 million for the six months ended May 28, 2006, compared to $134.7 million for the same period in 2005. The decrease was primarily attributable to lower average debt balances and lower average borrowing rates.

The weighted average interest rate on average borrowings outstanding during the three months ended May 28, 2006, and May 29, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, was 10.18% and 10.40%, respectively. The weighted average interest rate on average borrowings outstanding during the six months ended May 28, 2006, and May 29, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, was 10.44% and 10.55%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt

For the three and six months ended May 28, 2006, we recorded a loss of $33.0 million on early extinguishment of debt as a result of our debt refinancing activities during the second quarter. During the three and six months ended May 29, 2005, we recorded losses of $43.0 million and $66.0 million, respectively. The 2006 loss was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs. We incurred these costs in conjunction with our prepayment in March 2006 of the remaining balance of our term loan of approximately $488.8 million, and the amendment in May 2006 of our revolving credit facility. The loss in the three and six months ended May 29, 2005, was comprised of tender offer premiums and other fees and expenses approximating $33.8 million and $53.5 million, respectively, and the write-off of approximately $9.2 million and $12.5 million, respectively, of unamortized debt discount and capitalized costs. Such costs were incurred in conjunction with our completion in January 2005 of a tender offer to repurchase $372.1 million of our $450.0 million principal amount 2006 senior unsecured notes, and completion in March and April 2005 of the tender offers and redemptions of all of our outstanding $380.0 million and €125.0 million 2008 senior unsecured notes.

Income tax expense

Income tax for the three and six months ended May 28, 2006, was a benefit of $16.7 million and expense of $35.0 million, respectively, compared to expense of $9.3 million and $58.4 million for the same periods in 2005. The decrease in tax expense in both periods was primarily driven by a discrete, non-cash benefit recognized in the second quarter of 2006 arising from a change in the ownership structure of certain of our foreign subsidiaries. The change reduced by approximately $31.5 million the overall residual U.S. and foreign tax expected to be imposed upon future repatriations of our unremitted foreign earnings.

Our effective income tax rate for the six months ended May 28, 2006, was 27.1% compared to 44.1% for the same period in 2005. Our effective income tax rate differs from the U.S. federal statutory rate of 35%, primarily due to the impact of our foreign operations discussed above.

For more information regarding our tax activities, please see Note 4 to the consolidated financial statements.

Net income

Net income for the three and six months ended May 28, 2006, was $40.2 million and $94.0 million, respectively, compared to net income of $26.8 million and $74.1 million for the same periods in 2005. In both periods, the increase was primarily due to the tax benefit recorded in the second quarter of 2006 related to our change in the ownership structure of certain of our foreign subsidiaries, and decrease in loss on early extinguishment of debt, partially offset by lower operating income. For more information regarding our tax and financing activities, please see Notes 4 and 5, respectively, to the consolidated financial statements.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity in 2006 to operate our business and to meet our cash requirements.

Cash Sources

Our key sources of cash include earnings from operations and borrowing availability under our revolving credit facility. As of May 28, 2006, we had total cash and cash equivalents of approximately $387.0 million, a $147.4 million increase from the $239.6 million balance as of November 27, 2005. The increase was primarily driven by cash provided by operating activities during the period, partially offset by the prepayment of our term loan and capital expenditures.

Our maximum availability under our revolving credit facility is $550.0 million. As of May 28, 2006, based on our collateral levels as defined by the agreement, reduced by amounts reserved in accordance with this facility as described below, our total availability was approximately $216.4 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Our unused availability was approximately $131.7 million.

As discussed in Note 5 to the consolidated financial statements, in accordance with the requirements of the revolving credit facility and in connection with prepaying the term loan, on March 16, 2006, we reserved

$77.9 million under the revolving credit facility, and will maintain this reserve until November 2006, when we will repay the remaining 2006 notes. In addition, we are required to maintain certain other reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent) including a $75.0 million reserve at all times. These reserves reduce the availability under our credit facility. Currently, we are maintaining all required reserves under the facility.

We had liquid short-term investments in the United States totaling approximately $324.0 million, resulting in a net liquidity position (unused availability and liquid short-term investments) of $455.7 million in the United States.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs, payments of principal and interest on our debt, payments of taxes and contributions to our pension and postretirement health benefit plans. The following table presents selected cash uses during the six months ended May 28, 2006, and the related projected cash requirements for the remainder of 2006 and the first six months of 2007:

	Paid in Six	Projected for
	Months Ended	Remaining Six		Projected for	Projected for
	May 28,	Months of	Total Projected	First Six Months	Twelve Months
Selected Cash Requirements	2006	Fiscal 2006	for Fiscal 2006	of Fiscal 2007	Ended May 2007
	(Dollars in millions)

Restructuring activities	$9	$16	$25	$4	$20
Principal debt payments(1)	16	86	102	-	86
Interest	113	113	226	112	225
Federal, foreign and state taxes (net of refunds)(2)	39	29	68	38	67
Prior years’ income tax liabilities, net(3)	4	12	16	4	16
Post-retirement health benefit plans	12	12	24	12	24
Capital expenditures(4)	27	55	82	20	75
Pension plans	8	39	47	8	47

Total selected cash requirements	$228	$362	$590	$198	$560

(1)	Amount paid in the six months ended May 28, 2006 primarily represents the prepayment of the remaining balance of our term loan, net of the proceeds from the issuance of our 2016 notes and our 2013 Euro notes. Amounts projected for the remaining six months of fiscal 2006 primarily represent the repayment of the remaining 2006 notes.

(2)	Amounts relate primarily to estimated payments with respect to 2006 income taxes.

(3)	Our projection for cash tax payments for prior years’ contingent income tax liabilities primarily reflects payments to state and foreign tax authorities.

(4)	We increased our projection for capital expenditures during the three months ended May 28, 2006, to reflect primarily our expanding global retail strategy, as well as additional systems investment. We now project capital expenditures in 2006 of approximately $82 million, as compared to our projection contained in our first quarter 2006 Form 10-Q of approximately $61 million.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 28,	May 29,
	2006	2005
	(Dollars in thousands)

Cash provided by (used for) operating activities	$200,554	$(67,550)
Cash used for investing activities	(26,901)	(6,884)
Cash (used for) provided by financing activities	(29,131)	24,882
Cash and cash equivalents	386,955	248,617

Cash flows from operating activities

Cash provided by operating activities was $200.6 million for the six months ended May 28, 2006, compared to cash used by operating activities of $67.6 million for the same period in 2005. The $268.1 million increase in cash provided by operating activities reflects a $239.5 million increase in cash flows from operating assets and liabilities and a $28.6 million increase in net income (after adjusting for the effect of non-cash items). The increase in cash flows from operating assets and liabilities was primarily due to the following factors:

•	During the six months ended May 28, 2006, trade accounts receivable decreased by $166.4 million compared to a decrease of $144.9 million for the same period in 2005. Our trade accounts receivable balance is typically lower at the end of the second quarter compared to the year-end balance since the fourth quarter of our fiscal year is generally our strongest selling period.

•	During the six months ended May 28, 2006, our inventory levels decreased $28.4 million compared to an increase of $99.4 million for the same period in 2005. The 2006 period decrease resulted from finished goods inventory levels, which have decreased due to net sales decreases in certain business units and improved inventory management. The increase in inventory for the same period in 2005 resulted primarily from a build up of inventory for the fall/back-to-school season and inventory management actions taken by all business units to avoid inventory shortages and maintain consistent order flow.

•	During the six months ended May 28, 2006, other non-current assets increased $31.4 million compared to an increase of $2.5 million for the same period of 2005. The increase in the six months ended May 28, 2006, is primarily attributable to the discrete, non-cash tax benefit recognized in the second quarter of 2006 arising from the change in the ownership structure of certain of our foreign subsidiaries, as described more fully in Note 4 to our consolidated financial statements. The change reduced by approximately $31.5 million the overall residual U.S. and foreign tax expected to be imposed upon future repatriations of our unremitted foreign earnings, and consequently, increased our net non-current deferred tax asset.

•	During the six months ended May 28, 2006, accounts payable and accrued liabilities decreased $40.4 million compared to $109.1 million for the same period of 2005. The decrease in the six months ended May 28, 2006, is primarily attributable to a decrease in advertising and promotion expenses. The decrease in 2005 was primarily due to the impact of decreased operating expenses and shorter payment cycles driven by our shift to package manufacturing and the related shorter payment term demands from our contract manufacturers.

•	During the six months ended May 28, 2006, accrued salary, wages and benefits decreased $63.6 million compared to $70.3 million for the same period of 2005. The decrease in both periods is attributable to payments made under our annual and long-term incentive compensation plans which occur primarily in the first quarter of each fiscal year. These decreases were partially offset by incentive compensation accruals of approximately $39.4 million and $34.5 million, respectively for the 2006 and 2005 periods.

Cash flows from investing activities

Cash used for investing activities was $26.9 million for the six months ended May 28, 2006, compared to $6.9 million for the same period in 2005. Cash used in both periods primarily related to investments made in information technology systems associated with the installation of an enterprise resource planning system in our Asia Pacific region and, for the 2006 period, investments made in our company-operated retail stores. The increase was partially offset by proceeds from the sale of property, plant and equipment primarily related to the sale of our facilities in Adelaide, Australia during the 2006 period and the sale of assets related to our restructuring activities in the U.S. and Europe in the 2005 period.

Cash flows from financing activities

Cash used for financing activities was $29.1 million for the six months ended May 28, 2006, compared to cash provided by financing activities of $24.9 million for the same period in 2005. Cash used for financing activities for the six months ended May 28, 2006, reflect the issuance in March 2006 of $350.0 million of our 2016 notes and the additional €100.0 million of our 2013 Euro notes. We used the net proceeds of this offering, plus cash on hand, to prepay the remaining balance of our term loan of approximately $488.8 million. Cash provided by financing activities for the six months ended May 29, 2005, primarily reflected our issuance of $450.0 million of our 2015 notes during the period. This increase was largely offset by the repayment of $372.1 million in aggregate principal amount of our 2006 notes, the payment of debt issuance costs of approximately $11.9 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million.

Indebtedness

As of May 28, 2006, we had fixed rate debt of approximately $1.9 billion (84% of total debt) and variable rate debt of approximately $0.4 billion (16% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., our parent and U.S. operating company.

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

Effects of Inflation

We believe that inflation in the regions where most of our revenues occur has not had a significant effect on our net revenues or profitability.

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

Net pension income or expense is determined using assumptions as of the beginning of each fiscal year. These assumptions are established at the end of the prior fiscal year and include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. As a result of the 2006 closure of our Little Rock, Arkansas distribution center, we remeasured certain pension and post-retirement benefit obligations as of May 28, 2006, which included an update to actuarial assumptions made at the end of the prior fiscal year. Net periodic benefit cost (income) related to these plans for the remainder of the fiscal year will reflect the revised assumptions.

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

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates as they apply to us.

Fourth Quarter of Fiscal 2006

•	In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” (“FIN 47”), which clarifies that a liability must be recognized for the fair value of a conditional asset retirement obligation when it is incurred if the liability can be reasonably estimated. We do not believe the adoption of FIN 47 will have a significant effect on our financial statements.

First Quarter of Fiscal 2007

•	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. We do not believe that the adoption of SFAS 156 will have a significant effect on our financial statements.

•	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation to be carried at fair value, with changes in fair value recognized in earnings. The election can be made on an instrument-by-instrument basis. In addition, SFAS 155 provides that beneficial interests in securitized financial assets be analyzed to determine if they are freestanding or contain an embedded derivative. SFAS 155 applies to all financial instruments acquired, issued or subject to a remeasurement event after adoption of SFAS 155. We do not believe the adoption of SFAS 155 will have a significant effect on our financial statements.

•	In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-5, “Accounting for the Altersteilzeit Early Retirement Programs and Similar Type Arrangements,” (“EITF 05-5”), which addresses early retirement programs that are similar to the Altersteilzeit (ATZ) program supported by the German government. Generally, an ATZ arrangement provides for a participant to work full-time for half of the ATZ period and not work for the remaining half. The employee receives half of their salary during the entire ATZ period. Benefits provided under this type of ATZ arrangement must be accounted for as a termination benefit under SFAS 112, “Employer’s Accounting for Postemployment Benefits.” Recognition of the cost of the benefits begins at the time individual employees enroll in the ATZ arrangements. We do not believe the adoption of EITF 05-5 will have a significant effect on our financial statements.

•	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.

•	In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and, through February 2006, has also issued four FSP’s which are effective upon the adoption of SFAS 123R. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides additional guidance on the interpretations and disclosures required. Collectively, these comprise the accounting requirements for share-based payments. SFAS 123R requires that the fair value of the compensation cost related to share-based payment transactions for employees and non-employees be recognized in the income statement. We do not believe that the adoption of SFAS 123R will have a significant effect on our financial statements.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S., European and other international retail environments;

•	changes in the level of consumer spending or preferences in apparel in view of energy prices and other factors;

•	mergers and acquisitions involving our top customers and their consequences;

•	our dependence on key distribution channels, customers and suppliers;

•	our customers’ continuing focus on private label and exclusive products;

•	our ability to revitalize our European business and our Dockers® brand;

•	our ability to expand controlled distribution of our products, including through opening and successfully operating company-operated stores;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to younger consumers and women;

•	changing fashion trends;

•	our go-to-market executional performance;

•	the impact of ongoing and potential future restructuring and financing activities;

•	the effectiveness of our internal controls;

•	the investment performance of our defined benefit pension plans;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments;

•	changes in credit ratings;

•	changes in our senior management team, our ability to attract and retain qualified executives and employees and changes in employee compensation and benefit plans;

•	changes in trade laws including the elimination of quotas under the WTO Agreement on textiles and clothing; and

•	political or financial instability in countries where our products are manufactured.

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

At May 28, 2006, we had U.S. dollar spot and forward currency contracts to buy $346.5 million and to sell $331.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through April 2007.

We have entered into option contracts to manage our exposure to foreign currencies. At May 28, 2006, we bought U.S. dollar option contracts resulting in a net purchase of $36.0 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net purchase of $24.0 million against various currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through August 2006.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

Item 4.	CONTROLS AND PROCEDURES

As of May 28, 2006, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we will not be subject to the requirements until our annual report on Form 10-K for fiscal year 2007.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  On May 5, 2006, at a case management conference, the court granted the parties’ request to move the trial date to March 26, 2007. For more information about the litigation, see Note 9 to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K.

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

The following risk factors update and supersede the corresponding risk factors that were included in our Annual Report on Form 10-K.

Our revenues are influenced by general economic cycles.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition. For example, the price of oil has fluctuated dramatically in the past and has risen substantially in 2006. A continual rise in oil prices could adversely affect consumer spending and demand for our products and also increase our operating costs, both of which could adversely affect our business and financial condition.

During the past 24 months, we have experienced significant management turnover. The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business. In the past 24 months, we have had several changes in our senior management, including two chief financial officers, a new general counsel and new leaders of our global sourcing organization and our U.S. Dockers® business. In addition, the position of president of our European business has been vacant since February 2006 and we are conducting a search for a replacement. In July 2006, we announced that our president and chief executive officer intends to retire at the end of 2006 and that our board of directors intends in the near term to reaffirm our CEO succession plan and discuss the timing of naming his replacement. To the extent our new chief executive officer is promoted from within the company, we will also need to fill the vacated position. Turnover among our senior management could have a material adverse effect on our ability to implement our strategies and on our results of operations. Our ability to attract and retain qualified employees is also adversely affected by the San Francisco location of our headquarters due to the high cost of living in the San Francisco area.

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

On July 6, 2006, we announced that our president and chief executive officer, Philip A. Marineau, intends to retire at the end of fiscal 2006. We entered into an agreement with Mr. Marineau confirming various retirement-related arrangements. The agreement provides that:

•	Mr. Marineau’s existing employment agreement will continue in effect until the completion of his service and, together with the applicable plans, will govern the terms of his post-retirement benefits under our pension, post-employment health care and executive deferred compensation plans.

•	Effective upon Mr. Marineau’s retirement on November 26, 2006, he will become fully vested in his existing awards under our 2005 Management Incentive Plan, 2006 Annual Incentive Plan and Senior Executive Long-Term Incentive Plan.

•	If our board of directors adopts a new senior management incentive compensation plan that is currently under consideration, Mr. Marineau will be granted an award under that plan, as described in the agreement.

•	Mr. Marineau will also become entitled to receive by January 15, 2007 a payment of $7,750,000 in recognition of his service through November 26, 2006.

Mr. Marineau will also retire from his position as a member of our board of directors as of the end of fiscal 2006.

On July 6, 2006, we announced the promotion of R. John Anderson, 54, currently Senior Vice President of Levi Strauss & Co. and President of Levi Strauss Asia Pacific and Global Sourcing, to the position of Executive Vice President and Chief Operating Officer of Levi Strauss & Co., effective July 6, 2006. Mr. Anderson, who has led our Asia Pacific division since 1998 and our global supply chain organization since March 2004, joined us in 1979. He served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. Mr. Anderson has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi’s brand in 1995. Mr. Anderson also served as interim president of Levi Strauss Europe from September 2003 to February 2004.

Item 6.	EXHIBITS

4.1	Indenture, dated as of March 17, 2006, between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.2	Registration Rights Agreement, dated as of March 17, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the $350.0 million of 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.3	Registration Rights Agreement, dated as of March 11, 2005, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the €100.0 million of Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.

4.4	Form of Purchase Agreement, dated March 10, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited in respect of private placement of 8.875% Senior Notes due 2016 and Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 13, 2006.
10.1	First Amended and Restated Credit Agreement, dated May 18, 2006, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent and Sole Syndication Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.2	First Amended and Restated Pledge and Security Agreement, dated May 18, 2006, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.3	Letter Agreement, dated as of July 5, 2006, between Levi Strauss & Co. and Philip A. Marineau. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & CO.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: July 11, 2006

EXHIBITS INDEX

4.1	Indenture, dated as of March 17, 2006, between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.2	Registration Rights Agreement, dated as of March 17, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the $350.0 million of 8.875% Senior Notes due 2016. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.3	Registration Rights Agreement, dated as of March 11, 2005, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited, as representatives of the initial purchasers, in relation to the €100.0 million of Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 17, 2006.
4.4	Form of Purchase Agreement, dated March 10, 2006, between Levi Strauss & Co. and Banc of America Securities LLC, Citigroup Global Markets Inc., Banc of America Securities Limited and Citigroup Global Markets Limited in respect of private placement of 8.875% Senior Notes due 2016 and Euro denominated 8.625% Senior Notes due 2013. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on March 13, 2006.
10.1	First Amended and Restated Credit Agreement, dated May 18, 2006, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent and Sole Syndication Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.2	First Amended and Restated Pledge and Security Agreement, dated May 18, 2006, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.3	Letter Agreement, dated as of July 5, 2006, between Levi Strauss & Co. and Philip A. Marineau. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.