Form 10-Q
period 2006-08-27
LEVI STRAUSS & CO
filed 2006-10-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 27, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer “in Rule 12b-2 of the Exchange Act. (Check one):
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

Common Stock $.01 par value — 37,278,238 shares outstanding on October 4, 2006

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 27,	November 27,
	2006	2005
	(Dollars in thousands) (Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$341,963	$239,584
Restricted cash	1,390	2,957
Trade receivables, net of allowance for doubtful accounts of $21,980 and $26,550	535,990	626,866
Inventories:
Raw materials	13,716	16,431
Work-in-process	11,715	16,908
Finished goods	549,651	506,902

Total inventories	575,082	540,241
Deferred tax assets, net of valuation allowance of $44,040 and $42,890	90,821	94,137
Other current assets	105,079	66,902

Total current assets	1,650,325	1,570,687
Property, plant and equipment, net of accumulated depreciation of $525,560 and $471,545	381,436	380,186
Goodwill	203,630	202,250
Other intangible assets, net of accumulated amortization of $1,531 and $1,081	48,627	45,715
Non-current deferred tax assets, net of valuation allowance of $306,131 and $260,383	529,070	499,647
Other assets	84,510	115,163

Total assets	$2,897,598	$2,813,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$85,985	$95,797
Current maturities of capital leases	1,582	1,510
Accounts payable	245,092	235,450
Restructuring liabilities	13,046	14,594
Accrued liabilities	160,768	187,145
Accrued salaries, wages and employee benefits	258,490	277,007
Accrued interest payable	55,323	61,996
Accrued taxes	104,211	39,814

Total current liabilities	924,497	913,313
Long-term debt, less current maturities	2,246,211	2,230,902
Long-term capital leases, less current maturities	3,358	4,077
Postretirement medical benefits	391,021	458,229
Pension liability	191,057	195,939
Long-term employee related benefits	133,936	156,327
Long-term tax liabilities	20,352	17,396
Other long-term liabilities	45,821	41,659
Minority interest	16,510	17,891

Total liabilities	3,972,763	4,035,733

Commitments and contingencies (Note 7)
Temporary equity (Note 11)
Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	89,696	88,808
Accumulated deficit	(1,055,196)	(1,198,481)
Accumulated other comprehensive loss	(110,038)	(112,785)

Stockholders’ deficit	(1,075,165)	(1,222,085)

Total liabilities and stockholders’ deficit	$2,897,598	$2,813,648

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2006	2005	2006	2005
	(Dollars in thousands)
	(Unaudited)

Net sales	$1,003,379	$1,018,816	$2,880,231	$2,968,358
Licensing revenue	19,340	17,705	55,454	49,068

Net revenues	1,022,719	1,036,521	2,935,685	3,017,426
Cost of goods sold	555,592	564,870	1,573,185	1,590,328

Gross profit	467,127	471,651	1,362,500	1,427,098
Selling, general and administrative expenses	306,532	327,466	905,962	945,868
Restructuring charges, net of reversals	2,615	5,022	13,064	13,436

Operating income	157,980	139,163	443,474	467,794
Interest expense	60,216	63,918	188,304	198,625
Loss on early extinguishment of debt	—	39	32,958	66,064
Other income, net	(9,524)	(2,805)	(14,101)	(7,358)

Income before income taxes	107,288	78,011	236,313	210,463
Income tax expense	58,019	39,765	93,028	98,131

Net income	$49,269	$38,246	$143,285	$112,332

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 27,	August 28,
	2006	2005
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$143,285	$112,332
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	46,765	44,608
Gain on disposal of assets	(1,127)	(5,788)
Unrealized foreign exchange gains	(14,109)	(3,922)
Postretirement benefit plan curtailment gain	(29,041)	—
Write-off of unamortized costs associated with early extinguishment of debt	16,051	12,473
Amortization of deferred debt issuance costs	6,765	9,098
Stock-based compensation	888	—
(Benefit) provision for doubtful accounts	(1,355)	8,042
Change in operating assets and liabilities:
Decrease in trade receivables	93,743	52,443
Increase in inventories	(34,461)	(107,300)
Increase in other current assets	(18,223)	(13,701)
(Increase) decrease in other non-current assets	(26,839)	3,743
Decrease in accounts payable and accrued liabilities	(10,639)	(130,852)
Increase in income tax liabilities	65,869	43,075
Increase (decrease) in restructuring liabilities	142	(19,587)
Decrease in accrued salaries, wages and employee benefits	(37,436)	(64,956)
Decrease in long-term employee related benefits	(27,600)	(37,122)
Increase (decrease) in other long-term liabilities	435	(902)
Other, net	(1,616)	(366)

Net cash provided by (used for) operating activities	171,497	(98,682)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(41,090)	(22,005)
Proceeds from sale of property, plant and equipment	1,910	11,163
Acquisition of retail stores	(1,373)	—
Acquisition of Turkey minority interest	—	(3,835)
Cash outflow from net investment hedges	—	2,163

Net cash used for investing activities	(40,553)	(12,514)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	475,690	1,031,255
Repayments of long-term debt	(492,269)	(979,112)
Net decrease in short-term borrowings	(2,991)	(4,240)
Debt issuance costs	(12,168)	(24,552)
Increase (decrease) in restricted cash	1,653	(1,067)

Net cash (used for) provided by financing activities	(30,085)	22,284

Effect of exchange rate changes on cash	1,520	(491)

Net increase (decrease) in cash and cash equivalents	102,379	(89,403)
Beginning cash and cash equivalents	239,584	299,596

Ending cash and cash equivalents	$341,963	$210,193

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$179,721	$201,092
Income taxes	66,892	74,137
Restructuring initiatives	13,289	34,924

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Levi Strauss & Co. and its foreign and domestic subsidiaries (the “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 27, 2005, included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 14, 2006.

The unaudited consolidated financial statements include the accounts of Levi Strauss & Co. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 27, 2006, may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2006.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2006 fiscal year consists of 52 weeks ending November 26, 2006. Each quarter of fiscal year 2006 consists of 13 weeks. The 2005 fiscal year consisted of 52 weeks ended November 27, 2005, with all four quarters consisting of 13 weeks.

Presentation of Licensing Revenue

Royalties earned from the use of the Company’s trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees have been classified as “Licensing revenue” in the consolidated statements of income for the three and nine months ended August 27, 2006. In prior years such amounts were previously presented below “Gross profit” as “Other operating income.” Such amounts have been reclassified to conform to the current presentation. The Company made the change in presentation primarily because of the increased contribution of licensing arrangements to the Company’s consolidated operating income, and management has identified potential expansion of the licensing programs as one of the Company’s business strategies going forward. The Company has entered into a number of new licensing arrangements in recent years, and the related income generated from such arrangements has increased, from $44.0 million for 2003 to $73.9 million for 2005. The Company enters into licensing agreements that generally have terms of at least one year. Licensing revenues are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements. Costs relating to the Company’s licensing business are included in “Selling, general and administrative expenses” in the consolidated statements of income. Such costs are insignificant.

Restricted Cash

Restricted cash as of August 27, 2006, and November 27, 2005, was approximately $1.4 million and $3.0 million, respectively, and primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations.

Pension and Postretirement Benefits

As a result of the planned closure of the Little Rock, Arkansas distribution center and the related elimination of the jobs of approximately 315 employees, the Company remeasured certain pension and postretirement benefit obligations as of May 28, 2006. The remeasurement included an update to actuarial assumptions made at the end of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

the prior fiscal year. Benefit expense related to these plans reflects the revised assumptions. See Note 10 for more information.

Stock-Based Compensation

The Company has incentive plans which reward certain employees with cash or equity based on changes in the value of the Company’s common stock. Prior to May 29, 2006, the Company applied the intrinsic value method of accounting for stock-based compensation as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). On May 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the four related FASB Staff Positions and the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which collectively replace SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersede APB 25 and FIN 28. See Note 11 for more information.

Loss on Early Extinguishment of Debt

For the nine months ended August 27, 2006, the Company recorded losses of $33.0 million on early extinguishment of debt as a result of its debt refinancing activities during the second quarter of 2006. During the nine months ended August 28, 2005, the Company recorded losses of $66.1 million. The loss in the nine months ended August 27, 2006 was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs. Such costs were incurred in conjunction with the Company’s prepayment in March 2006 of the remaining balance of its term loan of approximately $488.8 million, and the amendment in May 2006 of the Company’s revolving credit facility. The loss in the nine months ended August 28, 2005, was comprised of tender offer premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. Such costs were incurred in conjunction with the Company’s completion in January 2005 of a tender offer to repurchase $372.1 million of its $450.0 million principal amount 2006 senior unsecured notes, and completion in March and April 2005 of the tender offers and redemptions of all of its outstanding $380.0 million and €125.0 million 2008 senior unsecured notes. See Note 5 for more information.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

Fourth Quarter of Fiscal 2006

•	In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” (“FIN 47”), which clarifies that a liability must be recognized for the fair value of a conditional asset retirement obligation when it is incurred if the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently in the process of assessing the impact the adoption of FIN 47 will have on its financial statements.

•	In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company is currently in the process of assessing the impact the adoption of SAB 108 will have on its financial statements.

First Quarter of Fiscal 2007

•	In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation to be carried at fair value, with changes in fair value recognized in earnings. The election can be made on an instrument-by-instrument basis. In addition, SFAS 155 provides that beneficial interests in securitized financial assets be analyzed to determine if they are freestanding or contain an embedded derivative. SFAS 155 applies to all financial instruments acquired, issued or subject to a remeasurement event after adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not believe the adoption of SFAS 155 will have a significant effect on its financial statements.

•	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not believe the adoption of SFAS 156 will have a significant effect on its financial statements.

Second Quarter of Fiscal 2007

•	In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of EITF 06-3 will have on its financial statements.

Fourth Quarter of Fiscal 2007

•	In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company is currently in the process of assessing the impact the adoption of SFAS 158 will have on its financial statements.

First Quarter of Fiscal 2008

•	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its financial statements.

•	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

NOTE 2:	RESTRUCTURING LIABILITIES

Summary

The following describes the reorganization initiatives associated with the Company’s restructuring liabilities as of August 27, 2006, including facility closures and organizational changes. “Severance and employee benefits” relate to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relate to lease loss liability and facility closure costs. “Reductions” consist of payments for severance, employee benefits, other restructuring costs and the effect of foreign exchange differences. “Reversals” include revisions of estimates related to severance, employee benefits and other restructuring costs.

For the three and nine months ended August 27, 2006, the Company recognized restructuring charges, net of reversals, of $2.6 million and $13.1 million, respectively. Restructuring charges for these periods relate primarily to current period activities associated with the planned closure of the Company’s distribution center in Little Rock, Arkansas and the 2006 reorganization of its Nordic operations, each described below. For the three and nine months

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

ended August 28, 2005, the Company recognized restructuring charges, net of reversals, of $5.0 million and $13.4 million, respectively. Restructuring charges for these periods relate primarily to additional severance and benefit expenses and lease liability costs related to the 2004 U.S. and European organizational changes described below. The Company expects to utilize a substantial portion of the restructuring liabilities over the next 12 months. The non-current portion of restructuring liabilities at August 27, 2006, primarily relates to lease costs, net of estimated sub-lease income, associated with exited facilities, and is included in “Other long-term liabilities” on the Company’s consolidated balance sheets.

The following table summarizes the activity for the nine months ended August 27, 2006, and the restructuring liabilities balance as of November 27, 2005, and August 27, 2006, associated with the Company’s reorganization initiatives:

	Restructuring
	Liabilities				Liabilities	Cumulative
	November 27,				August 27,	Charges
	2005	Charges	Reductions	Reversals	2006	to Date
	(Dollars in thousands)

2006 reorganization initiatives:(1)
Severance and employee benefits	$—	$10,159	$(1,773)	$(180)	$8,206	$9,979
Other restructuring costs	—	1,250	(1,155)	—	95	1,250
Prior reorganization initiatives:(2)
Severance and employee benefits	5,412	1,608	(4,306)	(385)	2,329	172,471
Other restructuring costs	17,243	2,213	(5,200)	(1,601)	12,655	51,869

Total	$22,655	$15,230	$(12,434)	$(2,166)	$23,285	$235,569

Current portion of restructuring liabilities	$14,594				$13,046
Non-current portion of restructuring liabilities	8,061				10,239

Total	$22,655				$23,285

(1)	During the second quarter of fiscal 2006, the Company announced its intent to close its distribution center in Little Rock, Arkansas. The Company had initially anticipated that the closure would take place before the end of fiscal 2006; however, during the third quarter of fiscal 2006, the Company decided to extend the closure until early fiscal 2007. The planned closure will result in the elimination of the jobs of approximately 315 employees; 186 jobs have been eliminated as of August 27, 2006. The Company expects to eliminate the remaining jobs in the fourth quarter of 2006 and early 2007.

During the first quarter of fiscal 2006, the Company announced that it was consolidating its Nordic operations into its European headquarters in Brussels, which will result in the elimination of the jobs of approximately 40 employees; 22 jobs have been eliminated as of August 27, 2006. The Company expects to eliminate the remaining jobs in the fourth quarter of 2006 and throughout 2007.

Current year charges primarily represent the estimated severance that will be payable to the terminated employees in respect of both 2006 reorganization initiatives. The Company estimates that it will incur additional restructuring charges of approximately $3.2 million related to these actions, principally in the form of additional severance and facility consolidation and closure costs, which will be recorded as they are incurred.

(2)	Prior reorganization initiatives include several organizational changes and plant closures in fiscal years 2002 through 2004, primarily in North America and Europe, which the Company has previously disclosed. Of the $15.0 million restructuring liability at August 27, 2006, $10.7 million and $3.5 million resulted from organizational changes in the U.S. and Europe, respectively, that commenced in fiscal 2004. The liability for the U.S. activities primarily consists of lease loss liabilities. The liability for the Europe activities consists of severance for terminated employees and lease loss liabilities.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

Current year reversals resulted primarily from the Company entering into subleases for portions of certain leased facilities on more favorable terms than were anticipated. The Company estimates that it will incur future additional restructuring charges of approximately $1.8 million related to these actions.

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $203.6 million and $202.3 million as of August 27, 2006, and November 27, 2005, respectively. The changes in the carrying amount of goodwill by business segment for the nine months ended August 27, 2006, were as follows:

	U.S. Levi’s®
	Brand	Europe	Total
	(Dollars in thousands)

Balance, November 27, 2005	$199,905	$2,345	$202,250
Acquired Goodwill	—	1,380	1,380

Balance, August 27, 2006	$199,905	$3,725	$203,630

During the nine months ended August 27, 2006, the Company’s subsidiary in the United Kingdom purchased one additional Levi’s® store and four factory outlets from one of its retail customers in the United Kingdom for approximately $1.2 million. The Company recorded approximately $1.1 million of additional goodwill in connection with this transaction.

Other intangible assets were as follows:

	August 27, 2006			November 27, 2005
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Amortized intangible assets:
Other intangible assets	$3,353	$(1,531)	$1,822	$2,599	$(1,081)	$1,518
Unamortized intangible assets:
Trademarks and other intangible assets	46,805	—	46,805	44,197	—	44,197

Total	$50,158	$(1,531)	$48,627	$46,796	$(1,081)	$45,715

Amortization expense for the three and nine months ended August 27, 2006, was $0.1 million and $0.4 million, respectively. Amortization expense for the three and nine months ended August 28, 2005, was $0.2 million and $0.6 million, respectively. Future amortization expense for the next five fiscal years with respect to the Company’s amortized intangible assets as of August 27, 2006, is estimated at approximately $0.3 million per year.

NOTE 4:	INCOME TAXES

The Company’s income tax provision for the three and nine months ended August 27, 2006, was approximately $58.0 million and $93.0 million, respectively. The effective income tax rates for the three and nine months ended August 27, 2006, were 54.1% and 39.4%, respectively. These tax rates differ from the Company’s estimated annual effective income tax rate for 2006 of 42.8% described below due primarily to a discrete, non-cash tax benefit of approximately $31.5 million recognized in the second quarter of 2006. The benefit arose from a modification by the Company of the ownership structure of certain of its foreign subsidiaries. The modification resulted in a $31.5 million increase in the Company’s net non-current deferred tax asset due to a reduction in the overall residual U.S. and foreign tax expected to be imposed upon a repatriation of the Company’s unremitted foreign earnings. The Company took the action following elimination of certain restrictions on the ability of the Company to change the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

ownership structure of its foreign subsidiaries as a result of prepayment by the Company of its term loan in March 2006 and amendment and restatement of its revolving credit facility in May 2006. See Note 5 for more information about the term loan and revolving credit facility actions.

The Company’s income tax provision for the three and nine months ended August 28, 2005, was approximately $39.8 million and $98.1 million, respectively. The effective income tax rates for the three and nine months ended August 28, 2005, were 51.0% and 46.6%, respectively.

Estimated Annual Effective Income Tax Rate.  The estimated annual effective income tax rate for the full year 2006 and 2005 differs from the U.S. federal statutory income tax rate of 35.0% as follows:

	Fiscal Year	Fiscal Year
	2006(1)	2005(2)

Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	1.3	1.1
Impact of foreign operations	6.8	13.5
Reassessment of reserves due to change in estimates	(0.5)	(2.0)
Other, including non-deductible expenses	0.2	0.8

	42.8%	48.4%

(1)	Estimated annual effective income tax rate for fiscal year 2006.

(2)	Projected annual effective income tax rate used for the nine months ended August 28, 2005.

The “State income taxes, net of U.S. federal impact” item primarily reflects the current state income tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a full valuation allowance against state net operating loss carryforwards. The impact of state taxes on the Company’s estimated annual effective tax rate increased from the prior year as a result of projected income in excess of net operating loss carryforwards in certain states in 2006.

The “Impact of foreign operations” item reflects changes in the residual U.S. tax on unremitted foreign earnings as calculated with the Company’s expectation that certain related foreign tax credit carryforwards will expire for U.S. federal income tax purposes. In addition, this item includes the impact of foreign income and losses incurred in jurisdictions with tax rates that are different from the U.S. federal statutory rate. The impact of this item on the Company’s 2006 estimated annual effective tax rate has decreased as compared to 2005 primarily due to a $31.5 million benefit recorded in the second quarter of 2006, described more fully above.

The “Reassessment of reserves due to change in estimates” item relates primarily to changes in the Company’s estimate of its contingent tax liabilities. For 2006, the 0.5 percentage point favorable impact of this item on the Company’s estimated annual effective tax rate relates primarily to a tax benefit of $6.0 million due to the release of certain state and foreign reserves resulting from favorable court rulings and audit settlements, partially offset by additional tax expense resulting from an increase in other contingent tax liabilities of approximately $4.4 million. For 2005, the 2.0 percentage point favorable impact of this item on the Company’s estimated annual effective tax rate relates primarily to the reversal of approximately $10.7 million of previous years’ tax liabilities, resulting primarily from an agreement reached with the Internal Revenue Service (“IRS”) in 2005 closing tax years 1986-1999, partially offset by additional estimated interest on contingent tax liabilities for the 2005 fiscal year of approximately $5.4 million.

The “Other, including non-deductible expenses” item relates primarily to items that are expensed for determining book income but that will not be deductible in determining U.S. federal taxable income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

Balance Sheet Presentation.  The $45.7 million increase in the non-current valuation allowance in fiscal 2006 primarily relates to an increase in the related gross deferred tax asset for foreign tax credit carryforwards attributable to a decision to credit, rather than deduct, foreign taxes on the Company’s U.S. federal income tax return. There was no net impact on the Company’s consolidated statements of income.

Examination of Tax Returns.  During the nine-month period ended August 27, 2006, the IRS continued its examination of the Company’s 2000-2002 U.S. federal corporate income tax returns. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The IRS has not yet begun an examination of the Company’s 2003-2005 U.S. federal corporate income tax returns. The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. The Company believes that its tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at August 27, 2006. However, it is reasonably possible the Company may also incur additional income tax liabilities related to prior years. The Company estimates this additional potential exposure to be approximately $12.7 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods. This $12.7 million amount has not been accrued because it currently does not meet the recognition criteria for liabilities under generally accepted accounting principles in the U.S.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

NOTE 5:	LONG-TERM DEBT

Long-term debt is summarized below:

	August 27,	November 27,
	2006	2005
	(Dollars in thousands)

Long-term debt
Secured:
Term loan	$—	$491,250
Revolving credit facility	—	—
Notes payable, at various rates	114	133

Subtotal	114	491,383

Unsecured:
Notes:
7.00% senior notes due 2006	77,843	77,782
12.25% senior notes due 2012	572,136	571,924
Floating rate senior notes due 2012	380,000	380,000
8.625% Euro senior notes due 2013	323,320	176,280
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	—
4.25% Yen-denominated Eurobond due 2016	170,641	167,588

Subtotal	2,323,940	1,823,574
Current maturities	(77,843)	(84,055)

Total long-term debt	$2,246,211	$2,230,902

Short-term debt
Short-term borrowings	$8,142	$11,742
Current maturities of long-term debt	77,843	84,055

Total short-term debt	$85,985	$95,797

Total long-term and short-term debt	$2,332,196	$2,326,699

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

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

Amendment to Revolving Credit Facility

On May 18, 2006, the Company amended and restated its revolving credit facility. The following is a summary description of the material terms of the amendment:

•	The term of the facility was extended through September 23, 2011.

•	The maximum availability under the facility was reduced from $650.0 million to $550.0 million.

•	The interest rate payable in respect of both base rate loans and LIBOR rate loans was modified by amending the margin above the base rate or the LIBOR rate (as applicable) which is payable. The margin above the base rate that is payable in respect of base rate loans changed from a fixed margin of 0.50% to a floating margin based on availability under the facility that will not exceed 0.50%. The margin above LIBOR that is payable in respect of LIBOR rate loans was reduced from a fixed margin of 2.75% to a floating margin (which will not exceed 2.00%) based on availability under the facility.

•	The Company is required to maintain a reserve against availability or deposit cash or certain investment securities in secured accounts with the administrative agent in the amount of $75.0 million at all times. A failure to do so will result in a block on availability under the facility but will not result in a default.

•	For any period during which excess availability under the facility is at least $25.0 million, the debt, liens, investments, dispositions, restricted payments and debt prepayment covenants will be either fully or partially suspended. The Company is currently in a covenant suspension period.

•	The Company’s debt, liens, investments, dispositions, restricted payments and debt prepayment covenants were modified to grant the Company greater flexibility.

•	The Company is no longer subject at any time to any financial maintenance covenants.

•	The facility is no longer secured by the capital stock of any of the Company’s foreign subsidiaries.

The Company wrote off approximately $0.8 million of unamortized debt issuance costs related to the reduction in the maximum availability under the facility.

Reservation of Availability Under Revolving Credit Facility.  In 1996, the Company issued $450.0 million in aggregate principal amount of its 2006 notes. In January 2005, pursuant to a tender offer, the Company repurchased $372.1 million in aggregate principal amount of these notes. The Company’s revolving credit facility contained a covenant that required it, as a condition to prepaying the term loan, to fully repay, redeem, repurchase, or defease the remaining $77.9 million aggregate principal amount of 2006 notes. Alternatively, the Company could also have satisfied this covenant by reserving cash or availability under the revolving credit facility sufficient to repay the 2006 notes so long as it still had at least $150.0 million of borrowing availability under the revolving credit facility. On March 16, 2006, the Company complied with this covenant as a condition to prepaying the term loan by reserving borrowing availability of $77.9 million in accordance with the requirements of the revolving credit facility.

Additional Issuance of Euro Senior Notes due 2013 and Issuance of 8.875% Senior Notes due 2016

Additional Euro Senior Notes Due 2013.  On March 17, 2006, the Company issued an additional €100.0 million in Euro senior notes due 2013 to qualified institutional buyers. These notes have the same terms and are part of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

the same series as the €150.0 million aggregate principal amount of Euro-denominated 8.625% senior notes due 2013 the Company issued in March 2005. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 8-year notes maturing on April 1, 2013 and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2006. Starting on April 1, 2009, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2008, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the notes (including additional notes) with the proceeds of one or more public equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at a premium of 3.5%, or approximately $4.2 million, which original issuance premium will be amortized over the term of the notes. Costs representing underwriting fees and other expenses of approximately $2.8 million are being amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes, 2015 notes and 2016 notes.

Exchange Offer.  In July 2006, after a required exchange offer, €100.7 million of the remaining €102.0 million unregistered 2013 Euro notes (which includes €2.0 million of unregistered 2013 Euro notes from the March 2005 offering) were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act of 1933 (the “Securities Act”).

Senior Notes due 2016.  On March 17, 2006, the Company issued $350.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on April 1, 2016 and bear interest at 8.875% per annum, payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2006. The Company may redeem these notes, in whole or in part, at any time prior to April 1, 2011, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption and a “make-whole” premium. Starting on April 1, 2011, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2009, the Company may redeem up to and including 35% of the original aggregate principal amount of the notes (including additional notes, if any) with the proceeds of one or more public equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of approximately $8.0 million are being amortized over the term of the notes to interest expense.

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

Exchange Offer.  In July 2006, after a required exchange offer, all of the 2016 notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

Use of Proceeds — Prepayment of Term Loan.  As discussed above, in March 2006, the Company used the proceeds of the additional 2013 Euro notes and the 2016 notes plus cash on hand to prepay the remaining balance of the term loan of approximately $488.8 million as of February 26, 2006.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

Other Debt Matters

Debt Issuance Costs.  The Company capitalizes debt issuance costs, which are included in “Other assets” in the Company’s consolidated balance sheets. These costs were amortized using the straight-line method of amortization for all debt issuances prior to 2005, which approximates the effective interest method. New debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs at August 27, 2006, and November 27, 2005, were $48.5 million and $59.2 million, respectively. Amortization of debt issuance costs, which is included in “Interest expense” in the Company’s consolidated statements of income, was $1.5 million and $3.0 million for the three months ended August 27, 2006, and August 28, 2005, respectively, and $6.8 million and $9.1 million for the nine months ended August 27, 2006, and August 28, 2005, respectively.

Accrued Interest.  At August 27, 2006, and November 27, 2005, accrued interest was $55.3 million and $62.0 million, respectively.

Principal Payments on Short-term and Long-term Debt

The table below sets forth, as of August 27, 2006, the Company’s required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter.

Principal
Payments as of
Fiscal year	August 27, 2006
(Dollars in thousands)

2006 (remaining three months)(1)	$85,985
2007	—
2008	—
2009	—
2010	—
Thereafter	2,246,211

Total	$2,332,196

(1)	Includes $77.9 million of the Company’s remaining 2006 notes that the Company plans to repay at maturity on November 1, 2006 using existing cash and cash equivalents. Also includes payments relating to short-term borrowings of approximately $8.1 million.

Short-term Credit Lines and Standby Letters of Credit

As of August 27, 2006, the Company’s total availability of $271.6 million under its revolving credit facility was reduced by $84.4 million of letters of credit and other credit usage allocated under the revolving credit facility, yielding a net availability of $187.2 million. Included in the $84.4 million of letters of credit and other credit usage at August 27, 2006, were $8.4 million of trade letters of credit, $2.9 million of other credit usage and $73.1 million of standby letters of credit, with various international banks, of which $52.2 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds. The Company pays fees on letters of credit and other credit usage, and borrowings against the letters of credit are subject to interest at various rates.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended August 27, 2006, and August 28, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 9.95% and 10.30%, respectively. The Company’s weighted average interest rate on average borrowings outstanding during the nine months ended August 27, 2006, and August 28, 2005, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.28% and 10.47%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

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

The carrying amount and estimated fair value — in each case including accrued interest — of the Company’s financial instrument assets (liabilities) at August 27, 2006, and November 27, 2005, are as follows:

	August 27, 2006		November 27, 2005
	Carrying	Estimated	Carrying	Estimated
	Value(1)	Fair Value(1)	Value(2)	Fair Value(2)
	(Dollars in thousands)

Debt Instruments:
U.S. dollar notes offerings	$(1,871,031)	$(1,961,700)	$(1,533,000)	$(1,618,160)
Euro notes	(334,628)	(344,152)	(178,735)	(179,176)
Yen-denominated Eurobond	(172,986)	(166,161)	(168,119)	(161,416)
Term loan	—	—	(496,510)	(510,757)
Short-term and other borrowings	(8,874)	(8,874)	(12,330)	(12,330)

Total	$(2,387,519)	$(2,480,887)	$(2,388,694)	$(2,481,839)

Foreign Exchange Contracts:
Forward contracts	$2,328	$2,328	$(874)	$(874)
Option contracts	(730)	(730)	1,250	1,250

Total	$1,598	$1,598	$376	$376

(1)	Includes accrued interest of $55.3 million.

(2)	Includes accrued interest of $62.0 million.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data. As such, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented herein are based on information available to the Company as of August 27, 2006, and November 27, 2005.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company has entered into U.S. dollar spot, forward and option contracts to manage its exposure to foreign currencies.

At August 27, 2006, the Company had U.S. dollar spot and forward currency contracts to buy $311.3 million and to sell $327.2 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through April 2007.

At August 27, 2006, the Company had bought U.S. dollar option contracts resulting in a net purchase of $85.2 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net purchase of $25.2 million against various foreign currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through September 2006.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.  There have been no material developments in this litigation since the Company filed its Quarterly Report on Form 10-Q for the period ended May 28, 2006. Based on the parties’ recent agreement to extend the discovery schedule, the Company expects a change in the scheduled trial date of March 2007. For more information about the litigation, see Note 9 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

Class Actions Securities Litigation.  There have been no material developments in this litigation since the Company filed its 2005 Annual Report on Form 10-K on February 14, 2006. For more information about the litigation, see Note 9 to the consolidated financial statements contained in such Form 10-K.

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

NOTE 8:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The global scope of the Company’s business operations exposes it to the risk of fluctuations in foreign currency markets. The Company’s exposure results from certain product sourcing activities, certain inter-company sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at its subsidiary level. The Company typically takes a long-term view of managing exposures, using forecasts to develop exposure positions and engaging in their active management.

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

As of August 27, 2006, and November 27, 2005, the Company had no foreign currency derivatives outstanding hedging the net investment in its foreign operations.

The Company designates its outstanding 2013 Euro senior notes as a net investment hedge. As of August 27, 2006, and November 27, 2005, an unrealized loss of $8.5 million and an unrealized gain of $13.0 million, respectively, related to the translation effects of the 2013 Euro senior notes were recorded in the “Accumulated other comprehensive loss” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets.

The Company designates a portion of its outstanding Yen-denominated Eurobond as a net investment hedge. As of August 27, 2006, and November 27, 2005, an unrealized gain of $1.4 million and an unrealized gain of $2.9 million, respectively, related to the translation effects of the Yen-denominated Eurobond were recorded in the “Accumulated other comprehensive loss” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets.

The table below provides an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in the “Accumulated other comprehensive loss” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets.

	At August 27, 2006		At November 27, 2005
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)

Foreign exchange management
Net investment hedge gains (losses)
Derivative instruments	$4,637	$—	$4,637	$—
Euro senior notes	—	(8,520)	—	13,035
Yen-denominated Eurobond	—	1,434	—	2,900
Cumulative income taxes	(1,230)	2,690	(1,230)	(6,111)

	$3,407	$(4,396)	$3,407	$9,824

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other income, net” in the Company’s consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

	Three Months Ended				Nine Months Ended
	August 27, 2006		August 28, 2005		August 27, 2006		August 28, 2005
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)

Foreign exchange management losses (gains)	$8,772	$(4,929)	$(6,830)	$9,562	$11,800	$(1,222)	$(5,999)	$8,634

The table below gives an overview of the fair values of derivative instruments associated with the Company’s foreign exchange management activities that are reported as an asset (liability).

	August 27, 2006	November 27, 2005
	(Dollars in thousands)

Fair value of derivative instruments	$1,598	$376

NOTE 9:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net” in the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2006	2005	2006	2005
	(Dollars in thousands)

Foreign exchange management losses	$3,843	$2,732	$10,578	$2,635
Foreign currency transaction gains	(8,099)	(2,795)	(12,945)	(6,611)
Interest income	(4,346)	(1,601)	(11,360)	(5,804)
Minority interest — Levi Strauss Japan K.K.	90	(1,038)	1,313	1,169
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	—	—	—	1,309
Other	(1,012)	(103)	(1,687)	(56)

Total other income, net	$(9,524)	$(2,805)	$(14,101)	$(7,358)

(1)	On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from that entity was attributed to the Company.

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

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “Other income, net” in the Company’s consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains and losses are recorded in “Other income, net” in the Company’s consolidated statements of income

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

to reflect the difference between the spot rate effective at the settlement date and the historical rate at which the transaction was originally recorded or remeasured at the balance sheet date. Gains and losses arising from the remeasurement of the Company’s Yen-denominated Eurobond placement, to the extent that the indebtedness is not subject to a hedging relationship, are also included in foreign currency transaction gains.

The Company’s interest income primarily relates to investments in certificates of deposit, time deposits and commercial paper with original maturities of three months or less. For the three months ended August 27, 2006, the increase in interest income resulted from higher average investment balances and an increase in interest rates. For the nine months ended August 27, 2006, the increase in interest income resulted from an increase in interest rates.

NOTE 10:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and postretirement benefit plans for the three and nine months ended August 27, 2006, and August 28, 2005:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 27,	August 28,	August 27,	August 28,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$1,871	$2,060	$177	$275
Interest cost	14,358	13,657	3,192	4,530
Expected return on plan assets	(13,248)	(13,234)	—	—
Amortization of prior service cost (gain)	381	465	(13,165)	(14,389)
Amortization of transition asset	155	100	—	—
Amortization of actuarial loss	1,424	1,265	1,373	4,531
Curtailment loss (gain)(1)	5,391	—	(29,041)	—

Net periodic benefit cost (income)	$10,332	$4,313	$(37,464)	$(5,053)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$5,760	$6,324	$591	$824
Interest cost	42,462	41,177	9,218	13,590
Expected return on plan assets	(39,702)	(39,818)	—	—
Amortization of prior service cost (gain)	1,200	1,395	(41,943)	(43,167)
Amortization of transition asset	455	314	—	—
Amortization of actuarial loss	5,394	3,785	4,715	13,596
Curtailment loss (gain)(1)	7,317	—	(29,041)	—
Special termination benefit(2)	1,027	—	500	—
Net settlement loss(3)	2,590	—	—	—

Net periodic benefit cost (income)	$26,503	$13,177	$(55,960)	$(15,157)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

(1)	Pension benefit curtailment loss for both the three and nine months ended August 27, 2006 includes a $5.4 million curtailment charge in respect of the supplemental executive retirement plan as a result of the pending retirement of the Company’s president and chief executive officer, Philip A. Marineau. For the nine months, pension benefit curtailment loss also includes $1.8 million for correction of an error in the actuarial calculation of the curtailment in the third quarter of 2004 associated with the 2003 closure of three Canadian facilities.

Postretirement benefit curtailment gain for both the three and nine months ended August 27, 2006, relates to the impact in the third quarter of fiscal 2006 of job reductions in connection with the planned facility closure in Little Rock, Arkansas.

(2)	Consists of additional expenses associated with special termination benefits offered to certain qualifying participants affected by the planned Little Rock facility closure.

(3)	Consists of net loss from the settlement of liabilities of certain participants in the Company’s hourly pension plan in Canada as a result of prior plant closures.

As a result of the planned Little Rock facility closure, the Company remeasured certain pension and postretirement benefit obligations as of May 27, 2006, which included an update to actuarial assumptions made at the end of the prior fiscal year. Net periodic benefit cost (income) related to these plans for the remainder of the fiscal year will reflect the revised assumptions. The revised actuarial assumptions included a change in the discount rate for both pension and postretirement benefit obligations from 5.8% and 5.7% to 6.6% and 6.3%, respectively. The Company utilized a bond pricing model that was tailored to the attributes of the Company’s pension and postretirement plans to determine the appropriate discount rate. Of the estimated total $60 million curtailment gain which is attributable to the accelerated recognition of prior plan changes, the Company recognized in the third quarter of fiscal 2006 approximately $29 million related to employees terminated through August 27, 2006. The remaining curtailment gain of approximately $31 million will be recognized when the remaining employees terminate. The Company expects to complete the facility closure in early fiscal 2007.

NOTE 11:	STOCK-BASED COMPENSATION

On May 29, 2006, the Company adopted SFAS 123R. While the Company was not required to adopt SFAS 123R until fiscal year 2007, the Company elected to adopt it before the required effective date. The Company has elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior period amounts have not been restated.

The amount of compensation cost for share-based payments is measured based on the fair market value on the grant date of the equity or liability instruments issued, based on the estimated number of awards that are expected to vest. No compensation cost is recognized for awards for which employees do not render the requisite service. Compensation cost for equity instruments is recognized on a straight-line basis over the period that an employee provides service for that award, which generally is the vesting period. Liability instruments must be revalued at each reporting period and compensation expense adjusted. Changes in the fair value of unvested liability instruments during the requisite service period will be recognized as compensation cost on a straight-line basis over that service period. Changes in the fair value of vested liability instruments after the service period will be recognized as an adjustment to compensation cost in the period of the change in fair value.

The Company has two share-based compensation plans, which are described below. Had the Company not early adopted SFAS 123R, no stock-based compensation expense would have been recorded in the accompanying consolidated financial statements. Due to the early adoption of SFAS 123R, for the three and nine months ended August 27, 2006, the Company’s income from continuing operations and income before income taxes were $1.9 million lower, and net income was $1.2 million lower, than if the Company had continued to account for share-based awards under APB 25. The total income tax benefit recognized in the income statement for share-based compensation plans was $0.7 million for the three and nine months ended August 27, 2006. The adoption of SFAS 123R did not have any impact on cash flows during any period presented in the accompanying consolidated financial statements, and there has been no impact to the consolidated financial statements of previously reported interim or annual periods. The cumulative effect on the Company’s consolidated statement of income at the date of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

adoption was not material. Due to the job function of the award recipients, the Company has included stock-based compensation cost in “Selling, general and administrative expenses” in the consolidated statements of income, and no compensation cost has been capitalized in the accompanying consolidated financial statements.

2006 Equity Incentive Plan

In July 2006, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2006 Equity Incentive Plan (“EIP”). Under the EIP, the Company may award various forms of equity compensation to employees, non-employee directors and consultants, including stock options, restricted stock, stock appreciation rights (“SARs”), and performance awards. The new plan is intended to focus and motivate the senior executive team to achieve sustained, long-term increases in shareholder value; reward participants in direct relationship with increases in shareholder value; and attract and retain executive talent in a highly-competitive industry. The aggregate number of common stock shares available for grant under the EIP is 418,175 shares, provided, however, that this number automatically adjusts upward to the extent necessary to satisfy the exercise of SARs granted on July 13, 2006.

Under the EIP, stock and performance awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the fair market value of the Company’s common stock on the date the award is granted. The Company’s common stock is not listed on any established stock exchange. Accordingly, as contemplated by the EIP, the stock’s fair market value is determined by the Board based upon an independent third-party valuation. Awards vest according to terms agreed to with each recipient. Unvested stock awards are subject to forfeiture upon termination of employment prior to vesting, but are subject in some cases to early vesting upon specified events, including certain corporate transactions as defined in the EIP. Some stock awards are payable in either shares of the Company’s common stock or cash at the discretion of the Board.

On July 13, 2006, the Board granted 1,318,310 SARs to a small group of the Company’s senior-most executives with a strike price of $42, which was determined to be the fair market value of the Company’s common stock at the grant date, based on a contemporaneous valuation obtained by the Company from an independent third-party and which reflected a discount for illiquidity of the shares. The vesting terms of the stock awards are approximately from two-and-a-half to three-and-a-half years, and have a maximum contractual life of six-and-a-half years. The Board did not make any other grants of SARs or any other stock or performance awards under the EIP, and as of August 27, 2006, there have been no cancellations or forfeitures.

Upon the exercise of a SAR, the participant will receive common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the strike price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised. In addition, prior to an initial public offering of the Company’s common stock, a participant (or estate or other beneficiary of a deceased participant) may require the Company to repurchase shares of the common stock held by the participant at then-current fair market value (a “put right”). Put rights may be exercised only with respect to shares of the Company’s common stock that have been held by a participant for at least six months following their issuance date, thus exposing the holder to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs are classified as equity awards, and are accounted for in stockholders’ deficit in the accompanying consolidated balance sheets.

Prior to an initial public offering, the Company also has the right to repurchase shares of its common stock held by a participant (or estate or other beneficiary of a deceased participant, or other permitted transferee) at then-current fair market value (a “call right”). Call rights run with an award and any shares of common stock acquired pursuant to the award. If the award or common stock is transferred to another person, that person is subject to the call right. As with the put rights, call rights may be exercised only with respect to shares of common stock that have been held by a participant for at least six months following their issuance date.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

The Company will not be obligated to repurchase its common stock, whether pursuant to a put right or a call right, in certain situations, such as if the repurchase would violate applicable law or the provisions of any agreement, including credit agreements or bond indentures, to which the Company is a party, or if the Company determines that the repurchase would be inadvisable in view of a pending or planned initial public offering, dividend, redemption or other distribution to its stockholders, or any change has occurred or has been threatened in its business condition, income, operations, liquidity, stock ownership, or prospects. Finally, prior to an initial public offering, the Company may require, as a condition to receipt of common stock under the EIP, that the recipient enter into certain agreements, including voting and transfer agreements, such as the stockholders’ agreement and voting trust agreement. More information about the EIP is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2006.

As of August 27, 2006, the SARs had no intrinsic value, as the fair market value of the Company’s common stock on that date was determined through a management assessment to be no greater than the strike price of the SARs. At such time that the SARs have an intrinsic value, the vested portion of the intrinsic value will be classified on the face of the balance sheet as “temporary equity,” a classification that falls between liabilities and stockholders’ deficit, in accordance with the provisions of SAB 107.

Determining the fair value of the Company’s stock requires making complex and subjective judgments. The Company has a policy under which it has historically obtained, and made available to its stockholders, an annual independent third-party valuation of its common stock. The Company uses this valuation for, among other things, making determinations under its share-based compensation plans. The valuation process includes comparison of the Company’s historical financial results and growth prospects with selected publicly-traded companies; and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. There is inherent uncertainty in making these estimates.

The fair value of the SARs granted was estimated on the date of grant using a Black-Scholes option valuation model using the weighted average assumptions noted in the following table.

Expected life (in years)	4.2
Expected volatility	30.7%
Risk-free interest rate	5.1%
Dividend yield	0.0%

Expected life: due to lack of historical experience, expected life was determined using the simplified method permitted by SAB 107.

Expected volatility: due to the fact that the Company’s common stock is not publicly traded, the computation of expected volatility was based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly traded entities, selected based on industry and financial attributes.

Risk-free interest rate: the risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards.

Dividend yield: The Company assumes no dividends.

The weighted-average grant-date fair value of the SARs granted during the three and nine months ended August 27, 2006, was $13.92. At August 27, 2006, the weighted-average remaining contractual term of the SARs was 5.9 years.

As of August 27, 2006, there was $12.3 million of total unrecognized compensation cost related to the nonvested SARs, which cost is expected to be recognized on a straight-line basis over a weighted-average period of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

3.0 years. No awards were vested or exercisable as of August 27, 2006, and accordingly, no awards have yet been settled in cash.

Senior Executive Long-Term Incentive Plan

In 2005, the Company established the Senior Executive Long-Term Incentive Plan (the “SELTIP”). The SELTIP was established to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the Board are eligible to participate in the SELTIP. Key elements of the plan include the following:

•	The SELTIP provides for the grant of units that vest over three years and are payable in cash.

•	The strike price at the beginning of each grant cycle, and the values used to determine appreciation and payouts, will be approved by the Board and will take into account an annual stock valuation obtained by the Company from an independent third-party. These values do not incorporate any discount related to the illiquid nature of the Company’s stock.

•	The plan includes a deferral arrangement. Award payouts in excess of a certain percentage may be subject to deferral with the final amount reflecting changes in the value of the shares during the deferral period.

•	Unvested units are subject to forfeiture upon termination of employment with cause, but are subject in some cases to early vesting upon specified events, including termination of employment without cause as defined in the SELTIP.

In March 2005, the Human Resources Committee of the Board approved target awards under the SELTIP. Prior to the Company’s adoption of SFAS 123R, compensation expense for these awards was not material because the estimated appreciation relative to the strike price was negligible. Under SFAS 123R, the SELTIP units are classified as liability instruments due to the fact that they are to be settled in cash.

In the accompanying consolidated balance sheets, the portion of the related liability expected to be settled in less than twelve months is reflected in “Accrued salaries, wages, and employee benefits,” and the portion expected to be settled in more than twelve months is reflected in “Long-term employee related benefits” liabilities.

The fair value of the SELTIP units is determined using the Black-Scholes option-pricing model. Assumptions used in the Black-Scholes model for valuation at August 27, 2006, were consistent with those disclosed for the EIP plan discussed above, with the exception of expected life. The weighted average expected life used in the model for the SELTIP units was 0.9 years, calculated based on the time remaining from the balance sheet date until the outstanding units vest.

A summary of unit activity under the SELTIP as of August 27, 2006, and changes during the nine months then ended is as follows:

		Weighted-
		Average Strike
	Units	Price

Outstanding at November 27, 2005	226,004	$54
Granted	—	—
Exercised	—	—
Forfeited	(29,500)	$54

Outstanding at August 27, 2006	196,504	$54

As of August 27, 2006, there was $0.5 million of total unrecognized compensation cost related to the nonvested SELTIP units, which cost is expected to be recognized on a straight-line basis over a weighted-average period of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

1.1 years. The compensation expense is likely to vary each quarter as the value of the units changes. No SELTIP units were vested or exercisable as of August 27, 2006, and accordingly, none have yet been settled in cash.

NOTE 12:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2006	2005	2006	2005
	(Dollars in thousands)

Net income	$49,269	$38,246	$143,285	$112,332

Other comprehensive (loss) income:
Net investment hedge gains (losses)(1)	2,940	2,866	(14,220)	11,794
Foreign currency translation (losses) gains(2)	(6,890)	(319)	1,859	(5,086)
Increase in unrealized gain on marketable securities	62	64	300	112
Decrease in additional minimum pension liability(3)	286	71	14,808	94

Total other comprehensive (loss) income	(3,602)	2,682	2,747	6,914

Total comprehensive income	$45,667	$40,928	$146,032	$119,246

(1)	The net investment hedge losses for the nine months ended August 27, 2006, reflect the unfavorable impact of foreign currency translation on the Euro notes due 2013, which includes the additional March 2006 issuance. See Notes 5 and 8 for more information.

(2)	The foreign currency translation losses for the three months ended August 27, 2006, reflect the unfavorable impact of foreign currency translation related to Yen-denominated balances. For the nine months ended August 27, 2006, foreign currency translation gains reflect the favorable impact of foreign currency translation on Euro-denominated balances.

(3)	For the nine months ended August 27, 2006, amounts primarily relate to remeasurement of certain pension obligations resulting from the planned facility closure in Little Rock, Arkansas. See Note 10 for more information.

The following is a summary of the components of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets, net of related income taxes:

	August 27,	November 27,
	2006	2005
	(Dollars in thousands)

Net investment hedge (losses) gains	$(989)	$13,231
Foreign currency translation losses	(29,234)	(31,093)
Unrealized gain on marketable securities	624	324
Additional minimum pension liability	(80,439)	(95,247)

Accumulated other comprehensive loss, net of income taxes	$(110,038)	$(112,785)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

NOTE 13:	BUSINESS SEGMENT INFORMATION

The Company’s North American region includes its U.S. commercial business units and its operations in Canada and Mexico. The Company’s business operations in the United States are organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signature® commercial business units. The Company’s operations outside North America are organized and managed through its Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia Pacific, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals. Corporate expense is comprised of restructuring charges, net of reversals and other corporate expenses, including corporate staff costs.

As of the beginning of fiscal 2006, the Company changed its measure of segment operating income to include depreciation expense for the assets managed by the respective reporting segments. Net revenues include net sales and revenues from the Company’s licensing arrangements. Prior year amounts have been restated to reflect this change.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

Business segment information for the Company was as follows:

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2006	2005	2006	2005
	(Dollars in thousands)

Net revenues:
U.S. Levi’s® brand	$345,071	$348,531	$874,118	$878,852
U.S. Dockers® brand	175,060	170,247	510,936	481,105
U.S. Levi Strauss Signature® brand	92,797	104,149	236,523	268,935
Canada and Mexico	48,866	46,570	140,524	132,993

Total North America	661,794	669,497	1,762,101	1,761,885
Europe	215,383	217,302	652,742	752,176
Asia Pacific	145,542	149,722	520,842	503,365

Consolidated net revenues	$1,022,719	$1,036,521	$2,935,685	$3,017,426

Operating income:
U.S. Levi’s® brand	$69,990	$75,228	$186,575	$196,860
U.S. Dockers® brand	31,254	33,522	94,260	95,906
U.S. Levi Strauss Signature® brand	11,581	10,676	22,380	19,607
Canada and Mexico	12,568	11,304	33,056	33,493

Total North America	125,393	130,730	336,271	345,866
Europe	50,192	44,133	150,001	177,867
Asia Pacific	23,012	26,612	107,615	110,779

Regional operating income	198,597	201,475	593,887	634,512
Corporate expense:
Restructuring charges, net of reversals	2,615	5,022	13,064	13,436
Postretirement benefit plan curtailment gain	(29,041)	—	(29,041)	—
Other corporate staff costs and expenses	67,043	57,290	166,390	153,282

Total corporate expense	40,617	62,312	150,413	166,718

Consolidated operating income	157,980	139,163	443,474	467,794
Interest expense	60,216	63,918	188,304	198,625
Loss on early extinguishment of debt	—	39	32,958	66,064
Other income, net	(9,524)	(2,805)	(14,101)	(7,358)

Income before income taxes	$107,288	$78,011	$236,313	$210,463

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

NOTE 14:	EXECUTIVE MANAGEMENT

On July 6, 2006, the Company announced that its president and chief executive officer, Philip A. Marineau, will retire at the end of fiscal 2006. The Company entered into an agreement with Mr. Marineau confirming various retirement-related arrangements, including his entitlement to receive by January 15, 2007 a payment of $7.75 million in recognition of his service through November 26, 2006, which the Company recorded as compensation expense in the third quarter of fiscal 2006. Mr. Marineau will also retire from his position as a member of the Company’s board of directors as of the end of fiscal 2006.

On July 17, 2006, the Company announced that R. John Anderson, executive vice president and chief operating officer, would become president and chief executive officer of the Company, effective upon Mr. Marineau’s pending retirement at the end of fiscal 2006. Mr. Anderson will at that time also become a member of the Company’s board of directors.

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

We derive approximately 45% of net revenues from operations outside the United States. Our products are available at over 55,000 retail locations worldwide. We market Levi’s® brand products in over 110 countries, Dockers® brand products in over 50 countries and Levi Strauss Signature® brand products in the United States and eleven other countries.

We distribute Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute Levi Strauss Signature® products primarily through mass channel retailers. We also distribute products through company-operated stores located in the United States, Europe and Asia.

Third Quarter and Year-To-Date 2006 Results

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three months ended					Nine months ended
				August 27,	August 28,				August 27,	August 28,
			%	2006	2005			%	2006	2005
	August 27,	August 28,	Increase	% of Net	% of Net	August 27,	August 28,	Increase	% of Net	% of Net
	2006	2005	(Decrease)	Revenues	Revenues	2006	2005	(Decrease)	Revenues	Revenues
	(Dollars in thousands)

Net sales	$1,003,379	$1,018,816	(1.5)%	98.1%	98.3%	$2,880,231	$2,968,358	(3.0)%	98.1%	98.4%
Licensing revenue	19,340	17,705	9.2%	1.9%	1.7%	55,454	49,068	13.0%	1.9%	1.6%

Net revenues	1,022,719	1,036,521	(1.3)%	100.0%	100.0%	2,935,685	3,017,426	(2.7)%	100.0%	100.0%
Cost of goods sold	555,592	564,870	(1.6)%	54.3%	54.5%	1,573,185	1,590,328	(1.1)%	53.6%	52.7%

Gross profit	467,127	471,651	(1.0)%	45.7%	45.5%	1,362,500	1,427,098	(4.5)%	46.4%	47.3%
Selling, general and administrative expenses	306,532	327,466	(6.4)%	30.0%	31.6%	905,962	945,868	(4.2)%	30.9%	31.3%
Restructuring charges, net of reversals	2,615	5,022	(47.9)%	0.3%	0.5%	13,064	13,436	(2.8)%	0.4%	0.4%

Operating income	157,980	139,163	13.5%	15.4%	13.4%	443,474	467,794	(5.2)%	15.1%	15.5%
Interest expense	60,216	63,918	(5.8)%	5.9%	6.2%	188,304	198,625	(5.2)%	6.4%	6.6%
Loss on early extinguishment of debt	—	39	(100.0)%	0.0%	0.0%	32,958	66,064	(50.1)%	1.1%	2.2%
Other income, net	(9,524)	(2,805)	239.5%	(0.9)%	(0.3)%	(14,101)	(7,358)	91.6%	(0.5)%	(0.2)%

Income before income taxes	107,288	78,011	37.5%	10.5%	7.5%	236,313	210,463	12.3%	8.0%	7.0%
Income tax expense	58,019	39,765	45.9%	5.7%	3.8%	93,028	98,131	(5.2)%	3.2%	3.3%

Net income	$49,269	$38,246	28.8%	4.8%	3.7%	$143,285	$112,332	27.6%	4.9%	3.7%

Our financial results for the three and nine months ended August 27, 2006, compared to the prior year periods, were as follows:

•	Consolidated net revenues decreased 1.3% and 2.7% on a reported basis and decreased 2.1% and 1.7% on a constant currency basis for the three and nine months ended August 27, 2006, respectively.

•	Consolidated net sales decreased 1.5% and 3.0% on a reported basis and decreased 2.3% and 1.9% on a constant currency basis for the three and nine months ended August 27, 2006, respectively. Net sales for our U.S. Levi’s® business were relatively stable for both periods as compared to the same periods in 2005. For the three-month period, the decline in net sales primarily related to our U.S. Levi Strauss Signature® business and our Asia Pacific business, due to substantial net sales declines in Japan, partially offset by the favorable translation impact of foreign currencies and a net sales increase in our U.S. Dockers® business. Europe’s net sales decrease of 5.5% on a constant currency basis for the three-month period reflected an improved sales trend as compared to the first half of 2006. The decline in net sales for the nine-month period was driven primarily by decreased net sales in our Europe and U.S. Levi Strauss Signature® businesses and the unfavorable translation impact of foreign currencies, partially offset by increased net sales in our U.S. Dockers® and Asia Pacific businesses.

•	We achieved a gross margin of 45.7% in the three months ended August 27, 2006, which was consistent with the prior year. Gross profit decreased for the three-month period primarily due to lower net revenues partially offset by the favorable translation impact of foreign currencies. Gross margin decreased 0.9 percentage points for the nine months, driven primarily by lower net revenues in our Europe business and a reduction in gross margin in certain businesses resulting from a change in product sales mix. Gross profit decreased for the nine-month period primarily due to lower net revenues in our Europe business and the unfavorable translation impact of foreign currencies, partially offset by higher net revenues in our Asia Pacific business.

•	The operating margin of 15.4% reflects an increase of 2.0 percentage points for the three months. Operating margin was relatively flat for the nine months. Operating income increased for the three months, which was primarily attributable to a $29.0 million postretirement benefit plan curtailment gain related to our planned facility closure in Little Rock, Arkansas, partially offset by $7.75 million in additional cash compensation and $5.4 million in non-cash pension costs related to the retirement of Mr. Marineau and higher selling costs largely attributable to our expansion of company-operated retail stores. Operating income decreased for the nine months primarily due to decreased operating income in Europe and the U.S. Levi’s® business, partially offset by the curtailment gain.

•	Net income increased for the three months primarily due to increased operating income resulting principally from the curtailment gain. Net income increased for the nine months primarily due to higher losses on early extinguishment of debt in 2005, a tax benefit recorded in the second quarter of 2006 related to a change in the ownership structure of certain foreign subsidiaries, the curtailment gain and lower interest expense, partially offset by lower gross profit.

Results for the nine-month period in 2006 reflect our continued focus on sustaining the profitability of the business, generating strong cash flows, and strengthening our brands by investing in our product offering, company-operated retail and outlet stores and retail customer relationships. Our key challenges and focus areas through the balance of the year include the Levi Strauss Signature® business in the U.S., continuing the positive sales trends in Europe and addressing retail inventory and other factors in our Japan business.

Levi Strauss Signature® brand in Europe

On September 14, 2006, we announced that we were proposing to stop selling the Levi Strauss Signature® brand in Europe after the Spring 2007 season due to limited expansion opportunities in the value channel in Europe. Our required consultation with the relevant works council is concluded and our decision to stop selling the brand is now final throughout the region. We have started redeployment discussions with employees affected by the decision. As such, we are not currently in a position to provide estimates of the restructuring charges, inventory exposures and related cash expenditures we may incur in connection with the decision. We do not, however, expect that the charges will constitute a material charge for us under generally accepted accounting principles in the U.S. or that the related cash expenditures will be material in amount.

This decision does not affect our Levi Strauss Signature® businesses in North America and Asia. Our Levi Strauss Signature® business in Europe represents less than 3% of our total Europe business.

Management Team

On July 6, 2006, we announced that our president and chief executive officer, Philip A. Marineau, will retire at the end of fiscal year 2006. On July 17, 2006, we announced that R. John Anderson, executive vice president and chief operating officer, would become president and chief executive officer of Levi Strauss & Co., effective upon Mr. Marineau’s retirement. Mr. Anderson will at that time also become a member of our board of directors. For more information about these changes, please see Note 14 to the consolidated financial statements.

Results of Operations for Three and Nine Months Ended August 27, 2006, as Compared to Same Periods in 2005

Basis of Presentation

Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2006 fiscal year consists of 52 weeks ending November 26, 2006. Each quarter of fiscal year 2006 consists of 13 weeks. The 2005 fiscal year consisted of 52 weeks ended November 27, 2005, with all four quarters consisting of 13 weeks.

Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of our products to our retail customers, including franchised stores, and direct sales to consumers who shop our company-operated stores. It includes allowances for estimated returns, discounts, and retailer promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks in connection with the manufacturing, advertising, and distribution of products by third-party licensees.

•	Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities as these costs vary with product volume.

•	Our selling costs include all occupancy costs associated with company-operated stores.

•	We reflect substantially all our distribution costs in “other” selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and other activities associated with our distribution network.

Consolidated net revenues

The following table presents net revenues by segment for the respective periods:

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 27,	August 28,	As	Constant	August 27,	August 28,	As	Constant
	2006	2005	Reported	Currency	2006	2005	Reported	Currency
	(Dollars in thousands)

Net revenues:
U.S. Levi’s® brand	$345,071	$348,531	(1.0)%	(1.0)%	$874,118	$878,852	(0.5)%	(0.5)%
U.S. Dockers® brand	175,060	170,247	2.8%	2.8%	510,936	481,105	6.2%	6.2%
U.S. Levi Strauss Signature® brand	92,797	104,149	(10.9)%	(10.9)%	236,523	268,935	(12.1)%	(12.1)%
Canada and Mexico	48,866	46,570	4.9%	2.4%	140,524	132,993	5.7%	1.4%

Total North America	661,794	669,497	(1.2)%	(1.3)%	1,762,101	1,761,885	0.0%	(0.3)%
Europe	215,383	217,302	(0.9)%	(5.2)%	652,742	752,176	(13.2)%	(10.2)%
Asia Pacific	145,542	149,722	(2.8)%	(0.9)%	520,842	503,365	3.5%	6.1%

Total net revenues	$1,022,719	$1,036,521	(1.3)%	(2.1)%	$2,935,685	$3,017,426	(2.7)%	(1.7)%

U.S. Levi’s® Brand.  The following table presents net sales and licensing revenue for the U.S. Levi’s® brand for the respective periods:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	% Increase	August 27,	August 28,	% Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)

Net sales	$340,754	$344,741	(1.2)%	$861,830	$868,400	(0.8)%
Licensing revenue	4,317	3,790	13.9%	12,288	10,452	17.6%

Total net revenues	$345,071	$348,531	(1.0)%	$874,118	$878,852	(0.5)%

Total net revenues in the U.S. Levi’s® brand for the three- and nine-month periods reflect the overall stability of the brand as compared to the prior year periods. The men’s business, the largest component of our U.S. Levi’s® brand, was stable as compared to prior year. For both periods, net revenue decreased slightly from prior year due to lower sales volume in women’s juniors products and higher sales allowances to support retailers’ activities. These decreases were generally offset by higher sales volume in other product lines and an increase in net sales due to opening additional company-operated Levi’s® retail stores.

Dockers® Brand.  The following table presents net sales and licensing revenue for the U.S. Dockers® brand for the respective periods:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	% Increase	August 27,	August 28,	% Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)

Net sales	$169,945	$162,796	4.4%	$494,563	$462,746	6.9%
Licensing revenue	5,115	7,451	(31.4)%	16,373	18,359	(10.8)%

Total net revenues	$175,060	$170,247	2.8%	$510,936	$481,105	6.2%

Total net revenues in the U.S. Dockers® brand for both periods increased from prior year due to growth in both our women’s and our men’s business across all product lines. Partially offsetting this net sales growth was a decrease in licensing revenue relating to the termination of a licensing agreement in the third quarter of 2005.

Levi Strauss Signature® Brand.  The following table presents net sales and licensing revenue for the U.S. Levi Strauss Signature® brand for the respective periods:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	% Increase	August 27,	August 28,	% Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)

Net sales	$91,806	$103,314	(11.1)%	$233,192	$266,368	(12.5)%
Licensing revenue	991	835	18.7%	3,331	2,567	29.8%

Total net revenues	$92,797	$104,149	(10.9)%	$236,523	$268,935	(12.1)%

Total net revenues in the U.S. Levi Strauss Signature® brand for both periods decreased due to lower sales to Wal-Mart Stores, Inc., primarily resulting from the retailer’s allocation of more retail space to its private label programs in the women’s business.

Canada and Mexico.  The following table presents net sales and licensing revenue in the Canada and Mexico region for the respective periods:

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 27,	August 28,	As	Constant	August 27,	August 28,	As	Constant
	2006	2005	Reported	Currency	2006	2005	Reported	Currency
	(Dollars in thousands)

Net sales	$48,174	$46,061	4.6%	2.0%	$138,744	$131,708	5.3%	1.0%
Licensing revenue	692	509	36.0%	36.0%	1,780	1,285	38.5%	38.5%

Total net revenues	$48,866	$46,570	4.9%	2.4%	$140,524	$132,993	5.7%	1.4%

Total net revenues in the Canada and Mexico region for both periods increased from prior year due primarily to growth in our Mexico business across all brands, partially offset by a decrease in net sales to mass channel retailers in Canada.

Europe.  The following table presents our net sales and licensing revenues in the Europe region for the respective periods:

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 27,	August 28,	As	Constant	August 27,	August 28,	As	Constant
	2006	2005	Reported	Currency	2006	2005	Reported	Currency
	(Dollars in thousands)

Net sales	$212,898	$215,223	(1.1)%	(5.5)%	$645,709	$745,842	(13.4)%	(10.4)%
Licensing revenue	2,485	2,079	19.5%	19.5%	7,033	6,334	11.0%	11.0%

Total net revenues	$215,383	$217,302	(0.9)%	(5.2)%	$652,742	$752,176	(13.2)%	(10.2)%

Total net revenues in the Europe region for both periods decreased as reported and on a constant currency basis. Changes in foreign currency exchange rates impacted net revenues favorably by approximately $9 million for the three months, and unfavorably by approximately $23 million for the nine months. The decrease in net revenues on a constant currency basis was across all brands, primarily driven by lower demand for our products and our exit from certain retailers, which was driven by a strategy to reposition the Levi’s® brand and Dockers® brand in Europe as premium brands. Partially offsetting these factors was an increase in net revenues derived from opening additional Levi’s® franchise stores and company-operated factory outlet stores in Europe. Our strategies to improve our business in Europe have resulted in improved sales trends in the third quarter as compared to the first half of fiscal 2006.

On September 14, 2006, we announced that we are proposing to stop selling the Levi Strauss Signature® brand in Europe after the Spring 2007 season due to limited expansion opportunities in the value channel in Europe. For more information, please see “Overview — Levi Strauss Signature® Brand in Europe.”

Asia Pacific.  The following table presents net sales and licensing revenues in the Asia Pacific region for the respective periods:

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 27,	August 28,	As	Constant	August 27,	August 28,	As	Constant
	2006	2005	Reported	Currency	2006	2005	Reported	Currency
	(Dollars in thousands)

Net sales	$139,802	$146,681	(4.7)%	(2.7)%	$506,193	$493,294	2.6%	5.3%
Licensing revenue	5,740	3,041	88.8%	88.8%	14,649	10,071	45.5%	45.5%

Total net revenues	$145,542	$149,722	(2.8)%	(0.9)%	$520,842	$503,365	3.5%	6.1%

Total net revenues in the Asia Pacific region decreased as reported and on a constant currency basis for the three-month period, and increased as reported and on a constant currency basis for the nine-month period. Changes in foreign currency exchange rates for the three and nine months impacted net revenues unfavorably by approximately $3 million and $13 million, respectively.

Net revenues increased in most countries across the Asia Pacific region for both periods. The growth was attributable to increased net sales for the Levi’s® brand products in both men’s and women’s businesses, especially premium products, the continued expansion of our retail presence through additional franchised stores, and an increase in licensing revenues. However, net revenues decreased in both periods for Japan, the largest business in the region. The decrease was due to a combination of a change in fashion trends, a weak advertising campaign and high retailer inventory. The decrease in Japan net revenues exceeded the increases from other countries in the region in the three-month period.

Gross profit

The following table shows consolidated gross profit and gross margin for the respective periods:

	Three Months Ended				Nine Months Ended
			%				%
	August 27,	August 28,	Increase		August 27,	August 28,	Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	(Dollars in thousands)

Net revenues	$1,022,719	$1,036,521	(1.3)%		$2,935,685	$3,017,426	(2.7)%
Cost of goods sold	555,592	564,870	(1.6)%		1,573,185	1,590,328	(1.1)%

Gross profit	$467,127	$471,651	(1.0)%		$1,362,500	$1,427,098	(4.5)%

Gross margin	45.7%	45.5%	0.2	pp	46.4%	47.3%	(0.9	)pp

Gross margin was stable for the three-month period. For the nine-month period, gross profit and gross margin decreased primarily due to the following:

•	decreased net sales on a constant currency basis in Europe, which has the highest average gross margin of all of our regions, partially offset by higher net revenues in our Asia Pacific business;

•	the net unfavorable translation impact of foreign currencies; and

•	a reduction in gross margin in certain businesses resulting from a change in product sales mix.

Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the respective periods:

	Three Months Ended					Nine Months Ended
				August 27,	August 28,				August 27,	August 28,
			%	2006	2005			%	2006	2005
	August 27,	August 28,	Increase	% of Net	% of Net	August 27,	August 28,	Increase	% of Net	% of Net
	2006	2005	(Decrease)	Revenues	Revenues	2006	2005	(Decrease)	Revenues	Revenues
	(Dollars in thousands)

Selling	$66,288	$56,724	16.9%	6.5%	5.5%	$194,513	$166,095	17.1%	6.6%	5.5%
Advertising and promotion	66,253	68,281	(3.0)%	6.5%	6.6%	179,486	213,497	(15.9)%	6.1%	7.1%
Administration	58,120	88,755	(34.5)%	5.7%	8.6%	196,184	224,472	(12.6)%	6.7%	7.4%
Other	115,871	113,706	1.9%	11.3%	11.0%	335,779	341,804	(1.8)%	11.4%	11.3%

Total SG&A	$306,532	$327,466	(6.4)%	30.0%	31.6%	$905,962	$945,868	(4.2)%	30.9%	31.3%

Total SG&A expenses decreased $20.9 million and $39.9 million for the three and nine months, respectively, and as a percentage of net revenues for both periods, as compared to prior year.

Selling.  For both periods, selling expense increased as compared to prior year periods, primarily reflecting additional selling costs associated with new company-operated stores dedicated principally to the Levi’sbrand.

Advertising and promotion.  For both periods, advertising and promotion expenses decreased as compared to prior year, periods, driven by our decision to decrease advertising spending in Europe.

Administration.  For both periods, the decrease in administration expense related primarily to a $29.0 million gain recorded in the third quarter related to the curtailment of the postretirement benefit plan associated with the planned closure of our Little Rock, Arkansas distribution center, and a reduction in incentive compensation expense, partially offset by $7.75 million in additional cash compensation and $5.4 million in non-cash pension curtailment loss in respect of our supplemental executive retirement plan resulting from the pending retirement of Mr. Marineau.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets, and other operating income. For both periods, these costs were generally flat as compared to prior year.

Restructuring charges

Restructuring charges, net of reversals, were $2.6 million and $13.1 million for the three and nine months ended August 27, 2006, respectively, and $5.0 million and $13.4 million for the three and nine months ended August 28, 2005, respectively. The 2006 amount primarily consisted of severance charges associated with the planned closure of our Little Rock, Arkansas distribution center, headcount reductions in Europe related to consolidation of our Nordic operations, and additional lease costs associated with exited facilities in the U.S. The 2005 amount primarily consisted of charges for severance and employee benefits for our 2004 U.S. and Europe organizational changes. Please see Note 2 to our consolidated financial statements for more information.

Operating income

The following table shows operating income by our commercial business units in the United States, for Canada and Mexico, and in total for the North America, Europe and Asia Pacific regions, and the significant components of corporate expense for the respective periods:

	Three Months Ended				Nine Months Ended
	August 27,	August 28,	Increase/(Decrease)		August 27,	August 28,	Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
	(Dollars in thousands)

Operating income:
U.S. Levi’s® brand	$69,990	$75,228	$(5,238)	(7.0)%	$186,575	$196,860	$(10,285)	(5.2)%
U.S. Dockers® brand	31,254	33,522	(2,268)	(6.8)%	94,260	95,906	(1,646)	(1.7)%
U.S. Levi Strauss Signature® brand	11,581	10,676	905	8.5%	22,380	19,607	2,773	14.1%
Canada and Mexico	12,568	11,304	1,264	11.2%	33,056	33,493	(437)	(1.3)%

Total North America	125,393	130,730	(5,337)	(4.1)%	336,271	345,866	(9,595)	(2.8)%
Europe	50,192	44,133	6,059	13.7%	150,001	177,867	(27,866)	(15.7)%
Asia Pacific	23,012	26,612	(3,600)	(13.5)%	107,615	110,779	(3,164)	(2.9)%

Total regional operating income	198,597	201,475	(2,878)	(1.4)%	593,887	634,512	(40,625)	(6.4)%

Corporate expense:
Restructuring charges, net of reversals	2,615	5,022	(2,407)	(47.9)%	13,064	13,436	(372)	(2.8)%
Postretirement benefit plan curtailment gain	(29,041)	—	(29,041)	—	(29,041)	—	(29,041)	—
Other corporate staff costs and expenses	67,043	57,290	9,753	17.0%	166,390	153,282	13,108	8.6%

Total corporate expense	40,617	62,312	(21,695)	(34.8)%	150,413	166,718	(16,305)	(9.8)%

Total operating income, net	$157,980	$139,163	$18,817	13.5%	$443,474	$467,794	$(24,320)	(5.2)%

Operating margin	15.4%	13.4%			15.1%	15.5%

Total operating income and operating margin increased for the three-month period and decreased for the nine-month period as compared to the respective periods in prior year. The increase for the three months was primarily attributable to a decrease in corporate expense. The decrease for the nine months was primarily attributable to decreased operating income in the Europe region and the U.S. Levi’s® brand, partially offset by a decrease in corporate expense.

Regional operating income.  The following describes decreases in operating income by geographic region:

•	North America. The decrease in operating income for both the three and nine months was attributable to higher selling expense related to additional company-operated Levi’s® retail and outlet stores in the U.S. For the nine months, this factor was partially offset by a reduction in advertising expense.

•	Europe. The increase in operating income for the three months was primarily attributable to a decrease in administrative and advertising and promotion expenses, and the favorable impact of foreign currency translation, partially offset by lower net sales and higher selling expense. The decrease in operating income for the nine months was primarily attributable to lower net sales, higher selling expense and the unfavorable impact of foreign currency translation, partially offset by a decrease in advertising and promotion expenses and distribution expense.

•	Asia Pacific. The decrease in operating income for the three months was primarily attributable to lower net sales. For the nine months, the decrease was attributable to higher selling, general and administrative expenses related to our investment in the region to support sales growth, higher information resource costs related to the implementation of an SAP enterprise resource planning system in the region and the unfavorable impact of foreign currency translation. These increases were partially offset by higher net sales.

Corporate expense

Other corporate staff costs and expenses increased for both the three- and nine-month periods primarily due to the incremental cost incurred in connection with the pending retirement of Mr. Marineau. In addition, other corporate staff costs and expenses increased due to the difference in net reductions booked to our workers’ compensation liability in 2006 as compared to 2005. For the three- and nine-month periods in 2006, we recorded net reductions of approximately $1.8 million and $5.5 million, respectively, whereas for the three- and nine-month periods in 2005 we recorded net reductions of approximately $6.0 million and $12.1 million, respectively. In all periods, the net reductions to our workers’ compensation liability were driven by changes in our estimated future claims payments as a result of more favorable than projected claims development during the periods. Offsetting these increases in both periods were decreases in other corporate staff costs and expenses. For the three-month period, the decrease was due to a reduction in our corporate staff incentive compensation expense. For the nine-month period, the decrease was due to an increase in periodic postretirement benefit plan income.

Also included in other corporate staff costs and expenses for both the three- and nine-month periods in fiscal 2006 is approximately $1.9 million of compensation expense related to our adoption in the third quarter of SFAS 123(R), as discussed in Note 11 to the consolidated financial statements. As of August 27, 2006, there was $12.8 million of total unrecognized compensation cost related to nonvested stock appreciation rights and SELTIP units. We expect to recognize these costs over the next three years.

Interest expense

Interest expense decreased 5.8% to $60.2 million for the three-month period in 2006 from $63.9 million in 2005. Interest expense decreased 5.2% to $188.3 million for the nine-month period in 2006 from $198.6 million in 2005. For the three-month period, the decrease was attributable to lower average borrowing rates. For the nine months, the decrease was attributable to lower average debt balances and lower average borrowing rates.

The weighted average interest rate on average borrowings outstanding during the three-month periods in 2006 and 2005 was 9.95% and 10.30%, respectively. The weighted average interest rate on average borrowings outstanding during the nine-month periods in 2006 and 2005 was 10.28% and 10.47%, respectively. The weighted average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, and excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt

For the nine months ended August 27, 2006, we recorded a loss of $33.0 million on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2006. During the nine months ended August 28, 2005, we recorded losses of $66.1 million. The loss in the 2006 nine-month period was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs. We incurred these costs in conjunction with our prepayment in March 2006 of the remaining balance of our term loan of approximately $488.8 million, and the amendment in May 2006 of our revolving credit facility. The loss in the nine-month period of 2005 was comprised of tender offer premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million, respectively, of unamortized debt discount and capitalized costs. We incurred these costs in conjunction with our completion in January 2005 of a tender offer to repurchase $372.1 million of our $450.0 million principal amount 2006 senior unsecured notes, and completion in March and April 2005 of the tender offers and redemptions of all of our outstanding $380.0 million and €125.0 million 2008 senior unsecured notes.

Other income, net

Other income, net increased to $9.5 million and $14.1 million for the three- and nine-month periods in 2006, respectively, from $2.8 million and $7.4 million for the respective periods in 2005. For the three-month period, the increase from prior year was primarily attributable to the net favorable impact of foreign currency fluctuation and an increase in interest income resulting from higher average investment balances and an increase in interest rates. For the nine-month period, the increase from prior year was attributable to an increase in interest income resulting from an increase in interest rates.

Income tax expense

Income tax provision for the three and nine months ended August 27, 2006, was $58.0 million and $93.0 million, respectively, compared to $39.8 million and $98.1 million for the same periods in 2005. For the three-month period, the increase in tax expense from prior year was driven by an increase in our income before taxes. For the nine-month period, the decrease in tax expense was primarily driven by a discrete, non-cash benefit recognized in the second quarter of 2006 arising from a change in the ownership structure of certain of our foreign subsidiaries, which reduced by approximately $31.5 million the overall residual U.S. and foreign tax expected to be imposed upon future repatriations of our unremitted foreign earnings. An increase in our income before taxes partially offset this benefit.

Our effective income tax rate for the nine months ended August 27, 2006, was 39.4% compared to 46.6% for the same period in 2005. Our effective income tax rate differs from the U.S. federal statutory rate of 35%, primarily due to the impact of our foreign operations discussed above.

For more information regarding our tax activities, please see Note 4 to the consolidated financial statements.

Net income

Net income for the three- and nine-month periods in 2006 was $49.3 million and $143.3 million, compared to net income of $38.2 million and $112.3 million for the respective periods in 2005. For the three-month period, the increase was primarily due to an increase in operating income, chiefly resulting from the curtailment gain related to our postretirement benefit plan. For the nine-month period, the increase was primarily due to higher losses on early extinguishment of debt in 2005, the tax benefit recorded in the second quarter of 2006 related to a change in the ownership structure of certain foreign subsidiaries, the curtailment gain and lower interest expense, partially offset by lower gross profit.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.

Cash Sources

We are a privately held corporation. We have historically relied primarily on cash flow from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales. Key sources of cash include earnings from operations and borrowing availability under our revolving credit facility.

As of August 27, 2006, we had total cash and cash equivalents of approximately $342.0 million, a $102.4 million increase from the $239.6 million balance as of November 27, 2005. The increase was primarily driven by cash provided by operating activities during the period, partially offset by the prepayment of the term loan and capital expenditures.

The maximum availability under our revolving credit facility is $550.0 million. As of August 27, 2006, based on collateral levels as defined by the agreement, reduced by amounts reserved in accordance with this facility as described below, our total availability was approximately $271.6 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Unused availability was approximately $187.2 million.

As discussed in Note 5 to the consolidated financial statements, in accordance with the requirements of the revolving credit facility and in connection with prepaying the term loan, on March 16, 2006, we reserved $77.9 million under the revolving credit facility, and will maintain this reserve until November 2006, when we will repay the remaining 2006 notes. In addition, we are required to maintain certain other reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent) including a $75.0 million reserve at all times. These reserves reduce the availability under the credit facility. Currently, we are maintaining all required reserves under the facility.

We had liquid short-term investments in the United States totaling approximately $281.4 million, resulting in a net liquidity position (unused availability and liquid short-term investments) of $468.6 million in the United States.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, cash restructuring costs, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans. The following table presents selected cash uses during the nine months ended August 27, 2006, and the related projected cash requirements for the remainder of 2006 and the nine months of 2007:

	Paid in Nine	Projected for		Projected for	Projected for
	Months Ended	Remaining Three		Nine Months	Twelve Months
Selected Cash	August 27,	Months of	Total Projected	Ending	Ending
Requirements	2006	Fiscal 2006	for Fiscal 2006	August 26, 2007	August 26, 2007
	(Dollars in millions)

Capital expenditures(1)	$41	$41	$82	$82	$123
Restructuring activities	13	8	21	10	18
Principal debt payments(2)	17	86	103	—	86
Interest	180	46	226	179	225
Federal, foreign and state taxes (net of refunds)(3)	59	9	68	61	70
Prior years’ income tax liabilities, net(4)	8	6	14	4	10
Pension plans	11	37	48	13	50
Postretirement health benefit plans	18	6	24	17	23

Total selected cash requirements	$347	$239	$586	$366	$605

(1)	Projections for capital expenditures in 2006 have increased to approximately $82 million as compared to our projection of approximately $60 million contained in our 2005 Annual Report on Form 10-K. The increase primarily reflects expansion of our retail store network as well as additional information technology systems investment. Our projections for 2007 have also increased from those contained in our second quarter 2006 Quarterly Report on Form 10-Q for these reasons.

(2)	Amounts paid in the nine months ended August 27, 2006 primarily represent the prepayment of the remaining balance of our term loan, net of the proceeds from the issuance of our 2016 notes and our 2013 Euro notes. Amounts projected for the remaining three months of fiscal 2006 primarily represent the repayment at maturity of the remaining 2006 notes.

(3)	Amounts projected for fiscal 2006 relate primarily to estimated payments with respect to 2006 income taxes; amounts projected for fiscal 2007 relate primarily to estimated payments with respect to 2007 income taxes.

(4)	Our projection for cash tax payments for prior years’ contingent income tax liabilities primarily reflects payments to state and foreign tax authorities.

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

Cash Flows

As of August 27, 2006, we had total cash and cash equivalents of approximately $342.0 million, a $102.4 million increase from the $239.6 million balance as of November 27, 2005. The increase was primarily driven by cash provided by operating activities during the period, partially offset by the prepayment of our term loan and capital expenditures. Working capital as of August 27, 2006 was $725.8 million compared to $657.4 million as of November 27, 2005. Our working capital requirements reflect seasonality and growth in our business as we typically experience a substantial increase in sales during the fall selling season.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 27,	August 28,
	2006	2005
	(Dollars in thousands)

Cash provided by (used for) operating activities	$171,497	$(98,682)
Cash used for investing activities	(40,553)	(12,514)
Cash (used for) provided by financing activities	(30,085)	22,284
Cash and cash equivalents	341,963	210,193

Cash flows from operating activities

Cash provided by operating activities was $171.5 million for the nine-month period 2006, compared to cash used by operating activities of $98.7 million for the same period in 2005. Cash flows from operating activities for the nine-month periods in 2006 and 2005 reflect increases of $168.1 million and $176.8 million, respectively, for net income adjusted to exclude non-cash transactions identified on the accompanying consolidated statements of cash flows, and a $3.4 million increase and a $275.5 million decrease, respectively, related to the changes in operating assets and liabilities. The primary components of the changes in operating assets and liabilities for the nine-month periods in 2006 and 2005 were as follows:

•	Trade accounts receivable decreased by $93.7 million in 2006 compared to a decrease of $52.4 million in the prior year. The trade accounts receivable balance is typically lower at the end of the third quarter compared to the year-end balance since the fourth quarter of our fiscal year is generally our strongest selling period. The larger decrease in 2006 is primarily due to a decrease in net sales as compared to 2005, and an improvement in collections, resulting in a lower days sales outstanding ratio.

•	Inventory levels increased $34.5 million in 2006 compared to an increase of $107.3 million in the prior year. Both periods increased due to a build up of finished goods in preparation for the fall/holiday selling season. The increase in 2006 is substantially lower than the increase in 2005, primarily due to improved inventory management and demand planning leading to leaner inventory levels in 2006, and a larger build in 2005 to avoid inventory shortages.

•	Accounts payable and accrued liabilities decreased $10.6 million in 2006 compared to a decrease of $130.9 million in the prior year. The larger 2005 decrease as compared to 2006 primarily relates to our use of full package sourcing. In 2005, we substantially expanded full package sourcing of our product from contract manufacturers who initially demanded very short payment terms. In 2006, we successfully negotiated normal payment terms with our contract vendors, enabling longer payment cycles and resulting in a higher days payable outstanding ratio.

•	Accrued salary, wages and benefits and long-term employee related benefits decreased $65.0 million in 2006 compared to a decrease of $102.1 million in the prior year. The decreases in both years are primarily due to incentive compensation payouts in excess of related accruals. The larger decrease in 2005 is primarily due to higher long-term incentive plan payments made in 2005 as compared to 2006.

Cash flows from investing activities

Cash used for investing activities was $40.6 million for the nine-month period 2006, compared to $12.5 million for the same period in 2005. Cash used in both periods primarily related to investments made in information technology systems associated with the installation of an enterprise resource planning system in our Asia Pacific region and, for the 2006 period, investments made in our company-operated retail stores. The increase was partially offset by proceeds from the sale of property, plant and equipment primarily related to the sale of our facilities in Adelaide, Australia during the 2006 period and the sale of assets related to our restructuring activities in the U.S. and Europe in the 2005 period.

Cash flows from financing activities

Cash used for financing activities was $30.1 million for the nine-month period in 2006, compared to cash provided by financing activities of $22.3 million for the same period in 2005. Cash used for financing activities for the nine-month period in 2006 reflects the issuance in March 2006 of $350.0 million of our 2016 notes and the additional €100.0 million of our 2013 Euro notes. We used the net proceeds of this offering, plus cash on hand, to prepay the remaining balance of our term loan of approximately $488.8 million. Cash provided by financing activities for the nine-month period in 2005 reflects our issuance of approximately $1.0 billion in unsecured notes during the period. The increase was largely offset by the repurchases and redemptions of $918.2 million in aggregate principal amount of our 2006 and 2008 notes, the payment of debt issuance costs of approximately $24.6 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million.

Indebtedness

As of August 27, 2006, we had fixed rate debt of approximately $1.9 billion (84% of total debt) and variable rate debt of approximately $0.4 billion (16% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company.

Principal Payments on Short-term and Long-term Debt

As of August 27, 2006, our required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter were $86.0 million in fiscal 2006, and the remaining $2,246.2 million in years after fiscal 2011. The fiscal 2006 amount of $86.0 million includes $77.9 million relating to the remaining 2006 notes that we plan to repay at maturity on November 1, 2006 using existing cash and cash equivalents. Please see Note 5 to our consolidated financial statements for further discussion of our indebtedness.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

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

Accounts receivable, net.  In the normal course of business, we extend credit to our wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, which includes receivables related to our net sales and licensing revenues, are recorded net of an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

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

Income tax assets and liabilities.  We record a tax provision for the anticipated tax consequences of the reported results of our operations. In accordance with SFAS No. 109, “Accounting for Income Taxes” our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the amount that is believed more likely than not to be realized.

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

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other income, net” in our consolidated statements of income. As a result, net income may be subject to volatility. The instruments that qualify for hedge accounting currently hedge our net investment position in certain of our subsidiaries. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. Changes in fair values of instruments that qualify for hedge accounting are recorded in the “Accumulated other comprehensive loss” section of Stockholders’ Deficit on our consolidated balance sheets.

Employee Benefits and Incentive Compensation

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

Net pension income or expense is determined using assumptions as of the beginning of each fiscal year. These assumptions are established at the end of the prior fiscal year and include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. As a result of the planned closure of our Little Rock, Arkansas distribution center, we remeasured certain pension and postretirement benefit obligations as of May 28, 2006, which included an update to actuarial assumptions made at the end of the prior fiscal year. Net periodic benefit cost (income) related to these plans for the remainder of the fiscal year will reflect the revised assumptions.

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

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates as they apply to us.

Fourth Quarter of Fiscal 2006

•	In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” (“FIN 47”), which clarifies that a liability must be recognized for the fair value of a conditional asset retirement obligation when it is incurred if the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently in the process of assessing the impact the adoption of FIN 47 will have on our financial statements.

•	In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We are currently in the process of assessing the impact the adoption of SAB 108 will have on our financial statements.

First Quarter of Fiscal 2007

•	In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation to be carried at fair value, with changes in fair value recognized in earnings. The election can be made on an instrument-by-instrument basis. In addition, SFAS 155 provides that beneficial interests in securitized financial assets be analyzed to determine if they are freestanding or contain an embedded derivative. SFAS 155 applies to all financial instruments acquired, issued or subject to a remeasurement event after adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We do not believe the adoption of SFAS 155 will have a significant effect on our financial statements.

•	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We do not believe the adoption of SFAS 156 will have a significant effect on our financial statements.

Second Quarter of Fiscal 2007

•	In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of EITF 06-3 will have on our financial statements.

Fourth Quarter of Fiscal 2007

•	In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. We are currently in the process of assessing the impact the adoption of SFAS 158 will have on our financial statements.

First Quarter of Fiscal 2008

•	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

•	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S., European and other international retail environments;

•	changes in the level of consumer spending or preferences in apparel in view of energy prices and other factors;

•	our customers’ continuing focus on private label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to revitalize our European business and to address challenges in our Japanese business;

•	our ability to expand controlled distribution of our products, including through opening and successfully operating company-operated stores;

•	mergers and acquisitions involving our top customers and their consequences;

•	our dependence on key distribution channels, customers and suppliers;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to younger consumers and women;

•	changing fashion trends;

•	our effectiveness in managing the transition from four to three distribution centers in the U.S.;

•	changes in our management team, including a new chief executive officer as of the end of our fiscal year;

•	the impact of ongoing and potential future restructuring and financing activities;

•	the effectiveness of our internal controls;

•	the investment performance of our defined benefit pension plans;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments;

•	changes in credit ratings;

•	changes in trade laws; and

•	political or financial instability in countries where our products are manufactured.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies and interest rates. We actively manage foreign currency risks with the objective of maximizing the U.S. dollar value of cash flows to the parent company and reducing variability of certain cash flows at the subsidiary level. We hold derivative positions only in currencies to which we have exposure. We manage interest rate risk using a combination of medium and long-term fixed and variable rate debt. We currently do not hold any interest rate derivatives.

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

Foreign Exchange Risk

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some inter-company sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our cash flows. We typically take a long-term view of managing exposures, using forecasts to develop exposure positions and engaging in their active management.

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

We have entered into U.S. dollar, spot and option contracts to manage our exposure to foreign currencies.

At August 27, 2006, we had U.S. dollar spot and forward currency contracts to buy $311.3 million and to sell $327.2 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through April 2007.

At August 27, 2006, we bought U.S. dollar option contracts resulting in a net purchase of $85.2 million against various foreign currencies should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net purchase of $25.2 million against various foreign currencies should the options be exercised. The option contracts are at various strike prices and expire at various dates through September 2006.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of August 27, 2006, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently implementing a SAP enterprise resource planning system on a staged basis in our businesses around the world. We began in Asia (including implementing the system in Japan during the three months ended August 27, 2006) and will continue implementation in other affiliates and organizations in the coming years. We designed our rollout and transition plan to minimize the risk of disruption to our business and controls. We believe implementation of this system will change, simplify and strengthen our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are not yet subject to the requirements in our annual report on Form 10-K. The SEC is presently reconsidering the compliance date for companies like us; depending on the outcome, we will be required to be fully compliant (i.e., both management and auditor reports) as early as fiscal year 2007 and as late as fiscal year 2009. We are currently undergoing a comprehensive effort designed to ensure compliance with the Section 404 requirements, including internal control documentation and review under the direction of senior management.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  There have been no material developments in this litigation since we filed our Quarterly Report on Form 10-Q for the period ended May 28, 2006. Based on the parties’ recent agreement to extend the discovery schedule, we expect a change in the scheduled trial date of March 2007. For more information about the litigation, see Note 9 to the consolidated financial statements contained in that Form 10-K.

Class Actions Securities Litigation.  There have been no material developments in this litigation since we filed our 2005 Annual Report on Form 10-K. For more information about the litigation, see Note 9 to the consolidated financial statements contained in that Form 10-K.

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

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business. In the past 24 months, we have had several changes in our senior management, including two chief financial officers, a new general counsel and new leaders of our global sourcing organization and our U.S. Dockers® business, and the position of president of our European business has been vacant since February 2006. In addition, our president and chief executive officer, Philip A. Marineau, will retire at the end of fiscal 2006. R. John Anderson, executive vice president and chief operating officer and president of our Asia Pacific business, will become president and chief executive officer, effective upon Mr. Marineau’s retirement. Mr. Anderson will at that time also become a member of the board of directors. Turnover among our senior management could have a material adverse effect on our ability to implement our strategies and on our results of operations. Our ability to attract and retain qualified employees is also adversely affected by the San Francisco location of our headquarters due to the high cost of living in the San Francisco area.

There have been no material changes to the other remaining risk factors as disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to our Current Report on Form 8-K filed on July 19, 2006 in connection with our award, on July 13, 2006, of stock appreciation rights under our 2006 Equity Incentive Plan covering 1,318,310 shares of our common stock to a small group of our senior-most executives.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2006, our board of directors adopted, and our stockholders approved (through written consent action by the voting trustees) our 2006 Equity Incentive Plan. For more information on our 2006 Equity Incentive Plan, please refer to Note 11 to the consolidated financial statements included herein and to our Current Report on Form 8-K filed on July 19, 2006.

As disclosed in our Annual Report on Form 10-K for 2005, all shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. As of July 13, 2006, the four voting trustees were Miriam L. Haas, Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman, all of whom voted in favor of approving the 2006 Equity Incentive Plan. Accordingly, all shares were voted in favor of approving the 2006 Equity Incentive Plan and no shares were voted against or withheld.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.3	Letter Agreement, dated as of July 5, 2006, between Levi Strauss & Co. and Philip A. Marineau. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 11, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & CO.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: October 10, 2006

EXHIBITS INDEX

10.3	Letter Agreement, dated as of July 5, 2006, between Levi Strauss & Co. and Philip A. Marineau. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 11, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.