Form 10-K
period 2006-11-26
LEVI STRAUSS & CO
filed 2007-02-13
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2006

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

Common Stock $.01 par value — 37,278,238 shares outstanding on February 8, 2007

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 26, 2006

PART I

Item 1.	BUSINESS

Overview

We are one of the world’s leading branded apparel companies. We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature® brands in markets around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear, home and other products.

We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute our Levi Strauss Signature® products primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad. We also distribute Levi’s®, Dockers® and Levi Strauss Signature® products through 138 company-operated stores located in 18 countries including the United States.

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

Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday in November each year. Fiscal years 2006, 2005 and 2004 consisted of 52 weeks each and ended on November 26, 2006, November 27, 2005, and November 28, 2004.

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

For nearly 100 years after our founding, we manufactured and distributed work pants and other products worn primarily by cowboys, miners and other working men in the western United States and also represented other manufacturers with an extensive line of dry goods. We introduced our first jeans for women in 1934. Our jeans rapidly grew in popularity after World War II and became a symbol of American culture by the 1960s. During these years, we exited the dry goods business to concentrate on manufacturing and marketing apparel under the Levi’s® trademark, with export and international businesses opening in the 1950s and 1960s. In 1986, we introduced the Dockers® brand of casual apparel, which was at the forefront of the business casual trend in the United States. In 2003, in response to the emergence and success of the mass channel, we launched our Levi Strauss Signature® brand of jeans and casual apparel for consumers who shop in that channel. Our commitment to quality, innovation and corporate citizenship, manifested in many ways throughout our history, began with Mr. Strauss and continues today.

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

•	We derive approximately 40% of our net revenues and regional operating income from our European and Asia Pacific businesses.

•	Our products are sold through more than 55,000 retail locations in more than 110 countries.

•	We have over 5,000 trademark registrations and pending applications in approximately 180 countries.

•	We have regional headquarters located in San Francisco, Brussels and Singapore. Our global sourcing headquarters is located in Singapore.

•	Approximately 65% of our employees are located in over 35 countries outside the United States.

Our Business Strategies

Our strategies are designed to reflect marketplace dynamics and build on our competitive strengths. Our key strategies are:

•	Innovate and lead from the core. Our brands and their global consumer appeal are at the core of our business. We draw upon our brand equity and our design and marketing expertise to bring to market a broad range of innovative, trend-right, compelling and quality products targeted for specific consumer and retail segments. We believe we can capitalize on the consumer recognition of our brands by continuing to strengthen them in categories, such as women’s and tops, that offer attractive opportunities for profitable growth. In addition, we continue to extend the reach of our brands through building our businesses in emerging markets.

•	Promote strong retail relationships. We want our brands to be essential to our retail customers across our multiple distribution channels. We focus on generating competitive economics and engaging in collaborative assortment and marketing planning to achieve mutual commercial success with our customers. We recognize that our department store, chain store, specialty store and mass channel retailers have many choices, including their own private label programs. Our goal is to ensure that we are central to our retail customers’ success by using our brands and our strengths in product development and marketing to drive consumer traffic and demand to their stores.

•	Expand dedicated retail. We are expanding our dedicated stores presence around the world, including by opening more company-operated stores and establishing more franchised stores. We believe dedicated retail represents an attractive opportunity to establish incremental distribution and sales for our brands and showcase the full breadth of our product offerings. We also believe our company-operated stores help increase our retail expertise by enabling us to connect directly with consumers and improve our effectiveness as a resource to our wholesale customers.

•	Achieve operational excellence and drive productivity. We emphasize operational execution across our businesses. We are making substantial productivity investments including the installation of an SAP enterprise resource planning system in Asia Pacific, North America and our global sourcing organization. We also plan to install SAP in Europe in the coming years. We are working to derive greater benefit from our global scale through our sourcing organization and improved communication and collaboration across our regions. We focus on working capital efficiency through disciplined management of payables and inventory.

Our Brands and Products

Overview

We market our products under the Levi’s®, Dockers® and Levi Strauss Signature® brands and a number of sub-brands and product lines. We offer a broad range of products, including jeans and jeans-related pants, casual and dress pants, tops, skirts and jackets. Pants, including jeans, casual pants and dress pants, represented approximately 87% of our total units sold in fiscal years 2006 and 2005, and 85% in fiscal 2004. Men’s products generated approximately 72% of our total net sales in fiscal 2006 and 73% in fiscal years 2005 and 2004.

Our global product design, development and innovation capabilities are centered on the following key elements:

•	We are committed to product quality.

•	We offer diverse product lines and assortments targeted for specific consumer segments and retail channels, taking advantage of our ability to design, source and distribute both large replenishment programs and targeted product lines.

•	We seek to achieve and maintain market leadership and resist category commoditization by continually introducing innovative products and updating our continuing products with new fits, fabrics, finishes and features.

•	We have designers and merchandisers in North America, Europe and Asia Pacific focused on identifying emerging trends with potentially strong consumer appeal and a global innovation group dedicated to developing commercially-viable style and technical innovations across our brands.

•	We seek to use our global presence as a competitive advantage by taking ideas developed first in one market and quickly adapting and commercializing them for other markets.

•	We continually work to refine our go-to-market process to increase our responsiveness to trends, changes in consumer shopping patterns and other market developments and to improve our speed to market.

•	We have a global sourcing organization that works closely with our designers, merchandisers and suppliers to drive cost-effective product construction and sourcing and consistent quality.

Levi’s® Brand

In 1873, our founder Levi Strauss and tailor Jacob Davis created the first blue jean. Our jeans have been distinctive from the beginning. The double arc of stitching — known as the Arcuate Stitching Design — has adorned the back pockets of Levi’s® jeans since their inception. We began using the lot number “501” in 1890 and the red Tab Device, a fabric tab stitched into the back right pocket, in 1936. Since those early days, the Levi’s® brand, as the source of the original, authentic and definitive jean, has become one of the most widely recognized and distributed brands in the history of the apparel industry. Our merchandising and marketing reflect what we see as the brand’s core attributes: original, definitive and confident.

The original jean has evolved to include an extensive selection of men’s, women’s and kids’ products designed to appeal to a variety of consumer segments at a wide range of price points. Our Levi’s® brand offerings extend from core jeans to premium-priced styles targeted to fashion leaders, reflecting what we believe is the broad consumer appeal of the brand across ages, genders and lifestyles. Our Levi’s® brand businesses in Europe and Asia Pacific are positioned in the premium segments of the men’s and women’s markets. Our product architecture and strategy in the United States include an emphasis on growth in more premium segments while continuing to update and drive our core and trend Red Tabtm jeans business in our chain and department store customers.

Our current product range includes:

•	Levi’s® Red Tabtm Products. These products are the foundation of the brand. They encompass a wide range of jeans and jeanswear offered in a variety of fits, fabrics, finishes and styles intended to appeal to a broad spectrum of consumers. The line is anchored by the flagship 501® button-fly jean, the best-selling five-pocket jean in history. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. In the United States, Levi’s® Red Tabtm products include both our core offering of classic and updated fits in more basic fabrics and finishes as well as our trend offering in better fabrics and more advanced finishes.

•	Premium Products. We offer a variety of premium men’s and women’s products around the world. In the United States, to further differentiate our offer for consumers who seek more trend-forward and premium products, we offer our Levi’s Redtm and Levi’s® Capital Etm products. In Europe and Asia Pacific, we offer an expanded range of high-end products that reflects our premium positioning in international markets. Our Levi’s® Engineered Jeans® are a reinvention of the traditional jean designed for leading-edge consumers. The Levi’s Bluetm line in Europe and Levi’s® Red Looptm line in Asia Pacific are clean, modern interpretations of jeanswear, while in Asia Pacific we also offer Levi’s® LadyStyle products for women seeking more feminine fits and finishes. Our Levi’s® Vintage Clothing line, offered in all of our regions, showcases our most premium products by offering detailed replicas of our historical products dating back to the 19th century.

We sell Levi’s® brand products in more than 110 countries. Sales in the United States generated almost half of total Levi’s® brand net sales in fiscal 2006, 2005 and 2004. Sales of Red Tabtm products represented a majority of our Levi’s® brand net sales in all three of our regions in fiscal 2006, 2005, and 2004. Sales of Levi’s® brand products represented approximately 70%, 71% and 70% of our total net sales in fiscal 2006, 2005 and 2004, respectively.

  Dockers® Brand

We launched the Dockers® brand in 1986 to provide an alternative between jeans and dress pants for the baby boomer generation in the United States. The brand was at the forefront of the business casual trend in the United States. It has since grown to cover a wide range of wearing occasions for men and women with products that combine approachable style, relevant innovation, consistent fit and sustained quality. The brand remains a leader in developing and commercializing technical performance innovations into everyday apparel.

Our current Dockers® product offerings in the United States include:

•	Dockers® Products for Men. This line includes a broad range of stylish casual and dress products that cover the key wearing occasions for men: work, weekend, dress and golf. We complement these products with a variety of tops and seasonal pants and shorts in a range of fits, fabrics, colors, styles and performance features.

•	Dockers® Products for Women. This line includes a range of pants, shorts, tops, skirts, sweaters and jackets in updated fits, fabrics and styles designed to provide women with a head-to-toe, integrated separates offering, with outfits that span the range of casual to dressy and work.

We sell Dockers® brand products in more than 50 countries. Sales in the United States generated a substantial majority of total Dockers® brand net sales in fiscal 2006, 2005 and 2004. Sales of Dockers® brand products represented approximately 21%, 19% and 20% of our total net sales in fiscal 2006, 2005 and 2004, respectively.

  Levi Strauss Signature® Brand

Our Levi Strauss Signature® brand offers men’s, women’s and kids’ jeans and other products. Our merchandising and marketing reflects what we view as the core point of difference for the Levi Strauss Signature® brand: bringing our company’s style, authenticity and quality to more value-seeking consumers.

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

We sell Levi Strauss Signature® brand products in seven countries in our North America and Asia Pacific regions. We are exiting the business in Europe after the spring 2007 season due to limited expansion opportunities in the European value channel. Sales in the United States represented a substantial majority of total Levi Strauss Signature® brand net sales in fiscal 2006, 2005 and 2004. Sales of Levi Strauss Signature® brand products represented approximately 9% of our total net sales in fiscal 2006 and 10% in fiscal years 2005 and 2004.

Licensing

The appeal of our brands across consumer groups and our global reach enable us to license our Levi’s®, Dockers® and Levi Strauss Signature® trademarks for a variety of product categories in multiple markets including footwear, hosiery, belts, outerwear, eyewear, sweaters, dress shirts, kidswear, loungewear and sleepwear, luggage and home bedding products.

We have licensees for our brands in each of our regions. In addition, we enter into agreements with third parties to produce, market and distribute our products in several countries with smaller markets, including various Latin American and Middle Eastern countries.

We enter into licensing agreements with our licensees covering royalty payments, product design and manufacturing standards, marketing and sale of licensed products and protection of our trademarks. We require our licensees to comply with our code of conduct for contract manufacturing and engage independent monitors to perform regular on-site inspections and assessments of production facilities.

Sales, Distribution and Customers

We distribute our products in a wide variety of retail formats around the world, including chain and department stores, franchise and company-operated stores dedicated to our brands, multibrand specialty stores, mass channel retailers and both company-operated and retailer websites. Our distribution strategy focuses on ensuring that our brands and products are available where consumers shop and that our product offerings and assortments are appropriately differentiated for the retailer. Sales to our top five and top 10 customers accounted for approximately 33% and 42% respectively, of our total net revenues in both 2006 and 2005.

North America

In North America, we distribute our Levi’s® and Dockers® products through national and regional chains, department stores, specialty stores, and franchise and company-operated stores dedicated to our brands. Top Levi’s® and Dockers® customers in North America include J.C. Penney, Kohl’s, Sears, Federated Department Stores and Mervyn’s in the United States, Hudson’s Bay Co. in Canada and Liverpool in Mexico. We target our premium products, such as Levi’s® Capital Etm products and Levi’s® Vintage Clothing, to our dedicated stores and to independent, image-conscious specialty stores which cater to more fashion-forward, trend-initiating consumers, including Barneys, Fred Segal and Urban Outfitters in the United States. We distribute our Levi Strauss Signature® brand through the mass merchant channel, including Wal-Mart, Target and Kmart stores in the United States.

Europe

Our European Levi’s® and Dockers® brand customers include large department stores, such as El Corte Inglés in Spain, Galeries Lafayette in France and Kaufhof in Germany; franchised Levi’s® Stores and Dockers® Stores; mail-order accounts; and a substantial number of independent retailers operating either a single or small group of jeans-focused stores or general clothing stores.

Asia Pacific

In Asia Pacific, we distribute our Levi’s® and Dockers® products through specialty stores, including multi-brand as well as dedicated Levi’s® and Dockers® Store retail shops, and department stores. Top customers include Right-On Stores and Eiko Shoji in Japan and Lotte Department Stores in Korea. We distribute the Levi Strauss Signature® brand in general merchandise retailers such as Aeon stores in Japan and dedicated stores in India. Our Asia Pacific business is weighted toward Japan, which represented approximately 31% and 39% of our net revenues in the region in 2006 and 2005, respectively.

Dedicated Stores

Overview.  We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands. These stores include retail stores (both first quality and outlet)

operated by us and by independent franchisees and licensees. In international markets, dedicated shop-in-shops located within department stores are also an important component of our retail network.

Company-Operated Stores.  As of November 26, 2006, we had 138 company-operated retail stores that sell Levi’s®, Dockers® and Levi Strauss Signature® products located in 18 countries across our three regions. We had 47 stores in North America, 60 stores in Europe and 31 stores in Asia Pacific. In 2006, we opened 72 company-operated stores and closed one store. Sales from company-operated stores generated approximately 4% of our net revenues in 2006.

Franchised Stores.  Over 1,100 franchised or other licensed stores sell Levi’s®, Dockers® and Levi Strauss Signature® products in markets outside the United States. These stores are a key element of our international distribution. The stores are operated by independent third parties. We also license third parties to operate outlet stores in the United States and abroad. A majority of the outlet stores in the United States are operated by a third party under license.

Expansion.  Dedicated retail stores are an increasingly important part of our strategy for expanding distribution of our products in all three of our regions. In fiscal 2007 we expect approximately 200 new stores to open in our Asia Pacific region, 50 new stores in our Europe region and 40 new stores in our North America region, with the substantial majority of the new stores outside the United States to be franchised.

Internet

We sell products directly to consumers in the United States through the www.levisstore.com and www.dockersstore.com websites. In the United States, our products are also sold online through authorized third-party internet sites operated by our brick and mortar retail customers. In Canada and Europe, authorized dealers and mail order accounts which meet our standards may sell our products to consumers through their own internet sites. We also operate websites devoted to the Levi’s®, Dockers® and Levi Strauss Signature® brands as marketing vehicles to enhance consumer understanding of our brands and help consumers find and buy our products.

Marketing and Promotion

We support our brands with a diverse mix of marketing initiatives to drive consumer demand. We incurred expenses of approximately $285.3 million, or 6.8% of total net revenues in 2006 on these activities, compared with expenses of approximately $338.6 million, or 8.0% of total net revenues, in 2005.

Marketing Vehicles.  We advertise around the world through a broad mix of media, including television, national publications, the internet, cinema, billboards and other outdoor vehicles. We execute region-specific marketing programs that are based on globally consistent brand values. We believe this approach allows us to achieve consistent global brand positioning while giving us flexibility to tailor marketing programs to local markets in order to maximize relevancy and effectiveness. We use other marketing vehicles, including event and music sponsorships, product placement in major motion pictures, television shows, music videos and leading fashion magazines, and alternative marketing techniques, including pop-up stores near college campuses, street-level events and similar targeted “viral” marketing activities.

Levi’s® Brand.  Our marketing programs for the Levi’s® brand are designed to communicate the authenticity of Levi’s® jeans, the original and definitive jeans brand. Our programs draw on the unique heritage and strength of the brand in contemporary, locally relevant ways by focusing on our innovative fits and new finishes and on what we believe is the unique connection that consumers have with their Levi’s® jeans. We also work to increase the visibility of Levi’s® brand products at retail, including refining product packaging and store displays, executing customer-specific marketing programs and continuing to open new dedicated stores in selected locations around the world.

Dockers® Brand.  Our Dockers® brand marketing focuses on communicating an integrated brand offering for men and women that covers a broad range of wearing occasions. Products are featured in lifestyle settings that show complete outfits in everyday situations. The Dockers® brand is marketed worldwide under a branding platform, “Dockers® San Francisco,” that links the brand to its hometown roots and provides a single umbrella for marketing communications for men and women. Our Dockers® brand marketing programs also focus on updating of retail floor presentations in order to improve the consumer’s shopping experience and drive increased visibility and consumption of the brand.

Levi Strauss Signature® Brand.  We use a variety of marketing and publicity techniques to increase consumer awareness of the Levi Strauss Signature® brand among value-conscious consumers. These initiatives focus on sponsorship programs, in-store presentation and online marketing. Sponsorship marketing in the United States centers on the brand’s involvement in NASCAR racing and our relationship with NASCAR 2006 NEXTEL Cup champion Jimmie Johnson.

Sourcing and Logistics

Organization.  Our global sourcing and regional logistics organizations are responsible for taking a product from the design concept stage through production to delivery at retail. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies and reduce total delivered product cost across brands and regions while maintaining our focus on local service levels and working capital management.

Product Procurement.  We source approximately 95% of our products from independent contract manufacturers. We source the balance of our products from our company-operated manufacturing plants located in Hungary, the Philippines, Poland, South Africa and Turkey. See “Item 2 — Properties” for more information about those manufacturing facilities.

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

In 2006, we sourced products from contractors located in approximately 45 countries around the world. We sourced approximately 40% of our products in Asia, 40% in South and Central America (including Mexico and the Caribbean) and the balance in Europe, the Middle East and Africa. We expect to increase our sourcing from contractors located in Asia, the Middle East and Africa in future years. No single country accounted for more than 20% of our sourcing in 2006.

Sourcing Practices.  Our sourcing practices include these elements:

•	We require all third-party contractors who manufacture or finish products for us to comply with our code of conduct relating to supplier working conditions and employment practices. We also require our licensees to ensure that their manufacturers comply with our requirements.

•	Our code of conduct covers employment practices such as wages and benefits, working hours, health and safety, working age and discriminatory practices, environmental matters such as wastewater treatment, and ethical and legal conduct.

•	We regularly assess manufacturing and finishing facilities through periodic on-site facility inspections and improvement activities, including use of independent monitors to supplement our internal staff. We integrate review and performance results into our sourcing decisions.

We disclose the names and locations of our contract manufacturers to encourage collaboration among apparel companies in factory monitoring and improvement and regularly evaluate and refine our code of conduct processes.

Logistics.  We own and operate dedicated distribution centers in a number of countries and we also outsource logistics activities to third-party logistics providers, including third-party arrangements in the United States, Europe and Asia.

Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for presentation at retail and shipping them to our customers and to our own stores.

Competition

The worldwide apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments and regional and local competitors outside the United States.

Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	maintaining favorable brand recognition through strong and effective marketing;

•	anticipating and responding to changing consumer demands in a timely manner;

•	ensuring sufficient retail distribution, visibility and availability and ensuring effective presentation of products at retail;

•	providing compelling value in our products for the price; and

•	generating competitive economics for our retail customers.

North America

We sell Levi’s®, Dockers® and Levi Strauss Signature® products to retailers in diverse channels across a wide range of retail price points. As a result, we face a wide range of competitors, including:

•	VF Corporation, a competitor in multiple channels through its Wrangler, Rustler, and Lee brands of jeanswear, along with its Riders, Brittania, Chic, Gitano, Nautica and Hero by Wrangler brands;

•	vertically integrated specialty stores, including Gap Inc., Abercrombie & Fitch, American Eagle Outfitters, Inc. and J. Crew;

•	retailer private or exclusive labels, including Wal-Mart Stores, Inc.’s Faded Glory brand, Target Corporation’s Mossimo and Cherokee brands, Kmart’s Route 66 brand, J.C. Penney’s Arizona and St. John’s Bay brands, Kohl’s Corporation’s Sonoma brand, Sears’ Canyon River Blues and Lands’ End brands and Federated Department Stores’ I.N.C., Alfani and Charter Club brands;

•	fashion-forward premium jeanswear brands including Diesel, Lucky, 7 for All Mankind, Joe’s Jeans, Citizens of Humanity and Paper Denim & Cloth brands, and younger consumer brands such as L.E.I., MUDD, FUBU, Sean Jean and South Pole;

•	branded apparel marketers, including Liz Claiborne Inc., Jones Apparel Group, Inc., Polo Ralph Lauren, Perry Ellis International, Phillips Van Heusen (Calvin Klein) and Haggar Corp.; and

•	athletic wear marketers such as Nike Inc. and adidas.

Europe

Key aspects of the European competitive environment include the following:

•	Brands such as VF Corporation’s Lee and Wrangler brands, Diesel and Pepe Jeans London have a pan-European presence.

•	Strong local brands and retailers exist in certain markets and are expanding internationally, including G-Star in the Netherlands and Miss Sixty in Italy.

•	Other competitors include vertically integrated specialty stores, such as Zara, Hennes & Mauritz, Next and Celio.

•	Companies based in the United States, such as Gap Inc., Polo Ralph Lauren and Tommy Hilfiger, also compete with us in Europe.

•	The khaki and casual pant segment in Europe is fragmented and there is currently no significant pan-European branded competitor of our Dockers® brand in Europe. Competitors in local markets include store private labels and, in Germany, Hugo Boss.

Asia Pacific

Key aspects of the Asia Pacific competitive environment include the following:

•	Asia Pacific is a fragmented market, with athletic wear companies such as adidas and Nike, Inc. emerging as pan-regional competitors.

•	Competitors in jeanswear consist of regional brands, such as Edwin, Something and Bobson in Japan, and U.S. companies such as Gap Inc. and VF Corporation.

•	We also face competition from vertically integrated specialty stores, such as UNIQLO and Giordano.

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

Seasonality

In 2006, our net revenues in the first, second, third and fourth quarters represented 23%, 23%, 25% and 29%, respectively, of our total net revenues for the year. In 2005, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 25% and 28%, respectively, of our total net revenues for the year.

Corporate Citizenship

We believe that great brands and businesses are built by consistently providing quality products and by earning the trust of consumers, investors, employees and society as a whole through responsible business practices. We believe, in short, that commercial success and corporate citizenship are closely linked. This principle of responsible commercial success is embedded in our 154-year experience. We believe it continues to anchor how we operate today.

For us, corporate citizenship includes a strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We believe our “profits through principles” business approach manifests itself in how we develop our business strategies and policies and make everyday decisions. Activities throughout our history reflect our approach to corporate citizenship:

•	In 1991, we developed a comprehensive supplier code of conduct targeted toward ensuring that individuals making our products anywhere in the world would do so in safe and healthy working conditions and be treated with dignity and respect. We believe our code of conduct was the first of its kind for a multinational apparel company.

•	Our commitment to equal opportunity and diversity predated the U.S. civil rights movement and federally mandated desegregation by two decades. We opened integrated factories in California in the 1940s. In 1960, we integrated our newly opened plants in the American South.

•	In 1992, we extended full medical benefits to domestic partners of employees, a practice now followed by many corporations and public agencies. We believe we were the largest U.S. company at the time to provide these benefits.

•	We participate in public advocacy relating to trade policy. We believe that worker rights protections and enforcement measures should be an integral part of all bilateral, regional or multilateral trade negotiations in an environment of increasing globalization. We believe we were the first multinational apparel company to publicly advocate this position.

•	The Levi Strauss Foundation, a charitable foundation supported by us, focuses its grant making on alleviating poverty for women and youth in countries where we operate through three interrelated strategies: preventing the spread of HIV/AIDS, specifically in communities with extreme need, scarce resources and where Levi Strauss & Co.. has a business presence; helping women and youth build, own and have access to financial and social assets; and strengthening workers’ rights and improving working and living conditions in communities where our products are manufactured.

•	We support and encourage employee community involvement through volunteer activities, paid time off and grants by the Levi Strauss Foundation to nonprofit organizations to whom our employees provide volunteer or financial support.

•	The Red Tab Foundation, a nonprofit organization created and largely funded by our employees, offers services and financial assistance to our employees and retirees who, due to emergency or other unexpected circumstances, may be unable to afford life’s basic necessities.

Employees

As of November 26, 2006, we employed approximately 10,680 people, approximately 3,630 of whom were located in the United States, 3,540 in Europe, 3,190 in Asia Pacific, and 320 in Canada and Mexico. We added approximately 1,000 employees in 2006. Most of the new employees were associated with our company-operated stores. Approximately 3,870 of our employees were associated with manufacturing of our products and approximately 6,810 were non-production employees. Of the non-production employees, approximately 1,500 worked in distribution. Most of our distribution employees in the United States are covered by various collective bargaining agreements. Outside the United States, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We consider our relations with our employees to be good and have not recently experienced any material job actions or labor shortages.

Government Regulation

We are subject to federal, state, local and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, products liability, product labeling, consumer protection and anti-corruption. In the United States, these laws include the Occupational Safety and Health Act, the Flammable Fabrics Act, the Textile Fiber Products Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We are also subject to import and export laws, including U.S. economic sanction and embargo regulations, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations. We are also subject to comparable laws of the European Union, Japan and other foreign jurisdictions where we have a presence. We believe that we are in substantial compliance with the applicable federal, state, local and foreign laws and regulations governing our business.

All of our import operations are subject to tariffs and quotas set by governments through mutual agreements or bilateral actions. Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the U.S.-Dominican Republic-Central America Free Trade

Agreement, the Egypt Qualified Industrial Zone program and the activities and regulations of the World Trade Organization.

Item 1A.	RISK FACTORS

Risks Relating to the Industry in Which We Compete

Our revenues are influenced by general economic cycles.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete could reduce our sales and adversely affect our business and financial condition. For example, the price of oil has fluctuated widely in the past. A rise in oil prices could adversely affect consumer spending and demand for our products and also increase our operating costs, both of which could adversely affect our business and financial condition.

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

The worldwide apparel industry is characterized by constant product innovation due to changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. In addition, we must create products that appeal to multiple consumer segments at a range of price points. Failure on our part to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices and impair the image of our brands. Moreover, our newer products may not produce as high a margin as our traditional products, which may have an adverse effect on our overall margins and profitability.

The worldwide apparel industry is subject to ongoing pricing pressure.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and a continuing focus on apparel in the mass merchant channel of distribution in the United States. These factors contribute to ongoing pricing pressure throughout the supply chain. This pressure has had the effects below and may continue to:

•	require us to introduce lower-priced products or provide new or enhanced products at the same prices;

•	require us to reduce wholesale prices on existing products;

•	result in reduced gross margins across our product lines;

•	increase retailer demands for allowances, incentives and other forms of economic support; and

•	increase pressure on us to reduce our production costs and our operating expenses.

Any of these factors could adversely affect our business and financial condition.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, may make it difficult for us to sustain the level of cost of goods savings we have achieved in recent years and result in a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Our business is subject to risks associated with sourcing and manufacturing overseas.

We import finished garments and raw materials into all of our operating regions. Substantially all of our import operations are subject to customs and tax requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Dominican-Republic Central America Free Trade Agreement, the Egypt Qualified Industrial Zone program and the activities and regulations of the World Trade Organization. Although generally these trade agreements have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or homeland security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Risks Relating to Our Business

Our net sales have not grown for ten years, we have substantial debt and actions we have taken and may take to turn around our business may not be successful over the long term.

Our net sales have declined from a peak of $7.1 billion in 1996 to $4.1 billion in 2003, and have remained roughly flat since 2003. We face intense competition, increased focus by retailers on private label offerings, customer consolidation, growth in distribution sales channels where we traditionally have not had a strong presence, declining sales of traditional core products and continuing pressure on both wholesale and retail pricing. Our ability to successfully compete is impaired by our substantial debt and interest expense, which reduces our operating flexibility and limits our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable debt levels. In addition, the strategic, operations and management changes we have made in recent years to turn around our business and drive future sales growth may not be successful over the long term.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products. We may be unable to increase sales of our products through these distribution channels for several reasons including the following:

•	These customers maintain substantial, and seek to grow, private label offerings, as they seek to differentiate the brands and products they offer from those of their competitors.

•	Other channels, including vertically integrated specialty stores and multi-brand specialty stores, account for a substantial portion of jeanswear and casual wear sales and have placed competitive pressure generally on the chain and department store channels.

Our ability to maintain retail floor space, market share and sales in these channels depends on our ability to offer differentiated and exclusive products and to increase retailer profitability on our products, which could have an adverse impact on our margins. In addition, recent efforts by mass channel retailers in the United States to expand their private label offerings may reduce floor space devoted to our Levi Strauss Signature® products, which could have an adverse impact on our sales. For example, we experienced such impacts in 2006 as a result of actions taken by Wal-Mart to increase its private label women’s business.

In Europe, department stores and independent jeanswear retailers are our primary distribution channels. These channels have experienced challenges competing against vertically integrated specialty stores. Further success by vertically integrated specialty stores may adversely affect the sales of our products in Europe.

We depend on a group of key customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our 10 largest customers totaled approximately 42% of total net revenues in both 2006 and 2005. Our largest customer, J.C. Penney Company, Inc., accounted for approximately 9% and 8% of net revenues in 2006 and 2005, respectively. The retail industry in the United States has experienced substantial consolidation in recent years. For example, Federated Department Stores, Inc. and May Department Stores Co., both of whom were leading department store chains and significant Levi’s® and Dockers® brand customers, merged in 2005. Consolidation in the retail industry has resulted in store closures, centralized purchasing decisions, increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by retailers on inventory management and productivity.

A decision by a major customer, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the floor space, assortments, fixtures or advertising for our products or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, while we have long-standing customer relationships, we do not have long-term contracts with any of our customers. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time.

We must attract younger consumers and more female consumers to our brands.

In the United States, our Levi’s® and Dockers® brand sales are weighted towards male consumers 35 years and older. This is due partly to the aging of our traditional consumer, the baby boomer generation, as well as the presence in the market of multiple brands that target younger consumers. If we are not successful in attracting younger consumers and more female consumers to our brands, our results of operations and our ability to grow will be adversely affected.

Our inability to revitalize our European business could harm our financial results.

Our European net sales declined by approximately 8.5% and 8.0% on a constant currency basis in 2006 and 2005, respectively. The declines were attributable to a variety of factors, including loss of retail distribution, growth in the vertically integrated specialty store channel, declines in market share especially among 15-34 year-old consumers and the impact of organizational changes. In addition, in the third quarter of 2006, we announced that we would stop selling the Levi Strauss Signature® brand in Europe (which represented less than 3% of our European net revenues in 2006) after the Spring 2007 season due to limited expansion opportunities in the value channel in Europe. Although we have taken product, marketing, distribution and organizational actions to reverse these sales declines, if our actions are not successful on a sustained basis, our results of operations and our ability to grow will be adversely affected.

Our Levi Strauss Signature® business could erode our margins and our sales of our Levi’s® products.

Our Levi Strauss Signature® brand, which includes a broad line of jeans and casual apparel products, is available at mass channel retailers across the United States, including Wal-Mart, Target and Kmart, and in mass channel retailers and other value-oriented retailers outside of the United States. Although we believe that we have not experienced any substantial cannibalization of our Levi’s® brand, it is possible that sales of Levi Strauss Signature® products through the mass channel may result in reduced Levi’s® brand sales. In addition, by offering a less expensive brand in the mass channel that carries the “Levi Strauss” name, it is possible that we may adversely affect the perception and appeal of our Levi’s® brand by both our current retailers who sell our products and consumers who purchase our products. A decision by a retailer to stop carrying or reduce its support of the Levi’s® brand or reduced purchases by consumers could result in an overall decrease in our sales.

During the past two years, we have experienced significant changes in senior management. The success of our business depends on our ability to attract and retain qualified and effective senior management.

We have had substantial change in our senior management team. Our new president and chief executive officer, R. John Anderson, assumed his position in November 2006. In October 2006, we promoted the president of our U.S. Levi’s® business to also serve as president of our North America region, and we named a new leader of our Asia Pacific region. The position of president of our European region, which we will fill in late February 2007, has been vacant since February 2006, and the region has been overseen by our chief executive officer during that period. Our senior human resources executive is leaving us in February 2007. In addition, in the last 20 months we also appointed a new president of our U.S. Dockers® business, a new leader of our global sourcing organization and a new general counsel. Continuing changes in our senior management group could have an adverse effect on our ability to implement our strategies and on our results of operations.

Increasing the number of our company-operated stores will require us to develop new capabilities and increase our expenditures.

We plan to expand the number of our company-operated retail stores dedicated to our brands. Although we currently operate 138 retail stores, we are primarily a wholesaler and an increase in the number of company-operated stores will require us to further develop our retailing skills and capabilities. In addition, it may be difficult for us to identify and obtain retail space in locations and on terms we find acceptable. We will be required to enter into additional leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture, if we decide to close a store or change our strategy. We must also offer a broad product assortment (especially women’s and tops), appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. Finally, we will need to hire and train qualified employees and incur additional costs to operate these stores, which will increase our operating expenses. These factors, including those relating to securing retail space and management talent, are exacerbated by the fact that many of our competitors either have large company-operated retail operations today or are seeking to expand substantially their retail presence.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including replacing legacy systems with successor systems, making changes to legacy systems and acquiring new systems with new functionality. For example, we are implementing an SAP enterprise resource planning system in Asia, North America and our global sourcing organization, which we also plan to implement in Europe in the coming years. There are inherent costs and risks associated with replacing and changing these systems, including substantial capital expenditures, demands on management time and the risk of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source approximately 95% of our products from independent contract manufacturers who purchase fabric and other raw materials and may also provide us with design and development services. As a result, we must locate and secure production capacity and we depend on independent manufacturers to maintain adequate financial resources, to secure a sufficient supply of raw materials and to maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, we may experience capability building and infrastructure challenges as we expand our sourcing to new contractors in Asia, the Middle East and Africa.

Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A contractor’s failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

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

We are a global company with nearly half our revenues coming from our international operations, which exposes us to political and economic risks.

We generated approximately 40% of our net revenues from our European and Asia Pacific businesses in 2006 and 2005. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States;

•	less protective foreign laws relating to intellectual property; and

•	political, economic and social instability.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Our consolidated net revenues in 2006 of $4.2 billion were stable as compared to 2005 on both a reported and constant currency basis. In addition, although we engage in hedging activities to manage our foreign currency exposures, our earnings may be subject to volatility since we are required to record in income the changes in the market values of our exposure management instruments that do not qualify for hedge accounting treatment. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations, and China’s policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects.

We have made changes in our logistics operations in recent years and continue to look for opportunities to increase efficiencies.

We have closed several of our distribution centers in recent years and continually work to identify additional opportunities to optimize our distribution network and reduce total delivered product cost. Changes in logistics and distribution activities could result in temporary shipping disruptions and expense as we bring new arrangements to full operation, which could have an adverse effect on our results of operations.

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

We license our trademarks to third parties for manufacturing, marketing and distribution of various products. While we enter into comprehensive agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our supplier code of conduct. These activities could harm our brand equity, our reputation and our business.

Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized imitation of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other proprietary intellectual property, and we may not be able to successfully resolve those claims. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.

We have substantial liabilities and cash requirements associated with postretirement benefits, pension and deferred compensation plans, and with our restructuring activities.

Our postretirement benefits, pension, and deferred compensation plans, and our restructuring activities result in substantial liabilities on our balance sheet, which as of November 26, 2006, and November 27, 2005, totaled $729.9 million and $849.8 million, respectively. In addition, these plans and activities have and will generate substantial cash requirements for us. For example, for 2006, we made net cash payments of approximately $107 million relating to our pension and postretirement benefits plans and our restructuring activities. For 2007, we expect to make net cash payments of approximately $90 million relating to our deferred compensation, postretirement benefits and pension plans, and our restructuring activities.

These liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our corporate headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our headquarters, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our other facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers or customers are affected by earthquakes, power shortages, floods, monsoons, terrorism, epidemics or other events outside of our control, our business could suffer.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt securities.

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ending November 30, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. The report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Beginning with our Annual Report for the year ending November 29, 2009, our independent registered public accounting firm will be required to issue a report on their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of the relevant period. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities.

Risks Relating to Our Substantial Debt

We have substantial debt and interest payment requirements that may restrict our future operations.

As of November 26, 2006, we had approximately $2.2 billion of debt, of which substantially all was unsecured, and we had approximately $317.5 million of additional borrowing capacity under our senior secured revolving credit facility. Our substantial debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. It could also have important adverse consequences to holders of our securities. For example, it could:

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

In addition, any future borrowings under our senior secured revolving credit facility will be at variable rates of interest. Our floating rate senior unsecured notes due 2012 also bear interest at a variable rate. As a result, increases in market interest rates would require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations and affect the trading price of our debt securities. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.

Restrictions in our notes indentures and our senior secured revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

The indentures relating to our senior unsecured notes, our Yen-denominated Eurobonds and our senior secured revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.

If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our debt securities, which could force us to sell our assets or use cash that we were planning to use elsewhere in our business.

We conduct our international operations through foreign subsidiaries, which accounted for approximately 45% of our net revenues during 2006 and 2005. As a result, we depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us. If those subsidiaries are unable to pass on the amount of cash that we need, we will be unable to make payments on our debt obligations, which could force us to sell assets or use cash that we were planning on using elsewhere in our business, which could hinder our operations and affect the trading price of our debt securities.

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

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate five manufacturing-related facilities abroad and 13 distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 26, 2006, is summarized in the following table:

Location	Primary Use	Leased/Owned

North America
Little Rock, AR	Distribution	Owned	(1)
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Naucalpan, Mexico	Distribution	Leased

Europe
Heusenstamm, Germany	Distribution	Owned
Kiskunhalas, Hungary	Manufacturing and Finishing	Owned
Milan, Italy	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased
Warsaw, Poland	Distribution	Leased
Northhampton, U.K.	Distribution	Owned
Sabadell, Spain	Distribution	Leased

Asia Pacific
Adelaide, Australia	Distribution	Leased	(2)
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned
Hiratsuka Kanagawa, Japan	Distribution	Owned	(3)
Karawang, Indonesia	Finishing	Leased
Makati, Philippines	Manufacturing	Leased

(1)	This facility will be sold as a result of its closure in early 2007.

(2)	This facility was sold on December 5, 2005, and is being leased by us for an initial period of two years.

(3)	Owned by our 84%-owned Japanese subsidiary.

We also lease a manufacturing facility in Dongguan, China where a third-party operates production activities for us.

Our global headquarters and the headquarters of our North America region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. As of November 26, 2006, we also leased or owned 103 administrative and sales offices in 38 countries, as well as leased a small number of warehouses in four countries. We own or lease several facilities that are no longer in operation that we are working to sell or sublease.

In addition, as of November 26, 2006, we had 138 company-operated retail and outlet stores in leased premises in 18 countries. We had 47 stores in the North America region, 60 stores in the Europe region and 31 stores in the Asia Pacific region. In 2006, we opened 72 company-operated stores and closed one store. In 2007, we expect to open approximately 40 new company-operated stores in our Asia Pacific region, eight new company-operated stores in our Europe region and 38 new company-operated stores in our North America region.

Item 3.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  On April 14, 2003, two former employees of our tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, our financial statements for several years violated generally accepted accounting principles and SEC regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by us to withhold information concerning these matters from our independent registered public accounting firm and the Internal Revenue Service (“IRS”), that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

On December 7, 2004, plaintiffs requested and we agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. Trial of plaintiffs’ Sarbanes-Oxley Act claim, plaintiffs’ defamation claim and our counter-claims is currently set for November 5, 2007, pending approval of the court.

We are vigorously defending these cases and are pursuing our related cross-complaint against the plaintiffs in the state case. We do not expect this litigation to have a material impact on our financial condition or results of operations.

Class Actions Securities Litigation.  On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against us, a former chief executive officer, a former chief financial officer, a former corporate controller, our former and current directors and financial institutions alleged to have acted as our underwriters in connection with our April 6, 2001 and June 16, 2003 registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

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

Other Litigation.  In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any of these pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during our 2006 fiscal fourth quarter.

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

All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. As of February 1, 2007, the four voting trustees are Miriam L. Haas, Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman, three of whom are also directors. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders, who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

As of February 1, 2007, there were 174 record holders of voting trust certificates.

We have not declared or paid any cash dividends on our common stock since 1996. We may elect to declare and pay cash dividends in the future at the discretion of our board of directors and depending upon our financial condition and compliance with the terms of our debt agreements. Our senior secured revolving credit facility and the indentures governing our senior unsecured notes limit our ability to pay dividends. For more detailed information about these limitations, see Note 5 to our audited consolidated financial statements included in this report.

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended November 26, 2006.

The equity compensation plan information required by this item is incorporated in “Item 11 — Executive Compensation” of this annual report.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements that have been audited by KPMG LLP, an independent registered public accounting firm. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements for 2006, 2005 and 2004 and the related notes to those consolidated financial statements, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

	Year Ended		Year Ended		Year Ended		Year Ended	Year Ended
	November 26,		November 27,		November 28,		November 30,	November 24,
	2006		2005		2004		2003	2002
			(Dollars in thousands)

Statements of Operations Data:
Net sales	$4,106,572		$4,150,931		$4,093,615		$4,106,452	$4,157,443
Licensing revenue(1)	86,375		73,879		57,117		43,973	37,214

Net revenues	4,192,947		4,224,810		4,150,732		4,150,425	4,194,657
Cost of goods sold	2,216,562		2,236,962		2,288,406		2,516,521	2,456,191

Gross profit	1,976,385		1,987,848		1,862,326		1,633,904	1,738,466
Selling, general and administrative expenses	1,348,577		1,381,955		1,367,604		1,231,546	1,368,866
Restructuring charges, net of reversals	14,149		16,633		133,623		89,009	115,455

Operating income	613,659		589,260		361,099		313,349	254,145
Interest expense	250,637		263,650		260,124		254,265	186,493
Loss on early extinguishment of debt	40,278		66,066		—		39,353	—
Other (income) expense, net	(22,418)		(23,057)		5,450		51,023	41,065

Income (loss) before taxes	345,162		282,601		95,525		(31,292)	26,587
Income tax expense(2)	106,159		126,654		65,135		318,025	19,248

Net income (loss)	$239,003		$155,947		$30,390		$(349,317)	$7,339

Statements of Cash Flow Data:
Cash flows from operating activities	$261,880		$(43,777)		$199,896		$(190,650)	$200,729
Cash flows from investing activities	(69,597)		(34,657)		(12,930)		(84,484)	(59,353)
Cash flows from financing activities	(155,228)		23,072		(32,120)		349,096	(143,558)
Balance Sheet Data:
Cash and cash equivalents	$279,501		$239,584		$299,596		$143,445	$64,446
Working capital	805,976		657,374		609,072		778,311	582,918
Total assets	2,804,065		2,804,134		2,884,749		2,923,598	2,999,288
Total debt, excluding capital leases	2,217,412		2,326,699		2,323,888		2,316,429	1,846,977
Total capital leases	4,694		5,587		7,441		—	—
Stockholders’ deficit(3)	(994,047)		(1,222,085)		(1,370,924)		(1,393,172)	(1,028,329)
Other Financial Data:
Depreciation and amortization	$62,249		$59,423		$62,606		$64,176	$70,354
Capital expenditures	77,080		41,868		16,299		68,608	59,088
Ratio of earnings to fixed charges(4)	2.2	x	2.0	x	1.3	x	—	1.1x
Deficit of earnings to fixed charges(5)	—		—		—		$(29,747)	—

(1)	Royalties earned from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees have been classified as “Licensing revenue”. In prior years, these amounts were previously included in “Other operating income”. We made the change in presentation primarily because of the increased contribution of licensing arrangements to our consolidated operating income.

(2)	In January 2004, we revised the forecast we used in valuing our net deferred tax assets for 2003. Based on this revised long-term forecast, we increased our valuation allowance against deferred tax assets by $282.4 million for 2003.

(3)	Stockholders’ deficit primarily resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement. Funding for cash payments in the recapitalization was provided in part by cash on hand and in part from approximately $3.3 billion in borrowings under bank credit facilities.

(4)	For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and minority interest in consolidated subsidiaries. Fixed charges are defined as the sum of interest on all indebtedness, amortization of debt issuance costs and that portion of rental expense which we believe to be representative of an interest factor.

(5)	The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.0 in the case where earnings were less than the total fixed charges.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature® brands in markets around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear, home and other products. In 2006, we derived approximately 40% of our net revenues and regional operating income from our European and Asia Pacific businesses. Pants, including jeans, casual pants and dress pants, represented approximately 87% of our total units sold in 2006. Men’s products generated approximately 72% of our total net sales in 2006. We source approximately 95% of our products from independent contract manufacturers.

Our products are sold through more than 55,000 retail locations in multiple channels of distribution worldwide. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and dedicated franchised stores abroad. We distribute our Levi Strauss Signature® products primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad. Sales to our ten largest customers represented approximately 42% of our net revenues in 2006. We also distribute our Levi’s®, Dockers® and Levi Strauss Signature® products through our two company-operated online stores in the United States and 138 company-operated stores located in 18 countries including the United States. These stores generated approximately 4% of our net revenues in 2006.

Trends Affecting our Business

We believe the key marketplace factors affecting us include the following:

•	Apparel markets are mature in developed markets such as the United States, western Europe, Japan and Korea due in part to demographic shifts and the existence of appealing discretionary purchase alternatives. Opportunities for major brands are increasing in rapidly growing emerging markets such as India and China.

•	Brand proliferation continues around the world as companies compete with multiple brands and products targeted for specific consumer and retail segments.

•	Wholesaler/retailer dynamics are changing as retailers consolidate through mergers and acquisitions and as retailers, including mass channel retailers, build competitive private label and exclusive brand offerings. In addition, traditional wholesalers increasingly are investing in their own retail store distribution.

•	Specialty-stores, including vertically integrated retailers, continue to attract consumers and are looking to international markets to drive growth, further increasing competition from a channel in which our brands have not traditionally had a strong presence.

•	Quality low-cost sourcing alternatives continue to emerge around the world, resulting in pricing pressure and minimal barriers to entry for new competitors.

These factors contribute to a market environment of intense competition, constant product innovation and continuing cost pressure throughout the supply chain from manufacturer to consumer.

Our 2006 Results

Our 2006 results reflect our continued focus on generating strong cash flows and sustaining profitability while making investments we believe will drive future sales growth and productivity. Key results included:

•	Net Revenues. Full-year net revenues for our U.S. Levi’s® brand and U.S. Dockers® brand both increased in 2006 despite the impact of mergers and acquisitions involving several of our major U.S. customers. Our Asia Pacific businesses recorded its fifth consecutive year of net revenue growth. Our total net revenues were stable for a second year as decreases in our Europe and U.S. Levi Strauss Signature® businesses offset the growth in our other businesses. We ended the year with fourth quarter net revenues in each of our regions up over prior year, and total net revenues in the fourth quarter increasing by 4%.

•	Investments. We opened 72 company-operated stores during the year in 17 countries as we expand our dedicated store presence around the world. We continued a key productivity initiative, our phased worldwide implementation of an SAP enterprise resource planning system, by bringing SAP online in several additional Asia Pacific affiliates and preparing for launch in 2007 in our global sourcing organization.

•	Profitability. Our operating margin in 2006 was 15%, and excluding the impact of a $29.0 million postretirement benefit plan curtailment gain, was consistent with 2005 at 14% even as we made substantial investments in the business, including SAP and more retail stores. We maintained our full-year gross margin at 47% and our selling, general and administrative expenses as a percentage of net revenues decreased slightly as compared to 2005.

•	Cash flows. We increased our cash flows from operating activities by $305.7 million in 2006 due to lower income tax payments, higher net income and improved working capital management.

•	Debt. We prepaid our $488.8 million senior secured term loan by using cash on hand and issuing new unsecured senior notes. We reduced our unsecured debt through repaying our remaining 7.0% senior notes due 2006 of $77.9 million and repurchasing in the open market $50.0 million of our 12.25% senior notes due 2012. These actions resulted in lower interest costs, extension of our maturity profile and release of the lien on our trademarks.

We also reshaped our senior management team as we entered 2007. We appointed a new chief executive officer, R. John Anderson, upon the retirement of Philip A. Marineau, our former CEO, at the end of our 2006 fiscal year. We established a new North America structure and appointed the president of that organization, and named new presidents of our Europe and Asia Pacific businesses.

Our 2007 Objectives

Our key objectives for 2007 are to achieve profitable growth, continue to generate strong cash flow and reduce our debt. Critical actions to achieve this include:

•	Product: driving continued product innovation, deepening our penetration into premium segments and capitalizing on our unique global presence through adapting and commercializing products and programs across markets;

•	Sales and Distribution: driving sales growth through collaborative relationships with wholesale customers, expanded dedicated store distribution including opening additional franchised stores outside the United States and more than 80 company-operated stores in line with our location and economic requirements, and investment in emerging markets;

•	Sourcing: using our global scale and global sourcing organization to optimize the total landed cost of our products while maintaining the superior product quality our consumers expect from us;

•	Asset Efficiency: focusing on disciplined working capital management across our businesses;

•	Productivity: continuing our implementation, without disruption, of SAP in Asia Pacific, our global sourcing organization and the United States, and achieving greater efficiencies in logistics and other functions; and

•	Leadership: enabling the transition, integration and success of our new senior management team.

We believe we have the right strategies, capabilities and team in place to address both our challenges and our opportunities in the current competitive environment. In 2007 we expect to achieve, at minimum, net revenues that are stable with 2006 net revenues, and operating margins that are consistent with those in 2006. We intend to drive growth in our U.S. Levi’s® and Dockers® brand businesses, optimize our U.S. Levi Strauss Signature® brand, stabilize revenues in our Europe business, and achieve continued growth in our Asia Pacific region in part through focusing on emerging markets such as India and China.

Financial Information Presentation

Fiscal Year.  Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November each year. The 2006, 2005 and 2004 fiscal years each consisted of 52 weeks, ending on November 26, 2006, November 27, 2005, and November 28, 2004, respectively. All references to years relate to fiscal years rather than calendar years.

Segments.  Our business is currently organized into six segments across three geographic regions: North America, Europe and Asia Pacific. Our North American region includes our U.S. Levi’s®, Dockers® and Levi Strauss Signature® commercial business units. These commercial business units, together with our Canada and Mexico business and our Europe and Asia Pacific businesses, are our reporting segments for 2006. We are reviewing our reporting segments as a result of the establishment of a multi-brand North America organization in late 2006.

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to retail customers, including franchised stores, and direct sales to consumers at our company-operated stores. It includes allowances for estimated returns, discounts and retailer promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees.

•	Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead and also includes the cost of inbound freight, internal transfers and receiving and inspection at manufacturing facilities.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and other activities associated with our distribution network.

Changes in Presentation.  The audited consolidated financial statements for 2005 and 2004 included in this report have been reclassified to conform to the following changes in presentation made in 2006:

•	Due to the increased contribution of licensing arrangements to operating income, we classified royalties earned from the use of our trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees as “Licensing revenue” and included as part of consolidated net revenues. In prior years we presented these amounts below “Gross profit” as “Other operating income.”

•	As a result of changes in our internal reporting structure, we changed the measure of segment operating income to include depreciation expense for the assets managed by our business segments. We previously included depreciation expense as a component of “Corporate expense” in our business segment disclosure.

Correction of Net Revenues Presentation.  We determined in 2006 that in prior periods net sales relating to certain sales arrangements in our Asia Pacific business involving the use of a third-party were improperly presented net of costs incurred under these arrangements. We corrected the presentation for all prior periods reported within the consolidated statements of income. The effect of this correction increased both “Net sales” and “Selling, general and administrative expenses” in our consolidated statements of income by approximately $28 million, $26 million and $21 million for 2006, 2005 and 2004, respectively. The correction had no impact on our reported operating income, net income, consolidated balance sheets or consolidated statements of cash flows for any period, and an insignificant impact on gross profit and gross margin in all periods.

Results of Operations

2006 compared to 2005

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 26,	November 27,
			%	2006	2005
	November 26,	November 27,	Increase	% of Net	% of Net
	2006	2005	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,106.5	$4,150.9	(1.1)%	97.9%	98.3%
Licensing revenue	86.4	73.9	16.9%	2.1%	1.7%

Net revenues	4,192.9	4,224.8	(0.8)%	100.0%	100.0%
Cost of goods sold	2,216.5	2,236.9	(0.9)%	52.9%	52.9%

Gross profit	1,976.4	1,987.9	(0.6)%	47.1%	47.1%
Selling, general and administrative expenses	1,348.6	1,382.0	(2.4)%	32.2%	32.7%
Restructuring charges, net of reversals	14.1	16.6	(15.1)%	0.3%	0.4%

Operating income	613.7	589.3	4.1%	14.6%	13.9%
Interest expense	250.6	263.6	(4.9)%	6.0%	6.2%
Loss on early extinguishment of debt	40.3	66.1	(39.0)%	1.0%	1.6%
Other income, net	(22.4)	(23.0)	(2.6)%	(0.5)%	(0.5)%

Income before income taxes	345.2	282.6	22.2%	8.2%	6.7%
Income tax expense	106.2	126.7	(16.2)%	2.5%	3.0%

Net income	$239.0	$155.9	53.3%	5.7%	3.7%

Consolidated net revenues

The following table presents net revenues by segment for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 26,	November 27,	As	Constant
	2006	2005	Reported	Currency
		(Dollars in millions)

Net revenues:
U.S. Levi’s® brand	$1,294.0	$1,264.4	2.3%	2.3%
U.S. Dockers® brand	716.1	676.1	5.9%	5.9%
U.S. Levi Strauss Signature® brand	316.8	364.6	(13.1)%	(13.1)%
Canada and Mexico	206.6	200.3	3.1%	(0.1)%

Total North America	2,533.5	2,505.4	1.1%	0.9%
Europe	898.0	990.2	(9.3)%	(8.3)%
Asia Pacific	761.4	729.2	4.4%	6.5%

Total net revenues	$4,192.9	$4,224.8	(0.8)%	(0.3)%

Consolidated net revenues were stable on both a reported (0.8)% and constant currency basis (0.3)%. Increases in net revenues for the fiscal year in the U.S. Dockers® brand, our Asia Pacific business and the U.S. Levi’s® brand were offset by decreased net revenues in our Europe business and the U.S. Levi Strauss Signature® brand and the unfavorable translation impact of foreign currencies.

U.S. Levi’s® Brand.  The following table presents net sales and licensing revenue for our U.S. Levi’s® brand for the respective periods:

	Year Ended
	November 26,	November 27,	% Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Net sales	$1,275.9	$1,249.5	2.1%
Licensing revenue	18.1	14.9	21.5%

Total net revenues	$1,294.0	$1,264.4	2.3%

Net revenues in the U.S. Levi’s® brand, our largest business, grew in 2006 despite the impact of retail consolidation. Net revenues in the men’s and women’s categories were stable in 2006, while the boys’ category grew as compared to prior year. Our opening 21 additional company-operated retail stores during the year, and a favorable wholesale sales mix reflecting a lower proportion of discounted products in line with our pricing and product strategy, were the primary factors driving the increase. Our slim/straight fits and products with cleaner finishes and increased penetration in more premium distribution and price points, through products such as Levi’s Capital Etm and other premium lines, also contributed to the growth. Higher sales allowances to support our retailers and their promotion of our products partly offset the gross sales increase.

U.S. Dockers® Brand.  The following table presents net sales and licensing revenue for our U.S. Dockers® brand for the respective periods:

	Year Ended
	November 26,	November 27,	% Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Net sales	$687.2	$646.6	6.3%
Licensing revenue	28.9	29.5	(2.0)%

Total net revenues	$716.1	$676.1	5.9%

Total net revenues in the U.S. Dockers® brand increased from prior year, despite the impact of retail consolidation, due to growth in both our men’s and women’s categories. We successfully launched our wearing occasion strategy for men with products targeted for work, weekend, dress and golf, introduced our Dockers® Collection line and increased our seasonal/fashion mix in the women’s category through an overhaul of the women’s product range. Termination of a licensing agreement in the third quarter of 2005 resulted in the slight decrease in licensing revenues.

U.S. Levi Strauss Signature® Brand.  The following table presents net sales and licensing revenue for our U.S. Levi Strauss Signature® brand for the respective periods:

	Year Ended
	November 26,	November 27,	% Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Net sales	$312.5	$361.0	(13.4)%
Licensing revenue	4.3	3.6	19.4%

Total net revenues	$316.8	$364.6	(13.1)%

Net sales in the U.S. Levi Strauss Signature® brand decreased from prior year primarily due to a decrease in the women’s category resulting from Wal-Mart Stores, Inc.’s allocation of more retail space to its private label programs. Modest sales decreases in the young men’s category were offset by increases in the kids’ category. The U.S. Levi Strauss Signature® brand is a key component of our multi-channel distribution strategy and we are actively exploring ways to improve its net revenues performance.

Canada and Mexico.  The following table presents net sales and licensing revenue in our Canada and Mexico business for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 26,	November 27,	As	Constant
	2006	2005	Reported	Currency
		(Dollars in millions)

Net sales	$203.7	$198.0	2.9%	(0.5)%
Licensing revenue	2.9	2.3	26.1%	26.1%

Total net revenues	$206.6	$200.3	3.1%	(0.1)%

Total net revenues in the Canada and Mexico business increased from prior year due primarily to changes in foreign currency exchange rates which affected net revenues favorably by approximately $7 million in 2006. On a constant currency basis, growth in our Mexico business, particularly in men’s Levi’s® brand products, was offset by reduced sales of Levi’s® brand products to certain retailers in Canada as we shifted our product offerings to better align with our brand strategies.

Europe.  The following table presents net sales and licensing revenue in our Europe region for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 26,	November 27,	As	Constant
	2006	2005	Reported	Currency
		(Dollars in millions)

Net sales	$886.9	$981.1	(9.6)%	(8.5)%
Licensing revenue	11.1	9.1	22.0%	22.0%

Total net revenues	$898.0	$990.2	(9.3)%	(8.3)%

Total net revenues in Europe for 2006, as compared to 2005, decreased on both reported and on constant currency bases. Changes in foreign currency exchange rates impacted net revenues unfavorably by approximately $10 million in 2006.

The decrease in net sales on a constant currency basis occurred across all brands, primarily driven by lower demand for our products, especially in the first half of 2006, and our exit from certain retailers in line with our strategy to strengthen the premium positioning of the Levi’s® and Dockers® brands in Europe. Net sales attributable to our opening 26 additional company-operated retail stores during the year partially offset the decrease. Net sales in the second half of 2006 were stable as compared to prior year, helped by favorable currency fluctuation and an improved product offering. On a constant currency basis, net sales for the second half of 2006 decreased 4% as compared to the same period in 2005, whereas net sales for the first half of 2006 decreased 12% as compared to the same period in 2005. We believe the improved second half sales results indicate that our strategies — driving the premium positioning of our products, leveraging our local market model and increasing our retail presence through additional dedicated stores — are working.

As previously disclosed, we will stop selling the Levi Strauss Signature® brand in Europe after the Spring 2007 season due to currently limited expansion opportunities in the value channel in Europe and to allow for focus on our Levi’s® and Dockers® brands. Our Levi Strauss Signature® brand in Europe represented less than 3% of our total European net revenues in 2006.

Asia Pacific.  The following table presents net sales and licensing revenue in our Asia Pacific region for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 26,	November 27,	As	Constant
	2006	2005	Reported	Currency
	(Dollars in millions)

Net sales	$740.4	$714.7	3.6%	5.7%
Licensing revenue	21.0	14.5	44.8%	44.8%

Total net revenues	$761.4	$729.2	4.4%	6.5%

Total net revenues in the Asia Pacific region for 2006, as compared to 2005, increased on both reported and on constant currency bases. Changes in foreign currency exchange rates affected net revenues unfavorably by approximately $15 million in 2006.

Net revenues increased for 2006 in most countries across the Asia Pacific region. Increased sales of Levi’s® brand products in both the men’s and women’s categories, the continued expansion of our retail presence, including the addition of more than 100 franchised stores, and an increase in licensing revenues drove the revenue increase. However, net revenues for Japan, the largest affiliate in the region, decreased on a reported basis in 2006 by 16% for the full year and 8% for the fourth quarter as compared to prior year, due to a combination of a change in fashion trends, a weak advertising campaign and high retailer inventory that primarily affected the second half of 2006. The decline in Japan was more than offset by growth in the rest of the region, including our China and India affiliates, each of which nearly doubled its net sales over 2005.

Gross profit

The following table shows consolidated gross profit and gross margin for the respective periods:

	Year Ended
			%
	November 26,	November 27,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Net revenues	$4,192.9	$4,224.8	(0.8)%
Cost of goods sold	2,216.5	2,236.9	(0.9)%

Gross profit	$1,976.4	$1,987.9	(0.6)%

Gross margin	47.1%	47.1%	—

Gross profit and gross margin were flat relative to prior year. Gross margin increases resulting primarily from an increase in licensing revenue were offset primarily by a shift in the regional revenue contribution away from

Europe, which has the highest average gross margin of all our regions, to our U.S. businesses, which have lower gross margins.

Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the respective periods:

	Year Ended
				November 26,	November 27,
			%	2006	2005
	November 26,	November 27,	Increase	% of Net	% of Net
	2006	2005	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$303.2	$251.4	20.6%	7.2%	6.0%
Advertising and promotion	285.3	338.6	(15.7)%	6.8%	8.0%
Administration	305.7	326.2	(6.3)%	7.3%	7.7%
Other	454.4	465.8	(2.4)%	10.8%	11.0%

Total SG&A	$1,348.6	$1,382.0	(2.4)%	32.2%	32.7%

Total SG&A expenses decreased $33.4 million and as a percentage of net revenues as compared to prior year.

Selling.  Selling expense increased as compared to 2005, primarily reflecting additional selling costs associated with new company-operated stores dedicated principally to the Levi’s® brand, additional headcount in Asia Pacific to support our focus on emerging markets, and additional costs in our U.S. Dockers® brand to support growth in our women’s product line.

Advertising and promotion.  Advertising and promotion expenses decreased as compared to prior year driven primarily by decreased advertising spending in Europe to bring the spend in line with our other business units. We continue to support our brands through a diverse mix of advertising and promotion initiatives; as a percentage of their net revenues, advertising and promotion expenses in our North America and Asia Pacific regions were consistent with prior year.

Administration.  Administration includes finance, human resources, legal, executive management and certain other administrative and employee benefit costs. Total administration expenses were affected favorably by a benefit plan curtailment gain offset by costs associated with the retirement of our former CEO and the appointment of his successor. In the third quarter of 2006 we recognized a $29.0 million gain related to the curtailment of the postretirement benefit plan associated with the closure of the Little Rock, Arkansas, distribution center. Our CEO transition costs include $7.75 million in additional cash compensation and $5.4 million in non-cash pension curtailment loss in respect of our supplemental executive retirement plan resulting from the retirement of Mr. Marineau, and $3.8 million in additional cash compensation paid to Mr. Anderson upon his appointment as chief executive officer. A reduction in annual incentive compensation expense of $10.7 million in 2006 was offset by additional long-term incentive compensation expense totaling $7.2 million related to both our 2005 and 2006 Long-Term Incentive Plans and our Management Incentive Plan, for which performance is measured over multiple years. Excluding the curtailment gain and CEO transition costs, our administration expenses, including incentive compensation, decreased slightly as compared with 2005.

Other.  Other SG&A expenses include distribution, information resources, marketing, gain or loss on sale of assets, and other operating income. These costs decreased as compared to prior year primarily due to lower distribution costs in Europe as a result of lower sales volume and our prior restructuring actions, and a gain on the sale of our Nordic operations office in Europe, partially offset by an increase in information resources expense related to our implementation of SAP in our Asia Pacific region.

Restructuring charges

Restructuring charges, net of reversals, were $14.1 million and $16.6 million for 2006 and 2005, respectively. The 2006 amount primarily consisted of severance charges associated with the closure of the Little Rock, Arkansas, distribution center, headcount reductions in Europe related to consolidation of Nordic operations and our decision to stop selling the Levi Strauss Signature® brand in Europe, and additional lease costs associated with closed facilities in the United States. The 2005 amount primarily consisted of charges for severance and employee benefits for U.S. and Europe organizational changes in 2004. For more information, see Note 10 to our audited consolidated financial statements included in this report.

Operating income

The following table shows operating income for our commercial business units in the United States, for Canada and Mexico, and in total for the North America, Europe and Asia Pacific regions, and the significant components of corporate expense for the respective periods:

	Year Ended
	November 26,	November 27,	Increase/(Decrease)		2006 As % of	2005 As % of
	2006	2005	$	%	Net Revenues	Net Revenues
	(Dollars in millions)

Operating income:
U.S. Levi’s® brand	$291.3	$284.5	$6.8	2.4%	22.5%	22.5%
U.S. Dockers® brand	131.1	130.9	0.2	0.2%	18.3%	19.4%
U.S. Levi Strauss Signature® brand	31.4	19.4	12.0	61.9%	9.9%	5.3%
Canada and Mexico	43.3	51.3	(8.0)	(15.6)%	21.0%	25.6%

Total North America	497.1	486.1	11.0	2.3%	19.6%	19.4%
Europe	192.4	213.1	(20.7)	(9.7)%	21.4%	21.5%
Asia Pacific	142.6	144.9	(2.3)	(1.6)%	18.7%	19.9%

Total regional operating income	832.1	844.1	(12.0)	(1.4)%	19.8%*	20.0%*

Corporate expense:
Restructuring charges, net of reversals	14.1	16.6	(2.5)	(15.1)%	0.3%*	0.4%*
Postretirement benefit plan curtailment gain	(29.0)	—	(29.0)	—	(0.7)%*	0.0%*
Other corporate staff costs and expenses	233.3	238.2	(4.9)	(2.1)%	5.6%*	5.6%*

Total corporate expense	218.4	254.8	(36.4)	(14.3)%	5.2%*	6.0%*

Total operating income	$613.7	$589.3	$24.4	4.1%	14.6%*	13.9%*

Operating margin	14.6%	13.9%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes the changes in operating income by geographic region:

•	North America. Operating income increased for the region due principally to higher sales in the Levi’s® brand and operating margin improvement in the Levi Strauss Signature® brand, offset by an operating margin decline in our Canada business. Total operating margin for the region increased slightly as compared to 2005 as increases in gross margins in the Levi’s® brand and Levi Strauss Signature® brand due, in the latter case, to product cost savings and lower inventory markdowns, and lower general and administrative expenses in the Levi Strauss Signature® brand due to cost reductions we made to maintain profitability of the brand, were offset by higher selling expense primarily related to our opening additional company-operated retail stores.

•	Europe. The decrease in operating income was primarily attributable to lower net sales as the operating margin remained consistent with 2005. Higher selling expense related to 26 additional company-operated retail stores were offset by lower advertising and promotion and distribution expenses.

•	Asia Pacific. Operating income decreased due to the substantial net sales decrease in Japan. For the remainder of the region, operating income increased due to higher net sales and licensing revenue, which more than offset higher SG&A expenses related to our opening 22 company-operated retail stores and other investment in the region to support sales growth, higher information systems costs related to the implementation of SAP and the unfavorable impact of foreign currency translation.

Corporate expense.  Corporate expense is comprised of restructuring charges, net of reversals and other corporate expenses, including corporate staff costs.

Postretirement benefit plan curtailment gain relates to the closure of our Little Rock, Arkansas, distribution center. For more information, see Note 11 to our audited consolidated financial statements included in this report.

Other corporate staff costs and expenses decreased as compared to prior year primarily due to an increase in periodic postretirement benefit plan income (resulting from the annual remeasurement of the plan at the beginning of the year) and lower expenses in our global sourcing organization, partially offset by the incremental expenses incurred in connection with the retirement of Mr. Marineau and appointment of Mr. Anderson as our chief executive officer. A reduction in corporate annual incentive compensation expense of $9.0 million in 2006 was offset by additional long-term incentive compensation expense totaling $7.2 million related to both our 2005 and 2006 Long-Term Incentive Plans and our Management Incentive Plan, for which performance is measured over multiple years. Corporate expenses in 2006 and 2005 include amortization of prior service benefit of $55.1 million and $57.6 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003, and gross workers’ compensation reversals of $13.8 million and $21.1 million, respectively. We will continue to amortize the prior service benefit; however, we do not expect material workers’ compensation reversals in the future.

Interest expense

Interest expense decreased to $250.6 million for 2006 from $263.6 million in 2005. The decrease was attributable to lower average debt balances and lower average borrowing rates. The weighted average interest rate on average borrowings outstanding during 2006 and 2005 was 10.23% and 10.51%, respectively. The weighted average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, and excludes interest on obligations to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt

For the year ended November 26, 2006, we recorded losses of $40.3 million on early extinguishment of debt primarily as a result of our debt refinancing activities. During the year ended November 27, 2005, we recorded losses of $66.1 million. The 2006 losses were comprised of prepayment premiums and other fees and expenses of approximately $23.0 million and the write-off of approximately $17.3 million of unamortized capitalized costs. We incurred these costs in conjunction with our prepayment in March 2006 of the remaining balance of our term loan of approximately $488.8 million, the amendment in May 2006 of our senior secured revolving credit facility and open market repurchases of $50.0 million of our 2012 senior unsecured notes. The 2005 loss was comprised of tender offer premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. We incurred these costs in conjunction with our completion in January 2005 of a tender offer to repurchase $372.1 million of our $450.0 million principal amount 2006 senior unsecured notes, and completion in March and April 2005 of the tender offers and redemptions of all of our outstanding $380.0 million and €125.0 million 2008 senior unsecured notes. For more information, see Note 5 to our audited consolidated financial statements included in this report.

Other income, net

The following table summarizes significant components of other income, net:

	Year Ended
	November 26,	November 27,	% Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Foreign exchange management losses	$11.1	$1.1	909.1%
Foreign currency transaction gains	(17.0)	(14.7)	15.6%
Interest income	(15.6)	(8.0)	95.0%
Minority interest — Levi Strauss Japan K.K.	1.7	1.9	(10.5)%
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	—	1.3	(100.0)%
Other	(2.6)	(4.6)	(43.5)%

Total	$(22.4)	$(23.0)	(2.6)%

(1)	On March 31, 2005, we acquired full ownership of our joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from that entity was attributed to us.

Other income, net decreased to $22.4 million from $23.0 million in 2005. The slight decrease from prior year was primarily attributable to the net unfavorable impact of foreign currency fluctuation and an increase in interest income resulting from an increase in interest rates and higher average investment balances.

Income tax expense

Income tax expense was $106.2 million for the year 2006 compared to $126.7 million for 2005. The effective tax rate was 30.8% for the year 2006 compared to 44.8% for 2005. The decrease in the effective tax rate from 2005 was primarily driven by a modification of the ownership structure of certain of our foreign subsidiaries, which resulted in a reduction in the overall residual U.S. tax we expect to be imposed upon a repatriation of our unremitted foreign earnings. This change in ownership structure generated a non-recurring, non-cash reduction in tax expense of $31.5 million. The effective tax rate also decreased from 2005 as a result of our net reversal of valuation allowances totaling $28.7 million. The net $28.7 million benefit includes a $17.4 million benefit relating to state net operating loss carryforwards and a $13.8 million benefit relating primarily to net operating loss carryforwards and other foreign deferred tax assets in our European affiliates. Because of recent improvements in business performance and a more positive outlook, we believe it more likely than not that these deferred tax assets will be realized. The benefit of the reversal was partially offset by a $2.5 million increase in valuation allowance during the year relating to certain U.S. federal capital loss carryforwards.

We expect the main driver in the effective tax rate for the foreseeable future to be the impact of changes to the valuation allowance against our deferred tax assets and our ability to credit, rather than deduct, foreign taxes on our U.S. federal income tax return.

Net income

Net income for 2006 was $239.0 million, as compared to $155.9 million for 2005. The increase in 2006 was primarily due to a postretirement benefit plan curtailment gain, lower losses on early extinguishment of debt, tax benefits related to a change in the ownership structure of certain foreign subsidiaries, a reversal of deferred tax asset valuation allowances and lower interest expense.

2005 compared to 2004

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 27,	November 28,
			%	2005	2004
	November 27,	November 28,	Increase	% of Net	% of Net
	2005	2004	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,150.9	$4,093.6	1.4%	98.3%	98.6%
Licensing revenue	73.9	57.1	29.4%	1.7%	1.4%

Net revenues	4,224.8	4,150.7	1.8%	100.0%	100.0%
Cost of goods sold	2,236.9	2,288.4	(2.3)%	52.9%	55.1%

Gross profit	1,987.9	1,862.3	6.7%	47.1%	44.9%
Selling, general and administrative expenses	1,382.0	1,367.6	1.1%	32.7%	32.9%
Restructuring charges, net of reversals	16.6	133.6	(87.6)%	0.4%	3.2%

Operating income	589.3	361.1	63.2%	13.9%	8.7%
Interest expense	263.6	260.1	1.3%	6.2%	6.3%
Loss on early extinguishment of debt	66.1	—	100.0%	1.6%	0.0%
Other (income) expense, net	(23.0)	5.5	(518.2)%	(0.5)%	0.1%

Income before income taxes	282.6	95.5	195.9%	6.7%	2.3%
Income tax expense	126.7	65.1	94.6%	3.0%	1.6%

Net income	$155.9	$30.4	412.8%	3.7%	0.7%

Consolidated net revenues

The following table presents net revenues by segment for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 27,	November 28,	As	Constant
	2005	2004	Reported	Currency
	(Dollars in millions)

Net revenues:
U.S. Levi’s® brand	$1,264.4	$1,262.0	0.2%	0.2%
U.S. Dockers® brand	676.1	679.1	(0.4)%	(0.4)%
U.S. Levi Strauss Signature® brand	364.6	337.0	8.2%	8.2%
Canada and Mexico	200.3	188.6	6.2%	0.9%

Total North America	2,505.4	2,466.7	1.6%	1.2%
Europe	990.2	1,049.0	(5.6)%	(7.8)%
Asia Pacific	729.2	635.0	14.8%	11.6%

Total net revenues	$4,224.8	$4,150.7	1.8%	0.5%

U.S. Levi’s® Brand.  The following table presents net sales and licensing revenue for the U.S. Levi’s® brand for the respective periods:

	Year Ended
	November 27,	November 28,	% Increase
	2005	2004	(Decrease)
	(Dollars in millions)

Net sales	$1,249.5	$1,254.5	(0.4)%
Licensing revenue	14.9	7.5	98.7%

Total net revenues	$1,264.4	$1,262.0	0.2%

Net revenues in the U.S. Levi’s® brand were flat in 2005 as compared to 2004. Net sales decreased due to our decision to license and discontinue underperforming categories to ensure that products were more category competitive in core channels of distribution and improve profitability. Drivers of increased net sales for continuing categories included new premium finishing and new products in both the young men’s and women’s categories; higher net sales of excess and obsolete inventory to off-price channels; and enhanced order fulfillment in conjunction with better inventory supply management. Additionally, we continued our focus on investment in retail floor presentations with top retail customers and expanded retail store presence with the addition of new company-operated stores and an online store.

U.S. Dockers® Brand.  The following table presents net sales and licensing revenue for the U.S. Dockers® brand for the respective periods:

	Year Ended
	November 27,	November 28,	% Increase
	2005	2004	(Decrease)
	(Dollars in millions)

Net sales	$646.6	$649.4	(0.4)%
Licensing revenue	29.5	29.7	(0.7)%

Total net revenues	$676.1	$679.1	(0.4)%

Net revenues in the U.S. Dockers® brand were flat in 2005 as compared to 2004. Sales of certain product categories within the brand decreased due to the decision to license and discontinue underperforming categories. Sales were higher in men’s premium pants and shorts, partially offset by lower sales in the women’s category, which were attributable to a consumer shift away from basics to more fashion products and efforts to downsize the category. Additionally, we experienced lower product returns and allowances driven by fewer sales at discounted prices.

U.S. Levi Strauss Signature® Brand.  The following table presents net sales and licensing revenue for the U.S. Levi Strauss Signature® brand for the respective periods:

	Year Ended
	November 27,	November 28,	% Increase
	2005	2004	(Decrease)
	(Dollars in millions)

Net sales	$361.0	$336.0	7.4%
Licensing revenue	3.6	1.0	260.0%

Total net revenues	$364.6	$337.0	8.2%

Net revenues in the U.S. Levi Strauss Signature® brand increased for 2005 as compared to 2004. The increase was primarily driven by higher sales to new mass channel retailer accounts launched during the second half of 2004, new product introductions, and the introduction of a new Authentics denim product line.

Canada and Mexico.  The following table presents net sales and licensing revenue in the Canada and Mexico business for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 27,	November 28,	As	Constant
	2005	2004	Reported	Currency
	(Dollars in millions)

Net sales	$198.0	$186.5	6.2%	0.8%
Licensing revenue	2.3	2.1	9.5%	9.5%

Total net revenues	$200.3	$188.6	6.2%	0.9%

Total net revenues in the Canada and Mexico business for 2005 increased from 2004 due primarily to volume growth and pricing changes across all brands, partially offset by a decrease in net sales to mass channel retailers and wholesale pricing changes in Canada. Changes in foreign currency exchange rates affected net revenues favorably by approximately $10 million for 2005.

Europe.  The following table presents our net sales and licensing revenues in the Europe region for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 27,	November 28,	As	Constant
	2005	2004	Reported	Currency
	(Dollars in millions)

Net sales	$981.1	$1,042.1	(5.9)%	(8.0)%
Licensing revenue	9.1	6.9	31.9%	31.9%

Total net revenues	$990.2	$1,049.0	(5.6)%	(7.8)%

Net revenues in our Europe region decreased as reported and on a constant currency basis for 2005 as compared to 2004. Changes in foreign currency exchange rates impacted net revenues favorably by approximately $23 million for 2005.

The decrease in net revenues on a constant currency basis was primarily driven by a decrease in sales for Levi’s® brand products, and increased sales discounts and allowances. Lower demand throughout Europe unfavorably affected replenishment during the year. A reduction in Dockers® brand sales due to lower demand as well as the unfavorable impact of restructuring the Dockers® business model in Europe, which we commenced in 2004, also contributed to the net sales decline. The decrease in net sales was partially offset by an increase in average selling price as a result of ongoing repositioning of the Levi’s® brand in Europe as a premium product.

Asia Pacific.  The following table presents net sales and licensing revenues in the Asia Pacific region for the respective periods:

	Year Ended
			% Increase (Decrease)
	November 27,	November 28,	As	Constant
	2005	2004	Reported	Currency
	(Dollars in millions)

Net sales	$714.7	$625.0	14.4%	11.0%
Licensing revenue	14.5	10.0	45.0%	45.0%

Total net revenues	$729.2	$635.0	14.8%	11.6%

Net revenues in the Asia Pacific region increased as reported and on a constant currency basis for 2005 as compared to 2004. Changes in foreign currency exchange rates for 2005 affected net revenues favorably by approximately $21 million.

The increase in net revenues, primarily Levi’s® brand products, were driven by an improved product sales mix, especially premium, new fits and finishes for both men’s and women’s categories and a strong performance of Levi’s® Lady Style products. Additionally, we continued expansion of our retail presence through additional store openings and upgrades of existing stores to more current retail formats. Net sales increased in most countries within the Asia Pacific region, particularly in Japan, the largest affiliate in the region.

Gross profit

The following table shows consolidated gross profit and gross margin for the respective periods:

	Year Ended
			%
	November 27,	November 28,	Increase
	2005	2004	(Decrease)
	(Dollars in millions)

Net revenues	$4,224.8	$4,150.7	1.8%
Cost of goods sold	2,236.9	2,288.4	(2.3)%

Gross profit	$1,987.9	$1,862.3	6.7%

Gross margin	47.1%	44.9%	2.2	percentage points

Gross profit and gross margin increased from prior year. Gross margin increases resulting from:

•	increased net revenues in our Asia Pacific and Mexico businesses, which have higher average gross margins;

•	more premium positioning of our Levi’s® brand in our Europe business;

•	lower sourcing costs resulting from various cost reduction initiatives, including utilization of low cost sourcing locations and more effective negotiations with suppliers;

•	improved management of returns, allowances and product transition costs, particularly in our U.S. Dockers® business; and

•	higher average selling prices on our close-out products, resulting from our proactive approach to identifying and managing our slow moving and past season inventory;

were partially offset by:

•	decreased net revenues in Europe, which has the highest average gross margin of all our regions; and

•	lower gross margin on our Levi Strauss Signature® products, due in part to an increased investment in product fits and finishes.

Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network in cost of goods sold.

Selling, general and administrative expenses

The following table shows SG&A for the respective periods:

	Year Ended
				November 27,	November 28,
			%	2005	2004
	November 27,	November 28,	Increase	% of Net	% of Net
	2005	2004	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$251.4	$244.9	2.7%	6.0%	5.9%
Advertising and promotion	338.6	307.6	10.1%	8.0%	7.4%
Administration	326.2	335.0	(2.6)%	7.7%	8.1%
Other	465.8	480.1	(3.0)%	11.0%	11.6%

Total SG&A	$1,382.0	$1,367.6	1.1%	32.7%	32.9%

Total SG&A expenses increased $14.4 million for 2005 and as a percentage of net revenues as compared to prior year.

Advertising and promotion.  Advertising and promotion expenses increased as compared to prior year driven primarily by higher media spending in Europe and Asia Pacific and increased advertising spending for the U.S. Dockers® and U.S. Levi Strauss Signature® brands.

Administration.  The decrease in administration expense was primarily driven by net reductions in workers’ compensation reserves due to changes in estimated future claims payments as a result of more favorable than projected claims development during 2005; we recorded net reductions to our workers’ compensation reserves of approximately $14.0 million for 2005, compared to a net expense of $3.2 million for 2004. These factors were partially offset by higher third-party expenses for compliance activities related to Section 404 of the Sarbanes-Oxley Act. An increase in annual incentive compensation expense of $10.9 million in 2005 was offset by a reduction in long-term incentive compensation expense totaling $14.1 million related to both our 2005 and 2004 Long-Term Incentive Plans and our Management Incentive Plan, for which performance is measured over multiple years.

Other.  Other SG&A expenses decreased as compared to prior year primarily due to lower distribution costs, particularly in Europe as a result of lower sales.

Restructuring charges

Restructuring charges, net of reversals, of $16.6 million for 2005 related primarily to current period activities associated with our 2004 U.S., Europe and Dockers® Europe reorganization initiatives. Restructuring charges, net of reversals, of $133.6 million for the year ended November 28, 2004 primarily related to 2004 reorganization initiatives in the United States and Europe. Those activities included plant closures, organizational changes and charges related to the suspension in early 2004 of an enterprise resource planning system installation. In addition, in 2004, we incurred restructuring charges related to organizational changes initiated in 2003.

Operating income

The following table shows operating income for our commercial business units in the United States, for Canada and Mexico, and in total for the North America, Europe and Asia Pacific regions, and the significant components of corporate expense for the respective periods:

	Year Ended
	November 27,	November 28,	Increase/(Decrease)		2005 As % of	2004 As % of
	2005	2004	$	%	Net Revenues	Net Revenues
	(Dollars in millions)

Operating income:
U.S. Levi’s® brand	$284.5	$285.1	$(0.6)	(0.2)%	22.5%	22.6%
U.S. Dockers® brand	130.9	137.4	(6.5)	(4.7)%	19.4%	20.2%
U.S. Levi Strauss Signature® brand	19.4	33.2	(13.8)	(41.6)%	5.3%	9.9%
Canada and Mexico	51.3	41.0	10.3	25.1%	25.6%	21.7%

Total North America	486.1	496.7	(10.6)	(2.1)%	19.4%	20.1%
Europe	213.1	154.5	58.6	37.9%	21.5%	14.7%
Asia Pacific	144.9	120.1	24.8	20.6%	19.9%	18.9%

Total regional operating income	844.1	771.3	72.8	9.4%	20.0%*	18.6%*

Corporate expense:
Restructuring charges, net of reversals	16.6	133.6	(117.0)	(87.6)%	0.4%*	3.2%*
Employee benefit plans curtailment gains	—	(31.3)	31.3	0.0%	0.0%*	(0.8)%*
Other corporate staff costs and expenses	238.2	307.9	(69.7)	(22.6)%	5.6%*	7.4%*

Total corporate expense	254.8	410.2	(155.4)	(37.9)%	6.0%*	9.9%*

Total operating income	$589.3	$361.1	$228.2	63.2%	13.9%*	8.7%*

Operating margin	13.9%	8.7%

*	Percentage of consolidated net revenues

Total operating income and operating margin increased for 2005, as compared to 2004. The increase for 2005, as compared to 2004, was primarily attributable to lower restructuring charges, net of reversals, increased operating income in the Europe and Asia regions and lower other corporate staff costs and expense.

Regional operating income.  The following describes fluctuations in operating income by geographic region for 2005, as compared to 2004:

•	North America. The decrease was primarily attributable to increased selling, general and administrative expenses in the region and lower gross profit in the U.S. Levi Strauss Signature® brand. Partially offsetting the decline were higher gross profits in both the U.S. Dockers® brand and Mexico business along with lower returns and allowances and product sourcing costs.

•	Europe. The increase was primarily attributable to a higher gross profit and the favorable impact of foreign currency translation. These factors were partially offset by increased selling, general and administrative expenses, driven primarily by increased investment in advertising and promotion activities.

•	Asia Pacific. The increase was primarily attributable to higher gross profit and the favorable impact of foreign currency translation. These factors were partially offset by continued investment in growing sales in the region which resulted in higher selling, general and administrative expenses.

Corporate expense

Other corporate staff costs and expenses decreased for 2005, as compared to 2004, primarily due to the reorganization and cost reduction initiatives, changes made to benefit plans that have resulted in lower net expense, workers’ compensation reversals and lower long-term incentive compensation expense. Partially offsetting the decrease were increased third-party costs for compliance activities relating to Section 404 of the Sarbanes-Oxley Act and higher annual incentive compensation plan expenses in 2005. The increase in our annual incentive compensation plan expenses in 2005 was primarily due to the implementation of an additional employee incentive plan and higher anticipated payments under our Annual Incentive Plan.

Interest expense

Interest expense increased to $263.6 million for 2005 from $260.1 in 2004. The increase was attributable to higher average debt balances related to the time elapsed between our 2005 debt issuances and our use of the proceeds to tender and redeem a portion of our 2006 notes and all of our 2008 notes during the first half of 2005.

The weighted average interest rate on average borrowings outstanding during 2005 and 2004, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations, was 10.51% and 10.60%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Loss on early extinguishment of debt

During 2005, we recorded a $66.1 million loss on early extinguishment of debt as a result of debt refinancing activities during the year. The loss consisted of tender offer and redemption premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs. These costs were incurred in conjunction with the completion in January 2005 of a repurchase of $372.1 million of $450.0 million principal amount 2006 notes and in March and April 2005 of a repurchase and redemption of all of our 2008 notes.

Other (income) expense, net

The following table summarizes significant components of other income, net:

	Year Ended
	November 27,	November 28,	% Increase
	2005	2004	(Decrease)
	(Dollars in millions)

Foreign exchange management losses	$1.1	$26.8	(95.9)%
Foreign currency transaction gains	(14.7)	(15.0)	(2.0)%
Interest income	(8.0)	(3.9)	105.1%
Minority interest — Levi Strauss Japan K.K.	1.9	0.7	171.4%
Minority interest — Levi Strauss Istanbul Konfeksiyon(1)	1.3	0.1	1200.0%
Other	(4.6)	(3.2)	43.8%

Total	$(23.0)	$5.5	(518.2)%

(1)	On March 31, 2005, we acquired full ownership of our joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from that entity was attributed to us.

Other income, net increased $28.5 million for 2005, as compared to 2004. The increase was primarily attributable to net favorable impact of foreign currency fluctuation and an increase in interest income due to higher effective interest rates and higher average investment balances.

Income tax expense

Income tax expense was $126.7 million for 2005 compared to $65.1 million for 2004. The effective tax rate was 44.8% for the year 2005 compared to 68.2% for 2004. The decrease in the effective tax rate from 2005 was primarily driven by valuation allowance reversals.

Net income

Net income was $155.9 million for 2005, compared to net income of $30.4 million for 2004. The increase was driven by higher operating income and lower foreign exchange management contract losses, partially offset by the loss on early extinguishment of debt and higher income tax expense.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.

Cash Sources

We are a privately held corporation. We have historically relied primarily on cash flow from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales. Key sources of cash include earnings from operations and borrowing availability under our senior secured revolving credit facility.

The maximum availability under our senior secured revolving credit facility is $550.0 million. As of November 26, 2006, based on collateral levels as defined by the agreement, reduced by amounts reserved in accordance with this facility as described below, our total availability was approximately $407.1 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Unused availability was approximately $317.5 million.

As discussed in Note 5 to our audited consolidated financial statements included in this report, under the senior secured revolving credit facility as amended in May 2006, we are required to maintain certain reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent) including a $75.0 million reserve at all times. These reserves reduce the availability under our credit facility. As of November 26, 2006, and through the date of this report, we maintained all required reserves under this facility to meet these requirements.

As of November 26, 2006, we had cash equivalents in the United States totaling approximately $203.0 million, resulting in a net liquidity position (unused availability and liquid short-term investments) of $520.5 million in the United States.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans. In addition, we regularly explore debt reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, and we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

The following table presents selected cash uses in 2006 and the related projected cash requirements for these items in 2007:

		Projected Cash
	Cash Used in	Requirements in
	2006	2007
	(Dollars in millions)

Interest	$230	$213
Federal, foreign and state taxes (net of refunds)	83	81
Postretirement health benefit plans	22	23
Capital expenditures(1)	80	127
Pension plans(2)	69	14

Total selected cash requirements	$484	$458

(1)	The increase in projected capital expenditures in 2007 primarily reflects continued investment in company-operated retail stores in North America and costs associated with the implementation of SAP in our global sourcing organization and in the United States.

(2)	The decrease in projected pension plan contributions in 2007 primarily reflects the estimated amounts necessary to meet the minimum funding requirements for both our U.S. and international plans. Cash used in 2006 for our pension plans included voluntary contributions to the U.S. pension plans of $22.4 million in excess of actuarial recommendations. We do not expect to make any such voluntary contributions in 2007.

The following table provides information about our significant cash contractual obligations and commitments as of November 26, 2006:

	Payments Due or Projected by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in millions)

Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$2,217	$11	$—	$—	$—	$—	$2,206
Interest(1)	1,553	213	213	213	213	213	488
Capital lease obligations(2)	5	2	2	1	—	—	—
Operating leases(3)	434	86	76	66	60	58	88
Purchase obligations(4)	432	359	29	24	16	4	—
Postretirement obligations(5)	191	23	22	22	22	21	81
Pension obligations(6)	141	14	14	14	15	14	70
Long-term employee related benefits(7)	180	44	39	31	21	21	24
Other long-term liabilities(8)	47	—	7	6	7	7	20

Total	$5,200	$752	$402	$377	$354	$338	$2,977

(1)	Assumes constant interest rates until maturity. Uses three-month LIBOR rate as of November 26, 2006, for variable rate debt.

(2)	Capital lease obligations are primarily comprised of a logistics services agreement in Europe with a third-party that includes a capital lease for machinery and equipment.

(3)	We lease a number of manufacturing, distribution, office and retail facilities around the world. For more information, see “Item 2 — Properties.” Amounts reflect contractual obligations as of November 26, 2006, and therefore do not reflect our planned future openings of company-operated retail stores.

(4)	Amounts reflect estimated commitments of $292 million for inventory purchases and $140 million for human resources, advertising, information technology and other professional services. We do not have any material long-term raw materials supply agreements. We typically conduct business with our raw material suppliers, garment manufacturing and finishing contractors on an order-by-order basis. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 to 90 days).

(5)	We maintain two plans that provide postretirement benefits, principally health care, to qualified U.S. retirees and their qualified dependents. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. Our policy is to fund postretirement benefits as claims and premiums are paid. The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans’ actuaries. For more information, see Note 11 to our audited consolidated financial statements included in this report.

(6)	We have numerous noncontributory pension plans covering eligible employees. The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans’ actuaries. These estimated payments are based on assumptions and existing facts and circumstances, and are subject to change. They do not include any pension expense for future periods. For more information, see Note 11 to our audited consolidated financial statements included in this report.

(7)	Long-term employee-related benefits relate to the current and non-current portion of workers’ compensation, deferred compensation arrangements and liabilities for long-term incentive plans. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 15 to our audited consolidated financial statements included in this report.

(8)	Primarily comprised of rent accruals resulting from accounting for rental expense on a straight-line basis over the lease term.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in millions)

Cash provided by (used for) operating activities	$261.9	$(43.8)	$199.9
Cash used for investing activities	(69.6)	(34.7)	(12.9)
Cash (used for) provided by financing activities	(155.2)	23.1	(32.1)
Cash and cash equivalents	279.5	239.6	299.6

2006 as compared to 2005

Cash flows from operating activities

Cash provided by operating activities of $261.9 million in 2006 increased by $305.7 million as compared to cash used for operating activities of $43.8 million in 2005. The increase was primarily driven by:

•	an increase in net income adjusted to exclude non-cash transactions identified in the consolidated statements of cash flows;

•	a decrease in trade receivables primarily due to the earlier timing of sales recorded in the fourth quarter of 2006, resulting in increased customer payments prior to year end;

•	an increase in accounts payable and accrued liabilities due to improved payment terms with vendors, enabling longer payment cycles and resulting in a higher days payable outstanding ratio (in the prior year, we substantially expanded full package sourcing of our product from contract manufacturers who initially demanded very short payment terms);

•	a reduction in funding of our deferred compensation plan’s rabbi trust, which is included in other non-current assets;

•	decreased cash payments related to restructuring initiatives; and

•	a substantial reduction in tax payments due to settlements in 2005 with the IRS relating to the closure of their audits of tax years 1986-1999.

Cash flows from investing activities

Cash used for investing activities was $69.6 million for 2006, compared to $34.7 million for 2005. Cash used in both periods primarily related to investments made in information technology systems including the installation of

SAP in our Asia Pacific region and, for 2006, investments made in company-operated retail stores. The increases were partially offset by proceeds from the sale of property, plant and equipment related to the sale of our Nordic operations office in Europe during 2006 and the sale of assets related to restructuring activities in the United States and Europe in 2005.

Cash flows from financing activities

Cash used for financing activities was $155.2 million for 2006, compared to cash provided by financing activities of $23.1 million for 2005. Cash used for financing activities for 2006 reflects our use of the net proceeds, plus cash on hand, from the issuance in March 2006 of $350.0 million of our 2016 notes and an additional €100.0 million of our 2013 Euro notes to prepay the remaining balance of our term loan of approximately $488.8 million. In addition, in November 2006, we repaid the remaining $77.9 million on our 7.0% senior notes due 2006 and repurchased in the open market $50.0 million of our 12.25% senior notes due 2012.

Cash provided by financing activities for 2005 reflects our issuance of approximately $1.0 billion in unsecured notes during the period. The increase was largely offset by the repurchases and redemptions of $918.2 million in aggregate principal amount of our 2006 and 2008 notes, the payment of debt issuance costs of approximately $24.6 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million.

2005 as compared to 2004

Cash flows from operating activities

Cash used for operating activities of $43.8 million in 2005 reflects a cash reduction of $243.7 million as compared to cash provided by operating activities of $199.9 million in 2004. The reduction was primarily driven by:

•	$101.6 million higher incentive payments under our annual and long-term incentive compensation plans;

•	a $114.3 million increase in tax payments related primarily to settlements with the IRS to close tax years 1986-1999;

•	a decrease in accounts payable and accrued liabilities due primarily to shorter payment terms with our contract vendors, causing shorter payment cycles and resulting in a lower days payable outstanding ratio; and

•	an increase in funding of our deferred compensation plans’ rabbi trust, which is included in other non-current assets.

Partially offsetting these factors were a $100.5 million decrease in cash payments related to restructuring initiatives, and an increase in net income adjusted to exclude non-cash transactions identified on the accompanying consolidated statements of cash flows.

Cash flows from investing activities

Cash used for investing activities was $34.7 million for 2005 compared to $12.9 million for 2004. Cash used in both years primarily related to investments made in information technology systems, and in 2005, costs associated with the installation of SAP in the Asia Pacific region. In 2005, the increase was partially offset by gains on net investment hedge derivatives and proceeds from the sale of property, plant and equipment primarily related to restructuring activities in the United States and Europe.

Cash flows from financing activities

Cash provided by financing activities was $23.1 million for 2005 compared to cash used for financing activities of $32.1 million for 2004. Cash provided by financing activities for 2005 primarily reflected issuance of approximately $1.0 billion in unsecured notes during the period. The increase was largely offset by the repurchases and redemptions of $918.2 million in aggregate principal amount of our 2006 and 2008 notes, the payment of debt issuance costs of approximately $24.6 million and the full repayment of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million. Cash used for financing activities in 2004 primarily reflected required payments on the equipment financing and senior secured term loan as well as payments on short-term borrowings.

Indebtedness

As of November 26, 2006, and November 27, 2005, we had fixed rate debt of approximately $1.8 billion (82% of total debt) and $1.6 billion (71% of total debt), respectively, and variable rate debt of approximately $0.4 billion (18% of total debt) and $0.7 billion (29% of total debt), respectively. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company.

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

Critical Accounting Policies, Assumptions and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

We summarize our critical accounting policies below.

Revenue recognition.  Net sales is primarily comprised of sales of products to retail customers, including franchised stores, and direct sales to consumers at our company-operated stores. We recognize revenue on sale of product when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized when the sale is recorded net of an allowance for estimated returns, discounts and retailer promotions and incentives. Licensing revenue consists of royalties earned from the use of our trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees. Licensing revenues are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

We generally recognize allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. We estimate non-volume-based allowances based on historical rates as well as customer and product-specific circumstances and commitments. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances.

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

Income tax assets and liabilities.  We record a tax provision for the anticipated tax consequences of the reported results of our operations. In accordance with SFAS No. 109, “Accounting for Income Taxes” our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, we evaluate all significant available positive and negative evidence, including the existence of losses in recent years and the forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions we used in forecasting future taxable income require significant judgment and take into account recent performance.

Changes in the expectations regarding the realization of deferred tax assets could result in an increase or decrease in the provision for income taxes in future periods. If our business or expectations decline, we may be required to record additional valuation allowances in future periods. On the other hand, improvements in our business performance may in the future require us to record a reversal of all or a portion of the remaining valuation allowance due to a change in the assessment of our ability to use the related deferred tax assets. This impact could be material. Improvement or deterioration in projected earnings, changes in tax laws regarding carryforward periods, movement into or out of recent and cumulative loss positions for certain subsidiaries and identification of tax planning strategies could lead to changes in our expectations regarding realization of deferred tax assets. For example, because of recent improvements in business performance and a more positive outlook, we believe it more likely than not that certain deferred tax assets will be realized. As a result, we had a net reversal of valuation allowances totaling $28.7 million in 2006.

We are subject to examination of our income tax returns for multiple years by the IRS and certain other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our tax receivables and payables, deferred tax assets and liabilities, and the adequacy of our provision for income taxes.

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

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other income, net” in our consolidated statements of income. As a result, net income may be subject to volatility. The instruments that qualify for hedge accounting currently hedge our net investment position in certain of our subsidiaries and certain intercompany royalty flows. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The gains and losses on the contracts that qualify for hedge accounting treatment are recorded in the “Accumulated other comprehensive loss” in our consolidated balance sheets until the underlying has been settled and is then reclassified to earnings.

Employee Benefits and Incentive Compensation

Pension and Postretirement Benefits.  We have several non-contributory defined benefit retirement plans covering eligible employees. We also provide certain health care benefits for employees who meet age, participation and length of service requirements at retirement. In addition, we sponsor other retirement plans for our foreign employees in accordance with local government programs and requirements. We retain the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance.

We account for our U.S. and certain foreign defined benefit pension plans and our postretirement benefit plans using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.

Net pension income or expense is determined using assumptions as of the beginning of each fiscal year. These assumptions are established at the end of the prior fiscal year and include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a bond pricing model that was tailored to the attributes of our pension and postretirement plans to determine the appropriate discount rate to use for our U.S. benefit plans. We utilized information from a third party bond index to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries.

Employee Incentive Compensation.  We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. For our short-term plans, the amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Our long-term plans are intended to reward management for its long-term impact on our total earnings performance. Performance is measured at the end of a two- or three-year period based on our performance over the period measured against certain pre-established targets such as EBITDA or compound annual growth rates over the periods. Changes in the liabilities for these incentive plans generally correlate with our financial results and projected future financial performance and could have a material impact on our consolidated financial statements and on future financial performance.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates as they apply to us.

First Quarter of 2007

•	In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation to be carried at fair value, with changes in fair value recognized in earnings. The election can be made on an instrument-by-instrument basis. In addition, SFAS 155 provides that beneficial interests in securitized financial assets be analyzed to determine if they are freestanding or contain an embedded derivative. SFAS 155 applies to all financial instruments acquired, issued or subject to a remeasurement event after adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We do not believe the adoption of SFAS 155 will have a significant effect on our financial statements.

Second Quarter of 2007

•	In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We do not believe the adoption of EITF 06-3 will have a significant effect on our financial statements.

Fourth Quarter of 2007

•	In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. We have pension and other postretirement plans which will be impacted by the adoption of FAS 158. Based on third-party actuarial estimates of plan assets and obligations as of November 26, 2006, we estimate that had we been required to adopt the provisions of FAS 158 at the reporting date, the adoption would have resulted in a net decrease to total liabilities of approximately $172 million, with corresponding decreases to stockholder’s deficit of $106 million and to deferred tax assets of $66 million. The actual impact of the adoption of FAS 158 will depend on the valuation of plan assets and obligations at fiscal year-end 2007.

First Quarter of 2008

•	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

•	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S. and international retail environments;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates and energy prices;

•	our ability to revitalize our European business and to address challenges in our Japanese operations and our U.S. Levi Strauss Signature® business;

•	our customers’ continuing focus on private label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and successfully operating company-operated stores;

•	changes in our management team;

•	our ability to implement SAP throughout our business without disruption;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	mergers and acquisitions involving our top customers and their consequences;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to younger consumers and women;

•	changing fashion trends;

•	the impact of future restructuring and financing activities;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments;

•	changes in trade and tax laws; and

•	political or financial instability in countries where our products are manufactured.

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

Foreign Exchange Risk

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our cash flows. We typically take a long-term view of managing exposures, using forecasts to develop exposure positions and engaging in their active management.

We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we use a variety of financial instruments including forward exchange and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third-party and intercompany transactions. We manage the currency risk as of the inception of the exposure. We only partially manage the timing mismatch between our forecasted exposures and the related financial instruments used to mitigate the currency risk.

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

At November 26, 2006, we had U.S. dollar spot and forward currency contracts to buy $530.6 million and to sell $359.8 million against various foreign currencies. We also had Euro forward currency contracts to buy 32.1 million Euros (U.S. $42.0 million equivalent) and sell 9.1 million Euros (U.S. $11.9 million equivalent) against the Norwegian Krona, Polish Zloty and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2007.

At November 26, 2006, we had bought U.S. dollar option contracts resulting in a net purchase of $27.0 million against the Euro should the options be exercised. To finance the premium related to bought options, we sold U.S. dollar options resulting in a net purchase of $27.0 million against the Euro should the options be exercised. The option contracts expired on November 28, 2006.

At the respective maturity dates of the outstanding spot, forward and option currency contracts, we expect to enter into various derivative transactions in accordance with our currency risk management policy.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 26, 2006. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the total net position outstanding as of the stated date. A positive amount represents a long position in U.S. dollar versus the exposure currency, while a negative amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. All amounts are stated in U.S. dollar equivalents. All transactions will mature before the end of December 2007.

Outstanding Forward and Swap Transactions

	As of November 26, 2006
	Average Forward		Fair
Currency	Exchange Rate	Notional Amount	Value
		(Dollars in thousands)

Australian Dollar	0.77	$35,440	$(378)
Canadian Dollar	1.13	54,693	(132)
Swiss Franc	1.23	(23,673)	609
Danish Krona	5.77	19,663	(303)
Euro	1.29	5,366	(1,080)
British Pound	1.90	46,829	(834)
Hungarian Forint	202.98	(26,297)	468
Japanese Yen	114.69	3,072	960
Korean Won	937.41	8,248	(95)
Mexican Peso	11.01	14,211	153
Norwegian Krona	6.36	18,798	(178)
New Zealand Dollar	0.67	(5,523)	106
Polish Zloty	2.95	(10,892)	(62)
Swedish Krona	7.01	77,216	(1,250)
Singapore Dollar	1.58	(27,815)	528
Taiwan Dollar	32.88	11,437	(179)

Total		$200,773	$(1,667)

The following table presents the currency, average strike rate, notional amount and fair value of our outstanding foreign currency options. All amounts are stated in U.S. dollar equivalents. The notional amount represents the total net position outstanding as of the stated date should the option be exercised. A positive amount represents a long position in U.S. dollars, while a negative amount represents a short position in U.S. dollars, versus the relevant currency. We use a weighting factor based on the notional amounts of the outstanding transactions to determine the average strike rate. All transactions expired on November 28, 2006.

Outstanding Options Transactions

	As of November 26, 2006
	Average	Notional	Fair
Currency	Strike Rate	Amount	Value
		(Dollars in thousands)

Euro	1.28	$54,000	$(577)

Interest Rate Risk

We maintain a mix of medium and long-term fixed and variable rate debt. We currently do not actively manage the related interest rate risk and hold no interest rate derivatives.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted average interest rates for the years indicated based on expected maturity dates. The applicable floating rate index is included for variable rate instruments. All amounts are stated in U.S. dollar equivalents.

November 26, 2006
Expected Maturity Date

				Fair Value
	2007-2011	Thereafter	Total	2006
	(Dollars in thousands)

Debt Instruments
Fixed Rate (US$)	$—	$1,325,000	$1,325,000	$1,476,094
Average Interest Rate	—	10.51%	10.51%
Fixed Rate (Yen 20 billion)	—	172,801	172,801	167,617
Average Interest Rate	—	4.25%	4.25%
Fixed Rate (Euro 250 million)	—	327,025	327,025	346,647
Average Interest Rate	—	8.63%	8.63%
Variable Rate (US$)	—	380,000	380,000	391,400
Average Interest Rate(1)	—	10.23%	10.23%
Total Principal (face amount) of our debt instruments	$—	$2,204,826	$2,204,826	$2,381,758

(1)	Assumes no change in short-term interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Levi Strauss & Co.:

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and subsidiaries as of November 26, 2006, and November 27, 2005, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for each of the years in the three-year period ended November 26, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. and subsidiaries as of November 26, 2006, and November 27, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended November 26, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, CA
February 12, 2007

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 26,	November 27,
	2006	2005
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$279,501	$239,584
Restricted cash	1,616	2,957
Trade receivables, net of allowance for doubtful accounts of $17,998 and $26,550	589,975	626,866
Inventories:
Raw materials	13,543	16,431
Work-in-process	13,479	16,908
Finished goods	523,041	506,902

Total inventories	550,063	540,241
Deferred tax assets, net of valuation allowance of $41,759 and $42,890	101,823	94,137
Other current assets	86,292	57,388

Total current assets	1,609,270	1,561,173
Property, plant and equipment, net of accumulated depreciation of $530,513 and $471,545	404,429	380,186
Goodwill	203,989	202,250
Other intangible assets, net of accumulated amortization of $244 and $215	42,815	42,981
Non-current deferred tax assets, net of valuation allowance of $285,122 and $260,383	457,105	499,647
Other assets	86,457	117,897

Total assets	$2,804,065	$2,804,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current maturities of long-term debt and short-term borrowings	$11,089	$95,797
Current maturities of capital leases	1,608	1,510
Accounts payable	245,629	235,450
Restructuring liabilities	13,080	14,594
Accrued liabilities	194,601	187,145
Accrued salaries, wages and employee benefits	261,234	277,007
Accrued interest payable	61,827	61,996
Accrued taxes	14,226	30,300

Total current liabilities	803,294	903,799
Long-term debt, less current maturities	2,206,323	2,230,902
Long-term capital leases, less current maturities	3,086	4,077
Postretirement medical benefits	379,188	458,229
Pension liability	184,090	195,939
Long-term employee related benefits	136,408	156,327
Long-term tax liabilities	19,994	17,396
Other long-term liabilities	46,635	41,659
Minority interest	17,138	17,891

Total liabilities	3,796,156	4,026,219

Commitments and contingencies (Note 7)
Temporary equity (Note 14)	1,956	—
Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	89,837	88,808
Accumulated deficit	(959,478)	(1,198,481)
Accumulated other comprehensive loss	(124,779)	(112,785)

Stockholders’ deficit	(994,047)	(1,222,085)

Total liabilities, temporary equity and stockholders’ deficit	$2,804,065	$2,804,134

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in thousands)

Net sales	$4,106,572	$4,150,931	$4,093,615
Licensing revenue	86,375	73,879	57,117

Net revenues	4,192,947	4,224,810	4,150,732
Cost of goods sold	2,216,562	2,236,962	2,288,406

Gross profit	1,976,385	1,987,848	1,862,326
Selling, general and administrative expenses	1,348,577	1,381,955	1,367,604
Restructuring charges, net of reversals	14,149	16,633	133,623

Operating income	613,659	589,260	361,099
Interest expense	250,637	263,650	260,124
Loss on early extinguishment of debt	40,278	66,066	—
Other (income) expense, net	(22,418)	(23,057)	5,450

Income before income taxes	345,162	282,601	95,525
Income tax expense	106,159	126,654	65,135

Net income	$239,003	$155,947	$30,390

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Loss	Deficit
	(Dollars in thousands)

Balance at November 30, 2003	$373	$88,808	$(1,384,818)	$(97,535)	$(1,393,172)

Net income	—	—	30,390	—	30,390
Other comprehensive loss (net of tax)	—	—	—	(8,142)	(8,142)

Total comprehensive income	—	—	—	—	22,248

Balance at November 28, 2004	373	88,808	(1,354,428)	(105,677)	(1,370,924)

Net income	—	—	155,947	—	155,947
Other comprehensive loss (net of tax)	—	—	—	(7,108)	(7,108)

Total comprehensive income	—	—	—	—	148,839

Balance at November 27, 2005	373	88,808	(1,198,481)	(112,785)	(1,222,085)

Net income	—	—	239,003	—	239,003
Other comprehensive loss (net of tax)	—	—	—	(11,994)	(11,994)

Total comprehensive income	—	—	—	—	227,009

Stock-based compensation (net of $1,956 temporary equity)	—	1,029	—	—	1,029

Balance at November 26, 2006	$373	$89,837	$(959,478)	$(124,779)	$(994,047)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net income	$239,003	$155,947	$30,390
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	62,249	59,423	62,606
Asset write-offs associated with reorganization initiatives	—	1,610	35,204
Gain on disposal of assets	(6,218)	(5,750)	(3,576)
Unrealized foreign exchange gains	(16,826)	(16,504)	(18,395)
Employee benefit plans’ curtailment gains	(29,041)	—	(31,275)
Write-off of unamortized costs associated with early extinguishment of debt	17,264	12,473	—
Amortization of deferred debt issuance costs	8,254	12,504	12,676
Stock-based compensation	2,985	—	—
(Benefit) provision for doubtful accounts	(1,021)	4,858	7,892
Provision for deferred taxes	39,452	1,827	28,746
Change in operating assets and liabilities:
Decrease (increase) in trade receivables	46,572	(22,110)	(100,547)
(Increase) decrease in inventories	(6,095)	3,130	100,942
(Increase) decrease in other current assets	(3,254)	8,191	38,941
Decrease (increase) in other non-current assets	1,730	(24,901)	289
Increase (decrease) in accounts payable and accrued liabilities	18,536	(38,444)	105,110
Decrease in income tax liabilities	(14,918)	(78,066)	(42,180)
Decrease in restructuring liabilities	(2,855)	(25,648)	(45,566)
(Decrease) increase in accrued salaries, wages and employee benefits	(41,433)	(13,005)	113,166
Decrease in long-term employee related benefits	(55,655)	(79,329)	(99,458)
Increase (decrease) in other long-term liabilities	3,847	(827)	1,777
Other, net	(696)	844	3,154

Net cash provided by (used for) operating activities	261,880	(43,777)	199,896

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(77,080)	(41,868)	(16,299)
Proceeds from sale of property, plant and equipment	9,139	11,528	11,351
Acquisition of retail stores	(1,656)	(2,645)	—
Acquisition of Turkey minority interest	—	(3,835)	—
Cash inflow (outflow) from net investment hedges	—	2,163	(7,982)

Net cash used for investing activities	(69,597)	(34,657)	(12,930)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	475,690	1,031,255	—
Repayments of long-term debt	(620,146)	(979,253)	(13,532)
Net decrease in short-term borrowings	(63)	(2,975)	(4,018)
Debt issuance costs	(12,176)	(24,632)	(10,844)
Decrease (increase) in restricted cash	1,467	(1,323)	(1,885)
Other, net	—	—	(1,841)

Net cash (used for) provided by financing activities	(155,228)	23,072	(32,120)

Effect of exchange rate changes on cash	2,862	(4,650)	1,305

Net increase (decrease) in cash and cash equivalents	39,917	(60,012)	156,151
Beginning cash and cash equivalents	239,584	299,596	143,445

Ending cash and cash equivalents	$279,501	$239,584	$299,596

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$229,789	$238,683	$233,512
Income taxes	83,492	197,315	82,985
Restructuring initiatives	16,998	43,112	143,593

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (“LS&CO.” or the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children under the Levi’s®, Dockers® and Levi Strauss Signature® brands. The Company markets its products in three geographic regions: North America, Europe and Asia Pacific. As of November 26, 2006, the Company employed approximately 10,680 employees.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of LS&CO. and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated. LS&CO. is privately held primarily by descendants and relatives of its founder, Levi Strauss.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2006, 2005 and 2004 fiscal years consisted of 52 weeks each, ending on November 26, 2006, November 27, 2005, and November 28, 2004. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to local statutory requirements. All references to years relate to fiscal years rather than calendar years. Certain reclassifications have been made to prior year amounts to reflect the current year presentation.

Correction of Net Revenues Presentation

The Company determined in 2006 that in prior periods net sales relating to certain sales arrangements in its Asia Pacific business involving the use of a third-party were improperly presented net of costs incurred under these arrangements. The Company has corrected the presentation for all prior periods reported within the consolidated statements of income. The effect of this correction increased both “Net sales” and “Selling, general and administrative expenses” in the Company’s consolidated statements of income by approximately $28 million, $26 million and $21 million for 2006, 2005 and 2004, respectively. The correction had no impact on the Company’s reported operating income, net income, consolidated balance sheets or consolidated statements of cash flows for any period, and an insignificant impact on gross profit and gross margin in all periods.

Presentation of Licensing Revenue

Royalties earned from the use of the Company’s trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees have been classified as “Licensing revenue” in the consolidated statements of income. In prior years such amounts were presented below “Gross profit” as “Other operating income.” Such amounts have been reclassified to conform to the current presentation. The Company made the change in presentation primarily because of the increased contribution of licensing arrangements to the Company’s consolidated operating income. Costs relating to the Company’s licensing activities are included in “Selling, general and administrative expenses” in the consolidated statements of income. Such costs are insignificant.

Correction of Intercompany Accounts

The Company’s results of operations for the year ended November 28, 2004 included a pre-tax benefit of approximately $5.0 million related to the correction of an error in accounting for certain intercompany transactions. The $5.0 million benefit was recorded in “Cost of goods sold,” and represents the cumulative amount of intercompany charges related to a sourcing arrangement between one of the Company’s U.S. subsidiaries and

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

its subsidiary in Mexico that were not properly eliminated in consolidation during the years 1990 through 2003. The amount of such charges in any of the years 1990 through 2003 were not material to the Company’s consolidated results of operations for those periods, nor was the inclusion of the benefit in the results of operations for 2004 considered material.

Income Tax Return to Provision Reconciliation

The Company’s results of operations for the year ended November 28, 2004 included a charge of approximately $6.2 million related to the recording of an adjustment resulting from the completion of the Company’s 2003 U.S. federal income tax return to provision reconciliation in August 2004. The $6.2 million expense was recorded in “Income tax expense” in the Company’s consolidated statements of income and results from a correction to the projected taxable income that was used in connection with the preparation of the 2003 financial statements. The amount of such adjustment was not material to the Company’s consolidated results of operations for 2003, nor is the inclusion of the expense in the results of operations for 2004 considered material.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of its management. Management evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates fair value.

Restricted Cash

Restricted cash primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations.

Accounts Receivable, Net

In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, which includes receivables related to the Company’s net sales and licensing revenues, are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

Inventory Valuation

The Company values inventories at the lower of cost or market value. Inventory cost is determined using the first-in first-out method. The Company includes materials, labor and manufacturing overhead in the cost of inventories. The Company considers various factors, including estimated quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company determines inventory market values by estimating expected selling prices based on the Company’s historical

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

recovery rates for slow moving and obsolete inventory and other factors, such as market conditions and current consumer preferences.

Income Tax Assets and Liabilities

The Company records a tax provision for the anticipated tax consequences of the reported results of its operations. In accordance with SFAS No. 109, “Accounting for Income Taxes” the Company’s provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and the forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income require significant judgment and take into account recent performance.

Changes in the expectations regarding the realization of deferred tax assets could result in an increase or decrease in the provision for income taxes in future periods. If financial performance or expectations decline, the Company may be required to record additional valuation allowances in future periods. On the other hand, improvements in financial performance may in the future require the reversal of all or a portion of the remaining valuation allowance due to a change in the assessment of the ability to realize the related deferred tax assets. This impact could be material. Improvement or deterioration in projected earnings, changes in tax laws regarding carryforward periods, movement into or out of recent and cumulative loss positions for certain subsidiaries and identification of tax planning strategies could lead to changes in expectations regarding realization of deferred tax assets. The Company classifies interest and penalties related to income taxes as income tax expense.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is carried at cost less accumulated amortization and is amortized over periods ranging from three to seven years.

Goodwill and Other Intangible Assets

Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Intangible assets are primarily comprised of owned trademarks with indefinite useful lives which are not being amortized. The Company’s remaining intangible assets are amortized over their estimated useful lives ranging from five to twelve years.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in “Other assets” in the Company’s consolidated balance sheets. These costs are amortized using the straight-line method of amortization for all debt

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

issuances prior to 2005, which approximates the effective interest method. New debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs is included in “Interest expense” in the Company’s consolidated statements of income.

Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

Restructuring Liabilities

Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring liabilities in compliance with SFAS 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred.

Deferred Rent

The Company is obligated under operating leases of property for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. Minimum rents relating to operating leases are recognized on a straight-line basis over the lease term after consideration of lease incentives and scheduled rent escalations beginning as of the date the Company takes physical possession or controls the property. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities.

Pension and Postretirement Benefits

The Company has several non-contributory defined benefit retirement plans covering eligible employees. The Company also provides certain health care benefits for U.S. employees who meet age, participation and length of service requirements at retirement. In addition, the Company sponsors other retirement or post-employment plans for its foreign employees in accordance with local government programs and requirements. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations. The Company accounts for its U.S. and certain foreign defined benefit pension plans and its postretirement benefit plans using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements. Net pension and postretirement benefit income or expense is determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. The Company considers several factors including actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Employee Incentive Compensation

The Company maintains short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company’s short-term and long-term success. Provisions for employee incentive compensation are recorded in “Accrued salaries, wages and employee benefits” and “Long-term employee related benefits” in the Company’s consolidated balance sheets. Changes in the liabilities for these incentive plans generally correlate with the Company’s financial results and projected future financial performance.

Stock-Based Compensation

The Company has incentive plans which reward certain employees with cash or equity based on changes in the value of the Company’s common stock. Prior to May 29, 2006, the Company applied the intrinsic value method of accounting for stock-based compensation. On May 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the four related FASB Staff Positions and the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment.” The amount of compensation cost for share-based payments is measured based on the fair value on the grant date of the equity or liability instruments issued, based on the estimated number of awards that are expected to vest. No compensation cost is recognized for awards for which employees do not render the requisite service. Compensation cost for equity instruments is recognized on a straight-line basis over the period that an employee provides service for that award, which generally is the vesting period. Liability instruments must be revalued at each reporting period and compensation expense adjusted. Changes in the fair value of unvested liability instruments during the requisite service period will be recognized as compensation cost on a straight-line basis over that service period. Changes in the fair value of vested liability instruments after the service period will be recognized as an adjustment to compensation cost in the period of the change in fair value.

Self-Insurance

The Company is partially self-insured for workers’ compensation and certain employee health benefits. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses.

Workers’ Compensation.  The Company has insurance policies covering workers’ compensation claims with a deductible of $250,000 per occurrence. The insurance policies also cover the Company for the accumulation of claim deductibles exceeding $6.4 million in the aggregate during the coverage year.

Health Benefits.  The Company provides medical coverage to substantially all eligible active and retired employees and their dependents under either a fully self-insured arrangement or an HMO insured plan. There is stop-loss coverage for active salaried employees (as well as those salaried retirees who retired after June 1, 2001) that has a $2.0 million lifetime limit on medical coverage, and stop loss coverage for all active hourly employees that has a $1.0 million lifetime limit on medical coverage. This stop-loss coverage provides payment on the excess of any individual claim incident over $500,000 for salaried employees and $300,000 for hourly employees in any given year.

Derivative Financial Instruments and Hedging Activities

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Not all exposure management activities and foreign currency derivative instruments will qualify for hedge accounting treatment. Changes in the fair values of those derivative instruments that do not qualify for hedge accounting are recorded in “Other income, net” in the Company’s consolidated statements of income. As a result, net income may be subject to volatility. The instruments that qualify for hedge accounting currently hedge the Company’s net investment position in certain of its foreign subsidiaries and certain intercompany royalty flows. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other income, net” in the Company’s consolidated statements of income. The gains and losses on the contracts that qualify for hedge accounting treatment are recorded in the “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets until the underlying has been settled and is then reclassified to earnings.

Foreign Currency

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

The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies. The translation adjustments for these entities, as applicable, are included in “Other (income) expense, net” in the Company’s consolidated statements of income.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At the date the foreign currency transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date for each entity, recorded balances denominated in a foreign currency are adjusted, or remeasured, to reflect the current exchange rate. The changes in the recorded balances caused by remeasurement at the exchange rate are recorded in “Other (income) expense, net” in the Company’s consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains and losses are recorded in “Other (income) expense, net” in the Company’s consolidated statements of income to reflect the difference between the spot rate effective at the settlement date and the historical rate at which the transaction was originally recorded or remeasured at the balance sheet date.

Minority Interest

Minority interest includes a 16.4% minority interest of Levi Strauss Japan K.K., the Company’s Japanese affiliate, and through March 31, 2005, a 49.0% minority interest of Levi Strauss Istanbul Konfeksiyon, the Company’s Turkish affiliate. On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey; subsequent to that date, all income from the joint venture was attributed to the Company.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Revenue Recognition

Net sales is primarily comprised of sales of products to retail customers, including franchised stores, and direct sales to consumers at our company-operated stores. The Company recognizes revenue on sale of product when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized when the sale is recorded net of an allowance for estimated returns, discounts and retailer promotions and incentives. Licensing revenues are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

The Company generally recognizes allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. The Company estimates non-volume based allowances based on historical rates as well as customer and product-specific circumstances and commitments. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances.

Net sales to the Company’s 10 largest customers totaled approximately 42%, 42% and 40% of net revenues for 2006, 2005 and 2004, respectively. No customer represented 10% or more of net revenues in any year.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor, sourcing costs, inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. The Company expenses advertising costs as incurred. For 2006, 2005 and 2004, total advertising expense was $285.3 million, $338.6 million and $307.6 million, respectively. Selling costs include all occupancy costs associated with company-operated stores. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $204.6 million, $209.4 million and $215.1 million for 2006, 2005 and 2004, respectively.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

Fourth Quarter of 2007

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company has pension and other postretirement plans which will be impacted by the adoption of FAS 158. Based on third-party actuarial estimates of plan assets and obligations as of November 26, 2006, the Company estimates that had the Company been required to adopt the provisions of FAS 158 at the reporting date, the adoption would have resulted in a net decrease to total liabilities of approximately $172 million, with corresponding decreases to stockholder’s deficit of $106 million and to deferred tax assets of $66 million. The actual impact of the adoption of FAS 158 will depend on the valuation of plan assets and obligations at fiscal year-end 2007.

First Quarter of 2008

•	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its financial statements.

•	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

NOTE 2:	INCOME TAXES

The Company’s income tax expense was $106.2 million, $126.7 million, and $65.1 million, for the years ended November 26, 2006, November 27, 2005, and November 28, 2004, respectively. The Company’s effective tax rate was 30.8%, 44.8% and 68.2% for the years ended November 26, 2006, November 27, 2005, and November 28, 2004, respectively. The decrease in the effective tax rate during 2006 as compared to 2005 was primarily driven by a modification of the ownership structure of certain foreign subsidiaries resulting in a reduction in the overall residual U.S. tax expected to be imposed upon a repatriation of the Company’s unremitted foreign earnings. This change in ownership structure generated a non-recurring, non-cash reduction in tax expense of $31.5 million. The effective tax rate also decreased from 2005 as a result of the net reversal of valuation allowances totaling $28.7 million, explained further below.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

The U.S. and foreign components of income (loss) before taxes were as follows:

	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in thousands)

Domestic	$160,761	$95,052	$(1,207)
Foreign	184,401	187,549	96,732

Total income before taxes	$345,162	$282,601	$95,525

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in thousands)

U.S. Federal
Current	$21,471	$80,176	$11,174
Deferred	69,128	2,529	15,331

	90,599	82,705	26,505

U.S. State
Current	20	5,758	(678)
Deferred	(12,905)	11,193	(5,830)

	(12,885)	16,951	(6,508)

Foreign
Current	45,216	38,893	25,893
Deferred	(16,771)	(11,895)	19,245

	28,445	26,998	45,138

Consolidated
Current	66,707	124,827	36,389
Deferred	39,452	1,827	28,746

Total income tax expense	$106,159	$126,654	$65,135

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

The Company’s income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before taxes as follows:

	Year Ended
	November 26,		November 27,		November 28,
	2006		2005		2004
	(Dollars in thousands)

Income tax expense at U.S. federal statutory rate	$120,807	35.0%	$98,910	35.0%	$33,434	35.0%
State income taxes, net of U.S. federal impact	7,433	2.2%	8,777	3.1%	(20,257)	(21.2)%
Change in valuation allowance	(28,729)	(8.3)%	(62,432)	(22.1)%	37,133	38.9%
Impact of foreign operations	7,899	2.3%	86,290	30.5%	(8,711)	(9.1)%
Reassessment of liabilities due to change in estimate	(1,649)	(0.5)%	(9,612)	(3.4)%	15,985	16.7%
Other, including non-deductible expenses	398	0.1%	4,721	1.7%	7,551	7.9%

Total	$106,159	30.8%	$126,654	44.8%	$65,135	68.2%

State income taxes, net of U.S. federal impact.  The “State income taxes, net of U.S. federal impact” item above primarily reflects the current and deferred state income tax expense, net of related federal benefit. For 2004, this item included a non-recurring benefit arising from the remeasurement of deferred tax assets to account for an increase in the overall effective state tax rate and an increase in state net operating loss carryforwards.

Change in valuation allowance.  The “Change in valuation allowance” item above relates to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets. During 2006, the Company recognized a net benefit of $28.7 million, which includes a benefit of $17.4 million related to state net operating loss carryforwards in the United States and a benefit of $13.8 million related to certain foreign net operating loss carryforwards. The Company’s expectation regarding its ability to realize these assets changed during the year primarily due to recent improvements in business results and the fact that expected future levels of income before taxation are sufficient to generate the minimum amount of taxable income necessary to realize these assets prior to their expiration. The net benefit of $28.7 million also includes a charge of $2.5 million relating to capital loss carryforwards on the U.S. federal corporate income tax return which the Company now expects will expire unrealized.

The $62.4 million net decrease in income tax expense related to the valuation allowance for 2005 relates primarily to foreign net operating loss carryforwards and foreign tax credit carryforwards, partially offset by an increase relating to U.S. state net operating loss carryforwards. The $37.1 million net increase in valuation allowance for 2004 relates primarily to foreign and state net operating loss carryforwards and foreign tax credit carryforwards, partially offset by a decrease relating to U.S. federal alternative minimum tax credit carryforwards.

Impact of foreign operations.  The “Impact of foreign operations” item above includes an accrual for the additional U.S. income tax that is expected to be imposed upon a distribution of unremitted foreign earnings, the impact of the taxation of foreign profits in jurisdictions with rates that differ from the U.S. federal statutory rate, and the impact of foreign withholding taxes. In 2006, the $7.9 million increase primarily reflects the increase in the accrual for additional U.S. residual income tax due to 2006 operating results, partially offset by a non-recurring benefit of approximately $31.5 million relating to a modification of the ownership structure of certain foreign subsidiaries.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

The $86.3 million increase for 2005 primarily reflects an accrual for the additional U.S. residual income tax due to changes in unremitted foreign earnings, as calculated for tax purposes, recorded during the year. The $8.7 million decrease for 2004 primarily relates to profits and losses earned in foreign jurisdictions with valuation allowances against net operating loss carryforwards, partially offset by an increase for the additional U.S. residual income tax due to changes in unremitted foreign earnings.

Reassessment of liabilities due to change in estimate.  The “Reassessment of liabilities due to change in estimate” item relates primarily to changes in the Company’s estimate of its contingent tax liabilities. For 2006, the $1.6 million net benefit includes $3.8 million of benefits relating primarily to favorable state audit settlements, partially offset by additional tax expense resulting from a net increase in foreign contingent tax liabilities of approximately $2.2 million.

In 2005, the $9.6 million decrease in contingent tax liabilities relates primarily to a reduction of $11.3 million in foreign contingent liabilities relating to a favorable court decision in the Netherlands and a $6.0 million reduction in U.S. federal contingent liabilities, partially offset by an increase for existing and newly identified state and foreign tax contingencies of $7.7 million identified during the 2005 year. In 2004, the total increase of $16.0 million includes accruals from additional contingent foreign tax liabilities of $7.8 million, additional net U.S. contingent tax liabilities of approximately $3.4 million, and annual interest on prior year tax liabilities of $4.8 million, net of the related tax benefit.

The temporary basis differences that give rise to deferred tax assets and deferred tax liabilities as of November 26, 2006, and November 27, 2005, were as follows:

	November 26,	November 27,
	2006	2005
	(Dollars in thousands)

Deferred tax assets (liabilities):
Foreign tax credits on unremitted foreign earnings	$280,490	$223,854
Additional U.S. tax on unremitted foreign earnings	(207,053)	(191,455)
Foreign tax credit carry forward	100,269	29,541
Alternative minimum tax credit carryforward	6,422	7,577
Federal net operating loss	170,550	235,905
State net operating loss	18,987	38,597
Foreign net operating loss	82,530	82,869
Employee compensation and benefit plans	109,325	130,138
Postretirement benefits	152,137	182,300
Additional minimum pension liability	49,285	57,365
Restructuring and special charges	17,622	12,301
Sales returns and allowances	29,611	27,769
Inventory basis difference	18,026	20,678
Depreciation and amortization	9,770	4,685
Other	47,838	34,933

Subtotal	885,809	897,057
Less: Valuation allowance	(326,881)	(303,273)

Total net deferred tax assets	$558,928	$593,784

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

	November 26,	November 27,
	2006	2005
	(Dollars in thousands)

Current
Gross deferred tax assets	$143,582	$137,027
Valuation allowance	(41,759)	(42,890)

Total current net deferred tax assets	$101,823	$94,137

Long-term
Gross deferred tax assets	$742,227	$760,030
Valuation allowance	(285,122)	(260,383)

Total long-term net deferred tax assets	$457,105	$499,647

Total gross deferred tax assets	$885,809	$897,057
Valuation allowance	(326,881)	(303,273)

Total net deferred tax assets	$558,928	$593,784

At November 26, 2006, the Company recognized a gross deferred tax asset for foreign tax credit carryforwards of approximately $100.3 million, partially offset by a valuation allowance of $77.0 million to reduce this gross asset to the amount that will more likely than not be realized. These foreign tax credits begin to expire in 2010 if not realized.

At November 26, 2006, the Company recognized a gross deferred tax asset for alternative minimum tax credit carryforwards and capital loss carryforward of approximately $6.4 million and $2.5 million respectively. The alternative minimum tax credits are available as an indefinite carryforward under applicable tax law. The capital loss carryforward will expire in 2007 if not utilized. The Company recognized a valuation allowance offsetting the $2.5 million deferred tax asset for the capital loss carryforward, as it believes that it is more likely than not that this loss will expire unrealized.

At November 26, 2006, the Company had a deferred tax asset of approximately $170.6 million relating to U.S. federal net operating loss carryforward of approximately $487.3 million that will begin to expire in 2022, if not utilized. The utilization of such net operating loss carryforwards could be subject to a substantial annual limitation due to future “changes in ownership”, as defined by provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Should the Company become subject to this annual limitation, it may result in the expiration of the net operating loss and before utilization. This gross deferred asset is not offset by a valuation allowance due primarily to taxable temporary differences relating to the Company’s unremitted foreign earnings. The decrease in this deferred tax asset during 2006 relates primarily to utilization of the asset due to current year operating income.

At November 26, 2006, the Company recognized a gross deferred tax asset of approximately $19.0 million relating to state net operating loss carryforwards, partially offset by a valuation allowance of $1.6 million to reduce this gross asset to the amount that will more likely than not be realized. These losses are scheduled to expire between 2007 and 2026 if not utilized.

In addition, at November 26, 2006, cumulative foreign operating losses of approximately $287.7 million generated by the Company were available to reduce future taxable income. Approximately $15.1 million of these operating losses expire between the years 2007 and 2018. The remaining $272.6 million are available as indefinite carryforwards under applicable tax law. The gross deferred tax asset for the cumulative foreign operating losses of approximately $82.5 million is partially offset by a valuation allowance of approximately $60.2 million to reduce this gross asset to the amount that will more likely than not be realized.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Valuation Allowances.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is believed more likely than not to be realized. The following table summarizes changes in the valuation allowance during 2006:

	Valuation			Valuation
	Allowance at	Changes in		Allowance at
	November 27,	Related Gross	Charge/	November 26,
	2005	Deferred Tax Asset	(Release)	2006
	(Dollars in thousands)

Foreign tax credits on unremitted foreign earnings	$145,506	$36,813	$—	$182,319
Foreign tax credit carryforwards	29,541	47,411	—	76,952
U.S. state net operating loss carryforward	38,597	(19,610)	(17,428)	1,559
Federal capital loss carryforward	—	—	2,461	2,461
Foreign net operating loss carryforwards and other foreign deferred tax assets	89,629	(12,277)	(13,762)	63,590

	$303,273	$52,337	$(28,729)	$326,881

The $23.6 million increase in the total valuation allowance during 2006 includes a $52.3 million net increase in valuation allowance relating to a net increase in underlying gross deferred tax assets partially offset by a $28.7 million net decrease in valuation allowance relating to changes in judgment regarding the recoverability of certain deferred tax assets in future periods. The $52.3 million is comprised of an increase of $84.2 relating to a change in the related gross deferred tax asset for foreign tax credit carryforwards primarily attributable to the Company’s decision to credit, rather than deduct, foreign taxes on its U.S. federal income tax return, partially offset by a decrease of $31.9 million relating to net operating loss carryforwards utilized or expired during the year. The components of the $28.7 million reduction in valuation allowance are more fully described in the “Change in Valuation Allowance” section above.

The $83.4 million decrease in the valuation allowance for the year ended November 27, 2005, was primarily driven by the net reversal of $62.4 million of valuation allowance which was recorded as a reduction in income tax expense for the year. In addition, the decrease in the valuation allowance includes $21.0 million relating to a decrease in the related gross deferred tax asset for certain foreign tax credit carryforwards on the U.S. federal income tax return.

Examination of Tax Returns.  During the year ended November 27, 2005, the Company reached agreements with the IRS to resolve ongoing examinations of the Company’s 1986-1999 tax returns, resulting in payments by the Company of $99.6 million. During the year ended November 26, 2006, the IRS continued its examination of the Company’s 2000-2002 U.S. federal corporate income tax returns. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The IRS has not yet begun an examination of the Company’s 2003-2005 U.S. federal corporate income tax returns. The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. The Company believes that its tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at November 26, 2006. However, it is reasonably possible the Company may also incur additional income tax liabilities relating primarily to uncertain tax positions in foreign jurisdictions. The Company estimates this contingent liability to be up to $11.8 million. Should the Company’s view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) were as follows:

	November 26,	November 27,
	2006	2005
	(Dollars in thousands)

Land	$30,222	$28,699
Buildings and leasehold improvements	345,194	321,265
Machinery and equipment	472,023	442,894
Capitalized internal-use software	66,172	43,522
Construction in progress	21,331	15,351

Subtotal	934,942	851,731
Accumulated depreciation	(530,513)	(471,545)

PP&E, net	$404,429	$380,186

Depreciation expense for the years ended November 26, 2006, November 27, 2005, and November 28, 2004 was $62.2 million, $58.5 million and $62.4 million, respectively.

Construction in progress at November 26, 2006, and November 27, 2005, primarily related to the installation of various software systems in the United States and Asia.

NOTE 4:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the year ended November 26, 2006, were as follows:

	U.S. Levi’s®
	Brand	Europe	Asia Pacific	Total
	(Dollars in thousands)

Balance, November 28, 2004	$199,905	$—	$—	$199,905
Acquired Goodwill	—	2,345	—	2,345

Balance, November 27, 2005	199,905	2,345	—	202,250
Acquired Goodwill	—	1,469	270	1,739

Balance, November 26, 2006	$199,905	$3,814	$270	$203,989

During the year ended November 26, 2006, and November 27, 2005, the Company purchased retail stores and outlet stores resulting in $1.4 million and $2.4 million, respectively, of additional goodwill.

Other intangible assets were as follows:

	November 26, 2006			November 27, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total
(Dollars in thousands)

Trademarks and other intangible assets	$43,059	$(244)	$42,815	$43,196	$(215)	$42,981

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Intangible assets are primary comprised of owned trademarks with indefinite useful lives. Approximately $0.1 million of the intangible assets balance is subject to amortization, for which the annual amortization expense is not material to the consolidated financial statements.

As of November 26, 2006, there was no impairment to the carrying value existed for its goodwill or indefinite lived intangible assets.

NOTE 5:	LONG-TERM DEBT

	November 26,	November 27,
	2006	2005
	(Dollars in thousands)

Long-term debt
Secured:
Revolving credit facility	$—	$—
Term loan	—	491,250
Notes payable, at various rates	117	133

Subtotal	117	491,383

Unsecured:
Notes:
7.00% senior notes due 2006	—	77,782
12.25% senior notes due 2012	522,453	571,924
Floating rate senior notes due 2012	380,000	380,000
8.625% Euro senior notes due 2013	330,952	176,280
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	—
4.25% Yen-denominated Eurobonds due 2016	172,801	167,588

Subtotal	2,206,206	1,823,574
Less: current maturities	—	(84,055)

Total long-term debt	$2,206,323	$2,230,902

Short-term debt
Short-term borrowings	$11,089	$11,742
Current maturities of long-term debt	—	84,055

Total short-term debt	$11,089	$95,797

Total long-term and short-term debt	$2,217,412	$2,326,699

Senior Secured Revolving Credit Facility

On September 29, 2003, the Company entered into a senior secured revolving credit facility. The senior secured revolving credit facility is an asset-based facility, in which the borrowing availability varies according to the levels of the Company’s domestic accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The Company may

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales.

On May 18, 2006, the Company amended and restated its senior secured revolving credit facility. The following is a summary description of the material terms of the amendment:

•	The term of the facility was extended through September 23, 2011.

•	The maximum availability under the facility was reduced from $650.0 million to $550.0 million.

•	The interest rate payable in respect of both base rate loans and LIBOR rate loans was modified by amending the margin above the base rate or the LIBOR rate (as applicable) which is payable. The margin above the base rate that is payable in respect of base rate loans changed from a fixed margin of 0.50% to a floating margin based on availability under the facility that will not exceed 0.50%. The margin above LIBOR that is payable in respect of LIBOR rate loans was reduced from a fixed margin of 2.75% to a floating margin (which will not exceed 2.00%) based on availability under the facility.

•	The Company is required to maintain a reserve against availability or deposit cash or certain investment securities in secured accounts with the administrative agent in the amount of $75.0 million at all times. A failure to do so will result in a block on availability under the facility but will not result in a default.

•	For any period during which excess availability under the facility is at least $25.0 million, the debt, liens, investments, dispositions, restricted payments (such as dividends and stock repurchases) and debt prepayment covenants will be either fully or partially suspended.

•	The Company’s debt, liens, investments, dispositions, restricted payments and debt prepayment covenants were modified to grant the Company greater flexibility.

•	The Company is no longer subject at any time to any financial maintenance covenants.

•	The facility is no longer secured by the capital stock of any of the Company’s foreign subsidiaries.

The Company wrote off approximately $0.8 million of unamortized debt issuance costs related to the reduction in the maximum availability under the facility.

Guarantees and Security.  The Company’s obligations under the senior secured revolving credit facility are guaranteed by the Company’s domestic subsidiaries. The senior secured revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents and other related intellectual property, 100% of the stock in all domestic subsidiaries and other assets. In addition, the Company has the ability to deposit cash or certain investment securities with the administrative agent for the facility to secure the Company’s reimbursement and other obligations with respect to letters of credit. Such cash-collateralized letters of credit are subject to lower letter of credit fees.

Covenants.  The senior secured revolving credit facility contains customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and the Company’s subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in the Company’s corporate structure. As described above, certain covenants are suspended in specified circumstances. As of November 26, 2006, the Company was in a covenant suspension period.

Events of Default.  The senior secured revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial voting trust certificate or stock ownership changes; specified changes in the composition of the Company’s board of directors; and invalidity of the guaranty or security agreements. The cross-default provisions in the senior secured revolving credit facility apply if a default occurs on other indebtedness in excess of $25.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to accelerate. If an event of default occurs under the senior secured revolving credit facility, the Company’s lenders may terminate their commitments, declare immediately payable all borrowings under the credit facility and foreclose on the collateral.

Senior Secured Term Loan

On September 29, 2003, the Company entered into a term loan consisting of a single borrowing of $500.0 million, divided into two tranches, a $200.0 million tranche subject to a fixed rate of interest and a $300.0 million tranche subject to floating rates of interest. The original maturity of the loan was September 29, 2009. The interest rate for the floating rate tranche of the Company’s term loan was 6.875% over the eurodollar rate or 5.875% over the base rate. The interest rate for the fixed rate tranche of the Company’s term loan was 10.0% per annum.

In March 2006, the Company prepaid the remaining balance of the term loan of approximately $488.8 million. The prepayment was funded with the net proceeds from the additional 2013 Euro notes of €100.0 million and the 2016 notes of $350.0 million discussed below, as well as cash on hand. The Company also used cash on hand to pay accrued and unpaid interest of approximately $7.5 million, and prepayment premium and other fees and expenses of approximately $16.9 million. The Company also wrote off approximately $15.3 million of unamortized debt issuance costs related to the prepayment of the term loan. As a result of these charges, the Company recorded a $32.2 million loss on early extinguishment of debt in the second quarter of 2006.

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

Senior Notes Due 2006

In 1996, the Company issued $450.0 million ten-year 7.00% notes maturing in November 2006 to qualified institutional investors in reliance on Rule 144A under the Securities Act of 1933 (the “Securities Act”). In January 2005, pursuant to a tender offer, the Company purchased $372.1 million in principal amount of the 2006 notes with the proceeds from the issuance of the senior unsecured notes due 2015. See further discussion under “Senior Notes due 2015” below. On November 1, 2006, the Company paid at maturity the remaining principal balance outstanding of $77.9 million.

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

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses of approximately $18.4 million are amortized over the term of the notes to interest expense.

On November 17, 2006, the Company repurchased in the open market $50.0 million of these notes with the Company’s existing cash and cash equivalents. The Company also paid approximately $6.1 million in premiums and other fees and expenses with the Company’s existing cash and cash equivalents and wrote off approximately $1.2 million of unamortized debt discount and issuance costs related to this repurchase.

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

Asset Sales.  The indenture governing these notes provides that the Company’s asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. The Company must use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under the Company’s senior secured revolving credit facility, or to invest in additional assets in a business related to the Company’s business. To the extent proceeds not so used within the time period exceed $10.0 million, the Company is required to make an offer to purchase outstanding notes at par plus accrued an unpaid interest, if any, to the date of repurchase.

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

Floating Rate Notes due 2012 and Euro Notes due 2013

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

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

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

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2013 Euro notes, 2015 notes and 2016 notes.

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

Use of Proceeds — Tender Offer and Redemption of 2008 Notes.  In March 2005, the Company purchased pursuant to a tender offer $270.0 million and €89.0 million in principal amount tendered of its 2008 notes. The Company subsequently redeemed all remaining 2008 notes in April 2005. Both the tender offer and redemption were funded with the proceeds from the issuance of the 2012 floating rate notes and the 2013 Euro notes. The remaining proceeds of approximately $35.2 million and use of $12.6 million of the Company’s existing cash and cash equivalents were used to pay the fees, expenses and premiums payable in connection with the March 2005 offering, the tender offer and the redemption. The Company paid approximately $33.9 million in tender premiums and other fees and expenses and wrote off approximately $9.2 million of unamortized debt discount and issuance costs related to this tender offer and redemption.

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

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

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

Use of Proceeds — Tender Offer and Repurchase of Senior Notes Due 2006.  In December 2004, the Company commenced a cash tender offer for the outstanding principal amount of all of its senior unsecured notes due 2006. The tender offer expired January 12, 2005. The Company purchased pursuant to the tender offer $372.1 million in principal amount of its $450.0 million principal amount 2006 notes, using $372.1 million of the gross proceeds of the issuance of the 2015 notes. The Company used the remaining proceeds to repay the remaining 2006 notes at maturity on November 1, 2006. The Company paid approximately $19.7 million in tender premiums and other fees and expenses with the Company’s existing cash and cash equivalents and wrote off approximately $3.3 million of unamortized debt discount and issuance costs related to this tender offer.

Exchange Offer.  In June 2005, after a required exchange offer, all but $50,000 of the $450.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2012 notes, 2012 floating rate notes, 2013 Euro notes and 2016 notes.

Additional Euro Senior Notes due 2013 and Senior Notes due 2016

Additional Euro Senior Notes Due 2013.  On March 17, 2006, the Company issued an additional €100.0 million in Euro senior notes due 2013 to qualified institutional buyers. These notes have the same terms and are part of the same series as the €150.0 million aggregate principal amount of Euro-denominated 8.625% senior notes due 2013 the Company issued in March 2005. These notes were offered at a premium of 3.5%, or approximately $4.2 million, which original issuance premium will be amortized over the term of the notes. Costs representing underwriting fees and other expenses of approximately $2.8 million are being amortized over the term of the notes to interest expense.

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

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

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

Use of Proceeds — Prepayment of Term Loan.  As discussed above, in March 2006, the Company used the proceeds of the additional 2013 Euro notes and the 2016 notes plus cash on hand to prepay the remaining balance of the term loan of approximately $488.8 million.

Yen-denominated Eurobonds

In 1996, the Company issued ¥20 billion principal amount Eurobonds (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at the option of the Company at a make-whole redemption price.

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

Loss on Early Extinguishment of Debt

For the year ended November 26, 2006, the Company recorded losses of $40.3 million on early extinguishment of debt primarily as a result of its debt refinancing activities during the second quarter of 2006 and bond repurchase in November 2006. The 2006 losses were comprised of prepayment premiums and other fees and expenses of approximately $23.0 million and the write-off of approximately $17.3 million of unamortized capitalized costs.

During the year ended November 27, 2005, the Company recorded early extinguishment losses of $66.1 million as a result of its debt refinancing activities during the first half of 2005. The 2005 loss was comprised of tender offer premiums and other fees and expenses approximating $53.6 million and the write-off of approximately $12.5 million of unamortized debt discount and capitalized costs.

Other Debt Matters

Debt Issuance Costs.  Unamortized debt issuance costs at November 26, 2006, and November 27, 2005, were $46.1 million and $59.2 million, respectively. Amortization of debt issuance costs was $8.3 million, $12.1 million and $11.0 million for 2006, 2005 and 2004, respectively, and does not include write-offs of unamortized capitalized costs incurred in connection with the Company’s debt refinancing and bond repurchase activities, which are included in “Loss on early extinguishment of debt” in the Company’s consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Principal Payments on Short-term and Long-term Debt

The table below sets forth, as of November 26, 2006, the Company’s required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)

2007(1)	$11,089
2008-2011	—
Thereafter	2,206,323

Total future debt principal payments	$2,217,412

(1)	Represents payments relating to short-term borrowings.

Short-term Credit Lines and Standby Letters of Credit

The Company’s total unused lines of credit were approximately $336.6 million at November 26, 2006.

At November 26, 2006, the Company had unsecured and uncommitted short-term credit lines available totaling approximately $19.1 million at various rates. These credit arrangements may be canceled by the bank lenders upon notice and generally have no compensating balance requirements or commitment fees.

As of November 26, 2006, the Company’s total availability of $407.1 million under its senior secured revolving credit facility was reduced by $89.6 million of letters of credit and other credit usage allocated under the senior secured revolving credit facility, yielding a net availability of $317.5 million. Included in the $89.6 million of letters of credit and other credit usage at November 26, 2006, were $17.5 million of trade letters of credit, $2.2 million of other credit usage and $69.9 million of standby letters of credit, with various international banks, of which $53.2 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds. The Company pays fees on letters of credit and other credit usage, and borrowings against the letters of credit are subject to interest at various rates.

Under the senior secured revolving credit facility, the Company is required to maintain certain reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent) including a $75.0 million reserve at all times. These reserves reduce the availability under the Company’s credit facility. Currently, the Company is maintaining all required reserves under this facility to meet these requirements.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during 2006, 2005 and 2004, including the amortization of capitalized bank fees, underwriting fees and interest rate swap cancellations was 10.23%, 10.51% and 10.60%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

Dividends and Restrictions

The Company’s senior secured revolving credit facility agreement contains a covenant that restricts the Company’s ability to pay dividends to its stockholders. As described elsewhere in this Note 5, as of November 26, 2006, this covenant was suspended. In addition, the terms of certain of the indentures relating to the Company’s unsecured notes limit the Company’s ability to pay dividends. Subsidiaries of the Company that are not wholly-owned subsidiaries (the Company’s Japanese subsidiary is the only such subsidiary) are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s senior secured revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

Capital Leases

The Company has capital lease obligations, primarily comprised of a logistics services agreement in Europe with a third-party that includes an element related to machinery and equipment. This agreement includes an initial fixed term of approximately five years which runs through 2009 and provides for a renewal option.

The total cost of the Company’s capital lease assets was approximately $10.4 million and $8.4 million as of November 26, 2006, and November 27, 2005, respectively, and are included in the Company’s consolidated balance sheets with “Property, plant and equipment.” Accumulated depreciation related to these capital lease assets was approximately $5.6 million and $2.8 million at November 26, 2006, and November 27, 2005, respectively.

The minimum future lease payments required under the Company’s capital leases and the present values of the minimum future lease payments as of November 26, 2006, were as follows:

(Dollars in thousands)

2007	$1,871
2008	1,764
2009	1,438
2010	77
2011	5
Thereafter	—

Total minimum future lease payments	5,155
Less: amount representing interest	(461)

Present value of minimum future lease payments	4,694
Current maturities	(1,608)

Long-term capital leases, less current maturities	$3,086

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value — in each case including accrued interest — of the Company’s financial instrument assets (liabilities) at November 26, 2006, and November 27, 2005, are as follows:

	November 26, 2006		November 27, 2005
	Carrying	Estimated	Carrying	Estimated
	Value(1)	Fair Value(1)	Value(2)	Fair Value(2)
	(Dollars in thousands)

Debt Instruments:
U.S. dollar notes	$(1,758,324)	$(1,923,365)	$(1,533,000)	$(1,618,160)
Euro notes	(335,483)	(351,177)	(178,735)	(179,176)
Yen-denominated Eurobond	(173,328)	(168,144)	(168,119)	(161,416)
Term loan	—	—	(496,510)	(510,757)
Short-term and other borrowings	(12,103)	(12,103)	(12,330)	(12,330)

Total	$(2,279,238)	$(2,454,789)	$(2,388,694)	$(2,481,839)

Foreign Exchange Contracts:
Forward contracts	$(1,667)	$(1,667)	$(874)	$(874)
Option contracts	(577)	(577)	1,250	1,250

Total	$(2,244)	$(2,244)	$376	$376

(1)	Includes accrued interest of $61.8 million.

(2)	Includes accrued interest of $62.0 million.

The Company’s financial instruments are reflected on its books at the carrying values noted above. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. at quoted market prices).

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data. As such, the estimates presented in this report are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of its foreign exchange and option contracts. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented in this report are based on information available to the Company as of November 26, 2006, and November 27, 2005.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 26, 2006, obligations for minimum future payments under operating leases were as follows:

(Dollars in thousands)

2007	$86,473
2008	75,539
2009	66,307
2010	60,178
2011	57,748
Thereafter	87,705

Total minimum future lease payments	$433,950

The amounts shown for total minimum future lease payments under operating leases have not been reduced by estimated future income of $13.2 million from non-cancelable subleases, and have not been increased by estimated future operating expense and property tax escalations.

In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 67 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for the years ended November 26, 2006, November 27, 2005, and November 28, 2004 was $91.8 million, $77.6 million and $83.0 million, respectively.

Foreign Exchange Contracts

The Company has entered into U.S. dollar spot, forward and option contracts to manage its exposure to foreign currencies.

At November 26, 2006, the Company had U.S. dollar spot and forward currency contracts to buy $530.6 million and to sell $359.8 million against various foreign currencies. The Company also had Euro forward currency contracts to buy 32.1 million Euros (U.S. $42.0 million equivalent) and sell 9.1 million Euros (U.S. $11.9 million equivalent) against the Norwegian Krona, Polish Zloty and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2007.

At November 26, 2006, the Company had bought U.S. dollar option contracts resulting in a net purchase of $27.0 million against the Euro should the options be exercised. To finance the premium related to bought options, the Company sold U.S. dollar options resulting in a net purchase of $27.0 million against the Euro should the options be exercised. The option contracts expired on November 28, 2006.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Other Contingencies

Wrongful Termination Litigation.  On April 14, 2003, two former employees of the Company’s tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that the Company manipulated tax reserves to inflate reported income and that the Company fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, the Company’s financial statements for several years violated generally accepted accounting principles and SEC regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in the Company paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by the Company to withhold information concerning these matters from the Company’s independent registered public accounting firm and the IRS, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

On December 7, 2004, plaintiffs requested and the Company agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. Trial of plaintiffs’ Sarbanes-Oxley claim, plaintiffs’ defamation claim and the Company’s counter-claims is currently set for November 5, 2007, pending approval of the court.

The Company is vigorously defending these cases and is pursuing its related cross-complaint against the plaintiffs in the state case. The Company does not expect this litigation to have a material impact on its financial condition or results of operations.

Class Actions Securities Litigation.  On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against the Company, a former chief executive officer, a former chief financial officer, a former corporate controller, former and current directors and financial institutions alleged to have acted as its underwriters in connection with its April 6, 2001 and June 16, 2003 registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

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

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

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

Other Litigation.  In the ordinary course of business, the Company has various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any of these pending legal proceedings that will have a material impact on its financial condition or results of operations.

NOTE 8:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The global scope of the Company’s business operations exposes it to the risk of fluctuations in foreign currency markets. The Company’s exposure results from product sourcing activities, intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at its subsidiary level. The Company typically takes a long-term view of managing exposures, using forecasts to develop exposure positions and engaging in their active management.

The Company operates a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, the Company enters into various financial instruments including forward exchange and option contracts to hedge certain anticipated transactions as well as certain firm commitments, including third-party and intercompany transactions. The Company manages the currency risk as of the inception of the exposure. The Company only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk.

The Company has not applied hedge accounting to its foreign currency derivative transactions, except for certain forecasted intercompany royalty flows and net investment hedging activities.

As of November 26, 2006, and November 27, 2005, the Company had no foreign currency derivatives outstanding hedging the net investment in its foreign operations. During 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For the years ended November 27, 2005, and November 28, 2004, realized losses of $0.5 million and $4.4 million, respectively, have been excluded from hedge effectiveness testing.

The Company designates its outstanding 2013 Euro senior notes as a net investment hedge. As of November 26, 2006, and November 27, 2005, an unrealized loss of $16.3 million and an unrealized gain of $13.0 million, respectively, related to the translation effects of the 2013 Euro senior notes were recorded in the “Accumulated other comprehensive loss” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets. The $29.3 million fluctuation as compared to prior year was driven primarily by foreign exchange rate changes, as well as the Company’s designation of the additional €100 million 2013 Euro senior notes issued March 17, 2006, as a net investment hedge.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

The Company designates a portion of its outstanding Yen-denominated Eurobonds as a net investment hedge. As of November 26, 2006, and November 27, 2005, an unrealized gain of $0.4 million and an unrealized gain of $2.9 million, respectively, related to the translation effects of the Yen-denominated Eurobonds were recorded in the “Accumulated other comprehensive loss” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets.

The Company holds derivatives hedging forecasted intercompany royalty flows that qualify as cash flow hedges. The fair value of the outstanding contracts qualifying as cash flow hedges amounted to a $2.2 million net liability as of November 26, 2006. Hedging activity for qualifying cash flow hedges resulted in a net loss of $2.2 million, which will be reclassified into earnings over the period ending December 2007 as the underlying hedged items affect earnings. For the year ended November 26, 2006, there was no ineffectiveness of qualifying cash flow hedges of such intercompany royalty flows.

The table below provides an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in the “Accumulated other comprehensive loss” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets.

	At November 26, 2006		At November 27, 2005
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)

Net investment hedge gains (losses):
Derivative instruments	$4,637	$—	$4,637	$—
Euro senior notes	—	(16,270)	—	13,035
Yen-denominated Eurobond	—	398	—	2,900
Cash flow hedge losses	—	(2,217)	—	—
Cumulative income taxes	(1,230)	6,906	(1,230)	(6,111)

	$3,407	$(11,183)	$3,407	$9,824

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other income, net” in the Company’s consolidated statements of income.

	Year Ended		Year Ended		Year Ended
	November 26, 2006		November 27, 2005		November 28, 2004
	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
(Dollars in thousands)

Foreign exchange management losses (gains)	$10,695	$401	$(1,368)	$2,430	$34,024	$(7,215)

As of November 26, 2006, and November 27, 2005, fair values of derivative instruments associated with the Company’s foreign exchange management activities were a liability of $2.2 million and an asset of $0.4 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 9:	GUARANTEES

Indemnification Agreements.  In the ordinary course of business, the Company enters into agreements containing indemnification provisions under which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company’s trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable; the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of substantial payment obligations under these agreements to third parties is low and that any such amounts would be immaterial.

Covenants.  The Company’s long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information see Note 5.

NOTE 10:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives associated with the Company’s restructuring liabilities as of November 26, 2006, including facility closures and organizational changes. “Severance and employee benefits” relate to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relate to lease loss liability and facility closure costs. “Reductions” consist of payments for severance, employee benefits, other restructuring costs and the effect of foreign exchange differences. “Reversals” include revisions of estimates related to severance, employee benefits and other restructuring costs.

For the year ended November 26, 2006, the Company recognized restructuring charges, net of reversals, of $14.1 million. Restructuring charges in 2006 relate primarily to current period activities associated with the closure of the Company’s distribution center in Little Rock, Arkansas, the reorganization of the Nordic operations and the decision to stop selling the Levi Strauss Signature® brand in Europe, each described below. For the year ended November 27, 2005, the Company recognized restructuring charges, net of reversals, of $16.6 million. Restructuring charges for 2005 relate primarily to additional severance and benefit expenses and lease liability costs related to the 2004 U.S. and European organizational changes described below. For the year ended November 28, 2004, the Company recognized restructuring charges, net of reversals, of $133.6 million. Restructuring charges for 2004 relate primarily to additional severance and benefit expenses and lease liability costs related to the 2004 U.S. and European organizational changes, and the write-off of capitalized costs related to the indefinite suspension of an enterprise resource planning system in 2004. The non-current portion of restructuring liabilities at November 26, 2006, primarily relates to lease costs, net of estimated sublease income, associated with exited facilities, and is included in “Other long-term liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

The following table summarizes the activity for the year ended November 26, 2006, and the restructuring liabilities balance as of November 27, 2005, and November 26, 2006, associated with the Company’s reorganization initiatives:

	Restructuring
	Liabilities				Liabilities	Cumulative
	November 27,				November 26,	Charges
	2005	Charges	Reductions	Reversals	2006	To Date
	(Dollars in thousands)
2006 reorganization initiatives:(1)
Severance and employee benefits	$—	$11,419	$(3,215)	$(184)	$8,020	$11,235
Other restructuring costs	—	2,002	(1,481)	(20)	501	1,982
Prior reorganization initiatives:(2)
Severance and employee benefits	5,412	1,620	(5,118)	(933)	981	171,935
Other restructuring costs	17,243	2,590	(6,243)	(2,345)	11,245	51,502

Total	$22,655	$17,631	$(16,057)	$(3,482)	$20,747	$236,654

Current portion	$14,594				$13,080
Long-term portion	8,061				7,667

Total	$22,655				$20,747

(1)	During the second quarter of 2006, the Company announced its intent to close its distribution center in Little Rock, Arkansas. The Company had initially anticipated that the closure would take place before the end of 2006; however, during the third quarter of 2006, the Company decided to extend the closure until early 2007. The closure will result in the elimination of the jobs of approximately 315 employees; 206 jobs have been eliminated as of November 26, 2006. The Company expects to eliminate the remaining jobs in early 2007.

During the first quarter of 2006, the Company announced that it was consolidating its Nordic operations into its European headquarters in Brussels, which will result in the elimination of the jobs of approximately 40 employees; 38 jobs have been eliminated as of November 26, 2006. The Company expects to eliminate the remaining jobs by the second quarter in 2007.

In September 2006, the Company announced that it will stop selling the Levi Strauss Signature® brand in Europe after the spring 2007 season, which will result in the elimination of the jobs of approximately 12 employees, none of which have been eliminated as of November 26, 2006. The Company expects to eliminate the jobs throughout 2007.

Current year charges primarily represent the estimated severance that will be payable to the terminated employees in respect of these 2006 reorganization initiatives. The Company estimates that it will incur additional restructuring charges of approximately $0.9 million related to these actions, principally in the form of additional severance and facility consolidation and closure costs, which will be recorded as they are incurred.

(2)	Prior reorganization initiatives include several organizational changes and plant closures in fiscal years 2002 through 2004, primarily in North America and Europe, which the Company has previously disclosed. Of the $12.2 million restructuring liability at November 26, 2006, $10.1 million and $2.1 million resulted from organizational changes in the United States and Europe, respectively, that commenced in 2004. The liability for the U.S. activities primarily consists of lease loss liabilities. The liability for the Europe activities consists of severance for terminated employees and lease loss liabilities.

Current year reversals resulted primarily from the Company entering into subleases for portions of certain leased facilities on more favorable terms than were anticipated. The Company estimates that it will incur future additional restructuring charges of approximately $1.7 million related to these actions.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 11:	EMPLOYEE BENEFIT PLANS

Pension Plans.  The Company has several non-contributory defined benefit retirement plans covering eligible employees. Plan assets are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds and cash equivalents. Benefits payable under the plans are based on years of service, final average compensation, or both. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations.

Postretirement Plans.  The Company maintains two plans that provide postretirement benefits, principally health care, to substantially all U.S. retirees and their qualified dependents. These plans have been established with the intention that they will continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund postretirement benefits as claims and premiums are paid.

The measurement dates used to determine benefit information for the pension plans and postretirement benefit plans were November 30, 2006, and November 26, 2006, respectively. The following tables summarize activity of the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$987,335	$938,373	$224,000	$333,158
Service cost	7,536	8,680	769	1,098
Interest cost	56,709	54,921	12,411	18,119
Plan participants’ contribution	1,334	1,231	7,637	7,907
Plan amendments	(1,654)	699	—	—
Actuarial loss (gain)(1)	25,004	46,673	(12,891)	(105,606)
Net curtailment (gain) loss	1,879	(744)	722	—
Impact of foreign currency changes	19,297	(15,097)	—	—
Plan settlements	(739)	(803)	—	—
Special termination benefits	1,110	—	500	—
Benefits paid(2)	(48,038)	(46,598)	(29,317)	(30,676)

Benefit obligation at end of year	$1,049,773	$987,335	$203,831	$224,000

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(Dollars in thousands)

Change in plan assets:
Fair value of plan assets at beginning of year	$727,798	$692,210	$—	$—
Actual return on plan assets	79,548	57,470	—	—
Employer contribution	68,603	31,778	21,680	22,769
Plan participants’ contributions	1,334	1,231	7,637	7,907
Plan settlements	(539)	(803)	—	—
Impact of foreign currency changes	10,058	(7,490)	—	—
Benefits paid(2)	(48,038)	(46,598)	(29,317)	(30,676)

Fair value of plan assets at end of year	838,764	727,798	—	—

Funded status	(211,009)	(259,537)	(203,831)	(224,000)
Unrecognized net transition obligation	677	2,906	—	—
Unrecognized prior service cost (benefit)(3)	1,660	6,765	(264,396)	(349,268)
Unrecognized net actuarial loss	169,229	181,328	66,457	85,437

Net amount recognized on the balance sheet	$(39,443)	$(68,538)	$(401,770)	$(487,831)

The consolidated balance sheets consist of:
Accrued benefit liability — current portion	$(12,489)	$(45,922)	$(22,582)	$(29,700)
Accrued benefit liability — long-term portion	(174,991)	(189,823)	(379,188)	(458,131)
Prepaid benefit cost(4)	3,248	6,356	—	—
Intangible asset(4)	3,370	8,683	—	—
Accumulated other comprehensive loss — Additional minimum pension liability	141,419	152,168	—	—

Net amount recognized on balance sheet	$(39,443)	$(68,538)	$(401,770)	$(487,831)

(1)	Actuarial losses in the Company’s pension benefit obligation were driven by changes in discount rates for the year ended November 26, 2006, and changes in discount rates and mortality assumptions for the year ended November 27, 2005, used for the Company’s pension plans.

Actuarial gain in the Company’s postretirement benefit obligation for the year ended November 27, 2005, was driven primarily by the use of updated healthcare assumptions and changes in healthcare claims experience and the impact of the updated value of the federal subsidy, discussed below.

(2)	Pension benefits are primarily paid through trusts. The Company pays postretirement benefits directly to the participants. The Company’s postretirement benefit plan provides a benefit to retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Part D”). Since the Company’s plan provides higher benefit payments than Medicare Part D, it is considered at least actuarially equivalent to Medicare Part D and the U.S. government provides a federal subsidy to the plan. The Company’s subsidy cash receipts for 2006 and 2005 were not material.

(3)	Changes in the unrecognized prior service benefit for postretirement benefit plans reflect the amortization related to 2003 and 2004 plan amendments and the impact of a net curtailment gain related to the facility closure in Little Rock, Arkansas.

(4)	Included in “Other assets” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

The Company’s pension and postretirement liabilities reflected on the consolidated balance sheets as of November 26, 2006, and November 27, 2005, consist of the following:

	Pension Liability		Postretirement Liability
	2006	2005	2006	2005
	(Dollars in thousands)

Current portion of SFAS 87/106 plans	$12,489	$45,922	$22,582	$29,700
Current portion of other benefit plans	1,256	1,600	—	—

Total current benefit plans	$13,745	$47,522	$22,582	$29,700

Long-term portion of SFAS 87/106 plans	$174,991	$189,823	$379,188	$458,131
Long-term portion of other benefit plans	9,099	6,116	—	98

Total long-term benefit plans	$184,090	$195,939	$379,188	$458,229

The accumulated benefit obligation for all defined benefit retirement plans was $1.0 billion and $948.0 million at November 26, 2006, and November 28, 2005, respectively.

Information for the Company’s defined benefit pension plans’ is as follows:

	Pension Benefits
	2006	2005
	(Dollars in thousands)

Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$982,499	$926,699
Aggregate fair value of plan assets	811,159	701,946
Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,039,422	$981,021
Aggregate fair value of plan assets	830,740	720,152

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)

Service cost	$7,536	$8,680	$17,772	$769	$1,098	$1,415
Interest cost	56,709	54,921	53,776	12,411	18,119	25,675
Expected return on plan assets	(53,082)	(53,053)	(49,953)	—	—	—
Amortization of prior service cost (benefit)(1)	1,311	2,557	(393)	(55,109)	(57,557)	(50,790)
Amortization of transition asset	571	412	150	—	—	—
Amortization of actuarial loss	6,747	5,051	7,970	6,089	18,130	19,774
Net curtailment loss (gain)(2)	7,699	—	(1,847)	(29,041)	—	(27,426)
Special termination benefit(3)	1,110	—	—	500	—	—
Net settlement loss(4)	5,098	3	—	—	—	—

Net periodic benefit cost (income)	$33,699	$18,571	$27,475	$(64,381)	$(20,210)	$(31,352)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

(1)	Postretirement benefits amortization of prior service benefit for each of the years ended November 26, 2006, November 27, 2005, and November 28, 2004, relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	Pension benefit curtailment loss for the year ended November 26, 2006, includes a $5.4 million curtailment charge in respect of the supplemental executive retirement plan as a result of the retirement of the Company’s former president and chief executive officer, Philip A. Marineau, and also includes $1.8 million for correction of an error in the actuarial calculation of the curtailment associated with the 2003 closure of three Canadian facilities.

Postretirement benefit net curtailment gain for the year ended November 26, 2006, relates to the impact of job reductions in connection with the facility closure in Little Rock, Arkansas. Postretirement benefit net curtailment gain for the year ended November 28, 2004, primarily relates to the impact of 2003-2004 U.S. organizational changes and North America plant closures which resulted in job reductions.

(3)	Consists of additional expenses associated with special termination benefits offered to certain qualifying participants affected by the Little Rock facility closure.

(4)	Consists of net loss from the settlement of liabilities of certain participants in the Company’s hourly and salary pension plan in Canada as a result of prior plant closures.

As a result of the Little Rock facility closure, the Company estimates a $54 million curtailment gain attributable to the accelerated recognition of prior service benefit associated with prior plan amendments, $29 million of which was recognized during 2006. The remaining curtailment gain of approximately $25 million will be recognized when the remaining employees terminate in early 2007.

Assumptions used in accounting for the Company’s benefit plans were as follows:

			Postretirement
	Pension Liability		Liability
	2006	2005	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate(1)	5.8%	6.0%	5.7%	5.8%
Expected long-term rate of return on plan assets	7.5%	7.8%
Rate of compensation increase	3.9%	4.0%
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.6%	5.8%	5.6%	5.7%
Rate of compensation increase	3.9%	3.9%
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			11.0%	12.5%
Rate trend to which the cost trend is assumed to decline			5.0%	5.0%
Year that rate reaches the ultimate trend rate			2013	2013

(1)	As a result of the Little Rock facility closure, actuarial assumptions were revised in remeasurement of the plan in May 2006. Net periodic benefit cost (income) related to these plans for the remainder of the fiscal year reflects the revised assumptions.

The Company utilized a bond pricing model that was tailored to the attributes of its pension and postretirement plans to determine the appropriate discount rate to use for its U.S. benefit plans. The Company utilized information from a third party bond index to determine appropriate discount rates to use for benefit plans of its foreign subsidiaries.

The Company bases the overall expected long-term rate-of-return-on-assets on anticipated long-term returns of individual asset classes and each pension plans’ target asset allocation strategy. For the U.S. pension plans, the expected long-term returns for each asset class are determined through an equilibrium-based econometric forecasting process conditioned with some near-term bond yield curve characteristics.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement benefits plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point	1-Percentage Point
	Increase	Decrease
	(Dollars in thousands)

Effect on the total service and interest cost components	$(14)	$(98)
Effect on the postretirement benefit obligation	$506	$(2,138)

The allocation of the Company’s consolidated pension plan assets, by asset category was as follows:

	November 26,	November 27,
	2006	2005

Equity securities	45.9%	45.7%
Debt securities	44.3%	44.0%
Real estate and other	9.8%	10.3%

Total	100.0%	100.0%

Consolidated pension plan assets relate primarily to the U.S. pension plans. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets. The Company’s investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity, fixed income and real estate and other securities with the objective of generating long-term growth in plan assets at a reasonable level of risk. The current target allocation percentages for the Company’s U.S. pension plan assets are 45% for equity securities, 45% for fixed income securities, and 10% for real estate and other investments.

The Company’s contributions to the pension and postretirement plans in 2007 are estimated to be approximately $14.2 million and $22.6 million, respectively. During 2006, the Company voluntarily funded the U.S. pension plans by an amount of $22.4 million in excess of actuarial recommendations. The Company does not anticipate any voluntary funding of the U.S. pension plans in 2007.

The Company’s estimated future benefit payments to participants, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

	Pension	Postretirement
Fiscal Year	Benefits	Benefits	Total
	(Dollars in thousands)

2007	$46,354	$24,311	$70,665
2008	47,288	24,602	71,890
2009	47,534	24,645	72,179
2010	48,937	24,552	73,489
2011	50,112	24,086	74,198
2012-2016	293,211	102,230	395,441

(1)	Includes expected Medicare subsidy receipts of approximately $1.7 million, $2.0 million, $2.4 million, $2.7 million, $3.1 million and $21.0 million in fiscal years ending 2007, 2008, 2009, 2010, 2011 and next five years thereafter, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 12:	EMPLOYEE INVESTMENT PLANS

The Company maintained two employee investment plans as of November 26, 2006. The Employee Savings and Investment Plan of Levi Strauss & Co. (“ESIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible home office employees and U.S. field employees, respectively. Effective January 1, 2005, highly compensated ESIP participants may make excess deferral contributions under the Company’s Deferred Compensation Plan for Executives and Outside Directors.

ESIP/ELTIS.  Under ESIP and ELTIS, eligible employees may contribute and direct up to 15% of their annual compensation to various investments among a series of mutual funds. The Company matches 100% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 7.5% of eligible compensation. Under ELTIS, the Company may match 50% of participants’ contributions to all funds maintained under the qualified plan up to the first 10% of eligible compensation. Employees are immediately 100% vested in the Company match. The ESIP and the ELTIS allow employees a choice of either pre-tax or after-tax contributions. The ESIP includes a profit sharing feature that provides Company contributions of 1.0%-2.5% of home office employee eligible pay if the Company meets or exceeds its earnings target by 110%. The ELTIS also includes a profit sharing provision with payments made at the sole discretion of the board of directors. The Company matched eligible employee contributions in ELTIS at 50% for the fiscal years ended November 26, 2006, November 27, 2005, and November 28, 2004.

Total amounts charged to expense for these plans for the years ended November 26, 2006, November 27, 2005, and November 28, 2004 were $9.5 million, $9.1 million and $9.7 million, respectively. As of November 26, 2006, and November 27, 2005, the Company had accrued $0.3 million and $0.3 million, respectively, which was included in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

NOTE 13:	EMPLOYEE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (the “AIP”) is intended to reward individual contributions to the Company’s performance during the year. The amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Total amounts charged to expense for the years ended November 26, 2006, November 27, 2005, and November 28, 2004 were $64.9 million, $67.3 million and $70.4 million, respectively. As of November 26, 2006, and November 27, 2005, the Company had accrued $66.1 million and $68.2 million, respectively, for the AIP.

Long-Term Incentive Plans

2006 Equity Incentive Plan and 2005 Senior Executive Long-Term Incentive Plan. In July 2006, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2006 Equity Incentive Plan (“EIP”). In 2005, the Company established the Senior Executive Long-Term Incentive Plan (the “SELTIP”). The SELTIP was established to provide long-term incentive compensation for the Company’s senior management. For more information on these plans, see Note 14.

2005 Management Incentive Plan.  In 2005, the Company established a new two-year cash incentive plan for the Company’s management employees including its executive officers (the “MIP”). The MIP covers approximately 1,000 employees worldwide. The amount of the cash incentive earned is based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in 2005 and 2006. Incentive amounts will be paid in two portions: the first payout was made in February 2006 based on achievement of the Company’s 2005 total company EBITDA target, and the second payout will be in February 2007 based on total company performance against the incentive plan’s two-year cumulative EBITDA and EBITDA growth targets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

The Company recorded long-term incentive compensation expense for the MIP of $13.7 million and $17.9 million for the years ended November 26, 2006, and November 27, 2005, respectively. As of November 26, 2006, and November 27, 2005, the Company had accrued a total of $20.2 million and $17.9 million, respectively, for the 2005 MIP, of which $20.2 million and $11.9 million, respectively, were recorded in “Accrued salaries, wages and benefits” and $6.0 million was recorded in “Long-term employee related benefits” on the Company’s consolidated balance sheets at November 27, 2005.

2005 Long-Term Incentive Plan.  The Company established a long-term incentive plan (the “LTIP”) effective at the beginning of 2005. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the Company’s target EBITDA, excluding restructuring charges, for the three-year period; and (ii) the target compound annual growth rate in the Company’s earnings before interest, taxes, depreciation and amortization over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives. In 2006, an additional grant of LTIP awards was made with the same terms as the 2005 grant with the exception of the Company’s target earnings measure. The 2006 grant’s earnings measure will be earnings before interest and taxes, excluding restructuring charges, over the three-year period. Executive officers are not participants in this plan.

The Company recorded long-term incentive compensation expense for the LTIP of $19.6 million and $9.9 million for the years ended November 26, 2006, and November 27, 2005, respectively. As of November 26, 2006, and November 27, 2005, the Company had accrued a total of $29.3 million and $9.9 million, respectively, for the LTIP, which was recorded in “Long-term employee related benefits” on the Company’s consolidated balance sheets.

2004 Interim Long-Term Incentive Plan.  In February 2004, the Company established an interim cash-based long-term incentive plan for its management level employees, including its executive officers, and its non-stockholder directors. The Company set a target amount for each participant based on job level. The interim plan, which covered a 19-month period (December 2003 through June 2005), included both performance and retention elements as conditions for payment. The Company recorded long-term incentive compensation expense of $3.1 million and $45.2 million for the years ended November 27, 2005, and November 28, 2004, respectively.

Performance Sharing Plan

The Performance Sharing Plan (the “PSP”) is an annual bonus plan established in 2005 for non-management level employees in North America who do not participate in any other annual bonus plan. The purpose of the PSP is to reward participants when the Company’s annual business objectives are achieved. The performance measure used to determine award amounts under the PSP is the same measure as in the AIP. The total amounts charged to expense for the PSP for the years ended November 26, 2006, and November 27, 2005, were $5.5 million and $10.6 million. As of November 26, 2006, and November 27, 2005, the Company had accrued $6.4 million and $10.6 million, which was recorded in “Accrued salaries, wages and benefits” on the Company’s consolidated balance sheets.

NOTE 14:	STOCK-BASED COMPENSATION

On May 29, 2006, the Company adopted SFAS 123R. While the Company was not required to adopt SFAS 123R until fiscal year 2007, the Company elected to adopt it before the required effective date. The Company has elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior period amounts have not been restated.

The Company has two share-based compensation plans, the EIP and SELTIP, described below. For the year ended November 26, 2006, the Company’s income from continuing operations and income before income taxes

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

includes stock-based compensation expense of $5.0 million, and the total income tax benefit recognized in the consolidated statement of income for share-based compensation plans was $1.9 million. The impact of the Company’s early adoption of SFAS 123R to the Company’s consolidated statements of income was not significantly different than if the Company had continued to account for share-based awards under APB 25. The adoption of SFAS 123R did not have any impact on cash flows during any period presented in the accompanying consolidated financial statements, and there has been no impact to the consolidated financial statements of previously reported interim or annual periods. The cumulative effect on the Company’s consolidated statement of income at the date of adoption was not material. Due to the job function of the award recipients, the Company has included stock-based compensation cost in “Selling, general and administrative expenses” in the consolidated statements of income, and no compensation cost has been capitalized in the accompanying consolidated financial statements.

2006 Equity Incentive Plan

In July 2006, the Company approved the EIP. Under the EIP, the Company may award various forms of equity compensation to employees, non-employee directors and consultants, including stock options, restricted stock, stock appreciation rights (“SARs”), and performance awards. The aggregate number of common stock shares available for grant under the EIP is 418,175 shares, provided, however, that this number automatically adjusts upward to the extent necessary to satisfy the exercise of SARs granted on July 13, 2006.

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

On July 13, 2006, the Board granted 1,318,310 SARs to a small group of the Company’s senior-most executives with a strike price of $42, which was determined to be the fair market value of the Company’s common stock at the grant date, based on a contemporaneous valuation obtained by the Company from an independent third-party and which reflected a discount for illiquidity of the shares. The vesting terms of the stock awards are approximately from two-and-a-half to three-and-a-half years, and have a maximum contractual life of six-and-a-half years. The Board did not make any other grants of SARs or any other stock or performance awards under the EIP, and as of November 26, 2006, there have been no cancellations or forfeitures.

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

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

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

The SARs had intrinsic value on November 26, 2006, as the fair market value of the Company’s common stock on that date was greater than the SARs’ strike price. Therefore, the vested portion of the SARs’ intrinsic value of $2.0 million has been classified on the face of the consolidated balance sheet as “temporary equity,” in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).

Determining the fair value of the Company’s stock requires making complex and subjective judgments. The Company has a policy under which it has historically obtained, and made available to its stockholders, an annual independent third-party valuation of its common stock. The Company uses this valuation for, among other things, making determinations under its share-based compensation plans. The valuation process includes comparison of the Company’s historical financial results and growth prospects with selected publicly-traded companies, and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. There is inherent uncertainty in making these estimates.

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

Dividend yield:  no dividends assumed.

The weighted-average grant-date fair value of the SARs granted during the year ended November 26, 2006, was $13.92. At November 26, 2006, the weighted-average remaining contractual term of the SARs was 5.8 years.

As of November 26, 2006, there was $10.9 million of total unrecognized compensation cost related to the nonvested SARs, which cost is expected to be recognized on a straight-line basis over a weighted-average period of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

3.0 years. No awards were vested or exercisable as of November 26, 2006, and accordingly, no awards have yet been settled in cash.

Senior Executive Long-Term Incentive Plan

In 2005, the Company established the SELTIP to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the Board are eligible to participate in the SELTIP. Key elements of the plan include the following:

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

In March 2005, the Board approved awards under the SELTIP. Under SFAS 123R, the SELTIP units are classified as liability instruments due to the fact that they are to be settled in cash.

The fair value of the SELTIP units is determined using the Black-Scholes option-pricing model. Assumptions used in the Black-Scholes model for valuation at November 26, 2006, were consistent with those disclosed for the EIP plan discussed above, with the exception of expected life. The weighted average expected life used in the model for the SELTIP units was 0.6 years, calculated based on the time remaining from the balance sheet date until the outstanding units vest.

A summary of unit activity under the SELTIP as of November 26, 2006, and changes during the year is as follows:

		Weighted-Average
	Units	Strike Price

Outstanding at November 27, 2005	226,004	$54
Granted	—	—
Exercised	—	—
Forfeited	(29,500)	$54

Outstanding at November 26, 2006	196,504	$54

Vested and exercisable at November 26, 2006	83,334	$54

As of November 26, 2006, there was $0.6 million of total unrecognized compensation cost related to the nonvested SELTIP units, which cost is expected to be recognized on a straight-line basis over a weighted-average period of one year. The compensation expense is likely to vary each quarter as the value of the units changes. Vested and exercisable units related to the retirement of Mr. Marineau on November 26, 2006. The Company expects to settle the units by paying Mr. Marineau $1.2 million in cash in February 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 15:	LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits was comprised of the following:

	As of	As of
	November 26,	November 27,
	2006	2005
	(Dollars in thousands)

Workers’ compensation	$34,451	$44,339
Deferred compensation	71,458	95,795
Non-current portion of liabilities for long-term incentive plans	30,499	16,193

Total	$136,408	$156,327

Workers’ Compensation

The Company maintains a workers’ compensation program in the United States that provides for the treatment of employee injuries. For the years ended November 26, 2006, November 27, 2005, and November 28, 2004, the Company reduced its self-insurance liabilities for workers’ compensation claims by approximately $14 million, $21 million and $18 million, respectively. The reductions were driven by changes in the Company’s estimated future claims payments as a result of more favorable than projected actual claims development during the year. As of November 26, 2006, and November 27, 2005, the current portions of U.S. workers’ compensation liabilities were approximately $4.4 million and $8.0 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Deferred Compensation

Deferred Compensation Plans for Executives and Outside Directors, after January 1, 2003.  The Company has two non-qualified deferred compensation plans for executives and outside directors that were established on January 1, 2003 and January 1, 2005, respectively. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plans. As of November 26, 2006, and November 27, 2005, these plan liabilities totaled $36.1 million and $31.2 million, respectively, of which $21.3 million was classified as a current liability and included in “Accrued salaries, wages and employee benefits” as of November 26, 2006. Approximately $35.3 million and $28.7 million of these plan liabilities were associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”) as of November 26, 2006, and November 27, 2005, respectively.

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust and (iii) notional earnings on the foregoing amounts. In the event that the fair market value of the Rabbi Trust assets as of any valuation date before a change of control is less than 90% of the Rabbi Trust funding requirements on such date, the Company must make an additional contribution to the Rabbi Trust in an amount sufficient to bring the fair market value of the assets in the Rabbi Trust up to 90% of the trust funding requirement. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust are reflected in “Other long-term assets” on the Company’s consolidated balance sheets. The securities that comprise the assets of the Rabbi Trust are designated as available for sale securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of the securities have been recorded in “Accumulated other comprehensive loss” on the Company’s consolidated balance sheets. These plan

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

expenses were included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income.

Deferred Compensation Plan for Executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The Rabbi Trust is not a feature of this plan. As of November 26, 2006, and November 27, 2005, liabilities for this plan totaled $73.4 million and $82.4 million, respectively, of which $16.8 million and $17.8 million, respectively, was classified as a current liability and included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Interest earned by the participants for deferred compensation plans was $12.0 million, $13.1 million and $13.0 million for the years ended November 26, 2006, November 27, 2005, and November 28, 2004, respectively. The charges were included in “Interest expense” in the Company’s consolidated statements of income.

NOTE 16:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is summarized below:

	Additional			Unrealized
	Minimum	Net	Cash	Gain on
	Pension	Investment	Flow	Marketable	Translation
	Liability	Hedges	Hedges	Securities	Adjustments	Totals
	(Dollars in thousands)

Accumulated other comprehensive income (loss) at November 30, 2003	$(88,954)	$3,986	$—	$—	$(12,567)	$(97,535)

Gross changes	20,816	(19,956)	—	377	7,174	8,411
Tax	(8,114)	7,759	—	(147)	(16,051)	(16,553)

Other comprehensive income (loss), net of tax	12,702	(12,197)	—	230	(8,877)	(8,142)

Accumulated other comprehensive income (loss) at November 28, 2004	(76,252)	(8,211)	—	230	(21,444)	(105,677)

Gross changes	(30,578)	34,876	—	153	(21,878)	(17,427)
Tax	11,583	(13,434)	—	(59)	12,229	10,319

Other comprehensive income (loss), net of tax	(18,995)	21,442	—	94	(9,649)	(7,108)

Accumulated other comprehensive income (loss) at November 27, 2005	(95,247)	13,231	—	324	(31,093)	(112,785)

Gross changes	10,749	(31,807)	(2,217)	1,956	6,404	(14,915)
Tax	(3,678)	12,169	848	(748)	(5,670)	2,921

Other comprehensive income (loss), net of tax	7,071	(19,638)	(1,369)	1,208	734	(11,994)

Accumulated other comprehensive income (loss) at November 26, 2006	$(88,176)	$(6,407)	$(1,369)	$1,532	$(30,359)	$(124,779)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 17:	OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of “Other (income) expense, net” in the Company’s consolidated statements of income:

	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in thousands)

Foreign currency exchange management losses(1)	$11,096	$1,062	$26,809
Foreign currency transaction gains(1)	(16,970)	(14,724)	(15,028)
Interest income(2)	(15,621)	(7,965)	(3,933)
Minority interest — Levi Strauss Japan K.K.	1,718	1,847	709
Minority interest — Levi Strauss Istanbul Konfeksiyon(3)	—	1,309	65
Other	(2,641)	(4,586)	(3,172)

Total other (income) expense, net	$(22,418)	$(23,057)	$5,450

(1)	For the years ended November 26, 2006, and November 27, 2005, the changes in net foreign currency gains from prior years resulted primarily from the impact of foreign currency fluctuation.

(2)	Primarily relates to income from cash equivalents. For the years ended November 26, 2006, and November 27, 2005, the increases in interest income from prior years resulted from an increase in interest rates and higher average investment balances.

(3)	On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey for $3.8 million in cash; subsequent to that date, all income from that entity was attributed to the Company.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 18:	RELATED PARTIES

Directors

F. Warren Hellman, a director of the Company, is a member of the University of California Berkeley Foundation, a not-for-profit organization dedicated to supporting U.C. Berkeley’s core endeavors: teaching, research and public service. In 2006, the Levi Strauss Foundation donated $100,000 to the University of California Berkeley Foundation. There were no such donations in 2005 or 2004.

Robert E. Friedman, a director of the Company until July 2006, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit organization focused on creating economic opportunity by helping residents of poor communities, which works with public and private policymakers in governments, international organizations, corporations, private foundations, labor unions and community groups to design and implement economic development strategies. In 2006 and 2005, the Levi Strauss Foundation donated $150,000 and $85,000, respectively, to the Corporation for Enterprise Development. There was no such donation in 2004.

James C. Gaither, a director of the Company until July 2006, was, prior to 2004 senior counsel to the law firm Cooley Godward Kronish LLP. The firm provided legal services to the Company and to the Human Resources Committee of the Company’s Board of Directors, in 2006, 2005 and 2004, for which the Company paid fees of approximately $465,000, $235,000 and $150,000, respectively.

Agreement with Alvarez & Marsal, Inc.

On December 1, 2003, and as provided by an agreement with Alvarez & Marsal, Inc., a business turnaround and management consulting firm, the Company appointed James P. Fogarty as its interim chief financial officer. The agreement also provided that Antonio Alvarez would serve as Senior Advisor to the Company and would be an executive officer. Under the terms of the Company’s agreement, in 2005 and 2004, the Company paid Alvarez & Marsal $3.7 million and $11.4 million, respectively, as regular compensation for their services and as incentive bonuses as a result of the Company’s achievement of certain financial performance, financial reporting and control and planning activities. The Company did not obtain services from Alvarez & Marsal in 2006.

NOTE 19:	BUSINESS SEGMENT INFORMATION

The Company’s North America region includes its U.S. commercial business units and its operations in Canada and Mexico. The Company’s business operations in the United States are organized and managed principally through Levi’s®, Dockers® and Levi Strauss Signature® commercial business units. The Company’s operations outside North America are organized and managed through its Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia Pacific, the Middle East, Africa and Central and South America. Each of the business segments is managed by a senior executive who reports directly to the Company’s chief executive officer. The Company manages its business operations, evaluates performance and allocates resources based on the operating income of its segments, excluding restructuring charges, net of reversals. Corporate expense is comprised of restructuring charges, net of reversals and other corporate expenses, including corporate staff costs. The Company is reviewing its segments as a result of the establishment of a multi-brand North America organization in late 2006.

As discussed in Note 1, due to the increased contribution of licensing arrangements to operating income, in 2006 the Company reclassified revenues from the Company’s licensing arrangements such that net revenues now include net sales and licensing revenue. Additionally, as a result of changes in the Company’s internal reporting structure, in 2006 the Company changed its measure of segment operating income to include depreciation expense for the specific assets managed by its business segments. Depreciation expense was previously included as a component of “Corporate expense” in the Company’s business segment disclosure. As a result of these changes, the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Company revised its business segment disclosure for the years ended November 27, 2005, and November 28, 2004 to conform to the new presentation.

No single country other than the United States had net revenues exceeding 10% of consolidated net revenues for any of the years presented. The Company does not report assets by segment because not all assets are allocated to its segments for purposes of measurement by the Company’s chief operating decision maker.

Business segment information for the Company was as follows:

	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in thousands)

Net revenues:
U.S. Levi’s® brand	$1,293,972	$1,264,400	$1,262,016
U.S. Dockers® brand	716,125	676,094	679,093
U.S. Levi Strauss Signature® brand	316,816	364,633	337,043
Canada and Mexico	206,620	200,261	188,610

Total North America	2,533,533	2,505,388	2,466,762
Europe	898,042	990,185	1,048,982
Asia Pacific	761,372	729,237	634,988

Consolidated net revenues	$4,192,947	$4,224,810	$4,150,732

Operating income:
U.S. Levi’s® brand	$291,347	$284,525	$285,122
U.S. Dockers® brand	131,104	130,852	137,368
U.S. Levi Strauss Signature® brand	31,448	19,376	33,151
Canada and Mexico	43,294	51,344	41,051

Total North America	497,193	486,097	496,692
Europe	192,352	213,104	154,522
Asia Pacific	142,575	144,934	120,121

Regional operating income	832,120	844,135	771,335
Corporate expense:
Restructuring charges, net of reversals	14,149	16,633	133,623
Employee benefit plans curtailment gains	(29,041)	—	(31,275)
Other corporate staff costs and expenses	233,353	238,242	307,888

Total corporate expense	218,461	254,875	410,236

Consolidated operating income	613,659	589,260	361,099
Interest expense	250,637	263,650	260,124
Loss on early extinguishment of debt	40,278	66,066	—
Other (income) expense, net	(22,418)	(23,057)	5,450

Income before income taxes	$345,162	$282,601	$95,525

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

Geographic information for the Company was as follows:

	Year Ended
	November 26,	November 27,	November 28,
	2006	2005	2004
	(Dollars in thousands)

Net Sales:
United States	$2,326,913	$2,305,127	$2,278,152
Foreign countries	1,866,034	1,919,683	1,872,580

Consolidated net sales	$4,192,947	$4,224,810	$4,150,732

	November 26,	November 27,
	2006	2005
	(Dollars in thousands)

Deferred tax assets:
United States	$493,902	$548,490
Foreign countries	65,026	45,294

	$558,928	$593,784

Long-lived assets:
United States	$505,070	$501,353
Foreign countries	146,163	124,064

	$651,233	$625,417

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 20:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of income for the first, second, third and fourth quarters of 2006 and 2005.

	First	Second	Third	Fourth
Year Ended November 26, 2006	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$947,874	$944,464	$1,008,929	$1,205,305
Licensing revenue	19,767	16,347	19,340	30,921

Net revenues	967,641	960,811	1,028,269	1,236,226
Cost of goods sold	502,522	515,071	555,592	643,377

Gross profit	465,119	445,740	472,677	592,849
Selling, general and administrative expenses	291,295	323,621	312,082	421,579
Restructuring charges, net of reversals	3,187	7,262	2,615	1,085

Operating income	170,637	114,857	157,980	170,185
Interest expense	66,297	61,791	60,216	62,333
Loss on early extinguishment of debt	7	32,951	—	7,320
Other income, net	(1,148)	(3,429)	(9,524)	(8,317)

Income before taxes	105,481	23,544	107,288	108,849
Income tax expense (benefit)	51,667	(16,658)	58,019	13,131

Net income	$53,814	$40,202	$49,269	$95,718

	First	Second	Third	Fourth
Year Ended November 27, 2005	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$1,012,452	$950,908	$1,024,012	$1,163,559
Licensing revenue	13,399	17,964	17,705	24,811

Net revenues	1,025,851	968,872	1,041,717	1,188,370
Cost of goods sold	519,287	506,171	564,870	646,635

Gross profit	506,564	462,701	476,847	541,735
Selling, general and administrative expenses	319,568	312,652	332,662	417,072
Restructuring charges, net of reversals	3,190	5,224	5,022	3,197

Operating income	183,806	144,825	139,163	121,466
Interest expense	68,330	66,377	63,918	65,025
Loss on early extinguishment of debt	23,006	43,019	39	2
Other income, net	(3,959)	(594)	(2,805)	(15,699)

Income before taxes	96,429	36,023	78,011	72,138
Income tax expense	49,110	9,256	39,765	28,523

Net income	$47,319	$26,767	$38,246	$43,615

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 26, 2006, NOVEMBER 27, 2005, AND NOVEMBER 28, 2004

NOTE 21:	SUBSEQUENT EVENTS

On February 8, 2007, the Board granted 92,358 SARs under the EIP to four additional Company senior executives with a strike price equal to the fair market value of the Company’s common stock at the grant date. The vesting terms of the SARs are approximately four years, and the SARs have a maximum contractual life of six years. We expect these awards will be equity-classified under the guidelines of SFAS 123R.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP will be dismissed as our principal independent accountants effective upon the completion of their audit of our financial statements as of and for the fiscal year ended November 26, 2006 and the issuance of their report thereon. During the two fiscal years ended November  26, 2006, and the subsequent interim period through February 12, 2007, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

KPMG LLP has provided us with a letter stating that they agree that there were no such disagreements during the two fiscal years ended November 27, 2005, and the subsequent interim period through February 5, 2007, and we filed a copy of such letter under cover of Form 8-K on February 9, 2007. We expect to receive from KPMG another letter stating that they agree that there were no such disagreements during the two fiscal years ended November 26, 2006, and the subsequent interim period through February 12, 2007, and we will file a copy of such letter under cover of Form 8-K/A within the time periods prescribed by the SEC.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of November 26, 2006, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently implementing an enterprise resource planning system on a staged basis in our businesses around the world. We began in Asia Pacific (by implementing the system in several affiliates in the region in 2006) and will continue implementation in other affiliates and organizations in the coming years. We designed our rollout and transition plan to minimize the risk of disruption to our business and controls. We believe implementation of this system will change, simplify and strengthen our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are not yet subject to the requirements in our annual report on Form 10-K. We will be required to be compliant in fiscal year 2008 (with respect to the management report) and fiscal year 2009 (with respect to the independent auditor attestation report). We are currently evaluating the recent proposed changes to Section 404 requirements and the related guidance. We intend to comply by the required deadline.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following provides information about our directors and executive officers as of February 12, 2007:

Name	Age	Position

Robert D. Haas	64	Director, Chairman of the Board of Directors
R. John Anderson(1)	55	Director, President and Chief Executive Officer
Peter A. Georgescu(2)(4)	67	Director
Peter E. Haas, Jr.(3)(4)	59	Director
F. Warren Hellman(3)(5)	72	Director
Patricia A. House(3)(4)	52	Director
Leon J. Level(2)(5)	66	Director
Patricia Salas Pineda(2)(4)	55	Director
T. Gary Rogers(3)(5)	64	Director
Armin Broger(6)	45	Senior Vice President and President, Levi Strauss Europe
John Goodman	42	President and Commercial General Manager, Dockers® Brand, United States
Robert L. Hanson	43	President, Levi Strauss North America and President and Commercial General Manager, Levi’s® Brand, United States
Alan Hed	47	Senior Vice President and President, Levi Strauss Asia Pacific
Hilary K. Krane	43	Senior Vice President and General Counsel
David Love	44	Senior Vice President, Global Sourcing
Hans Ploos van Amstel	41	Senior Vice President and Chief Financial Officer
Lawrence W. Ruff	50	Senior Vice President, Strategy and Worldwide Marketing and Global Marketing Officer

(1)	Mr. Anderson became president and chief executive officer, and a director, upon the retirement from those roles of Philip A. Marineau as of the end of our 2006 fiscal year.

(2)	Member, Audit Committee.

(3)	Member, Human Resources Committee.

(4)	Member, Nominating and Corporate Governance Committee.

(5)	Member, Finance Committee.

(6)	Mr. Broger will join us on February 26, 2007.

Members of the Haas family are descendants of our founder, Levi Strauss. Peter E. Haas, Jr. is a cousin of Robert D. Haas.

Robert D. Haas has been Chairman of our Board since 1989. Mr. Haas joined us in 1973 and served in a variety of marketing, planning and operating positions including serving as our Chief Executive Officer from 1984 to 1999.

R. John Anderson, our President and Chief Executive Officer since November 2006, previously served as Executive Vice President and Chief Operating Officer since July 2006, Senior Vice President and President of our Asia Pacific Division since 1998 and President of our Global Supply Chain Organization since March 2004. He joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi’s brand in 1995. Mr. Anderson also served as interim President of Levi Strauss Europe from September 2003 to February 2004.

Peter A. Georgescu, a director since February 2000, is Chairman Emeritus of Young & Rubicam Inc. (now WPP Group plc), a global advertising agency. Prior to his retirement in January 2000, Mr. Georgescu served as Chairman and Chief Executive Officer of Young & Rubicam since 1993 and, prior to that, as President of Y&R Inc. from 1990 to 1993, Y&R Advertising from 1986 to 1990 and President of its Young & Rubicam international division from 1982 to 1986. Mr. Georgescu is currently a director of International Flavors & Fragrances Inc. and EMI Group plc.

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

Patricia A. House, a director since July 2003, was Vice Chairman of Siebel Systems, Inc., now a wholly-owned subsidiary of Oracle Corporation, a leading database, middleware and application software provider until February 2006. She was with Siebel Systems, Inc. since its inception in July 1993 and had served as its Vice Chairman, Co-Founder and Vice President, Strategic Planning since January 2001. From February 1996 to January 2001, she served as its Co-Founder and Executive Vice President and from July 1993 to February 1996 as Co-Founder and Senior Vice President, Marketing. Ms. House is currently a director of BDNA Corporation and Shutterfly, Inc.

Leon J. Level, a director since April 2005, and a former vice president and director of Computer Sciences Corporation, a leading global information technology services company. Mr. Level held ascending and varied financial management and executive positions at Computer Sciences Corporation (Chief Financial Officer from 1989 to February 2006), Unisys Corporation (Corporate Vice President, Treasurer and Chairman of Unisys Finance Corporation), Burroughs Corporation (Vice President, Treasurer), The Bendix Corporation (Executive Director and Assistant Corporate Controller) and Deloitte, Haskins & Sells (now Deloitte & Touche). Mr. Level is also currently a director of UTi Worldwide Inc.

Patricia Salas Pineda, a director since 1991, is currently Group Vice President of Corporate Communications and General Counsel for Toyota Motor North America, Inc., an affiliate of one of the world’s largest automotive firms. She assumed this position on September 2004. Prior to joining Toyota Motor North America, Inc., Ms. Pineda was Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. with which she was associated since 1984. She is currently a trustee of the RAND Corporation and Mills College and a director of the James Irvine Foundation and Anna’s Linens.

T. Gary Rogers, a director since 1998, is Chairman of the Board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream and frozen dessert products. He has held this position since 1977. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and the Federal Reserve Bank of San Francisco.

Armin Broger will join us as Senior Vice President and President, Levi Strauss Europe, on February 26, 2007. Prior to joining us, Mr. Broger was Chief Executive Officer for the European business of 7 For All Mankind, a jeans marketer, from 2004 to 2006. From 2000 to 2004, he was the Chief Operating Officer in Europe of Tommy Hilfiger, an apparel marketer. Mr. Broger has also held positions with Diesel, The Walt Disney Company and Bain & Company.

John Goodman joined us as President and Commercial General Manager of our U.S. Dockers® business in June 2005. Mr. Goodman is also responsible for identifying and leveraging strategic growth opportunities for the Dockers® brand worldwide, and is the executive sponsor for our U.S. implementation of SAP. Prior to joining us, Mr. Goodman was Senior Vice President and Chief Apparel Officer for Kmart Holding Corporation, a mass channel retailer and a wholly owned subsidiary of Sears Holdings Corporation. Prior to joining Kmart Holding Corporation in 2003, Mr. Goodman spent 11 years at Gap Inc., where he was most recently Senior Vice President of Merchandising, Planning, Production and Distribution for the company’s outlet stores.

Robert L. Hanson is our Senior Vice President, President of Levi Strauss North America and President and Commercial General Manager of the Levi’s® brand in the United States. He became president of the North America business in October 2006. Previously, Mr. Hanson was President and Commercial General Manager of the U.S. Levi’s® brand and U.S. Supply Chain Services since July 2005, and President and General Manager of the U.S. Levi’s® brand since 2001. Mr. Hanson was President of the Levi’s® brand in Europe from 1998 to 2000. He began his career with us in 1988, holding executive-level advertising, marketing and business development positions in both the Levi’s® and Dockers® brands in the United States before taking his first position in Europe.

Alan Hed became Senior Vice President and President in our Asia Pacific Division in October 2006. Previously, Mr. Hed was Vice President and Regional General Manager in our Asia Pacific business from 2004 to 2006 and Regional General Manager in our European business from 2002 to 2004, responsible for businesses that spanned our emerging markets in Africa, the Middle East, Eastern Europe, Turkey and Russia. From 2000 to 2002, Mr. Hed was our General Manager in South Africa. Prior to joining us, Mr. Hed was Vice President of Marketing and Sales in Thailand for Citibank. Between 1983 and 1998, Mr. Hed worked for Proctor & Gamble in a number of marketing and general management positions, including General Manager of Vietnam and Director of Marketing in Germany.

Hilary K. Krane, our Senior Vice President and General Counsel, joined us in January 2006. From 1994 to 2005, Ms. Krane held a variety of positions at PricewaterhouseCoopers, one of the world’s leading accounting firms, including Primary Legal Counsel to the U.S. Advisory Practice and, most recently, Assistant General Counsel and Partner. Prior to joining PricewaterhouseCoopers, Ms. Krane was a litigation associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in Chicago. Ms. Krane is also serving as the interim leader of our worldwide human resources function.

David Love became our Senior Vice President of Global Sourcing in 2004 and is responsible for development, sourcing and delivery of our products worldwide. Prior to assuming this role, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi’s® brand from 1999 to 2001. He began his career with us in 1984.

Hans Ploos van Amstel, Senior Vice President and Chief Financial Officer since March 2005, joined us in 2003 as Vice President of Finance and Operations for our European business. Mr. Ploos van Amstel came from Procter & Gamble, a leading manufacturer and marketer of consumer and household products. Mr. Ploos van Amstel joined Procter & Gamble in 1989, where he served in various capacities throughout Europe and the Middle East, leading to his appointment in 1999 as Finance Director of Global Corporate Fabric & Home Care, and culminating in his appointment in 2001 as Finance Director of Procter & Gamble’s Fabric & Home Care Europe division.

Lawrence W. Ruff has been our Senior Vice President, Strategy and Worldwide Marketing and Global Marketing Officer since May 2004. Mr. Ruff previously was Senior Vice President, Strategy and Commercial Development from 2003-2004 and Senior Vice President, Worldwide Marketing Services from 1999-2003. He joined us in 1987. From 1987 to 1996, he held a variety of marketing positions in the United States and Europe. He served as Vice President, Marketing and Development for Levi Strauss Europe, Middle East and Africa from 1996 to 1999 when he became Vice President, Global Marketing. In late 1999, he became Senior Vice President of Worldwide Marketing Services.

Our Board of Directors

Our board of directors currently has nine members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Mr. Georgescu, Mr. R.D. Haas and Mr. Level) will end at our annual stockholders’ meeting in 2008. The term for directors in Class II (Mr. P. E. Haas, Jr., Mr. Hellman and Ms. House) will end at our annual stockholders’ meeting in 2009. The term for directors in Class III (Mr. Anderson, Ms. Pineda and Mr. Rogers) will end at our annual stockholders’ meeting in 2007. In July 2006, five members of our board (Angela Glover Blackwell, Robert E. Friedman, James C. Gaither, Miriam L.

Haas and Walter J. Haas) resigned in connection with a reduction in the size of our board from 14 to nine members, and we reclassified our staggered board such that Ms. Pineda and Mr. Rogers, formerly Class II directors, became Class III directors.

Committees.  Our board of directors has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held six meetings during 2006.

 —  Members: Mr. Level (Chair), Mr. Georgescu and Ms. Pineda.

Mr. Level is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The finance committee held two meetings in 2006.

 —  Members: Mr. Rogers (Chair), Mr. Hellman and Mr. Level.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves the annual and long term compensation for our chief executive officer and executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The human resources committee held seven meetings in 2006.

 —  Members: Ms. House (Chair), Mr. P.E. Haas, Jr., Mr. Hellman and Mr. Rogers.

•	Nominating and Governance. Our nominating and governance committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The nominating and governance committee held two meetings in 2006.

 —  Members: Mr. Georgescu (Chair), Mr. P.E. Haas, Jr., Ms. House and Ms. Pineda.

Director Compensation

Non-employee directors other than Robert D. Haas received compensation in 2006 consisting of an annual retainer fee of $45,000, meeting fees and, if applicable, committee chairperson retainer fees ($20,000 for the Audit Committee and the Human Resources Committee and $10,000 for the Finance Committee, the Corporate Citizenship Committee and the Nominating and Governance Committee). Mr. Haas received for his services as Chairman an annual retainer fee of $250,000, a leased car, meeting fees, an office and services of an assistant.

Directors are covered under travel accident insurance while on company business and are eligible to participate in a deferred compensation plan. Mr. Gaither participated in the deferred compensation plan.

The following table provides compensation information for our directors in 2006 who were not employees. Mr. Marineau did not receive any compensation for his services as a director.

	Annual Compensation
Name	Retainer	Meeting Fees(2)	Other(3)

Angela Glover Blackwell(1)	$33,750	$9,000	$—
Robert E. Friedman(1)	33,750	5,000	—
James C. Gaither(1)	41,250	11,000	—
Peter Georgescu	52,500	12,000	—
Miriam L. Haas(1)	33,750	7,000	—
Peter E. Haas Jr.	45,000	10,000	—
Robert D. Haas	250,000	7,000	30,766
Walter J. Haas(1)	33,750	5,000	—
F. Warren Hellman	45,000	16,000	—
Patricia A. House	65,000	15,000	—
Leon J. Level	65,000	14,000	—
Patricia Salas Pineda	45,000	13,000	—
T. Gary Rogers	55,000	14,000	—

(1)	Retired from the Board effective July 13, 2006.

(2)	Meeting fees are based on $1,000 per meeting day attended.

(3)	Reflects the annual car lease and car registration costs.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Mss. Blackwell and House and Messrs. Gaither, Rogers and Sullivan served as members of the committee in 2006 until July 2006. Ms. House and Messrs. Hellman, P.E. Haas, Jr. and Rogers served after July 2006. In 2006, no member of the Human Resources Committee was a current officer or employee, or former officer, of ours. In addition, there are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Mr. Gaither was, prior to 2004, senior counsel to the law firm Cooley Godward Kronish LLP. Cooley Godward Kronish provided legal services to us and to the Human Resources Committee in 2006, for which we paid fees of approximately $465,000.

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

The SEC recently adopted new executive compensation disclosure requirements. Those requirements will apply to us beginning with our Annual Report on Form 10-K for the year ended November 25, 2007. Our disclosure in this Item 11 reflects the disclosure requirements applicable to us for fiscal 2006.

Our executive compensation philosophy is designed to support our key business and talent objectives. Our business objectives focus on profitability, debt reduction and shareholder value while our talent objectives focus on attracting, retaining and motivating individuals as required to deliver annual and long term business results. In order to support the achievement of these objectives, we review the market practices of a similarly sized, competitive set of branded consumer product companies and major apparel competitors when setting compensation levels for our executives. Our intent is to position our executives’ compensation competitively against this set of companies.

The primary components of our executive compensation are base salary, annual bonus and long-term incentives. Base salary is paid for ongoing performance throughout the year. Our annual bonuses are intended to motivate and reward achievement of annual business and individual objectives. Our long-term incentives align with and reward for increasing shareholder value.

The table below provides compensation information for our chief executive officer and the other four executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year. We refer to these individuals in this Annual Report on Form 10-K as our named executive officers. Effective the end of our 2006 fiscal year, Philip A. Marineau retired from his position of President and Chief Executive Officer. R. John Anderson succeeded Mr. Marineau in those roles as of the beginning of the 2007 fiscal year.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Securities
				All Other	Underlying	Long Term
				Annual	Options/	Compensation	All Other
Name/Principal Position	Year	Salary	Bonus(1)	Compensation(2)	SARs (#)(3)	LTIP Payouts(4)	Compensation(5)

Philip A. Marineau	2006	$1,200,000	$2,138,400	$—	150,000	$2,730,000	$9,339,220
President and Chief	2005	1,200,000	2,163,150	—	—	2,894,000	818,961
Executive Officer	2004	1,107,692	2,940,300	—	—	2,241,000	602,686
R. John Anderson	2006	850,546	643,405	2,498,779	462,696	546,000	3,568,321
Executive Vice President,	2005	743,930	1,667,930	287,088	—	960,000	488,159
Chief Operating Officer and	2004	758,785	711,392	274,275	—	1,020,000	498,432
President, Levi Strauss, Asia Pacific Division
Robert L. Hanson	2006	631,154	654,415	—	127,242	491,400	100,218
Levi Strauss North America	2005	644,269	915,915	—	—	252,000	92,670
President and Commercial	2004	512,211	796,331	—	—	1,150,000	285,904
General Manager, Levi’s® Brand, United States
Hans Ploos van Amstel	2006	533,885	500,000	80,086	127,242	382,200	696,677
Senior Vice President and	2005	438,221	703,828	1,296,169	—	266,000	517,828
Chief Financial Officer	2004	368,315	428,817	—	—	105,000	112,185
John Goodman	2006	575,961	682,094	—	80,972	600,000	843,178
President and Commercial	2005	270,769	683,719	—	—	—	390,865
General Manager, Dockers®	2004	—	—	—	—	—	—
Brand, United States

(1)	This column reflects payments under our Annual Incentive Plan, which provides for annual bonuses if we meet pre-established performance targets. The Annual Incentive Plan is intended to reward for achievement of our business objectives during the year. Payment amounts are based on business unit and corporate financial results against the performance targets. The actual amount of the bonus earned by each participant depends upon the performance and job level of the individual.

(2)	Our approach for global assignee employees is to ensure that individuals working abroad are compensated as they would be if they were based in their home country by offsetting expenses related to a global assignment. This approach covers all areas that are affected by the assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses.

Mr. Anderson is an Australian citizen whose employment with us was based in Singapore through the end of the 2006 fiscal year. He was considered a global assignee through that period. Mr. Anderson is no longer considered a global assignee based on his relocation to the United States upon assuming the President and Chief Executive Officer position. For Mr. Anderson, the 2006 amount reflects $385,137 due to his global assignment and $11,806 for a company-provided car. The 2006 amount also reflects tax gross-up amounts of $202,386 and $171,746 on his AIP and MIP awards, respectively, as provided under the terms of his offer letter, and a tax gross-up of $1,726,761 on the payment to assist Mr. Anderson and his family’s relocation from Singapore to San Francisco. The 2005 amount reflects $276,051 due to his global assignment and $11,037 for a company-provided car. The 2004 amount reflects $261,776 due to his global assignment and $12,499 for a company-provided car.

Mr. Ploos van Amstel relocated to the United States from Belgium in March 2005. Until that time, he was considered a global assignee. For 2006, the amount reflects $62,416 associated with closing out remaining tax issues related to his global assignment and an executive allowance of $17,670. For 2005, the amount includes $977,733 in relocation expenses grossed up for taxes, a tax gross-up of $224,302 on his hiring bonus and $65,972 for non-taxable relocation expenses.

(3)	This column reflects the number of securities underlying the stock appreciation rights granted in 2006 under our 2006 Equity Incentive Plan (the “EIP”). Under the EIP, we may award various forms of equity compensation to employees, non-employee directors and consultants, including stock options, restricted stock and units, stock SARs, and performance-based awards. The EIP is intended to focus and motivate the senior executive team to achieve sustained, long-term increases in shareholder value; reward participants in direct relationship with increases in shareholder value; and attract and retain executive talent in a highly-competitive industry.

(4)	For 2006, this column reflects the second and final payment earned under our Management Incentive Plan (the “MIP”), except for Mr. Goodman. The MIP was a two-year cash incentive plan based on the Company’s earnings before interest, taxes, depreciation and amortization performance for 2005 and 2006. For 2005, this column reflects the first payment earned under MIP and the final payment under our now-terminated 2004 Interim Long-Term Incentive Plan. For 2004, this column reflects the first and second payments earned under our 2004 Interim Long-Term Incentive Plan.

For Mr. Goodman, this column reflects a payment of $600,000, which is the first of two payments under a special incentive arrangement, linked to the achievement of the U.S. Dockers® brand performance targets for fiscal 2006 and fiscal 2007 respectively. This additional performance-based incentive arrangement, coupled with his 2005 SELTIP grant, is intended to offset the lost value tied to the restricted stock that Mr. Goodman forfeited from his prior employer when he joined us. His total incentive target is $1,200,000. The second payment, if earned, will be made shortly after the close of fiscal 2007.

(5)	Our Executive Deferred Compensation Plan, established in 2005, provides that we will match certain employee deferrals to the plan. Under the plan, we match deferrals in an amount in excess of the contribution limit under our Employee Savings and Investment Plan (which is our 401(k) plan), up to 10% of eligible pay. For Messrs. Marineau, Hanson, Ploos van Amstel and Goodman, the amounts shown in 2006 and 2005 reflect these matching contributions.

For Messrs. Marineau and Hanson the amounts shown in 2004 include contributions we made on their behalf under our Capital Accumulation Plan. The Capital Accumulation Plan was a non-qualified, defined contribution savings plan that permitted eligible employees to contribute up to 10% of their pay, on an after-tax basis, to an individual retail brokerage account established in the employee’s name. Matching contributions under this plan were dependent on business performance. We terminated the Capital Accumulation Plan in November 2004 and replaced it with our Executive Deferred Compensation Plan.

For Mr. Marineau, the 2006 amount shown reflects payments associated with his retirement as follows: a retirement-related payment of $7.75 million, settlement of his SELTIP in the amount of $1,166,676 and $173,077 reflecting his earned but unused vacation time. The 2006 amount also reflects a payment of $249,467 made as part of the 401(k) excess match. The 2005 amount shown reflects payments made as part of the 401(k) excess match of $295,148 and $523,813 in above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan. The 2004 amount shown reflects a Capital Accumulation Plan contribution of $115,000 and $487,686 in above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan.

For Mr. Anderson, the 2006 amount shown reflects a payment of $2,100,000 to assist with his and his family’s relocation from Singapore to San Francisco. The 2006 amount also reflects a contribution of $732,191 to an individual supplemental retirement savings plan. Under the plan, we contribute 20% of his annual base salary and bonus each year. This plan was frozen as of November 26, 2006 and we will make no further contributions. In addition, Mr. Anderson was terminated from the local Australian payroll when he assumed the President and Chief Executive Officer position in the United States. Upon terminating from that payroll, we made termination payments based on local Australian practices. Those payments reflected $287,325 for his earned but unused annual leave and $448,805 as a long-service leave payment. The 2005 amount shown reflects a contribution of $416,708 to his supplemental retirement savings plan and $71,451 in above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan. The 2004 amount shown reflects a contribution of $429,708 to the supplemental retirement savings plan and $68,724 in above-market interest attributable to amounts he deferred under our Executive Deferred Compensation Plan. For purposes of the table, these amounts, except for the 2006 payment of $2,100,000, are converted into U.S. dollars using the exchange rate for the last month of the year.

For Mr. Hanson, the 2006 and 2005 amounts shown reflect payments made as part of the 401(k) excess match of $100,218 and $92,670, respectively. The 2004 amount shown reflects a special retention bonus of $125,000, a special performance bonus of $125,000 and a Capital Accumulation Plan contribution of $35,904.

For Mr. Ploos van Amstel, the 2006 amount shown reflects a $600,000 special award in recognition for his performance and to fulfill commitments made at the time of his hire regarding long-term incentive arrangements, a 401(k) excess match of $77,078, a relocation allowance of $10,000 and an insurance premium payment of $9,598. The 2005 amount shown reflects a 401(k) excess match of $6,873, a $300,000 hiring bonus, a $200,000 special bonus and an insurance premium payment of $10,955. The 2004 amount shown reflects a special bonus of $21,830, a sign-on bonus of $64,900 and an insurance premium payment of $25,455.

For Mr. Goodman, the 2006 amount shown reflects a 401(k) excess match of $74,428 and a payment of $375,000 as the second and final portion of his signing bonus. The 2006 amount also reflects a $393,750 one-time payment under a special incentive arrangement that is based on the same measures and calculation as the second and final payment under our Management Incentive Plan. For 2005, the amount shown reflects a 401(k) excess match of $15,865 and a payment of $375,000 as the first portion of his signing bonus.

SAR Grants in Fiscal Year 2006

The following table sets forth certain information with respect to SARs awarded to the named executive officers during fiscal year 2006 under our 2006 Equity Incentive Plan (“EIP”).

	Individual Grants
	Number of	% of Total
	Securities	SARs
	Underlying	Granted to	Exercise
	SARs	Employees in	Price	Expiration	Grant Date
Name	Granted(1)	Fiscal Year	($/Share)(2)	Date	Fair Value(3)

Philip A. Marineau	150,000	11%	$42.00	12/31/2012	$1,626,000
John Anderson	462,696	35%	42.00	12/31/2012	6,709,092
Robert L. Hanson	127,242	10%	42.00	12/31/2012	1,845,009
Hans Ploos van Amstel	127,242	10%	42.00	12/31/2012	1,845,009
John Goodman	80,972	6%	42.00	12/31/2012	1,174,094

(1)	Awards of SARs were granted under the EIP on July 13, 2006. The SAR grants vest as follows: for all recipients other than Mr. Marineau, one twenty-fourth (1/24th) of each SAR grant vests on the first day of each month commencing January 1, 2008 and ending December 1, 2009, subject to continued service through the applicable vesting date. For Mr. Marineau, his grant will vest evenly over an 11-month period commencing January 1, 2008 and ending November 30, 2008 and Mr. Marineau will be treated for purposes of this grant as if he had remained employed by us through November 30, 2008, notwithstanding his retirement at the end of our fiscal 2006.

(2)	100% of fair market value of one share of our common stock on the date of grant as determined by our Board based upon an independent appraisal.

(3)	Valued using the Black-Scholes model. The actual value, if any, an executive may realize will depend on the excess of the fair market value of our common stock over the exercise price on the date the SAR is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

Aggregated SAR Exercises in Fiscal Year 2006 and Value of SARs at End of Fiscal Year 2006

The following table sets forth information with respect to SARs exercises by the named executive officers during fiscal year 2006 and the value of their SARs as of November 26, 2006.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised SARs		In-the-Money SARs as of
	Acquired on	Value	as of November 26, 2006		November 26, 2006(2)
Name	Exercise(1)	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Philip A. Marineau	0	$0	0	150,000	$0	$1,350,000
John Anderson	0	0	0	462,696	0	4,164,264
Robert L. Hanson	0	0	0	127,242	0	1,145,178
Hans Ploos van Amstel	0	0	0	127,242	0	1,145,178
John Goodman	0	0	0	80,972	0	728,748

(1)	No SARs were exercised by our named executive officers in fiscal 2006.

(2)	Upon the exercise of a SAR, we will pay the participant an amount equal to the product of (i) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (ii) the number of SARs exercised. Our board determines how we make payment, which may include delivery of common stock, cash, a combination of cash and stock or any other form of consideration, as specified in the relevant award agreement.

Equity Compensation Plan Information

The following table sets forth certain information, as of November 26, 2006, with respect to the EIP, our only equity compensation plan. This plan was approved by our shareholders.

Number of SARs
			Weighted-Average	Remaining Available
		Number of Securities to	Exercise Price of	for Future Issuance
	Number of	Be Issued Upon Exercise	Outstanding	Under Equity
Plan category	Outstanding SARs	of Outstanding SARs(1)	SARs	Compensation Plans(2)

Equity compensation plans approved by shareholders	1,318,310	232,643	$42.00	115,674

(1)	Represents the number of shares of common stock the SARs would convert to if exercised November 26, 2006, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(2)	Calculated based on the number of SARs authorized upon the adoption of the EIP on July 13, 2006. However, the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

Pension Plan Benefits

Messrs. Marineau and Hanson.  The following table shows the estimated annual benefits payable upon retirement under our U.S. Home Office Pension Plan (the “HOPP”) to persons at various covered compensation levels and years-of-service classifications prior to mandatory offset of Social Security benefits. Covered compensation is defined as annual base salary plus annual bonus, within certain IRS limits. An average of the highest covered compensation amounts within a predefined period is used to calculate the final annual pension benefits. Covered compensation for these named executive officers is the same as the total of their salary and bonus amounts shown in the Summary Compensation Table, subject to certain IRS limits. The table assumes retirement at the age of 65, with payment to the employee in the form of a single-life annuity. In 2004, we made amendments to the U.S. HOPP that affected Mr. Marineau and Mr. Hanson in that their benefits were frozen under the plan.

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

The following table shows for Mr. Hanson, the credited years of service, the final compensation covered by the U.S. Home Office Pension Plan and the annual pension benefit, in a single life annuity, he would receive at age 65 under the plan if he were to leave Levi Strauss & Co. For Mr. Marineau, these numbers reflect his actual retirement benefit.

		Final Average	Annual
	Years of	Covered	Pension
	Service	Compensation	Benefit
	(as of November 26, 2006)

Philip A. Marineau(1)	25	$2,566,748	$773,017
Robert L. Hanson	17	583,058	189,084

(1)	For Mr. Marineau, the number of years of credited service and covered compensation are based on the terms of his employment agreement. Mr. Marineau’s HOPP benefits were frozen as of November 2004. However, as provided under Mr. Marineau’s employment agreement, he also participates in a supplemental executive retirement plan, which is a non-qualified complementary plan that operates in the same manner as the HOPP. This supplemental plan results in Mr. Marineau receiving the same pension benefits he would have received had the HOPP not been frozen. Mr. Marineau’s actual annual pension benefit reflects a reduction from the age 65 single-life annuity benefit based on his early retirement and the actual form of pension payment he elected.

Mr. Anderson.  Mr. Anderson is no longer an active participant in the Levi Strauss Australia pension plan and as such is accruing no further benefits under the plan. However, Mr. Anderson is vested under the plan, so he will receive a one-time lump sum payment upon retirement based on applicable years of service and average salary of 1.1 million Australian dollars, or approximately $841,712.

Mr. Ploos van Amstel.  Mr. Ploos van Amstel is no longer an active participant in the Levi Strauss Belgium pension plan and as such is accruing no further benefits under the plan. However, Mr. Ploos van Amstel is vested under the plan, so he will receive a one-time lump sum payment upon retirement based on company and personal contributions of €62,510, or approximately $80,113.

Employment Arrangements

Mr. Marineau.  We had an employment agreement with Mr. Marineau. He retired on November 26, 2006. His retirement arrangements are described below.

Mr. Anderson.  We have an employment arrangement with Mr. Anderson. The arrangement provides for a minimum base salary of $1,250,000. Mr. Anderson is also eligible to earn an annual bonus under our Annual Incentive Plan with a target incentive equal to 110% of base salary and is eligible to participate in our Senior Executive Severance Plan. In addition, Mr. Anderson received a grant award under our 2006 Equity Incentive Plan of 462,696 SARs.

Mr. Anderson receives certain other benefits under the terms of the arrangement. They include benefits to assist with the relocation of Mr. Anderson and his family from Singapore to San Francisco, California as follows: a one-time irrevocable lump sum gross payment of $5,800,000, of which $3,800,000 was paid in November 2006 and $1,000,000 will be paid in each of January 2008 and January 2009, so long as he remains actively employed at the time of each payment; continued availability of a company-paid apartment and automobile while his family remains in Singapore; temporary housing in San Francisco and application of his current hypothetical tax rate on his 2006 Annual Incentive Plan and final Management Incentive Plan payments. Mr. Anderson also receives healthcare, life insurance, long-term savings program and relocation program benefits as well as benefits under our various executive perquisite programs with an annual value of less than $30,000.

Mr. Anderson’s employment is at-will, and may be terminated by us or by Mr. Anderson at any time. Mr. Anderson will not receive any separate compensation for his services as a member of our board of directors.

Mr. Ploos van Amstel.  We have an employment arrangement with Mr. Ploos van Amstel. Under the arrangement, Mr. Ploos van Amstel receives a base salary at an annual rate of not less than $500,000, and is eligible to participate in our Annual Incentive Plan at a target participation rate of 65% of salary, and our 2005 Senior Executive Long-Term Incentive Plan at a target participation amount of $700,000. In addition, Mr. Ploos van Amstel received an initial bonus of $300,000 net of taxes, which equated to a $524,302 gross payment.

Under his arrangement, Mr. Ploos van Amstel is entitled to specified fringe benefits including healthcare benefits, reimbursement of expenses associated with the relocation of his household from Belgium to San Francisco, California, and benefits under the various executive perquisite programs available to similarly ranked executives. Mr. Ploos van Amstel is eligible for participation in our Senior Executive Severance Plan. Mr. Ploos van Amstel’s employment is at-will, and may be terminated by us or by Mr. Ploos van Amstel at any time.

Mr. Goodman.  We have an employment arrangement with Mr. Goodman. The arrangement provides for a base salary at an annual rate of not less than $550,000. Mr. Goodman is eligible to participate in our Annual Incentive Plan at a target participation rate of 65% of salary. For 2005, we guaranteed a minimum annual incentive payment of $357,500 which we paid during the first quarter of 2006. Mr. Goodman was also eligible to participate in our Senior Executive Long-Term Incentive Plan. His 2005 grant was 23,334 shares with a target award value of $1,400,000 tied to LS&CO.’s achievement of its 3-year performance goal at the end of 2007. For 2006, Mr. Goodman was to receive a new SELTIP grant with a target value of $700,000. No 2006 SELTIP grant was made. Instead, the EIP replaced SELTIP. As a result, Mr. Goodman received a 2006 SAR grant. In addition, Mr. Goodman received a signing bonus of $750,000, which he must repay on a pro rata basis in the event he resigns voluntarily or is terminated for cause before June 2007. The signing bonus was paid in two equal installments, the first within 15 days of his start date and the second, in December 2005. He is also eligible to participate in the normal benefits program available to all U.S. executives. Mr. Goodman’s employment is at-will, and may be terminated by us or by Mr. Goodman at any time.

Severance Arrangements

Mr. Marineau.  Mr. Marineau was eligible for severance benefits as provided in his employment agreement. Upon announcement of his retirement on July 6, 2006, we entered into an agreement with Mr. Marineau confirming various retirement-related arrangements. The agreement provided that:

•	Mr. Marineau’s existing employment agreement would continue in effect until the completion of his service at the end of fiscal 2006, and, together with the applicable plans, would govern the terms of his postretirement benefits under our pension, post-employment health care and executive deferred compensation plans.

•	Effective upon Mr. Marineau’s retirement on November 26, 2006, he would become fully vested in his existing awards under our Management Incentive Plan, Annual Incentive Plan and Senior Executive Long-Term Incentive Plan.

•	Mr. Marineau would also become entitled to receive by January 15, 2007 a payment of $7,750,000 in recognition of his service through November 26, 2006. We paid that amount in December 2006.

•	Mr. Marineau would also retire from his position as a member of our board of directors as of the end of fiscal 2006.

•	Mr. Marineau’s SAR grant under the EIP will vest evenly over an 11- month period commencing January 1, 2008 and ending November 30, 2008 and Mr. Marineau will be treated for purposes of this grant as if he had remained employed by us through November 30, 2008, notwithstanding his retirement at the end of our fiscal 2006.

Messrs. Anderson, Hanson, Ploos van Amstel and Goodman.  Messrs. Anderson, Hanson, Ploos van Amstel and Goodman are eligible for payments and other benefits under our Senior Executive Severance Plan, which is a discretionary, unfunded plan available to a select group of executives to recognize their past service to us in the event their employment is involuntarily terminated. We may terminate or amend this plan at any time at our sole discretion.

Under the plan, in exchange for the executive’s execution of a general release agreement with us following an involuntary termination without cause, we will pay the executive his or her base salary, plus a target bonus amount for the fiscal year in which the executive is notified of his or her employment termination. We will make this payment in installments or on the same payment schedule and in an amount no greater than the executive’s base salary at the time his/her employment terminated for a period ranging from 26 weeks to 104 weeks, depending on the executive’s classification.

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

The table on the following page contains information about the beneficial ownership of our voting trust certificates as of February 1, 2007, by:

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

As of February 1, 2007, there were 174 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of February 1, 2007. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

			Percentage of
	Number of Voting		Voting Trust
	Trust Certificates		Certificates
Name	Beneficially Owned		Outstanding

Peter E. Haas, Jr.	10,180,335	(1)	27.31%
Miriam L. Haas	6,547,314	(2)	17.56%
Robert D. Haas	3,954,848	(3)	10.61%
Margaret E. Haas	2,784,983	(4)	7.47%
F. Warren Hellman	717,585	(5)	1.92%
Peter A. Georgescu	—		—
Patricia A. House	—		—
Leon J. Level	—		—
Patricia Salas Pineda	—		—
T. Gary Rogers	—		—
R. John Anderson	—		—
John Goodman	—		—
Robert L. Hanson	—		—
Hans Ploos van Amstel	—		—
Directors and executive officers as a group (17 persons)	14,852,768		39.84%

(1)	Includes 3,882,360 voting trust certificates held by a trust, of which Mr. Haas is trustee, for the benefit of charitable entities. Includes a total of 1,644,624 voting trust certificates held by Mr. Haas’ wife and by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 11,709 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of the children of Mr. Haas and of Margaret E. Haas. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 2,657,721 voting trust certificates held by partnerships of which Mr. Haas is managing general partner.

(2)	Includes 3,567,385 voting trust certificates held by the estate of Peter E. Haas, Sr., for which Ms. Haas is the co-executor under the will of Peter E. Haas, Sr.

(3)	Includes an aggregate of 50,876 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 700,000 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust B-1 of which Mr. Haas is trustee. Includes 8,509 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust A, of which Mr. Haas is a co-trustee, for the benefit of his mother. Mr. Haas disclaims beneficial ownership of these voting trust certificates.

(4)	Includes 14,341 voting trust certificates held in a custodial account, of which Ms. Haas is custodian, for the benefit of Ms. Haas’ son. Ms. Haas disclaims beneficial ownership of these voting trust certificates.

(5)	Includes 190,243 voting trust certificates held by a trust, of which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of these voting trust certificates.

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

Estate Tax Repurchase Policy

We have a policy under which we may repurchase a portion of the shares offered by the estate of a deceased stockholder in order to generate funds for payment of estate taxes. The purchase price will be based on a valuation received from an independent investment banking or appraisal firm. Estate repurchase transactions are subject to applicable laws governing stock repurchases, board approval and restrictions under our credit agreements and senior note indentures. Our senior secured revolving credit facility and the indentures relating to our senior notes limit our ability to make repurchases. The policy does not create a contractual obligation on our part. We may amend or terminate this policy at any time. No shares were repurchased under this policy in 2006, 2005 or 2004.

Equity Incentive Plan

We have an equity incentive compensation plan for our senior executive team. The plan is an omnibus plan that enables our board to select from a variety of stock awards, including stock options, restricted stock and stock appreciation rights, as well as performance awards, in defining long-term incentives for our management. The plan provides that, prior to an initial public offering (“IPO”), a participant may require us to repurchase shares of our common stock held by the participant at then-current fair market value, and that we will have the right to repurchase shares of our common stock held by a participant at then-current fair market value. However, we will not be obligated to repurchase our common stock in certain situations, such as if the repurchase would violate applicable law or the provisions of any agreement, including credit agreements or bond indentures, to which we are a party, or if we determine that the repurchase would be inadvisable in view of a pending or planned IPO, dividend, redemption or other distribution to our stockholders, or any change has occurred or has been threatened in our business, condition, income, operations, liquidity, stock ownership, or prospects. Finally, prior to an IPO, we may require, as a condition to receipt of common stock under the plan, that the recipient enter into certain agreements, including our stockholders’ agreement and our voting trust agreement.

For more information about the plan, see “Item 11 — Executive Compensation” and Note 14 to our audited consolidated financial statements included in this report.

Valuation Policy

We have a policy under which we obtain, and make available to our stockholders, an annual independent third-party valuation of our common stock. We used this valuation for, among other things, making determinations under our equity incentive and senior executive long-term incentive plans. The policy provides that we will make reasonable efforts to defend valuations we obtain which are challenged in any tax or regulatory proceeding involving a stockholder (including an estate) that used the valuation and was challenged on that use. The policy provides that we will not indemnify any stockholder against any judgment or settlement amounts or expenses specific to any individual stockholder arising from the use of a valuation.

Voting Trustee Compensation

The voting trust agreement provides that trustees who are also beneficial owners of 1% or more of our stock are not entitled to compensation for their services as trustees. Trustees who are not beneficial owners of more than 1% of our outstanding stock may receive such compensation upon approval of our board. All trustees are entitled to reimbursement for reasonable expenses and charges which they may incur in carrying out their duties as trustees. As of November 26, 2006, each trustee beneficially owned more than 1% of our outstanding stock.

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

Limitation of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under Delaware state law. Under Delaware state law, our directors have a fiduciary duty to us which will not be eliminated by this provision in our certificate of incorporation. In addition, each of our directors is subject to liability under Delaware state law for breach of the director’s duty of loyalty to us for acts or omissions which are found by a court of competent jurisdiction to be not in good faith or which involve intentional misconduct or knowing violations of law for actions leading to improper personal benefit to the director and for payment of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware state law. This provision does not affect the directors’ responsibilities under any other laws, such as the federal securities laws.

Delaware state law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability for the following:

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

Delaware state law provides that the indemnification permitted thereunder will not be considered exclusive of any other rights to which the directors and officers may be entitled under our bylaws, any agreement, a vote of stockholders or otherwise. Our certificate of incorporation and bylaws eliminate the personal liability of directors to the maximum extent permitted by Delaware state law. In addition, our certificate of incorporation and bylaws provide that we may fully indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was one of our directors, officers, employees or other agents, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding.

We believe that the limitation of liability provision in our certificate of incorporation facilitates our ability to continue to attract and retain qualified individuals to serve as directors and officers. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions, regardless of whether Delaware state law would permit indemnification. We have purchased liability insurance for our officers and directors.

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent as to which indemnification will be required or permitted under our certificate of incorporation other than a claim against one of our former employees in connection with our wrongful termination litigation and claims against certain of our current and former board members and officers in connection with our class actions securities litigation. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification. For more information, see “Item 1 — Business — Legal Proceedings.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

F. Warren Hellman, one of our directors, is a member of the University of California Berkeley Foundation, a not-for-profit organization dedicated to supporting U.C. Berkeley’s core endeavors: teaching, research and public service. In 2006, the Levi Strauss Foundation donated $100,000 to the University of California Berkeley Foundation.

Robert E. Friedman, a director until July 2006, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit organization focused on creating economic opportunity by helping residents of poor communities, which works with public and private policymakers in governments, international organizations, corporations, private foundations, labor unions and community groups to design and implement economic development strategies. In 2006, the Levi Strauss Foundation donated $150,000 to the Corporation for Enterprise Development.

James C. Gaither, a director until July 2006, was, prior to 2004, senior counsel to the law firm Cooley Godward Kronish LLP. Cooley Godward Kronish provided legal services to us and to the Human Resources Committee of our board of directors in 2006, for which we paid fees of approximately $465,000.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Engagement of the Independent Registered Public Accounting Firm.  The audit committee is responsible for approving every engagement of our independent registered public accounting firm to perform audit or non-audit services for us before being engaged to provide those services. The audit committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage our independent registered public accounting firm for the next 12 months. Those services typically include quarterly reviews, employee benefit plan reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new proposed engagement comes up during the year that was not pre-approved by the audit committee as discussed above, the engagement will require: (i) specific approval of the chief financial officer and corporate controller (including confirming with counsel permissibility under applicable laws and evaluating potential impact on independence) and, if approved by management, (ii) approval of the audit committee.

•	Third, the chair of the audit committee will have the authority to give such approval, but may seek full audit committee input and approval in specific cases as he or she may determine.

Auditor Fees.  The following table shows fees billed to or incurred by us for professional services rendered by KPMG LLP, our independent registered public accounting firm during 2006 and 2005:

	Year Ended	Year Ended
	November 26,	November 27,
	2006	2005

Services provided:
Audit fees(1)	$4,960	$4,345
Audit-related fees(2)	490	730
Tax services	40	—

Total fees	$5,490	$5,075

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Principally comprised of fees related to the audit of our benefit plans, Sarbanes-Oxley Section 404 planning and services provided related to our debt refinancing activities.

Change in Principal Independent Accountants. On February 5, 2007, we informed KPMG LLP that they would be dismissed as our principal independent accountants effective upon the completion of their audit of our financial statements as of and for the fiscal year ended November 26, 2006, and the issuance of their report thereon. On February 9, 2007, we engaged PricewaterhouseCoopers LLP as our new principal independent accountants.

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

Exhibits

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 12.25% Senior Notes due 2012, dated December 4, 2002, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.3	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.4	Indenture relating to the Floating Rate Senior Notes due 2012, dated of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.5	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.6	First Supplemental Indenture relating to the Floating Rate Senior Notes due 2012, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.7	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.8	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.

Exhibits

4.9	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	First Amended and Restated Credit Agreement, dated May 18, 2006, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent and Sole Syndication Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.3	First Amended and Restated Pledge and Security Agreement, dated May 18, 2006, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.4	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.5	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.6	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.7	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*
10.8	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.10	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.12	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.13	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.14	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.15	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*

Exhibits

10.16	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.17	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.18	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.19	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.20	Long-Term Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.21	Senior Executive Long Term Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.22	2005 Management Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 11, 2005.*
10.23	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.24	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.25	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.26	Offer Letter, dated March 24, 2005, between the Registrant and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Executive Officer of the Registrant. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*
10.27	Letter of December 18, 2006, to Hans Ploos van Amstel. Previously filed with the Commission on December 22, 2006.*
10.28	Offer Letter, dated May 13, 2005, between the Registrant and John Goodman. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.29	Memorandum, dated July 8, 2005, summarizing the terms of Robert D. Haas’ role as Chairman of the Board of the Registrant. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.30	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.31	Letter Agreement, dated July 5, 2006, between the Registrant and Philip A. Marineau. Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 11, 2006.
10.32	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.33	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
21	Subsidiaries of the Registrant. Filed herewith.

Exhibits

24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to/		Balance at
	Beginning	(Recoveries of)		End of
Allowance for Doubtful Accounts	of Period	Expenses	Deductions(1)	Period
	(Dollars in thousands)

November 26, 2006	$26,550	$(1,021)	$7,531	$17,998

November 27, 2005	$29,002	$4,858	$7,310	$26,550

November 28, 2004	$26,956	$7,892	$5,846	$29,002

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Returns	of Period	Net Sales	Deductions(1)	Period
		(Dollars in thousands)

November 26, 2006	$18,418	$110,740	$99,270	$29,888

November 27, 2005	$14,429	$92,502	$88,513	$18,418

November 28, 2004	$10,955	$83,576	$80,102	$14,429

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Discounts and Incentives	of Period	Net Sales	Deductions(1)	Period
		(Dollars in thousands)

November 26, 2006	$77,480	$242,654	$236,032	$84,102

November 27, 2005	$80,236	$233,346	$236,102	$77,480

November 28, 2004	$65,450	$240,673	$225,887	$80,236

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ Hans Ploos Van Amstel
Hans Ploos van Amstel
Senior Vice President and Chief Financial Officer

Date: February 13, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hans Ploos van Amstel, Heidi L. Manes, and Hilary K. Krane and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert D. Haas Robert D. Haas	Chairman of the Board	Date: February 13, 2007

/s/ R. John Anderson R. John Anderson	Director, President and Chief Executive Officer	Date: February 13, 2007

/s/ Peter A. Georgescu Peter A. Georgescu	Director	Date: February 13, 2007

/s/ Peter E. Haas, JR Peter E. Haas, JR	Director	Date: February 13, 2007

/s/ F. Warren Hellman F. Warren Hellman	Director	Date: February 13, 2007

/s/ Patricia A. House Patricia A. House	Director	Date: February 13, 2007

/s/ Leon J. Level Leon J. Level	Director	Date: February 13, 2007

/s/ Patricia Salas Pineda Patricia Salas Pineda	Director	Date: February 13, 2007

/s/ T. Gary Rogers T. Gary Rogers	Director	Date: February 13, 2007

/s/ Heidi L. Manes Heidi L. Manes	Vice President and Controller (Principal Accounting Officer)	Date: February 13, 2007

SUPPLEMENTAL INFORMATION

We will furnish our 2006 annual report to our voting trust certificate holders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 12.25% Senior Notes due 2012, dated December 4, 2002, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.3	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.4	Indenture relating to the Floating Rate Senior Notes due 2012, dated of March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.5	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.6	First Supplemental Indenture relating to the Floating Rate Senior Notes due 2012, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.7	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.8	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.9	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	First Amended and Restated Credit Agreement, dated May 18, 2006, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent and Sole Syndication Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.3	First Amended and Restated Pledge and Security Agreement, dated May 18, 2006, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.4	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.5	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.6	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.7	Discretionary Supplemental Executive Retirement Plan Arrangement for Selected Executive Officers. Previously filed as Exhibit 10.36 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 17, 2000.*
10.8	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.10	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.12	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.13	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.14	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.15	Senior Executive Severance Plan effective July 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2002.*
10.16	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.17	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.18	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.19	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.20	Long-Term Incentive Plan, dated December 1, 2003. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 13, 2004.*
10.21	Senior Executive Long Term Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.22	2005 Management Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 11, 2005.*
10.23	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.24	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.25	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.26	Offer Letter, dated March 24, 2005, between the Registrant and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Executive Officer of the Registrant. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*
10.27	Letter of December 18, 2006, to Hans Ploos van Amstel. Previously filed with the Commission on December 22, 2006.*
10.28	Offer Letter, dated May 13, 2005, between the Registrant and John Goodman. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*

10.29	Memorandum, dated July 8, 2005, summarizing the terms of Robert D. Haas’ role as Chairman of the Board of the Registrant. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.30	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.31	Letter Agreement, dated July 5, 2006, between the Registrant and Philip A. Marineau. Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 11, 2006.
10.32	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.33	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.