Form 10-Q
period 2007-02-25
LEVI STRAUSS & CO
filed 2007-04-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 25, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 002-90139

LEVI STRAUSS & CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-0905160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1155 Battery Street, San Francisco, California 94111
(Address of Principal Executive Offices) (Zip Code)

(415) 501-6000
(Registrant’s Telephone Number, Including Area Code)

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Common Stock $.01 par value — 37,278,238 shares outstanding on April 4, 2007

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 25,	November 26,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$237,229	$279,501
Restricted cash	4,340	1,616
Trade receivables, net of allowance for doubtful accounts of $16,578 and $17,998	566,987	589,975
Inventories:
Raw materials	15,081	13,543
Work-in-process	11,009	13,479
Finished goods	572,815	523,041

Total inventories	598,905	550,063
Deferred tax assets, net	101,221	101,823
Other current assets	74,184	86,292

Total current assets	1,582,866	1,609,270
Property, plant and equipment, net of accumulated depreciation of $544,767 and $530,413	394,342	404,429
Goodwill	206,190	203,989
Other intangible assets, net	42,809	42,815
Non-current deferred tax assets, net	454,752	457,105
Other assets	84,112	86,457

Total assets	$2,765,071	$2,804,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$4,920	$11,089
Current maturities of capital leases	1,632	1,608
Accounts payable	230,037	245,629
Restructuring liabilities	15,890	13,080
Other accrued liabilities	179,421	194,601
Accrued salaries, wages and employee benefits	201,082	261,234
Accrued interest payable	50,258	61,827
Accrued income taxes	57,314	14,226

Total current liabilities	740,554	803,294
Long-term debt, less current maturities	2,199,077	2,206,323
Long-term capital leases, less current maturities	2,583	3,086
Postretirement benefits	339,473	379,188
Pension liability	185,241	184,090
Long-term employee related benefits	117,582	136,408
Long-term income tax liabilities	23,802	19,994
Other long-term liabilities	44,267	46,635
Minority interest	16,457	17,138

Total liabilities	3,669,036	3,796,156

Commitments and contingencies (Note 5)
Temporary equity	3,446	1,956

Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	89,266	89,837
Accumulated deficit	(872,843)	(959,478)
Accumulated other comprehensive loss	(124,207)	(124,779)

Total stockholders’ deficit	(907,411)	(994,047)

Total liabilities, temporary equity and stockholders’ deficit	$2,765,071	$2,804,065

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 25,	February 26,
	2007	2006
	(Dollars in thousands) (Unaudited)

Net sales	$1,016,299	$947,874
Licensing revenue	21,106	19,767

Net revenues	1,037,405	967,641
Cost of goods sold	539,790	502,522

Gross profit	497,615	465,119
Selling, general and administrative expenses	295,562	291,295
Restructuring charges, net	12,815	3,187

Operating income	189,238	170,637
Interest expense	57,725	66,297
Other income, net	(13,558)	(1,141)

Income before income taxes	145,071	105,481
Income tax expense	58,436	51,667

Net income	$86,635	$53,814

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 25,	February 26,
	2007	2006
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$86,635	$53,814
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	16,231	16,330
Asset impairments associated with reorganization initiatives	7,008	—
Loss (gain) on disposal of property, plant and equipment	36	(1,243)
Unrealized foreign currency exchange (gains) losses	(9,780)	650
Postretirement benefit plan curtailment gain	(25,321)	—
Amortization of deferred debt issuance costs	1,465	3,012
Stock-based compensation	920	—
Provision for doubtful accounts	331	391
Change in operating assets and liabilities:
Trade receivables	21,370	112,988
Inventories	(51,973)	10,457
Other current assets	12,946	(3,791)
Other non-current assets	1,034	(1,332)
Accounts payable and other accrued liabilities	(36,772)	(99,697)
Income tax liabilities	46,668	35,056
Restructuring liabilities	1,694	(896)
Accrued salaries, wages and employee benefits	(78,180)	(56,255)
Long-term employee related benefits	(13,142)	(13,274)
Other long-term liabilities	(1,693)	(1,744)
Other, net	82	(82)

Net cash (used for) provided by operating activities	(20,441)	54,384

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,607)	(9,740)
Proceeds from sale of property, plant and equipment	179	1,778
Acquisition of retail stores	(2,502)	(1,032)

Net cash used for investing activities	(11,930)	(8,994)

Cash Flows from Financing Activities:
Repayments of long-term debt	(472)	(2,910)
Net decrease in short-term borrowings	(6,866)	(1,894)
Debt issuance costs	—	(41)
Increase in restricted cash	(2,734)	(649)

Net cash used for financing activities	(10,072)	(5,494)

Effect of exchange rate changes on cash	171	1,953

Net (decrease) increase in cash and cash equivalents	(42,272)	41,849
Beginning cash and cash equivalents	279,501	239,584

Ending cash and cash equivalents	$237,229	$281,433

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,748	$80,496
Income taxes	5,595	17,946
Restructuring initiatives	4,082	4,256

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of LS&CO. and its wholly-owned and majority-owned foreign and domestic subsidiaries (the “Company”) are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 26, 2006, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 13, 2007.

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 25, 2007, may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2007.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. Both the 2007 and 2006 fiscal years consist of 52 weeks ending on November 25, 2007, and November 26, 2006, respectively. Each quarter of both fiscal years 2007 and 2006 consists of 13 weeks. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to local statutory requirements. All references to years relate to fiscal years rather than calendar years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption, which is fiscal year end 2007 for the Company. The Company has pension and other postretirement plans which will be affected by the adoption of SFAS 158. Based on third-party actuarial estimates of plan assets and obligations as of November 26, 2006, the Company estimates that had the Company been required to adopt the provisions of SFAS 158 at the reporting date, the adoption would have resulted in a net decrease to total liabilities of approximately $172 million, with corresponding decreases to stockholder’s deficit of $106 million and to deferred tax assets of $66 million. The actual impact of the adoption of SFAS 158 will depend on the valuation of plan assets and obligations at November 25, 2007.

First Quarter of 2008

•	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its financial statements.

•	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

•	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

requirements of SFAS 159. The Company is currently evaluating whether to elect the option provided for in this standard.

NOTE 2:	INCOME TAXES

Effective Income Tax Rate.  The Company’s income tax expense was $58.4 million and $51.7 million for the three months ended February 25, 2007, and February 26, 2006, respectively. The Company’s effective tax rate was 40.3% and 49.0% for the three months ended February 25, 2007, and February 26, 2006, respectively. The decrease in the effective tax rate for the three months ended February 25, 2007, compared to the same period in 2006, was primarily driven by a reduction in the overall residual U.S. tax expected to be imposed upon a repatriation of the Company’s unremitted foreign earnings.

Estimated Annual Effective Income Tax Rate.  The Company’s estimated annual effective tax rate for 2007 is 41.1%. This differs from the effective tax rate of 40.3% for the three months ended February 25, 2007, as the annual rate includes an estimate of losses in certain foreign jurisdictions for which no tax benefit could be recognized. Such losses for the three months ended February 25, 2007, were insignificant and accordingly did not affect the income tax rate. The estimated annual effective income tax rate for 2007 and 2006 differs from the U.S. federal statutory income tax rate of 35.0% as follows:

	Fiscal Year	Fiscal Year
	2007(1)	2006(2)

Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	2.1	0.6
Impact of foreign operations	2.1	12.5
Reassessment of liabilities due to change in estimates	2.0	0.8
Other	(0.1)	0.4

	41.1%	49.3%

(1)	Estimated annual effective income tax rate for 2007.

(2)	Projected annual effective income tax rate used for the three months ended February 26, 2006.

The “State income taxes, net of U.S. federal impact” item above primarily reflects the current and deferred state income tax expense, net of related federal benefit. The impact of this item on the Company’s estimated annual effective tax rate increased in 2007 from the prior year as a result of higher estimated deferred tax expense in 2007.

The “Impact of foreign operations” item above includes an accrual for the additional U.S. income tax that is expected to be imposed upon a distribution of unremitted foreign earnings, the impact of the taxation of foreign profits in jurisdictions where tax rates differ from the U.S. federal statutory rate and the impact of foreign withholding taxes. The effect of this item on the Company’s estimated annual effective tax rate decreased in 2007 from the prior year primarily due to a reduction in the overall residual U.S. tax expected to be imposed upon a repatriation of the Company’s unremitted foreign earnings. The reduction resulted from a change in the Company’s expectations regarding its ability to utilize some portion of the foreign tax credits that would be available upon the repatriation of the Company’s unremitted foreign earnings.

The “Reassessment of liabilities due to change in estimate” item relates primarily to changes in the Company’s estimate of its contingent tax liabilities. The impact of this item on the Company’s estimated annual effective tax rate has increased in 2007 from the prior year primarily due to additional foreign contingent tax liabilities.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the three months ended February 25, 2007, were as follows:

	North		Asia
	America	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 26, 2006	$199,905	$3,814	$270	$203,989
Acquired goodwill	—	—	2,175	2,175
Foreign currency fluctuation	—	48	(22)	26

Balance, February 25, 2007	$199,905	$3,862	$2,423	$206,190

During the three months ended February 25, 2007, the Company purchased six retail stores in Asia Pacific resulting in $2.2 million of additional goodwill.

Other intangible assets were as follows:

	February 25, 2007			November 26, 2006
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
(Dollars in thousands)

Trademarks and other intangible assets	$43,059	$(250)	$42,809	$43,059	$(244)	$42,815

Intangible assets are primarily comprised of owned trademarks with indefinite useful lives. Approximately $0.1 million of the intangible assets balance is subject to amortization, for which the annual amortization expense is not material to the consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

NOTE 4:	LONG-TERM DEBT

	February 25,	November 26,
	2007	2006
	(Dollars in thousands)

Long-term debt
Secured:
Revolving credit facility	$—	$—
Notes payable, at various rates	118	117

Subtotal	118	117

Unsecured:
Notes:
12.25% senior notes due 2012	522,525	522,453
Floating rate senior notes due 2012	380,000	380,000
8.625% Euro senior notes due 2013	331,682	330,952
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	164,752	172,801

Subtotal	2,198,959	2,206,206
Less: current maturities	—	—

Total long-term debt	$2,199,077	$2,206,323

Short-term debt
Short-term borrowings	$4,920	$11,089
Current maturities of long-term debt	—	—

Total short-term debt	$4,920	$11,089

Total long-term and short-term debt	$2,203,997	$2,217,412

Subsequent Event — Senior Unsecured Term Loan

Principal Amount and Interest Rate.  On March 27, 2007, the Company entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. On April 4, 2007, the Company borrowed the maximum available $322.6 million under the term loan for the purposes described below. The term loan matures on April 4, 2014 and bears interest at LIBOR plus 2.25% or 1.25% over the base rate. The term loan may not be prepaid during the first year but thereafter may be prepaid without premium or penalty.

Use of Proceeds — Redemption of Floating Rate Senior Notes due 2012.  On April 5, 2007, the Company used the borrowings under the new senior unsecured term loan, plus cash on hand of approximately $67 million, to redeem all of the outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses of approximately $8 million. The Company also wrote off approximately $7 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. As a result, the Company will record an approximately $15 million loss on early extinguishment of debt in the second quarter of 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

Short-term Credit Lines and Standby Letters of Credit

As of February 25, 2007, the Company’s total availability of $357.8 million under its senior secured revolving credit facility was reduced by $91.5 million of letters of credit and other credit usage allocated under the senior secured revolving credit facility, yielding a net availability of $266.3 million. Included in the $91.5 million of letters of credit and other credit usage, which arrangements are with various international banks, were $67.6 million of standby letters of credit (of which $44.5 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds), $17.7 million of trade letters of credit and $6.2 million of other credit usage. The Company pays fees on letters of credit and other credit usage, and borrowings against the letters of credit are subject to interest at various rates.

Under the senior secured revolving credit facility, the Company is required to maintain certain reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent) including a $75.0 million reserve at all times. These reserves reduce the availability under the Company’s credit facility.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three months ended February 25, 2007, and February 26, 2006, including the amortization of capitalized bank fees and underwriting fees, was 9.89% and 10.70%, respectively. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. At February 25, 2007, the Company had U.S. dollar spot and forward currency contracts to buy $443.9 million and to sell $292.0 million against various foreign currencies. The Company also had Euro forward currency contracts to buy 25.4 million Euros ($33.3 million equivalent) against the Norwegian Krona and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2007.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.  There have been no material developments in this litigation since the Company filed its 2006 Annual Report on Form 10-K on February 13, 2007. For more information about the litigation, see Note 7 to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K.

Class Actions Securities Litigation.  There have been no material developments in this litigation since the Company filed its 2006 Annual Report on Form 10-K on February 13, 2007. For more information about the litigation, see Note 7 to the consolidated financial statements contained in such Form 10-K.

Other Litigation.  In the ordinary course of business, the Company has various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on its financial condition or results of operations.

NOTE 6:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of February 25, 2007. In the table below, “Severance and employee benefits” relate to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Other restructuring costs” primarily relate to lease loss liability and facility closure costs. “Charges” represent the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” include revisions of estimates related to severance, employee benefits and other restructuring costs.

For the three months ended February 25, 2007, the Company recognized restructuring charges, net, of $12.8 million. Restructuring charges for this period relate primarily to current period asset impairment and severance charges associated with the planned closure of the Company’s distribution center in Heusenstamm, Germany and reorganization of the Company’s Eastern European operations, each described below. For the three months ended February 26, 2006, the Company recognized restructuring charges, net, of $3.2 million. Restructuring charges for the 2006 period relate primarily to the 2006 reorganization of the Company’s Nordic operations described below. The long-term portion of restructuring liabilities at February 25, 2007, primarily relates to lease costs, net of estimated sub-lease income, associated with exited facilities, and is included in “Other long-term liabilities” on the Company’s unaudited consolidated balance sheets.

The following table summarizes the activity for the three months ended February 25, 2007, and the restructuring liabilities balance as of November 26, 2006, and February 25, 2007, associated with the Company’s reorganization initiatives:

	Restructuring
	Liabilities				Liabilities	Cumulative
	November 26,				February 25,	Charges
	2006	Charges	Utilization	Adjustments	2007	To Date
	(Dollars in thousands)
2007 reorganization initiatives:(1)
Severance and employee benefits	$—	$5,376	$—	$—	$5,376	$5,376
Asset impairment	—	7,008	(7,008)	—	—	7,008
Prior reorganization initiatives:(2)
Severance and employee benefits	9,001	140	(2,175)	(17)	6,949	183,293
Other restructuring costs	11,746	386	(1,928)	(78)	10,126	53,792

Total	$20,747	$12,910	$(11,111)	$(95)	$22,451	$249,469

Current portion	$13,080				$15,890
Long-term portion	7,667				6,561

Total	$20,747				$22,451

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

(1)	On March 1, 2007, the Company announced the reorganization of its Eastern European operations to reduce complexity and streamline business processes within Eastern Europe. This reorganization will result in the elimination of the jobs of approximately 11 employees through 2007. The Company is obligated under lease commitments through the third quarter of 2009 and will record a lease loss liability upon ceasing use of the facility.

On March 22, 2007, the Company announced its intent to close and sell its distribution center in Heusenstamm, Germany to enhance operational efficiencies in its European distribution network and concentrate logistics activities with the Company’s central logistics provider in Bornem, Belgium. In addition, the offices of the German business, which are located at the Heusenstamm facility, will move to a more central location in Frankfurt, Germany. The Company anticipates that the closure will take place in the first quarter of 2008. The closure will result in the elimination of the jobs of approximately 56 employees throughout 2007 and 2008.

Current year charges include the estimated severance that will be payable to the terminated employees in respect of both of these 2007 reorganization initiatives. Additionally, as a result of the Heusenstamm facility closure, the Company recorded a $7.0 million impairment charge relating to the write-down of building, land and some machinery and equipment to their estimated fair values. The Company estimates that it will incur additional restructuring charges related to these actions, principally in the form of additional termination benefits and facility-related costs, which will be recorded in future periods as appropriate.

(2)	Prior reorganization initiatives include organizational changes and plant closures in years 2002 through 2006, primarily in North America and Europe, which the Company has previously disclosed. Of the $17.1 million restructuring liability at February 25, 2007, $4.4 million resulted from its distribution facility closure in Little Rock, Arkansas, that commenced in 2006; $1.3 million resulted from the consolidation of its Nordic operations into its European headquarters in Brussels in 2006; $0.6 million resulted from the withdrawal of the Levi Strauss Signature® brand in Europe announced in 2006 and $10.8 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities.

The Company estimates that it will incur future additional restructuring charges of approximately $1.9 million related to these actions. The Company expects to eliminate the 29 remaining jobs related to the 2006 activities by the end of 2007.

NOTE 7:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and postretirement benefit plans for the three months ended February 25, 2007, and February 26, 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 25,	February 26,	February 25,	February 26,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$1,991	$1,983	$186	$207
Interest cost	14,384	14,031	2,692	3,013
Expected return on plan assets	(14,974)	(13,330)	—	—
Amortization of prior service cost (benefit)	209	392	(11,971)	(14,389)
Amortization of transition asset	118	148	—	—
Amortization of actuarial loss	1,725	1,975	1,323	1,671
Curtailment gain(1)	—	—	(25,321)	—
Net settlement loss(2)	—	2,590	—	—

Net periodic benefit cost (income)	$3,453	$7,789	$(33,091)	$(9,498)

(1)	Postretirement benefit curtailment gain for the three months ended February 25, 2007, relates to the impact of job reductions in connection with the facility closure in Little Rock, Arkansas, attributable to the accelerated recognition of prior service benefit associated with prior plan amendments.

(2)	Net settlement loss for the three months ended February 26, 2006, primarily consists of a $2.7 million net loss resulting from the settlement of liabilities of certain participants in the Company’s hourly pension plan in Canada as a result of prior plant closures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

NOTE 8:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended
	February 25,	February 26,
	2007	2006
	(Dollars in thousands)

Net income	$86,635	$53,814

Other comprehensive income:
Net investment hedge gains (losses)	1,860	(2,555)
Foreign currency translation (losses) gains	(1,384)	2,726
Unrealized (loss) gain on marketable securities	(819)	414
Decrease in cash flow hedges	905	—
Decrease in additional minimum pension liability	10	788

Total other comprehensive income	572	1,373

Total comprehensive income	$87,207	$55,187

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	February 25,	November 26,
	2007	2006
	(Dollars in thousands)

Net investment hedge losses	$(4,547)	$(6,407)
Foreign currency translation losses	(31,743)	(30,359)
Unrealized gain on marketable securities	713	1,532
Cash flow hedges(1)	(464)	(1,369)
Additional minimum pension liability	(88,166)	(88,176)

Accumulated other comprehensive loss, net of income taxes	$(124,207)	$(124,779)

(1)	On February 23, 2007, the Company determined that the designation of the derivatives as hedging instruments for the forecasted intercompany royalty flows was no longer appropriate and discontinued its cash flow hedge designation. The loss from the derivative instruments included in “Accumulated other comprehensive loss” at the de-designation date will remain in “Accumulated other comprehensive loss” and will be reclassified to earnings when the forecasted transactions affect earnings; the derivatives are expected to affect earnings through December 2007. Future changes in the fair value of these derivatives will be recognized in “Other income, net.”

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

NOTE 9:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net” in the Company’s unaudited consolidated statements of income:

	Three Months Ended
	February 25,	February 26,
	2007	2006
	(Dollars in thousands)

Foreign exchange management (gains) losses	$(664)	$3,529
Foreign currency transaction gains	(7,118)	(2,071)
Interest income	(3,756)	(3,128)
Investment income	(2,457)	(548)
Minority interest — Levi Strauss Japan K.K	138	383
Other(1)	299	694

Total other income, net	$(13,558)	$(1,141)

(1)	Includes loss on early extinguishment of debt, which was insignificant for the three months ended February 25, 2007, and February 26, 2006.

NOTE 10:	BUSINESS SEGMENT INFORMATION

As a result of establishing a new North America organization in late 2006, the Company changed its reporting segments in 2007 to align with the new operating structure. Results for the Company’s U.S. commercial business units — the U.S. Levi’s®, Dockers® and Levi Strauss Signature® brands — and its operations in Canada and Mexico are now included in a single North America regional segment. The Company’s operations outside North America continue to be organized and managed through its Europe and Asia Pacific regions. The Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia Pacific, the Middle East, Africa and Central and South America.

Under the new structure, each regional segment is managed by a senior executive who reports directly to the chief operating decision maker: the Company’s chief executive officer. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional operating income of the segments.

As a result of these changes in the Company’s reporting structure, the Company reclassified certain U.S. staff costs from “Corporate expense” to the North America segment. Additionally, in 2006 the Company corrected the reporting of net sales relating to certain sales arrangements in its Asia Pacific segment involving the use of a third-party. The effect of this correction increased both “Net sales” and “Selling, general and administrative expenses” in the Company’s consolidated statements of income by approximately $7.7 million for the three months ended February 26, 2006. The correction had no impact on the Company’s reported operating income, net income, consolidated balance sheets or consolidated statements of cash flows for any period, and an insignificant impact on gross profit and gross margin in all periods. The Company revised its business segment information for the three months ended February 26, 2006, to conform to the new presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

Business segment information for the Company is as follows:

	Three Months Ended
	February 25,	February 26,
	2007	2006
	(Dollars in thousands)

Net revenues:
North America	$584,048	$546,408
Europe	265,590	240,870
Asia Pacific	188,147	180,363
Corporate(1)	(380)	—

Consolidated net revenues	$1,037,405	$967,641

Operating income:
North America	$90,830	$90,012
Europe	79,523	64,315
Asia Pacific	36,425	39,046

Regional operating income	206,778	193,373
Corporate:
Restructuring charges, net	12,815	3,187
Postretirement benefit plan curtailment gain	(25,321)	—
Other corporate staff costs and expenses	30,046	19,549

Total corporate	17,540	22,736

Consolidated operating income	189,238	170,637
Interest expense	57,725	66,297
Other income, net	(13,558)	(1,141)

Income before income taxes	$145,071	$105,481

(1)	Corporate net revenues reflect the impact of the settlement of the Company’s derivative instruments which hedged the related intercompany royalty flows for the three months ended February 25, 2007. See Note 8 for further information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design and market jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Levi Strauss Signature® brands in established and emerging markets around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear, home and other products.

Our products are sold through more than 55,000 retail locations in multiple channels of distribution worldwide:

•	We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and dedicated franchised stores abroad.

•	We distribute our Levi Strauss Signature® products primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad.

We also distribute our Levi’s® and Dockers® products through our company-operated online stores, and our Levi’s®, Dockers® and Levi Strauss Signature® products through 159 company-operated stores located in 19 countries including the United States. These stores generated approximately 6% of our net revenues in the first quarter of 2007.

We derived 44% of our net revenues and 56% of our regional operating income from our European and Asia Pacific businesses collectively in the first quarter of 2007. Sales of Levi’s® brand products represented approximately 73% of our total net sales in the first quarter, including a substantial majority of our net sales in our Europe and Asia Pacific regions.

Our First Quarter 2007 Results

Our first quarter 2007 results reflect net revenue growth across our three regions for a second consecutive quarter, a sustained operating margin and higher net income:

•	Revenues. Our consolidated net revenues increased by 7% with net revenues increasing in each of our North America, Europe and Asia Pacific regions. Key factors driving the net revenues improvement included our U.S. Levi’s® brand and our Asia Pacific region, reflecting our continuing emphasis on more premium products, and strong growth in India, China and Hong Kong. The increase also reflects favorable foreign currency exchange rates and incremental sales from dedicated stores in all three regions.

•	Operating Income. Our operating income grew by 11% to $189 million, with the increase primarily resulting from a $25 million curtailment gain relating to the closure of our Little Rock, Arkansas, distribution facility, partly offset by restructuring charges relating to a planned distribution center closing in Europe. Our gross margin remained strong at 48%, and our operating margin improved slightly to 18%. We continue to experience strong operating margins while investing in retail expansion and our SAP implementation.

•	Net income. Net income grew 61% to $87 million as compared to prior year, reflecting an increase in operating income, lower interest expense and gains related to foreign currency. A reduction in our effective income tax rate also contributed to net income improvement.

•	Cash flows. Cash flows used for operating activities was $20 million in the first quarter of 2007 as compared to cash provided in the first quarter of 2006 of $54 million. The decrease of $74 million is due to a net increase in our trade receivables balance, primarily due to changes in the timing of and increase in sales as compared to the prior year period, and higher incentive compensation payments, partially offset by lower payments for interest and income taxes. Our total cash and cash equivalents decreased by $42 million from fiscal year end 2006.

In addition, after our first quarter ended, in April 2007 we redeemed all of our outstanding $380 million floating rate senior notes due 2012 through borrowings under a new $325 million senior unsecured term loan and use of cash on hand of approximately $67 million. As a result of this transaction, we reduced our debt, extended a portion of our 2012 debt maturities to 2014 and reduced our annual interest expense.

These results reflect our continuing emphasis on profitable growth, cash flow generation and debt reduction. Key challenges and risks for us during the remainder of the year include:

•	our Japan affiliate, our largest business in the Asia Pacific region, whose results are lagging an otherwise strong overall performance across the region;

•	consumer spending in the United States, where housing market declines, stock market volatility and increasing gas prices may weigh on consumers;

•	the continuing impact of retail consolidation and acquisition activity in the United States; and

•	the performance of our U.S. Levi Strauss Signature® brand.

We continue to expect to achieve full-year net revenues and operating margins that, at a minimum, will be consistent with 2006 results.

Financial Information Presentation

Fiscal year.  Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. Both the 2007 and 2006 fiscal years consist of 52 weeks ending on November 25, 2007, and November 26, 2006, respectively. Each quarter of both fiscal years 2007 and 2006 consists of 13 weeks.

Segments.  Our business is currently organized into three geographic regions: North America, Europe and Asia Pacific. As a result of establishing a new North America organization in late 2006, we changed our reporting segments to align with the new operating structure; results for our U.S. Levi’s®, Dockers® and Levi Strauss Signature® brands, and our Canada and Mexico business, are now included in our North America segment. In addition, we began including in the North America segment certain staff costs previously included in corporate expense. Segment disclosures contained in this Form 10-Q conform to the new presentation for all reporting periods.

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to retail customers, including franchised stores, and of direct sales to consumers at our company-operated stores. It includes allowances for estimated returns, discounts, and retailer promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees.

•	Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead, and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling, and other activities associated with our distribution network.

Constant currency.  Constant currency comparisons are based on current period local currency amounts, translated at the same foreign exchange rates utilized in the corresponding period in the prior year. We routinely evaluate our constant currency financial performance in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations for Three Months Ended February 25, 2007, as Compared to Same Period in 2006

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 25,	February 26,
			%	2007	2006
	February 25,	February 26,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$1,016.3	$947.9	7.2%	98.0%	98.0%
Licensing revenue	21.1	19.7	7.1%	2.0%	2.0%

Net revenues	1,037.4	967.6	7.2%	100.0%	100.0%
Cost of goods sold	539.8	502.5	7.4%	52.0%	51.9%

Gross profit	497.6	465.1	7.0%	48.0%	48.1%
Selling, general and administrative expenses	295.6	291.3	1.5%	28.5%	30.1%
Restructuring charges, net	12.8	3.2	300.0%	1.2%	0.3%

Operating income	189.2	170.6	10.9%	18.2%	17.6%
Interest expense	57.7	66.3	(13.0)%	5.6%	6.9%
Other income, net	(13.5)	(1.2)	1025.0%	(1.3)%	(0.1)%

Income before income taxes	145.0	105.5	37.4%	14.0%	10.9%
Income tax expense	58.4	51.7	13.0%	5.6%	5.3%

Net income	$86.6	$53.8	61.0%	8.3%	5.6%

Consolidated net revenues

The following table presents net revenues by segment for the respective periods:

	Three Months Ended
			% Increase (Decrease)
	February 25,	February 26,	As	Constant
	2007	2006	Reported	Currency
	(Dollars in millions)

Net revenues:
North America	$584.0	$546.4	6.9%	7.1%
Europe	265.6	240.9	10.3%	1.2%
Asia Pacific	188.1	180.3	4.3%	4.4%
Corporate	(0.3)	—	—	—

Total net revenues	$1,037.4	$967.6	7.2%	5.1%

Consolidated net revenues increased on both a reported and constant currency basis and were affected favorably by foreign currency translation, particularly for our Europe region. Net revenues increased across all geographic segments with strong growth in North America.

North America.  The following table presents net sales and licensing revenue for our North America region for the respective periods:

	Three Months Ended
			% Increase (Decrease)
	February 25,	February 26,	As	Constant
	2007	2006	Reported	Currency
	(Dollars in millions)

Net sales	$571.3	$533.8	7.0%	7.3%
Licensing revenue	12.7	12.6	0.7%	0.7%

Total net revenues	$584.0	$546.4	6.9%	7.1%

Net revenues in North America increased on both reported and on constant currency bases. Changes in foreign currency exchange rates affected net revenues unfavorably by approximately $1 million.

Net revenues increased primarily due to growth in the U.S. Levi’s® brand, our largest business, particularly in the men’s category. The net sales increase in the Levi’s® brand was driven by our relaxed and boot fits for men, a higher proportion of premium-priced products and the addition of company-operated retail stores. Dockers® brand net revenues increased slightly from the prior year, while the Levi Strauss Signature® brand decreased slightly. Net revenue growth was partially offset by higher sales allowances and discounts to clear seasonal inventories and to support retailers’ promotion of our products.

Europe.  The following table presents net sales and licensing revenue in our Europe region for the respective periods:

	Three Months Ended
			% Increase (Decrease)
	February 25,	February 26,	As	Constant
	2007	2006	Reported	Currency
	(Dollars in millions)

Net sales	$262.9	$238.3	10.3%	1.2%
Licensing revenue	2.7	2.6	1.9%	1.9%

Total net revenues	$265.6	$240.9	10.3%	1.2%

Total net revenues in Europe increased on a reported basis primarily due to changes in foreign currency exchange rates which affected net revenues favorably by approximately $22 million.

Net revenues increased slightly on a constant currency basis. Key contributors to the increase were new company-operated stores and increased sales of men’s Levi’s® Red Tabtm products. The region’s stability is reflective of our strategy to continue strengthening the premium positioning of the brands in Europe and increasing our retail presence through additional dedicated stores, and of the initial success of our Spring/Summer product offering.

Asia Pacific.  The following table presents net sales and licensing revenue in our Asia Pacific region for the respective periods:

	Three Months Ended
			% Increase (Decrease)
	February 25,	February 26,	As	Constant
	2007	2006	Reported	Currency
	(Dollars in millions)

Net sales	$182.4	$175.8	3.8%	3.8%
Licensing revenue	5.7	4.5	26.7%	26.7%

Total net revenues	$188.1	$180.3	4.3%	4.4%

Total net revenues in the Asia Pacific increased on both reported and constant currency bases. Changes in foreign currency exchange rates did not affect net revenues significantly.

Net sales increased for Levi’s® brand products in both the men’s and women’s categories largely due to a higher proportion of sales of premium-priced products in the mix. Dedicated store expansion continued to drive growth in the region with the addition of company-operated and franchised stores and updating of existing retail stores. Strong net sales in India, China, Hong Kong and other countries offset a combined 14% decline in Japan and Korea, our two largest businesses in the region. Our Japanese business is working through a management and business process transition and the after-effects, including inventory issues, of product and marketing misses in 2006. Korea is rebalancing its product architecture as sales of Levi’s® Engineered Jeanstm, which have driven growth in recent years, fell in the first quarter.

Gross profit

The following table shows consolidated gross profit and gross margin for the respective periods:

	Three Months Ended
			%
	February 25,	February 26,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Net revenues	$1,037.4	$967.6	7.2%
Cost of goods sold	539.8	502.5	7.4%

Gross profit	$497.6	$465.1	7.0%

Gross margin	48.0%	48.1%

Gross margin remained strong at 48.0% in the first quarter of 2007. A gross margin increase in Europe, resulting primarily from lower inventory markdowns and an increase in company-operated store retail sales, was offset by gross margin declines in North America due to higher sales allowances and discounts to clear seasonal inventories, and in Asia Pacific primarily due to higher inventory markdowns in Japan and Korea.

Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the respective periods:

	Three Months Ended
				February 25,	February 26,
			%	2007	2006
	February 25,	February 26,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$85.4	$69.4	23.0%	8.2%	7.2%
Advertising and promotion	45.5	48.2	(5.6)%	4.4%	5.0%
Administration	49.1	64.9	(24.3)%	4.7%	6.7%
Other	115.6	108.8	6.3%	11.1%	11.2%

Total SG&A	$295.6	$291.3	1.5%	28.5%	30.1%

Total SG&A expenses increased $4.3 million for the first quarter.

Selling.  Selling expense increased as compared to prior year, primarily reflecting higher selling costs in North America and Europe associated with additional company-operated stores.

Advertising and promotion.  Advertising and promotion expenses decreased as compared to prior year, driven by lower advertising expenses as we rescheduled some promotional activities to later in the year.

Administration.  The decrease in administration expense related primarily to a $25 million postretirement benefit plan curtailment gain associated with the closure of our Little Rock, Arkansas, distribution facility, partially offset by lower amortization of postretirement benefit plan prior service benefit related to the Little Rock closure, higher staff costs associated with the planned SAP implementation in the U.S., severance and transition expenses related to recent changes in senior management, and higher stock-based compensation expense.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs increased primarily due to higher distribution costs and marketing expenses in line with the net revenue growth in the period.

Restructuring charges

Restructuring charges, net, increased to $12.8 million for the first quarter of 2007 from $3.2 million for the same period in 2006. The current year amount primarily consisted of asset impairment and severance charges recorded in association with the planned closure of our distribution center in Germany. The prior year amount primarily consisted of severance charges associated with headcount reductions in Europe and additional lease costs associated with exited facilities in the United States.

Operating income

The following table shows operating income for the North America, Europe and Asia Pacific regions, and the significant components of corporate expense for the respective periods:

	Three Months Ended
				February 25,		February 26,
			%	2007		2006
	February 25,	February 26,	Increase	% of Net		% of Net
	2007	2006	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
North America	$90.9	$90.0	0.9%	15.6%		16.5%
Europe	79.5	64.3	23.6%	29.9%		26.7%
Asia Pacific	36.4	39.1	(6.7)%	19.4%		21.7%

Total regional operating income	206.8	193.4	6.9%	19.9	%*	20.0	%*

Corporate:
Restructuring charges, net	12.8	3.2	302.1%	1.2	%*	0.3	%*
Postretirement benefit plan curtailment gain	(25.3)	—	—	(2.4	)%*	0.0	%*
Other corporate staff costs and expenses	30.1	19.6	53.7%	2.9	%*	2.0	%*

Total corporate	17.6	22.8	(22.9)%	1.7	%*	2.4	%*

Total operating income	$189.2	$170.6	10.9%	18.2	%*	17.6	%*

Operating margin	18.2%	17.6%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes changes in operating income by segment:

•	North America. Operating income increased slightly due to increases in net sales offset by a decline in operating margin, primarily due to the region’s gross margin decrease. SG&A expenses, while reflecting our investment in retail expansion and our SAP implementation, were in line with revenue performance.

•	Europe. Operating income increased primarily due to the region’s gross margin increase and the favorable impact of foreign currency translation. Higher selling expenses were offset by lower administrative and other costs.

•	Asia Pacific. Both operating income and operating margin decreased. Operating income decreased primarily due to declines in net sales and gross margin in Japan and Korea. For the remainder of the region, operating income increased, primarily due to an increase in net sales.

Corporate.  Corporate expense is comprised of restructuring charges, net, and other corporate expenses, including corporate staff costs.

Postretirement benefit plan curtailment gain relates to the closure of our Little Rock, Arkansas, distribution facility. For more information, see the notes 6 and 7 to our unaudited consolidated financial statements included in this report.

Other corporate staff costs and expenses increased primarily due to lower workers’ compensation reversals ($1.5 million in 2007 as compared to $4.5 million in 2006) and lower amortization of postretirement benefit plan prior service benefit ($12.0 million in 2007 as compared to $14.4 million in 2006) related to the closure of our Little Rock, Arkansas, distribution facility. Other corporate expenses also increased due to severance and transition expenses related to recent changes in senior management and higher stock-based compensation expense.

Interest expense

Interest expense decreased to $57.7 million for the first quarter of 2007 from $66.3 million for the same period in 2006. The decrease was attributable to lower debt levels and lower average borrowing rates in the 2007 period, which resulted primarily from our refinancing activities in 2006.

The weighted average interest rate on average borrowings outstanding at the end of the first quarter of 2007 and 2006, including the amortization of capitalized bank fees and underwriting fees, was 9.89% and 10.70%, respectively.

Other income, net

Other income, net, increased to $13.5 million for the first quarter of 2007 from $1.2 million for the same period in 2006. The increase from prior year was primarily attributable to the net favorable impact of foreign currency fluctuation.

Income tax expense

Income tax expense was $58.4 million for the first quarter of 2007 compared to $51.7 million for the same period in 2006. The increase in tax expense was primarily due to an increase in our income before taxes. The effective tax rate was 40.3% for the first quarter of 2007 compared to 49.0% for the same period in 2006. The decrease in the effective tax rate was primarily driven by a reduction in the overall residual U.S. tax we expect to be imposed upon a repatriation of our unremitted foreign earnings. The reduction resulted from a change in our expectations regarding our ability to utilize some portion of the foreign tax credits that would be available upon the repatriation of our unremitted foreign earnings.

Net income

Net income increased to $86.6 million for the first quarter of 2007 from $53.8 million for the same period in 2006. The increase was primarily due to the increase in operating income, lower interest expense and higher gains related to foreign currency. The impact on income tax expense of an increase in income before taxes was partially offset by the reduction in our effective income tax rate.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.

Cash Sources

We are a privately-held corporation. We have historically relied primarily on cash flow from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales. Key sources of cash include earnings from operations and borrowing availability under our revolving credit facility.

The maximum availability under our senior secured revolving credit facility is $550.0 million. As of February 25, 2007, based on collateral levels as defined by the agreement, reduced by amounts reserved in accordance with this facility as described below, our total availability was approximately $357.8 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Unused availability was approximately $266.3 million.

Under our senior secured revolving credit facility, we are required to maintain certain reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent), including a $75.0 million reserve at all times. These reserves reduce the availability under our credit facility.

As of February 25, 2007, we had cash equivalents in the United States totaling approximately $168.6 million, resulting in a net liquidity position (unused availability and cash equivalents) of $434.9 million in the United States.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, payments of interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans. In addition, we regularly explore debt reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, and we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

The following table presents selected cash uses during the three months ended February 25, 2007, and the related estimated cash requirements for the remainder of 2007 and the first three months of 2008:

		Estimated for
	Paid in Three	Remaining Nine		Estimated for	Estimated for
	Months Ended	Months of	Total Estimated	Three Months Ending	Twelve Months Ending
Selected Cash Requirements	February 25, 2007	Fiscal 2007	for Fiscal 2007	February 24, 2008	February 24, 2008
	(Dollars in millions)

Interest(1)	$65	$141	$206	$60	$201
Federal, foreign and state taxes (net of refunds)	6	65	71	14	79
Postretirement health benefit plans	6	17	23	6	23
Capital expenditures	10	117	127	25	142
Pension plans	3	11	14	4	15

Total selected cash requirements	$90	$351	$441	$109	$460

(1)	Estimates for interest payments in 2007 have decreased as compared to the estimate contained in our 2006 Annual Report on Form 10-K, reflecting the refinancing of our floating rate senior notes due 2012 in April 2007.

Information in the preceding table reflects our estimates of future cash payments. These estimates are based upon assumptions that are inherently subject to significant economic, competitive, legislative and other uncertainties and contingencies, many of which are beyond our control. Accordingly, our actual expenditures and liabilities may be materially higher or lower than the estimates reflected in these tables. The inclusion of these estimates should not be regarded as a representation by us that the estimates will prove to be correct.

Cash Flows

As of February 25, 2007, we had total cash and cash equivalents of approximately $237.2 million, a $42.3 million decrease from the $279.5 million balance as of November 26, 2006. Working capital as of February 25, 2007, was $842.3 million compared to $806.0 million as of November 26, 2006.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 25,	February 26,
	2007	2006
	(Dollars in millions)

Cash (used for) provided by operating activities	$(20.4)	$54.4
Cash used for investing activities	(11.9)	(9.0)
Cash used for financing activities	(10.1)	(5.5)
Cash and cash equivalents	237.2	281.4

Cash flows from operating activities

Cash used by operating activities was $20.4 million for the first quarter of 2007, representing an increase of $74.8 million in the amount of cash used for operating activities as compared to cash provided by operating activities of $54.4 million for the same period in 2006. This was primarily driven by:

•	a decrease in the amount of trade receivables collected during the period, primarily due to (i) the earlier timing of sales recorded in the fourth quarter of 2006 and later timing of sales in the first quarter of 2007, as compared to the corresponding periods in prior year; and (ii) an increase in payment terms taken by a significant customer in the current period, which we expect to resolve in the second quarter; and

•	higher payments for annual and long-term incentive compensation and executive transitions.

These factors were partially offset by:

•	decreases in interest payments, primarily due to our refinancing activities in 2006; and

•	lower cash paid for income taxes.

Our inventory increases as compared to prior year, which correlated to an increase in our accounts payable balances, reflect earlier timing of receipt of goods in preparation for the spring and summer sales seasons and are generally in line with our net revenue growth.

Cash flows from investing activities

Cash used for investing activities was $11.9 million for the first quarter of 2007 compared to $9.0 million for the same period in 2006. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with the SAP installation in our Asia Pacific region and, with respect to the 2007 period, the United States.

Cash flows from financing activities

Cash used for financing activities was $10.1 million for the first quarter of 2007 compared to $5.5 million for the same period in 2006. Cash used for financing activities in both periods primarily reflects required payments on short-term borrowings, increases in restricted cash balances, and for prior year, required payments on the senior secured term loan in place during the prior year period.

Indebtedness

As of February 25, 2007, we had fixed rate debt of approximately $1.8 billion (83% of total debt) and variable rate debt of approximately $0.4 billion (17% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate short-term and long-term debt principal payments for the next five fiscal years and thereafter are $4.9 million in 2007 and the remaining $2.2 billion in years after 2011.

New Term Loan; Redemption of Floating Rate Notes.  On March 27, 2007, we entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. The term loan matures on April 4, 2014 and bears interest at LIBOR plus 2.25% or 1.25% over the base rate. On April 5, 2007, we used the borrowings under the term loan, plus cash on hand of approximately $67 million, to redeem all of the outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses of approximately $8 million. We also wrote off approximately $7 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. As a result, we will record an approximately $15 million loss on early extinguishment of debt in the second quarter of 2007.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies as disclosed in our 2006 Annual Report on Form 10-K.

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

“Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption, which is fiscal year 2007 for us. We have pension and other postretirement plans which will be affected by the adoption of SFAS 158. Based on third-party actuarial estimates of plan assets and obligations as of November 26, 2006, we estimate that had we been required to adopt the provisions of SFAS 158 at the reporting date, the adoption would have resulted in a net decrease to total liabilities of approximately $172 million, with corresponding decreases to stockholder’s deficit of $106 million and to deferred tax assets of $66 million. The actual impact of the adoption of SFAS 158 will depend on the valuation of plan assets and obligations at November 25, 2007.

First Quarter of 2008

•	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

•	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

•	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently evaluating whether to elect the option provided for in this standard.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S. and international retail environments;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates, the housing market, the stock market and energy prices;

•	our ability to sustain improvements in our European business and to address challenges in our Japanese operations and our Levi Strauss Signature® brand in the United States;

•	our customers’ continuing focus on private label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	changes in our management team;

•	our ability to implement SAP throughout our business without disruption;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	mergers and acquisitions involving our top customers and their consequences;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to younger consumers and women;

•	changing fashion trends;

•	the impact of future restructuring and financing activities;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments;

•	changes in trade and tax laws; and

•	political or financial instability in countries where our products are manufactured.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies and interest rates. We actively manage foreign currency risks with the objective of mitigating the potential impact of currency fluctuations while maximizing the U.S. dollar value of cash flows. We hold derivative positions only in currencies to which we have exposure. We manage interest rate risk using a combination of medium and long-term fixed and variable rate debt. We currently do not hold any interest rate derivatives.

We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, we believe these counterparties are creditworthy financial institutions and we do not anticipate nonperformance. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (ISDA) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

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

We use derivative instruments to manage our exposure to foreign currencies. At February 25, 2007, we had U.S. dollar spot and forward currency contracts to buy $443.9 million and to sell $292.0 million against various foreign currencies. We also had Euro forward currency contracts to buy 25.4 million Euros ($33.3 million equivalent) against the Norwegian and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of February 25, 2007, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently implementing an enterprise resource planning system on a staged basis in our businesses around the world. We began in Asia Pacific (by implementing the system in several affiliates in the region in 2006 and the first quarter of 2007) and will continue implementation in other affiliates and organizations in the coming years. We designed our rollout and transition plan to minimize the risk of disruption to our business and controls. We believe implementation of this system will change, simplify and strengthen our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are not yet subject to the requirements in our Annual Report on Form 10-K. We will be required to be compliant in 2008 (with respect to the management report) and 2009 (with respect to the independent auditor attestation report). We have planned for and expect to meet these requirements.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  There have been no material developments in this litigation since we filed our 2006 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K.

Class Actions Securities Litigation.  There have been no material developments in this litigation since we filed our 2006 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in that Form 10-K.

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

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8 and February 26, 2007, our board approved the awards to five of our senior executives of stock appreciation rights under our 2006 Equity Incentive Plan covering 146,726 shares of our common stock. All stock appreciation rights were granted with an exercise price equal to the fair market value of the covered shares on the date of grant. Upon exercise, we will deliver to the recipient shares with a value equal to the product of the excess of the per share fair market value of our common stock on the exercise date over the exercise price, multiplied by the number of shares of common stock with respect to which the stock appreciation right is exercised.

In the case of three of the recipients, 25% of each stock appreciation right grant vests on February 7, 2008 with the remaining 75% balance vesting on the first day of each month at a rate of 75%/36 months (2.08% per month) commencing February 8, 2008 and ending January 8, 2011, subject to continued service. In the case of one recipient, one twenty-fourth (1/24th) of each stock appreciation right grant vests on the first day of each month commencing February 8, 2009 and ending January 8, 2011, subject to continued service. In the case of the last recipient, one twenty-fourth (1/24th) of each stock appreciation right grant vests on the first day of each month commencing February 26, 2009 and ending January 26, 2011, subject to continued service.

We will not receive any proceeds either from the issuance of the stock appreciation rights or upon their exercise.

The stock appreciation rights were granted under Section 4(2) of the Securities Act of 1993, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering. The stock appreciation rights were granted to a limited number of employees, all of whom are among our senior-most executives.

We are a privately-held corporation; there is no public trading of our common stock. As of April 4, 2007, we had 37,278,238 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our board of directors is divided into three classes with directors elected for overlapping three-year terms. Our shares of common stock are deposited in a voting trust, and the voting trustees elect our directors. On April 5, 2007, our stockholders, acting by written consent through the voting trustees, elected our three Class III directors to serve for an additional three-year term expiring in April 2010. Those directors are R. John Anderson, T. Gary Rogers and Patricia Salas Pineda. Our Class I directors, all of whom continue in office through our annual stockholders’ meeting in 2008, are Peter A. Georgescu, Robert D. Haas and Leon J. Level. Our Class II directors, all of whom continue in office through our annual stockholders’ meeting in 2009, are Peter E. Haas, Jr., F. Warren Hellman and Patricia A. House.

Item 5.	OTHER INFORMATION

Redemption of Floating Rate Senior Notes due 2012.  On April 5, 2007, we used borrowings of $322.6 million under our new senior unsecured term loan, plus cash on hand of approximately $67 million, to redeem all of our outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses of approximately $8 million.

Item 6.	EXHIBITS

10.1	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.2	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.3	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & CO.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: April 10, 2007

EXHIBITS INDEX

10.1	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.2	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.3	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.