Form 10-Q
period 2007-05-27
LEVI STRAUSS & CO
filed 2007-07-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 27, 2007
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

Common Stock $.01 par value — 37,278,238 shares outstanding on July 5, 2007

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 27,	November 26,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$307,202	$279,501
Restricted cash	1,641	1,616
Trade receivables, net of allowance for doubtful accounts of $14,374 and $17,998	489,346	589,975
Inventories:
Raw materials	13,611	13,543
Work-in-process	14,776	13,479
Finished goods	513,669	523,041

Total inventories	542,056	550,063
Deferred tax assets, net	101,759	101,823
Other current assets	75,936	86,292

Total current assets	1,517,940	1,609,270
Property, plant and equipment, net of accumulated depreciation of $565,718 and $530,413	400,645	404,429
Goodwill	206,227	203,989
Other intangible assets, net	42,803	42,815
Non-current deferred tax assets, net	464,850	457,105
Other assets	79,616	86,457

Total assets	$2,712,081	$2,804,065

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$10,536	$11,089
Current maturities of capital leases	1,674	1,608
Accounts payable	198,065	245,629
Restructuring liabilities	13,125	13,080
Other accrued liabilities	172,190	194,601
Accrued salaries, wages and employee benefits	192,376	261,234
Accrued interest payable	58,639	61,827
Accrued income taxes	53,258	14,226

Total current liabilities	699,863	803,294
Long-term debt	2,149,475	2,206,323
Long-term capital leases, less current maturities	2,262	3,086
Postretirement medical benefits	326,411	379,188
Pension liability	190,077	184,090
Long-term employee related benefits	121,958	136,408
Long-term income tax liabilities	24,170	19,994
Other long-term liabilities	44,442	46,635
Minority interest	13,831	17,138

Total liabilities	3,572,489	3,796,156

Commitments and contingencies (Note 5)
Temporary equity	4,841	1,956

Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	88,880	89,837
Accumulated deficit	(827,128)	(959,478)
Accumulated other comprehensive loss	(127,374)	(124,779)

Stockholders’ deficit	(865,249)	(994,047)

Total liabilities, temporary equity and stockholders’ deficit	$2,712,081	$2,804,065

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 27,	May 28,	May 27,	May 28,
	2007	2006	2007	2006
	(Dollars in thousands)
	(Unaudited)

Net sales	$997,323	$944,464	$2,013,622	$1,892,338
Licensing revenue	19,037	16,347	40,143	36,114

Net revenues	1,016,360	960,811	2,053,765	1,928,452
Cost of goods sold	553,233	515,071	1,093,023	1,017,593

Gross profit	463,127	445,740	960,742	910,859
Selling, general and administrative expenses	344,792	323,621	640,354	614,916
Restructuring charges, net	66	7,262	12,881	10,449

Operating income	118,269	114,857	307,507	285,494
Interest expense	55,777	61,791	113,502	128,088
Loss on early extinguishment of debt	14,299	32,951	14,329	32,958
Other income, net	(4,306)	(3,429)	(17,894)	(4,577)

Income before income taxes	52,499	23,544	197,570	129,025
Income tax expense (benefit)	6,784	(16,658)	65,220	35,009

Net income	$45,715	$40,202	$132,350	$94,016

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 27,	May 28,
	2007	2006
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$132,350	$94,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,614	31,083
Asset impairments	7,318	—
Loss (gain) on disposal of property, plant and equipment	238	(1,169)
Unrealized foreign exchange gains	(7,150)	(949)
Realized loss on foreign currency contracts not designated for hedge accounting	3,036	—
Postretirement benefit plan curtailment gain	(25,321)	—
Write-off of unamortized costs associated with early extinguishment of debt	6,570	16,051
Amortization of deferred debt issuance costs	2,816	5,281
Stock-based compensation	1,928	—
Allowance for doubtful accounts	(387)	(1,041)
Change in operating assets and liabilities:
Trade receivables	96,719	166,370
Inventories	809	28,396
Other current assets	12,735	(9,175)
Other non-current assets	(7,144)	(31,449)
Accounts payable and other accrued liabilities	(67,022)	(40,366)
Income tax liabilities	42,764	23,860
Restructuring liabilities	(2,046)	1,585
Accrued salaries, wages and employee benefits	(85,617)	(63,595)
Long-term employee related benefits	(18,538)	(16,223)
Other long-term liabilities	(1,838)	(456)
Other, net	582	(1,665)

Net cash provided by operating activities	126,416	200,554

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(30,200)	(27,492)
Proceeds from sale of property, plant and equipment	500	1,804
Acquisition of retail stores	(2,502)	(1,213)
Foreign currency contracts not designated for hedge accounting	(3,036)	—

Net cash used for investing activities	(35,238)	(26,901)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	322,563	475,690
Repayments of long-term debt	(380,845)	(491,875)
Net decrease in short-term borrowings	(1,832)	(2,544)
Debt issuance costs	(1,219)	(11,916)
Restricted cash	(8)	1,514
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(3,141)	—

Net cash used for financing activities	(64,482)	(29,131)

Effect of exchange rate changes on cash	1,005	2,849

Net increase in cash and cash equivalents	27,701	147,371
Beginning cash and cash equivalents	279,501	239,584

Ending cash and cash equivalents	$307,202	$386,955

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$108,227	$112,534
Income taxes	19,352	42,753

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

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

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three months and six months ended May 27, 2007, may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2007.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

(“SFAS 158”). SFAS 158 requires employers to (a) recognize in their statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption, which is fiscal year end 2007 for the Company. The Company has pension and other postretirement plans which will be affected by the adoption of SFAS 158. Based on third-party actuarial estimates of plan assets and obligations as of November 26, 2006, the Company estimates that had the Company been required to adopt the provisions of SFAS 158 at that date, the adoption would have resulted in a net decrease to total liabilities of approximately $172 million, with corresponding decreases to stockholder’s deficit of $106 million and to deferred tax assets of $66 million. The actual impact of the adoption of SFAS 158 will depend on the valuation of plan assets and obligations at November 25, 2007.

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

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

NOTE 2:	INCOME TAXES

Effective Income Tax Rate.  The Company’s income tax expense for the three and six months ended May 27, 2007, was approximately $6.8 million and $65.2 million, respectively. The Company’s effective income tax rates for the three and six months ended May 27, 2007, were 12.9% and 33.0%, respectively. The effective tax rate for the three months ended May 27, 2007, was reduced due to a lower residual U.S. tax expected to be imposed upon a repatriation of foreign earnings, and the recognition of a discrete, non-cash tax benefit of approximately $6.3 million due to an election to change the filing methodology of its California state income tax return.

The Company’s income tax (benefit) expense for the three and six months ended May 28, 2006, was approximately ($16.7) million and $35.0 million, respectively. The Company’s effective income tax rates for the three and six months ended May 28, 2006, were (70.8%) and 27.1%, respectively. During the three months ended May 28, 2006, the Company recognized a discrete, non-cash tax benefit resulting from the modification of the ownership structure of certain foreign subsidiaries which reduced by approximately $31.5 million the overall residual U.S. and foreign tax expected to be imposed upon future repatriations of the Company’s unremitted foreign earnings.

Estimated Annual Effective Income Tax Rate.  The Company’s estimated annual effective income tax rate for 2007 is 34.8%. This differs from the effective income tax rate of 33.0% for the six months ended May 27, 2007, due primarily to the discrete tax benefit of approximately $6.3 million described above. The estimated annual effective income tax rates for 2007 and 2006 are as follows:

	Fiscal Year	Fiscal Year
	2007(1)	2006(2)

Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	0.6	0.9
Impact of foreign operations	(2.5)	5.0
Reassessment of liabilities due to change in estimates	1.8	0.8
Other	(0.1)	0.3

	34.8%	42.0%

(1)	Estimated annual effective income tax rate for 2007.

(2)	Projected annual effective income tax rate used for the six months ended May 28, 2006.

The “State income taxes, net of U.S. federal impact” item primarily reflects the expected state income tax expense for the year, net of related federal benefit. The impact of this item on the Company’s estimated annual effective tax rate decreased in 2007 from the prior year primarily due to the change in the California tax return filing methodology discussed above.

The “Impact of foreign operations” item above reflects the impact of U.S. and foreign income taxes on profits earned outside the U.S. For 2007, the residual U.S. tax expected to be imposed upon a repatriation of foreign earnings was reduced due to the Company’s expectations regarding its ability to utilize some portion of the available related foreign tax credits.

The “Reassessment of liabilities due to change in estimates” item relates primarily to changes in the Company’s estimate of its contingent tax liabilities. For 2007, the Company’s estimated increase in contingent tax liabilities is approximately $6.5 million, primarily due to additional foreign uncertain tax positions.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the six months ended May 27, 2007, were as follows:

	North		Asia
	America	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 26, 2006	$199,905	$3,814	$270	$203,989
Additions(1)	—	—	2,175	2,175
Foreign currency fluctuation	—	103	(40)	63

Balance, May 27, 2007	$199,905	$3,917	$2,405	$206,227

(1)	Additional goodwill resulted from the purchase of six retail stores

Other intangible assets were as follows:

	May 27, 2007			November 26, 2006
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
(Dollars in thousands)

Trademarks and other intangible assets	$43,059	$(256)	$42,803	$43,059	$(244)	$42,815

Intangible assets are primarily comprised of owned trademarks with indefinite useful lives. Approximately $0.1 million of the intangible assets balance is subject to amortization, for which the annual amortization expense is not material to the consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

NOTE 4:	LONG-TERM DEBT

	May 27,	November 26,
	2007	2006
	(Dollars in thousands)

Long-term debt
Secured:
Revolving credit facility	$—	$—
Notes payable, at various rates	123	117

Subtotal	123	117

Unsecured:
12.25% senior notes due 2012	522,599	522,453
Floating rate senior notes due 2012	—	380,000
8.625% Euro senior notes due 2013	339,435	330,952
Senior term loan due 2014	322,601	—
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	164,717	172,801

Subtotal	2,149,352	2,206,206
Less: current maturities	—	—

Total long-term debt	$2,149,475	$2,206,323

Short-term debt
Short-term borrowings	$10,536	$11,089

Total long-term and short-term debt	$2,160,011	$2,217,412

Senior Unsecured Term Loan; Redemption of Floating Rate Senior Notes due 2012

On March 27, 2007, the Company entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. On April 4, 2007, the Company borrowed the maximum available $322.6 million under the term loan and used the borrowings plus cash on hand of approximately $66.4 million, to redeem all of its outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses of approximately $7.7 million. The term loan matures on April 4, 2014 and bears interest at 2.25% over LIBOR or 1.25% over the base rate. The term loan may not be prepaid during the first year but thereafter may be prepaid without premium or penalty.

Loss on Early Extinguishment of Debt

For the three and six months ended May 27, 2007, the Company recorded a loss of $14.3 million on early extinguishment of debt as a result of its redemption of its floating rate senior notes during the second quarter of 2007. The 2007 loss was comprised of a prepayment premium and other fees of approximately $7.7 million and the write-off of approximately $6.6 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. During the three and six months ended May 28, 2006, the Company recorded a loss of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

$33.0 million on early extinguishment of debt in conjunction with the Company’s prepayment in March 2006 of the remaining balance of its prior senior secured term loan of approximately $488.8 million, and the amendment in May 2006 of the Company’s revolving credit facility. The 2006 loss was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs.

Short-term Credit Lines and Standby Letters of Credit

Under the senior secured revolving credit facility, the Company is required to maintain certain reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent) including a $75.0 million reserve at all times. These reserves reduce the availability under the Company’s credit facility.

As of May 27, 2007, the Company’s total availability, net of all applicable reserves, of $333.3 million under its senior secured revolving credit facility was reduced by $88.1 million of letters of credit and other credit usage allocated under the senior secured revolving credit facility, yielding a net availability of $245.2 million. Included in the $88.1 million of letters of credit and other credit usage, which arrangements are with various international banks, were $66.6 million of standby letters of credit (of which $43.4 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds), $15.1 million of trade letters of credit and $6.4 million of other credit usage. The Company pays fees on letters of credit and other credit usage, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three and six months ended May 27, 2007, including the amortization of capitalized bank fees and underwriting fees, was 9.73% and 9.81%, respectively compared to 10.18% and 10.44% in the same periods of 2006. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. As of May 27, 2007, the Company had U.S. dollar spot and forward currency contracts to buy $369.7 million and to sell $256.4 million against various foreign currencies. The Company also had Euro forward currency contracts to buy 17.2 million Euros ($23.1 million equivalent) against the Norwegian Krona and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2007.

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

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

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

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of May 27, 2007. In the table below, “Severance and employee benefits” relate to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Other restructuring costs” primarily relate to lease loss liability and facility closure costs. “Charges” represent the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” include revisions of estimates related to severance, employee benefits and other restructuring costs.

For the three and six months ended May 27, 2007, the Company recognized restructuring charges, net, of $0.1 million and $12.9 million, respectively, which relate primarily to the planned closure of the Company’s distribution center in Heusenstamm, Germany and reorganization of the Company’s Eastern European operations, each described below. For the three and six months ended May 28, 2006, the Company recognized restructuring charges, net, of $7.3 million and $10.4 million, respectively, which relate primarily to the closure of the Company’s distribution center in Little Rock, Arkansas and the reorganization of the Company’s Nordic operations. The long-term portion of restructuring liabilities at May 27, 2007, primarily relates to lease costs, net of estimated sub-lease income, associated with exited facilities, and is included in “Other long-term liabilities” on the Company’s unaudited consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

The following table summarizes the restructuring activity for the six months ended May 27, 2007, and the related restructuring liabilities balance as of November 26, 2006, and May 27, 2007:

	Restructuring
	Liabilities				Liabilities	Cumulative
	November 26,				May 27,	Charges
	2006	Charges	Utilization	Adjustments	2007	To Date
			(Dollars in thousands)
2007 reorganization initiatives:(1)
Severance and employee benefits	$—	$5,633	$138	$(153)	$5,618	$5,480
Asset impairment	—	7,008	(7,008)	—	—	7,008
Prior reorganization initiatives:(2)
Severance and employee benefits	9,001	144	(4,828)	(230)	4,087	183,084
Other restructuring costs	11,746	561	(3,075)	(82)	9,150	53,963

Total	$20,747	$13,346	$(14,773)	$(465)	$18,855	$249,535

Current portion	$13,080				$13,125
Long-term portion	7,667				5,730

Total	$20,747				$18,855

(1)	On March 1, 2007, the Company announced the reorganization of its Eastern European operations to reduce complexity and streamline business processes. This reorganization will result in the elimination of the jobs of approximately 11 employees through 2007. The Company is obligated under lease commitments through the third quarter of 2009 and will record a lease loss liability upon ceasing use of the facility.

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

Current year charges include the estimated severance that will be payable to the terminated employees in respect of both of these 2007 reorganization initiatives. Additionally, as a result of the Heusenstamm facility closure, the Company recorded a $7.0 million impairment charge in the first quarter of 2007 relating to the write-down of building, land and some machinery and equipment to their estimated fair values. The Company estimates that it will incur additional restructuring charges related to these actions, principally in the form of additional termination benefits and facility-related costs, which will be recorded in future periods as appropriate.

(2)	Prior reorganization initiatives include organizational changes and plant closures in 2002-2006, primarily in North America and Europe. Of the $13.2 million restructuring liability at May 27, 2007, $2.7 million resulted from its distribution facility closure in Little Rock, Arkansas, that commenced in 2006; $0.7 million resulted from the consolidation of its Nordic operations into its European headquarters in Brussels in 2006; $0.3 million resulted from the withdrawal of the Levi Strauss Signature® brand in Europe announced in 2006 and $9.5 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities.

The Company estimates that it will incur future additional restructuring charges of approximately $1.4 million related to these actions. The Company expects to eliminate the jobs of approximately 10 employees related to these prior activities by the end of 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

NOTE 7:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 27,	May 28,	May 27,	May 28,
	2007	2006	2007	2006
		(Dollars in thousands)

Service cost	$2,022	$1,906	$186	$207
Interest cost	14,421	14,073	2,692	3,013
Expected return on plan assets	(15,005)	(13,124)	—	—
Amortization of prior service cost (benefit)(1)	2,977	427	(11,971)	(14,389)
Amortization of transition asset	122	152	—	—
Amortization of actuarial loss	1,728	1,995	1,323	1,671
Curtailment loss(2)	—	1,926	—	—
Special termination benefit(3)	—	1,027	—	500

Net periodic benefit cost (income)	$6,265	$8,382	$(7,770)	$(8,998)

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 27,	May 28,	May 27,	May 28,
	2007	2006	2007	2006
		(Dollars in thousands)

Service cost	$4,013	$3,889	$372	$414
Interest cost	28,805	28,104	5,384	6,026
Expected return on plan assets	(29,979)	(26,454)	—	—
Amortization of prior service cost (benefit)(1)	3,186	819	(23,942)	(28,778)
Amortization of transition asset	240	300	—	—
Amortization of actuarial loss	3,453	3,970	2,646	3,342
Curtailment loss (gain)(2)	—	1,926	(25,321)	—
Special termination benefit(3)	—	1,027	—	500
Net settlement loss(4)	—	2,590	—	—

Net periodic benefit cost (income)	$9,718	$16,171	$(40,861)	$(18,496)

(1)	Amortization of prior service costs includes a $2.8 million charge in the second quarter of 2007 for a termination indemnity employee benefit plan.

(2)	Pension benefit curtailment loss for the three and six months ended May 28, 2006 consists of the correction of an error in the actuarial calculation of the curtailment in the third quarter of 2004 associated with the 2003 closure of three Canadian facilities, and $0.1 million related to the job eliminations as a result of the facility closure in Little Rock, Arkansas. Postretirement benefit curtailment gain for the six months ended May 27, 2007 relates to the impact of job reductions in connection with the facility closure in Little Rock, Arkansas, attributable to the accelerated recognition of prior service benefit associated with prior plan amendments.

(3)	For the three and six months ended May 28, 2006, amounts consist of the additional expenses associated with special termination benefits offered to certain qualifying participants affected by the facility closure in Little Rock, Arkansas.

(4)	For the six months ended May 28, 2006, amount primarily consists of a $2.6 million net loss resulting from the settlement of liabilities of certain participants in the Company’s hourly pension plan in Canada as a result of prior plant closures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

NOTE 8:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended		Six Months Ended
	May 27,	May 28,	May 27,	May 28,
	2007	2006	2007	2006
		(Dollars in thousands)

Net income	$45,715	$40,202	$132,350	$94,016

Other comprehensive (loss) income:
Net investment hedge losses	(4,816)	(14,605)	(2,956)	(17,160)
Foreign currency translation gains	1,778	6,023	394	8,749
Unrealized (loss) gain on marketable securities	(232)	(176)	(1,051)	238
Decrease in cash flow hedges	103	—	1,008	—
Decrease in additional minimum pension liability	—	13,734	10	14,522

Total other comprehensive (loss) income	(3,167)	4,976	(2,595)	6,349

Total comprehensive income	$42,548	$45,178	$129,755	$100,365

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 27,	November 26,
	2007	2006
	(Dollars in thousands)

Net investment hedge losses	$(9,363)	$(6,407)
Foreign currency translation losses	(29,965)	(30,359)
Unrealized gain on marketable securities	481	1,532
Cash flow hedges	(361)	(1,369)
Additional minimum pension liability	(88,166)	(88,176)

Accumulated other comprehensive loss, net of income taxes	$(127,374)	$(124,779)

NOTE 9:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net”:

	Three Months Ended		Six Months Ended
	May 27,	May 28,	May 27,	May 28,
	2007	2006	2007	2006
		(Dollars in thousands)

Foreign exchange management losses	$6,195	$3,206	$4,445	$6,735
Foreign currency transaction gains	(7,063)	(2,775)	(13,094)	(4,846)
Interest income	(3,269)	(3,886)	(7,025)	(7,014)
Investment income	(921)	(887)	(3,377)	(1,435)
Minority interest — Levi Strauss Japan K.K.	522	840	660	1,223
Other	230	73	497	760

Total other income, net	$(4,306)	$(3,429)	$(17,894)	$(4,577)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

NOTE 10:	BUSINESS SEGMENT INFORMATION

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

As a result of these changes in the Company’s reporting structure, the Company reclassified certain U.S. staff costs from “Corporate expense” to the North America segment. Additionally, in 2006 the Company corrected the reporting of net sales relating to certain sales arrangements in its Asia Pacific segment involving the use of a third party. The effect of this correction increased both “Net sales” and “Selling, general and administrative expenses” in the Company’s consolidated statements of income by approximately $7.8 million and $15.5 million for the three and six months ended May 28, 2006. The correction had no impact on the Company’s reported operating income, net income, consolidated balance sheets or consolidated statements of cash flows for any period, and an insignificant impact on gross profit and gross margin in all periods. The Company revised its business segment information for prior periods to conform to the new presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2007

Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 27,	May 28,	May 27,	May 28,
	2007	2006	2007	2006
	(Dollars in thousands)

Net revenues:
North America	$579,316	$553,899	$1,163,364	$1,100,307
Europe	220,385	196,489	485,975	437,359
Asia Pacific	216,476	210,423	404,623	390,786
Corporate(1)	183	—	(197)	—

Consolidated net revenues	$1,016,360	$960,811	$2,053,765	$1,928,452

Operating income:
North America	$69,027	$72,611	$159,857	$162,623
Europe	38,146	35,493	117,669	99,809
Asia Pacific	42,367	45,557	78,792	84,603

Regional operating income	149,540	153,661	356,318	347,035
Corporate:
Restructuring charges, net	66	7,262	12,881	10,449
Postretirement benefit plan curtailment gain	—	—	(25,321)	—
Other corporate staff costs and expenses	31,205	31,542	61,251	51,092

Total corporate	31,271	38,804	48,811	61,541

Consolidated operating income	118,269	114,857	307,507	285,494
Interest expense	55,777	61,791	113,502	128,088
Loss on early extinguishment of debt	14,299	32,951	14,329	32,958
Other income, net	(4,306)	(3,429)	(17,894)	(4,577)

Income before income taxes	$52,499	$23,544	$197,570	$129,025

(1)	Corporate net revenues reflect the impact of the settlement of the Company’s derivative instruments which hedged the related intercompany royalty flows for the three months and six months ended May 27, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also distribute our Levi’s® and Dockers® products through our online stores, and our Levi’s®, Dockers® and Levi Strauss Signature® products through 170 company-operated stores located in 20 countries, including the United States. These stores generated approximately 6% of our net revenues in the first half of 2007.

We derived 43% of our net revenues and 55% of our regional operating income from our European and Asia Pacific businesses in the first half of 2007. Sales of Levi’s® brand products represented approximately 71% of our total net sales in the first half of 2007, including a substantial majority of our net sales in our Europe and Asia Pacific regions. Sales of Dockers® brand products represented approximately 22% of our total net sales in the first half of 2007.

Our Second Quarter 2007 Results

Our second quarter 2007 results reflect continued profitable growth, cash flow generation and debt reduction:

•	Revenues. Our consolidated net revenues increased by 6% with net revenues increasing in each of our North America, Europe and Asia Pacific regions. Net revenue improvements were driven primarily by our U.S. Levi’s® and U.S. Dockers® brands and continued strong growth in emerging markets such as India and China. The increase also reflects favorable foreign currency exchange rates in our Europe region and incremental sales from dedicated stores in all three regions.

•	Operating Income. Our operating income grew 3% from the prior year, helped by lower restructuring charges in the 2007 period, which offset a decline in our gross margin resulting from higher sales allowances and discounts. Our gross margin and operating margin remained strong at 46% and 12%, respectively, while we continued to invest in retail expansion and our SAP implementation.

•	Net income. Net income grew 14% to $46 million as compared to the prior year. We lowered interest expense as a result of our debt refinancing activities in 2006 and in April 2007 when we redeemed all of our floating rate notes through borrowings under a new senior unsecured term loan and use of cash on hand. Additionally, loss on early extinguishment of debt was lower than in the prior year as we completed two debt refinancing actions in the second quarter of 2006. The 123% increase in income before taxes was partially offset by higher taxes as compared to prior year primarily due to a discrete, non-cash tax benefit recognized in the second quarter of 2006.

•	Cash flows. Cash flows provided by operating activities was $126 million in the first half of 2007 as compared to $201 million in the first half of 2006. The decrease is primarily due to a net increase in our trade receivables balance, primarily due to changes in the timing of and an increase in sales as compared to the prior year period. We increased total cash and cash equivalents by $28 million from fiscal year end 2006 even as we used cash on hand to reduce our debt by $50 million in the second quarter of 2007.

Key challenges and risks for us during the remainder of the year include:

•	our Japanese and Korean affiliates, our two largest businesses in the Asia Pacific region, whose declining results are offsetting strong performance in our newer markets in the region;

•	consumer spending in the United States, where continued housing market, interest rate and energy price pressures may weigh on consumers, and the impact of retail consolidation and acquisition activity, are creating a challenging retail environment for us and our customers; and

•	the performance of our U.S. Levi Strauss Signature® brand.

We expect to achieve modest growth in full-year net revenues and net income as compared with 2006, and continued cash flow generation and debt reduction.

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

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to retail customers, including franchised stores, and of direct sales to consumers at both our company-operated and online stores. It includes allowances for estimated returns, discounts, and retailer promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees.

•	Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead, and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling, and other activities associated with our distribution network.

Constant currency.  Constant currency comparisons are based on current period local currency amounts, translated at the same foreign exchange rates utilized in the corresponding period in the prior year. We routinely evaluate our constant currency financial performance in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations for Three and Six Months Ended May 27, 2007, as Compared to Same Periods in 2006

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 27,	May 28,				May 27,	May 28,
			%	2007	2006			%	2007	2006
	May 27,	May 28,	Increase	% of Net	% of Net	May 27,	May 28,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$997.3	$944.5	5.6%	98.1%	98.3%	$2,013.6	$1,892.3	6.4%	98.0%	98.1%
Licensing revenue	19.1	16.3	16.5%	1.9%	1.7%	40.2	36.1	11.2%	2.0%	1.9%

Net revenues	1,016.4	960.8	5.8%	100.0%	100.0%	2,053.8	1,928.4	6.5%	100.0%	100.0%
Cost of goods sold	553.3	515.1	7.4%	54.4%	53.6%	1,093.1	1,017.6	7.4%	53.2%	52.8%

Gross profit	463.1	445.7	3.9%	45.6%	46.4%	960.7	910.8	5.5%	46.8%	47.2%
Selling, general and administrative expenses	344.7	323.6	6.5%	33.9%	33.7%	640.3	614.9	4.1%	31.2%	31.9%
Restructuring charges, net	0.1	7.2	(99.1)%	0.0%	0.8%	12.9	10.4	23.3%	0.6%	0.5%

Operating income	118.3	114.9	3.0%	11.6%	12.0%	307.5	285.5	7.7%	15.0%	14.8%
Interest expense	55.8	61.8	(9.7)%	5.5%	6.4%	113.5	128.1	(11.4)%	5.5%	6.6%
Loss on early extinguishment of debt	14.3	33.0	(56.6)%	1.4%	3.4%	14.3	33.0	(56.5)%	0.7%	1.7%
Other income, net	(4.3)	(3.4)	25.6%	(0.4)%	(0.4)%	(17.9)	(4.6)	291.0%	(0.9)%	(0.2)%

Income before income taxes	52.5	23.5	123.0%	5.2%	2.5%	197.6	129.0	53.1%	9.6%	6.7%
Income tax expense (benefit)	6.8	(16.7)	(140.7)%	0.7%	(1.7)%	65.2	35.0	86.3%	3.2%	1.8%

Net income	$45.7	$40.2	13.7%	4.5%	4.2%	$132.4	$94.0	40.8%	6.4%	4.9%

Consolidated net revenues

The following table presents net revenues by segment for the respective periods:

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 27,	May 28,	As	Constant	May 27,	May 28,	As	Constant
	2007	2006	Reported	Currency	2007	2006	Reported	Currency
	(Dollars in millions)

Net revenues:
North America	$579.3	$553.9	4.6%	4.6%	$1,163.4	$1,100.3	5.7%	5.8%
Europe	220.4	196.5	12.2%	3.0%	486.0	437.3	11.1%	2.0%
Asia Pacific	216.5	210.4	2.9%	2.8%	404.6	390.8	3.5%	3.6%
Corporate	0.2	—	—	—	(0.2)	—	—	—

Total net revenues	$1,016.4	$960.8	5.8%	3.9%	$2,053.8	$1,928.4	6.5%	4.5%

Consolidated net revenues increased on both a reported and constant currency basis. Reported amounts for Europe were affected favorably by foreign currency translation. Net revenues increased across all geographic segments with strong growth in North America and the emerging markets in our Asia Pacific region for both periods.

North America.  Net revenues in North America increased on both reported and constant currency bases for both periods. Changes in foreign currency exchange rates did not affect net revenues significantly.

Net revenues for both periods increased due to growth in the U.S. Levi’s® and U.S. Dockers® brands, partially offset by a decrease in the U.S. Levi Strauss Signature® brand. The net sales increase in the U.S. Levi’s® brand, our largest business, was primarily driven by growth in the men’s category, particularly Red Tabtm products, additional company-operated retail stores and growth in the women’s category. The net sales increase in the U.S. Dockers® brand was driven by higher sales of both men’s and women’s products. For both periods, net revenue growth was partially offset by higher sales allowances and discounts to clear seasonal inventories and to support our retail customers, including customer marketing and promotional programs. The decrease in the U.S. Levi Strauss Signature® brand was primarily due to lower sales of men’s and women’s products sold to mass channel retailers.

Europe.  Net revenues in Europe increased on both reported and on constant currency bases for both periods. Changes in foreign currency exchange rates affected net revenues favorably by approximately $18 million and $40 million for the three- and six-month periods, respectively.

Net revenues increased on a constant currency basis for both periods led by the Levi’s® brand, partially offset by the reduction in sales volume related to the withdrawal of Levi Strauss Signature® brand products in the second quarter of 2007. New company-operated and franchisee stores, a higher proportion of premium-priced products, particularly Levi’s® Red Tabtm products and the success of our Spring/Summer product offering were key contributors to the net sales increase in both periods.

Asia Pacific.  Total net revenues in Asia Pacific increased on both reported and constant currency bases for both periods. Changes in foreign currency exchange rates did not affect net revenues significantly.

Net sales increased for both periods for the Dockers® and Levi Strauss Signature® brand products while net sales for the Levi’s® brand were flat for the three-month period and higher for the six-month period. Dedicated stores continued to drive growth in the region with the addition of company-operated and franchised stores and the updating of existing retail stores. For both periods, strong net sales, particularly in markets such as India and China, offset continuing declines in our more mature markets, predominantly Japan and Korea, our two largest businesses in the region. Our Japanese business continues to work through a management transition and high retail inventory. Korea is also experiencing high retail inventory and is rebalancing its product offering as sales of Levi’s® Engineered Jeanstm, which had driven growth in recent years, continued to fall as the product nears the end of its life cycle.

Gross profit

The following table shows consolidated gross profit and gross margin for the respective periods:

	Three Months Ended				Six Months Ended
			%				%
	May 27,	May 28,	Increase		May 27,	May 28,	Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
	(Dollars in millions)

Net revenues	$1,016.4	$960.8	5.8%		$2,053.8	$1,928.4	6.5%
Cost of goods sold	553.3	515.1	7.4%		1,093.1	1,017.6	7.4%

Gross profit	$463.1	$445.7	3.9%		$960.7	$910.8	5.5%

Gross margin	45.6%	46.4%	(0.8	) pp	46.8%	47.2%	(0.4	) pp

Our gross margin decreased slightly in both periods. For the three-month period, our gross margins declined in each region. For the six-month period, gross margin declines in North America and Asia Pacific were partially offset by an increase in Europe. For both periods, gross margin declines in North America were primarily due to higher sales allowances and discounts, and net sales growth in lower-margin products. For both periods, declines in Asia Pacific were primarily due to inventory markdowns and higher sales of closeout products in Japan and Korea. The gross margin decreased slightly in Europe for the three-month period due to a charge taken for a termination indemnity employee benefit plan; the gross margin increased for the six-month period primarily due to lower negotiated sourcing costs.

Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the respective periods:

	Three Months Ended					Six Months Ended
				May 27,	May 28,				May 27,	May 28,
			%	2007	2006			%	2007	2006
	May 27,	May 28,	Increase	% of Net	% of Net	May 27,	May 28,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$87.5	$74.3	17.9%	8.6%	7.7%	$173.0	$143.7	20.4%	8.4%	7.5%
Advertising and promotion	65.0	65.0	(0.0)%	6.4%	6.8%	110.5	113.2	(2.4)%	5.4%	5.9%
Administration	75.1	73.2	2.7%	7.4%	7.6%	124.2	138.1	(10.0)%	6.0%	7.2%
Other	117.1	111.1	5.3%	11.5%	11.6%	232.6	219.9	5.8%	11.3%	11.4%

Total SG&A	$344.7	$323.6	6.5%	33.9%	33.7%	$640.3	$614.9	4.1%	31.2%	31.9%

Total SG&A expenses increased $21.1 million and $25.4 million for the three- and six-month periods, respectively.

Selling.  Selling expense increased for both periods across all business segments, primarily reflecting higher selling costs associated with additional company-operated stores.

Advertising and promotion.  Advertising and promotion expenses were flat for the three-month period and decreased slightly for the six-month period, primarily due to a reduction in spending in Japan in line with its net sales decline.

Administration.  Administration expenses include corporate expenses and other administrative charges. These expenses increased slightly for the three-month period primarily due to higher staff costs associated with the planned SAP implementation in the United States. The decrease in administration expense for the six-month period related primarily to a $25 million postretirement benefit plan curtailment gain recorded in the first quarter of 2007 associated with the closure of our Little Rock, Arkansas, distribution facility, partially offset by net corporate expenses and higher staff costs as explained above.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs increased in both periods primarily due to higher distribution costs and marketing expenses in line with the net revenue growth in the period.

Restructuring charges

Restructuring charges, net, decreased to $0.1 million for the three-month period in 2007 from $7.2 million for the same period in 2006. Restructuring charges, net, increased to $12.9 million for the six-month period in 2007 from $10.4 million for the same period in 2006. The changes for both periods in 2007 primarily consisted of asset impairment and severance charges recorded in association with the planned closure of our distribution center in Germany. The prior year amounts primarily consisted of severance charges associated with the closure of our Little Rock distribution center, headcount reductions in Europe and additional lease costs associated with exited facilities in the United States.

Operating income

The following table shows operating income by reporting segment and the significant components of corporate expense for the respective periods:

	Three Months Ended							Six Months Ended
				May 27,		May 28,					May 27,		May 28,
			%	2007		2006				%	2007		2006
	May 27,	May 28,	Increase	% of Net		% of Net		May 27,	May 28,	Increase	% of Net		% of Net
	2007	2006	(Decrease)	Revenues		Revenues		2007	2006	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
North America	$69.0	$72.6	(4.9)%	11.9%		13.1%		$159.8	$162.6	(1.7)%	13.7%		14.8%
Europe	38.1	35.5	7.5%	17.3%		18.1%		117.7	99.8	17.9%	24.2%		22.8%
Asia Pacific	42.4	45.6	(7.0)%	19.6%		21.7%		78.8	84.6	(6.9)%	19.5%		21.6%

Total regional operating income	149.5	153.7	(2.7)%	14.7	%*	16.0	%*	356.3	347.0	2.7%	17.3	%*	18.0	%*

Corporate:
Restructuring charges, net	0.1	7.2	(99.1)%	0.0	%*	0.8	%*	12.9	10.4	23.3%	0.6	%*	0.5	%*
Postretirement benefit plan curtailment gain	—	—	—	0.0	%*	0.0	%*	(25.3)	—	—	(1.2	)%*	0.0	%*
Other corporate staff costs and expenses	31.1	31.6	(1.3)%	3.1	%*	3.3	%*	61.2	51.1	19.9%	3.0	%*	2.6	%*

Total corporate	31.2	38.8	(19.6)%	3.1	%*	4.0	%*	48.8	61.5	(20.7)%	2.4	%*	3.2	%*

Total operating income	$118.3	$114.9	3.0%	11.6	%*	12.0	%*	$307.5	$285.5	7.7%	15.0	%*	14.8	%*

Operating margin	11.6%	12.0%						15.0%	14.8%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes changes in operating income by segment:

•	North America. Operating income and margin decreased for both periods primarily due to the region’s lower gross margin which resulted primarily from higher sales allowances and discounts to clear seasonal inventories. SG&A expenses for both periods were in line with sales performance, and also reflected our investment in retail expansion and SAP implementation.

•	Europe. Operating income increased for the three-month period due to the favorable impact of foreign currency translation; operating margin decreased for the three-month period due to the lower gross margin for the period. For the six-month period operating income increased primarily due to the favorable impact of foreign currency translation and the higher gross margin for the period.

•	Asia Pacific. Operating income and operating margin decreased for both periods. Operating income decreased for both periods primarily due to declines in net sales and gross margins in Japan and Korea. For the remainder of the region, operating income increased primarily due to an increase in net sales, partially offset by continued investment in retail expansion.

Corporate.  Corporate expense is comprised of restructuring charges, net, and other corporate expenses, including corporate staff costs.

The postretirement benefit plan curtailment gain in the six-month period in 2007 relates to the closure of our Little Rock distribution facility. For more information, see notes 6 and 7 to our unaudited consolidated financial statements included in this report.

Other corporate staff costs and expenses were flat for the three-month period and increased for the six-month period in 2007 as compared to 2006. The increase in the six-month period was primarily due to lower workers’ compensation reversals ($3.6 million in 2007 as compared to $5.6 million in 2006) and lower amortization of postretirement benefit plan prior service benefit ($23.9 million in 2007 as compared to $28.8 million in 2006) related to the closure of our Little Rock distribution facility. Other corporate expenses also increased due to higher stock-based compensation expense and severance and transition expenses related to changes in senior management in the first quarter of 2007.

Interest expense

Interest expense decreased to $55.8 million and $113.5 million for the three- and six-month periods in 2007, respectively, from $61.8 million and $128.1 million for the same periods in 2006. Lower debt levels and lower average borrowing rates in the 2007 periods, which resulted primarily from our refinancing and debt reduction activities in 2007 and 2006, caused the decrease.

The weighted average interest rates on average borrowings outstanding for the three- and six-month periods in 2007, including the amortization of capitalized bank fees and underwriting fees, were 9.73% and 9.81%, respectively, as compared to 10.18% and 10.44%, respectively, for the same periods in 2006.

Loss on Early Extinguishment of Debt

For the three- and six-month periods in 2007, we recorded a loss of $14.3 million on early extinguishment of debt as a result of our redemption of our floating rate senior notes during the second quarter of 2007. The 2007 loss was comprised of a prepayment premium and other fees of approximately $7.7 million and the write-off of approximately $6.6 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. During the three- and six-month periods in 2006, we recorded a loss of $33.0 million on early extinguishment of debt in conjunction with our prepayment in March 2006 of the remaining balance of our prior senior secured term loan of approximately $488.8 million, and the amendment in May 2006 of our revolving credit facility. The 2006 loss was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs.

Other income, net

Other income, net, increased to $4.3 million and $17.9 million for the three- and six-month periods in 2007, respectively, from $3.4 million and $4.6 million for the same periods in 2006. The increases were primarily attributable to the net favorable impact of foreign currency fluctuation.

Income tax expense

Income tax expense was $6.8 million and $65.2 million for the three- and six-month periods in 2007, respectively, compared to a benefit of $16.7 million and expense of $35.0 million for the same periods in 2006. The increase in tax expense in 2007 as compared to prior year was primarily driven by a discrete, non-cash benefit recognized in the second quarter of 2006 arising from a change in the ownership structure of certain of our foreign subsidiaries and an increase in our income before taxes offset by a discrete, non-cash tax benefit of approximately $6.3 million recognized in the second quarter of 2007, which resulted from our election to change the filing methodology of our California state income tax return. The change in ownership structure of certain of our foreign subsidiaries in 2006 reduced by approximately $31.5 million the overall residual U.S. and foreign tax we expect to be imposed upon future repatriations of our unremitted foreign earnings.

The effective income tax rate for the six-month period in 2007 of 33.0% is lower than the federal statutory rate primarily due to a discrete, non-cash tax benefit recognized in the second quarter of 2007 as discussed above. The effective income tax rate for the six-month period in 2006 of 27.1% is lower than the federal statutory rate primarily due to the change in our foreign subsidiary ownership structure discussed above.

Net income

Net income for the three- and six-month periods in 2007 was $45.7 million and $132.4 million, compared to net income of $40.2 million and $94.0 million for the respective periods in 2006. The increases resulted from a lower loss on early extinguishment of debt and lower interest expense, and, with respect to the six-month period, higher operating income and higher gains related to foreign currency. For both periods, the increases were partially offset by higher taxes as compared to prior year primarily due to the tax benefit recognized in the second quarter of 2006 discussed above.

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

The maximum availability under our senior secured revolving credit facility is $550.0 million. As of May 27, 2007, based on collateral levels as defined by the agreement, reduced by amounts reserved in accordance with this facility as described below, our total availability was approximately $333.3 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Unused availability was approximately $245.2 million.

Under our senior secured revolving credit facility, we are required to maintain certain reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent), including a $75.0 million reserve at all times. These reserves reduce the availability under our credit facility.

As of May 27, 2007, we had cash and cash equivalents totaling $307.2 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $552.4 million.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, payments of interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans. In addition, we regularly explore debt reduction and refinancing alternatives, including tender offers, redemptions, repurchases or otherwise, and we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

The following table presents selected cash uses during the six months ended May 27, 2007, and the related estimated cash requirements for the remainder of 2007 and the first six months of 2008:

		Estimated for
	Paid in Six	Remaining Six		Estimated for	Estimated for
Selected Cash	Months Ended	Months of	Total Estimated	Six Months Ending	Twelve Months Ending
Requirements	May 27, 2007	Fiscal 2007	for Fiscal 2007	May 25, 2008	May 25, 2008
	(Dollars in millions)

Interest(1)	$108	$100	$208	$100	$200
Federal, foreign and state taxes (net of refunds)(2)	19	41	60	27	68
Postretirement health benefit plans	12	11	23	12	23
Capital expenditures	30	92	122	41	133
Pension plans	5	9	14	5	14

Total selected cash requirements	$174	$253	$427	$185	$438

(1)	Estimates for interest payments in 2007 have decreased as compared to the estimate contained in our 2006 Annual Report on Form 10-K, reflecting the refinancing in April 2007 of our floating rate senior notes due 2012.

(2)	Estimates for tax payments in 2007 have decreased as compared to the estimate contained in our 2006 Annual Report on Form 10-K, reflecting a reduction in expected tax payments in foreign jurisdictions.

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

Cash Flows

As of May 27, 2007, we had total cash and cash equivalents of approximately $307.2 million, a $27.7 million increase from the $279.5 million balance as of November 26, 2006. Working capital as of May 27, 2007, was $818.1 million compared to $806.0 million as of November 26, 2006.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 27,	May 28,
	2007	2006
	(Dollars in millions)

Cash provided by operating activities	$126.4	$200.6
Cash used for investing activities	(35.2)	(26.9)
Cash used for financing activities	(64.5)	(29.1)
Cash and cash equivalents	307.2	387.0

Cash flows from operating activities

Cash provided by operating activities was $126.4 million for the six-month period in 2007, as compared to cash provided by operating activities of $200.6 million for the same period in 2006. This $74.2 million decrease in the amount of cash provided by operating activities was primarily driven by:

•	a decrease in the amount of trade receivables collected during the period, primarily due to the earlier timing of sales recorded in the fourth quarter of 2006 and later timing of sales in the second quarter of 2007, as compared to the corresponding periods in prior year; and

•	higher payments for annual and long-term incentive compensation and executive transitions.

These factors were partially offset by lower cash paid for income taxes.

Cash flows from investing activities

Cash used for investing activities was $35.2 million for the six-month period in 2007 compared to $26.9 million for the same period in 2006. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with the SAP installation in our Asia Pacific region and, with respect to the 2007 period, the United States.

Cash flows from financing activities

Cash used for financing activities was $64.5 million for the six-month period in 2007 compared to $29.1 million for the same period in 2006. Cash used for financing activities in 2007 primarily reflects our redemption in April 2007 of all of our floating rate notes through borrowings under a new senior unsecured term loan and use of cash on hand. Cash used for financing activities in 2006 primarily reflects repayment of our prior term loan in March 2006 through issuance of our 2016 notes and additional 2013 Euro notes.

Indebtedness

As of May 27, 2007, we had fixed rate debt of approximately $1.9 billion (85% of total debt) and variable rate debt of approximately $0.3 billion (15% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate short-term and long-term debt principal payments are $10.5 million in 2007 and the remaining $2.1 billion in years after 2011.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all covenants related to our long-term debt.

New Term Loan; Redemption of Floating Rate Notes.  On March 27, 2007, we entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. The term loan matures on April 4, 2014 and bears interest at 2.25% over LIBOR or 1.25% over the base rate. On April 5, 2007, we used the borrowings under the term loan, plus cash on hand of approximately $66.4 million, to redeem all of our outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses of approximately $7.7 million. We also wrote off approximately $6.6 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. As a result, we recorded a $14.3 million loss on early extinguishment of debt in the second quarter of 2007.

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

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates as they apply to us.

Fourth Quarter of 2007

•	In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in their statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87,

“Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption, which is fiscal year 2007 for us. We have pension and other postretirement plans which will be affected by the adoption of SFAS 158. Based on third-party actuarial estimates of plan assets and obligations as of November 26, 2006, we estimate that had we been required to adopt the provisions of SFAS 158 at that date, the adoption would have resulted in a net decrease to total liabilities of approximately $172 million, with corresponding decreases to stockholder’s deficit of $106 million and to deferred tax assets of $66 million. The actual impact of the adoption of SFAS 158 will depend on the valuation of plan assets and obligations at November 25, 2007.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S. and international retail environments and fashion trends;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates, the housing market and energy prices;

•	our ability to sustain improvements in our European business and to address challenges in our Japanese operations and our Levi Strauss Signature® brand in the United States;

•	our customers’ continuing focus on private label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to effectively shift to a more premium market position worldwide, grow the Dockers® brand outside the United States, and grow our tops business;

•	our ability to implement SAP throughout our business without disruption;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	mergers and acquisitions involving our top customers and their consequences;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to under-penetrated consumer segments;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments;

•	changes in trade and tax laws; and

•	political or financial instability in countries where our products are manufactured.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies and interest rates. We actively manage foreign currency risks with the objective of mitigating the potential impact of currency fluctuations while maximizing the U.S. dollar value of cash flows. We hold derivative positions only in currencies to which we have exposure. Although we currently do not hold any interest rate derivatives, we seek to mitigate interest rate risk by optimizing our capital structure using a combination of fixed and variable rate debt across various maturities.

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

Foreign Exchange Risk

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. We actively manage forecasted exposures.

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

We use derivative instruments to manage our exposure to foreign currencies. As of May 27, 2007, we had U.S. dollar spot and forward currency contracts to buy $369.7 million and to sell $256.4 million against various foreign currencies. We also had Euro forward currency contracts to buy 17.2 million Euros ($23.1 million equivalent) against the Norwegian and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of May 27, 2007, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently implementing an enterprise resource planning system on a staged basis in our businesses around the world. We began in Asia Pacific (by implementing the system in several affiliates in the region in 2006 and 2007) and will continue implementation in other affiliates and organizations in the coming years. We designed our rollout and transition plan to minimize the risk of disruption to our business and controls. We believe implementation of this system will change, simplify and strengthen our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are not yet subject to the disclosure requirements in our Annual Report on Form 10-K. We will be required to be compliant in 2008 (with respect to the management report) and 2009 (with respect to the independent auditor attestation report). We have planned for and expect to meet these requirements.

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

Date: July 10, 2007

EXHIBITS INDEX

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