Form 10-Q
period 2007-08-26
LEVI STRAUSS & CO
filed 2007-10-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 26, 2007
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

Common Stock $.01 par value — 37,278,238 shares outstanding on October 4, 2007

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 26,	November 26,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$284,761	$279,501
Restricted cash	1,758	1,616
Trade receivables, net of allowance for doubtful accounts of $15,223 and $17,998	559,650	589,975
Inventories:
Raw materials	11,988	13,543
Work-in-process	12,803	13,479
Finished goods	550,628	523,041

Total inventories	575,419	550,063
Deferred tax assets, net	102,609	101,823
Other current assets	75,645	86,292

Total current assets	1,599,842	1,609,270
Property, plant and equipment, net of accumulated depreciation of $582,052 and $530,413	409,348	404,429
Goodwill	206,219	203,989
Other intangible assets, net	42,798	42,815
Non-current deferred tax assets, net	447,549	457,105
Other assets	136,314	86,457

Total assets	$2,842,070	$2,804,065

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$8,919	$11,089
Current maturities of capital leases	1,669	1,608
Accounts payable	229,152	245,629
Restructuring liabilities	8,786	13,080
Other accrued liabilities	185,263	194,601
Accrued salaries, wages and employee benefits	202,609	261,234
Accrued interest payable	46,176	61,827
Accrued income taxes	70,638	14,226

Total current liabilities	753,212	803,294
Long-term debt	2,161,142	2,206,323
Long-term capital leases, less current maturities	1,899	3,086
Postretirement medical benefits	298,219	379,188
Pension liability	184,110	184,090
Long-term employee related benefits	126,851	136,408
Long-term income tax liabilities	23,723	19,994
Other long-term liabilities	46,199	46,635
Minority interest	14,616	17,138

Total liabilities	3,609,971	3,796,156

Commitments and contingencies (Note 5)
Temporary equity	11,436	1,956

Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	83,487	89,837
Accumulated deficit	(766,234)	(959,478)
Accumulated other comprehensive loss	(96,963)	(124,779)

Stockholders’ deficit	(779,337)	(994,047)

Total liabilities, temporary equity and stockholders’ deficit	$2,842,070	$2,804,065

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 26,	August 27,	August 26,	August 27,
	2007	2006	2007	2006
	(Dollars in thousands)
	(Unaudited)

Net sales	$1,031,702	$1,008,929	$3,045,324	$2,901,267
Licensing revenue	19,466	19,340	59,609	55,454

Net revenues	1,051,168	1,028,269	3,104,933	2,956,721
Cost of goods sold	564,957	555,592	1,657,980	1,573,185

Gross profit	486,211	472,677	1,446,953	1,383,536
Selling, general and administrative expenses	343,389	312,082	983,743	926,998
Restructuring charges, net	(579)	2,615	12,302	13,064

Operating income	143,401	157,980	450,908	443,474
Interest expense	53,142	60,216	166,644	188,304
Loss on early extinguishment of debt	35	—	14,364	32,958
Other (income) expense, net	172	(9,524)	(17,722)	(14,101)

Income before income taxes	90,052	107,288	287,622	236,313
Income tax expense	29,158	58,019	94,378	93,028

Net income	$60,894	$49,269	$193,244	$143,285

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 26,	August 27,
	2007	2006
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$193,244	$143,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,385	46,765
Asset impairments	7,365	—
Loss (gain) on disposal of property, plant and equipment	76	(1,127)
Unrealized foreign exchange gains	(5,763)	(14,109)
Realized loss on foreign currency contracts not designated for hedge accounting	4,106	—
Postretirement benefit plan curtailment gain	(39,394)	(29,041)
Write-off of unamortized costs associated with early extinguishment of debt	6,570	16,051
Amortization of deferred debt issuance costs	4,076	6,765
Stock-based compensation	3,130	888
Allowance for doubtful accounts	1,428	(1,355)
Change in operating assets and liabilities:
Trade receivables	18,448	93,743
Inventories	(38,959)	(34,461)
Other current assets	14,018	(18,223)
Other non-current assets	(14,691)	(26,839)
Accounts payable and other accrued liabilities	(29,285)	(10,639)
Income tax liabilities	60,743	65,869
Restructuring liabilities	(6,023)	142
Accrued salaries, wages and employee benefits	(84,516)	(37,436)
Long-term employee related benefits	(21,622)	(27,600)
Other long-term liabilities	(987)	435
Other, net	801	(1,616)

Net cash provided by operating activities	127,150	171,497

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(53,834)	(41,090)
Proceeds from sale of property, plant and equipment	1,035	1,910
Acquisition of retail stores	(2,502)	(1,373)
Foreign currency contracts not designated for hedge accounting	(4,106)	—

Net cash used for investing activities	(59,407)	(40,553)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	322,563	475,690
Repayments of long-term debt	(381,315)	(492,269)
Net decrease in short-term borrowings	(2,560)	(2,991)
Debt issuance costs	(1,219)	(12,168)
Restricted cash	(182)	1,653
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(3,141)	—

Net cash used for financing activities	(65,854)	(30,085)

Effect of exchange rate changes on cash	3,371	1,520

Net increase in cash and cash equivalents	5,260	102,379
Beginning cash and cash equivalents	279,501	239,584

Ending cash and cash equivalents	$284,761	$341,963

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$171,965	$179,721
Income taxes	36,325	66,892

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

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

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three months and nine months ended August 26, 2007, may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2007.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

(“SFAS 158”). SFAS 158 requires employers to (a) recognize in their statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption, which is fiscal year end 2007 for the Company. The Company has pension and other postretirement plans which will be affected by the adoption of SFAS 158. The Company expects the impact from the adoption of FAS 158 at November 25, 2007, to result in a net decrease to total liabilities of approximately $81 million, with corresponding decreases to stockholder’s deficit of $49 million and to deferred tax assets of $32 million. The actual impact of the adoption of SFAS 158 will depend on the valuation of actual plan assets and obligations at November 25, 2007.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

requirements of SFAS 159. The Company is currently evaluating this standard and whether to elect the fair value option provided for in it for any of the Company’s qualifying instruments.

NOTE 2:	INCOME TAXES

Effective Income Tax Rate.  The Company’s income tax expense for the three and nine months ended August 26, 2007, was approximately $29.2 million and $94.4 million, respectively. The Company’s effective income tax rates for the three and nine months ended August 26, 2007, were 32.4% and 32.8%, respectively.

The Company’s income tax expense for the three and nine months ended August 27, 2006, was approximately $58.0 million and $93.0 million, respectively. The Company’s effective income tax rates for the three and nine months ended August 27, 2006, were 54.1% and 39.4%, respectively. The effective tax rate for the three months ended August 27, 2006, was higher than that for the nine months due to a discrete, non-cash tax benefit recognized in the second quarter of 2006 arising from a change in the ownership structure of certain foreign subsidiaries, which reduced by approximately $31.5 million the overall residual U.S. and foreign tax expected to be imposed upon future repatriations of the Company’s unremitted foreign earnings.

Estimated Annual Effective Income Tax Rate.  The Company’s estimated annual effective income tax rates for 2007 and 2006 are 33.8% and 42.8%, respectively. These rates differ from the effective income tax rates of 32.8% and 39.4% for the nine months ended August 26, 2007, and August 27, 2006, respectively, primarily due to the greater impact that the Company’s discrete tax benefits have relative to the Company’s nine-month income before taxes as compared to its projected annual income before taxes. The Company’s discrete tax benefits in 2007 primarily reflect the recognition in the second quarter of 2007 of approximately $6.3 million resulting from an election to change the filing methodology of its California state income tax return; the discrete tax benefits in 2006 resulted primarily from the change in ownership structure of certain foreign subsidiaries described above.

The estimated annual effective income tax rates for 2007 and 2006 are as follows:

	Fiscal Year	Fiscal Year
	2007(1)	2006(2)

Income tax expense at U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of U.S. federal impact	0.4	1.3
Impact of foreign operations	(3.3)	6.8
Reassessment of liabilities due to change in estimates	1.8	(0.5)
Other	(0.1)	0.2

	33.8%	42.8%

(1)	Estimated annual effective income tax rate for 2007.

(2)	Projected annual effective income tax rate used for the nine months ended August 27, 2006.

The “State income taxes, net of U.S. federal impact” item primarily reflects the expected state income tax expense for the year, net of related federal benefit. The impact of this item on the Company’s estimated annual effective tax rate decreased in 2007 from the prior year primarily due to the change in the California tax return filing methodology noted above.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

The “Reassessment of liabilities due to change in estimates” item relates primarily to changes in the Company’s estimate of its contingent tax liabilities. For 2007, this item relates to an increase of approximately $6.5 million in the Company’s estimated contingent tax liabilities primarily due to additional foreign uncertain tax positions. For 2006, the favorable impact of this item on the Company’s estimated annual effective tax rate relates primarily to a tax benefit of $6.0 million due to the release of certain state and foreign liabilities resulting from favorable court rulings and audit settlements, partially offset by additional tax expense resulting from an increase in other contingent tax liabilities of approximately $4.4 million.

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the nine months ended August 26, 2007, were as follows:

	North		Asia
	America	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 26, 2006	$199,905	$3,814	$270	$203,989
Additions(1)	—	—	2,175	2,175
Foreign currency fluctuation	—	142	(87)	55

Balance, August 26, 2007	$199,905	$3,956	$2,358	$206,219

(1)	Additional goodwill resulted from the purchase of six retail stores

Other intangible assets were as follows:

	August 26, 2007			November 26, 2006
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
(Dollars in thousands)

Trademarks and other intangible assets	$43,059	$(261)	$42,798	$43,059	$(244)	$42,815

Intangible assets are comprised primarily of owned trademarks with indefinite useful lives. Less than $0.1 million of the intangible assets balance is subject to amortization, for which the annual amortization expense is not material to the consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

NOTE 4:	LONG-TERM DEBT

	August 26,	November 26,
	2007	2006
	(Dollars in thousands)

Long-term debt
Secured:
Revolving credit facility	$—	$—
Notes payable, at various rates	123	117

Subtotal	123	117

Unsecured:
12.25% senior notes due 2012	522,676	522,453
Floating rate senior notes due 2012	—	380,000
8.625% Euro senior notes due 2013	343,510	330,952
Senior term loan due 2014	322,668	—
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	172,165	172,801

Subtotal	2,161,019	2,206,206
Less: current maturities	—	—

Total long-term debt	$2,161,142	$2,206,323

Short-term debt
Short-term borrowings	$8,919	$11,089

Total long-term and short-term debt	$2,170,061	$2,217,412

Senior Unsecured Term Loan; Redemption of Floating Rate Senior Notes due 2012

On March 27, 2007, the Company entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. On April 4, 2007, the Company borrowed the maximum available $322.6 million under the term loan and used the borrowings plus cash on hand of approximately $66.4 million to redeem all of its outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses of approximately $7.8 million. The term loan matures on April 4, 2014 and bears interest at 2.25% over LIBOR or 1.25% over the base rate. The term loan may not be prepaid during the first year but thereafter may be prepaid without premium or penalty.

Subsequent Event — Proposed Repurchase of 12.25% Senior Notes due 2012

Purchase or Redemption of 12.25% Senior Notes due 2012.  On September 19, 2007, the Company announced its commencement of a cash tender offer for its outstanding $525.0 million aggregate principal amount of 12.25% senior notes due 2012. The Company is also seeking consent to amend the indenture under which the notes were issued to eliminate or make less restrictive most of the restrictive covenants, and certain related events of default, contained in the indenture. The tender offer will expire at 12:00 midnight, New York City time, on Wednesday, October 17, 2007, unless extended or earlier terminated by the Company. The Company intends to use cash on hand, as well as borrowings under a proposed amended and restated credit facility to finance the cash tender offer. Among other conditions, the Company’s obligation to consummate the tender offer is conditioned upon

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

receipt of tenders and consents from holders of a majority of the principal amount of the notes and upon the amendment and restatement of its senior secured revolving credit facility to increase the facility by an additional $200 million to $750 million. The amended and restated facility will be secured by, among other domestic assets, certain U.S. trademarks associated with the Levi’s® brand. The lien on the trademarks will be released upon the full payment of a new $250 million tranche under the facility.

Assuming all conditions to the tender offer are met, holders who tender their notes and consents in connection with the tender offer would receive cash consideration determined pursuant to a formula based on a fixed spread above a reference U.S. Treasury security. In addition, holders who tender their notes and consents on or prior to 5:00 p.m., New York City time, on October 3, 2007 would receive an early consent payment in cash of $30.00 per $1,000 principal amount of notes tendered. As of October 3, 2007, tenders and consents were received from holders of $505.8 million, or 96.3%, of the aggregate principal amount of the notes outstanding.

The Company intends to enter into the amended and restated credit facility on October 11, 2007. On such date, assuming all other conditions to the tender offer are met, the Company expects to accept and pay the tender offer consideration for all notes validly tendered prior to such date, plus it expects to pay the early consent payment for notes validly tendered prior to the October 3, 2007 deadline.

Based on notes validly tendered as of October 3, 2007, the Company currently expects to acquire those notes for a total cash consideration of $543.3 million, consisting of the tender offer consideration and any applicable consent payments, to pay approximately $1.5 million for transaction fees and expenses, and to write off approximately $10.6 million of unamortized debt issuance costs and any applicable discounts or premiums relating to the purchase and extinguishment of such notes.

Promptly following the expiration date of the tender offer, the Company expects to purchase any additional notes not yet purchased but validly tendered prior to the expiration date.

The 2012 notes are redeemable at the Company’s option on and after December 15, 2007. The Company intends, but is not obligated to, purchase all remaining outstanding 12.25% notes prior to their maturity as soon as practicable after the expiration of the pending tender offer pursuant to open market purchases, redemption or otherwise.

Loss on Early Extinguishment of Debt

For the nine months ended August 26, 2007, the Company recorded a loss of $14.4 million on early extinguishment of debt as a result of its redemption of its floating rate senior notes during the second quarter of 2007. The 2007 loss was comprised of a prepayment premium and other fees of approximately $7.8 million and the write-off of approximately $6.6 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. During the nine months ended August 27, 2006, the Company recorded a loss of $33.0 million on early extinguishment of debt in conjunction with the Company’s prepayment in March 2006 of the remaining balance of its prior senior secured term loan of approximately $488.8 million, and the amendment in May 2006 of the Company’s revolving credit facility. The 2006 loss was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

As of August 26, 2007, the Company’s total availability, net of all applicable reserves, of $339.3 million under its senior secured revolving credit facility was reduced by $91.5 million for letters of credit and other credit usage allocated under the senior secured revolving credit facility, yielding a net availability of $247.8 million. Included in the $91.5 million of letters of credit and other credit usage, which arrangements are with various international banks, were $68.1 million of standby letters of credit (of which $42.8 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds), $16.6 million of trade letters of credit and $6.8 million of other credit usage. The Company pays fees on letters of credit and other credit usage, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted average interest rate on average borrowings outstanding during the three and nine months ended August 26, 2007, including the amortization of capitalized bank fees and underwriting fees, was 9.58% and 9.74%, respectively, compared to 9.95% and 10.28% in the same periods of 2006. The weighted average interest rate on average borrowings outstanding excludes interest payable to participants under deferred compensation plans and other miscellaneous items.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. As of August 26, 2007, the Company had U.S. dollar spot and forward currency contracts to buy $261.1 million and to sell $209.7 million against various foreign currencies. The Company also had Euro forward currency contracts to buy 8.3 million Euros ($11.3 million equivalent) against the Norwegian Krone and Swedish Krona. These contracts are at various exchange rates and expire at various dates through August 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.  Trial in the case before the United States District Court for the Northern District of California, San Jose Division, Case No. C-04-01026, as more fully described in the Company’s 2006 Annual Report on Form 10-K filed on February 13, 2007, is currently set for March 31, 2008. There have been no other material developments in this litigation since the Company filed its 2006 Annual Report. For more information about the litigation, see Note 7 to the consolidated financial statements contained in such Form 10-K.

Class Actions Securities Litigation.  On September 11, 2007, in the matter In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW, pending before the United States District Court for the Northern District of California, San Jose Division, the Court dismissed the Section 10(b) and 20(a) claims and dismissed the tax fraud aspects of the Section 11 and 15 claims. The Court also limited the plaintiff class on the Section 11 and 15 claims by eliminating from the class those bondholders who purchased the bonds in private offerings and then exchanged them for registered bonds in the subsequent exchange offer. Plaintiffs were provided until January 18, 2008, to amend their complaint with respect to the tax-fraud claims. There have been no other material developments in this litigation since the Company filed its 2006 Annual Report on Form 10-K on February 13, 2007. For more information about the litigation, see Note 7 to the consolidated financial statements contained in such Form 10-K.

Other Litigation.  In the ordinary course of business, the Company has various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on its financial condition or results of operations.

NOTE 6:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of August 26, 2007. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

For the three and nine months ended August 26, 2007, the Company recognized restructuring charges, net, of $(0.6) million and $12.3 million, respectively, which relate primarily to the planned closure of the Company’s distribution center in Heusenstamm, Germany and reorganization of the Company’s Eastern European operations, each described below. For the three and nine months ended August 27, 2006, the Company recognized restructuring charges, net, of $2.6 million and $13.0 million, respectively, which relate primarily to the closure of the Company’s distribution center in Little Rock, Arkansas and the reorganization of the Company’s Nordic operations.

The following table summarizes the restructuring activity for the nine months ended August 26, 2007, and the related restructuring liabilities balance as of November 26, 2006, and August 26, 2007:

	Restructuring
	Liabilities				Liabilities	Cumulative
	November 26,				August 26,	Charges
	2006	Charges	Utilization	Adjustments	2007	To Date
	(Dollars in thousands)
2007 reorganization initiatives:(1)
Severance and employee benefits	$—	$5,823	$155	$(958)	$5,020	$4,865
Asset impairment	—	7,008	(7,008)	—	—	7,008
Prior reorganization initiatives:(2)
Severance and employee benefits	9,001	232	(6,136)	(803)	2,294	122,605
Other restructuring costs	11,746	1,209	(5,072)	(209)	7,674	38,873

Total	$20,747	$14,272	$(18,061)	$(1,970)	$14,988	$173,351

Current portion	$13,080				$8,786
Long-term portion	7,667				6,202

Total	$20,747				$14,988

(1)	On March 1, 2007, the Company announced the reorganization of its Eastern European operations to reduce complexity and streamline business processes. This reorganization will result in the elimination of the jobs of approximately 11 employees through 2007. The Company is obligated under lease commitments through the third quarter of 2009 and will record a lease loss liability upon ceasing use of the facility.

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

more central location in Frankfurt, Germany. The Company anticipates that the closure will take place in the first quarter of 2008. The closure will result in the elimination of the jobs of approximately 56 employees throughout 2007 and 2008.

Current year charges include the estimated severance that will be payable to the terminated employees in respect of both of these 2007 reorganization initiatives. Additionally, as a result of the Heusenstamm facility closure, the Company recorded a $7.0 million impairment charge in the first quarter of 2007 relating to the write-down of building, land and some machinery and equipment to their estimated fair values. The Company estimates that it will incur additional restructuring charges related to these actions, principally in the form of additional termination benefits and facility-related costs, which will be recorded in future periods.

(2)	Prior reorganization initiatives include organizational changes and plant closures in 2002-2006, primarily in North America and Europe. Of the $10.0 million restructuring liability at August 26, 2007, $1.8 million resulted from its distribution facility closure in Little Rock, Arkansas, that commenced in 2006; $0.2 million resulted from the consolidation of its Nordic operations into its European headquarters in Brussels in 2006 and $8.0 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities.

The Company estimates that it will incur future additional restructuring charges of approximately $0.9 million related to these actions. The Company expects to eliminate the jobs of approximately 10 employees related to these prior activities by the end of 2007.

NOTE 7:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 26,	August 27,	August 26,	August 27,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$1,874	$1,871	$178	$177
Interest cost	14,633	14,358	2,709	3,192
Expected return on plan assets	(15,089)	(13,248)	—	—
Amortization of prior service cost (benefit)	208	381	(11,432)	(13,165)
Amortization of transition asset	123	155	—	—
Amortization of actuarial loss	1,540	1,424	1,169	1,373
Curtailment loss (gain)(1)	19	5,391	(14,073)	(29,041)
Net settlement gain	(120)	—	—	—

Net periodic benefit cost (income)	$3,188	$10,332	$(21,449)	$(37,464)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 26,	August 27,	August 26,	August 27,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$5,887	$5,760	$550	$591
Interest cost	43,438	42,462	8,093	9,218
Expected return on plan assets	(45,068)	(39,702)	—	—
Amortization of prior service cost (benefit)(2)	3,394	1,200	(35,374)	(41,943)
Amortization of transition asset	363	455	—	—
Amortization of actuarial loss	4,993	5,394	3,815	4,715
Curtailment loss (gain)(1)	19	7,317	(39,394)	(29,041)
Special termination benefit(3)	—	1,027	—	500
Net settlement (gain) loss(4)	(120)	2,590	—	—

Net periodic benefit cost (income)	$12,906	$26,503	$(62,310)	$(55,960)

(1)	Pension benefit curtailment loss for the three and nine months ended August 27, 2006 includes a $5.4 million curtailment charge in respect of the supplemental executive retirement plan as a result of the retirement of the Company’s then president and chief executive officer, Philip A. Marineau. For the nine months, pension benefit curtailment loss also includes $1.8 million for the correction of an error in the actuarial calculation of the curtailment in the third quarter of 2004 associated with the 2003 closure of three Canadian facilities, and $0.1 million related to the job eliminations as a result of the facility closure in Little Rock, Arkansas.

For the three and nine month periods of 2007, $14.1 million of the postretirement benefit curtailment gain was driven by the voluntary terminations resulting from field employees electing to participate in the Company’s separation and buyout program included in its new labor agreement with the union representing its distribution employees, as described in more detail below. The nine month period also includes $25.3 million of curtailment gain driven by job reductions in connection with the facility closure in Little Rock, Arkansas recorded in the first quarter of 2007. For the three and nine month periods of 2006, the $29.0 million curtailment gain relates to the job reductions in connection with the facility closure in Little Rock, Arkansas. In all periods, the postretirement benefit curtailment gain reflects the accelerated recognition of prior service benefit associated with prior plan amendments.

(2)	Amortization of prior service costs for the nine months ended August 26, 2007 includes a $2.8 million charge in the second quarter of 2007 for a termination indemnity employee benefit plan.

(3)	For the nine months ended August 27, 2006, amounts consist of additional expenses associated with special termination benefits offered to certain qualifying participants affected by the facility closure in Little Rock, Arkansas.

(4)	For the nine months ended August 27, 2006, amount primarily consists of a $2.6 million net loss resulting from the settlement of liabilities of certain participants in the Company’s hourly pension plan in Canada as a result of prior plant closures.

During the three months ended August 26, 2007 the Company entered into a new labor agreement with the union that represents many of its distribution-related employees in North America, which contained a voluntary separation and buyout program. As a result of the voluntary terminations that occurred with this program, the Company remeasured certain pension and postretirement benefit obligations as of July 31, 2007, which included an update to actuarial assumptions made at the end of the prior fiscal year. Net periodic benefit cost (income) related to these plans for the remainder of the fiscal year will reflect the revised assumptions. The revised actuarial assumptions included a change in the discount rate for both pension and postretirement benefit obligations from 5.6% and 5.6% to 6.8% and 6.5%, respectively. The Company utilized a bond pricing model that was tailored to the attributes of the Company’s pension and postretirement plans to determine the appropriate discount rate. Of the estimated total $31.7 million postretirement benefit curtailment gain, which is attributable to the accelerated recognition of benefits associated with prior plan changes, in the three months ended August 26, 2007, the Company recognized $14.1 million related to employees that elected the buyout and left the Company in the third quarter of 2007. The remaining curtailment gain of $17.6 million will be recognized when the remaining employees

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

voluntarily leave. The Company expects all the employees who elected the buyout to leave the Company by the end of the first quarter of 2008, with the majority leaving in the fourth quarter of 2007.

In addition, the pension plan remeasurement resulted in the recognition of a prepaid pension asset of $46.9 million, included in other long-term assets, a $7.9 million reduction in pension liability, and a $21.4 million reduction in non-current deferred tax assets, recorded through an adjustment to other comprehensive income of $33.4 million, net of taxes.

NOTE 8:	STOCK-BASED COMPENSATION

On August 1, 2007, the Board granted 325,196 stock appreciation rights (“SARs”) under the Company’s 2006 Equity Incentive Plan (“EIP”) to a small group of the Company’s senior-most executives with a strike price of $68.00, which was determined by management to be the fair market value of the Company’s common stock at the grant-date, based on a contemporaneous valuation obtained by the Company from an independent third-party. The SARs had an aggregate grant-date fair value of $9.2 million, as estimated on the date of grant using a Black-Scholes option valuation model. The vesting terms of the SARs are approximately four years, and have a maximum contractual life of 10 years. In conjunction with these grants, the Company amended the EIP, increasing the aggregate number of common shares available for grant from 418,175 to 700,000. The aggregate number of shares available for grant will adjust upward to the extent necessary to satisfy the exercise of SARs granted under the terms of the EIP.

On August 1, 2007, the Company granted 10,301 restricted stock unit (“RSU”) awards to certain members of its Board of Directors, with an aggregate grant-date fair value of $0.7 million derived from the aforementioned contemporaneous valuation. The restricted shares vest in a series of three equal installments at thirteen months, twenty-four months and thirty-six months following the date of grant. However, if the recipient’s continuous service terminates for reason other than cause after the first vesting installment (e.g. the director resigns from the board after September 1, 2008), then the remaining unvested portion of the award becomes fully vested as of the date of such termination.

As of August 26, 2007, temporary equity totaled $11.4 million as compared to $2.0 million as of November 26, 2006, as a result of an increase in the intrinsic value and the regular vesting of the outstanding SAR awards.

NOTE 9:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 26,	August 27,	August 26,	August 27,
	2007	2006	2007	2006
	(Dollars in thousands)

Net income	$60,894	$49,269	$193,244	$143,285

Other comprehensive income (loss):
Net investment hedge (losses) gains	(4,560)	2,940	(7,516)	(14,220)
Foreign currency translation gains (losses)	1,629	(6,890)	2,022	1,859
Unrealized (loss) gain on marketable securities	(267)	62	(1,318)	300
Decrease in cash flow hedges	172	—	1,180	—
Decrease in additional minimum pension liability(1)	33,438	286	33,448	14,808

Total other comprehensive income (loss)	30,412	(3,602)	27,816	2,747

Total comprehensive income	$91,306	$45,667	$221,060	$146,032

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

(1)	Amounts primarily relate to remeasurement of certain pension obligations resulting from the Little Rock, Arkansas, facility closure and the voluntary terminations associated with the 2007 labor agreement. See note 7 for more information.

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 26,	November 26,
	2007	2006
	(Dollars in thousands)

Net investment hedge losses	$(13,923)	$(6,407)
Foreign currency translation losses	(28,337)	(30,359)
Unrealized gain on marketable securities	214	1,532
Cash flow hedges	(189)	(1,369)
Additional minimum pension liability	(54,728)	(88,176)

Accumulated other comprehensive loss, net of income taxes	$(96,963)	$(124,779)

NOTE 10:	OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of “Other (income) expense, net”:

	Three Months Ended		Nine Months Ended
	August 26,	August 27,	August 26,	August 27,
	2007	2006	2007	2006
	(Dollars in thousands)

Foreign exchange management losses	$1,673	$3,843	$6,118	$10,578
Foreign currency transaction losses (gains)	2,190	(8,099)	(10,904)	(12,945)
Interest income	(3,125)	(4,346)	(10,150)	(11,360)
Investment income	(54)	(176)	(3,431)	(1,612)
Minority interest — Levi Strauss Japan K.K.	141	90	800	1,313
Other	(653)	(836)	(155)	(75)

Total other (income) expense, net	$172	$(9,524)	$(17,722)	$(14,101)

NOTE 11:	BUSINESS SEGMENT INFORMATION

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

As a result of these changes in the Company’s reporting structure, the Company reclassified certain U.S. staff costs from “Corporate expense” to the North America segment. Additionally, in 2006 the Company corrected the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

reporting of net sales relating to certain sales arrangements in its Asia Pacific segment involving the use of a third party. The effect of this correction increased both “Net sales” and “Selling, general and administrative expenses” in the Company’s consolidated statements of income by approximately $5.6 million and $21.0 million for the three and nine months ended August 27, 2006. The correction had no impact on the Company’s reported operating income, net income, consolidated balance sheets or consolidated statements of cash flows for any period and an insignificant impact on gross profit and gross margin in all periods. The Company revised its business segment information for prior periods to conform to the new presentation.

Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 26,	August 27,	August 26,	August 27,
	2007	2006	2007	2006
	(Dollars in thousands)

Net revenues:
North America	$633,319	$661,794	$1,796,683	$1,762,101
Europe	245,600	215,383	731,575	652,742
Asia Pacific	172,901	151,092	577,524	541,878
Corporate(1)	(652)	—	(849)	—

Consolidated net revenues	$1,051,168	$1,028,269	$3,104,933	$2,956,721

Operating income:
North America	$84,849	$103,051	$244,706	$265,674
Europe	50,519	50,192	168,188	150,001
Asia Pacific	22,836	23,012	101,627	107,615

Regional operating income	158,204	176,255	514,521	523,290
Corporate:
Restructuring charges, net	(579)	2,615	12,302	13,064
Postretirement benefit plan curtailment gain	(14,073)	(29,041)	(39,394)	(29,041)
Other corporate staff costs and expenses	29,455	44,701	90,705	95,793

Total corporate	14,803	18,275	63,613	79,816

Consolidated operating income	143,401	157,980	450,908	443,474
Interest expense	53,142	60,216	166,644	188,304
Loss on early extinguishment of debt	35	—	14,364	32,958
Other (income) expense, net	172	(9,524)	(17,722)	(14,101)

Income before income taxes	$90,052	$107,288	$287,622	$236,313

(1)	Corporate net revenues reflect the impact of the settlement of the Company’s derivative instruments which hedged the related intercompany royalty flows for the three months and nine months ended August 26, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also distribute our Levi’s® and Dockers® products through our online stores, and our Levi’s®, Dockers® and Levi Strauss Signature® products through 183 company-operated stores located in 21 countries, including the United States. These stores generated approximately 6% of our net revenues in the first nine months of 2007.

We derived 42% of our net revenues and 52% of our regional operating income from our European and Asia Pacific businesses in the nine-month period of 2007. Sales of Levi’s® brand products represented approximately 72% of our total net sales in the nine-month period of 2007. In our Europe and Asia regions, the Levi’s® brand represented an even larger majority of our net sales. Sales of Dockers® brand products represented approximately 21% of our total net sales in the nine-month period of 2007.

Our Third Quarter 2007 Results

Our third quarter 2007 results reflect continued growth, operating cash flow generation and debt reduction:

•	Net revenues. Our consolidated net revenues increased by 2% compared to the third quarter of prior year. Net revenues would have been stable before the benefit of favorable foreign currency exchange rates, primarily in our Europe region. Net revenue increases in our Asia Pacific and Europe regions offset a decline in our North America region. Net revenue improvements were driven primarily by continued growth in our emerging markets in Asia Pacific such as China and India, across our Europe region, and in our U.S. Levi’s® brand, reflecting incremental sales from dedicated stores and consumers’ continued response to our improved premium product lines.

•	Operating Income. Our operating income declined $15 million from the prior year. The decline was primarily due to lower net sales and a lower gross margin in our North America region, and an increase in our selling, general and administrative expenses as a percentage of net revenues, reflecting our continued investment in retail expansion and our continued SAP implementation. Additionally, we recorded a lower postretirement benefit plan curtailment gain in 2007 as compared to 2006. Our gross margin and operating margin remained strong at 46% and 14%, respectively.

•	Net income. Net income grew 24% to $61 million as compared to the prior year. Tax expense in 2007 decreased as compared to prior year, primarily due to a reduction in the U.S. tax we expect to be imposed upon our unremitted foreign earnings. Additionally, lower interest expense resulted from our debt refinancing activities in 2006 and in April 2007.

•	Cash flows. Cash flows provided by operating activities were $127.2 million in the nine months of 2007 as compared to $171.5 million in the nine months of 2006. The decrease is primarily due to changes in the timing of sales and the timing of the related collections as compared to the prior year period. We used cash on hand to reduce our debt by $50 million in the second quarter of 2007, and we have continued to invest in systems and retail expansion.

On September 19, 2007, we announced the commencement of a cash tender offer for our outstanding $525.0 million aggregate principal amount of 12.25% senior notes due 2012. We expect to use approximately $225 million of cash on hand as well as borrowings under a proposed amended and restated credit facility in the fourth quarter of 2007 in connection with our repurchase of these notes.

Key challenges and risks for us during the remainder of the year include:

•	consumer spending in the United States, where continued housing market, interest rate and energy price pressures may weigh on consumers, and the impact of retail consolidation and acquisition activity, are creating a challenging retail environment for us and our customers; and

•	mature businesses in our Asia Pacific region, whose year-to-date declining results are offsetting strong performance in emerging markets within the region.

We expect to achieve modest growth in full-year net revenues and strong growth in full-year net income as compared with 2006, and continued operating cash flow generation and debt reduction.

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

Results of Operations for Three and Nine Months Ended August 26, 2007, as Compared to Same Periods in 2006

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 26,	August 27,				August 26,	August 27,
			%	2007	2006			%	2007	2006
	August 26,	August 27,	Increase	% of Net	% of Net	August 26,	August 27,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$1,031.7	$1,008.9	2.3%	98.1%	98.1%	$3,045.3	$2,901.3	5.0%	98.1%	98.1%
Licensing revenue	19.5	19.4	0.7%	1.9%	1.9%	59.6	55.4	7.5%	1.9%	1.9%

Net revenues	1,051.2	1,028.3	2.2%	100.0%	100.0%	3,104.9	2,956.7	5.0%	100.0%	100.0%
Cost of goods sold	565.0	555.6	1.7%	53.7%	54.0%	1,657.9	1,573.2	5.4%	53.4%	53.2%

Gross profit	486.2	472.7	2.9%	46.3%	46.0%	1,447.0	1,383.5	4.6%	46.6%	46.8%
Selling, general and administrative expenses	343.4	312.1	10.0%	32.7%	30.4%	983.8	927.0	6.1%	31.7%	31.4%
Restructuring charges, net	(0.6)	2.6	(122.1)%	(0.1)%	0.3%	12.3	13.0	(5.8)%	0.4%	0.4%

Operating income	143.4	158.0	(9.2)%	13.6%	15.4%	450.9	443.5	1.7%	14.5%	15.0%
Interest expense	53.1	60.2	(11.7)%	5.1%	5.9%	166.6	188.3	(11.5)%	5.4%	6.4%
Loss on early extinguishment of debt	—	—	—	—	—	14.4	33.0	(56.4)%	0.5%	1.1%
Other (income) expense, net	0.2	(9.5)	(101.8)%	0.0%	(0.9)%	(17.7)	(14.1)	25.7%	(0.6)%	(0.5)%

Income before income taxes	90.1	107.3	(16.1)%	8.6%	10.4%	287.6	236.3	21.7%	9.3%	8.0%
Income tax expense	29.2	58.0	(49.7)%	2.8%	5.6%	94.4	93.0	1.5%	3.0%	3.1%

Net income	$60.9	$49.3	23.6%	5.8%	4.8%	$193.2	$143.3	34.9%	6.2%	4.8%

Consolidated net revenues

The following table presents net revenues by segment for the periods indicated and the changes in net revenue by segment on both reported and constant currency bases from period to period:

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 26,	August 27,	As	Constant	August 26,	August 27,	As	Constant
	2007	2006	Reported	Currency	2007	2006	Reported	Currency
	(Dollars in millions)

Net revenues:
North America	$633.3	$661.8	(4.3)%	(4.6)%	$1,796.7	$1,762.1	2.0%	1.9%
Europe	245.6	215.4	14.0%	6.5%	731.6	652.7	12.1%	3.5%
Asia Pacific	172.9	151.1	14.4%	10.7%	577.5	541.9	6.6%	5.6%
Corporate	(0.6)	—	—	—	(0.9)	—	—	—

Total net revenues	$1,051.2	$1,028.3	2.2%	(0.1)%	$3,104.9	$2,956.7	5.0%	2.9%

Consolidated net revenues increased on a reported basis for both the three- and nine-month periods ended August 26, 2007, and on a constant currency basis for the nine-month period, compared to the same prior-year periods. Reported amounts were affected favorably by changes in foreign currency exchange rates, particularly in Europe. In the three-month period, our net revenue growth in our Asia Pacific and Europe regions continued, while in our North America region net revenue declined, partially offsetting that region’s growth in the first half of 2007.

North America.  On both reported and constant currency bases, net revenues in North America decreased for the three-month period and increased for the nine-month period. Changes in foreign currency exchange rates did not affect net revenues significantly.

Net revenues for both periods increased for the U.S. Levi’s® brand, our largest business, primarily driven by growth in the men’s category, particularly Red Tabtm products, and additional company-operated retail stores. Continued net revenue declines for the U.S. Levi Strauss Signature® brand were primarily due to lower sales of men’s and women’s products sold to mass channel retailers and price reductions. We are realigning our strategies for the brand and expect that performance will continue to be challenging until the new strategies are fully developed and implemented. Net revenues for the U.S. Dockers® brand decreased for the three-month period, driven primarily by the impact of retail consolidation and the timing of certain Father’s Day shipments between the second and third quarter of 2007 as compared to 2006, due to a new promotional program in 2007, partially offset by growth in the women’s business. Net revenues for the U.S. Dockers® brand increased for the nine-month period due to higher sales of both men’s and women’s products, despite the impact of retail consolidation and the loss of a customer earlier in the year. For both periods, as compared to the same prior-year periods, we recorded higher sales allowances and discounts in our U.S. Levi’s® and U.S. Dockers® brands to clear seasonal inventories and to support our retail customers, including customer marketing and promotional programs.

Europe.  Net revenues in Europe increased on both reported and on constant currency bases for both periods. Changes in foreign currency exchange rates affected net revenues favorably by approximately $16 million and $56 million for the three- and nine-month periods, respectively.

Net revenues increased on a constant currency basis for both periods in both our wholesale and retail channels, led by the Levi’s® brand, partially offset by the reduction in sales volume related to the withdrawal of Levi Strauss Signature® brand products in the second quarter of 2007. New company-operated and franchisee stores, a higher proportion of premium-priced products, particularly Levi’s® Red Tabtm products and the success of both our Spring/Summer and Fall/Winter product offerings were key contributors to the net sales increase in both periods.

Asia Pacific.  Total net revenues in Asia Pacific increased on both reported and constant currency bases for both periods. Changes in foreign currency exchange rates affected net revenues favorably by approximately $5 million for both the three- and nine-month periods.

Net sales increased for both periods primarily due to growth in our Levi’s® brand. Dedicated stores continued to drive growth in the region with the addition of company-operated and franchised stores and higher sales of premium products. Net sales for both periods were strong in most markets, particularly in India and China. Our Japanese business, the largest in the region, had modest growth in the third quarter, primarily due to improvements in the high retail inventory that drove the revenue declines in the prior six months. Korea continues to experience high retail inventory and is rebalancing its product offering as a key product life cycle matures.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
			%			%
	August 26,	August 27,	Increase	August 26,	August 27,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in millions)

Net revenues	$1,051.2	$1,028.3	2.2%	$3,104.9	$2,956.7	5.0%
Cost of goods sold	565.0	555.6	1.7%	1,657.9	1,573.2	5.4%

Gross profit	$486.2	$472.7	2.9%	$1,447.0	$1,383.5	4.6%

Gross margin	46.3%	46.0%	0.3 pp	46.6%	46.8%	(0.2	) pp

Our gross margin increased slightly for the three-month period and decreased slightly for the nine-month period, each ended August 26, 2007, compared to the same prior-year periods. For both periods, gross margins declined in North America and Asia Pacific, and increased in Europe. For North America, the gross margin declines were primarily due to higher sales allowances and discounts. For Asia Pacific, the declines were primarily due to inventory markdowns and higher sales of closeout products in Japan and Korea. The gross margin increases in Europe were primarily due to lower sourcing costs and the increase in net sales from company-operated stores. For both periods, the increase in gross profit was primarily driven by changes in foreign currency exchange rates.

Our gross margins may not be comparable to those of other companies in our industry, since some companies may include costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 26,	August 27,				August 26,	August 27,
			%	2007	2006			%	2007	2006
	August 26,	August 27,	Increase	% of Net	% of Net	August 26,	August 27,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$92.0	$71.8	28.1%	8.8%	7.0%	$265.0	$215.5	23.0%	8.5%	7.3%
Advertising and promotion	70.1	66.3	5.8%	6.7%	6.4%	180.7	179.5	0.6%	5.8%	6.1%
Administration	70.1	87.1	(19.6)%	6.7%	8.5%	218.9	225.2	(2.8)%	7.1%	7.6%
Curtailment gain	(14.1)	(29.0)	(51.5)%	(1.3)%	(2.8)%	(39.4)	(29.0)	35.6%	(1.3)%	(1.0)%
Other	125.3	115.9	8.1%	11.9%	11.3%	358.6	335.8	6.8%	11.5%	11.4%

Total SG&A	$343.4	$312.1	10.0%	32.7%	30.4%	$983.8	$927.0	6.1%	31.7%	31.4%

Total SG&A expenses increased $31.3 million and $56.8 million for the three- and nine-month periods ended August 26, 2007, respectively, compared to the same prior-year periods. For both periods, changes in foreign currency exchange rates contributed to the increase in SG&A expenses.

Selling.  Selling expenses increased for both periods across all business segments, primarily reflecting higher selling costs associated with additional company-operated stores.

Advertising and promotion.  Advertising and promotion expenses increased for the three-month period due to increased media spending in Europe, and were flat for the nine-month period, as the increase in Europe was offset by a reduction in spending in Japan in line with its net sales decline.

Administration.  Administration expenses include corporate expenses and other administrative charges. For both periods, expenses decreased as compared to prior year due to a reduction in accruals for our annual and long-term incentive compensation programs and the accrual in the third quarter of 2006 of expenses related to the retirement of our former Chief Executive Officer. These decreases were partially offset by increases in other administrative expenses, primarily higher costs associated with the planned SAP implementation in the United States.

Curtailment gain.  During the third quarter of 2006 and first quarter of 2007, we recorded postretirement benefit plan curtailment gains of $29.0 million and $25.3 million, respectively, associated with the closure of our Little Rock, Arkansas, distribution facility. During the third quarter of 2007, we recorded a postretirement benefit plan curtailment gain of $14.1 million associated with the voluntary termination of certain distribution center employees in North America during the period. We expect to recognize an additional postretirement benefit plan curtailment gain of $17.6 million when the remaining employees voluntarily leave, with the majority expected to leave in the fourth quarter of 2007. For more information, see notes 7 and 9 to our unaudited consolidated financial statements included in this report.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. For the three-month period, these costs increased primarily due to higher distribution costs resulting from the separation and buyout costs of the voluntary termination of certain distribution center employees in North America. For the nine-month period, these costs increased primarily due to higher distribution costs and marketing expenses in line with the net revenue growth in the period, and with respect to distribution costs, the separation and buyout costs described above.

Restructuring charges

Restructuring charges, net, decreased to $12.3 million for the nine-month period ended August 26, 2007, from $13.0 million for the same period in 2006. The 2007 amount primarily consisted of asset impairment of $7.0 million and severance charges of $4.6 million recorded in association with the planned closure of our distribution center in Germany. The prior year amount primarily consisted of severance charges associated with the closure of our Little Rock distribution center, headcount reductions in Europe and additional lease costs associated with exited facilities in the United States.

Operating income

The following table shows operating income by reporting segment and the significant components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended								Nine Months Ended
					August 26,		August 27,						August 26,		August 27,
			%		2007		2006				%		2007		2006
	August 26,	August 27,	Increase		% of Net		% of Net		August 26,	August 27,	Increase		% of Net		% of Net
	2007	2006	(Decrease)		Revenues		Revenues		2007	2006	(Decrease)		Revenues		Revenues
	(Dollars in millions)

Operating income:
North America	$84.9	$103.1	(17.7)%		13.4%		15.6%		$244.7	$265.7	(7.9)%		13.6%		15.1%
Europe	50.5	50.2	0.7%		20.6%		23.3%		168.2	150.0	12.1%		23.0%		23.0%
Asia Pacific	22.8	23.0	(0.8)%		13.2%		15.2%		101.6	107.6	(5.6)%		17.6%		19.9%

Total regional operating income	158.2	176.3	(10.2)%		15.1	%*	17.1	%*	514.5	523.3	(1.7)%		16.6	%*	17.7	%*

Corporate:
Restructuring charges, net	(0.6)	2.6	(122.1)%		(0.1	)%*	0.3	%*	12.3	13.0	(5.7)%		0.4	%*	0.4	%*
Postretirement benefit plan curtailment gain	(14.1)	(29.0)	(51.5)%		(1.3	)%*	(2.8	)%*	(39.4)	(29.0)	35.6%		(1.3	)%*	(1.0	)%*
Other corporate staff costs and expenses	29.5	44.7	(34.1)%		2.8	%*	4.3	%*	90.7	95.8	(5.3)%		2.9	%*	3.2	%*

Total corporate	14.8	18.3	(19.0)%		1.4	%*	1.8	%*	63.6	79.8	(20.3)%		2.0	%*	2.7	%*

Total operating income	$143.4	$158.0	(9.2)%		13.6	%*	15.4	%*	$450.9	$443.5	1.7%		14.5	%*	15.0	%*

Operating margin	13.6%	15.4%	(1.7	)pp					14.5%	15.0%	(0.5	)pp

*	Percentage of consolidated net revenues

Regional operating income.  The following describes changes in operating income by segment for the three- and nine-month periods ended August 26, 2007, compared to the same prior-year periods:

•	North America. Operating income decreased for both periods due to the decrease in net sales of our U.S. Levi Strauss Signature® brand. Operating income and margin decreased for both periods due to the region’s lower wholesale gross margin, which resulted primarily from higher sales allowances and discounts to clear seasonal inventories, and an increase in SG&A expenses as a percentage of net revenues, reflecting our continued investment in retail expansion and continued SAP implementation.

•	Europe. Operating income increased for both periods primarily due to the favorable impact of changes in foreign currency exchange rates. Operating margin decreased for the three-month period and was flat for the nine-month period. For both periods, increases in the region’s SG&A expenses as a percentage of net revenues, primarily reflecting our continued investment in retail expansion, and with respect to the three-month period, increased advertising spending, were offset by the region’s gross margin improvements.

•	Asia Pacific. Operating income decreased primarily due to declines in net sales and gross margins in Korea for both periods, and in Japan for the nine-month period. For the remainder of the region, operating income increased primarily due to an increase in net sales, partially offset by continued investment in retail expansion.

Corporate.  Corporate expense is comprised of restructuring charges, net, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs.

Other corporate staff costs and expenses for the three- and nine-month periods decreased over the same prior-year periods primarily due to a reduction in executive retirement costs and long-term incentive compensation expense. These expense reductions were partially offset primarily by the accrual of distribution expenses related to the separation and buyout costs of the voluntary termination of certain distribution center employees in North America, and with respect to the nine-month period, increases in other corporate staff costs primarily associated with increased investment in our corporate information technology systems.

Interest expense

Interest expense decreased to $53.1 million and $166.6 million for the three- and nine-month periods in 2007, respectively, from $60.2 million and $188.3 million for the same periods in 2006. Lower debt levels and lower average borrowing rates in the 2007 periods, which resulted primarily from our refinancing and debt reduction activities in 2007 and 2006, caused the decrease.

The weighted average interest rates on average borrowings outstanding for the three- and nine-month periods in 2007, including the amortization of capitalized bank fees and underwriting fees, were 9.58% and 9.74%, respectively, as compared to 9.95% and 10.28%, respectively, for the same periods in 2006.

Loss on Early Extinguishment of Debt

For the nine-month period in 2007, we recorded a loss of $14.4 million on early extinguishment of debt as a result of our redemption of our floating rate senior notes during the second quarter of 2007. The 2007 loss was comprised of a prepayment premium and other fees of approximately $7.8 million and the write-off of approximately $6.6 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. During the nine-month period in 2006, we recorded a loss of $33.0 million on early extinguishment of debt in conjunction with our prepayment in March 2006 of the remaining balance of our prior senior secured term loan of approximately $488.8 million, and the amendment in May 2006 of our revolving credit facility. The 2006 loss was comprised of a prepayment premium and other fees and expenses of approximately $16.9 million and the write-off of approximately $16.1 million of unamortized capitalized costs.

Other (income) expense, net

For the three-month period in 2007, we recorded expense of $0.2 million as compared to income of $9.5 million for the same period in 2006; for the nine-month period in 2007, we recorded income of $17.7 million as compared to income of $14.1 million for the same period in 2006. The changes from the prior periods were primarily attributable to the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against the Japanese Yen.

Income tax expense

Income tax expense was $29.2 million and $94.4 million for the three- and nine-month periods in 2007, respectively, compared to $58.0 million and $93.0 million for the same periods in 2006. The effective income tax rate for the nine-month period in 2007 was 32.8% compared to 39.4% for the same period in 2006. The decrease in the effective income tax rate in 2007 as compared to prior year was primarily due to a reduction in the U.S. tax we expect to be imposed upon our unremitted foreign earnings.

The effective income tax rate for the nine-month period in 2007 of 32.8% is lower than the federal statutory rate primarily due to a discrete, non-cash tax benefit of $6.3 million recognized in the second quarter of 2007, which resulted from our election to change the filing methodology of our California state income tax return. The effective income tax rate for the nine-month period in 2006 of 39.4% is higher than the federal statutory rate primarily due to the overall residual U.S. and foreign tax expected to be imposed upon future repatriations of our unremitted foreign earnings.

Net income

Net income for the three- and nine-month periods in 2007 was $60.9 million and $193.2 million, respectively, compared to net income of $49.3 million and $143.3 million for the respective periods in 2006. For the three-month period, the $28.8 million reduction in tax expense and $7.1 million reduction in interest expense more than offset the $14.6 million reduction in operating income. For the nine-month period, net income increased primarily due to the $21.7 million reduction in interest expense, the $18.6 million lower loss on early extinguishment of debt and the $7.4 million increase in operating income.

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

Prior to the proposed amendment and restatement of our senior secured revolving credit facility described below, the maximum availability under our senior secured revolving credit facility was $550.0 million. As of August 26, 2007, based on collateral levels as defined by the agreement, reduced by amounts reserved in accordance with this facility as described below, our total availability was approximately $339.3 million. We had no outstanding borrowings under this facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. Unused availability was approximately $247.8 million.

Under our senior secured revolving credit facility (prior to the proposed amendment and restatement), we are required to maintain certain reserves against availability (or deposit cash or investment securities in secured accounts with the administrative agent), including a $75.0 million reserve at all times. These reserves reduce the availability under our credit facility.

As of August 26, 2007, we had cash and cash equivalents totaling $284.8 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $532.6 million.

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

The following table presents selected cash uses during the nine months ended August 26, 2007, and the related estimated cash requirements for the remainder of 2007 and the first nine months of 2008:

		Estimated for
	Paid in Nine	Remaining Three		Estimated for	Estimated for
Selected Cash	Months Ended	Months of	Total Estimated	Nine Months Ending	Twelve Months Ending
Requirements	August 26, 2007	Fiscal 2007	for Fiscal 2007	August 24, 2008	August 24, 2008
	(Dollars in millions)

Interest(1)	$172	$63	$235	$117	$180
Federal, foreign and state taxes (net of refunds)(2)	36	20	56	42	62
Postretirement health benefit plans	19	4	23	19	23
Capital expenditures	54	62	116	64	126
Pension plans	9	5	14	11	16

Total selected cash requirements	$290	$154	$444	$253	$407

(1)	Estimates for interest payments include the effect of the tender offer for our 12.25% Senior Notes due 2012 and any related borrowings under the proposed amended and restated senior secured revolving credit facility. The projected interest payments in 2007 have increased as compared to the estimate contained in our 2006 Annual Report on Form 10-K, primarily because of expedited interest payments related to the tender of our 12.25% Senior Notes. This increase is partially offset by our refinancing activities in 2007. For more information, see note 4 to our unaudited consolidated financial statements included in this report.

(2)	Estimates for tax payments in 2007 have decreased as compared to the estimate contained in our 2006 Annual Report on Form 10-K, reflecting a reduction in expected tax payments in foreign jurisdictions.

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

Cash Flows

As of August 26, 2007, we had total cash and cash equivalents of approximately $284.8 million, a $5.3 million increase from the $279.5 million balance as of November 26, 2006. Working capital as of August 26, 2007, was $846.6 million compared to $806.0 million as of November 26, 2006.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 26,	August 27,
	2007	2006
	(Dollars in millions)

Cash provided by operating activities	$127.2	$171.5
Cash used for investing activities	(59.4)	(40.6)
Cash used for financing activities	(65.9)	(30.1)
Cash and cash equivalents	284.8	342.0

Cash flows from operating activities

Cash provided by operating activities was $127.2 million for the nine-month period in 2007, as compared to cash provided by operating activities of $171.5 million for the same period in 2006. This $44.3 million decrease in the amount of cash provided by operating activities was primarily driven by:

•	a decrease in the amount of trade receivables collected during the first quarter of 2007, primarily due to the earlier timing of sales recorded in the fourth quarter of 2006, as compared to the corresponding periods in prior year, when the later timing of sales recorded in the fourth quarter of 2005 led to the related collections during the first quarter of 2006; and

•	higher payments for annual and long-term incentive compensation and executive transitions.

These factors were partially offset by lower cash paid for income taxes.

Cash flows from investing activities

Cash used for investing activities was $59.4 million for the nine-month period in 2007 compared to $40.6 million for the same period in 2006. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with the SAP installation in our Asia Pacific region and, with respect to the 2007 period, the United States.

Cash flows from financing activities

Cash used for financing activities was $65.9 million for the nine-month period in 2007 compared to $30.1 million for the same period in 2006. Cash used for financing activities in 2007 primarily reflects our redemption in April 2007 of all of our floating rate notes through borrowings under a new senior unsecured term loan and use of cash on hand. Cash used for financing activities in 2006 primarily reflects repayment of our prior term loan in March 2006 through issuance of our 2016 notes and additional 2013 Euro notes.

Indebtedness

As of August 26, 2007, we had fixed rate debt of approximately $1.9 billion (85% of total debt) and variable rate debt of approximately $0.3 billion (15% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate short-term and long-term debt principal payments are $8.9 million in 2007 and the remaining $2.2 billion in years after 2011.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all covenants related to our long-term debt.

New Term Loan; Redemption of Floating Rate Notes.  On March 27, 2007, we entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. The term loan matures on April 4, 2014 and bears interest at 2.25% over LIBOR or 1.25% over the base rate. On April 5, 2007, we used the borrowings under the term loan, plus cash on hand of approximately $66.4 million, to redeem all of our outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses of approximately $7.8 million. We also wrote off approximately $6.6 million of unamortized debt issuance costs related to the redemption of the floating rate senior notes. As a result, for the nine-month period of 2007, we recorded a $14.4 million loss on early extinguishment of debt.

Subsequent Event — Proposed Repurchase of 12.25% Senior Notes due 2012

Purchase or Redemption of 12.25% Senior Notes due 2012.  On September 19, 2007, we announced the commencement of a cash tender offer for our outstanding $525.0 million aggregate principal amount of 12.25% senior notes due 2012. We are also seeking consent to amend the indenture under which the notes were issued to eliminate or make less restrictive most of the restrictive covenants, and certain related events of default, contained in the indenture. The tender offer will expire at 12:00 midnight, New York City time, on Wednesday, October 17, 2007, unless extended or earlier terminated by us. We intend to use cash on hand of approximately $225 million, as well as borrowings under a proposed amended and restated credit facility to finance the cash tender offer. Among other conditions, our obligation to consummate the tender offer is conditioned upon receipt of tenders and consents from holders of a majority of the principal amount of the notes and upon the amendment and restatement of our senior secured revolving credit facility to increase the facility by an additional $200 million to $750 million. The amended and restated facility will be secured by, among other domestic assets, certain U.S. trademarks associated with the Levi’s® brand. The lien on the trademarks will be released upon the full payment of a new $250 million tranche under the facility.

Assuming all conditions to the tender offer are met, holders who tender their notes and consents in connection with the tender offer would receive cash consideration determined pursuant to a formula based on a fixed spread above a reference U.S. Treasury security. In addition, holders who tender their notes and consents on or prior to 5:00 p.m., New York City time, on October 3, 2007 would receive an early consent payment in cash of $30.00 per $1,000 principal amount of notes tendered. As of October 3, 2007, tenders and consents were received from $505.8 million, or 96.3%, of the aggregate principal amount of the notes outstanding.

We intend to enter into the amended and restated credit facility on October 11, 2007. On such date, assuming all other conditions to the tender offer are met, we expect to accept and pay the tender offer consideration for all notes validly tendered prior to such date, plus we expect to pay the early consent payment for notes validly tendered prior to the October 3, 2007 deadline.

Based on notes validly tendered as of October 3, 2007, we currently expect to acquire those notes for a total cash consideration of $543.3 million, consisting of the tender offer consideration and any applicable consent payments, to pay approximately $1.5 million for transaction fees and expenses, and to write off approximately $10.6 million of unamortized debt issuance costs and any applicable discounts or premiums relating to the purchase and extinguishment of such notes.

Promptly following the expiration date of the tender offer, we expect to purchase any additional notes not yet purchased but validly tendered prior to the expiration date.

The 2012 notes are redeemable at our option on and after December 15, 2007. We intend, but are not obligated to, purchase all remaining outstanding 12.25% notes prior to their maturity as soon as practicable after the expiration of the pending tender offer pursuant to open market purchases, redemption or otherwise.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off Balance Sheet Arrangements and Other.  There were no substantial changes from our 2006 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in the third quarter of 2007. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates as they apply to us.

Fourth Quarter of 2007

•	In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in their statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of SFAS 158 are to be applied prospectively upon adoption, which is fiscal year 2007 for us. We have pension and other postretirement plans which will be affected by the adoption of SFAS 158. We expect the impact from the adoption of FAS 158 at November 25, 2007, to result in a net decrease to total liabilities of approximately $81 million, with corresponding decreases to stockholder’s deficit of $49 million and to deferred tax assets of $32 million. The actual impact of the adoption of SFAS 158 will depend on the valuation of actual plan assets and obligations at November 25, 2007.

First Quarter of 2008

•	In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

•	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

•	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently evaluating this standard and whether to elect the fair value option provided for in it for any of our qualifying instruments.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S. and international retail environments and fashion trends;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates, the housing market and energy prices;

•	our ability to sustain improvements in our European business and to address challenges in our more mature Asian markets and our Levi Strauss Signature® brand in the United States;

•	our customers’ continuing focus on private label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to effectively shift to a more premium market position worldwide, sustain and grow the Dockers® brand;

•	our ability to implement SAP throughout our business without disruption;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	mergers and acquisitions involving our top customers and their consequences;

•	price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to under-penetrated consumer segments;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments;

•	changes in trade and tax laws; and

•	political or financial instability in countries where our products are manufactured.

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

Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our board of directors. Members of our foreign exchange committee, comprised of a group of our senior financial executives, review our foreign exchange activities to ensure compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for an active approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk, interest rate risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a value-at-risk model. We use widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of our foreign exchange derivative contracts.

We use derivative instruments to manage our exposure to foreign currencies. As of August 26, 2007, we had U.S. dollar spot and forward currency contracts to buy $261.1 million and to sell $209.7 million against various foreign currencies. We also had Euro forward currency contracts to buy 8.3 million Euros ($11.3 million equivalent) against the Norwegian Krone and Swedish Krona. These contracts are at various exchange rates and expire at various dates through August 2008.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of August 26, 2007, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are not yet subject to the disclosure requirements in our Annual Report on Form 10-K. As currently provided in the rules, non-accelerated filers will be required to be compliant in 2008 (with respect to the management report) and 2009 (with respect to the independent auditor attestation report). We have planned for and expect to meet these requirements.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  Trial in the case before the United States District Court for the Northern District of California, San Jose Division, Case No. C-04-01026, as more fully described in our 2006 Annual Report on Form 10-K filed on February 13, 2007, is currently set for March 31, 2008. There have been no other material developments in this litigation since we filed our 2006 Annual Report. For more information about the litigation, see Note 7 to the consolidated financial statements contained in that Form 10-K.

Class Actions Securities Litigation.  On September 11, 2007, in the matter In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW, pending before the United States District Court for the Northern District of California, San Jose Division, the Court dismissed the Section 10(b) and 20(a) claims and dismissed the tax fraud aspects of the Section 11 and 15 claims. The Court also limited the plaintiff class on the Section 11 and 15 claims by eliminating from the class those bondholders who purchased the bonds in private offerings and then exchanged them for registered bonds in the subsequent exchange offer. Plaintiffs were provided until January 18, 2008, to amend their complaint with respect to the tax-fraud claims. There have been no other material developments in this litigation since we filed our 2006 Annual Report on Form 10-K on February 13, 2007. For more information about the litigation, see Note 7 to the consolidated financial statements contained in that Form 10-K.

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

Date: October 10, 2007

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