Form 10-K
period 2007-11-25
LEVI STRAUSS & CO
filed 2008-02-12
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 25, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Common Stock $.01 par value — 37,278,238 shares outstanding on February 7, 2008

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 25, 2007

PART I

Item 1.	BUSINESS

Overview

From our California Gold Rush beginnings, we have grown into one of the world’s largest brand-name apparel companies. We have built our brands on a history of responsible business practices, bringing to life values that have engendered consumer trust around the world. Under our brand names, we design and market products that include jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories for men, women and children. We also license our trademarks for a wide array of products, including accessories, pants, tops, footwear, home and other products.

An Authentic American Icon

Our Levi’s® brand has become one of the most widely recognized brands in the history of the apparel industry. Its broad distribution reflects its appeal across consumers of all ages and lifestyles. Today its merchandising and marketing reflect the brand’s core attributes: original, definitive and confident.

Our Dockers® brand was at the forefront of the business casual trend in the United States. It has since grown to a global brand covering a wide range of wearing occasions for men and women with products that combine approachable style, relevant innovation and sustained quality. Our Signature by Levi Strauss & Co.tm brand focuses on bringing our style, authenticity and quality to value-seeking consumers.

Our Global Reach

We operate our business through three geographic regions: North America, Europe and Asia Pacific. Our products are sold in over 60,000 retail locations in more than 110 countries. This includes more than 1,500 retail stores dedicated to our brands, including both franchised and company-operated stores.

We support our brands through a global infrastructure, as we both source and market our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We also distribute products under the Signature by Levi Strauss & Co.tm brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad.

Although our brands are recognized around the world as authentically “American,” we derive approximately 42% of our net revenues from our European and Asia Pacific regions. Our Asia Pacific region includes both our established markets, which we refer to as “mature” markets, such as Japan and Korea, and emerging markets such as India and China, as well as our businesses in Latin America, the Middle East and Africa.

Levi Strauss & Co. was incorporated in Delaware in 1973. We conduct our operations outside the United States through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. We manage our regional operations through headquarters in San Francisco, Brussels and Singapore. Our global sourcing headquarters is in Singapore. Our corporate offices are located at Levi’s Plaza, 1155 Battery Street, San Francisco, California 94111, and our main telephone number is (415) 501-6000.

Our common stock is primarily owned by descendants of the family of Mr. Strauss and their relatives.

Our Web site — www.levistrauss.com — contains additional and detailed information about our history, our products and our commitments. Our Web site and the information contained on our Web site are not part of this annual report and are not incorporated by reference into this annual report.

Our Strategies for Business Development

Our management is pursuing strategies to develop our business, respond to marketplace dynamics and build on our competitive strengths. Our key strategies are:

•	Grow through innovation and “premiumization.” We intend to build upon our brand equity and design and marketing expertise to lead innovation in our products, marketing and at retail. We are also increasing our focus on more premium categories. We believe that our increased market responsiveness will continue to enable us to create trend-right and trend-leading products and marketing programs that appeal to our various consumer segments. We will also introduce product, marketing and retail experiences in new categories that we believe will offer attractive opportunities for growth.

•	Extend our brands globally. We intend to further accelerate growth globally, especially in emerging markets, where we have already established a strong foothold. Leveraging our expansive global presence and talent, we aim to identify global consumer trends, adapt successes from one market to another and drive growth across our brand portfolio.

•	Expand and enhance our relationships with our wholesale customers. Our goal is to ensure that we are central to our wholesale customers’ success by using our brands and our strengths in product development and marketing to drive consumer traffic and demand to their stores. We recognize that our wholesale customers have many choices, including their own private-label programs. We focus on generating competitive economics and engaging in collaborative assortment and marketing planning to achieve mutual commercial success with our customers.

•	Accelerate growth through dedicated retail stores. We continue to expand our dedicated store presence around the world, through company-operated stores as well as franchised stores. We believe dedicated retail stores represent an attractive opportunity to establish incremental distribution and sales as well as showcase the full breadth of our product offerings and strength of our brands’ appeal. We also believe that we can build upon the operational knowledge and consumer insight gained from our company-operated stores to improve our effectiveness as a resource to our wholesale customers and franchisees.

•	Achieve operational excellence and drive productivity. We emphasize operational execution across our businesses. We are making substantial productivity investments including the continued roll-out of an SAP enterprise resource planning system. We are focused on deriving greater benefit from our global scale through our sourcing organization and improved communication and collaboration across our regions. We also focus on working capital efficiency through disciplined inventory management.

Our Brands and Products

We offer a broad range of products, including jeans, casual and dress pants, tops, skirts and jackets. Pants — including jeans, casual pants and dress pants — represented approximately 87% of our total units sold in each of fiscal years 2007, 2006 and 2005. Men’s products generated approximately 72% of our total net sales in each of fiscal years 2007, 2006 and 2005.

Levi’s® Brand

Consumers around the world recognize the distinctive traits of Levi’s® jeans. The double arc of stitching, known as the Arcuate stitching design, and the Red Tab device, a fabric tab stitched into the back right pocket, are unique to Levi’s® jeans and are instantly recognizable by consumers. We offer an extensive selection of men’s, women’s and kids’ products designed to appeal to a variety of consumer segments at a wide range of price points. We extend our Levi’s® brand from more basic jeans to premium-priced styles to appeal to fashion leaders, reflecting what we believe is the broad consumer appeal of the brand across ages, genders and lifestyles. In the United States, our product architecture and strategy emphasize growth in more premium segments, including updating and driving our Red Tabtm jeans business to a more premium position with our chain and department store customers. In Europe and Asia Pacific, the Levi’s® brand is positioned mostly in the premium segment of the men’s and women’s markets.

Our current product range includes:

•	Levi’s® Red Tabtm Products. These products are the foundation of the brand. They encompass a wide range of jeans and jeanswear offered in a variety of fits, fabrics, finishes and styles intended to appeal to a broad spectrum of consumers. The line is anchored by the flagship 501® button-fly jean, the best-selling five-pocket jean in history. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tabtm products represented a majority of our Levi’s® brand net sales in all three of our regions in fiscal years 2007, 2006 and 2005.

•	Premium Products. We offer a variety of premium men’s and women’s products around the world. In Europe and Asia Pacific, we offer an expanded range of high-end products that reflects our premium positioning in international markets. Our Levi’s® Engineered Jeans® are a reinvention of the traditional jean designed for leading-edge consumers. The Levi’s Bluetm line in Europe and Levi’s® Redlooptm line in Asia Pacific are clean, modern interpretations of jeanswear, while in Asia Pacific we also offer Levi’s® Lady Style products for women seeking more feminine fits and finishes. In the United States, to further differentiate our offer for consumers who seek more trend-forward and premium products, we offer our Levi’s® Capital E® products. Our Levi’s® Vintage Clothing line, offered in all of our regions, showcases our most premium products by offering detailed replicas of our historical products dating back to the 19th century.

Our Levi’s® brand products accounted for approximately 73%, 70% and 71% of our total net sales in fiscal 2007, 2006 and 2005, respectively. Although almost half of these net sales were generated in North America, Levi’s® brand products are sold in more than 110 countries.

Dockers® Brand

First introduced in 1986 as an alternative between jeans and dress pants, the Dockers® brand has grown to include men’s and women’s apparel for a wide range of occasions. Marketed worldwide as “Dockers® San Francisco,” to link the brand to its hometown roots, Dockers® products combine approachable style, relevant innovation and consistent quality.

Our current Dockers® product offerings in the United States include:

•	Dockers® for Men. This line includes a broad range of stylish casual and dress products that cover the key wearing occasions for men: work, weekend, dress and golf. We complement these products with a variety of tops and seasonal pants and shorts in a range of fits, fabrics, colors, styles and performance features.

•	Dockers® for Women. This line includes a range of pants, shorts, tops, skirts, sweaters and jackets in updated fits, fabrics and styles designed to provide women with a versatile head-to-toe, integrated separates offering, with outfits that span the range of casual to dressy and work.

Our Dockers® brand products accounted for approximately 21%, 21% and 19% of our total net sales in fiscal 2007, 2006 and 2005, respectively. Although a substantial majority of these net sales were in North America, Dockers® brand products are sold in more than 50 countries.

Signature by Levi Strauss & Co.tm Brand

Our Signature by Levi Strauss & Co.tm brand, formerly marketed under the name Levi Strauss Signature®, offers value-seeking consumers products with the style, authenticity and quality for which our company is recognized around the world. The product portfolio includes denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids. The brand is distributed through the mass retail channel in North America and value-oriented retailers and franchised stores in Asia Pacific.

Signature by Levi Strauss & Co.tm brand products accounted for approximately 6%, 9% and 10% of our total net sales in fiscal years 2007, 2006 and 2005. Although a substantial majority of these sales were in the United States, Signature by Levi Strauss & Co.tm brand products are sold in seven additional countries in our North America and Asia Pacific regions. The brand exited the European market after the spring 2007 season.

Licensing

The appeal of our brands across consumer groups and our global reach enable us to license our Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm trademarks for a variety of product categories in multiple markets including footwear, hosiery, belts, outerwear, eyewear, sweaters, dress shirts, kidswear, loungewear and sleepwear, luggage and home bedding products.

We have licensees for our Levi’s® and Dockers® brands in each of our regions, and for our Signature by Levi Strauss & Co.tm brand in North America. In addition, we enter into agreements with third parties to produce, market and distribute our products in several countries with smaller markets, including various Latin American and Middle Eastern countries.

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

Sales, Distribution and Customers

We distribute our products in a wide variety of retail formats around the world, including chain and department stores, franchise and company-operated stores dedicated to our brands, multi-brand specialty stores, mass channel retailers and both company-operated and retailer Web sites.

Multi-brand Retailers

Our distribution strategy focuses on making our brands and products available where consumers shop. Our strategy includes product offerings and assortments that are tailored appropriately for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party Internet sites. Sales to our top ten wholesale customers accounted for approximately 42% of our total net revenues in both fiscal years 2007 and 2006.

Dedicated Stores

We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our strategy for expanding distribution of our products in all three of our regions. Our brand-dedicated stores are either operated by us or by independent franchisees and licensees. In addition to the dedicated stores, we consider dedicated shop-in-shops located within department stores as an important component of our retail network in international markets, and we maintain brand-dedicated Web sites that sell products directly to retail consumers.

Franchised stores.  Over 1,300 franchised or other licensed stores sell Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm products in markets outside the United States. These stores are a key element of our international distribution. The stores are operated by independent third parties. We also license third parties to operate outlet stores dedicated to our brands in the United States and abroad.

Company-operated stores.  Company-operated stores generated approximately 6% and 4% of our net revenues in fiscal 2007 and 2006, respectively. As of November 25, 2007, we had 200 company-operated retail stores, predominantly Levi’s® stores, located in more than 22 countries across our three regions. We had 73 stores in North America, 71 stores in Europe and 56 stores in Asia Pacific. In 2007, we opened 67 company-operated stores and closed five stores.

Seasonality of Sales

In recent years, we have tended to achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season, generally followed by the third quarter, reflecting the “back to school” season. In 2007, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the year. In 2006, our net revenues in the first, second, third and fourth quarters represented 23%, 23%, 25% and 29%, respectively, of our total net revenues for the year.

Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday in November each year. Fiscal years 2007, 2006 and 2005 consisted of 52 weeks each and ended on November 25, 2007, November 26, 2006, and November 27, 2005, respectively.

Marketing and Promotion

We support our brands with a diverse mix of marketing initiatives to drive consumer demand.

We advertise around the world through a broad mix of media, including television, national publications, the Internet, cinema, billboards and other outdoor vehicles. We use other marketing vehicles, including event and music sponsorships, product placement in major motion pictures, television shows, music videos and leading fashion magazines, and alternative marketing techniques, including street-level events and similar targeted “viral” marketing activities.

We execute region-specific marketing programs that are based on globally consistent brand values. We believe this approach allows us to achieve consistent global brand positioning while giving us flexibility to tailor marketing programs to local markets in order to maximize relevancy and effectiveness. We also tailor marketing programs to express the unique attributes of our brands. For example, our Levi’s® marketing program is designed to communicate the authenticity of Levi’s® jeans, the original and definitive jeans brand, among other characteristics. Our Dockers® products are featured in lifestyle settings that show complete outfits in everyday situations. The Dockers® brand is marketed worldwide under a branding platform, “Dockers® San Francisco,” that links the brand to its hometown roots and provides a single umbrella for marketing communications for men and women.

We also maintain the Web sites www.levisstore.com and www.dockersstore.com in the United States and www.levi.com and www.dockers.com outside the United States which sell products directly to consumers in certain countries. We operate these Web sites, as well as www.levistrausssignature.com, as marketing vehicles to enhance consumer understanding of our brands and help consumers find and buy our products. This is consistent with our strategies of ensuring that our brands and products are available where consumers shop and that our product offerings and assortments are appropriately differentiated.

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

Product procurement.  We source nearly all of our products through independent contract manufacturers, with the balance sourced from our company-operated manufacturing plants. See “Item 2 — Properties” for more information about those manufacturing facilities.

Sourcing locations.  We use numerous independent manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before we place production in those countries and on an ongoing basis.

In 2007, we sourced products from contractors located in approximately 45 countries around the world. We sourced products in Asia Pacific, South and Central America (including Mexico and the Caribbean), Europe, the Middle East and Africa. We expect to increase our sourcing from contractors located in Asia in future years. No single country accounted for more than 20% of our sourcing in 2007.

Sourcing practices.  Our sourcing practices include these elements:

•	We require all third-party contractors and subcontractors who manufacture or finish products for us to comply with our code of conduct relating to supplier working conditions as well as environmental and employment practices. We also require our licensees to ensure that their manufacturers comply with our requirements.

•	Our code of conduct covers employment practices such as wages and benefits, working hours, health and safety, working age and discriminatory practices, environmental matters such as wastewater treatment and solid waste disposal, and ethical and legal conduct.

•	We regularly assess manufacturing and finishing facilities through periodic on-site facility inspections and improvement activities, including use of independent monitors to supplement our internal staff. We integrate review and performance results into our sourcing decisions.

We disclose the names and locations of our contract manufacturers to encourage collaboration among apparel companies in factory monitoring and improvement. We regularly evaluate and refine our code of conduct processes.

Logistics.  We own and operate dedicated distribution centers in a number of countries and we also outsource logistics activities to third-party logistics providers. Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for presentation at retail and shipping them to our customers and to our own stores.

Competition

The worldwide apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments and regional and local competitors. Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	maintaining favorable brand recognition through strong and effective marketing;

•	anticipating and responding to changing consumer demands in a timely manner;

•	providing sufficient retail distribution, visibility and availability and presenting products effectively at retail;

•	delivering compelling value in our products for the price; and

•	generating competitive economics for our wholesale customers.

We face competition from a wide range of competitors both at the worldwide and regional levels in diverse channels across a wide range of retail price points. Worldwide, a few of our primary competitors include vertically integrated specialty stores such as Gap Inc.; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines; and athletic wear companies such as adidas and Nike, Inc. who are emerging as pan-regional competitors. In addition, each region faces localized competition, such as G-Star in the Netherlands, Miss Sixty in Italy, Hugo Boss in Germany; UNIQLO in Asia Pacific, and retailers’ private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory and George brands), Target Corporation (Mossimo and Cherokee brands) and Macy’s (INC. brand) in North America.

Trademarks

We have over 5,000 trademark registrations and pending applications in approximately 180 countries worldwide, and we create new trademarks on an ongoing basis. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®, Dockers® and 501® trademarks, the Wings and Anchor Design, the Arcuate Stitching Design, the Tab Device and the Two Horse® Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks and initiating litigation as necessary. We currently are pursuing over 300 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Employees

As of November 25, 2007, we employed approximately 11,550 people, approximately 4,550 of whom were located in North America, 3,500 in Europe, and 3,500 in Asia Pacific. We added approximately 870 employees in 2007, most of whom were associated with company-operated stores opened during the year. Approximately 4,100 of our employees were associated with manufacturing of our products and approximately 7,450 were non-production employees. Of the non-production employees, approximately 1,590 worked in distribution.

History and Corporate Citizenship

Our history and longevity are unique in the apparel industry. Our commitment to quality, innovation and corporate citizenship began with our founder, Levi Strauss, who infused the business with the principle of responsible commercial success that has been embedded in our business practices throughout our 155-year history. This mixture of history, quality, innovation and corporate citizenship contributes to our brands’ iconic reputation.

In 1853, during the California Gold Rush, Mr. Strauss opened a wholesale dry goods business in San Francisco that became known as “Levi Strauss & Co.” Seeing a need for work pants that could hold up under rough conditions, he and Jacob Davis, a tailor, created the first jean. In 1873, they received a U.S. patent for “waist overalls” with metal rivets at points of strain. The first product line designated by the lot number “501” was created in 1890.

During our first century, our work pants were worn primarily by cowboys, miners and other working men in the western United States. Then, in 1934, we introduced our first jeans for women, and after World War II, our jeans began to appeal to a wider market. By the 1960s they had become a symbol of American culture, representing a unique blend of history and youth. We opened our export and international businesses in the 1950s and 1960s. In 1986, we introduced the Dockers® brand of casual apparel which revolutionized the concept of business casual.

Throughout this long history, we upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We have engaged in a “profits through principles” business approach from the earliest years of the business. Among our milestone initiatives over the years, we began to open integrated factories two decades prior to the U.S. civil rights movement and federally mandated desegregation, we developed a comprehensive supplier code of conduct requiring safe and healthy working conditions among our suppliers (a first of its kind for a multinational apparel company), and we offered full medical benefits to domestic partners of employees prior to other companies of our size, a practice most other companies now follow.

Our Web site — www.levistrauss.com — contains additional and detailed information about our history and corporate citizenship initiatives. Our Web site and the information contained on our Web site are not part of this annual report and are not incorporated by reference into this annual report.

Item 1A.	RISK FACTORS

Risks Relating to the Industry in Which We Compete

Our revenues are influenced by general economic cycles.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, factors that diminish consumer spending and confidence in any of the regions in which we compete, particularly deterioration in general economic conditions, increases in energy costs or interest rates, housing market downturns, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition. For example, the price of oil has risen in the recent past. A continued or sustained rise in oil prices could adversely affect consumer spending and demand for our products and also increase our operating costs, both of which could adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from jeanswear and casual apparel marketers, fashion-oriented apparel marketers, athletic and sportswear marketers, vertically integrated specialty stores and retailers of private-label products. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the equity of and demand for our brands. Increased competition in the worldwide apparel industry — including from international expansion of vertically integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels, and from well-known and successful non-apparel brands (such as athletic wear marketers) expanding into jeans and casual apparel — could reduce our sales and adversely affect our business and financial condition.

The success of our business depends upon our ability to offer innovative and upgraded products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. In addition, we must create products that appeal to multiple consumer segments at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores. Failure on our part to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, negatively impact the consumer traffic in our dedicated retail stores, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices and impair the image of our brands. Moreover, our newer products may not produce as high a margin as our traditional products, which may have an adverse effect on our overall margins and profitability.

The worldwide apparel industry is subject to ongoing pricing pressure.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors contribute to ongoing pricing pressure throughout the supply chain. This pressure has had and may continue to have the following effects:

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

The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials — primarily cotton — used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, will make it difficult for us to sustain the level of cost of goods savings we have achieved in recent years and result in a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

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

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather or homeland security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Risks Relating to Our Business

Our net sales have not grown substantially for over ten years, we have substantial debt and actions we have taken, and may take in the future, to address these and other issues facing our business may not be successful over the long term.

Our net sales have declined from a peak of $7.1 billion in 1996 to $4.1 billion in 2003, and have remained roughly flat since 2003. We face intense competition, increased focus by retailers on private-label offerings, customer consolidation, growth in distribution sales channels where we traditionally have not had a strong presence, declining sales of traditional core products and continuing pressure on both wholesale and retail pricing. Our ability to successfully compete is impaired by our substantial debt and interest expense, which reduces our operating flexibility and limits our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable debt levels. In addition, the strategic, operations and management changes we have made in recent years to improve our business and drive future sales growth may not be successful over the long term.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products. We may be unable to increase sales of our products through these distribution channels for several reasons including the following:

•	These customers maintain — and seek to grow — substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors.

•	Other channels, including vertically integrated specialty stores and multi-brand specialty stores, account for a substantial portion of jeanswear and casual wear sales and have placed competitive pressure on the chain and department store channels in general.

Our ability to maintain retail floor space, market share and sales in these channels depends on our ability to offer differentiated and exclusive products and to increase retailer profitability on our products, which could have an adverse impact on our margins.

In Europe, department stores and independent jeanswear retailers are our primary distribution channels. These channels have experienced challenges competing against vertically integrated specialty stores. In Asia Pacific, some of our mature markets are facing challenges evidenced by slower performance by some wholesale customers. Further success by vertically integrated specialty stores in Europe and continued challenges in the mature markets of Asia Pacific may adversely affect the sales of our products in those regions.

We depend on a group of key customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our ten largest customers totaled approximately 42% of total net revenues in both 2007 and 2006. Our largest customer, J.C. Penney Company, Inc., accounted for approximately 9% of net revenues in both fiscal years 2007 and 2006. The retail industry in the United States has experienced substantial consolidation in recent years, such as the merger of Federated Department Stores, Inc. and May Department Stores Co., both of whom were leading department store chains and significant Levi’s® and Dockers® brand customers in 2005. This trend in consolidation may continue. Consolidation in the retail industry typically results in store closures, centralized purchasing decisions, increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by retailers on inventory management and productivity, any of which can, and have, adversely impacted our margins and ability operate efficiently.

Additionally, we believe that our customers are subject to the fluctuations in general economic cycles that diminish consumer spending which in turn affects their performance and our business and relationship with them.

A decision by a major customer, for any reason, to decrease its purchases from us, to reduce the floor space, assortments, fixtures or advertising for our products or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, while we have long-standing customer relationships, we do not have long-term contracts with any of our customers. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time.

To grow our business, we must increase brand awareness and sales to female consumers and younger consumers.

In the United States, our Levi’s® and Dockers® brand sales are weighted towards male consumers 35 years and older. This is due partly to the aging of our traditional consumer, the baby boomer generation, as well as the presence in the market of multiple brands that appeal to younger consumers. We are striving to increase our sales among women and younger consumers. If we are not successful in driving increased sales with these consumers, our results of operations and our ability to grow will be adversely affected.

Our inability to revitalize our business in certain markets or product lines could harm our financial results.

Given the global reach and nature of our business and the breadth of our product lines, we may experience business declines in certain markets even while experiencing growth in others. For example, our Signature by Levi Strauss & Co.tm business declined significantly in 2007 and 2006, attributable to a variety of factors, primarily U.S. mass channel retailers’ efforts to expand their private-label offerings. In addition, the mature markets in our Asia Pacific, such as Japan and Korea, region are experiencing challenges. Declines in these areas impact our overall business performance despite growth in other areas such as Europe, and the cumulative effect of these declines could adversely affect our results of operations. Although we have taken, and continue to take, product, marketing, distribution and organizational actions to reverse such declines, if our actions are not successful on a sustained basis, our results of operations and our ability to grow may be adversely affected.

During the past several years, we have experienced significant changes in senior management. The success of our business depends on our ability to attract and retain qualified and effective senior management and board leadership.

We have had substantial change in our senior management team. Our new president and chief executive officer, R. John Anderson, assumed his position in November 2006. In October 2006, we promoted the president of our U.S. Levi’s® business to also serve as president of our North America region, and we named a new leader of our Asia Pacific region. In February 2007, we filled the position of president of our European region, which had been vacant for a year. We replaced our senior human resources executive in June 2007. Robert D. Haas stepped down as our Chairman of the Board at our recent annual stockholders’ meeting and board member Gary Rogers took his place in that role. Continuing changes in our senior management group and board leadership could have an adverse effect on our ability to determine and implement our strategies and on our results of operations.

Increasing the number of company-operated stores will require us to develop new capabilities and increase our expenditures.

We plan to continue to expand the number of company-operated retail stores dedicated to our brands. Although we currently operate 200 retail stores, we are primarily a wholesaler and an increase in the number of company-operated stores will require us to further develop our retailing skills and capabilities. We will be required to enter into additional leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy. We must find ways to maintain or increase the consumer traffic to our existing and new company-operated stores. We must also offer a broad product assortment (especially women’s and tops), appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. Finally, we will need to hire and train additional qualified employees and incur additional costs to operate these stores, which will increase our operating expenses. These factors, including those relating to securing retail space and management talent, are exacerbated by the fact that many of our competitors either have large company-operated retail operations today or are seeking to expand substantially their retail presence.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including replacing legacy systems with successor systems, making changes to legacy systems and acquiring new systems with new functionality. For example, we are implementing an SAP enterprise resource planning system, which we have been implementing in Asia Pacific since 2006 and plan to have implemented in the United States and our global sourcing organization in Spring 2008. This implementation subjects us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source approximately 95% of our products from independent contract manufacturers who purchase fabric and other raw materials and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, we may experience capability-building and infrastructure challenges as we expand our sourcing to new contractors in Asia Pacific.

Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A contractor’s failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers. In addition, any interference with our ability to receive shipments from those contractors, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

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

We generated approximately 42% of our net revenues from our European and Asia Pacific businesses in 2007 and 2006. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States;

•	less protective foreign laws relating to intellectual property; and

•	political, economic and social instability.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. In addition, we engage in hedging activities to manage our foreign currency exposures resulting from certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. However, our earnings may be subject to volatility since we do not fully hedge our foreign currency exposures and we are required to record in income the changes in the market values of our exposure management instruments that do not qualify for hedge accounting treatment. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations, and foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects.

Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anti-corruption, including but not limited to the Foreign Corrupt Practices Act which prohibits giving anything of value intended to influence the awarding of government contracts. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business.

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

Most of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.

In North America, most of our distribution employees are covered by various collective bargaining agreements, and outside North America, most of our production and distribution employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees could harm our business and reputation.

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

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other proprietary intellectual property, and we may not be able to successfully resolve those claims. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.

We have substantial liabilities and cash requirements associated with postretirement benefits, pension and deferred compensation plans, and with our restructuring activities.

Our postretirement benefits, pension, and deferred compensation plans, and our restructuring activities result in substantial liabilities on our balance sheet. In addition, these plans and activities have and will generate substantial cash requirements for us. These liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

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

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the credit ratings and trading price of our debt securities.

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ending November 30, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. The report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Beginning with our Annual Report for the year ending November 29, 2009, our independent registered public accounting firm will also be required to issue a report on their evaluation of the effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of the relevant period. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities, negatively affect our credit rating, and affect our ability to borrow funds on favorable terms.

Risks Relating to Our Debt

We have debt and interest payment requirements at a level that may restrict our future operations.

As of November 25, 2007, we had approximately $2.0 billion of debt, of which all but approximately $250 million was unsecured, and we had approximately $368.6 million of additional borrowing capacity under our senior secured revolving credit facility. Our substantial debt requires us to dedicate a major portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. It could also have important adverse consequences to holders of our securities. For example, it could:

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

In addition, borrowings under our senior secured revolving credit facility are at variable rates of interest. Our unsecured term loan also bears interest at a variable rate. As a result, increases in market interest rates would require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations and affect the trading price of our debt securities. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.

Restrictions in our notes indentures, unsecured term loan and senior secured revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

The indentures relating to our senior unsecured notes, our Yen-denominated Eurobonds, our unsecured term loan and our senior secured revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.

If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our debt securities, which could force us to sell assets or use cash that we were planning to use elsewhere in our business.

We conduct our international operations through foreign subsidiaries, and therefore we depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations. We only receive the cash that remains after our foreign subsidiaries satisfy their obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit cash to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us. If those subsidiaries are unable to pass on the amount of cash that we need, we will be unable to make payments on our debt obligations, which could force us to sell assets or use cash that we were planning on using elsewhere in our business, which could hinder our operations and affect the trading price of our debt securities.

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

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate five manufacturing-related facilities abroad and 12 distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 25, 2007, is summarized in the following table:

Location	Primary Use	Leased/Owned

North America
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Naucalpan, Mexico	Distribution	Leased
Europe
Heusenstamm, Germany	Distribution	Owned
Kiskunhalas, Hungary	Manufacturing and Finishing	Owned
Milan, Italy	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased
Warsaw, Poland	Distribution	Leased
Northhampton, U.K	Distribution	Owned
Sabadell, Spain	Distribution	Leased
Asia Pacific
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned
Dongguan, China	Manufacturing	Leased	(1)
Hiratsuka Kanagawa, Japan	Distribution	Owned	(2)
Makati, Philippines	Manufacturing	Leased

(1)	A third party operates production activities for us in this facility.

(2)	Owned by our 84%-owned Japanese subsidiary.

Our global headquarters and the headquarters of our North America region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. As of November 25, 2007, we also leased or owned 104 administrative and sales offices in 40 countries, as well as leased a small number of warehouses in four countries. We own or lease several facilities that are no longer in operation that we are working to sell or sublease.

In addition, as of November 25, 2007, we had 200 company-operated retail and outlet stores in leased premises in 22 countries. We had 73 stores in the North America region, 71 stores in the Europe region and 56 stores in the Asia Pacific region. In 2007, we opened 67 company-operated stores and closed five stores.

Item 3.	LEGAL PROCEEDINGS

Wrongful termination litigation.  On April 14, 2003, two former employees of our tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that we manipulated tax reserves to inflate reported income and that we fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, our financial statements for several years violated generally accepted accounting principles in the United States and Securities and Exchange Commission (“SEC”) regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in our paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by us to withhold information concerning these matters from our independent registered public accounting firm and the Internal Revenue Service (“IRS”), that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

On December 7, 2004, plaintiffs requested and we agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. Trial of plaintiffs’ Sarbanes-Oxley Act claim, plaintiffs’ defamation claim and our counter-claims is currently set for May 27, 2008.

We are vigorously defending these cases and are pursuing our related cross-complaint against the plaintiffs in the state case. We do not expect this litigation to have a material impact on our financial condition, results of operations or cash flows.

Class actions securities litigation.  On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against us, a former chief executive officer, a former chief financial officer, a former corporate controller, our former and current directors and financial institutions alleged to have acted as our underwriters in connection with our April 6, 2001, and June 16, 2003, registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

The action purports to be brought on behalf of purchasers of our bonds who made purchases pursuant or traceable to our prospectuses dated March 8, 2001, or April 28, 2003, or who purchased our bonds in the open market from January 10, 2001, to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our SEC filings and other public statements. Specifically, the action alleges that certain of our financial statements and other public statements during this period materially overstated our net income and other financial results and were otherwise false and misleading, and that our public disclosures omitted to state that we made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of our bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On May 26, 2004, the court related this action to the federal wrongful termination action discussed above, such that each action is pending before the same judge. On July 15, 2004, we filed a motion to dismiss this action. On

September 11, 2007, in the matter In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW, pending before the United States District Court for the Northern District of California, San Jose Division, the Court dismissed the Section 10(b) and 20(a) claims and dismissed the tax fraud aspects of the Section 11 and 15 claims. The Court also limited the plaintiff class on the Section 11 and 15 claims by eliminating from the class those bondholders who purchased the bonds in private offerings and then exchanged them for registered bonds in the subsequent exchange offer. Plaintiffs filed an amended complaint with respect to the tax-fraud claims January 14, 2008, and we stipulated with the plaintiffs that our response will be due on or before March 21, 2008, subject to court approval.

We are vigorously defending this case. We cannot currently predict the impact, if any, that this action may have on our financial condition, results of operations or cash flows.

Other litigation.  In the ordinary course of business, we have various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any of these pending legal proceedings that will have a material impact on our financial condition, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended November 25, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Miriam L. Haas, Peter E. Haas, Jr., Robert D. Haas and F. Warren Hellman, three of whom are also directors. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders, who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

Our common stock and the voting trust certificates are not publicly held or traded. All shares and the voting trust certificates are subject to a stockholders’ agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and back to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity. The scheduled expiration date of the stockholders’ agreement is five years later than that of the voting trust agreement in order to permit an orderly transition from effective control by the voting trust trustees to direct control by the stockholders.

As of February 1, 2008, there were 177 record holders of voting trust certificates. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

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

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended November 25, 2007.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, in 2007, and KPMG LLP, an independent registered public accounting firm, for 2006, 2005, 2004 and 2003. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements for 2007, 2006 and 2005 and the related notes to those consolidated financial statements, included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	November 25,	November 26,	November 27,	November 28,	November 30,
	2007	2006	2005	2004	2003
		(Dollars in thousands)

Statements of Operations Data:
Net sales	$4,266,108	$4,106,572	$4,150,931	$4,093,615	$4,106,452
Licensing revenue	94,821	86,375	73,879	57,117	43,973

Net revenues	4,360,929	4,192,947	4,224,810	4,150,732	4,150,425
Cost of goods sold	2,318,883	2,216,562	2,236,962	2,288,406	2,516,521

Gross profit	2,042,046	1,976,385	1,987,848	1,862,326	1,633,904
Selling, general and administrative expenses	1,386,547	1,348,577	1,381,955	1,367,604	1,231,546
Restructuring charges, net	14,458	14,149	16,633	133,623	89,009

Operating income	641,041	613,659	589,260	361,099	313,349
Interest expense	215,715	250,637	263,650	260,124	254,265
Loss on early extinguishment of debt	63,838	40,278	66,066	—	39,353
Other (income) expense, net	(14,138)	(22,418)	(23,057)	5,450	51,023

Income (loss) before taxes	375,626	345,162	282,601	95,525	(31,292)
Income tax (benefit) expense(1)	(84,759)	106,159	126,654	65,135	318,025

Net income (loss)	$460,385	$239,003	$155,947	$30,390	$(349,317)

Statements of Cash Flow Data:
Cash flows from operating activities	$302,271	$261,880	$(43,777)	$199,896	$(190,650)
Cash flows from investing activities	(107,277)	(69,597)	(34,657)	(12,930)	(84,484)
Cash flows from financing activities	(325,534)	(155,228)	23,072	(32,120)	349,096
Balance Sheet Data:
Cash and cash equivalents	$155,914	$279,501	$239,584	$299,596	$143,445
Working capital	647,256	805,976	657,374	609,072	778,311
Total assets	2,850,666	2,804,065	2,804,134	2,884,749	2,923,598
Total debt, excluding capital leases	1,960,406	2,217,412	2,326,699	2,323,888	2,316,429
Total capital leases	8,177	4,694	5,587	7,441	—
Stockholders’ deficit(2)	(398,029)	(994,047)	(1,222,085)	(1,370,924)	(1,393,172)
Other Financial Data:
Depreciation and amortization	$67,514	$62,249	$59,423	$62,606	$64,176
Capital expenditures	92,519	77,080	41,868	16,299	68,608

(1)	In January 2004, we revised the forecast we used in valuing our net deferred tax assets for 2003. Based on this revised long-term forecast, we increased our valuation allowance against deferred tax assets by $282.4 million for 2003.

In the fourth quarter of 2007, as a result of improvements in business performance and recent positive developments in an ongoing IRS examination, we reversed valuation allowances against our deferred tax assets for foreign tax credit carryforwards, as we believe that it is more likely than not that these credits will be utilized prior to their expiration.

(2)	Stockholders’ deficit primarily resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement. Funding for cash payments in the recapitalization was provided in part by cash on hand and in part from approximately $3.3 billion in borrowings under bank credit facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

We design and market jeans, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm (“Signature”) brands in mature and emerging markets around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear, home and other products.

Our business is operated through three geographic regions: North America, Europe and Asia Pacific. Our products are sold in over 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, as we both source and market our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute products under the Signature by Levi Strauss & Co.tm brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad. We also distribute our Levi’s® and Dockers® products through our online stores, and our Levi’s®, Dockers® and Signature products through 200 company-operated stores located in 22 countries, including the United States. These stores generated approximately 6% of our net revenues in 2007.

We derived nearly half of our net revenues and regional operating income from our European and Asia Pacific businesses in 2007. Sales of Levi’s® brand products represented approximately 73% of our total net sales in 2007. Pants, including jeans, casual pants and dress pants, represented approximately 87% of our total units sold in 2007, and men’s products generated approximately 72% of our total net sales.

Trends Affecting our Business

We believe the key marketplace factors affecting us include the following:

•	Apparel markets are mature in established markets such as the United States, western Europe, Japan and Korea due in part to demographic shifts and the existence of appealing discretionary purchase alternatives. Opportunities for major brands are increasing in rapidly growing emerging markets such as India and China.

•	Brand and product proliferation continues around the world as companies compete with increased numbers of differentiated brands and products targeted for specific consumer and retail segments. In addition, the ways of marketing these brands are changing to new mediums, challenging the effectiveness of more mass-market approaches such as television advertising.

•	Wholesaler/retailer dynamics are changing as retailers continue to consolidate and as our wholesale customers build competitive exclusive or private-label offerings. In addition, traditional wholesalers increasingly are investing in their own retail store distribution network.

•	More competitors are seeking growth globally and are raising the competitiveness of the international markets in which we already have an established presence.

•	Quality low-cost sourcing alternatives continue to emerge around the world, resulting in pricing pressure and minimal barriers to entry for new competitors. In addition, these sourcing alternatives enable competitors that attract consumers with a constant flow of competitively-priced new products that reflect the newest styles and bring additional pressure on traditional wholesalers and retailers to shorten their lead-times and become more responsive to trends.

•	Continued pressures in the U.S. housing market, interest rates and energy prices are impacting consumer discretionary spending, creating a challenging retail environment for us and our customers.

•	The global nature of our business exposes us to earnings volatility resulting from exchange rate fluctuations.

These factors contribute to a market environment of intense competition, constant product innovation and continuing cost pressure throughout the supply chain from manufacturer to consumer. We believe we have the right strategies, capabilities and team in place to address both our challenges and our opportunities in the current competitive environment.

Our 2007 Results

Our 2007 results reflect continued growth, operating cash flow generation and debt reduction:

•	Net revenues. Our consolidated net revenues increased by 4% on a reported basis and 1% excluding the benefit of favorable foreign currency exchange rates as compared to the prior year, reflecting growth in our Asia Pacific and Europe regions and stability in our North America region. Growth in our emerging markets such as China and India, across Europe, and in our U.S. Levi’s® brand, all of which are reflecting incremental sales from dedicated stores, drove the increase. Our consolidated growth was stronger in the first half of the year but slowed in the second half as our North America region was impacted by an increasingly challenging retail environment.

•	Operating income. Our operating income increased $27 million from the prior year, primarily due to our recording of a higher postretirement benefit plan curtailment gain in 2007 as compared to 2006. Our gross margin and operating margin remained strong at 47% and 15%, respectively, while we continued to invest in the expansion of our retail network and in the implementation and upgrade of our information technology systems.

•	Net income. Net income grew 93% to $460 million as compared to the prior year. Due to improvements in business performance and recent positive developments in an ongoing IRS examination, we recorded a non-recurring, non-cash reversal of deferred tax asset valuation allowances totaling approximately $215 million against our foreign tax credit carryforwards. Additionally, we had lower interest expense resulting from our debt refinancing activities in 2006 and 2007.

•	Cash flows. Cash flows provided by operating activities were $302 million in 2007 as compared to $262 million in 2006. The increase primarily reflects continued discipline in our working capital management. We used cash on hand to reduce our debt in the second and fourth quarters of 2007, and we have continued to invest in information technology systems and retail expansion.

•	Debt reduction. In fiscal year 2007, we completed two debt refinancing actions by refinancing our outstanding $380 million floating rate notes due 2012 through borrowings under a new senior unsecured term loan and use of cash on hand in April 2007, and by repurchasing more than 95% of our outstanding $525 million 12.25% senior notes due 2012 through borrowings under an amended and restated senior secured revolving credit facility and use of cash on hand in October 2007. These actions, along with refinancing actions undertaken in 2006, significantly contributed to a reduction in our weighted-average interest rate from 10.23% for 2006 to 9.59% for 2007 and reduced our gross debt balance by more than $250 million.

Our Objectives

Our key objectives are to strengthen our brands globally in order to sustain profitable growth, continue to generate strong cash flow and further reduce our debt. Critical strategies to achieve this include driving continued product and marketing innovation, driving sales growth through enhancing relationships with wholesale customers and expanding our dedicated store network, and enhancing productivity through systems improvements, optimizing the cost of our products without sacrificing quality, and continuing our disciplined working capital management. We are cautious in 2008 given the current economic environment.

Financial Information Presentation

Fiscal year.  Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2007, 2006 and 2005 fiscal years consisted of 52 weeks ending on November 25, 2007, November 26, 2006, and November 27, 2005, respectively. Each quarter of fiscal years 2007, 2006 and 2005 consisted of 13 weeks.

Segments.  Our business in 2007 was organized into three geographic regions: North America, Europe and Asia Pacific. As a result of establishing a new North America organization in late 2006, we changed our reporting segments in the first quarter of 2007 to align with the new operating structure; results for our U.S. Levi’s®, Dockers® and Signature brands, and our Canada and Mexico business, are included in our North America segment. In addition, we began including in the North America segment certain staff costs previously included in corporate expense. Segment disclosures contained in this Form 10-K conform to the new presentation for all reporting periods.

Effective as of the beginning of 2008, our reporting segments were revised as follows: our Latin America market moved to our North America region which is being renamed as the Americas region as a result of the change, and our Turkey, Middle East and North Africa markets moved to Europe; all of these markets were previously managed by our Asia Pacific region. Future financial reporting will reflect these and any subsequent segment changes.

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and of direct sales to consumers at both our company-operated and online stores. It includes allowances for estimated returns, discounts, and promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees.

•	Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead, and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling, and other activities associated with our distribution network.

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

2007 compared to 2006

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 25,	November 26,
			%	2007	2006
	November 25,	November 26,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,266.1	$4,106.5	3.9%	97.8%	97.9%
Licensing revenue	94.8	86.4	9.8%	2.2%	2.1%

Net revenues	4,360.9	4,192.9	4.0%	100.0%	100.0%
Cost of goods sold	2,318.9	2,216.5	4.6%	53.2%	52.9%

Gross profit	2,042.0	1,976.4	3.3%	46.8%	47.1%
Selling, general and administrative expenses	1,386.5	1,348.6	2.8%	31.8%	32.2%
Restructuring charges, net	14.5	14.1	2.2%	0.3%	0.3%

Operating income	641.0	613.7	4.5%	14.7%	14.6%
Interest expense	215.7	250.6	(13.9)%	4.9%	6.0%
Loss on early extinguishment of debt	63.8	40.3	58.5%	1.5%	1.0%
Other income, net	(14.1)	(22.4)	(36.9)%	(0.3)%	(0.5)%

Income before income taxes	375.6	345.2	8.8%	8.6%	8.2%
Income tax (benefit) expense	(84.8)	106.2	(179.8)%	(1.9)%	2.5%

Net income	$460.4	$239.0	92.6%	10.6%	5.7%

Consolidated net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 25,	November 26,	As	Constant
	2007	2006	Reported	Currency
		(Dollars in millions)

Net revenues:
North America	$2,541.3	$2,533.5	0.3%	0.1%
Europe	1,016.2	898.0	13.2%	3.8%
Asia Pacific	804.6	761.4	5.7%	2.9%
Corporate	(1.2)	—	—	—

Total net revenues	$4,360.9	$4,192.9	4.0%	1.4%

Consolidated net revenues increased on both reported and constant currency bases for the year ended November 25, 2007, as compared to the prior year. Reported amounts were affected favorably by changes in foreign currency exchange rates, particularly in Europe.

North America.  On both reported and constant currency bases, net revenues in North America were stable as compared to the prior year. Changes in foreign currency exchange rates did not affect net revenues significantly.

We faced a challenging retail environment in North America in 2007 as growth in the first half of the year was offset by declines in the second half. Net revenues increased for the U.S. Levi’s® brand, our largest business, primarily driven by growth in the men’s category, particularly Red Tabtm products, and increased sales in our retail network, primarily from new company-operated stores; these increases were partially offset by a decline in the women’s business. Net revenues for the U.S. Dockers® brand grew slightly due to higher sales of women’s products driven by favorable customer response to our seasonal and fashion products; the men’s business was stable with growth in the first half of the year partially offset by declines in the second half due to market conditions, particularly the impact of retail consolidation and the loss of a customer early in the year. Increases in both U.S. Levi’s® and U.S. Dockers® brands were partially offset by higher sales allowances and discounts as compared to the prior-year to clear seasonal inventories and to support our customers, including promotional programs. We also had continued net revenue declines for the U.S. Signature brand.

Europe.  Net revenues in Europe increased on both reported and constant currency bases. Changes in foreign currency exchange rates affected net revenues favorably by approximately $84 million.

Net revenues increased on a constant currency basis in both our retail and wholesale channels, led by increased sales in the Levi’s® brand, partially offset by the reduction in sales volume related to the withdrawal of Signature brand products in the second quarter of 2007. Increased sales in our dedicated store network, both from company-operated and franchised stores, and a higher proportion of premium-priced products, particularly Levi’s® Red Tabtm products, were key contributors to the net sales increase. We exited the Signature brand in Europe after the Spring 2007 season due to limited expansion opportunities in the value channel in Europe and to focus on our Levi’s® and Dockers® brands.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant currency bases. Changes in foreign currency exchange rates affected net revenues favorably by approximately $21 million.

Net revenues increased on a constant currency basis primarily due to growth in our Levi’s® brand. Dedicated stores continued to drive growth in the region with the addition of company-operated and franchised stores. Net sales were strong in most markets, with growth particularly concentrated in our emerging markets. Certain of our mature markets continue to be challenging, primarily due to the persistence of high inventories held by our wholesale customers that reduced their demand for additional Levi’s® products.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
			%
	November 25,	November 26,	Increase
	2007	2006	(Decrease)
	(Dollars in millions)

Net revenues	$4,360.9	$4,192.9	4.0%
Cost of goods sold	2,318.9	2,216.5	4.6%

Gross profit	$2,042.0	$1,976.4	3.3%

Gross margin	46.8%	47.1%	(0.3	) pp

Our gross margin decreased slightly for the year ended November 25, 2007, as compared to the prior year. Gross margins declined in North America and Asia Pacific, and increased in Europe. In North America, gross margin was impacted primarily by higher sales allowances and discounts as described above. In Asia Pacific, gross margin was impacted primarily by higher inventory markdown activity and higher sales of closeout products due to high inventory at retail. In Europe, the increase in gross margin was primarily due to lower sourcing costs and the increase in net sales from company-operated stores. The increase in consolidated gross profit was primarily driven by changes in foreign currency exchange rates.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 25,	November 26,
			%	2007	2006
	November 25,	November 26,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$370.6	$303.2	22.2%	8.5%	7.2%
Advertising and Promotion	277.0	285.3	(2.9)%	6.4%	6.8%
Administration	302.0	334.7	(9.8)%	6.9%	8.0%
Postretirement benefit plan curtailment gains	(52.8)	(29.0)	81.7%	(1.2)%	(0.7)%
Other	489.7	454.4	7.8%	11.2%	10.8%

Total SG&A	$1,386.5	$1,348.6	2.8%	31.8%	32.2%

Total SG&A expenses increased $37.9 million for the year ended November 25, 2007, as compared to the prior year. Changes in foreign currency exchange rates contributed approximately $44 million to the increase in SG&A expenses.

Selling.  Selling expenses increased across all business segments, primarily reflecting higher selling costs associated with additional company-operated stores and our business growth in Asia Pacific.

Advertising and promotion.  The decrease in advertising and promotion expenses primarily reflects a decrease in spending, primarily television media, in North America, particularly in the fourth quarter, in line with the region’s net revenue declines in the second half of the year. This decrease was partially offset by an increase in media campaign spending in Europe.

Administration.  Administration expenses include corporate expenses and other administrative charges. These expenses decreased as compared to prior year due to a reduction in accruals for our annual and long-term incentive compensation programs due to business performance below our internally-set objectives. Additionally, administrative expenses decreased due to the accrual in 2006 of severance and transition expenses related to changes in senior management. These decreases were partially offset by increases in other administrative expenses, primarily certain severance costs in Asia Pacific and Europe and higher costs associated with planning for our SAP implementation in the United States and our global sourcing organization in 2008.

Postretirement benefit plan curtailment gains.  During the third quarter of 2006 and first quarter of 2007, we recorded postretirement benefit plan curtailment gains of $29.0 million and $25.3 million, respectively, associated with the closure of our Little Rock, Arkansas, distribution facility. During the second half of 2007, we recorded a postretirement benefit plan curtailment gain of $27.5 million associated with the voluntary termination of certain distribution center employees in North America resulting from the new labor agreement we entered into with the union that represents many of our distribution-related employees in North America. For more information, see Note 11 to our audited consolidated financial statements included in this report.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs increased as compared to prior year primarily reflecting higher distribution costs related to the separation and buyout costs of the voluntary termination of certain distribution center employees in North America and the growth in net revenues in the period. These costs also increased due to higher marketing expenses in support of revenue growth.

Restructuring charges, net

Restructuring charges, net, increased to $14.5 million for the year ended November 25, 2007, from $14.1 million for the prior year. The 2007 amount primarily consisted of asset impairment of $9.1 million and severance charges of $4.3 million recorded in association with the planned closure of our distribution center in Germany. The 2006 amount primarily consisted of severance charges associated with the closure of our Little Rock, Arkansas, distribution center, headcount reductions in Europe and additional lease costs associated with exited facilities in the United States.

Operating income

The following table shows operating income by reporting segment and the significant components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
					November 25,		November 26,
			%		2007		2006
	November 25,	November 26,	Increase		% of Net		% of Net
	2007	2006	(Decrease )		Revenues		Revenues
	(Dollars in millions)

Operating income:
North America	$392.3	$401.9	(2.4)%		15.4%		15.9%
Europe	220.6	192.4	14.7%		21.7%		21.4%
Asia Pacific	122.5	142.6	(14.1)%		15.2%		18.7%

Total regional operating income	735.4	736.9	(0.2)%		16.9	%*	17.6	%*

Corporate:
Restructuring charges, net	14.5	14.1	2.2%		0.3	%*	0.3	%*
Postretirement benefit plan curtailment gains	(52.8)	(29.0)	81.7%		(1.2	)%*	(0.7	)%*
Other corporate staff costs and expenses	132.7	138.1	(3.9)%		3.0	%*	3.3	%*

Total corporate	94.4	123.2	(23.4)%		2.2	%*	2.9	%*

Total operating income	$641.0	$613.7	4.5%		14.7	%*	14.6	%*

Operating margin	14.7%	14.6%	0.1	pp

*	Percentage of consolidated net revenues

Regional operating income.  The following describes the changes in operating income by reporting segment for the year ended November 25, 2007, as compared to the prior year:

•	North America. Operating income decreased primarily due to the region’s lower wholesale gross margin, which resulted primarily from higher sales allowances and discounts to clear seasonal inventories, and the decrease in net sales of our U.S. Signature brand. These decreases were partially offset by the increase in net sales of our U.S. Levi’s® brand, reflecting increased sales in our retail network, and a decrease in SG&A expenses as a percentage of net revenues, as the decrease in advertising spending more than offset increases reflecting our retail expansion and planning for our SAP implementation in 2008.

•	Europe. Operating income increased primarily due to the favorable impact of changes in foreign currency exchange rates and the region’s net revenue growth. Operating margin increased slightly as the region’s gross margin improvements were partially offset by an increase in SG&A expenses as a percentage of net revenues. This SG&A increase primarily reflected our continued investment in company-operated retail expansion and the increase in advertising.

•	Asia Pacific. Operating income decreased primarily due to the declines in net sales and gross margins in certain mature markets due primarily to higher inventory markdown activity and higher sales of closeout products. For the remainder of the region, operating income increases primarily due to increases in net sales were offset primarily by continued investment in the expansion of our dedicated store network.

Corporate.  Corporate expense is comprised of restructuring charges, net, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs.

Postretirement benefit plan curtailment gain in both periods relates to the closure of our Little Rock, Arkansas, distribution center, and with respect to the 2007 period, the voluntary termination of certain distribution center employees in North America. For more information, see Note 11 to our audited consolidated financial statements included in this report.

Other corporate staff costs and expenses decreased as compared to prior year primarily due to reductions in long-term incentive compensation expense and executive severance and transition costs. These decreases were partially offset by certain severance costs in Asia Pacific and Europe, the accrual of distribution expenses related to the separation and buyout costs of the voluntary termination of certain distribution center employees in North America, increases in other corporate staff costs primarily associated with increased investment in our information technology systems, and a reduction in our workers’ compensation liability reversals.

Corporate expenses in 2007 and 2006 include amortization of prior service benefit of $45.7 million and $55.1 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003, and workers’ compensation reversals of $8.1 million and $13.8 million, respectively. We will continue to amortize the prior service benefit; however, we do not expect material workers’ compensation reversals in the future.

Interest expense

Interest expense decreased 13.9% to $215.7 million for the year ended November 25, 2007, from $250.6 million in the prior year. Lower debt levels and lower average borrowing rates in 2007, which resulted primarily from our refinancing and debt reduction activities in 2007 and 2006, caused the decrease.

The weighted-average interest rate on average borrowings outstanding for 2007 was 9.59% as compared to 10.23% for 2006. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Loss on early extinguishment of debt

For the year ended November 25, 2007, we recorded a loss of $63.8 million on early extinguishment of debt primarily as a result of our redemption of our floating rate senior notes due 2012 during the second quarter of 2007 and our repurchase of $506.2 million of the outstanding $525.0 million of our 12.25% senior notes due 2012 during the fourth quarter of 2007. The 2007 losses were comprised of prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses of approximately $46.7 million and the write-off of approximately $17.1 million of unamortized capitalized costs and debt discount.

For the year ended November 26, 2006, we recorded losses of $40.3 million on early extinguishment of debt primarily as a result of our prepayment in March 2006 of the remaining balance of our term loan of approximately $488.8 million, the amendment in May 2006 of our senior secured revolving credit facility and open market repurchases of $50.0 million of our 2012 senior unsecured notes in November 2006. The 2006 losses were comprised of prepayment premiums and other fees and expenses of approximately $23.0 million and the write-off of approximately $17.3 million of unamortized capitalized costs. For more information, see Note 5 to our audited consolidated financial statements included in this report.

Other income, net

Other income, net, primarily consists of foreign exchange management activities and transactions as well as interest income. For the year ended November 25, 2007, other income decreased to $14.1 million from $22.4 million for the prior year. The decrease primarily reflects the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against major foreign currencies including the Euro, the Canadian Dollar and the Japanese Yen.

Income tax (benefit) expense

Income tax (benefit) expense was $(84.8) million for the year ended November 25, 2007, compared to $106.2 million for the prior year. The effective tax rate was (22.6)% for the year ended November 25, 2007, compared to 30.8% for the prior year. The decrease in the effective tax rate for 2007 as compared to 2006 was primarily driven by a reduction in tax expense of approximately $206.8 million due primarily to the non-recurring, non-cash reversal of valuation allowances of $215.3 million during the fourth quarter of 2007 against our deferred tax assets for foreign tax credit carryforwards. As a result of improvements in business performance and recent positive developments in an ongoing IRS examination, we believe that it is more likely than not that these credits will be utilized prior to their expiration. The income tax expense of $106.2 million in 2006 included a non-recurring, non-cash benefit of $31.5 million relating to a reduction in the overall residual U.S. tax expected to be imposed upon a repatriation of unremitted foreign earnings attributable to a change in the ownership structure of certain of our foreign affiliates.

Net income

Net income increased to $460.4 million for year ended November 25, 2007, from $239.0 million for the prior year primarily due to the $206.8 million net tax benefit recorded during 2007. Lower interest expense and the higher postretirement benefit plan curtailment gain as compared to the prior year also contributed to the increase.

2006 compared to 2005

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 26,	November 27,
			%	2006	2005
	November 26,	November 27,	Increase	% of Net	% of Net
	2006	2005	(Decrease )	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,106.5	$4,150.9	(1.1)%	97.9%	98.3%
Licensing revenue	86.4	73.9	16.9%	2.1%	1.7%

Net revenues	4,192.9	4,224.8	(0.8)%	100.0%	100.0%
Cost of goods sold	2,216.5	2,236.9	(0.9)%	52.9%	52.9%

Gross profit	1,976.4	1,987.9	(0.6)%	47.1%	47.1%
Selling, general and administrative expenses	1,348.6	1,382.0	(2.4)%	32.2%	32.7%
Restructuring charges, net of reversals	14.1	16.6	(15.1)%	0.3%	0.4%

Operating income	613.7	589.3	4.1%	14.6%	13.9%
Interest expense	250.6	263.6	(4.9)%	6.0%	6.2%
Loss on early extinguishment of debt	40.3	66.1	(39.0)%	1.0%	1.6%
Other income, net	(22.4)	(23.0)	(2.6)%	(0.5)%	(0.5)%

Income before income taxes	345.2	282.6	22.2%	8.2%	6.7%
Income tax expense	106.2	126.7	(16.2)%	2.5%	3.0%

Net income	$239.0	$155.9	53.3%	5.7%	3.7%

Consolidated net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 26,	November 27,	As	Constant
	2006	2005	Reported	Currency
	(Dollars in millions)

Net revenues:
North America	$2,533.5	$2,505.4	1.1%	0.9%
Europe	898.0	990.2	(9.3)%	(8.3)%
Asia Pacific	761.4	729.2	4.4%	6.5%

Total net revenues	$4,192.9	$4,224.8	(0.8)%	(0.3)%

Consolidated net revenues were stable on both reported and constant currency bases for the year ended November 26, 2006, as compared to the prior year. Reported amounts were affected unfavorably by changes in foreign currency exchange rates in Europe and Asia Pacific.

North America.  On both reported and constant currency bases, net revenues in North America were stable as compared to the prior year. Changes in foreign currency exchange rates did not affect net revenues significantly.

Net revenues for the U.S. Levi’s® brand, our largest business, grew in 2006 despite the impact of retail consolidation. Net revenues in the men’s and women’s categories were stable in 2006, while the boys’ category grew as compared to prior year. New company-operated retail stores and a favorable wholesale sales mix reflecting a lower proportion of discounted products in line with our pricing and product strategy, were the primary factors driving the increase. Higher sales allowances to support our retailers and their promotion of our products partly offset the gross sales increase. Net revenues for the U.S. Dockers® brand increased from prior year, despite the impact of retail consolidation, due to growth in both our men’s and women’s categories. We successfully launched our wearing occasion strategy for men with products designed for work, weekend, dress and golf, introduced our Dockers® Collection line and increased our seasonal/fashion mix in the women’s category through an overhaul of the women’s product range. Net revenues for the U.S. Signature brand decreased from prior year primarily due to a decrease in the women’s category resulting from Wal-Mart Stores, Inc.’s allocation of more retail space to its private-label programs.

Europe.  Net revenues in Europe decreased on both reported and constant currency bases. Changes in foreign currency exchange rates affected net revenues unfavorably by approximately $10 million.

The decrease in net revenues occurred across all brands, primarily driven by lower demand for our products, especially in the first half of 2006, and our exit from certain retailers in line with our strategy to strengthen the premium positioning of the Levi’s® and Dockers® brands in Europe. Increased sales in our dedicated store network, primarily from company-operated retail stores during the year, partially offset the decrease. Net sales in the second half of 2006 were stable as compared to prior year, helped by favorable currency fluctuation and an improved product offering.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant currency bases. Changes in foreign currency exchange rates affected net revenues unfavorably by approximately $15 million.

Net revenues increased on a constant currency basis in most countries across the Asia Pacific region. Increased sales of Levi’s® brand products in both the men’s and women’s categories, the continued expansion of our dedicated store network, and an increase in licensing revenues drove the revenue increase. However, net revenues for Japan, the largest affiliate in the region, decreased due to a combination of a change in fashion trends, a weak advertising campaign and high inventory at our wholesale customers that primarily affected the second half of 2006. The decline in Japan was more than offset by growth in the rest of the region, including our emerging markets such as China and India, each of which nearly doubled its net sales over 2005.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
			%
	November 26,	November 27,	Increase
	2006	2005	(Decrease)
	(Dollars in millions)

Net revenues	$4,192.9	$4,224.8	(0.8)%
Cost of goods sold	2,216.5	2,236.9	(0.9)%

Gross profit	$1,976.4	$1,987.9	(0.6)%

Gross margin	47.1%	47.1%	—	pp

Gross profit and gross margin were flat relative to prior year. Gross margin increases resulting primarily from an increase in licensing revenue were offset primarily by a shift in the regional revenue contribution away from Europe, which has the highest average gross margin of all our regions, to North America, which has a lower gross margin.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 26,	November 27,
			%	2006	2005
	November 26,	November 27,	Increase	% of Net	% of Net
	2006	2005	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$303.2	$251.4	20.6%	7.2%	6.0%
Advertising and promotion	285.3	338.6	(15.7)%	6.8%	8.0%
Administration	334.7	326.2	2.6%	8.0%	7.7%
Postretirement benefit plan curtailment gain	(29.0)	—	—	(0.7)%	—
Other	454.4	465.8	(2.4)%	10.8%	11.0%

Total SG&A	$1,348.6	$1,382.0	(2.4)%	32.2%	32.7%

Total SG&A expenses decreased $33.4 million and as a percentage of net revenues for the year ended November 26, 2006, as compared to prior year. Changes in foreign currency exchange rates did not affect SG&A expenses significantly.

Selling.  Selling expense increased as compared to 2005, primarily reflecting additional selling costs in North America associated with new company-operated stores and to support growth in our Dockers® for women product line, and additional headcount in Asia Pacific to support our focus on emerging markets.

Advertising and promotion.  The decrease in advertising and promotion expenses primarily reflects lower media spending in Europe to bring the spend in line with our other business units. We continued to support our brands through a diverse mix of advertising and promotion initiatives; as a percentage of their net revenues, advertising and promotion expenses in our North America and Asia Pacific regions were consistent with prior year.

Administration.  Administration expenses include corporate expenses and other administrative charges. These expenses increased as compared to prior year primarily due to costs associated with the retirement of our former CEO, Mr. Philip A. Marineau, and the appointment of his successor, Mr. Anderson. These executive transition costs include $7.75 million in additional cash compensation and $5.4 million in non-cash pension curtailment loss in respect of our supplemental executive retirement plan resulting from the retirement of Mr. Marineau, and $3.8 million in additional cash compensation paid to Mr. Anderson upon his appointment as chief executive officer. A reduction in accruals for our annual incentive compensation program was offset by an increase in accruals for our long-term incentive compensation programs, for which performance is measured over multiple years.

Postretirement benefit plan curtailment gain.  In 2006 we recognized a $29.0 million gain related to the curtailment of the postretirement benefit plan associated with the closure of our Little Rock, Arkansas, distribution facility. For more information, see Note 11 to our audited consolidated financial statements included in this report.

Other.  Other SG&A costs include distribution, information resources, marketing costs, gain or loss on sale of assets and other operating income. These costs decreased primarily due to lower distribution costs in Europe as a result of lower sales volume and our prior restructuring actions, and a gain on the sale of our Nordic operations office in Europe, partially offset by an increase in information resources expense related to our implementation of SAP in our Asia Pacific region.

Restructuring charges, net

Restructuring charges, net, decreased to $14.1 million for the year ended November 26, 2006, from $16.6 million for the prior year. The 2006 amount primarily consisted of severance charges associated with the closure of the Little Rock, Arkansas, distribution center, headcount reductions in Europe related to consolidation of Nordic operations and our decision to stop selling the Signature brand in Europe, and additional lease costs associated with closed facilities in the United States. The 2005 amount primarily consisted of charges for severance and employee benefits for U.S. and Europe organizational changes in 2004.

Operating income

The following table shows operating income by reporting segment and the significant components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
					November 26,		November 27,
			%		2006		2005
	November 26,	November 27,	Increase		As% of Net		As% of Net
	2006	2005	(Decrease)		Revenues		Revenues
	(Dollars in millions)

Operating income:
North America	$401.9	$367.5	9.4%		15.9%		14.7%
Europe	192.4	213.1	(9.7)%		21.4%		21.5%
Asia Pacific	142.6	144.9	(1.6)%		18.7%		19.9%

Total regional operating income	736.9	725.5	1.6%		17.6	%*	17.2	%*

Corporate:
Restructuring charges, net	14.1	16.6	(14.9)%		0.3	%*	0.4	%*
Postretirement benefit plan curtailment gain	(29.0)	—	—		(0.7	)%*	0.0%
Other corporate staff costs and expenses	138.1	119.6	15.4%		3.3	%*	2.8	%*

Total corporate	123.2	136.3	(9.6)%		2.9	%*	3.2	%*

Total operating income	$613.7	$589.3	4.1%		14.6	%*	13.9	%*

Operating Margin	14.6%	13.9%	0.7	pp

*	Percentage of consolidated net revenues

Regional operating income.  The following describes the changes in operating income by reporting segment for the year ended November 26, 2006, as compared to the prior year:

•	North America. Operating income increased due primarily to the region’s higher gross margin, a decrease in SG&A expenses as a percentage of net revenues, and higher net sales. The increase in gross margin resulted primarily from product cost savings and lower inventory markdowns. SG&A expenses as a percentage of net revenues decreased as a reduction in the region’s information resources expense, reflecting a shift in spending from a regional to a global applications focus, and the decrease in annual incentive compensation expense more than offset higher selling expense primarily related to our opening additional company-operated retail stores.

•	Europe. The decrease in operating income was primarily attributable to lower net sales as the operating margin remained consistent with 2005. Higher selling expense related to the opening of additional company-operated retail stores was offset by lower advertising and promotion and distribution expenses.

•	Asia Pacific. Operating income decreased due to the substantial net sales decrease in Japan. For the remainder of the region, operating income increased due to higher net sales and licensing revenue, which more than offset higher SG&A expenses related to our opening additional company-operated retail stores, and other investment in the region to support sales growth, higher information systems costs related to the implementation of SAP and the unfavorable impact of foreign currency translation.

Corporate.  Corporate expense is comprised of restructuring charges, net, postretirement benefit plan curtailment gain, and other corporate expenses, including corporate staff costs.

Postretirement benefit plan curtailment gain relates to the closure of our Little Rock, Arkansas, distribution center. For more information, see Note 11 to our audited consolidated financial statements included in this report.

Other corporate staff costs and expenses increased as compared to prior year primarily due to incremental expenses incurred in connection with the retirement of Mr. Marineau and the appointment of Mr. Anderson as our chief executive officer. These costs also increased due to higher corporate information resources expense, reflecting a shift in spending from a regional to a global applications focus, and an increase in accruals for our long-term incentive compensation programs, for which performance is measured over multiple years. These increases were partially offset by an increase in periodic postretirement benefit plan income (resulting from the annual remeasurement of the plan at the beginning of the year) and lower expenses in our global sourcing organization.

Corporate expenses in 2006 and 2005 include amortization of prior service benefit of $55.1 million and $57.6 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003, and workers’ compensation reversals of $13.8 million and $21.1 million, respectively. We will continue to amortize the prior service benefit; however, we do not expect material workers’ compensation reversals in the future.

Interest expense

Interest expense decreased to $250.6 million for the year ended November 26, 2006, from $263.6 million in the prior year. The decrease was attributable to lower average debt balances and lower average borrowing rates.

The weighted-average interest rate on average borrowings outstanding for 2006 was 10.23% as compared to 10.51% for 2005. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Loss on early extinguishment of debt

For the year ended November 26, 2006, we recorded losses of $40.3 million on early extinguishment of debt primarily as a result of our prepayment in March 2006 of the remaining balance of our term loan of approximately $488.8 million, the amendment in May 2006 of our senior secured revolving credit facility and open market repurchases of $50.0 million of our 2012 senior unsecured notes in November 2006. The 2006 losses were comprised of prepayment premiums and other fees and expenses of approximately $23.0 million and the write-off of approximately $17.3 million of unamortized capitalized costs.

For the year ended November 27, 2005, we recorded losses of $66.1 million on early extinguishment of debt primarily as a result of our repurchase of $372.1 million of our $450.0 million principal amount 2006 senior unsecured notes in January 2005, and repurchase and redemption of all of our outstanding $380.0 million and €125.0 million 2008 senior unsecured notes in March and April 2005. The 2005 losses were comprised of tender offer premiums and other fees and expenses of approximately $53.6 million and the write-off of approximately $12.5 million of unamortized capitalized costs and debt discount. For more information, see Note 5 to our audited consolidated financial statements included in this report.

Other income, net

Other income, net, primarily consists of foreign exchange management activities and transactions as well as interest income. For the year ended November 26, 2006, other income decreased to $22.4 million from $23.0 million for the prior year. The slight decrease primarily reflects the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against major currencies including the Euro and the Japanese Yen and an increase in interest income resulting from an increase in interest rates and higher average investment balances.

Income tax expense

Income tax expense was $106.2 million for the year ended November 26, 2006, compared to $126.7 million for the prior year. The effective tax rate was 30.8% for the year ended November 26, 2006, compared to 44.8% for the prior year. The decrease in the effective tax rate for 2006 as compared to 2005 was primarily driven by a modification of the ownership structure of certain of our foreign subsidiaries, which resulted in a reduction in the overall residual U.S. tax we expect to be imposed upon a repatriation of our unremitted foreign earnings. This change in ownership structure generated a non-recurring, non-cash reduction in tax expense of $31.5 million. The effective tax rate also decreased from 2005 as a result of our net reversal of valuation allowances totaling $28.7 million, which includes a $17.4 million benefit relating to state net operating loss carryforwards and a $13.8 million benefit relating primarily to net operating loss carryforwards and other foreign deferred tax assets in our European affiliates. Because of recent improvements in business performance and a more positive outlook, we believe it more likely than not that these deferred tax assets will be realized. The benefit of the reversal was partially offset by a $2.5 million increase in valuation allowance during the year relating to certain U.S. federal capital loss carryforwards.

Net income

Net income increased to $239.0 million for the year ended November 26, 2006, from $155.9 million for the prior year. The increase in 2006 was primarily due to the tax benefits related to the change in the ownership structure of certain foreign subsidiaries, the postretirement benefit plan curtailment gain, the reversal of deferred tax asset valuation allowances and lower losses on early extinguishment of debt. Lower interest expense also contributed to the increase.

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

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750.0 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The amended facility includes a $250.0 million term loan tranche. Upon repayment of this $250.0 million term loan tranche, the secured interest in the U.S. trademarks will be released. As of November 25, 2007, we had borrowings of $250.0 million under the trademark tranche and our total availability, based on other collateral levels as defined by the agreement, was approximately $447.2 million. We had no outstanding borrowings under the revolving tranche of the credit facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. As a result, unused availability was approximately $368.6 million as of November 25, 2007.

Under our senior secured revolving credit facility, we are required to meet a fixed charge coverage ratio of 1.0:1.0 when unused availability is less than $100.0 million. This covenant will be discontinued upon the repayment in full and termination of the trademark tranche described above and with the implementation of a liquidity reserve of $50 million, which implementation will reduce availability under our credit facility.

As of November 25, 2007, we had cash and cash equivalents totaling approximately $155.9 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $524.5 million.

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

The following table presents selected cash uses in 2007 and the related projected cash requirements for these items in 2008:

		Projected Cash
	Cash Used in	Requirements in
	2007	2008
	(Dollars in millions)

Interest(1)	$237	$160
Federal, foreign and state taxes (net of refunds)(2)	52	78
Postretirement health benefit plans	24	22
Capital expenditures(3)	93	133
Pension plans	13	16

Total selected cash requirements	$419	$409

(1)	Interest paid in 2007 includes accelerated interest payments related to the tender of our 12.25% senior notes due 2012. The significant decrease in projected interest payments in 2008 reflects our refinancing activities during 2007.

(2)	The increase in projected tax payments in 2008 primarily reflects increased U.S. federal income tax payments due to the utilization of federal net operating loss carryforwards in 2007.

(3)	The increase in projected capital expenditures in 2008 primarily reflects continued investment in company-operated retail stores in North America and costs associated with our global implementation of SAP.

The following table provides information about our significant cash contractual obligations and commitments as of November 25, 2007:

	Payments Due or Projected by Period
	Total	2008	2009	2010	2011	2012	Thereafter
			(Dollars in millions)

Contractual and Long-term Liabilities:
Short-term and long-term debt obligations(1)	$1,960	$81	$71	$—	$—	$108	$1,700
Interest(2)	1,067	160	153	151	151	150	302
Capital lease obligations	8	3	5	—	—	—	—
Operating leases(3)	519	101	89	81	73	65	110
Purchase obligations(4)	397	356	25	11	3	1	1
Postretirement obligations(5)	176	22	22	21	21	19	71
Pension obligations(6)	160	16	15	16	16	16	81
Long-term employee related benefits(7)	157	43	26	24	21	21	22

Total	$4,444	$782	$406	$304	$285	$380	$2,287

(1)	The terms of the trademark tranche of our credit facility require amortization payments of $71 million for each of 2008 and 2009 with the remaining balance due at maturity in 2012. Additionally, the 2008 amount includes short-term borrowings.

(2)	Interest obligations are computed using constant interest rates until maturity. The LIBOR rate as of November 25, 2007, was used for variable-rate debt.

(3)	Amounts reflect contractual obligations relating to our existing leased facilities as of November 25, 2007, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 — Properties.”

(4)	Amounts reflect estimated commitments of $311 million for inventory purchases and $86 million for human resources, advertising, information technology and other professional services.

(5)	The amounts presented in the table represent an estimate of our projected payments for the next ten years based on information provided by our plans’ actuaries. For more information, see Note 11 to our audited consolidated financial statements included in this report.

(6)	The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans’ actuaries. Our policy is to fund postretirement benefits as claims and premiums are paid. For more information, see Note 11 to our audited consolidated financial statements included in this report.

(7)	Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements, liabilities for long-term incentive plans and workers’ compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 15 to our audited consolidated financial statements included in this report.

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

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in millions)

Cash provided by operating activities	$302.3	$261.9	$(43.8)
Cash used for investing activities	(107.3)	(69.6)	(34.7)
Cash used for financing activities	(325.5)	(155.2)	23.1
Cash and cash equivalents	155.9	279.5	239.6

2007 as compared to 2006

Cash flows from operating activities

Cash provided by operating activities was $302.3 million for 2007, as compared to $261.9 million for 2006. The $40.4 million increase in the amount of cash provided by operating activities primarily reflects continued discipline in our working capital management. Cash use for inventories decreased — primarily in the fourth quarter of the year — driven by improved inventory management leading to leaner inventory levels and the later timing of inventory receipts for our Spring/Summer season as compared to prior year. Additionally, we reduced our pension plan funding and reduced income tax payments in foreign jurisdictions, while our October 2007 refinancing activities accelerated interest payments previously scheduled for the first quarter of 2008 into the fourth quarter of 2007.

Cash flows were also affected by a decrease in the amount of trade receivables collected during the first quarter of 2007, primarily due to: the earlier timing of sales recorded in the fourth quarter of 2006, as compared to the corresponding periods in prior year, when the later timing of sales recorded in the fourth quarter of 2005 led to the related collections during the first quarter of 2006; payments in 2007 for executive transition expenses accrued in 2006; and payments related to the separation and buyout costs of the voluntary termination in 2007 of certain distribution center employees in North America.

Cash flows from investing activities

Cash used for investing activities was $107.3 million for 2007 compared to $69.6 million for 2006. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with the SAP installation in our Asia Pacific region and, with respect to the 2007 period, the United States and our global sourcing organization.

Cash flows from financing activities

Cash used for financing activities was $325.5 million for 2007 compared to $155.2 million for 2006. Cash used for financing activities in 2007 primarily reflects our redemption in April 2007 of all of our floating rate notes due 2012 through borrowings under a new senior unsecured term loan and use of cash on hand, and the repurchase in October 2007 of over 95% of our outstanding 12.25% senior notes due 2012 through borrowings under an amended and restated senior secured revolving credit facility and use of cash on hand. Cash used for financing activities in 2006 primarily reflects repayment of our prior term loan in March 2006 through issuance of our 2016 notes and additional 2013 Euro notes.

2006 as compared to 2005

Cash flows from operating activities

Cash provided by operating activities of $261.9 million in 2006 increased by $305.7 million as compared to cash used for operating activities of $43.8 million in 2005. The increase was primarily driven by: an increase in net income adjusted to exclude non-cash transactions identified in the consolidated statements of cash flows; a decrease in trade receivables primarily due to the earlier timing of sales recorded in the fourth quarter of 2006, resulting in increased customer payments prior to year end; an increase in accounts payable and accrued liabilities due to improved payment terms with vendors, enabling longer payment cycles and resulting in a higher days payable outstanding ratio (in the prior year, we substantially expanded full package sourcing of our product from contract manufacturers who initially demanded very short payment terms); a reduction in funding of our deferred compensation plan’s rabbi trust, which is included in other non-current assets; decreased cash payments related to restructuring initiatives; and a substantial reduction in tax payments due to settlements in 2005 with the IRS relating to the closure of their audits of tax years 1986-1999.

Cash flows from investing activities

Cash used for investing activities was $69.6 million for 2006, compared to $34.7 million for 2005. Cash used in both periods primarily related to investments made in information technology systems associated with the installation of SAP in our Asia Pacific region and, for 2006, investments made in company-operated retail stores. The increase was partially offset by proceeds from the sale of property, plant and equipment related to the sale of our Nordic operations office in Europe during 2006 and the sale of assets related to restructuring activities in the United States and Europe in 2005.

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

Cash provided by financing activities for 2005 reflects our issuance of approximately $1.0 billion in unsecured notes during the period. The increase was largely offset by the repurchases and redemptions of $918.2 million in aggregate principal amount of our 2006 and 2008 notes, the payment of debt issuance costs of approximately $24.6 million and the full repayment upon maturity of the remaining principal outstanding under our customer service center equipment financing agreement of $55.9 million.

Indebtedness

As of November 25, 2007, we had fixed-rate debt of approximately $1.4 billion (71% of total debt) and variable-rate debt of approximately $0.6 billion (29% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate short-term and long-term debt principal payments are $81.2 million in 2008, $70.9 million in 2009, $108.3 million in 2012 and the remaining $1.7 billion in years after 2012.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.

Effects of Inflation

We believe that inflation in the regions where most of our sales occur has not had a significant effect on our net sales or profitability.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off-balance sheet arrangements and other.  There were no substantial changes from our 2006 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in 2007. We have contractual commitments for non-cancelable operating leases. For more information, see Note 7 to our audited consolidated financial statements included in this report. We have no other material non-cancelable guarantees or commitments.

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

Revenue recognition.  Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores. We recognize revenue on sale of product when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and incentives. Licensing revenues from the use of our trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

We generally recognize allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. We estimate non-volume-based allowances based on historical rates as well as customer and product-specific circumstances. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances. Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income.

Accounts receivable, net.  In the normal course of business, we extend credit to our wholesale and licensing customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

Inventory valuation.  We value inventories at the lower of cost or market value. Inventory cost is generally determined using the first-in first-out method. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. We estimate quantities of slow-moving and obsolete inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of disposition, and current consumer preferences. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

Income tax assets and liabilities.  We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, our management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

We provide for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future. During the fourth quarter of 2007, we concluded that basis differences, consisting primarily of undistributed foreign earnings, related to investments in certain foreign subsidiaries are considered to be permanently reinvested and therefore are no longer expected to reverse in the foreseeable future. We plan to utilize these earnings to finance the expansion and operating requirements of these subsidiaries.

We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our liabilities. We believe that our recorded tax liabilities are adequate to cover all open tax years based on our assessment of many factors including past experience and interpretations of the tax law. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that our view as to the outcome of these matters change, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.

Derivative and foreign exchange management activities.  We recognize all derivatives as assets and liabilities at their fair values. We may use derivatives and establish programs from time to time to manage currency exposures that are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The instruments that qualify for hedge accounting hedge our net investment position in certain of our foreign subsidiaries and through the first quarter of 2007 certain intercompany royalty cash flows. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other income, net” in the Company’s consolidated statements of income. The gains and losses on the instruments that qualify for hedge accounting treatment are recorded in the “Accumulated other comprehensive income (loss)” in our consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that do not qualify for hedge accounting are recorded in “Other income, net” in our consolidated statements of income.

Employee benefits and incentive compensation

Pension and Postretirement benefits.  We have several non-contributory defined benefit retirement plans covering eligible employees. We also provide certain health care benefits for U.S. employees who meet age, participation and length of service requirements at retirement. In addition, we sponsor other retirement or post-employment plans for our foreign employees in accordance with local government programs and requirements. We retain the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations. Any of these actions (including changes in actuarial assumptions and estimates), either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance.

As of November 25, 2007, we recognize either an asset or liability for any plan’s funded status in our consolidated balance sheets in accordance with Statement of Financial Accounting Standard (“SFAS”) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). (“SFAS 158”). We measure changes in funded status using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.

Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a bond pricing model that was tailored to the attributes of our pension and postretirement plans to determine the appropriate discount rate to use for our U.S. benefit plans. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries.

Employee incentive compensation.  We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. For our short-term plans, the amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Our long-term plans are intended to reward management for its long-term impact on our total earnings performance. Performance is measured at the end of a two- or three-year period based on our performance over the period measured against certain pre-established targets such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) or compound annual growth rates over the periods. We accrue the related compensation expense over the period of the plan and changes in the liabilities for these incentive plans generally correlate with our financial results and projected future financial performance and could have a material impact on our consolidated financial statements and on future financial performance.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates as they apply to us.

First Quarter of 2008

•	In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 also prescribes a comprehensive model for the financial statement recognition, derecognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

•	In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however on December 14, 2007, the FASB issued a proposed staff position (“FSP FAS 157-b”) which would delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not anticipate that the adoption of this statement as it relates to our financial assets and financial liabilities will have a material impact on our consolidated financial statements, and we are currently evaluating the potential impact, if any, as it relates to our nonfinancial assets and nonfinancial liabilities.

•	In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements. We did not elect to measure existing assets and liabilities at fair value on the date of adoption.

First Quarter of 2010

•	In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

•	In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S. and international retail environments and fashion trends;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates, the housing market and energy prices;

•	our ability to sustain improvements in our European business and to address challenges in certain of our more mature Asian markets and our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ continuing focus on private-label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to effectively shift to a more premium market position worldwide, and to sustain and grow the Dockers® brand;

•	our ability to implement SAP throughout our business without disruption;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	mergers and acquisitions involving our top customers and their consequences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase our appeal to under-penetrated consumer segments and our presence in emerging markets;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political or financial instability in countries where our products are manufactured.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies and interest rates. We actively manage foreign currency risks with the objective of mitigating the potential impact of currency fluctuations while maximizing the U.S. dollar value of cash flows. We hold derivative positions only in currencies to which we have exposure. Although we currently do not hold any interest rate derivatives, we seek to mitigate interest rate risk by optimizing our capital structure using a combination of fixed- and variable-rate debt across various maturities.

We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, we believe these counterparties are creditworthy financial institutions and we do not anticipate nonperformance. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

Foreign Exchange Risk

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage forecasted exposures.

We use a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we enter into various financial instruments including forward exchange and option contracts to hedge certain forecasted transactions as well as certain firm commitments, including third-party and intercompany transactions. We manage the currency risk as of the inception of the exposure. We only partially manage the timing mismatch between our forecasted exposures and the related financial instruments used to mitigate the currency risk.

Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our board of directors. Members of our foreign exchange committee, comprised of a group of our senior financial executives, review our foreign exchange activities to ensure compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for an active approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a value-at-risk model. We use widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value of our foreign exchange derivative contracts.

We use derivative instruments to manage our exposure to foreign currencies. As of November 25, 2007, we had U.S. dollar spot and forward currency contracts to buy $622.1 million and to sell $293.6 million against various foreign currencies. We also had Euro forward currency contracts to buy 8.3 million Euros ($12.3 million equivalent) against the Norwegian Krone and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2008.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 25, 2007. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the total net position outstanding as of the stated date. A positive notional amount represents a long position in U.S. dollar versus the exposure currency, while a negative notional amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. All amounts are stated in U.S. dollar equivalents. All transactions will mature before the end of December 2008.

Outstanding Forward and Swap Transactions

	As of November 25, 2007
	Average Forward	Notional	Fair
Currency	Exchange Rate	Amount	Value
		(Dollars in thousands)

Australian Dollar	0.88	$45,271	$841
Canadian Dollar	0.99	51,533	(257)
Swiss Franc	1.10	(27,092)	(338)
Danish Krona	5.03	23,722	99
Euro	1.43	158,649	(4,710)
British Pound	2.01	48,165	(995)
Hong Kong Dollar	7.77	16	—
Hungarian Forint	175.46	(30,425)	(33)
Japanese Yen	110.42	(16,115)	(1,417)
Korean Won	915.52	4,805	92
Mexican Peso	11.08	15,077	119
Norwegian Krona	5.45	25,254	113
New Zealand Dollar	0.75	(8,510)	210
Polish Zloty	2.52	(23,575)	136
Swedish Krona	6.29	84,160	(41)
Singapore Dollar	1.44	(32,313)	112
Taiwan Dollar	31.86	22,223	(184)

Total		$340,845	$(6,253)

Interest rate risk

We maintain a mix of medium and long-term fixed- and variable-rate debt. We currently do not actively manage the related interest rate risk and hold no interest rate derivatives.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. The applicable floating rate index is included for variable-rate instruments. All amounts are stated in U.S. dollar equivalents.

November 25, 2007
Expected Maturity Date

							Fair Value
	2008(1)	2009	2010 - 2011	2012	Thereafter	Total	2007
			(Dollars in thousands)

Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$818,764	$818,764	$827,086
Average Interest Rate	—	—	—	—	9.43%	9.43%
Fixed Rate (Yen 20 billion)	—	—	—	—	184,689	184,689	153,122
Average Interest Rate	—	—	—	—	4.25%	4.25%
Fixed Rate (Euro 250 million)	—	—	—	—	370,375	370,375	361,384
Average Interest Rate	—	—	—	—	8.63%	8.63%
Variable Rate (US$)	70,875	70,875	—	108,250	325,000	575,000	546,570
Average Interest Rate(2)	7.54%	7.54%	—	7.54%	7.29%	7.40%
Total Principal (face amount) of our debt instruments	$70,875	$70,875	$—	$108,250	$1,698,828	$1,948,828	$1,888,162

(1)	Excludes short-term borrowings.

(2)	Assumes no change in short-term interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 25, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) for the year ended November 25, 2007, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined pension and other postretirement plans effective November 25, 2007.

PricewaterhouseCoopers LLP

San Francisco, CA
February 11, 2008

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Levi Strauss & Co.:

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and subsidiaries as of November 26, 2006, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for each of the years in the two-year period ended November 26, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II for each of the years in the two-year period ended November 26, 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Levi Strauss & Co. and subsidiaries as of November 26, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended November 26, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II for each of the years in the two-year period ended November 26, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, CA
February 12, 2007, except as to the 2006 and 2005
  data in Note 19, which is as of February 11, 2008

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 25,	November 26,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$155,914	$279,501
Restricted cash	1,871	1,616
Trade receivables, net of allowance for doubtful accounts of $14,805 and $17,998	607,035	589,975
Inventories:
Raw materials	17,784	13,543
Work-in-process	14,815	13,479
Finished goods	483,265	523,041

Total inventories	515,864	550,063
Deferred tax assets, net	133,180	101,823
Other current assets	75,647	86,292

Total current assets	1,489,511	1,609,270
Property, plant and equipment, net of accumulated depreciation of $605,859 and $530,513	447,340	404,429
Goodwill	206,486	203,989
Other intangible assets, net	42,775	42,815
Non-current deferred tax assets, net	511,128	457,105
Other assets	153,426	86,457

Total assets	$2,850,666	$2,804,065

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$10,339	$11,089
Current maturities of long-term debt	70,875	—
Current maturities of capital leases	2,701	1,608
Accounts payable	243,630	245,629
Restructuring liabilities	8,783	13,080
Other accrued liabilities	248,159	194,601
Accrued salaries, wages and employee benefits	218,325	261,234
Accrued interest payable	30,023	61,827
Accrued income taxes	9,420	14,226

Total current liabilities	842,255	803,294
Long-term debt	1,879,192	2,206,323
Long-term capital leases, less current maturities	5,476	3,086
Postretirement medical benefits	157,447	379,188
Pension liability	147,417	184,090
Long-term employee related benefits	113,710	136,408
Long-term income tax liabilities	35,122	19,994
Other long-term liabilities	48,123	46,635
Minority interest	15,833	17,138

Total liabilities	3,244,575	3,796,156

Commitments and contingencies (Note 7)
Temporary equity	4,120	1,956

Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	92,650	89,837
Accumulated deficit	(499,093)	(959,478)
Accumulated other comprehensive income (loss)	8,041	(124,779)

Total stockholders’ deficit	(398,029)	(994,047)

Total liabilities, temporary equity and stockholders’ deficit	$2,850,666	$2,804,065

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

Net sales	$4,266,108	$4,106,572	$4,150,931
Licensing revenue	94,821	86,375	73,879

Net revenues	4,360,929	4,192,947	4,224,810
Cost of goods sold	2,318,883	2,216,562	2,236,962

Gross profit	2,042,046	1,976,385	1,987,848
Selling, general and administrative expenses	1,386,547	1,348,577	1,381,955
Restructuring charges, net	14,458	14,149	16,633

Operating income	641,041	613,659	589,260
Interest expense	215,715	250,637	263,650
Loss on early extinguishment of debt	63,838	40,278	66,066
Other income, net	(14,138)	(22,418)	(23,057)

Income before income taxes	375,626	345,162	282,601
Income tax (benefit) expense	(84,759)	106,159	126,654

Net income	$460,385	$239,003	$155,947

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income (Loss)	Deficit
	(Dollars in thousands)

Balance at November 28, 2004	$373	$88,808	$(1,354,428)	$(105,677)	$(1,370,924)

Net income	—	—	155,947	—	155,947
Other comprehensive loss (net of tax) (Note 16)	—	—	—	(7,108)	(7,108)

Total comprehensive income	—	—	—	—	148,839

Balance at November 27, 2005	373	88,808	(1,198,481)	(112,785)	(1,222,085)

Net income	—	—	239,003	—	239,003
Other comprehensive loss (net of tax) (Note 16)	—	—	—	(11,994)	(11,994)

Total comprehensive income	—	—	—	—	227,009

Stock-based compensation (net of $1,956 temporary equity)	—	1,029	—	—	1,029

Balance at November 26, 2006	373	89,837	(959,478)	(124,779)	(994,047)

Net income	—	—	460,385	—	460,385
Other comprehensive income (net of tax) (Note 16)	—	—	—	60,015	60,015

Total comprehensive income	—	—	—	—	520,400

Adjustment to initially apply FASB Statement No. 158 (net of tax)	—	—	—	72,805	72,805
Stock-based compensation (net of $4,120 temporary equity)	—	2,813	—	—	2,813

Balance at November 25, 2007	$373	$92,650	$(499,093)	$8,041	$(398,029)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net income	$460,385	$239,003	$155,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,514	62,249	59,423
Asset impairments	9,070	—	1,610
Loss (gain) on disposal of property, plant and equipment	444	(6,218)	(5,750)
Unrealized foreign exchange gains	(7,186)	(16,826)	(16,504)
Realized loss on foreign currency contracts not designated for hedge accounting	16,137	—	—
Postretirement benefit plan curtailment gains	(52,763)	(29,041)	—
Write-off of unamortized costs associated with early extinguishment of debt	17,166	17,264	12,473
Amortization of deferred debt issuance costs	5,192	8,254	12,504
Stock-based compensation	4,977	2,985	—
Allowance for doubtful accounts	615	(1,021)	4,858
Deferred income taxes	(150,079)	39,452	1,827
Change in operating assets and liabilities:
Trade receivables	(18,071)	46,572	(22,110)
Inventories	40,422	(6,095)	3,130
Other current assets	19,235	(3,254)	8,191
Other non-current assets	(10,598)	1,730	(24,901)
Accounts payable and other accrued liabilities	16,168	18,536	(38,444)
Income tax liabilities	9,527	(14,918)	(78,066)
Restructuring liabilities	(8,134)	(2,855)	(25,648)
Accrued salaries, wages and employee benefits	(87,843)	(41,433)	(13,005)
Long-term employee related benefits	(32,634)	(55,655)	(79,329)
Other long-term liabilities	1,973	3,847	(827)
Other, net	754	(696)	844

Net cash provided by (used for) operating activities	302,271	261,880	(43,777)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(92,519)	(77,080)	(41,868)
Proceeds from sale of property, plant and equipment	3,881	9,139	11,528
Acquisition of retail stores	(2,502)	(1,656)	(2,645)
Acquisition of Turkey minority interest	—	—	(3,835)
Cash inflow from net investment hedges	—	—	2,163
Foreign currency contracts not designated for hedge accounting	(16,137)	—	—

Net cash used for investing activities	(107,277)	(69,597)	(34,657)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	669,006	475,690	1,031,255
Repayments of long-term debt	(984,333)	(620,146)	(979,253)
Net decrease in short-term borrowings	(1,711)	(63)	(2,975)
Debt issuance costs	(5,297)	(12,176)	(24,632)
Restricted cash	(58)	1,467	(1,323)
Dividends to minority interest shareholders of Levi Strauss Japan K.K	(3,141)	—	—

Net cash (used for) provided by financing activities	(325,534)	(155,228)	23,072

Effect of exchange rate changes on cash	6,953	2,862	(4,650)

Net (decrease) increase in cash and cash equivalents	(123,587)	39,917	(60,012)
Beginning cash and cash equivalents	279,501	239,584	299,596

Ending cash and cash equivalents	$155,914	$279,501	$239,584

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$237,017	$229,789	$238,683
Income taxes	52,275	83,492	197,315
Restructuring initiatives	13,322	16,998	43,112

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (“LS&CO.” or the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans and jeans-related pants, casual and dress pants, tops, jackets and related accessories, for men, women and children under the Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm brands. The Company markets its products in three geographic regions: North America, Europe and Asia Pacific.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of LS&CO. and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated. LS&CO. is privately held primarily by descendants of the family of its founder, Levi Strauss, and their relatives.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2007, 2006 and 2005 fiscal years consisted of 52 weeks each, ending on November 25, 2007, November 26, 2006, and November 27, 2005. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to local statutory requirements. All references to years relate to fiscal years rather than calendar years. Certain reclassifications have been made to prior year amounts to reflect the current year presentation.

Correction of Net Revenues Presentation

The Company determined in 2006 that in prior periods net sales relating to certain sales arrangements in its Asia Pacific business involving the use of a third party were improperly presented net of costs incurred under these arrangements. The Company has corrected the presentation for all prior periods reported within the consolidated statements of income. The effect of this correction increased both “Net sales” and “Selling, general and administrative expenses” in the Company’s consolidated statements of income by approximately $28 million and $26 million for 2006 and 2005, respectively. The correction had no impact on the Company’s reported operating income, net income, consolidated balance sheets or consolidated statements of cash flows for any period, and an insignificant impact on gross profit and gross margin in all periods. All 2007 results are also presented on this basis.

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

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

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

Inventory Valuation

The Company values inventories at the lower of cost or market value. Inventory cost is generally determined using the first-in first-out method. The Company includes materials, labor and manufacturing overhead in the cost of inventories. The Company estimates quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company determines inventory market values by estimating expected selling prices based on the Company’s historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.

Income Tax Assets and Liabilities

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. The Company’s provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

The Company provides for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future. During the fourth quarter of 2007, the Company concluded that basis differences, consisting primarily of undistributed foreign earnings, related to investments in certain foreign subsidiaries are considered to be permanently reinvested and therefore are no longer expected to reverse in the foreseeable future. The Company plans to utilize these earnings to finance the expansion and operating requirements of these subsidiaries.

The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. The Company believes that its tax liabilities are adequate to cover all open tax years based on its assessment of many factors including past experience and interpretations of the tax law. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that the Company’s view as to the outcome of these matters change, income tax expense will be adjusted in the period in which such determination is made. The Company classifies interest and penalties related to income taxes as income tax expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is depreciated over periods ranging from three to seven years.

Goodwill and Other Intangible Assets

Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Intangible assets are primarily comprised of owned trademarks with indefinite useful lives which are not being amortized. The Company’s remaining intangible assets, which are immaterial, are amortized over their estimated useful lives ranging from five to twelve years.

Impairment

In the Company’s annual impairment test of goodwill, the Company compares the fair value of the applicable reporting unit to its carrying value. The Company estimates the fair value of its reporting unit by using a combination of discounted cash flow analysis and comparison with the market values of companies that are publicly traded. The Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The Company utilizes quoted market prices, prices for similar assets and other valuation techniques to determine the fair value of impaired assets.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in “Other assets” in the Company’s consolidated balance sheets. These costs are amortized using the straight-line method of amortization for all debt issuances prior to 2005, which approximates the effective interest method. Costs associated with debt issuances in 2005 and later are amortized using the effective interest method. Amortization of debt issuance costs is included in “Interest expense” in the consolidated statements of income.

Restructuring Liabilities

Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring liabilities in compliance with Statement of Financial Accounting Standard (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred.

Deferred Rent

The Company is obligated under operating leases of property for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. Minimum rents relating to operating leases are recognized on a straight-line basis over the lease term after consideration of lease incentives and scheduled rent escalations

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

beginning as of the date the Company takes physical possession or controls the property. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities included in “Other long-term liabilities” on the consolidated balance sheets.

Fair Value of Financial Instruments

The Company’s financial instruments are reflected on its books at their carrying values. The fair values of the Company’s financial instruments reflect the amounts at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale (i.e. at quoted market prices).

The Company has determined the estimated fair value of certain financial instruments using available market information and valuation methodologies. However, this determination involves application of judgment in interpreting market data. As such, the estimates presented in this report are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company uses widely accepted valuation models that incorporate quoted market prices or dealer quotes to determine the estimated fair value and reflect assumptions about currency fluctuations based on current market conditions of its foreign exchange and option contracts and other derivative financial instruments, all of which are carried on the Company’s books at their fair values. Dealer quotes and other valuation methods, such as the discounted value of future cash flows, replacement cost and termination cost have been used to determine the estimated fair value for long-term debt and the remaining financial instruments. The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The fair value estimates presented in this report are based on information available to the Company as of November 25, 2007, and November 26, 2006.

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

As of November 25, 2007, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in the consolidated balance sheets. The Company measures changes in the funded status of both its plans using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements. Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. The Company considers several factors including actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models.

Pension benefits are primarily paid through trusts funded by the Company. The Company pays postretirement benefits directly to the participants. The Company’s postretirement benefit plan provides a benefit to retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Modernization Act of 2003 (“Medicare Part D”) and thus, the U.S. government provides a federal subsidy to the plan. Accordingly, the net periodic postretirement benefit cost was reduced to reflect the impact of the federal subsidy.

Employee Incentive Compensation

The Company maintains short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company’s short-term and long-term success. Provisions for employee incentive compensation are recorded in “Accrued salaries, wages and employee benefits” and “Long-term employee related benefits” in the Company’s consolidated balance sheets. The Company accrues the related compensation expense over the period of the plan and changes in the liabilities for these incentive plans generally correlate with the Company’s financial results and projected future financial performance.

Stock-Based Compensation

The Company has incentive plans which reward certain employees and directors with cash or equity based on changes in the value of the Company’s common stock. In fiscal year 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and the four related FASB Staff Positions and the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment” applying the modified prospective transition method. The amount of compensation cost for share-based payments is measured based on the fair value on the grant date of the equity or liability instruments issued, based on the estimated number of awards that are expected to vest. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. Compensation cost for equity instruments is recognized on a straight-line basis over the period that an employee provides service for that award, which generally is the vesting period. Liability instruments are revalued at each reporting period and compensation expense adjusted. Changes in the fair value of unvested liability instruments during the requisite service period are recognized as compensation cost on a straight-line basis over that service period. Changes in the fair value of vested liability instruments after the service period are recognized as an adjustment to compensation cost in the period of the change in fair value. Prior to fiscal year 2006, the Company applied the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion 25 (“APB 25”).

The Company’s common stock is not listed on any established stock exchange. Accordingly, the stock’s fair market value is determined by the Board based upon a valuation performed by an independent third-party, Evercore Group LLC (“Evercore”). Determining the fair value of the Company’s stock requires complex and subjective judgments. The valuation process includes comparison of the Company’s historical financial results and growth prospects with selected publicly-traded companies, and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its share-based compensation plans, such as grant date fair value of awards.

Under the provisions of SFAS 123R, the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company’s common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. Expected life is computed using the simplified method permitted under SAB 107. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. No dividends are assumed.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Due to the job function of the award recipients, the Company has included stock-based compensation cost in “Selling, general and administrative expenses” in the consolidated statements of income.

Self-Insurance

The Company self-insures, up to certain limits, workers’ compensation risk and employee and eligible retiree medical health benefits. The Company carries insurance policies covering claim exposures which exceed predefined amounts, both per occurrence and in the aggregate, for all workers’ compensation claims and for the medical claims of active employees as well as those salaried retirees who retired after June 1, 2001. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses.

Derivative Financial Instruments and Hedging Activities

The Company recognizes all derivatives as assets and liabilities at their fair values. The Company may use derivatives and establish programs from time to time to manage currency exposures that are sensitive to changes in market conditions and to changes in the timing and amounts of forecasted exposures. The instruments that qualify for hedge accounting hedge the Company’s net investment position in certain of its foreign subsidiaries and through the first quarter of 2007 certain intercompany royalty cash flows. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other income, net” in the Company’s consolidated statements of income. The gains and losses on the instruments that qualify for hedge accounting treatment are recorded in the “Accumulated other comprehensive income (loss)” in the Company’s consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that do not qualify for hedge accounting are recorded in “Other income, net” in the Company’s consolidated statements of income.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expenses are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a component of translation adjustments in “Accumulated other comprehensive income (loss)” in the Company’s consolidated balance sheets.

The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies. The translation adjustments for these entities, as applicable, are included in “Other income, net” in the Company’s consolidated statements of income.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Minority Interest

Minority interest includes a 16.4% minority interest of Levi Strauss Japan K.K., the Company’s Japanese affiliate, and through March 31, 2005, a 49.0% minority interest of Levi Strauss Istanbul Konfeksiyon, the Company’s Turkish affiliate. On March 31, 2005, the Company acquired full ownership of its joint venture in Turkey; subsequent to that date, all operations from that joint venture was attributed to the Company.

Stockholders’ Deficit

The stockholders’ deficit primarily resulted from a 1996 recapitalization transaction in which the Company’s stockholders created new long-term governance arrangements, including a voting trust and stockholders’ agreement. As a result, shares of stock of a former parent company, Levi Strauss Associates Inc., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash. The funding for the cash payments in this transaction was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities.

Revenue Recognition

Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at the Company’s company-operated stores. The Company recognizes revenue on sale of product when the goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. The revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and incentives. Licensing revenues from the use of the Company’s trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

The Company generally recognizes allowances for estimated returns, discounts and retailer promotions and incentives in the period when the sale is recorded. The Company estimates non-volume based allowances based on historical rates as well as customer and product-specific circumstances. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances. Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the consolidated statements of income.

Net sales to the Company’s ten largest customers totaled approximately 42% of net revenues in each of fiscal years 2007, 2006 and 2005. No customer represented 10% or more of net revenues in any year.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor, sourcing costs, inbound freight, internal transfers, and receiving and inspection at manufacturing facilities. Costs relating to the Company’s licensing activities are included in “Selling, general and administrative expenses” in the consolidated statements of income; such costs are insignificant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include all occupancy costs associated with company-operated stores. The Company expenses advertising costs as incurred. For 2007, 2006 and 2005, total advertising expense was $277.0 million, $285.3 million and $338.6 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers,

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

warehousing, shipping, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $225.2 million, $204.6 million and $209.4 million for 2007, 2006 and 2005, respectively.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2008

•	In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 also prescribes a comprehensive model for the financial statement recognition, derecognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement as it relates to its financial assets and financial liabilities will have a material impact on its consolidated financial statements, and is currently evaluating the potential impact, if any, as it relates to its nonfinancial assets and nonfinancial liabilities.

•	In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements. The Company did not elect to measure existing assets and liabilities at fair value on the date of adoption.

First Quarter of 2010

•	In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

•	In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

NOTE 2:	INCOME TAXES

The Company’s income tax (benefit) expense was $(84.8) million, $106.2 million and $126.7 million, for fiscal years 2007, 2006 and 2005, respectively. The Company’s effective tax rate was (22.6)%, 30.8% and 44.8% for fiscal years 2007, 2006 and 2005, respectively.

The decline in the effective tax rate from 2006 to 2007 was primarily due to the reversal of valuation allowances against the Company’s deferred tax assets for foreign tax credit carryforwards, primarily due to improvements in business performance and recent developments in the ongoing IRS examination. In connection with the IRS examination, during the fourth quarter of 2007, the Company agreed to an adjustment relating to the prepayment of royalties from its European affiliates which, along with current year operating income, contributed to the full utilization of the Company’s U.S. federal net operating loss carryforward as of November 25, 2007. This net operating loss carryforward had been a significant piece of negative evidence that impaired the Company’s ability to utilize foreign tax credits in prior periods. As a result of these developments, the Company concluded it is more likely than not its foreign tax credits will be utilized prior to expiration resulting in a non-recurring, non-cash reduction in tax expense of $215.3 million.

The decrease in the effective tax rate from 2005 to 2006 was primarily driven by a modification of the ownership structure of certain foreign subsidiaries resulting in a reduction in the overall residual U.S. tax expected to be imposed upon a repatriation of the Company’s unremitted foreign earnings, and as a result of the net reversal of valuation allowances, explained further below.

The U.S. and foreign components of income before taxes were as follows:

	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

Domestic	$210,770	$160,761	$95,052
Foreign	164,856	184,401	187,549

Total income before taxes	$375,626	$345,162	$282,601

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

U.S. Federal
Current	$15,292	$21,471	$80,176
Deferred	(156,647)	69,128	2,529

	(141,355)	90,599	82,705

U.S. State
Current	3,676	20	5,758
Deferred	745	(12,905)	11,193

	4,421	(12,885)	16,951

Foreign
Current	46,352	45,216	38,893
Deferred	5,823	(16,771)	(11,895)

	52,175	28,445	26,998

Consolidated
Current	65,320	66,707	124,827
Deferred	(150,079)	39,452	1,827

Total income tax (benefit) expense	$(84,759)	$106,159	$126,654

The Company’s income tax (benefit) expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before taxes as follows:

	Year Ended
	November 25,		November 26,		November 27,
	2007		2006		2005
	(Dollars in thousands)

Income tax expense at U.S. federal statutory rate	$131,470	35.0%	$120,807	35.0%	$98,910	35.0%
State income taxes, net of U.S. federal impact	2,354	0.6%	7,433	2.2%	8,777	3.1%
Change in valuation allowance	(206,830)	(55.1)%	(28,729)	(8.3)%	(62,432)	(22.1)%
Impact of foreign operations	(21,946)	(5.8)%	7,899	2.3%	86,290	30.5%
Reassessment of liabilities due to change in estimate	10,813	2.9%	(1,649)	(0.5)%	(9,612)	(3.4)%
Other, including non-deductible expenses	(620)	(0.2)%	398	0.1%	4,721	1.7%

Total	$(84,759)	(22.6)%	$106,159	30.8%	$126,654	44.8%

State income taxes, net of U.S. federal impact.  This item primarily reflects the current and deferred state income tax expense, net of related federal benefit. The impact of this item on the estimated annual effective tax rate decreased in 2007 from the prior years primarily due to the recognition of a non-recurring, non-cash tax benefit of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

$6.3 million resulting from the Company’s election in the second quarter of 2007 to change the filing methodology of its California state income tax return.

Change in valuation allowance.  This item relates to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance.

In 2007, the $206.8 million net release was driven by a valuation allowance reversal of $215.3 million relating to foreign tax credit carryforwards, partially offset by a net charge of $8.5 million primarily relating to foreign net operating loss carryforwards and other foreign deferred tax assets as shown in the following table:

	Valuation			Valuation
	Allowance at	Changes in Related		Allowance at
	November 26,	Gross Deferred Tax	Charge/	November 25,
	2006	Asset	(Release)	2007
	(Dollars in thousands)

Foreign tax credit carryforwards	$259,271	$(43,994)	$(215,277)	$—
U.S. state net operating loss carryforward	1,559	—	(429)	1,130
Federal capital loss carryforward	2,461	(2,461)	—	—
Foreign net operating loss carrryforwards and other foreign deferred tax assets	63,590	—	8,876	72,466

	$326,881	$(46,455)	$(206,830)	$73,596

The $253.3 million decrease in the total valuation allowance during 2007 includes a $206.8 million net decrease in valuation allowance relating primarily to changes in judgment regarding the recoverability of certain deferred tax assets in future periods as explained above, and a $46.5 million net decrease in valuation allowance relating primarily to changes in underlying gross deferred taxes relating to the expected repatriation of unremitted foreign earnings.

In 2006, the $28.7 million net decrease in valuation allowance primarily relates to benefits related to state net operating loss carryforwards in the United States and to certain foreign net operating loss carryforwards. In 2005, the $62.4 million net decrease in valuation allowance relates primarily to foreign net operating loss carryforwards and foreign tax credit carryforwards, partially offset by an increase relating to U.S. state net operating loss carryforwards.

Impact of foreign operations.  This item primarily reflects the impact of the taxation of foreign profits in jurisdictions with rates that differ from the U.S. federal statutory rate. In 2007, the $21.9 million benefit arose as the 2007 foreign profits were subject to an average rate of tax below the U.S. statutory rate of 35%; due primarily to a change in the Company’s expectation regarding its ability to utilize foreign tax credit carryforwards prior to expiration, no additional U.S. tax expense was incurred relating to the expected future repatriation of these earnings.

The $7.9 million expense in 2006 primarily reflects an accrual for additional U.S. residual income tax due to 2006 operating results, partially offset by a non-recurring, non-cash benefit of $31.5 million relating to a modification of the ownership structure of certain foreign subsidiaries. The $86.3 million expense in 2005 primarily reflects an accrual for the additional U.S. residual income tax due to increases in unremitted foreign earnings.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Reassessment of liabilities due to change in estimate.  This item relates primarily to changes in the Company’s estimate of its contingent tax liabilities. In 2007, the $10.8 million expense is comprised of an increase in foreign contingent tax liabilities of $7.5 million relating primarily to transfer pricing issues and a net increase in U.S. federal and state contingent tax liabilities of $3.3 million. In 2006, the $1.6 million net benefit includes benefits relating primarily to favorable state audit settlements, partially offset by additional tax expense resulting from a net increase in foreign contingent tax liabilities. In 2005, the $9.6 million benefit relates primarily to a reduction in foreign contingent liabilities relating to a favorable court decision in the Netherlands and a reduction in U.S. federal contingent liabilities, partially offset by an increase for existing and newly identified state and foreign tax contingencies identified during the 2005 year.

The temporary basis differences that give rise to deferred tax assets and deferred tax liabilities were as follows:

	November 25,	November 26,
	2007	2006
	(Dollars in thousands)

Deferred tax assets (liabilities):
Foreign tax credits on unremitted foreign earnings	$173,476	$280,490
Additional U.S. tax on unremitted foreign earnings	(177,848)	(207,053)
Foreign tax credit carryforward	284,412	100,269
Alternative minimum tax credit carryforward	—	6,422
Federal net operating loss carryforward	—	170,550
State net operating loss carryforward	17,441	18,987
Foreign net operating loss carryforward	89,176	82,530
Employee compensation and benefit plans	183,900	310,747
Restructuring liabilities	15,614	17,622
Sales returns and allowances	37,997	29,611
Inventory basis difference	18,025	18,026
Depreciation and amortization	11,769	9,770
Unrealized gains/losses on investments	24,875	6,906
Other	39,067	40,932

Total gross deferred tax assets	717,904	885,809
Less: Valuation allowance	(73,596)	(326,881)

Total net deferred tax assets	$644,308	$558,928

Current
Gross deferred tax assets	$136,778	$143,582
Valuation allowance	(3,598)	(41,759)

Total current net deferred tax assets	$133,180	$101,823

Long-term
Gross deferred tax assets	$581,126	$742,227
Valuation allowance	(69,998)	(285,122)

Total long-term net deferred tax assets	$511,128	$457,105

Foreign tax credits on unremitted foreign earnings.  The Company provides for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

foreseeable future. At November 25, 2007, the Company had a gross deferred tax asset for foreign tax credits relating to unremitted foreign earnings of $173.5 million. These credits are expected to become available to the Company in future periods upon the remittance of undistributed earnings of certain foreign subsidiaries. This asset decreased from $280.5 million in the prior year period due to a decision by the Company during 2007 to permanently reinvest the earnings of certain foreign subsidiaries.

During the fourth quarter of 2007, the Company concluded that basis differences, consisting primarily of undistributed foreign earnings, related to investments in certain foreign subsidiaries totaling $121.8 million were no longer expected to reverse in the foreseeable future. The Company plans to utilize these earnings to finance expansion and operating requirements of these subsidiaries. These earnings could become subject to U.S. federal tax if distributed as dividends, loaned to a U.S. affiliate, or if the Company sells its interests in these subsidiaries. If these earnings were distributed, foreign tax credits would become available under current law to eliminate the resulting U.S. federal income tax liability and a gross deferred tax asset for additional excess foreign tax credit carryforwards may be established.

Foreign tax credit carryforward.  At November 25, 2007, the Company had a gross deferred tax asset for foreign tax credit carryforwards of $284.4 million. This asset increased from $100.2 million in the prior year period primarily due to taxes paid during 2007, agreements reached during 2007 with the IRS relating to their examination of the Company’s U.S. federal income tax returns for the 2000-2002 fiscal years, and a decision during 2007 to credit rather than deduct income taxes in prior periods. The foreign tax credit carryforward of $284.4 million existing at November 25, 2007, is subject to expiration from 2009 to 2017, if not utilized.

Federal net operating loss carryforward.  At November 26, 2006, the Company had a gross deferred tax asset of $170.6 million for U.S. federal net operating loss carryforwards of approximately $487.3 million. The Company utilized approximately $138.3 million of this asset during 2007 due to agreements reached during the fourth quarter of 2007 with the IRS relating to their examination of the Company’s U.S. federal income tax returns for the 2000-2002 fiscal years. Additionally, the Company utilized approximately $32.3 million due to current year operating income. As a result of these developments, no gross deferred tax asset for U.S. federal net operating loss carryforwards exists at November 25, 2007.

State net operating loss carryforward.  At November 25, 2007, the Company had a gross deferred tax asset of $17.4 million for state net operating loss carryforwards of approximately $368.5 million, partially offset by a valuation allowance of $1.1 million to reduce this gross asset to the amount that will more likely than not be realized. These loss carryforwards are subject to expiration from 2008 to 2027, if not utilized.

Foreign net operating loss carryforward.  At November 25, 2007, cumulative foreign operating losses of $316.6 million generated by the Company were available to reduce future taxable income. Approximately $127.5 million of these operating losses expire between the years 2008 and 2017. The remaining $189.1 million are available as indefinite carryforwards under applicable tax law. The gross deferred tax asset for the cumulative foreign operating losses of $89.2 million is partially offset by a valuation allowance of $72.4 million to reduce this gross asset to the amount that will more likely than not be realized.

Examination of tax returns.  During the year ended November 25, 2007, the IRS continued its examination of the Company’s 2000-2002 U.S. federal corporate income tax returns. During the fourth quarter of 2007, the Company and the IRS reached agreement on all material issues raised in connection with this examination. No significant cash tax liabilities or receivables resulted from the agreement, though adjustments to the returns have resulted in significant adjustments to the federal net operating loss and foreign tax credit carryforwards otherwise available to the Company. The examination is expected to conclude in the next twelve months, with no material adverse impact to the Company’s consolidated balance sheet, net income or cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The IRS has not yet begun an examination of the Company’s 2003-2006 U.S. federal corporate income tax returns. In addition, certain state and foreign tax returns continue to be examined by various regulatory authorities. The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. The Company believes that its tax liabilities are adequate to cover all probable U.S. federal, state, and foreign income tax loss contingencies at November 25, 2007.

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) were as follows:

	November 25,	November 26
	2007	2006
	(Dollars in thousands)

Land	$28,659	$30,222
Buildings and leasehold improvements	363,379	345,194
Machinery and equipment	513,272	472,023
Capitalized internal-use software	83,370	66,172
Construction in progress	64,519	21,331

Subtotal	1,053,199	934,942
Accumulated depreciation	(605,859)	(530,513)

PP&E, net	$447,340	$404,429

Depreciation expense for the years ended November 25, 2007, November 26, 2006, and November 27, 2005, was $67.5 million, $62.2 million and $58.5 million, respectively.

Construction in progress at November 25, 2007, and November 26, 2006, primarily related to the installation of various information technology systems in the United States and Asia. Over half of the November 25, 2007, balance relates to the Company’s implementation of SAP.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 4:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the years ended November 25, 2007, and November 26, 2006, were as follows:

	North		Asia
	America	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 27, 2005	$199,905	$2,345	$—	$202,250
Additions	—	1,063	270	1,333
Foreign currency fluctuation	—	406	—	406

Balance, November 26, 2006	199,905	3,814	270	203,989
Additions	—	—	2,175	2,175
Foreign currency fluctuation	—	249	73	322

Balance, November 25, 2007	$199,905	$4,063	$2,518	$206,486

Additions to goodwill in both years resulted from the purchase of retail stores.

Other intangible assets were as follows:

	November 25, 2007			November 26, 2006
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
(Dollars in thousands)

Trademarks and other intangible assets	$43,059	$(284)	$42,775	$43,059	$(244)	$42,815

As of November 25, 2007, there was no impairment to the carrying value of the Company’s goodwill or indefinite lived intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 5:	LONG-TERM DEBT

	November 25,	November 26,
	2007	2006
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$250,000	$—
Notes payable, at various rates	131	117

Total secured	250,131	117

Unsecured:
12.25% senior notes due 2012	18,702	522,453
Floating rate senior notes due 2012	—	380,000
8.625% Euro senior notes due 2013	373,808	330,952
Senior term loan due 2014	322,737	—
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	184,689	172,801

Total unsecured	1,699,936	2,206,206
Less: current maturities	(70,875)	—

Total long-term debt	$1,879,192	$2,206,323

Short-term debt
Short-term borrowings	$10,339	$11,089
Current maturities of long-term debt	70,875	—

Total short-term debt	$81,214	$11,089

Total long-term and short-term debt	$1,960,406	$2,217,412

Senior Secured Revolving Credit Facility

On May 18, 2006, and October 11, 2007, the Company amended and restated its senior secured revolving credit facility, which it initially entered into on September 29, 2003. The facility is an asset-based facility, in which the borrowing availability varies according to the levels of the Company’s domestic accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales. Other material terms of the credit facility are discussed below.

Availability, interest and maturity.  The maximum availability under the credit facility is $750.0 million, including a $250.0 million trademark tranche. The trademark tranche amortizes on a quarterly basis based on a straight line two-year amortization schedule to a residual value of 25% of the net orderly liquidation value of the trademarks with no additional repayments required until maturity so long as the remaining amount of the tranche does not exceed such 25% valuation. The trademark tranche will be borrowed on a first dollar drawn basis. As the trademark tranche is repaid, the maximum availability under the credit facility will not be automatically reduced by

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

the amount of the repayment. The revolving portion of the credit facility initially bears an interest rate of LIBOR plus 150 basis points or base rate plus 25 basis points subject to subsequent adjustments based on availability. The trademark tranche bears an interest rate of LIBOR plus 250 basis points or base rate plus 125 basis points. The credit facility matures on October 11, 2012.

Guarantees and security.  The Company’s obligations under the senior secured revolving credit facility are guaranteed by the Company’s domestic subsidiaries. The senior secured revolving credit facility is secured by a first-priority lien on domestic inventory and accounts receivable, certain domestic equipment, patents, certain U.S. trademarks associated with the Levi’s® brand, and other related intellectual property, 100% of the equity interests in all domestic subsidiaries and other assets. The lien on the trademarks, but not the other assets, will be released upon the full repayment of the trademark tranche. In addition, the Company has the ability to deposit cash or certain investment securities with the administrative agent for the facility to secure the Company’s reimbursement and other obligations with respect to letters of credit. Such cash-collateralized letters of credit are subject to lower letter of credit fees.

Covenants.  The senior secured revolving credit facility contains customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and the Company’s domestic subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; and make changes in the Company’s corporate structure. Some of these covenants are suspended if unused availability exceeds certain minimum thresholds. In addition, a minimum fixed charge coverage ratio of 1.0:1.0 arises when unused availability under the Credit Agreement is less than $100.0 million. As of November 25, 2007, the Company had sufficient unused availability under the Credit Agreement to exceed all applicable minimum thresholds. This financial covenant will be discontinued upon repayment in full and termination of the trademark tranche described above and the implementation of a liquidity reserve of $50 million.

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

Use of proceeds — Tender offer and redemption of the 2012 notes.  As discussed below, in October 2007, the Company borrowed $346.4 million (including all $250.0 million of the trademark tranche) under the amended credit facility and used the proceeds plus $220.5 million of cash on hand to prepay $506.2 million of its senior notes due 2012 plus accrued and unpaid interest, prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses. At November 25, 2007, there were no borrowings outstanding under the revolving tranche of the amended credit facility as the $96.4 million used above was repaid.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Senior Notes due 2012

On November 17, 2006, the Company repurchased in the open market $50.0 million of its outstanding $575.0 million aggregate principal amount of senior notes due 2012 with the Company’s existing cash and cash equivalents. The Company also paid $6.1 million in premiums and other fees and expenses with the Company’s existing cash and cash equivalents and wrote off $1.2 million of unamortized debt discount and issuance costs related to this repurchase.

On September 19, 2007, the Company commenced a cash tender offer for its remaining $525.0 million aggregate principal amount of senior notes due 2012. The Company also sought consent to amend the indenture under which the notes were issued to eliminate or make less restrictive most of the restrictive covenants, and certain related events of default, contained in the indenture.

By October 18, 2007, tenders and consents were received from holders of $506.2 million, or 96.4%, of the aggregate principal amount of the notes outstanding for a total cash consideration of $566.9 million, consisting of the accrued and unpaid interest, prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses. The total cash consideration was paid using the proceeds of $346.4 million under the amended credit facility plus $220.5 million of cash on hand. Additionally, the Company wrote off $10.6 million of unamortized debt issuance costs and any applicable discounts or premiums relating to the purchase and extinguishment of these notes.

The remaining $18.7 million outstanding 2012 notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on December 15, 2012, and bear interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15. The original notes were offered at a net discount of $3.7 million, which is amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses associated with the original notes of $18.4 million are amortized over the term of the notes to interest expense. The notes became callable on December 15, 2007.

Floating Rate Notes due 2012

As discussed below, on April 4, 2007, the Company borrowed the maximum available of $322.6 million under the senior unsecured term loan due 2014 and used the borrowings plus cash on hand of $66.4 million to redeem all of its outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses, and accrued interest of $9.0 million. The floating rate notes had a per annum interest rate, reset quarterly, equal to LIBOR plus 4.75%, payable quarterly in arrears on January 1, April 1, July 1, and October 1 with a maturity date of April 1, 2012. Costs representing underwriting fees and other expenses of $8.6 million were amortized over the term of the notes to interest expense.

Euro Notes due 2013

On March 11, 2005, the Company issued €150.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. These notes mature on April 1, 2013, and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1. Starting on April 1, 2009, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2008, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of $5.3 million are amortized over the term of the notes to interest expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Exchange offer.  In June 2005, after a required exchange offer, all but €2.0 million of the €150.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

Covenants.  The indenture governing the 2013 Euro notes contains covenants that limit the Company and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or its subsidiaries’ assets.

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

Use of proceeds — Tender offer and redemption of 2008 notes.  In March 2005, the Company purchased pursuant to a tender offer $270.0 million and €89.0 million in principal amount tendered of its then-existing 2008 notes. The Company subsequently redeemed all remaining 2008 notes in April 2005. Both the tender offer and redemption were funded with the proceeds from the issuance of the 2012 floating rate notes and the 2013 Euro notes. The remaining proceeds of $35.2 million and use of $12.6 million of the Company’s existing cash and cash equivalents were used to pay the fees, expenses and premiums payable in connection with the March 2005 offering, the tender offer and the redemption. The Company paid $33.9 million in tender premiums and other fees and expenses and wrote off $9.2 million of unamortized debt discount and issuance costs related to this tender offer and redemption.

Senior Unsecured Term Loan

On March 27, 2007, the Company entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. On April 4, 2007, the Company borrowed the maximum available of $322.6 million under the term loan and used the borrowings plus cash on hand

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

of $66.4 million to redeem all of its outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses, and accrued interest of $9.0 million. The term loan matures on April 4, 2014, and bears interest at 2.25% over LIBOR or 1.25% over the base rate. The term loan may not be prepaid during the first year but thereafter may be prepaid without premium or penalty.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the term loan are comparable to those contained in the indentures governing the Company’s 2013 Euro notes described above.

Senior Notes due 2015

Principal, interest and maturity.  On December 22, 2004, the Company issued $450.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on January 15, 2015, and bear interest at 9.75% per annum, payable semi-annually in arrears on January 15 and July 15. The Company may redeem some or all of the notes prior to January 15, 2010, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. Thereafter, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. Costs representing underwriting fees and other expenses of $10.3 million are amortized over the term of the notes to interest expense.

Use of proceeds — Tender offer and repurchase of senior notes due 2006.  In December 2004, the Company commenced a cash tender offer for the outstanding principal amount of all of its then-existing senior unsecured notes due 2006. The tender offer expired January 12, 2005. The Company purchased pursuant to the tender offer $372.1 million in principal amount of its $450.0 million principal amount of the 2006 notes, using $372.1 million of the gross proceeds of the issuance of the 2015 notes. The Company used the remaining proceeds to repay the remaining 2006 notes at maturity on November 1, 2006. The Company paid $19.7 million in tender premiums and other fees and expenses with the Company’s existing cash and cash equivalents and wrote off $3.3 million of unamortized debt discount and issuance costs related to this tender offer.

Exchange offer.  In June 2005, after a required exchange offer, all but $50,000 of the $450.0 million aggregate principal amount of the notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2013 Euro notes described above.

Additional Euro Senior Notes due 2013 and Senior Notes due 2016

Additional Euro senior notes due 2013.  On March 17, 2006, the Company issued an additional €100.0 million in Euro senior notes due 2013 to qualified institutional buyers. These notes have the same terms and are part of the same series as the €150.0 million aggregate principal amount of Euro-denominated 8.625% senior notes due 2013 the Company issued in March 2005. These notes were offered at a premium of 3.5%, or $4.2 million, which original issuance premium will be amortized over the term of the notes. Costs representing underwriting fees and other expenses of $2.8 million are being amortized over the term of the notes to interest expense.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Senior notes due 2016.  On March 17, 2006, the Company issued $350.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on April 1, 2016, and bear interest at 8.875% per annum, payable semi-annually in arrears on April 1 and October 1. The Company may redeem these notes, in whole or in part, at any time prior to April 1, 2011, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption and a “make-whole” premium. Starting on April 1, 2011, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to April 1, 2009, the Company may redeem up to and including 35% of the original aggregate principal amount of the notes (including additional notes, if any) with the proceeds of one or more public equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. These notes were offered at par. Costs representing underwriting fees and other expenses of $8.0 million are being amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes are comparable to those contained in the indentures governing the Company’s 2013 Euro notes described above.

Exchange offer.  In July 2006, after a required exchange offer, all of the 2016 notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act.

Use of proceeds — Prepayment of term loan.  In March 2006, the Company used the proceeds of the additional 2013 Euro notes and the 2016 notes plus cash on hand to prepay the remaining balance of then existing senior secured term loan of $488.8 million.

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

Loss on Early Extinguishment of Debt

For the year ended November 25, 2007, the Company recorded a loss of $63.8 million on early extinguishment of debt as a result of its redemption of its floating rate senior notes due 2012 during the second quarter of 2007 and its repurchase of $506.2 million of its 12.25% senior notes due 2012 during the fourth quarter of 2007. The 2007 losses were comprised of prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses of $46.7 million and the write-off of $17.1 million of unamortized capitalized costs and debt discount.

For the year ended November 26, 2006, the Company recorded losses of $40.3 million on early extinguishment of debt primarily as a result of its prepayment in March 2006 of the remaining balance of its term loan of $488.8 million, the amendment in May 2006 of its senior secured revolving credit facility and open market repurchases of $50.0 million of its 2012 senior unsecured notes in November 2006. The 2006 losses were comprised

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

of prepayment premiums and other fees and expenses of $23.0 million and the write-off of $17.3 million of unamortized capitalized costs.

For the year ended November 27, 2005, the Company recorded losses of $66.1 million on early extinguishment of debt primarily as a result of its repurchase of $372.1 million of its $450.0 million principal amount 2006 senior unsecured notes in January 2005, and repurchase and redemption of all of its outstanding $380.0 million and €125.0 million 2008 senior unsecured notes in March and April 2005. The 2005 losses were comprised of tender offer premiums and other fees and expenses of $53.6 million and the write-off of $12.5 million of unamortized capitalized costs and debt discount.

Principal Payments on Short-term and Long-term Debt

The table below sets forth, as of November 25, 2007, the Company’s required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)

2008	$81,214
2009	70,875
2010	—
2011	—
2012	108,250
Thereafter	1,700,067

Total future debt principal payments	$1,960,406

Short-term Credit Lines and Standby Letters of Credit

The Company’s unused lines of credit totaled approximately $368.6 million at November 25, 2007. As of November 25, 2007, the Company’s total availability of $447.2 million under its senior secured revolving credit facility was reduced by $78.6 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $368.6 million. Included in the $78.6 million of letters of credit on November 25, 2007, were $6.2 million of trade letters of credit and bankers’ acceptances, $8.7 million of other credit usage and $63.6 million of stand-by letters of credit with various international banks, of which $37.5 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during 2007, 2006 and 2005 was 9.59%, 10.23% and 10.51%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Dividends and Restrictions

The Company’s senior secured revolving credit facility agreement contains a covenant that restricts the Company’s ability to pay dividends to its stockholders. As of November 25, 2007, this covenant was suspended by virtue of the Company’s unused availability under the credit facility exceeding $100.0 million. In addition, the terms of certain of the indentures relating to the Company’s unsecured notes limit the Company’s ability to pay

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

dividends. Subsidiaries of the Company that are not wholly-owned subsidiaries (the Company’s Japanese subsidiary is the only such subsidiary) are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s senior secured revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

Capital Leases

The Company has capital lease obligations, primarily comprised of a logistics services agreement in Europe with a third party that includes machinery and equipment. This agreement includes an initial fixed term of approximately five years which runs through 2009 and provides for a renewal option.

The total cost of the Company’s capital lease assets and accumulated depreciation was $16.7 million and $8.3 million, respectively, as of November 25, 2007, and $10.4 million and $5.6 million, respectively, as of November 26, 2006.

The minimum future lease payments required under the Company’s capital leases and the present values of the minimum future lease payments as of November 25, 2007, were as follows:

(Dollars in thousands)

2008	$3,027
2009	5,572
2010	105
2011	18
2012	3
Thereafter	—

Total minimum future lease payments	8,725
Less: amount representing interest	548

Present value of minimum future lease payments	8,177
Current maturities	2,701

Long-term capital leases, less current maturities	$5,476

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value — including accrued interest — of the Company’s financial instrument liabilities for the periods presented are as follows:

	November 25, 2007		November 26, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in thousands)

Debt Instruments:
U.S. dollar notes(1)	$(1,415,690)	$(1,373,656)	$(1,758,324)	$(1,923,365)
Euro notes	(378,705)	(361,384)	(335,483)	(351,177)
Yen-denominated Eurobond	(185,258)	(153,122)	(173,328)	(168,144)
Short-term and other borrowings	(10,776)	(10,776)	(12,103)	(12,103)

Total	$(1,990,429)	$(1,898,938)	$(2,279,238)	$(2,454,789)

Foreign Exchange Contracts:
Forward contracts	$(6,253)	$(6,253)	$(1,667)	$(1,667)
Option contracts	—	—	(577)	(577)

Total	$(6,253)	$(6,253)	$(2,244)	$(2,244)

(1)	The decrease in fair value at November 25, 2007, compared to November 26, 2006, is primarily due to the repurchase of over 96% of the Company’s 12.25% senior notes due 2012 in the fourth quarter of 2007.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 25, 2007, obligations for minimum future payments under operating leases were as follows:

(Dollars in thousands)

2008	$101,418
2009	88,697
2010	80,966
2011	73,404
2012	64,931
Thereafter	109,525

Total minimum future lease payments	$518,941

The amounts shown for total minimum future lease payments under operating leases have not been reduced by estimated future income of $13.1 million from non-cancelable subleases, and have not been increased by estimated future operating expense and property tax escalations.

In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 72 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

expense for the years ended November 25, 2007, November 26, 2006, and November 27, 2005, was $110.5 million, $91.8 million and $77.6 million, respectively.

Subsequent to November 25, 2007, the Company entered into a ten-year lease for retail space in Times Square in New York City. The lease has annual rent of approximately $4 million and includes two five-year renewal options.

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. As of November 25, 2007, the Company had U.S. dollar spot and forward currency contracts to buy $622.1 million and to sell $293.6 million against various foreign currencies. The Company also had Euro forward currency contracts to buy 8.3 million Euros ($12.3 million equivalent) against the Norwegian Krone and Swedish Krona. These contracts are at various exchange rates and expire at various dates through December 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful termination litigation.  On April 14, 2003, two former employees of the Company’s tax department filed a complaint in the Superior Court of the State of California for San Francisco County in which they allege that they were wrongfully terminated in December 2002. Plaintiffs allege, among other things, that Levi Strauss & Co. engaged in a variety of fraudulent tax-motivated transactions over several years, that the Company manipulated tax reserves to inflate reported income and that the Company fraudulently failed to set appropriate valuation allowances against deferred tax assets. They also allege that, as a result of these and other tax-related transactions, the Company’s financial statements for several years violated generally accepted accounting principles in the United States and SEC regulations and are fraudulent and misleading, that reported net income for these years was overstated and that these various activities resulted in the Company paying excessive and improper bonuses to management for fiscal year 2002. Plaintiffs in this action further allege that they were instructed by the Company to withhold information concerning these matters from the Company’s independent registered public accounting firm and the IRS, that they refused to do so and, because of this refusal, they were wrongfully terminated. Plaintiffs seek a number of remedies, including compensatory and punitive damages, attorneys’ fees, restitution, injunctive relief and any other relief the court may find proper.

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

On December 7, 2004, plaintiffs requested and the Company agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. Trial of plaintiffs’ Sarbanes-Oxley claim, plaintiffs’ defamation claim and the Company’s counter-claims is currently set for May 27, 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The Company is vigorously defending these cases and is pursuing its related cross-complaint against the plaintiffs in the state case. The Company does not expect this litigation to have a material impact on its financial condition, results of operations or cash flows.

Class actions securities litigation.  On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against the Company, a former chief executive officer, a former chief financial officer, a former corporate controller, former and current directors and financial institutions alleged to have acted as its underwriters in connection with its April 6, 2001, and June 16, 2003, registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

The action purports to be brought on behalf of purchasers of the Company’s bonds who made purchases pursuant or traceable to its prospectuses dated March 8, 2001, or April 28, 2003, or who purchased the Company’s bonds in the open market from January 10, 2001, to October 9, 2003. The action makes claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s SEC filings and other public statements. Specifically, the action alleges that certain of the Company’s financial statements and other public statements during this period materially overstated its net income and other financial results and were otherwise false and misleading, and that its public disclosures omitted to state that the Company made reserve adjustments that plaintiffs allege were improper. Plaintiffs contend that these statements and omissions caused the trading price of the Company’s bonds to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On May 26, 2004, the court related this action to the federal wrongful termination action discussed above, such that each action is pending before the same judge. On July 15, 2004, the Company filed a motion to dismiss this action. On September 11, 2007, in the matter In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW, pending before the United States District Court for the Northern District of California, San Jose Division, the Court dismissed the Section 10(b) and 20(a) claims and dismissed the tax fraud aspects of the Section 11 and 15 claims. The Court also limited the plaintiff class on the Section 11 and 15 claims by eliminating from the class those bondholders who purchased the bonds in private offerings and then exchanged them for registered bonds in the subsequent exchange offer. Plaintiffs filed an amended complaint with respect to the tax-fraud claims on January 14, 2008, and the Company stipulated with the plaintiffs that its response will be due on or before March 21, 2008, subject to court approval.

The Company is vigorously defending this case. The Company cannot currently predict the impact, if any, that this action may have on its financial condition, results of operations or cash flows.

Other litigation.  In the ordinary course of business, the Company has various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any of these pending legal proceedings that will have a material impact on its financial condition, results of operations or cash flows.

NOTE 8:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The global scope of the Company’s business operations exposes it to the risk of fluctuations in foreign currency markets. The Company’s exposure results from certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at its subsidiary level. The Company actively manages forecasted exposures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The Company uses a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, the Company enters into various financial instruments including forward exchange and option contracts to hedge certain forecasted transactions as well as certain firm commitments, including third-party and intercompany transactions. The Company manages the currency risk as of the inception of the exposure. The Company only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk.

The Company has not applied hedge accounting to its foreign currency derivative transactions, except for certain forecasted intercompany royalty cash flows through the first quarter of 2007 and net investment hedging activities.

The table below provides an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in the “Accumulated other comprehensive income (loss)” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets.

	Accumulated Other Comprehensive Income (Loss)
	November 25, 2007		November 26, 2006
	Realized	Unrealized	Realized	Unrealized
		(Dollars in thousands)

Cash flow hedge gains (losses)	$—	$38	$—	$(2,217)
Net investment hedge gains (losses):
Derivative instruments	4,637	—	4,637	—
Euro senior notes	—	(59,620)	—	(16,270)
Yen-denominated Eurobond	—	(4,510)	—	398
Cumulative income taxes	(1,230)	24,874	(1,230)	6,906

	$3,407	$(39,218)	$3,407	$(11,183)

On February 23, 2007, the Company discontinued its cash flow hedge designation. Changes in the fair value of these derivatives after the de-designation were recognized in “Other income (expense), net.” Subsequent to that date, amounts in “Accumulated other comprehensive income (loss)” were reclassified to “Other income (expense), net,” as the related forecasted transactions affected earnings, through December 2007.

As of November 25, 2007, and November 26, 2006, the Company had no foreign currency derivatives outstanding hedging the net investment in its foreign operations. During 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations.

The Company designates its outstanding 2013 Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges. The fluctuation as compared to prior year was driven primarily by the weakening of the U.S. Dollar against the Euro and the Japanese Yen.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other income, net” in the Company’s consolidated statements of income.

	Other Income, Net
	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

Foreign exchange management losses (gains):
Realized	$16,137	$10,695	$(1,368)
Unrealized	5,934	401	2,430

Total	$22,071	$11,096	$1,062

As of November 25, 2007, and November 26, 2006, fair values of derivative instruments associated with the Company’s foreign exchange management activities were liabilities of $6.3 million and $2.2 million, respectively.

NOTE 9:	GUARANTEES

Guarantees.  See Note 5 regarding guarantees of the Company’s senior secured revolving credit facility.

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

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of November 25, 2007, November 26, 2006, and November 27, 2005. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

For the years ended November 25, 2007, November 26, 2006, and November 27, 2005, the Company recognized restructuring charges, net, of $14.5 million, $14.1 million and $16.6 million, respectively. The following tables summarize the restructuring activity for these years and the related restructuring liabilities balances as of November 25, 2007, November 26, 2006, November 27, 2005, and November 28, 2004:

	2007 Restructuring Activities
	Liabilities				Liabilities	Cumulative
	November 26,				November 25,	Charges
	2006	Charges	Utilization	Adjustments	2007	To Date
	(Dollars in thousands)
2007 reorganization initiatives:(1)
Severance and employee benefits	$—	$6,029	$(138)	$(1,548)	$4,343	$4,481
Other restructuring costs	—	231	(43)	—	188	231
Asset impairment	—	9,070	(9,070)	—	—	9,070
Prior reorganization initiatives:(2)
Severance and employee benefits	9,001	225	(6,870)	(806)	1,550	122,595
Other restructuring costs	11,746	1,150	(5,679)	107	7,324	39,130

Total	$20,747	$16,705	$(21,800)	$(2,247)	$13,405	$175,507

Current portion	$13,080				$8,783
Long-term portion	7,667				4,622

Total	$20,747				$13,405

(1)	On March 1, 2007, the Company announced the reorganization of its Eastern European operations to reduce complexity and streamline business processes. This reorganization will result in the elimination of the jobs of approximately ten employees through the second quarter of 2008.

On March 22, 2007, the Company announced its intent to close and sell its distribution center in Heusenstamm, Germany to enhance operational efficiencies in its European distribution network and concentrate logistics activities with the Company’s central logistics provider in Bornem, Belgium. The distribution center closed at the end of November 2007. In addition, the sales office for the German business, which is also located at the Heusenstamm facility, will move to a more central location in Frankfurt, Germany in the third quarter of 2008. This initiative will result in the elimination of the jobs of approximately 51 employees; nine jobs were eliminated as of November 25, 2007. The Company expects to eliminate the remaining jobs through the third quarter of 2008.

Current year charges include the estimated severance that will be payable to the terminated employees in respect of both of these 2007 reorganization initiatives. Additionally, as a result of the Heusenstamm facility closure, the Company recorded a $9.1 million impairment charge during 2007 relating to the write-down of building, land and some machinery and equipment to their estimated fair values. The Company utilized prices for similar assets to determine the fair value of the impaired assets.

The Company estimates that it will incur additional restructuring charges related to these actions of approximately $3.0 million, principally in the form of additional termination benefits and facility-related costs, which will be recorded in future periods.

(2)	Prior reorganization initiatives include organizational changes and plant closures in 2002-2006, primarily in North America and Europe. Of the $8.9 million restructuring liability at November 25, 2007, $1.1 million resulted from its distribution facility closure in Little Rock, Arkansas, that commenced in 2006; $0.2 million resulted from the consolidation of its Nordic operations into its European headquarters in Brussels in 2006 and $7.6 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities.

The Company estimates that it will incur future additional restructuring charges of approximately $2.6 million and to eliminate the jobs of approximately two employees by the end of the second quarter of 2008 related to these actions.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

	2006 Restructuring Activities
	Liabilities				Liabilities
	November 27,				November 26,
	2005	Charges	Utilization	Adjustments	2006
	(Dollars in thousands)

2006 and prior reorganization initiatives	$22,655	$16,039	$(16,057)	$(1,890)	$20,747

Restructuring charges in 2006 relate primarily to severance and employee benefit costs for activities associated with the closure of the Company’s distribution center in Little Rock, Arkansas, the reorganization of its Nordic operations and the decision to stop selling the Signature by Levi Strauss & Co.tm brand in Europe. The distribution center closure resulted in the elimination of the jobs of approximately 315 employees.

	2005 Restructuring Activities
	Liabilities				Liabilities
	November 28,				November 27,
	2004	Charges	Utilization	Adjustments	2005
	(Dollars in thousands)

2004 and prior reorganization initiatives	$50,839	$22,943	$(44,817)	$(6,310)	$22,655

Restructuring charges in 2005 relate primarily to severance and employee benefit related payments and facility closure costs for activities associated with the Company’s U.S., Europe and Dockers® Europe reorganization initiatives that commenced in 2004.

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

Adoption of SFAS 158.  On November 25, 2007, the Company adopted SFAS 158, which required recognition of the funded status of pension plans and other postretirement benefit plans on the consolidated balance sheet and to measure plan assets and the benefit obligations as of the balance sheet date. The adoption of SFAS 158 did not have an impact on the Company’s net periodic benefit cost (income) recognized in the consolidated statements of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

income. The following table reflects the incremental effect of applying SFAS 158 on individual balance sheet line items for both the pension and postretirement benefit plans combined:

	November 25, 2007
	Before		After
	Adoption	Adjustments	Adoption
	(Dollars in millions)

Prepaid benefit cost(1)	$90.6	$(16.6)	$74.0
Deferred tax asset	143.0	(29.0)	114.0
Total assets	2,896.3	(45.6)	2,850.7
Total pension and postretirement benefit liability	446.1	(118.4)	327.7
Total liabilities	3,363.0	(118.4)	3,244.6
Accumulated other comprehensive income (loss), net of tax	(7.2)	72.8	65.6
Total stockholders’ deficit	(470.8)	72.8	(398.0)

(1)	Included in “Other assets” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The following tables summarize activity of the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
		(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$1,049,773	$987,335	$203,831	$224,000
Service cost	7,930	7,536	713	769
Interest cost	58,238	56,709	10,833	12,411
Plan participants’ contribution	1,384	1,334	7,063	7,637
Plan amendments	—	(1,654)	—	—
Actuarial (gain) loss(1)	(124,363)	25,004	(12,400)	(12,891)
Net curtailment loss	968	1,879	544	722
Impact of foreign currency changes	16,743	19,297	—	—
Plan settlements	(460)	(739)	—	—
Special termination benefits	164	1,110	—	500
Benefits paid(2)	(52,684)	(48,038)	(31,003)	(29,317)

Benefit obligation at end of year	$957,693	$1,049,773	$179,581	$203,831

Change in plan assets:
Fair value of plan assets at beginning of year	$838,764	$727,798	$—	$—
Actual return on plan assets	71,136	79,548	—	—
Employer contribution(3)	12,611	68,603	23,940	21,680
Plan participants’ contributions	1,384	1,334	7,063	7,637
Plan settlements	(460)	(539)	—	—
Impact of foreign currency changes	12,815	10,058	—	—
Benefits paid(2)	(52,684)	(48,038)	(31,003)	(29,317)

Fair value of plan assets at end of year	883,566	838,764	—	—

Funded status at end of year	$(74,127)	(211,009)	$(179,581)	(203,831)

Unrecognized net transition obligation		677		—
Unrecognized prior service cost (benefit)		1,660		(264,396)
Unrecognized net actuarial loss		169,229		66,457

Net amount recognized on balance sheet at end of year		$(39,443)		$(401,770)

(1)	Actuarial (gains) and losses in the Company’s pension benefit obligation were driven by changes in discount rate assumptions, primarily for the Company’s U.S. pension plans.

(2)	The Company’s subsidy cash receipts related to Medicare Part D for 2007 and 2006 were not material.

(3)	During 2006, the Company voluntarily funded the U.S. pension plans by an amount of $22.4 million in excess of actuarial recommendations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Amounts recognized in the consolidated balance sheets as of November 25, 2007, and November 26, 2006, consist of the following:

	November 25, 2007
	Pension	Postretirement
	Benefits	Benefits
	(Dollars in thousands)

Prepaid benefit cost(1)(2)	$74,027	$—
Accrued benefit liability — current portion	(9,877)	(22,134)
Accrued benefit liability — long-term portion	(138,277)	(157,447)

	$(74,127)	$(179,581)

Accumulated other comprehensive income (loss):
Net actuarial loss	$(24,517)	$(49,166)
Net prior service (cost) benefit	(737)	165,154
Net transition obligation	(231)	—

	$(25,485)	$115,988

	November 26, 2006
	Pension	Postretirement
	Benefits	Benefits
	(Dollars in thousands)

Prepaid benefit cost(1)	$3,248	$—
Intangible asset(1)	3,370	—
Accrued benefit liability — current portion	(12,489)	(22,582)
Accrued benefit liability — long-term portion	(174,991)	(379,188)
Accumulated other comprehensive income (loss):
Additional minimum pension liability	141,419	—

	$(39,443)	$(401,770)

(1)	Included in “Other assets” on the Company’s consolidated balance sheets.

(2)	The Company does not expect any plan assets will be returned during 2008.

The Company’s pension and postretirement liabilities reflected on the consolidated balance sheets as of November 25, 2007, and November 26, 2006, consist of the following:

	Pension Liability		Postretirement Liability
	2007	2006	2007	2006
		(Dollars in thousands)

Current portion of SFAS 87/106 plans	$9,877	$12,489	$22,134	$22,582
Current portion of other benefit plans	1,505	1,256	—	—

Total current benefit plans	$11,382	$13,745	$22,134	$22,582

Long-term portion of SFAS 87/106 plans	$138,277	$174,991	$157,447	$379,188
Long-term portion of other benefit plans	9,140	9,099	—	—

Total long-term benefit plans	$147,417	$184,090	$157,447	$379,188

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The accumulated benefit obligation for all defined benefit plans was $0.9 billion and $1.0 billion at November 25, 2007, and November 26, 2006, respectively. Information for the Company’s defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2007	2006
	(Dollars in thousands)

Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$188,621	$982,499
Aggregate fair value of plan assets	68,820	811,159
Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$254,177	$1,039,422
Aggregate fair value of plan assets	106,530	830,740

Amounts in the table above decreased in 2007 primarily due to the reduction of plan benefit obligations in the Company’s U.S. pension plans, which resulted in the benefit obligations being equal to or less than plan assets. These plans were not fully funded in 2006.

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)

Service cost	$7,930	$7,536	$8,680	$713	$769	$1,098
Interest cost	58,237	56,709	54,921	10,833	12,411	18,119
Expected return on plan assets	(60,252)	(53,082)	(53,053)	—	—	—
Amortization of prior service cost (benefit)(1)	3,614	1,311	2,557	(45,726)	(55,109)	(57,557)
Amortization of transition asset	491	571	412	—	—	—
Amortization of actuarial loss	6,059	6,747	5,051	4,682	6,089	18,130
Net curtailment loss (gain)(2)	1,188	7,699	—	(52,763)	(29,041)	—
Special termination benefit	164	1,110	—	—	500	—
Net settlement loss(3)	55	5,098	3	—	—	—

Net periodic benefit cost (income)	$17,486	$33,699	$18,571	$(82,261)	$(64,381)	$(20,210)

(1)	Postretirement benefits amortization of prior service benefit recognized during each of years 2007, 2006 and 2005, relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	The pension benefit curtailment loss recognized during 2006 relates primarily to a $5.4 million charge in respect of the supplemental executive retirement plan as a result of the retirement of the Company’s then president and chief executive officer, Philip A. Marineau. Postretirement benefit curtailment gains during 2007 and 2006 are described in detail below.

(3)	For the year ended November 26, 2006, amount primarily consists of net loss from the settlement of liabilities of certain participants in the Company’s hourly and salary pension plans in Canada as a result of prior plant closures.

In 2007, the Company entered into a new labor agreement with the union that represents many of its distribution-related employees in North America, which contained a voluntary separation and buyout program. As a result of the voluntary terminations that occurred with this program, the Company remeasured certain pension and postretirement benefit obligations as of July 31, 2007, which resulted in an estimated $31.7 million postretirement benefit curtailment gain, attributable to the accelerated recognition of benefits associated with prior plan changes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Of the total $31.7 million, $27.5 million was recognized during 2007 related to employees that elected the buyout and left the Company. The remaining curtailment gain of $4.2 million will be recognized when the remaining employees voluntarily leave. The Company expects all remaining employees who elected the buyout to leave the Company by the end of the first quarter of 2008.

As a result of the 2006 closure of and job reductions related to the Company’s facility in Little Rock, Arkansas, the Company recognized a $54.3 million curtailment gain attributable to the accelerated recognition of prior service benefit associated with prior plan amendments. Of the curtailment gain, $25.3 million and $29.0 million were recognized during 2007 and 2006, respectively, as the related employees terminated. See Note 10 for more information on the facility closure.

The estimated net loss and net prior service benefit for the Company’s defined benefit pension and postretirement benefit plans, respectively, that will be amortized from “Accumulated other comprehensive income (loss)” into net periodic benefit cost (benefit) in 2008 are expected to be $1.5 million and $(37.4) million, respectively.

Assumptions used in accounting for the Company’s benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate(1)	5.6%	5.8%	5.6%	5.7%
Expected long-term rate of return on plan assets	7.3%	7.5%
Rate of compensation increase	3.9%	3.9%
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.7%	5.6%	6.4%	5.6%
Rate of compensation increase	4.0%	3.9%
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			10.0%	11.0%
Rate trend to which the cost trend is assumed to decline			5.0%	5.0%
Year that rate reaches the ultimate trend rate			2012	2013

(1)	As a result of the new union labor agreement for distribution-related employees in North America, actuarial assumptions were revised in remeasurement of the impacted plans in July 2007. Net periodic benefit cost (income) related to these plans for the remainder of the fiscal year reflects the revised assumptions.

The Company utilized a bond pricing model comprised of U.S. AA corporate bonds that was tailored to the attributes of its pension and postretirement plans to determine the appropriate discount rate to use for its U.S. benefit plans. The Company utilized a variety of country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of its foreign subsidiaries.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement benefits plans. A one-percentage-point change in assumed health care cost trend rates would have no significant effect on the total service and interest cost components or on the postretirement benefit obligation.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The allocation of the Company’s consolidated pension plan assets, by asset category was as follows:

	November 25,	November 26,
	2007	2006

Equity securities	46.0%	45.9%
Debt securities	43.4%	44.3%
Real estate and other	10.6%	9.8%

Total	100.0%	100.0%

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

The Company’s estimated future benefit payments to participants, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

	Pension	Postretirement
	Benefits	Benefits	Total
	(Dollars in thousands)

Fiscal year
2008	$51,891	$24,046	$75,937
2009	50,506	24,038	74,544
2010	50,719	23,868	74,587
2011	52,183	23,400	75,583
2012	54,470	22,371	76,841
2013-2017	314,403	92,236	406,639

The Company estimates Medicare subsidy receipts of approximately $1.9 million, $2.2 million, $2.6 million, $3.0 million, $3.4 million, and $21.4 million in fiscal years ending 2008, 2009, 2010, 2011, 2012 and next five years thereafter, respectively. Accordingly, the Company’s net contributions to the pension and postretirement plans in 2008 are estimated to be approximately $16.4 million and $22.1 million, respectively. The Company does not anticipate any voluntary funding of its qualified U.S. pension plans in 2008.

NOTE 12:	EMPLOYEE INVESTMENT PLANS

The Company maintained two employee investment plans as of November 25, 2007. The Employee Savings and Investment Plan of Levi Strauss & Co. (“ESIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible home office employees and U.S. field employees, respectively.

The Company matches 100% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 7.5% of eligible compensation. Under ELTIS, the Company may match 50% of participants’ contributions to all funds maintained under the qualified plan up to the first 10% of eligible compensation. Employees are immediately 100% vested in the Company match. The Company matched eligible employee contributions in ELTIS at 50% for the fiscal years ended November 25, 2007, November 26, 2006, and November 27, 2005. The ESIP includes a profit sharing feature that provides Company contributions of 1.0%-2.5% of home office employee eligible pay if the Company meets or exceeds its earnings target by

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

110%. The ELTIS also includes a profit sharing provision with payments made at the sole discretion of the board of directors.

Total amounts charged to expense for the years ended November 25, 2007, November 26, 2006, and November 27, 2005, were $10.2 million, $9.5 million and $9.1 million, respectively.

NOTE 13:	EMPLOYEE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon business unit and corporate financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for the years ended November 25, 2007, November 26, 2006, and November 27, 2005, were $42.4 million, $64.9 million and $67.3 million, respectively. As of November 25, 2007, and November 26, 2006, the Company had accrued $45.9 million and $66.1 million, respectively, for the AIP.

Long-Term Incentive Plans

2006 Equity incentive plan and 2005 Senior executive long-term incentive plan.  In July 2006, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2006 Equity Incentive Plan (“EIP”). In 2005, the Company established the Senior Executive Long-Term Incentive Plan (“SELTIP”). The SELTIP was established to provide long-term incentive compensation for the Company’s senior management. For more information on these plans, see Note 14.

2005 Long-term incentive plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the Company’s target earnings before interest, taxes, depreciation and amortization (“EBITDA”), excluding restructuring charges, for the three-year period; and (ii) the target compound annual growth rate in the Company’s earnings before interest, taxes, depreciation and amortization over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives. In 2007 and 2006, additional grants of LTIP awards were made with the same terms as the 2005 grant with the exception of the Company’s target earnings measure. The 2007 and 2006 grant’s earnings measure will be earnings before interest and taxes, excluding restructuring charges, over the three-year period.

The Company recorded expense for the LTIP of $5.1 million, $19.6 million and $9.9 million for the years ended November 25, 2007, November 26, 2006, and November 27, 2005, respectively. As of November 25, 2007, and November 26, 2006, the Company had accrued a total of $34.4 million and $29.3 million, respectively, for the LTIP, of which $26.6 million was recorded in “Accrued salaries, wages and benefits” as of November 25, 2007, and $7.8 million and $29.3 million were recorded in “Long-term employee related benefits” as November 25, 2007, and November 26, 2006, respectively, on the Company’s consolidated balance sheets.

2005 Management incentive plan (“MIP”).  In 2005, the Company established a two-year cash incentive plan for the Company’s management employees including its executive officers. The MIP covered approximately 1,000 employees worldwide. The amount of the cash incentive earned was based on the Company’s EBITDA performance in 2005 and 2006. Incentive amounts were paid in two portions: the first payout was made in February 2006 based on achievement of the Company’s 2005 total company EBITDA target, and the second payout was made in February 2007 based on total company performance against the incentive plan’s two-year cumulative EBITDA and EBITDA growth targets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

The Company recorded expense for the MIP of $13.7 million and $17.9 million for the years ended November 26, 2006, and November 27, 2005, respectively. As of November 26, 2006, the Company had accrued a total of $20.2 million for the MIP, of which $20.2 million was recorded in “Accrued salaries, wages and benefits.”

NOTE 14:	STOCK-BASED COMPENSATION

During 2006, the Company adopted SFAS 123R. For the years ended November 25, 2007, and November 26, 2006, the Company recognized stock-based compensation expense of $5.1 million and $5.0 million, and related income tax benefits of $2.0 million and $1.9 million, respectively. As of November 25, 2007, there was $16.0 million of total unrecognized compensation cost related to nonvested awards, which cost is expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years. No compensation cost has been capitalized in the accompanying consolidated financial statements.

Prior to the adoption of SFAS 123R, the Company accounted for share-based awards under APB 25. Share-based compensation expense recognized in the year ended November 27, 2005, was not material to the consolidated financial statements, and due to the nature of the awards, was equivalent to the expense that would have been recognized had the Company been accounting for share-based awards under SFAS 123.

2006 Equity Incentive Plan

In 2006, the Company adopted the 2006 Equity Incentive Plan (“EIP”). A variety of stock awards, including stock options, restricted stock and restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be made under the EIP. The Equity Incentive Plan also provides for the grant of performance awards in the form of equity or cash. In fiscal 2007, the Company amended the EIP, increasing the aggregate number of common stock shares available for grant from 418,175 to 700,000 share units, provided, however, that this number automatically adjusts upward to the extent necessary to satisfy the exercise of SARs and RSUs under the terms of the EIP.

Under the EIP, stock and performance awards have a maximum contractual term of ten years and generally must have an exercise price at least equal to the fair market value of the Company’s common stock on the date the award is granted. The Company’s common stock is not listed on any established stock exchange. Accordingly, as contemplated by the EIP, the stock’s fair market value is determined by the Board based upon a valuation performed by Evercore. Awards vest according to terms determined at the time of grant and which may vary with each grant. Unvested stock awards are subject to forfeiture upon termination of employment prior to vesting, but are subject in some cases to early vesting upon specified events, including certain corporate transactions as defined in the EIP. Some stock awards are payable in either shares of the Company’s common stock or cash at the discretion of the Board as determined at the time of grant.

Upon the exercise of a SAR, the participant will receive a voting trust certificate representing a share of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised. Recipients of RSUs will receive one voting trust certificate representing a share of the Company’s common stock six months after discontinuation of service with the Company for each fully vested unit held at that date.

Put rights.  Prior to an initial public offering (“IPO”) of the Company’s common stock, a participant (or estate or other beneficiary of a deceased participant) may require the Company to repurchase shares of the common stock held by the participant at then-current fair market value (a “put right”). Put rights may be exercised only with respect to shares of the Company’s common stock that have been held by a participant for at least six months following their issuance date, thus exposing the holder to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards, and are accounted for in “Stockholders’ deficit” in the accompanying consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Call rights.  Prior to an IPO, the Company also has the right to repurchase shares of its common stock represented by the voting trust certificate held by a participant (or estate or other beneficiary of a deceased participant, or other permitted transferee) at then-current fair market value (a “call right”). Call rights run with an award and any shares of common stock acquired pursuant to the award. If the award or common stock is transferred to another person, that person is subject to the call right. As with the put rights, call rights may be exercised only with respect to shares of common stock that have been held by a participant for at least six months following their issuance date.

Temporary equity.  The provisions of SAB 107 require that equity-classified awards that may be settled in cash at the option of the holder must be presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets represents the portion of the intrinsic value of these awards relating to the elapsed service period since the grant date. The increase in temporary equity during the year ended November 25, 2007, was due to the regular vesting of outstanding awards and the increase in the fair value of the Company’s common stock.

SARs.  SAR unit activity during the year ended November 25, 2007, was as follows:

				Weighted-Average
		Weighted-Average	Range of	Remaining
	Units	Exercise Price	Exercise Prices	Contractual Life (Yrs)

Nonvested and outstanding at November 26, 2006	1,318,310	$42.00	$42
Granted	471,922	63.20	$52.25-68
Exercised	—	—
Forfeited	(150,376)	42.00	$42

Nonvested and outstanding at November 25, 2007	1,639,856	$48.11	$42-68	5.8

Vested and exercisable at November 25, 2007	—	$—	—	—

The vesting terms of SARs range from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years.

The weighted-average grant date fair value of SARs were estimated using a Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	SARs Granted
	2007	2006

Weighted-average grant date fair value	$24.79	$13.92
Weighted-average assumptions:
Expected life (in years)	5.5	4.2
Expected volatility	31.8%	30.7%
Risk-free interest rate	4.7%	5.1%

RSUs.  In the third quarter of 2007, the Company granted 10,301 RSUs to certain members of its Board of Directors, with an aggregate grant-date fair value of $0.7 million derived from the Evercore stock valuation. RSUs vest in a series of three equal installments at thirteen months, twenty-four months and thirty-six months following the date of grant. However, if the recipient’s continuous service terminates for reason other than cause after the first

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. As of November 25, 2007, no units were vested or exercisable.

Senior Executive Long-Term Incentive Plan

In 2005, the Company established the SELTIP to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the Board are eligible to participate in the SELTIP. The SELTIP provided for a one-time grant of units that vest over three years and are payable in cash. After the payout of the vested units in 2008, the plan will terminate. The exercise price for each grant, and the values used to determine appreciation and payouts, are approved by the Board and take into account the Evercore stock valuation. These values do not incorporate any discount related to the illiquid nature of the Company’s stock. Unvested units are subject to forfeiture upon termination of employment with cause, but are subject in some cases to early vesting upon specified events, including termination of employment without cause as defined in the agreement. Under SFAS 123R, the SELTIP units are classified as liability instruments as they will be settled in cash.

A summary of unit activity under the SELTIP during the year ended November 25, 2007, was as follows:

		Weighted-Average
	Units	Exercise Price

Nonvested and outstanding at November 26, 2006	196,504	$54.00
Granted	—	—
Exercised	(83,334)	54.00
Forfeited	(20,000)	54.00

Outstanding at November 25, 2007	93,170	$54.00

Vested and exercisable at November 25, 2007	93,170	$54.00

The fair value per unit of the fully vested SELTIP units at November 25, 2007, was $13, based on the value of the Company’s common stock as of that date. The fair value of the SELTIP units at November 26, 2006, was determined using the Black-Scholes option-pricing model using the following assumptions: an expected life of 0.6 years, an expected volatility of 30.7% and a risk-free interest rate of 5.1%.

The units exercised in 2007 relate to the retirement on November 26, 2006, of Mr. Philip A. Marineau, the Company’s former CEO. To settle these vested units, the Company paid Mr. Marineau $1.2 million in cash in February 2007. The Company recognized a tax benefit of $0.5 million related to the payment. The Company expects to settle the vested awards outstanding as of November 25, 2007, by paying an aggregate of $1.2 million in cash to the unit holders in February 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 15:	LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits was comprised of the following:

	November 25,	November 26,
	2007	2006
	( Dollars in thousands)

Workers’ compensation	$34,499	$34,451
Deferred compensation	71,404	71,458
Non-current portion of liabilities for long-term incentive plans	7,807	30,499

Total	$113,710	$136,408

Workers’ Compensation

The Company maintains a workers’ compensation program in the United States that provides for statutory benefits arising from work-related employee injuries. Beginning in fiscal 2007, the Company accounts for workers’ compensation liabilities gross of expected insurance recoveries. Such amounts were reported net of expected insurance recoveries in prior years and were immaterial. For the years ended November 25, 2007, November 26, 2006, and November 27, 2005, the Company reduced its self-insurance liabilities for workers’ compensation claims by $8.1 million, $13.8 million, and $21.1 million, respectively. The reductions were primarily driven by changes in the Company’s estimated future claims payments as a result of more favorable than projected actual claims development during the year. As of November 25, 2007, and November 26, 2006, the current portions of U.S. workers’ compensation liabilities were $3.7 million and $4.4 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Deferred Compensation

Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 25, 2007, and November 26, 2006, these plan liabilities totaled $15.4 million and $36.1 million, respectively, of which $0.5 million and $21.3 million was included in “Accrued salaries, wages and employee benefits” as of November 25, 2007, and November 26, 2006, respectively. Approximately $14.6 million and $35.3 million of these plan liabilities were associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”) as of November 25, 2007, and November 26, 2006, respectively.

Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The Rabbi Trust is not a feature of this plan. As of November 25, 2007, and November 26, 2006, liabilities for this plan totaled $68.8 million and $73.4 million, respectively, of which $12.3 million and $16.8 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Interest earned by the participants in deferred compensation plans was $8.6 million, $12.0 million and $13.1 million for the years ended November 25, 2007, November 26, 2006, and November 27, 2005, respectively. The charges were included in “Interest expense” in the Company’s consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 16:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is summarized below:

		Translation Adjustments			Unrealized
	Pension and	Net	Foreign	Cash	gain (loss) on
	Postretirement	Investment	Currency	Flow	Marketable
	Benefits	Hedges	Translation	Hedges	Securities	Totals
	(Dollars in thousands)

Accumulated other comprehensive income (loss) at November 28, 2004	$(76,252)	$(8,211)	$(21,444)	$—	$230	$(105,677)

Gross changes	(30,578)	34,876	(21,878)	—	153	(17,427)
Tax	11,583	(13,434)	12,229	—	(59)	10,319

Other comprehensive income (loss), net of tax	(18,995)	21,442	(9,649)	—	94	(7,108)

Accumulated other comprehensive income (loss) at November 27, 2005	(95,247)	13,231	(31,093)	—	324	(112,785)

Gross changes	10,749	(31,807)	6,404	(2,217)	1,956	(14,915)
Tax	(3,678)	12,169	(5,670)	848	(748)	2,921

Other comprehensive income (loss), net of tax	7,071	(19,638)	734	(1,369)	1,208	(11,994)

Accumulated other comprehensive income (loss) at November 26, 2006	(88,176)	(6,407)	(30,359)	(1,369)	1,532	(124,779)

Gross changes(1)	128,635	(48,258)	21,542	2,255	(2,325)	101,849
Tax	(47,837)	18,831	(12,856)	(863)	891	(41,834)

Other comprehensive income (loss), net of tax	80,798	(29,427)	8,686	1,392	(1,434)	60,015

Adjustment to initially apply SFAS 158 (net of tax)	72,805					72,805

Accumulated other comprehensive income (loss) at November 25, 2007	$65,427	$(35,834)	$(21,673)	$23	$98	$8,041

(1)	Amounts in 2007 primarily reflect the impact to the minimum pension liability resulting from the remeasurement of certain pension obligations resulting from the Little Rock, Arkansas, facility closure and the voluntary terminations associated with the 2007 labor agreement. See Note 11 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 17:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net” in the Company’s consolidated statements of income:

	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

Foreign exchange management losses	$22,071	$11,096	$1,062
Foreign currency transaction gains	(20,608)	(16,970)	(14,724)
Interest income	(12,434)	(15,621)	(7,965)
Investment income	(3,574)	(2,047)	(153)
Minority interest — Levi Strauss Japan K.K	909	1,718	1,847
Minority interest — Levi Strauss Istanbul Konfeksiyon	—	—	1,309
Other	(502)	(594)	(4,433)

Total other income, net	$(14,138)	$(22,418)	$(23,057)

The decrease in other income, net, primarily reflects the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against major currencies, including the Euro, the Canadian Dollar and the Japanese Yen between 2007 and 2006 and the Euro and the Japanese Yen between 2006 and 2005.

NOTE 18:	RELATED PARTIES

Directors

Vanessa Castagna, a director of the Company since October 2007, is a former employee of Mervyns LLC, a position she left in February 2007. The Company had net sales to Mervyns LLC in the amount of approximately $144 million from the beginning of fiscal 2006 through the first quarter of 2007, after which Ms. Castagna was no longer an employee of Mervyns LLC.

Stephen Neal, a director of the Company since October 2007, was chief executive officer and chairman of the law firm Cooley Godward Kronish LLP. Mr. Neal stepped down as chief executive officer effective January 1, 2008, but has retained his role as Chairman of the firm. James C. Gaither, a director of the Company until July 2006, was, prior to 2004 senior counsel to the firm. The firm provided legal services to the Company and to the Human Resources Committee of the Company’s Board of Directors in 2007, 2006 and 2005, for which the Company paid fees of approximately $195,000, $465,000 and $235,000, respectively.

Robert E. Friedman, a director of the Company until July 2006, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit organization focused on creating economic opportunity by helping residents of poor communities. In 2006 and 2005, the Levi Strauss Foundation, which is not a consolidated entity of the Company, donated $150,000 and $85,000, respectively, to the Corporation for Enterprise Development.

Agreement with Alvarez & Marsal, Inc.

On December 1, 2003, and as provided by an agreement with Alvarez & Marsal, Inc., the Company appointed James P. Fogarty as its interim chief financial officer; he served until March 7, 2005. The agreement also provided that Antonio Alvarez would serve as senior advisor and executive officer to the Company. Under the terms of the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Company’s agreement, in 2005, the Company paid Alvarez & Marsal $3.7 million. The Company did not obtain services from Alvarez & Marsal in 2007 or 2006.

NOTE 19:	BUSINESS SEGMENT INFORMATION

As a result of establishing a new North America organization in late 2006, the Company changed its reporting segments in 2007 to align with the new operating structure. Results for the Company’s U.S. commercial business units — the U.S. Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm brands — and its operations in Canada and Mexico are now included in a single North America regional segment. The Company’s operations outside North America continued to be organized and managed through its Europe and Asia Pacific regions. For all periods presented, the Company’s Europe region includes Eastern and Western Europe; Asia Pacific includes Asia Pacific, the Middle East, Africa and Central and South America.

Each regional segment is managed by a senior executive who reports directly to the chief operating decision maker: the Company’s chief executive officer. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.

As a result of the changes in the Company’s reporting structure in 2007, the Company reclassified certain U.S. staff costs from “Corporate expense” to the North America segment. The Company reports net trade receivables and inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company revised its business segment information for prior years to conform to the new presentation. No single country other than the United States had net revenues or long-lived assets exceeding 10% of consolidated net revenues or long-lived assets for any of the years presented.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

Business segment information for the Company was as follows:

	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

Net revenues:
North America	$2,541,314	$2,533,533	$2,505,388
Europe	1,016,227	898,042	990,185
Asia Pacific	804,558	761,372	729,237
Corporate	(1,170)	—	—

Consolidated net revenues	$4,360,929	$4,192,947	$4,224,810

Operating income:
North America	$392,366	$401,944	$367,484
Europe	220,580	192,352	213,104
Asia Pacific	122,472	142,576	144,934

Regional operating income	735,418	736,872	725,522
Corporate:
Restructuring charges, net	14,458	14,149	16,633
Postretirement benefit plan curtailment gains	(52,763)	(29,041)	—
Other corporate staff costs and expenses	132,682	138,105	119,629

Total corporate	94,377	123,213	136,262

Consolidated operating income	641,041	613,659	589,260
Interest expense	215,715	250,637	263,650
Loss on early extinguishment of debt	63,838	40,278	66,066
Other income, net	(14,138)	(22,418)	(23,057)

Income before income taxes	$375,626	$345,162	$282,601

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

	November 25, 2007
	North		Asia
	America	Europe	Pacific	Other	Total

Assets:
Trade receivables, net	$364,978	$123,235	$99,720	$19,102	$607,035
Inventories	240,881	149,537	126,557	(1,111)	515,864
Other	—	—	—	1,727,767	1,727,767

Total assets					$2,850,666

	November 26, 2006
	North		Asia
	America	Europe	Pacific	Other	Total

Assets:
Trade receivables, net	$363,940	$113,076	$99,730	$13,229	$589,975
Inventories	325,716	115,676	109,930	(1,259)	550,063
Other	—	—	—	1,664,027	1,664,027

Total assets					$2,804,065

Geographic information for the Company was as follows:

	Year Ended
	November 25,	November 26,	November 27,
	2007	2006	2005
	(Dollars in thousands)

Net revenues:
United States	$2,321,561	$2,326,913	$2,305,127
Foreign countries	2,039,368	1,866,034	1,919,683

Consolidated net revenues	$4,360,929	$4,192,947	$4,224,810

	November 25,	November 26,
	2007	2006
	(Dollars in thousands)

Deferred tax assets:
United States	$585,182	$493,902
Foreign countries	59,126	65,026

	$644,308	$558,928

Long-lived assets:
United States(1)	$543,315	$505,070
Foreign countries	171,101	146,163

	$714,416	$651,233

(1)	Includes over 97% of the Company’s goodwill and other intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 25, 2007, NOVEMBER 26, 2006, AND NOVEMBER 27, 2005

NOTE 20:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of income for the first, second, third and fourth quarters of 2007 and 2006.

	First	Second	Third	Fourth
Year Ended November 25, 2007	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$1,016,299	$997,323	$1,031,702	$1,220,784
Licensing revenue	21,106	19,037	19,466	35,212

Net revenues	1,037,405	1,016,360	1,051,168	1,255,996
Cost of goods sold	539,790	553,233	564,957	660,903

Gross profit	497,615	463,127	486,211	595,093
Selling, general and administrative expenses	295,562	344,792	343,389	402,804
Restructuring charges, net of reversals	12,815	66	(579)	2,156

Operating income	189,238	118,269	143,401	190,133
Interest expense	57,725	55,777	53,142	49,071
Loss on early extinguishment of debt	30	14,299	35	49,474
Other (income) expense, net	(13,588)	(4,306)	172	3,584

Income before taxes	145,071	52,499	90,052	88,004
Income tax expense (benefit)	58,436	6,784	29,158	(179,137)

Net income	$86,635	$45,715	$60,894	$267,141

	First	Second	Third	Fourth
Year Ended November 26, 2006	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$947,874	$944,464	$1,008,929	$1,205,305
Licensing revenue	19,767	16,347	19,340	30,921

Net revenues	967,641	960,811	1,028,269	1,236,226
Cost of goods sold	502,522	515,071	555,592	643,377

Gross profit	465,119	445,740	472,677	592,849
Selling, general and administrative expenses	291,295	323,621	312,082	421,579
Restructuring charges, net of reversals	3,187	7,262	2,615	1,085

Operating income	170,637	114,857	157,980	170,185
Interest expense	66,297	61,791	60,216	62,333
Loss on early extinguishment of debt	7	32,951	—	7,320
Other income, net	(1,148)	(3,429)	(9,524)	(8,317)

Income before taxes	105,481	23,544	107,288	108,849
Income tax expense (benefit)	51,667	(16,658)	58,019	13,131

Net income	$53,814	$40,202	$49,269	$95,718

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

With the approval of our audit committee, KPMG LLP was dismissed as our principal independent accountants effective upon the completion of their audit of our financial statements as of and for the fiscal year ended November 26, 2006, and the issuance of their report thereon. During the two fiscal years ended November 26, 2006, and the subsequent interim period through February 12, 2007, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

KPMG LLP has provided us with a letter stating that they agree that there were no such disagreements during the two fiscal years ended November 26, 2006, and the subsequent interim period through February 12, 2007, and we filed a copy of such letter under cover of Form 8-K/A within the time periods prescribed by the SEC.

On February 9, 2007, we engaged PricewaterhouseCoopers LLP as our new principal independent accountants. During our 2005 and 2006 fiscal years and the subsequent interim period through February 9, 2007, we did not consult with PricewaterhouseCoopers LLP regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did PricewaterhouseCoopers LLP provide written or oral advice to us that PricewaterhouseCoopers LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a “disagreement” (as defined in Regulation S-K Item 304(a)(1)(iv) and the related instructions), or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of November 25, 2007, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following provides information about our directors and executive officers as of February 11, 2008:

Name	Age	Position

T. Gary Rogers(1)(2)	65	Director, Chairman of the Board of Directors
R. John Anderson	56	Director, President and Chief Executive Officer
Robert D. Haas	65	Director, Chairman Emeritus
Vanessa J. Castagna(1)	58	Director
Peter A. Georgescu(3)(4)	68	Director
Peter E. Haas, Jr.(1)(4)	60	Director
F. Warren Hellman(1)(2)	73	Director
Leon J. Level(2)(3)	67	Director
Stephen C. Neal(2)(4)	58	Director
Patricia Salas Pineda(1)(3)(4)	56	Director
Armin Broger	46	Senior Vice President and President, Levi Strauss Europe
John Goodman	43	President and Commercial General Manager, Dockers® Brand, United States
Robert L. Hanson	44	Senior Vice President and President, Levi Strauss North America
Alan Hed	48	Senior Vice President and President, Levi Strauss Asia Pacific
Hilary K. Krane	44	Senior Vice President and General Counsel
David Love	45	Senior Vice President, Global Sourcing
Hans Ploos van Amstel	42	Senior Vice President and Chief Financial Officer
Lawrence W. Ruff	51	Senior Vice President, Strategy and Worldwide Marketing and Global Marketing Officer
Cathleen L. Unruh	59	Senior Vice President, Worldwide Human Resources

(1)	Member, Human Resources Committee.

(2)	Member, Finance Committee.

(3)	Member, Audit Committee.

(4)	Member, Nominating and Governance Committee.

Members of the Haas family are descendants of our founder, Levi Strauss. Peter E. Haas, Jr. is a cousin of Robert D. Haas.

T. Gary Rogers, a director since 1998 and our Chairman since February 8, 2008, was most recently Chairman of the Board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream and frozen dessert products. He held that position from 1977 until the end of 2007. He serves as a director of Shorenstein Company, L.P., Stanislaus Food Products and the Federal Reserve Bank of San Francisco.

R. John Anderson, our President and Chief Executive Officer since November 2006, previously served as Executive Vice President and Chief Operating Officer since July 2006, President of our Global Supply Chain Organization since March 2004 and Senior Vice President and President of our Asia Pacific region since 1998. He joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi’s brand in

1995. Mr. Anderson also served as interim President of Levi Strauss Europe from September 2003 to February 2004.

Robert D. Haas, a director since 1980, was recently named Chairman Emeritus. He served as Chairman of our Board from 1989 to February 8, 2008. Mr. Haas joined us in 1973 and served in a variety of marketing, planning and operating positions including serving as our Chief Executive Officer from 1984 to 1999.

Vanessa J. Castagna, a director since October 2, 2007, most recently led Mervyns LLC department stores as its executive chairwoman of the board from 2005 until early 2007. Prior to Mervyns LLC, Ms. Castagna served as chairman and chief executive officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as chief operating officer, and was both president and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001.

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

Peter E. Haas, Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, Joanne and Peter Haas Jr. Fund, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980.

F. Warren Hellman, a director since 1985, has served as Chairman and General Partner of Hellman & Friedman LLC, a private investment firm, since its inception in 1984. Previously, he was a General Partner of Hellman Ferri (now Matrix Partners) and Managing Director of Lehman Brothers Kuhn Loeb, Inc. Mr. Hellman is currently a director of Osterweis Capital Management, Inc. and Hall Capital Partners, LLC, among other private organizations. Mr. Hellman also served as a director of NASDAQ Stock Market, Inc. through February 2004.

Leon J. Level, a director since April 2005, is a former vice president and director of Computer Sciences Corporation, a leading global information technology services company. Mr. Level held ascending and varied financial management and executive positions at Computer Sciences Corporation (Chief Financial Officer from 1989 to February 2006), Unisys Corporation (Corporate Vice President, Treasurer and Chairman of Unisys Finance Corporation), Burroughs Corporation (Vice President, Treasurer), The Bendix Corporation (Executive Director and Assistant Corporate Controller) and Deloitte, Haskins & Sells (now Deloitte & Touche). Mr. Level is also currently a director of Allied Waste Industries, Inc. and UTi Worldwide Inc.

Stephen C. Neal a director since October 2, 2007, is the chairman of the law firm Cooley Godward Kronish LLP. He was also chief executive officer of the firm until January 1, 2008. In addition to his extensive experience as a trial lawyer on a broad range of corporate issues, Mr. Neal has represented and advised numerous boards of directors, special committees of boards and individual directors on corporate governance and other legal matters. Prior to joining Cooley Godward in 1995 and becoming CEO in 2001, Mr. Neal was a partner of the law firm Kirkland & Ellis.

Patricia Salas Pineda, a director since 1991, is currently Group Vice President, Legal, Philanthropy and Administration for Toyota Motor North America, Inc., an affiliate of one of the world’s largest automotive firms. She assumed this position on September 2004. Prior to joining Toyota Motor North America, Inc., Ms. Pineda was Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. with which she was associated since 1984. She is currently an advisory trustee of the RAND Corporation and Mills College and a director of Anna’s Linens.

Armin Broger joined us as Senior Vice President and President, Levi Strauss Europe in February 2007. Prior to joining us, Mr. Broger was Chief Executive Officer for the European business of 7 For All Mankind, a jeans marketer, from 2004 to 2006. From 2000 to 2004, he was the Chief Operating Officer in Europe of Tommy Hilfiger, an apparel marketer. Mr. Broger has also held positions with Diesel, The Walt Disney Company and Bain & Company.

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

Robert L. Hanson is our Senior Vice President and President of Levi Strauss Americas. He became president of the North America business in October 2006. Previously, Mr. Hanson was President and Commercial General Manager of the U.S. Levi’s® brand and U.S. Supply Chain Services since July 2005, and President and General Manager of the U.S. Levi’s® brand since 2001. Mr. Hanson was President of the Levi’s® brand in Europe from 1998 to 2000. He began his career with us in 1988, holding executive-level advertising, marketing and business development positions in both the Levi’s® and Dockers® brands in the United States before taking his first position in Europe.

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

Lawrence W. Ruff has been our Senior Vice President, Strategy and Worldwide Marketing and Global Marketing Officer since May 2004. Mr. Ruff previously was Senior Vice President, Strategy and Commercial Development from 2003 to 2004 and Senior Vice President, Worldwide Marketing Services from 1999 to 2003. He joined us in 1987. From 1987 to 1996, he held a variety of marketing positions in the United States and Europe. He served as Vice President, Marketing and Development for Levi Strauss Europe, Middle East and Africa from 1996 to 1999 when he became Vice President, Global Marketing.

Cathleen L. Unruh, Senior Vice President, Worldwide Human Resources, rejoined us in June 2007. Ms. Unruh first joined LS&CO. in 1983. During her first 20 years with us, she held numerous regional and global human resources leadership roles in the United States and Europe. In 2004, Ms. Unruh joined Gap Inc. initially as Vice President — Human Resources for the Corporate Staff groups, and culminating in her role as Vice President — Human Resources for Gap International.

Our Board of Directors

Our board of directors currently has ten members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class II (Ms. Castagna, Mr. P. E. Haas, Jr. and Mr. Hellman) will end at our annual stockholders’ meeting in 2009. The term for directors in Class III (Mr. Anderson, Ms. Pineda and Mr. Rogers) will end at our annual stockholders’ meeting in 2010. The term for directors in Class I (Mr. Georgescu, Mr. R.D. Haas, Mr. Level and Mr. Neal) will end at our annual stockholders’ meeting in 2011. In October 2007, we increased the authorized number of directors on our board from nine to eleven and elected Ms. Castagna and Mr. Neal. In December 2007, one member of the Board (Ms. Patricia A. House) resigned bringing our number of directors down to ten.

Committees.  Our board of directors has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held seven meetings during 2007.

 —  Members: Mr. Level (Chair), Mr. Georgescu and Ms. Pineda.

Mr. Level is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The finance committee held three meetings in 2007.

 —  Members: Mr. Rogers (Chair), Mr. Hellman, Mr. Level and Mr. Neal.

•	Human resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The human resources committee held eight meetings in 2007.

 —  Members: Ms. Pineda (Chair), Ms. Castagna, Mr. P.E. Haas, Jr., Mr. Hellman and Mr. Rogers.

•	Nominating and governance. Our nominating and governance committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The nominating and governance committee held three meetings in 2007.

 —  Members: Mr. Georgescu (Chair), Mr. P.E. Haas, Jr., Mr. Neal and Ms. Pineda.

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

A copy of the Worldwide Code of Business Conduct is an exhibit to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

LS&CO.’s compensation policies and programs are designed to support the achievement of our strategic business plans by attracting, retaining and motivating exceptional talent. Our ability to compete effectively in the marketplace depends on the knowledge, capabilities and integrity of our leaders. Our compensation programs help create a high-performance, outcome-driven and principled culture by holding leaders accountable for delivering results, and developing our employees and exemplifying our core values of empathy, originality, integrity and courage.

The Human Resources Committee of the Board of Directors (the “HR Committee”) is responsible for fulfilling the Board’s responsibility of overseeing executive compensation practices at LS&CO. Each year, the HR Committee conducts a review of LS&CO.’s programs to ensure that the programs are aligned with the Company’s business strategies and the competitive practices of our peer companies.

In 2007, the HR Committee completed a comprehensive review of the Company’s compensation philosophy. As a result, we changed three key aspects of our compensation approach for our named executive officers: 1) we modified the peer group of companies we use for comparative purposes, 2) we changed the positioning of our base salary and incentive targets relative to our peer group, and 3) we adjusted the mix between annual cash and long-term compensation. These changes are intended to align our executives’ interests more closely to those of our stockholders by de-emphasizing annual cash compensation and focusing more heavily on long-term incentive compensation. The compensation practices described below reflect this revised approach.

Compensation Philosophy and Objectives

LS&CO.’s executive compensation philosophy focuses on the following key principles:

•	Attract, motivate and retain high performing talent in an extremely competitive marketplace

•	Our ability to achieve our strategic business plans and compete effectively in the marketplace is based on our ability to attract, motivate and retain exceptional leadership talent in a highly competitive talent market.

•	Deliver competitive compensation for competitive results

•	The Company provides competitive total compensation opportunities that are intended to attract, motivate and retain a highly capable and results-driven executive team, with the majority of compensation paid only if performance results are achieved.

•	Align the interests of our executives with those of our stockholders

•	LS&CO. programs offer compensation incentives designed to motivate executives to enhance total stockholder return. These programs align certain elements of compensation with our achievement of corporate growth objectives (including defined financial targets and increases in stockholder value) as well as individual performance.

Policies and Practices for Establishing Compensation Packages

Establishing the elements of compensation

The HR Committee establishes the elements of compensation for our named executive officers (who, in 2007, were John Anderson, Hans Ploos van Amstel, Armin Broger, John Goodman and Robert Hanson) after an extensive review of market data on the executives from the peer group described below. The HR Committee reviews each element of compensation independently and in the aggregate to determine the right mix of elements, and associated amounts, for each named executive officer.

A consistent approach is used for all named executive officers when setting each compensation element. However, the HR Committee, and the Board for the CEO, maintains flexibility to exercise its independent judgment in how it applies the standard approach to each executive, taking into account unique considerations existing at an executive’s time of hire, or the current and future estimated value of previously-granted long-term incentives relative to individual performance.

Competitive peer group

In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee references data provided by Hewitt Associates concerning 31 peer companies in the consumer products, apparel and retail industry segments. The HR Committee also references data from the Apparel Industry Compensation Survey published by ICR Limited for commercial positions. The peer group is representative of the types of companies LS&CO. competes with for executive talent, which is the primary consideration for inclusion in the peer group. Revenue size and other financial measures, such as cash flow and profit margin, are secondary considerations in selecting the peer companies.

The peer group used in establishing our named executive officers’ 2007 compensation packages was:

Company Name
Abercrombie & Fitch Co.
Alberto-Culver Company
AnnTaylor Stores Corporation
Avon Products, Inc.
The Bon-Ton Stores, Inc.
Charming Shoppes, Inc.
The Clorox Company
Colgate-Palmolive Company
Eddie Bauer Holdings, Inc
The Gap, Inc.
General Mills, Inc.
Hasbro, Inc.
Kellogg Company
Kimberly-Clark Corporation
Kohl’s Corporation
Limited Brands, Inc.

Company Name
LVMH Moët Hennessy Louis Vuitton Inc
Mattel, Inc.
The Neiman-Marcus Group, Inc.
NIKE, Inc.
Nordstrom, Inc.
Pacific Sunwear of California, Inc.
J.C. Penney Company, Inc.
Phillips-Van Heusen Corporation
Retail Ventures, Inc.
Revlon Inc.
Sara Lee Corporation
Whirlpool Corporation
Williams-Sonoma, Inc.
Wm. Wrigley Jr. Company
Yum! Brands Inc.

Establishing compensation for named executive officers other than the CEO

The HR Committee has established guidelines calling for annual cash compensation (base salary and target annual incentive bonus) levels of our named executive officers to be set near the median (50th percentile) of the peer companies, near the 75th percentile for long-term incentives and between the 50th — 75th percentiles for total compensation. These relative levels serve as a general guideline for compensation decisions and are consistent with our philosophy of deemphasizing annual cash compensation and focusing more heavily on long-term compensation.

The HR Committee approves all compensation decisions affecting the named executive officers (other than the CEO) based on recommendations provided by the CEO. The CEO conducts an annual performance review of each member of the executive leadership team against his or her annual objectives and reviews the relevant peer group data provided by the Human Resources staff. The CEO then develops a recommended compensation package for each executive. The HR Committee reviews the recommendations with the CEO and the Chairman, seeks advice from its consultant Hewitt Associates and approves or adjusts the recommendations as it deems appropriate. The HR Committee then reports on its decisions to the full Board.

Establishing the CEO compensation package

At the completion of each year, the Nominating and Governance Committee (the “N&G Committee”) assesses the CEO’s performance against annual objectives that were established jointly by the CEO and the N&G Committee at the beginning of that year. The N&G Committee takes into consideration feedback gathered from Board members and the direct reports to the CEO, in addition to the financial and operating results of the Company for the year, and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group data in its deliberations. During this decision-making process, the HR Committee consults with Hewitt Associates, who informs the HR Committee of market trends and conditions, comments on market data relative to the CEO’s current compensation, and provides perspective on other company CEO compensation practices. Based on all of these inputs, in addition to the same guidelines used for setting annual cash, long-term and total compensation for the other named executives, the HR Committee prepares a recommendation to the full Board on all elements of the CEO compensation. The full Board then considers the HR Committee’s recommendation and approves the final compensation package for the CEO.

Role of executives and third Parties in compensation decisions

Hewitt Associates acts as the HR Committee’s independent consultant and as such, advises the HR Committee on industry-standards and competitive compensation practices, as well as on the Company’s specific executive compensation practices. Hewitt Associates does not provide any other consulting services to the Company. Executive officers may influence the compensation package developed by the Board for the CEO by providing input on the CEO’s performance in the past year. The CEO influences the compensation packages for each of the other named executive officers through his recommendations made to the HR Committee.

Elements of Compensation

The primary elements of compensation for our named executive officers are:

•	Base Salary

•	Annual Incentive Awards

•	Long-Term Incentive Awards

•	Retirement Savings and Insurance Benefits

•	Perquisites

Base Salary

The objective of base salary is to provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience and performance. The HR Committee targets base salaries for each position near the median (50th percentile) of the peer group, although the peer group data serves as a general guideline only and the HR Committee, and for the CEO, the Board, retain the authority to exercise its independent judgment in establishing the base salary levels for each individual. Merit increases for the named executive officers are considered by the HR Committee on an annual basis and are based on the executive’s individual performance against planned objectives and his or her base salary relative to the median of that paid to similar executives by the peer group. Based on the CEO recommendations and HR Committee’s deliberations, each of the named executives received a merit increase in 2007, except for John Anderson and Armin Broger, who each assumed their current positions in 2007 and whose 2007 base salaries were established at that time.

Annual Incentive Plan

Our Annual Incentive Plan (“AIP”) provides the named executive officers an opportunity to share in the success that they help create. The AIP encourages the achievement of our internal annual business goals and rewards Company, business unit and individual performance against those annual objectives. The alignment of AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives.

Performance measures

Our priorities for 2007 were to profitably grow the Company and continue to increase stockholder value. Our 2007 AIP goals were aligned with these key priorities through three performance measures:

•	Earnings before interest and taxes (“EBIT”), a non-GAAP measure that is determined by deducting from operating income, as determined under GAAP, the following: restructuring expense, net curtailment gains from our post retirement medical plan in the United States, and certain management-defined unusual, non-recurring SG&A expense/income items

•	Days in working capital, a non-GAAP measure defined as the average days in net trade receivables, plus the average days in inventories, minus the average days in accounts payable, where averages are calculated based on ending balances over the past thirteen months, and

•	Net revenue as determined under GAAP.

We use these measures because we believe they are key drivers in increasing stockholder value and because every employee can impact them in some way. EBIT and days in working capital are used as indicators of our earnings and cash flow performance, and net revenue is used as an indicator of our sales growth. These measures may change from time to time based on business priorities. The HR Committee establishes the goals for each measure at the beginning of each year at levels to provide incentive to the executive team and all employee participants to strive and perform at a high level to meet the goals. We do not assume that the AIP pools will always fund at 100%. If goal levels are not met but performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company performance.

Funding the AIP pool

The AIP funding, or the amount of money made available in the AIP pool at the end of the year, is dependent on how actual performance compares to the goals. In 2007, the three measures of EBIT, days in working capital and net revenue worked together as follows to determine AIP funding:

•	Actual EBIT performance compared to our EBIT goals determines initial AIP funding.

•	Actual days in working capital performance compared to our days in working capital goals results in a working capital modifier, which scales the initial AIP funding to increase or decrease the AIP funding pool.

•	Actual net revenue performance compared to our net revenue goals can increase or decrease overall AIP funding. To ensure that incremental net revenue meets profitability goals, actual EBIT must meet or exceed our EBIT goals in order for net revenue to increase the pool in excess of 100% of the initial AIP funding level.

There are multiple AIP pools reflecting the multiplicity of our businesses and geographic segments. For most employees, the AIP funding is based on a mix of their respective business unit’s performance and the performance of the next higher organizational level. For example, the funding for one of our European affiliates is based on a mixture of the affiliate’s performance and the European region’s performance. Likewise, the funding for the Europe region is based on the mixture of its regional performance and the total Company performance. The intention is to tie individual rewards to the local business unit that the employee most directly impacts and to reinforce the message that the same efforts and results have an impact on the larger organization. For corporate staff positions, such as Finance, Human Resources, Legal positions, that provide support to the entire company, the funding is based entirely on total Company performance.

The AIP funding for our named executive officers is based on the following: For our CEO and CFO, the AIP funding is based 100% on total Company performance. For our two regional presidents who are named executive officers, the AIP funding is based 50% on total Company and 50% on their respective region’s performance. For our U.S. Dockers® Brand president, his AIP funding is based 50% on his Dockers® business unit performance, 30% on his region’s performance and 20% on total Company performance as there is a global aspect to his role.

At the close of the fiscal year, the HR Committee reviews and approves the final AIP funding levels based on the level of attainment of the designated financial measures at the local, regional and total Company levels. AIP funding can range from 0% to a maximum of 175% of the target AIP pool.

Determining named executives’ AIP targets and actual award amounts

The AIP targets for the named executive officers are a specific dollar amount based on a defined percentage of the executive’s base salary, called the AIP participation rate. The AIP participation rate is typically based on the executives’ position and peer group practices.

In determining each executive’s actual AIP award in any given year, the HR Committee or, with respect to the CEO, the Board, considers the AIP target, the individual’s performance and the AIP funding for the respective business unit of the respective executive. Because the sum of all actual payments for any given region or business unit cannot exceed the amount of the AIP funding pool for that unit, the individual awards reflect both performance against individual objectives and relative performance against the balance of employees being paid out of that pool. Executives, like all employees, must be employed on the date of payment to receive payment, except in the cases of layoff, retirement, disability or death. The AIP awards for all employee participants are made in the same manner, except that the employees’ managers determine the individual awards.

Although the AIP participation rates of the named executive officers are targeted at the median (50th percentile) of that established by the peer group, an executive’s actual award is not formulaic. Like all employees, the actual AIP award is based on the assessment of the executive’s performance against his or her annual objectives and performance relative to his or her peers, in addition to the AIP funding.

The target AIP participation rates, target amounts and actual award payments of the named executive officers for 2007 are as follows:

	2007 AIP		2007 AIP Actual
	Participation	2007 AIP Target	Award
Name	Rate	Amount	Payment
	(%)	($)	($)

John Anderson	110%	1,375,000	1,031,250

Hans Ploos van Amstel	65%	357,500	316,536

Armin Broger(1)	100%	795,289	808,398

Robert Hanson	70%	490,000	400,776

John Goodman	65%	390,000	159,184

(1)	Mr. Broger’s employment began on February 26, 2007. His AIP target has been prorated to reflect 9 months of active employment. Mr. Broger is paid in Euros. For purposes of the table, this amount was converted into U.S. dollars using an exchange rate of 1.4626, which is the average exchange rate for the last month of the fiscal year.

Long-Term Incentives

The HR Committee believes a large part of an executive’s compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our named executive officers are in the form of equity awards and are competitive with those offered by companies in the peer group for similar jobs. The HR Committee targets long-term incentive award opportunities for our named executive officers near the 75th percentile of the peer group, although the HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the long-term incentive award levels for each individual. A significant portion of the total compensation of each named executive officer is in the form of long-term equity incentive awards. For more information on the 2007 long-term equity grants, see the 2007 Grants of Plan-Based Awards table.

The Company’s common stock is not listed on any stock exchange. Accordingly, the price of a share of our common stock for all purposes, including determining the value of equity awards, is established by the Board based on an independent third-party valuation conducted by Evercore Group LLC (“Evercore”). The valuation process is typically conducted two times a year, with interim valuations occurring from time to time based on stockholder and Company needs. Please see “Stock-Based Compensation” under Note 1 to our audited consolidated financial statements included in this report for more information about the valuation process.

Equity Incentive Plan

Our omnibus 2006 Equity Incentive Plan (“EIP”) enables our HR Committee to select from a variety of stock awards in defining long-term incentives for our management, including stock options, restricted stock and restricted stock units, and stock appreciation rights (“SARs”). The EIP also provides for the grant of performance awards in the form of equity or cash. Stock awards and performance awards may be granted to employees, including named executive officers, non-employee directors and consultants.

To date, SARs have been the only form of equity granted to our named executive officers under the EIP. SARs are typically granted annually with four-year vesting periods and exercise periods of up to ten years. (See the table entitled “Outstanding Equity Awards at 2007 Fiscal Year-End” for details concerning the SARs’ vesting schedule.) The HR Committee chose to grant SARs rather than other available forms of equity compensation to allow the Company the flexibility to grant SARs that may be settled in either stock or cash. The terms of the SAR grants made to date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders’ Agreement and the Voting Trust Agreement, including restrictions on voting rights and transfer. After the participant has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, the shares of common stock issued under the plan. The Company’s obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (See Note 5 to our audited consolidated financial statements included in this report for more details).

Senior Executive Long-Term Incentive Plan

Our Senior Executive Long-Term Incentive Plan (“SELTIP”) is a cash-settled stock appreciation rights plan for a select group of management employees, including named executive officers, and members of the Board. Only one SELTIP grant was made to our named executive officers and Board members in 2005, as it was replaced by the 2006 EIP. The SELTIP has a 3-year vesting period which concluded on November 25, 2007. It will be paid out in cash by the end of February 2008 in the amount of $13 per unit, based on the amount the stock price has appreciated from the original grant date.

Long-term incentive grant practices

LS&CO. does not have any program, plan, or practice to time equity grants to take advantage of the release of material, non-public information. Equity grants are made in connection with compensation decisions made by the HR Committee and the timing of the Evercore valuation process, and are made under the terms of the governing plan.

Retirement Savings and Insurance Benefits

In order to provide a competitive total compensation package, LS&CO. offers a qualified 401(k) defined contribution retirement plan to its U.S. salaried employees through the Employee Savings and Investment Plan.

Executive officers participate in this plan on the same terms as other salaried employees. The ability of executive officers to participate fully in this plan is limited by IRS and ERISA requirements. Like many of the companies in the peer group, the Company offers a nonqualified supplement to this plan, which is not subject to the IRS and ERISA limitations, through the Deferred Compensation Plan for Executives and Outside Directors. The Company also offers its executive officers the health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance, consistent with the practices of the majority of the companies in the peer group.

In 2004, we froze our U.S. defined benefit pension plan and increased the Company match under the 401(k) plan. This change was made in recognition that today’s employment market is characterized by career mobility, and traditional pension plan benefits are not portable. Of our named executive officers, only Robert Hanson has adequate years of service to be eligible for future benefits under the frozen U.S. defined benefit pension plan.

Defined contribution plan

The Employee Savings and Investment Plan is a qualified 401(k) defined contribution savings plan that allows U.S. employees, including executive officers, to save for retirement on a pre-tax basis. The Company matches up to a certain level of employee contributions. In addition, the Company provides a profit-sharing contribution we exceed our internal annual business plan goals. This enables employees to share in the Company’s success when we outperform our goal. Retirement savings programs are common in the peer group.

Deferred compensation plan

The Deferred Compensation Plan for Executives and Outside Directors is a nonqualified, unfunded tax effective savings plan provided to the named executive officers, among other executives and the directors, as part of competitive compensation. This type of plan is also common among the peer group.

Perquisites

LS&CO. believes perquisites are an element of competitive total rewards. The Company is selective in its use of perquisites, the value of which is modest. The primary perquisites provided to the named executive officers are in the form of a flexible allowance to cover expenses such as auto, financial, tax planning and legal assistance and excess medical costs.

Tax and Accounting Considerations

We have structured our compensation program to comply with Internal Revenue Code Section 409A. Because our common stock is not registered on any exchange, we are not subject to the potential impact of Section 162(m) of the Internal Revenue Code.

Severance and Change in Control Benefits

The Executive Severance Plan that was effective for fiscal 2007 is an unfunded plan for our U.S. executive employees. The purpose of the plan is to recognize past service of executives who are involuntarily terminated. If employment is involuntarily terminated by the Company due to reduction in force, layoff or position elimination, or the Company determines that an executive’s services are no longer required, the executive is eligible for severance payments and benefits. Severance benefits are not payable upon a change in control if the executive is still employed by or offered a comparable position with the surviving entity.

The SELTIP provides for accelerated vesting of all unvested awards if an executive’s employment is terminated within twelve months following a change in control. This accelerated vesting structure was designed to encourage the surviving company to retain the executives following a change in control. All SELTIP awards are currently fully vested.

Under the 2006 EIP, in the event of a change in control in which the surviving corporation does not assume or continue the outstanding SARs program or substitute similar awards for such outstanding SARs, the vesting schedule of all SARs held by executives that are still employed upon the change in control will be accelerated in full to a date prior to the effective date of the transaction as the Board determines. This accelerated vesting structure is designed to encourage the executives to remain employed with the Company through the date of the change in control and to ensure that the equity incentives awarded to the executives are not eliminated by the surviving company.

Please see the section below entitled “Potential Payments upon Termination or Change in Control” for detailed information about the scope of severance benefits available to the named executive officers under these plans.

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended November 25, 2007.

The Human Resources Committee

T. Gary Rogers
Peter E. Haas Jr.
F. Warren Hellman
Vanessa Castagna
Patricia Pineda (Chair)

Summary Compensation Data

The following table provides compensation information for our chief executive officer, our chief financial officer and the other three executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year.

					Change in
					Pension Value
					and Nonqualified
					Deferred
				Option	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)(1)	(e)(2)	(f)(3)	(g)(4)	(h)

John Anderson	2007	1,250,000	1,031,250	2,298,664	36,341	1,531,981	6,148,236
President and Chief Executive Officer

Hans Ploos van Amstel	2007	547,769	316,536	632,141	—	193,952	1,690,398
Senior Vice President and Chief Financial Officer

Armin Broger	2007	812,556	1,612,828	218,011	—	224,293	2,867,688
Senior Vice President and President Levi Strauss Europe

Robert Hanson	2007	700,769	400,776	635,597	—	128,595	1,865,737
Senior Vice President and President Levi Strauss North America

John Goodman	2007	596,154	159,184	411,225	—	21,523	1,188,086
President and General Manager, Dockers® Brand United States

(1)	The amounts in column (d) reflect the AIP awards made to the named executive officers.

For Mr. Broger, the amount in column (d) reflects an AIP payment of $808,398, which is based on an AIP target of 100% for 2007, prorated for the number of months Mr. Broger was employed during the fiscal year, and a sign-on bonus of $804,430, each per his employment contract. Mr. Broger is paid in euros. For purposes of the table, these amounts were converted into U.S. dollars using an exchange rate of 1.4626, which is the average exchange rate for the last month of the fiscal year.

(2)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended November 25, 2007, in accordance with FAS 123(R). Thus, they include amounts from awards granted under the EIP and the SELTIP in and prior to 2007. Assumptions used in the calculation of this amount for the fiscal year ended November 25, 2007, are included in Notes 1 and 14 of the audited consolidated financial statements included elsewhere in this report.

(3)	For Mr. Anderson, the amount in column (f) reflects the change in his Australian pension benefits value from February 28, 2007, to November 30, 2007.

Mr. Broger was hired in February 2007 and therefore, only began participating in the Netherlands Pension Plan in 2007. No change in the pension benefits value of this plan will be reflected until 2008.

Mr. Hanson is the only named executive officer that participates in the Home Office Pension Plan (“HOPP”). However, because the value of the HOPP declined from the 2006 pension plan measurement date to the 2007 pension plan measurement date, no positive change in pension value is reported. The decline was due to an increase in the General Agreement on Tariffs and Trade rate used in the calculation to determine the present value of his benefits.

(4)	For Mr. Anderson, the amount in column (g) reflects a payment of $227,516 associated with general expenses under the global assignment program described below. The amount also reflects $1,077,573 in tax protection benefits under the global assignment program for 2006 incentive award payments and a distribution from Mr. Anderson’s Australian deferred compensation plan made at the end of 2006. Also reflected is a payment of $101,436 associated with his U.S. relocation, a company 401(k) match of $16,500, a 401(k) excess plan match of $73,644, an executive allowance of $31,885 and home security services coverage. For purposes of the table, the global assignment payments, which were paid in Singapore dollars, are converted into U.S. dollars using the exchange rate of 0.691, which is the average exchange rate for the last month of the year.

For Mr. Ploos van Amstel, the amount in column (g) reflects residual relocation benefits of $29,033 from his 2005 move from Europe to the United States. The amount also reflects a payment of $57,773 as a home leave subsidy, a company 401(k) match of $16,500, a 401(k) excess match of $62,083, an executive allowance of $18,206 and a life insurance premium payment of $10,357.

For Mr. Broger, the total amount reflected in column (g) is based on items provided under his employment contract. The amount reflects $13,929 for tax administration and legal fees, $36,737 as a housing allowance, $35,594 for children’s schooling, a car provided for Mr. Broger’s use valued at $26,730 and health insurance coverage. We agreed to pay 12% of Mr. Broger’s gross base salary for pension purposes. Part of that amount has been contributed to the Dutch retirement savings plan and the remaining portion will be paid directly to Mr. Broger in cash so he may purchase individual pension insurance. A petition to modify the Dutch retirement savings plan has been recently submitted to the Dutch pension authorities. Once they make a determination, we will calculate the amount of the 12% that will be paid directly to Mr. Broger in cash. We also provide a tax protection benefit based on his Netherlands tax rate. However, the benefit amount for 2007 will not be finalized until the Belgian tax authorities approve Mr. Broger’s tax return at the end of 2008.

For Mr. Hanson, the amount in column (g) reflects a company 401(k) match of $16,500, a 401(k) excess match of $85,139 and an executive allowance of $26,956.

For Mr. Goodman, the amount in column (g) reflects an executive allowance of $18,206 and an excess 401(k) match.

OTHER MATTERS

Employment Contracts

Mr. Anderson.  We have an employment arrangement with Mr. Anderson effective November 27, 2006. The arrangement provides for a minimum base salary of $1,250,000. His base salary may be adjusted by annual merit increases. Mr. Anderson is also eligible to participate in our AIP at a target participation rate of 110% of base salary.

Mr. Anderson receives certain other benefits under the terms of the arrangement. They include benefits to assist with the relocation of Mr. Anderson and his family from Singapore to San Francisco, California as follows: a one-time irrevocable gross payment of $5,800,000, of which $3,800,000 was paid in November 2006 and $1,000,000 will be paid in each of January 2008 and January 2009, so long as he remains actively employed at the time of each payment; availability of a company-paid apartment and automobile while his family remained in Singapore; temporary housing in San Francisco upon his arrival and application of his Australian hypothetical tax rate on his 2006 Annual Incentive Plan and final 2006 Management Incentive Plan payments. Mr. Anderson also receives healthcare, life insurance, long-term savings program and relocation program benefits, as well as benefits under our various executive perquisite programs with an annual value of less than $30,000. The portions of these benefits that were paid in 2007 are reflected in Summary Compensation Table.

In addition to the foregoing arrangements, Mr. Anderson was considered a global assignee during the period that he was employed with us in Singapore in 2006. Our approach for global assignee employees is to ensure that individuals working abroad are compensated as they would be if they were based in their home country, in this case Australia, by offsetting expenses related to a global assignment. This approach covers all areas that are affected by the assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses. Although Mr. Anderson was no longer formally considered a global assignee upon his assuming the President and Chief Executive Officer role at the beginning of 2007, his family’s relocation from Singapore to the United States transitioned through the middle of 2007. Therefore, certain global assignee benefits were provided to Mr. Anderson during 2007 as he continued through that transition.

Mr. Anderson’s employment is at-will, and may be terminated by us or by Mr. Anderson at any time. Mr. Anderson does not receive any separate compensation for his services as a member of our board of directors.

Mr. Ploos van Amstel.  We have an employment arrangement with Mr. Ploos van Amstel effective March 3, 2005. Under the arrangement, Mr. Ploos van Amstel was offered an annual base salary of $500,000 (which has subsequently been adjusted by an annual merit increase), and is eligible to participate in our AIP at a target participation rate of 65% of base salary. The arrangement entitled him to a SELTIP grant with a target value of

$700,000. In addition, Mr. Ploos van Amstel received an initial bonus of $300,000 net of taxes, which equated to a $524,302 gross payment.

Under his arrangement, Mr. Ploos van Amstel is entitled to specified fringe benefits, including healthcare benefits, reimbursement of expenses associated with the relocation of his household from Belgium to San Francisco, California, five years of home leave subsidy and benefits under the various executive perquisite programs available to similarly ranked executives. The portions of these benefits that were paid in 2007 are reflected in the Summary Compensation Table.

Mr. Ploos van Amstel’s employment is at-will, and may be terminated by us or by Mr. Ploos van Amstel at any time.

Mr. Broger.  We entered into an employment contract with Mr. Broger, effective February 26, 2007. Mr. Broger is a resident of the Netherlands, whose employment is based in Brussels. Our employment contract with Mr. Broger was structured in a manner consistent with European employment practices for senior executives. Therefore, Mr. Broger’s compensation and benefits are different from our U.S.-based named executive officers. Under the terms of his employment agreement, Mr. Broger was offered a base salary at an annual rate of EUR 725,000, which may be adjusted by an annual merit increase. Mr. Broger is eligible to participate in our AIP at a target participation rate of 65% of base salary, except that in 2007 only, he has a target participation rate of 100% of his base salary. Mr. Broger received a one-time sign-on bonus of EUR 550,000 net, and ongoing pension benefits, subsidies for housing and his children’s education, life insurance and car usage benefits and certain de minimus perquisites. His agreement also provided for a SELTIP grant with a target value of $1,500,000. However, the SELTIP program was replaced by the EIP under which Mr. Broger received a SAR grant. We have also agreed to provide Mr. Broger tax protection, similar to our global assignment practices described above. Should he experience a tax burden in excess of the tax burden that he would have experienced had he been working 100% of his time in the Netherlands, the Company will pay the excess amount. The portions of these benefits that were paid in 2007 are reflected in Summary Compensation Table.

In the case of termination, for reasons other than cause, we will provide Mr. Broger with eight months’ notice in addition to a lump sum payment of two times his annual base salary and two times his AIP target amount at the time of termination. In addition, in exchange for a six month non-compete restriction, we will pay a one-time payment of six months’ salary.

Mr. Broger’s employment is at-will, and may be terminated by us or by Mr. Broger at any time.

Mr. Goodman.  We have an employment arrangement with Mr. Goodman effective June 1, 2005. Under the arrangement, Mr. Goodman was offered a base salary at an annual rate of $550,000, which may be adjusted by an annual merit increase. Under the arrangement, Mr. Goodman is eligible to participate in our AIP at a target participation rate of 65% of base salary. The arrangement also provided for a 2005 SELTIP grant with a target value of $1,400,000. In 2006, Mr. Goodman was to receive an additional SELTIP grant with a target value of $700,000. However, the SELTIP program was replaced by the EIP under which Mr. Goodman received a 2006 SAR grant. In addition, Mr. Goodman received a sign-on bonus of $750,000. He is also eligible to participate in the normal benefits program available to all U.S. executives. The portions of these benefits that were paid in 2007 are reflected in Summary Compensation Table.

Mr. Goodman’s employment is at-will, and may be terminated by us or by Mr. Goodman at any time.

2007 Grants of Plan-Based Awards

The following table provides information on stock appreciation rights granted under the EIP in 2007 to each of the Company’s named executive officers.

		All Other
		Option
		Awards:
		Number of	Exercise or
		Securities	Base Price	Full Grant
	Grant	Underlying	of Option	Date Fair
Name	Date	Options	Awards	Value
		(#)	($/Sh)	($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)

John Anderson	8/1/2007	124,455	68.00	3,522,077

Hans Ploos van Amstel	8/1/2007	31,114	68.00	880,526

Armin Broger	2/26/2007	54,368	53.25	949,265
	8/1/2007	16,971	68.00	480,279

Robert Hanson	8/1/2007	31,114	68.00	880,526

John Goodman	8/1/2007	16,603	68.00	469,865

(1)	Column (c) reflects SARs that were granted in 2007 under the EIP. Mr. Broger’s February 26, 2007, SAR grant was based on his employment contract.

(2)	The exercise price in column (d) is based on the fair market value of the Company’s common stock as of the grant date established by the Evercore valuation process.

(3)	Generally, the full grant date fair value in column (e) is the amount that the Company would expect to expense on the grant date and in its financial statements over the award’s vesting schedule. Assumptions used in the calculation of these amounts for the fiscal year ended November 25, 2007, are included in Note 14 of the audited consolidated financial statements included elsewhere in this report.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information on the current unexercised and unvested SAR holdings by the Company’s named executive officers as of November 25, 2007. The vesting schedule for each grant are shown following this table.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option	Option
	Unexercised	Unexercised	Exercise	Expiration
Name	Options	Options	Price	Date
(a)	(#) Exercisable (b)(1)	(#) Unexercisable (c)(2)	($) (d)(3)	(e)

John Anderson	16,667	—	54.00	—
	—	462,696	42.00	12/31/2012
	—	124,455	68.00	8/1/2017

Hans Ploos van Amstel	11,667	—	54.00	—
	—	127,242	42.00	12/31/2012
	—	31,114	68.00	8/1/2017

Armin Broger	—	54,368	53.25	2/26/2013
	—	16,971	68.00	8/1/2017

Robert Hanson	15,000	—	54.00	—
	—	127,242	42.00	12/31/2012
	—	31,114	68.00	8/1/2017

John Goodman	23,334	—	54.00	—
	—	80,972	42.00	12/31/2012
	—	16,603	68.00	8/1/2017

(1)	Reflects the SELTIP plan. This grant vested as of November 25, 2007, and the sole payout under the plan will be made by the end of February, 2008.

(2)	SAR Vesting Schedule

Grant Date	Vesting Schedule
7/13/2006	1/24th monthly vesting beginning 1/1/08

2/26/2007	1/24th monthly vesting beginning 2/26/09

8/1/2007	25% vested on 7/31/08; monthly vesting over remaining 36 months

The named executive officers may only exercise vested SARs during certain times of the year under the terms of the EIP.

(3)	The exercise prices in column (d) reflect the fair market value of the Company’s common stock as of the grant date as established by the Evercore valuation process. Upon the vesting and exercise of a SAR, the recipient will receive a voting trust certificate representing shares of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.

EXECUTIVE RETIREMENT PLANS

		Number of	Present Value of
		Years Credited	Accumulated	Payments
		Service as of	Benefits as of	During Last
Name	Plan Name	11/25/2007	11/25/2007	Fiscal Year
		(#)	($)	($)
(a)	(b)	(c)	(d)	(e)

John Anderson(1)	Australia Staff Superannuation Plan	—	1,121,390	—

Armin Broger(2)	Netherlands Retirement Plan	—	10,968	—

Robert Hanson	U.S. Home Office Pension Plan (qualified plan)	16.8	225,617	—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	16.8	573,414	—

	TOTAL		799,031

(1)	Mr. Anderson’s benefits under this plan are in Australian dollars. For purposes of the table, these amounts were converted into U.S. dollars using an exchange rate of 0.904, which is the average exchange rate for the last month of the fiscal year.

(2)	Mr. Broger’s benefits under this plan are in Euros. For purposes of the table, these amounts were converted into U.S. dollars using an exchange rate of 1.4626, which is the average exchange rate for the last month of the fiscal year.

John Anderson

Prior to assuming his role as President of our Asia Pacific division, Mr. Anderson participated in the Levi Strauss Australia Staff Superannuation Plan that applied to all employees in Australia. This is a defined benefit fund where retirement benefits are defined in terms of the highest average salary of any three consecutive years within a ten year period during the employee’s active participation in the plan. Participants are required to contribute 3% of base salary and may elect to make additional contributions to increase their benefit. Mr. Anderson ceased to be an active participant in that plan in 1998, and is accruing no further benefits under the plan. His benefits under the plan are account-based and not related to his salary. Part of his benefit continues to vest over time. Full vesting of his benefit is achieved at age 60. The benefit is fully funded and no further contributions are expected to be required from us.

Armin Broger

Mr. Broger began participating in the Levi Strauss Netherlands Pension Plan (“Dutch Pension Plan”) in 2007. The Dutch Pension Plan is a defined benefit plan. Funding of the plan is based on a maximum annual base salary of €60,905 (approximately $89,080). Normal retirement is age 65 under the plan. Benefits are computed on the basis of a surviving spouse annuity. Per Mr. Broger’s employment contract, we agreed to pay 12% of his gross base salary for pension purposes. Part of that amount is contributed to the Dutch Pension Plan and the remaining portion is paid directly to Mr. Broger so he may purchase individual pension insurance. A petition to increase the Dutch Pension Plan’s maximum salary of €60,905 used for funding purposes has been recently submitted to the Dutch pension authorities. If they approve the petition, we will recalculate the portion of the 12% that will be contributed to the Dutch Pension Plan and determine the amount that will be paid to Mr. Broger directly in cash.

Robert Hanson

Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Of our named executive officers, only Robert Hanson has adequate years of service to be eligible for benefits under the frozen defined benefit pension plan. The normal retirement age is 65 with five years of service; early retirement age is 55 with 15 years of service. Mr. Hanson is not eligible for early retirement at this time. If Mr. Hanson elects to receive his benefits before normal retirement age, the accrued benefit is reduced by an applicable factor based on the number of years before normal retirement. Benefits are 100% vested after five years of service, measured from the date of hire.

There are two components to this pension plan, the Home Office Pension Plan (“HOPP”), an IRS qualified defined benefit plan, which has specific compensation limits and rules under which it operates, and the Supplemental Benefits Restoration Plan (“SBRP”), a non-qualified defined benefit plan, that provides benefits in excess of the IRS limit.

The benefit formula under the HOPP is the following:

a)	2% of final average compensation (as defined below) multiplied by the participant’s years of benefit service (not in excess of 25 years), less

b)	2% of Social Security benefit multiplied by the participant’s years of benefit service (not in excess of 25 years), plus

c)	0.25% of final average compensation multiplied by the participant’s years of benefit service earned after completing 25 years of service.

Final average compensation is defined as the average compensation (comprised of base salary, commissions, bonuses, incentive compensation and overtime earned for the fiscal year) over the five consecutive plan years producing the highest average out of the ten consecutive plan years immediately preceding the earlier of the participant’s retirement date or termination date.

The benefit formula under the SBRP is the excess of (a) over (b):

a)	Accrued benefit as described above for the qualified pension plan determined using non-qualified compensation and removing the application of maximum annuity amounts payable from qualified plans under Internal Revenue Code Section 415(b);

b)	Actual accrued benefit from the qualified pension plan.

The valuation method and assumptions are as follows:

a)	The values presented in the Pension Benefits table are based on certain actuarial assumptions as of November 25, 2007, and November 26, 2006, for purposes of SFAS 87.

b)	The discount rate and post-retirement mortality utilized are based on information presented in the pension footnotes. No assumptions are included for early retirement, termination, death or disability prior to normal retirement at age 65.

c)	Present values incorporate the normal form of payment of life annuity for single participants and 50% joint and survivor for married participants.

Non-Qualified Deferred Compensation

The Deferred Compensation Plan for Executives and Outside Directors (“Deferred Compensation Plan”) is a nonqualified, unfunded tax effective savings plan provided to the named executive officers, among other executives and the directors, as part of competitive compensation.

Participants may elect to defer all or a portion of their base salary and AIP payment and may elect an in-service and/or retirement distribution. Executive officers who defer salary or bonus under this plan are credited with market-based returns depending upon the investment choice made by the executive applicable to each deferral. The investment options under the plan, which closely mirror the options provided under our qualified 401(k) plan, include a number of mutual funds with varying risk and return profiles. Participants may change their investment choices as frequently as they desire, consistent with our 401(k) plan.

In addition, under the Deferred Compensation Plan, the Company provides a match on all deferrals, up to 10% of eligible compensation that cannot be provided under the qualified 401(k) plan due to IRS qualified plan compensation limits. The amounts in the table reflect non-qualified contributions over the 401(k) limit by the executive officers and the resulting Company match. None of the executive officers made additional salary or bonus deferral elections.

The table below reflects the Company contributions to the Deferred Compensation Plan, as well as the earnings under the plan during 2007.

	Executive	Registrant	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Balance at
Name	in Last FY	in Last FY	Last FY	Last FYE
	($)	($)	($)	($)
(a)	(b)	(c)(1)	(d)	(f)

John Anderson	98,192	73,644	(255)	171,582
	—	—	—	4,048,719 (2)

Hans Ploos van Amstel	82,777	62,083	10,957	368,646

Robert Hanson(3)	113,518	85,139	42,894	785,811

John Goodman	3,538	3,317	15,432	187,385

(1)	These amounts reflect the 401(k) excess match contributions made by the Company and are reflected in the Summary Compensation Table under column (g) All Other Compensation.

(2)	While Mr. Anderson was the President of our Asia Pacific division, he participated in a Supplemental Executive Incentive Plan which was an unfunded plan where the Company contributed 20% of his base salary and annual bonus each year. The plan was frozen as of November 26, 2006, when he assumed the role of CEO and no further contributions were made. Upon Mr. Anderson’s termination, not for cause, he will be paid out the balance of his accrued benefits in a lump sum. Mr. Anderson’s benefits under this plan are in Australian dollars. For purposes of the table, these amounts were converted into U.S. dollars using an exchange rate of 0.904, which is the average exchange rate for the last month of the fiscal year.

(3)	Amounts for Mr. Hanson under column (f) Aggregate Balance at Last FYE also reflect $26,187 in accrued benefits under the Excess Benefits Restoration Plan which was frozen in 1990.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The named executive officers are eligible to receive certain benefits and payments upon their separation from the Company under certain circumstances under the terms of the Executive Severance Plan, the SELTIP and the EIP. In addition, Mr. Broger is entitled to certain additional payments upon separation under the terms of his employment agreement as described above.

In 2007, the Company’s U.S. severance arrangements offered named executive officers with basic severance of two weeks of base salary and enhanced severance of 104 weeks of base salary plus their AIP target amount, if their employment ceases due a reduction in force, layoff or position elimination or the Company’s determination that the executive’s services are no longer required. The Company would also cover the cost of the COBRA health coverage premium for up to 18 months, at the same percentage premium sharing effective during the executive’s employment, in addition to providing life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.

Under the EIP, in the event of a change in control in which the surviving corporation does not assume or continue the outstanding SARs or substitute similar awards for the outstanding SARs, the vesting schedule of all SARs held by executives that are still employed will be accelerated in full to a date prior to the effective time of the transaction as the Board shall determine. The SARs will terminate if not exercised at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by the Company with respect to such SARs shall lapse.

The information in the tables below reflect the estimated value of the compensation to be paid by the Company to each of the named executive officers in the event of termination or a change in control under the Executive Severance Plan and the EIP. SELTIP payments fully vested on November 25, 2007, and therefore, are not reflected in the tables. For details of the arrangements with Armin Broger under his employment agreement, please see the relevant table below. The amounts shown below assume that termination or change in control was effective as of November 25, 2007, and a share price of $50.00 for the SAR grants, which is based on the Evercore share valuation. The actual amounts that would be paid can only be determined at the time of the actual termination event.

John Anderson

			Involuntary
Executive Benefits and	Voluntary		Not for	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Cause	Termination	Control
	($)	($)	($)	($)	($)

Compensation:

Severance(1)	—	—	5,298,077	—	—

Stock Appreciation Rights(2)	—	—	—	—	3,701,568

Benefits:

COBRA & Life Insurance(3)	—	—	4,908	—	—

Supplemental Executive Incentive Plan: (4)	4,048,719	4,048,719	4,048,719	—	4,048,719

(1)	Based on Mr. Anderson’s annual base salary of $1,250,000 and his AIP target of 110% of his base salary.

(2)	Accelerated vesting of all outstanding SARs. However, the $50.00 share price is lower than the strike price for 124,455 SARs so no accelerated value is reflected for those outstanding awards.

(3)	Reflects 18 months of COBRA and life insurance premium at the same Company / employee percentage sharing as during employment.

(4)	Reflects a lump sum payment under the Supplemental Executive Incentive Plan. While Mr. Anderson was the President of our Asia Pacific division, he participated in a Supplemental Executive Incentive Plan which was an unfunded plan where the Company contributed 20% of his base salary and annual bonus each year. His participation in the plan was frozen as of November 26, 2006, when he assumed the role of CEO.

Hans Ploos van Amstel

			Involuntary
Executive Benefits and	Voluntary		Not for	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Cause	Termination	Control
	($)	($)	($)	($)	($)

Compensation:

Severance(1)	—	—	1,836,154	—	—

Stock Appreciation Rights(2)	—	—	—	—	1,017,936

Benefits:

COBRA & Life Insurance(3)	—	—	5,914	—	—

(1)	Based on Mr. Ploos van Amstel’s annual base salary of $550,000 and his AIP target of 65% of his base salary.

(2)	Accelerated vesting of all outstanding SARs. However, the $50.00 share price is lower than the strike price for 31,114 SARs so no accelerated value is reflected for those outstanding awards.

(3)	Reflects 18 months of COBRA and life insurance premium at the same Company / employee percentage sharing as during employment.

Armin Broger

Involuntary
Executive Benefits and	Voluntary		Not for	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Cause	Termination	Control
	($)	($)	($)	($)	($)

Compensation(1):

Severance(2)	—	—	5,478,656	—	—

Stock Appreciation Rights(3)	—	—	—	—	—

(1)	These payments do not reflect any tax protection benefit since that amount is determined only after review and approval of the individual’s tax return by the Belgian tax authorities during the calendar year following the applicable compensation year.

(2)	Based on two times the sum of Mr. Broger’s base salary plus AIP target of 100%, eight months’ notice pay and six months’ pay for a non-compete consideration (based on base salary only).

(3)	Accelerated vesting of all outstanding SARs. However, the $50.00 share price is lower than the strike price for all of Mr. Broger’s SAR awards, so no accelerated value is reflected for any outstanding award.

Robert Hanson

			Involuntary
Executive Benefits and	Voluntary		Not for	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Cause	Termination	Control
	($)	($)	($)	($)	($)

Compensation:

Severance(1)	—	—	2,406,923	—	—

Stock Appreciation Rights(2)	—	—	—	—	1,017,936

Benefits:

COBRA & Life Insurance(3)	—	—	4,325	—	—

(1)	Based on Mr. Hanson’s annual base salary of $700,000 and his AIP target of 70% of his base salary.

(2)	Accelerated vesting of all outstanding SARs. However, the $50.00 share price is lower than the strike price for 31,114 SARs so no accelerated value is reflected for those outstanding awards.

(3)	Reflects 18 months of COBRA and life insurance premium at the same Company / employee percentage sharing as during employment.

John Goodman

			Involuntary
Executive Benefits and	Voluntary		Not for	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Cause	Termination	Control
	($)	($)	($)	($)	($)

Compensation:

Severance(1)	—	—	2,003,077	—	—

Stock Appreciation Rights(2)	—	—	—	—	647,776

Benefits:

COBRA & Life Insurance(3)	—	—	5,914	—	—

(1)	Based on Mr. Goodman’s annual base salary of $600,000 and his AIP target of 65% of his base salary.

(2)	Accelerated vesting of all outstanding SARs. However, the $50.00 share price is lower than the strike price for 16,603 SARs so no accelerated value is reflected for those outstanding awards.

(3)	Reflects 18 months of COBRA and life insurance premium at the same Company / employee percentage sharing as during employment.

DIRECTOR COMPENSATION

The following table provides compensation information for our directors in fiscal 2007 who were not employees:

	Fees
	Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards	Awards	Compensation	Total
	($)	($)	($)	($)	($)
(a)	(b)	(c)(1)	(d)(1)	(e)	(f)

Robert D. Haas(2)	256,000	—	—	31,415	287,415

Vanessa J. Castagna(3)	9,500	—	—	—	9,500

Peter A. Georgescu	70,000	30,799	778	—	101,577

Peter E. Haas, Jr.	58,000	30,799	778	—	89,577

F. Warren Hellman	59,000	30,799	778	—	90,577

Patricia A. House(4)	82,000	30,799	778	—	113,577

Leon J. Level	80,000	30,799	778	—	111,577

Stephen C. Neal(5)	9,500	—	—	—	9,500

Patricia Salas Pineda	59,000	30,799	778	—	90,577

T. Gary Rogers	64,000	30,799	778	—	95,577

(1)	The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended November 25, 2007, in accordance with FAS 123(R). Columns (c) and (d) include amounts from RSUs granted under the EIP and awards granted under the SELTIP, respectively, in and prior to 2007. Assumptions used in the calculation of this amount for the fiscal year ended November 25, 2007, are included in Notes 1 and 14 of the audited consolidated financial statements included elsewhere in this report.

(2)	Mr. Haas received for his services as Chairman an annual retainer fee of $250,000, meeting fees, a leased car at a value of $29,410, home security system coverage and the use of an office and services of an assistant. He did not receive a restricted stock unit (“RSU”) grant.

(3)	Vanessa J. Castagna joined the Board in October 2007.

(4)	Patricia House retired from the Board effective at the end of the fiscal year.

(5)	Stephen C. Neal joined the Board in October 2007.

Non-employee directors, other than Robert D. Haas, received compensation in 2007 consisting of an annual retainer fee of $45,000, meeting fees and, if applicable, committee chairperson retainer fees ($20,000 for the Audit Committee and the Human Resources Committee, and $10,000 for the Finance Committee and the Nominating and Governance Committee). They also received equity awards in the form of 1,472 restricted stock units each.

RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. Currently, RSUs have only been granted to our Board members. The RSUs vest in three equal installments after thirteen, twenty-four and thirty-six months following the grant date. The 2007 RSU grant included a deferral delivery feature, by which the recipient of the RSU will not receive the vested awards until six months following the cessation of the director’s service on the Board. After the recipient of the RSU has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. If the director’s service terminates for reason other than cause after the first, but prior to full vesting, then any unvested portion of the award will fully vest as of the date of such termination. The value of the RSUs is tracked against the Company’s share prices, established by the Evercore valuation process.

In 2007, the Board approved stock ownership guidelines for our non-employee Board members consistent with governance practices of similarly-situated companies. The ownership target is $300,000 worth of equity ownership, to be achieved within five years. Therefore, RSUs were granted under the EIP, rather than other available forms of equity compensation, in order to provide the directors with immediate stock ownership to facilitate achievement of the ownership guidelines.

Directors are covered under travel accident insurance while on Company business, as are all employees, and the non-employee directors are eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2007, none of the directors participated in this Deferred Compensation Plan.

Effective February 8, 2008, Mr. Haas resigned his position as Chairman. He will continue to serve as a director, with the designation of Chairman Emeritus of the Board, for a term of ten years. As such, we will provide Mr. Haas a leased car with driver, home security services and an office and related administrative and technical support. In addition, Mr. Haas will receive the same compensation as all other non-employee directors.

Effective upon Mr. Haas’ resignation, T. Gary Rogers was appointed as the new Chairman of the Board.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Its members are Ms. Pineda (Chair), Ms. Castagna, Mr. P.E. Haas, Jr., Mr. Hellman and Mr. Rogers. Ms. Castagna became a member in October 2007. In 2007, no member of the Human Resources Committee was a current officer or employee, or former officer, of ours. In addition, there are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Ms. Castagna, a director since October 2007, is a former employee of Mervyns LLC, a position she left in February 2007. The Company had net sales to Mervyns LLC in the amount of approximately $144 million from the beginning of fiscal 2006 through the first quarter of 2007, after which Ms. Castagna was no longer an employee of Mervyns LLC.

Mr. Neal, a director since October 2007, was chief executive officer and chairman of the law firm Cooley Godward Kronish LLP. Mr. Neal stepped down as chief executive officer effective January 1, 2008, but has retained his role as Chairman of the firm. Cooley Godward Kronish provided legal services to us and to the Human Resources Committee of our board of directors in 2007, for which we paid fees of approximately $195,000.

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

The following table contains information about the beneficial ownership of our voting trust certificates as of February 1, 2008, by:

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

As of February 1, 2008, there were 177 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of February 1, 2008. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

			Percentage of
	Number of Voting		Voting Trust
	Trust Certificates		Certificates
Name	Beneficially Owned		Outstanding

Peter E. Haas, Jr.	9,185,282	(1)	24.64%
Miriam L. Haas	6,547,314	(2)	17.56%
Robert D. Haas	3,953,703	(3)	10.61%
Margaret E. Haas	3,761,429	(4)	10.09%
Joanne C. Haas	2,921,770	(5)	7.84%
F. Warren Hellman	717,585	(6)	1.92%
Vanessa J. Castagna	—		—
Peter A. Georgescu	—		—
Leon J. Level	—		—
Stephen C. Neal	—		—
Patricia Salas Pineda	—		—
T. Gary Rogers	—		—
R. John Anderson	—		—
Armin Broger	—		—
John Goodman	—		—
Robert L. Hanson	—		—
Hans Ploos van Amstel	—		—
Directors and executive officers as a group (20 persons)	13,856,570		37.17%

(1)	Includes 2,911,770 voting trust certificates held by the Joanne and Peter Haas Jr. Fund, of which Mr. Haas is president, for the benefit of charitable entities. Mr. Haas shares voting and investing powers of the Fund with his spouse, Joanne C. Haas. Includes a total of 1,634,624 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 2,657,721 voting trust certificates held by partnerships of which Mr. Haas is managing general partner.

(2)	Includes 20,000 voting trust certificates held by the estate of Peter E. Haas, Sr., for which Ms. Haas is the executor under the will of Peter E. Haas, Sr.

(3)	Includes an aggregate of 50,876 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of these voting trust certificates. Includes 700,000 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust B-1 of which Mr. Haas is trustee. Includes 7,364 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust A, of which Mr. Haas is a co-trustee, for the benefit of his mother. Mr. Haas disclaims beneficial ownership of these voting trust certificates.

(4)	Includes 20,197 voting trust certificates held in a custodial account, of which Ms. Haas is custodian, for the benefit of Ms. Haas’ son. Ms. Haas disclaims beneficial ownership of these voting trust certificates. Includes 970,590 voting trust shares held by the Margaret E. Haas Fund, of which Ms. Haas is president, for the benefit of charitable entities.

(5)	Includes 2,911,770 voting trust certificates held by the Joanne and Peter Haas Jr. Fund, of which Mrs. Haas is vice president, treasurer and secretary, for the benefit of charitable entities. Mrs. Haas shares voting and investing powers of the Fund with her spouse, Peter E. Haas, Jr.

(6)	Includes 190,243 voting trust certificates held by a trust, of which Mr. Hellman is co-trustee, for the benefit of the daughter of Robert D. Haas. Mr. Hellman disclaims beneficial ownership of these voting trust certificates.

Equity Compensation Plan Information

The following table sets forth certain information, as of November 25, 2007, with respect to the EIP our only equity compensation plan. This plan was approved by our shareholders.

Number of SARs
		Weighted-Average	Remaining Available
	Number of Securities to	Exercise Price of	for Future Issuance
Number of	Be Issued Upon Exercise	Outstanding	Under Equity
Outstanding SARs(1)	of Outstanding SARs(2)	SARs	Compensation Plans(3)

1,167,934	186,869	$42.00	513,131

(1)	Includes only dilutive SARs.

(2)	Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 25, 2007, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)	Calculated based on the number of SARs authorized upon the adoption of the EIP on July 13, 2006. However, the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Vanessa Castagna, a director since October 2007, was, until February 2007, the executive chairwoman of the board and an employee of Mervyns LLC. The Company had net sales to Mervyns LLC in the amount of approximately $24.0 million for the first quarter of 2007, after which Ms. Castagna was no longer an employee of Mervyns LLC.

Stephen C. Neal, a director since October 2007, was chief executive officer and chairman of the law firm Cooley Godward Kronish LLP. Mr. Neal stepped down as chief executive officer effective January 1, 2008, but has retained his role as Chairman of the firm. Cooley Godward Kronish provided legal services to us and to the Human Resources Committee of our board of directors in 2007, for which we paid fees of approximately $195,000.

Procedures for Approval of Related Party Transactions

We have a written policy concerning the review and approval of related party transactions. Potential related party transactions are identified through an internal review process that includes a review of director and officer questionnaires and a review of any payments made in connection with transactions in which related persons may have had a direct or indirect material interest. Any business transactions or commercial relationships between the Company and any director, stockholder, or any of their immediate family members, are reviewed by the Nominating and Governance Committee of the Board of Directors and must be approved by at least a majority of the disinterested members of the Board. Business transactions or commercial relationships between the Company and named executive officers who are not directors or any of their immediate family members requires approval of the chief executive officer with reporting to the Audit Committee.

Director Independence

Although our shares are not registered on a national securities exchange, we review and take into consideration the director independence criteria required by both the New York Stock Exchange and the Nasdaq Stock Market in determining the independence of our directors. In addition, the charters of our Audit, Human Resources and Nominating and Governance Committees prohibit members from having any relationship that would interfere with the exercise of their independence from management and the Company. The fact that a Board member may own stock or voting trust certificates representing stock in the Company is not, by itself, considered an “interference” with independence under the committee charters. Family shareholders or other family member directors are not eligible for membership on the Audit Committee. These independence standards are disclosed on our website at http//www.levistrauss.com/Company/DirectorIndependence.aspx

Each of our Directors except for John Anderson, who serves as our full-time President and Chief Executive Officer, meets these standards of independence.

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

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLC, our independent registered public accounting firm during 2007 and KPMG LLP, our independent registered public accounting firm during part of 2007 and 2006:

	Year Ended	Year Ended
	November 25,	November 26,
	2007(3)	2006
	(Dollars in thousands)

Services provided:
Audit fees(1)	$3,921	$4,960
Audit-related fees(2)	955	490
Tax services	—	40

Total fees	$4,876	$5,490

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Principally comprised of fees related to quality assurance in connection with our implementation of an SAP enterprise resource planning system, the audit of our benefit plans and Sarbanes-Oxley Section 404 planning in 2007 and the audit of our benefit plans, Sarbanes-Oxley

Section 404 planning and services provided related to our debt refinancing activities in 2006.

(3)	Does not include fees of $0.1 million to KPMG LLP in connection with the auditor transition and other miscellaneous charges in 2007.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

List the following documents filed as a part of the report:

1.	Financial Statements

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

Exhibits
3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 12.25% Senior Notes due 2012, dated December 4, 2002, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.3	First Supplemental Indenture relating to 12.25% Senior Notes due 2012, dated October 11, 2007, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
4.4	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.5	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.6	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.7	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.8	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

Exhibits
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	First Amended and Restated Credit Agreement, dated May 18, 2006, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent and Sole Syndication Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.3	First Amended and Restated Pledge and Security Agreement, dated May 18, 2006, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.4	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.5	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.6	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.7	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.8	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.9	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.10	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.11	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.12	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.13	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.14	Executive Severance Plan effective May 1, 2004. Filed herewith.
10.15	Executive Severance Plan effective January 16, 2008. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.16	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.17	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.18	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*

Exhibits
10.19	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.20	Senior Executive Long Term Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.21	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.22	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.23	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.24	Offer Letter, dated March 24, 2005, between the Registrant and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Financial Officer of the Registrant. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*
10.25	Letter of December 18, 2006, to Hans Ploos van Amstel. Previously filed with the Commission on December 22, 2006.*
10.26	Offer Letter, dated May 13, 2005, between the Registrant and John Goodman. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.27	Memorandum, dated July 8, 2005, summarizing the terms of Robert D. Haas’ role as Chairman of the Board of the Registrant. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.28	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.29	Letter Agreement, dated July 5, 2006, between the Registrant and Philip A. Marineau. Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 11, 2006.
10.30	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.31	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.32	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.33	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.34	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*
10.35	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.36	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.

Exhibits
10.37	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.38	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of KPMG LLP. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to/		Balance at
	Beginning	(Recoveries of)		End of
Allowance for Doubtful Accounts	of Period	Expenses	Deductions(1)	Period
	(Dollars in thousands)

November 25, 2007	$17,998	$542	$3,735	$14,805

November 26, 2006	$26,550	$(1,021)	$7,531	$17,998

November 27, 2005	$29,002	$4,858	$7,310	$26,550

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Returns	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 25, 2007	$29,888	$130,707	$106,100	$54,495

November 26, 2006	$18,418	$110,740	$99,270	$29,888

November 27, 2005	$14,429	$92,502	$88,513	$18,418

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Discounts and Incentives	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 25, 2007	$84,102	$319,315	$296,802	$106,615

November 26, 2006	$77,480	$242,654	$236,032	$84,102

November 27, 2005	$80,236	$233,346	$236,102	$77,480

	Balance at	Charges/		Balance at
Valuation Allowance Against Deferred	Beginning	(Releases) to		End of
Deferred Tax Assets	of Period	Tax Expense	Deductions(1)	Period
	(Dollars in thousands)

November 25, 2007	$326,881	$(206,830)	$46,455	$73,596

November 26, 2006	$303,273	$(28,729)	$(52,337)	$326,881

November 27, 2005	$386,683	$(62,432)	$20,978	$303,273

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   LEVI STRAUSS & CO.

By:	/s/ Hans Ploos Van Amstel
Hans Ploos van Amstel
Senior Vice President and Chief Financial Officer

Date: February 12, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hans Ploos van Amstel, Heidi L. Manes, and Hilary K. Krane and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. Gary Rogers T. Gary Rogers	Chairman of the Board	Date: February 12, 2008

/s/ R. John Anderson R. John Anderson	Director, President and Chief Executive Officer	Date: February 12, 2008

/s/ Robert D. Haas Robert D. Haas	Director, Chairman Emeritus	Date: February 12, 2008

/s/ Peter A. Georgescu Peter A. Georgescu	Director	Date: February 12, 2008

/s/ Peter E. Haas, Jr Peter E. Haas, Jr.	Director	Date: February 12, 2008

/s/ F. Warren Hellman F. Warren Hellman	Director	Date: February 12, 2008

/s/ Leon J. Level Leon J. Level	Director	Date: February 12, 2008

/s/ Patricia Salas Pineda Patricia Salas Pineda	Director	Date: February 12, 2008

Signature	Title

/s/ Vanessa Castagna Vanessa Castagna	Director	Date: February 12, 2008

/s/ Stephen Neal Stephen Neal	Director	Date: February 12, 2008

/s/ Heidi L. Manes Heidi L. Manes	Vice President and Controller (Principal Accounting Officer)	Date: February 12, 2008

SUPPLEMENTAL INFORMATION

We will furnish our 2007 annual report to our voting trust certificate holders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 12.25% Senior Notes due 2012, dated December 4, 2002, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.16 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.
4.3	First Supplemental Indenture relating to 12.25% Senior Notes due 2012, dated October 11, 2007, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
4.4	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.5	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.6	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.7	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.8	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas, Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	First Amended and Restated Credit Agreement, dated May 18, 2006, among the Financial Institutions named therein as the Lenders and, Bank of America, N.A. as the Agent and Sole Syndication Agent, and the Registrant and Levi Strauss Financial Center Corporation as the Borrowers, General Electric Capital Corporation, Wells Fargo Foothill, LLC and JP Morgan Chase Bank as Co-Documentation Agents and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.3	First Amended and Restated Pledge and Security Agreement, dated May 18, 2006, between the Registrant, certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on May 22, 2006.
10.4	Subsidiary Guaranty, dated September 29, 2003, entered into by certain Subsidiaries of the Registrant, and Bank of America, N.A. as Agent. Previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated and filed with the Commission on October 14, 2003.
10.5	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.6	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.7	Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.8	Amendment to Deferred Compensation Plan for Executives effective March 1, 2000. Previously filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.9	Amendment to Deferred Compensation Plan for Executives effective August 1, 2000. Previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.10	Deferred Compensation Plan for Outside Directors. Previously filed as Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.11	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.12	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.13	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.14	Executive Severance Plan effective May 1, 2004. Filed herewith.
10.15	Executive Severance Plan effective January 16, 2008. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.16	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.17	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.18	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.19	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.20	Senior Executive Long Term Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.21	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.22	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.23	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.24	Offer Letter, dated March 24, 2005, between the Registrant and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Financial Officer of the Registrant. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*
10.25	Letter of December 18, 2006, to Hans Ploos van Amstel. Previously filed with the Commission on December 22, 2006.*
10.26	Offer Letter, dated May 13, 2005, between the Registrant and John Goodman. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.27	Memorandum, dated July 8, 2005, summarizing the terms of Robert D. Haas’ role as Chairman of the Board of the Registrant. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.28	Employment Agreement, dated as of September 30, 1999, between the Registrant and Philip Marineau. Previously filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*

10.29	Letter Agreement, dated July 5, 2006, between the Registrant and Philip A. Marineau. Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 11, 2006.
10.30	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.31	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.32	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.33	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.34	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*
10.35	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.36	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.37	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.38	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
14.2	Amendment to Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 17, 2005.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of KPMG LLP. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.