Form 10-Q
period 2008-02-24
LEVI STRAUSS & CO
filed 2008-04-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 24, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock $.01 par value — 37,278,238 shares outstanding on April 3, 2008

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 24,	November 25,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$222,005	$155,914
Restricted cash	3,136	1,871
Trade receivables, net of allowance for doubtful accounts of $15,732 and $14,805	574,124	607,035
Inventories:
Raw materials	16,038	17,784
Work-in-process	18,008	14,815
Finished goods	501,733	483,265

Total inventories	535,779	515,864
Deferred tax assets, net	141,855	133,180
Other current assets	89,732	75,647

Total current assets	1,566,631	1,489,511
Property, plant and equipment, net of accumulated depreciation of $617,400 and $605,859	440,822	447,340
Goodwill	205,988	206,486
Other intangible assets, net	42,775	42,775
Non-current deferred tax assets, net	545,636	511,128
Other assets	154,734	153,426

Total assets	$2,956,586	$2,850,666

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$12,283	$10,339
Current maturities of long-term debt	70,875	70,875
Current maturities of capital leases	2,670	2,701
Accounts payable	253,502	243,630
Restructuring liabilities	7,581	8,783
Other accrued liabilities	223,130	248,159
Accrued salaries, wages and employee benefits	195,941	218,325
Accrued interest payable	35,311	30,023
Accrued income taxes	49,443	9,420

Total current liabilities	850,736	842,255
Long-term debt	1,863,961	1,879,192
Long-term capital leases, less current maturities	5,066	5,476
Postretirement medical benefits	151,283	157,447
Pension liability	148,645	147,417
Long-term employee related benefits	111,097	113,710
Long-term income tax liabilities	52,895	35,122
Other long-term liabilities	70,979	48,123
Minority interest	16,274	15,833

Total liabilities	3,270,936	3,244,575

Commitments and contingencies (Note 6)
Temporary equity	4,524	4,120

Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	93,633	92,650
Accumulated deficit	(407,210)	(499,093)
Accumulated other comprehensive (loss) income	(5,670)	8,041

Total stockholders’ deficit	(318,874)	(398,029)

Total liabilities, temporary equity and stockholders’ deficit	$2,956,586	$2,850,666

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 24,	February 25,
	2008	2007
	(Dollars in thousands) (Unaudited)

Net sales	$1,060,920	$1,016,299
Licensing revenue	21,948	21,106

Net revenues	1,082,868	1,037,405
Cost of goods sold	537,669	539,790

Gross profit	545,199	497,615
Selling, general and administrative expenses	356,431	295,562
Restructuring charges, net	2,222	12,815

Operating income	186,546	189,238
Interest expense	40,680	57,725
Other income, net	(3,879)	(13,558)

Income before income taxes	149,745	145,071
Income tax expense	52,638	58,436

Net income	$97,107	$86,635

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 24,	February 25,
	2008	2007
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$97,107	$86,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,242	16,231
Asset impairments	316	7,008
Loss on disposal of property, plant and equipment	88	36
Unrealized foreign exchange losses (gains)	3,503	(9,780)
Realized loss on foreign currency contracts not designated for hedge accounting	2,001	3,610
Employee benefit plans’ amortization from accumulated other comprehensive (loss) income	(9,021)	—
Employee benefit plans’ curtailment gain, net	(4,048)	(25,321)
Amortization of deferred debt issuance costs	915	1,465
Stock-based compensation	1,387	920
Allowance for doubtful accounts	1,848	331
Change in operating assets and liabilities:
Trade receivables	33,526	21,370
Inventories	(23,737)	(51,973)
Other current assets	(11,155)	12,946
Other non-current assets	(5,949)	1,034
Accounts payable and other accrued liabilities	(3,874)	(36,772)
Income tax liabilities	38,333	46,668
Restructuring liabilities	(1,513)	1,694
Accrued salaries, wages and employee benefits	(26,189)	(78,180)
Long-term employee related benefits	(3,801)	(13,142)
Other long-term liabilities	117	(1,693)
Other, net	(276)	82

Net cash provided by (used for) operating activities	106,820	(16,831)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(24,328)	(9,607)
Proceeds from sale of property, plant and equipment	695	179
Acquisition of retail stores	—	(2,502)
Foreign currency contracts not designated for hedge accounting	(2,001)	(3,610)

Net cash used for investing activities	(25,634)	(15,540)

Cash Flows from Financing Activities:
Repayments of long-term debt	(18,251)	(472)
Net decrease in short-term borrowings	2,047	(6,866)
Debt issuance costs	(375)	—
Restricted cash	(1,487)	(2,734)

Net cash used for financing activities	(18,066)	(10,072)

Effect of exchange rate changes on cash	2,971	171

Net increase (decrease) in cash and cash equivalents	66,091	(42,272)
Beginning cash and cash equivalents	155,914	279,501

Ending cash and cash equivalents	$222,005	$237,229

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30,462	$64,748
Income taxes	15,715	5,595

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (“LS&CO.” or the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, jackets and related accessories, for men, women and children under the Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm brands. The Company markets its products in three geographic regions: Americas, Europe and Asia Pacific.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of LS&CO. and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 25, 2007, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 12, 2008.

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 24, 2008, may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2008.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2008 fiscal year consists of 53 weeks ending on November 30, 2008. The 2007 fiscal year consisted of 52 weeks ending on November 25, 2007. Each quarter of both fiscal years 2008 and 2007 consists of 13 weeks, with the exception of the fourth quarter of 2008, which will consist of 14 weeks. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to local statutory requirements. All references to years relate to fiscal years rather than calendar years.

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

Income Tax Assets and Liabilities

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

allowance, the Company’s management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

The Company provides for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future. Basis differences, consisting primarily of undistributed foreign earnings, related to investments in certain foreign subsidiaries are considered to be permanently reinvested and therefore are not expected to reverse in the foreseeable future, as the Company plans to utilize these earnings to finance the expansion and operating requirements of these subsidiaries.

The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. The Company evaluates uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized. The Company believes that its recorded tax liabilities are adequate to cover all open tax years based on its assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that the Company’s view as to the outcome of these matters change, the Company will adjust income tax expense in the period in which such determination is made. The Company classifies interest and penalties related to income taxes as income tax expense.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of February 24, 2008, and November 25, 2007.

The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The Company has estimated the fair value of its other financial instruments using the market approach. For rabbi trust assets and foreign currency spot and forward contracts, which are carried at their fair values, the Company’s fair value estimate incorporates quoted market prices at the balance sheet date. For notes, loans and borrowings under the Company’s credit facilities, which are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments, the Company’s fair value estimate incorporates dealer bid price quotes.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2009

•	In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact the application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements.

First Quarter of 2010

•	In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

•	In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

•	In December 2007, the FASB issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on its consolidated financial statements.

NOTE 2:	INCOME TAXES

Effective Income Tax Rate.  The Company’s income tax expense was $52.6 million and $58.4 million for the three months ended February 24, 2008, and February 25, 2007, respectively. The Company’s effective income tax rate was 35.2% and 40.3% for the three months ended February 24, 2008, and February 25, 2007, respectively. The decrease in the effective income tax rate for the three months ended February 24, 2008, compared to the same period in 2007, was primarily driven by a $6.0 million discrete, non-cash tax benefit recognized in the first quarter of 2008. The $6.0 million discrete tax benefit includes a $3.5 million benefit related to additional foreign tax credit carryforwards available resulting from the settlement with the IRS for the Company’s 2000-2002 U.S. federal

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

income tax returns and a $2.5 million benefit related to a reduction in accrued withholding income taxes as a result of the Belgian-U.S. Income Tax Treaty signed during the first quarter.

Uncertain Income Tax Positions.  In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law on the Company’s tax positions may be uncertain. FIN 48 also prescribes a comprehensive model for the financial statement recognition, derecognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted the provisions of FIN 48 on the first day of fiscal 2008 and recognized a cumulative-effect adjustment of $5.2 million, which increased the 2008 beginning balance of accumulated deficit. Also upon the adoption of FIN 48, the Company recognized a $28.3 million increase in non-current deferred tax assets, a $14.5 million increase in long-term income tax liabilities, and a $21.4 million increase in non-current deferred tax liabilities (included in “Other long-term liabilities”).

At the date of adoption, the Company’s total amount of unrecognized tax benefits was $178.4 million, of which $116.5 million would impact the Company’s effective tax rate, if recognized. As of February 24, 2008, the Company’s total amount of unrecognized tax benefits was $182.9 million, of which $118.4 million would impact the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by as much as $82.3 million within the next twelve months, due primarily to the expected resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether this decrease in unrecognized tax benefits will result in a significant reduction in income tax expense to the Company. As of the date of adoption and February 24, 2008, accrued interest and penalties were $13.2 million and $13.8 million, respectively.

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. During the three months ended February 24, 2008, the Company reached a settlement with the IRS concluding the examination of the Company’s 2000-2002 U.S. federal income tax returns. As a result of this settlement, the Company recognized a non-cash, non-recurring tax benefit of $3.5 million related to additional foreign tax credit carryforwards available. The Company’s total amount of unrecognized tax benefits were not significantly impacted by the settlement. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years

U.S. federal	2003-2007
California	1986-2007
Belgium	2005-2007
United Kingdom	2005-2007
Spain	2003-2007
Mexico	2002-2007
Canada	2003-2007
Hong Kong	2002-2007
Turkey	2002-2007
Japan	2002-2007

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the three months ended February 24, 2008, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 25, 2007	$199,905	$4,063	$2,518	$206,486
Foreign currency fluctuation	—	(181)	(317)	(498)

Balance, February 24, 2008	$199,905	$3,882	$2,201	$205,988

The Company’s other intangible assets as of February 24, 2008, and November 25, 2007, are primarily comprised of trademarks and are not subject to amortization.

NOTE 4:	LONG-TERM DEBT

	February 24,	November 25,
	2008	2007
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$232,281	$250,000
Notes payable, at various rates	138	131

Total secured	232,419	250,131

Unsecured:
12.25% senior notes due 2012	18,705	18,702
8.625% Euro senior notes due 2013	374,329	373,808
Senior term loan due 2014	322,807	322,737
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	186,576	184,689

Total unsecured	1,702,417	1,699,936
Less: current maturities	(70,875)	(70,875)

Total long-term debt	$1,863,961	$1,879,192

Short-term debt
Short-term borrowings	$12,283	$10,339
Current maturities of long-term debt	70,875	70,875

Total short-term debt	$83,158	$81,214

Total long-term and short-term debt	$1,947,119	$1,960,406

Subsequent Event — Redemption of Remaining 12.25% Senior Notes due 2012

On March 25, 2008, the Company redeemed its remaining $18.8 million outstanding 12.25% senior notes due 2012 for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

expenses. The total cash consideration was paid using cash on hand. Additionally, the Company wrote off $0.3 million of unamortized debt issuance costs and any applicable discount or premiums relating to the purchase and extinguishment of these notes in the second quarter of 2008.

Short-term Credit Lines and Standby Letters of Credit

As of February 24, 2008, the Company’s total availability of $328.4 million under its senior secured revolving credit facility was reduced by $79.2 million of letters of credit and other credit usage allocated under the Company’s senior secured revolving credit facility, yielding a net availability of $249.2 million. Included in the $79.2 million of letters of credit on February 24, 2008, were $5.3 million of trade letters of credit and bankers’ acceptances, $9.8 million of other credit usage and $64.1 million of stand-by letters of credit with various international banks, of which $38.0 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 24, 2008, and February 25, 2007, was 8.31% and 9.89%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

NOTE 5:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount — including accrued interest — and estimated fair value of the Company’s financial instruments for the periods presented are as follows:

	February 24, 2008			November 25, 2007
		Estimated Fair Value Measurements
			Significant
		Quoted Prices	Other
		in Active	Observable
	Carrying	Markets	Inputs	Carrying	Estimated
	Value	(Level 1)	(Level 2)	Value	Fair Value
	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$222,138	$222,138	$—	$156,009	$156,009
Rabbi trust assets	14,900	14,900	—	14,588	14,588
Spot and forward currency contracts	153	153	—	1,027	1,027

Total financial assets	$237,191	$237,191	$—	$171,624	$171,624

Financial Liabilities
Senior revolving credit facility	$233,384	$—	$226,415	$251,474	$248,974
U.S. dollar notes	836,456	800,719	—	840,445	827,086
Euro notes	387,130	343,941	—	378,705	361,384
Senior term loan	323,622	262,439	—	323,771	297,596
Yen-denominated eurobond notes	189,166	—	146,254	185,258	153,122
Short-term and other borrowings	12,673	12,673	—	10,776	10,776
Spot and forward currency contracts	1,493	1,493	—	7,280	7,280

Total financial liabilities	$1,983,924	$1,421,265	$372,669	$1,997,709	$1,906,218

NOTE 6:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. As of February 24, 2008, the Company had U.S. dollar spot and forward currency contracts to buy $486.3 million and to sell $230.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.  There have been no material developments in this litigation since the Company filed its 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in such Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

Class Actions Securities Litigation.  On February 22, 2008, the parties agreed to settle In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action) and are in the process of documenting that settlement. The related wrongful termination claim identified above is unaffected by this settlement. For more information about the litigation, see Note 7 to the consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.

Other Litigation.  In the ordinary course of business, the Company has various other pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any of these pending legal proceedings that will have a material impact on its financial condition or results of operations or cash flows.

NOTE 7:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of February 24, 2008. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

For the three months ended February 24, 2008, and February 25, 2007, the Company recognized restructuring charges, net, of $2.2 million and $12.8 million, respectively. The following table summarizes the restructuring activity for the three months ended February 24, 2008, and the related restructuring liabilities balance as of November 25, 2007, and February 24, 2008:

	2008 Restructuring Activities
	Liabilities				Liabilities	Cumulative
	November 25,				February 24,	Charges
	2007	Charges	Utilization	Adjustments	2008	To Date
	(Dollars in thousands)
2008 reorganization initiatives:(1)
Severance and employee benefits	$—	$1,228	$—	$—	$1,228	$1,228
Other restructuring costs	—	125	—	—	125	125
Prior reorganization initiatives:(2)
Severance and employee benefits	5,893	249	(2,031)	(234)	3,877	116,455
Other restructuring costs	7,512	343	(1,388)	195	6,662	36,975
Asset impairment	—	316	(316)	—	—	9,386

Total	$13,405	$2,261	$(3,735)	$(39)	$11,892	$164,169

Current portion	$8,783				$7,581
Long-term portion	4,622				4,311

Total	$13,405				$11,892

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

(1)	In the first quarter of 2008, the Company decided to close its manufacturing facility in the Philippines, and announced the decision on March 12, 2008. This closure will result in the elimination of the jobs of approximately 257 employees through the third quarter of 2008. Current period charges include estimated severance and facility-related costs. The Company expects to incur additional restructuring charges related to this initiative of approximately $2.0 million, principally in the form of additional termination benefits and facility-related costs, which will be recorded in future periods.

(2)	Prior reorganization initiatives include organizational changes, distribution center closures and plant closures in 2003-2007, primarily in Europe and the Americas. Of the $10.5 million restructuring liability at February 24, 2008, $0.4 million resulted from the Company’s reorganization of its Eastern European operations that commenced in 2007, $2.6 million resulted from the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany that commenced in 2007, $0.7 million resulted from its distribution facility closure in Little Rock, Arkansas, that commenced in 2006 and $6.8 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities. The Company estimates that it will incur future additional restructuring charges related to these prior reorganization initiatives of approximately $1.4 million and to eliminate the jobs of approximately 16 employees by the end of the fourth quarter of 2008 related to these actions.

The following table summarizes the restructuring activity for the three months ended February 25, 2007, and the related restructuring liabilities balance as of November 26, 2006, and February 25, 2007:

	2007 Restructuring Activities
	Liabilities				Liabilities
	November 26,				February 25,
	2006	Charges	Utilization	Adjustments	2007
	(Dollars in thousands)

2007 and prior reorganization initiatives	$20,747	$12,910	$(11,111)	$(95)	$22,451

Restructuring charges for the three months ended February 25, 2007, relate primarily to severance costs and an impairment charge in association with the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

NOTE 8:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in accumulated other comprehensive (loss) income for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 24,	February 25,	February 24,	February 25,
	2008	2007	2008	2007
		(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,653	$1,991	$145	$186
Interest cost	15,239	14,384	2,645	2,692
Expected return on plan assets	(15,595)	(14,974)	—	—
Amortization of prior service cost (benefit)	207	209	(10,155)	(11,971)
Amortization of transition asset	57	118	—	—
Amortization of actuarial loss	113	1,725	971	1,323
Curtailment loss (gain)(1)	174	—	(4,222)	(25,321)
Net settlement gain	(214)	—	—	—

Net periodic benefit cost (income)	1,634	$3,453	(10,616)	$(33,091)

Changes in accumulated other comprehensive (loss) income:
Actuarial loss	287		—
Amortization of prior service (cost) benefit	(207)		10,155
Amortization of transition asset	(57)		—
Amortization of actuarial loss	(113)		(971)
Curtailment gain	302		4,222
Net settlement gain	214		—

Total recognized in accumulated other comprehensive loss	426		13,406

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$2,060		$2,790

(1)	The postretirement benefit curtailment gain of $4.2 million for the three months ended February 24, 2008, relates to the impact of voluntary terminations in the period resulting from the Company’s 2007 labor agreement with the union that represents many of its distribution-related employees in North America. The postretirement benefit curtailment gain of $25.3 million for the three months ended February 25, 2007, relates to the impact of job reductions in connection with the facility closure in Little Rock, Arkansas, attributable to the accelerated recognition of prior service benefit associated with prior plan amendments.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

NOTE 9:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended
	February 24,	February 25,
	2008	2007
	(Dollars in thousands)

Net income	$97,107	$86,635

Other comprehensive (loss) income:
Net investment hedge (losses) gains	(903)	1,860
Foreign currency translation losses	(2,174)	(1,384)
Unrealized loss on marketable securities	(811)	(819)
Cash flow hedges	(23)	905
Pension and postretirement benefits	(9,800)	10

Total other comprehensive (loss) income	(13,711)	572

Total comprehensive income	$83,396	$87,207

The following is a summary of the components of “Accumulated other comprehensive (loss) income,” net of related income taxes:

	February 24,	November 25,
	2008	2007
	(Dollars in thousands)

Net investment hedge losses	$(36,737)	$(35,834)
Foreign currency translation losses	(23,847)	(21,673)
Unrealized (loss) gain on marketable securities	(713)	98
Cash flow hedges	—	23
Pension and postretirement benefits	55,627	65,427

Accumulated other comprehensive (loss) income, net of income taxes	$(5,670)	$8,041

NOTE 10:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net”:

	Three Months Ended
	February 24,	February 25,
	2008	2007
	(Dollars in thousands)

Foreign exchange management gains	$(2,619)	$(664)
Foreign currency transaction losses (gains)	1,395	(7,118)
Interest income	(2,310)	(3,756)
Investment income	(779)	(2,457)
Minority interest — Levi Strauss Japan K.K	279	138
Other(1)	155	299

Total other income, net	$(3,879)	$(13,558)

(1)	Includes loss on early extinguishment of debt, which was insignificant for the three months ended February 24, 2008, and February 25, 2007, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

NOTE 11:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the first quarter of 2008, the Company donated $7.1 million to the Levi Strauss Foundation.

NOTE 12:	BUSINESS SEGMENT INFORMATION

Effective as of the beginning of 2008, the Company’s reporting segments were revised as follows: the Company’s Central and South American markets were combined with the Company’s North America region which was renamed the Americas and the Company’s Turkey, Middle East and North Africa markets were combined with the Company’s region in Europe; all of these markets were previously managed by the Company’s Asia Pacific region. Segment disclosures contained in this Form 10-Q have been revised to conform to the new presentation for all reporting periods.

Each regional segment is managed by a senior executive who reports directly to the chief operating decision maker: the Company’s chief executive officer. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.

Business segment information for the Company is as follows:

	Three Months Ended
	February 24,	February 25,
	2008	2007
	(Dollars in thousands)

Net revenues:
Americas	$579,758	$591,070
Europe	328,746	285,867
Asia Pacific	174,364	160,848
Corporate(1)	—	(380)

Consolidated net revenues	$1,082,868	$1,037,405

Operating income:
Americas	$91,333	$92,965
Europe	98,921	86,325
Asia Pacific	30,861	27,488

Regional operating income	221,115	206,778
Corporate expenses, net	34,569	17,540

Consolidated operating income	186,546	189,238
Interest expense	40,680	57,725
Other income, net	(3,879)	(13,558)

Income before income taxes	$149,745	$145,071

(1)	Corporate net revenues reflect the impact of the settlement of the Company’s derivative instruments which hedged the related intercompany royalty flows for the three months ended February 25, 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2008

NOTE 13:	SUBSEQUENT EVENTS

Dividend Declaration

On April 3, 2008, the Company’s Board of Directors declared a one-time cash dividend of $50 million. The dividend is payable no later than June 2, 2008, to stockholders of record at the close of business on April 14, 2008. The declaration of cash dividends in the future is subject to determination by the Company’s Board of Directors based on a number of factors, including the Company’s financial condition and compliance with the terms of its debt agreements. For these reasons, as well as others, there can be no assurance that the Company’s Board of Directors will declare any additional cash dividends in the future.

Redemption of Remaining 12.25% Senior Notes due 2012

As described in Note 4, on March 25, 2008, the Company redeemed its remaining $18.8 million outstanding 12.25% senior notes due 2012 for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and expenses. The total cash consideration was paid using cash on hand. Additionally, the Company wrote off $0.3 million of unamortized debt issuance costs and any applicable discount or premiums relating to the purchase and extinguishment of these notes in the second quarter of 2008.

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in over 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, as we both source and market our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute products under the Signature brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad. We also distribute our Levi’s® and Dockers® products through our online stores, and our Levi’s®, Dockers® and Signature products through more than 200 company-operated stores located in 22 countries, including the United States. These stores generated approximately 8% of our net revenues in the first quarter of 2008.

We derived nearly half of our net revenues and more than half of our regional operating income from our European and Asia Pacific businesses in the first quarter of 2008. Sales of Levi’s® brand products represented approximately 76% of our total net sales in the first three months of 2008.

Our First Quarter 2008 Results

Our first quarter 2008 results reflect continued strong income and operating cash flow generation:

•	Net revenues. Our consolidated net revenues increased by 4% compared to the first quarter of 2007. Despite a challenging retail environment, net revenues would have been flat without the benefit of currency. Constant currency net revenue growth across our Europe region and in our emerging markets in Asia Pacific such as China and India was offset by a decline in our Americas region, which included some advanced shipments to wholesale customers in anticipation of our U.S. implementation of SAP, an enterprise resource planning system.

•	Operating Income. Our operating income decreased $3 million from the prior year, as an increase in our regional operating income and a decrease in our restructuring costs were offset by a lower postretirement benefit plan curtailment gain. Our operating margin remained strong at 17%, while we continued the expansion of our retail network and the upgrade of our information technology systems, including our implementation of SAP which went live in the United States at the beginning of the second quarter of 2008.

•	Net income. Net income grew 12% to $97 million as compared to the prior year period, reflecting a $17 million reduction in interest expense and an improved income tax rate.

•	Cash flows. Cash flows provided by operating activities were $107 million in the first three months of 2008 as compared to cash used of $17 million in the first three months of 2007. The increase is primarily due to lower interest payments and less cash used for working capital. We used cash on hand to reduce our debt by $18 million in the first quarter of 2008, and we have continued to invest in systems and retail expansion.

In the beginning of the second quarter of 2008, we implemented SAP in the United States. Due to issues encountered during the stabilization period we chose to temporarily suspend shipments to our customers in the United States, causing us to miss the customer-requested delivery dates that fell within this period. We have resumed shipping and are currently working with our customers to minimize potential order cancellation and delivery backlog. We expect order cancellations and higher operating expenses to negatively impact our results in the second quarter as compared to the prior year.

Key challenges and risks for us during the remainder of the year include:

•	weak consumer spending in the United States and the impact of consolidation and acquisition activity among our wholesale customers;

•	weakening macroeconomic conditions outside the United States;

•	certain of our mature businesses in our Asia Pacific region, whose declining results are offsetting strong performance in emerging markets within the region; and

•	our ability to mitigate the impact of any SAP-related business disruptions.

Financial Information Presentation

Fiscal year.  Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2008 fiscal year consists of 53 weeks ending on November 30, 2008. The 2007 fiscal year consisted of 52 weeks ending on November 25, 2007, except for certain foreign subsidiaries which were fixed at November 30 due to local statutory requirements. Each quarter of both fiscal years 2008 and 2007 consists of 13 weeks, with the exception of the fourth quarter of 2008, which will consist of 14 weeks.

Segments.  Effective as of the beginning of 2008, our reporting segments were revised as follows: our Central and South American markets were combined with our North America region, which was renamed the Americas as a result of the change, and our Turkey, Middle East and North Africa markets were combined with our region in Europe; all of these markets were previously managed by our Asia Pacific region. Segment disclosures contained in this Form 10-Q were revised to conform to the new presentation for all reporting periods.

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and of direct sales to consumers at our company-operated stores. It includes allowances for estimated returns, discounts, and promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees.

•	Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead, and also includes the cost of inbound freight, internal transfers, and receiving and inspection at manufacturing facilities.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling, and other activities associated with our distribution network.

Constant currency.  Constant currency comparisons are based on translating local currency amounts in both periods at the same foreign exchange rates. We routinely evaluate our constant currency financial performance in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations for Three Months Ended February 24, 2008, as Compared to Same Period in 2007

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 24,	February 25,
			%	2008	2007
	February 24,	February 25,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$1,061.0	$1,016.3	4.4%	98.0%	98.0%
Licensing revenue	21.9	21.1	4.0%	2.0%	2.0%

Net revenues	1,082.9	1,037.4	4.4%	100.0%	100.0%
Cost of goods sold	537.7	539.8	(0.4)%	49.7%	52.0%

Gross profit	545.2	497.6	9.6%	50.3%	48.0%
Selling, general and administrative expenses	356.4	295.6	20.6%	32.9%	28.5%
Restructuring charges, net	2.2	12.8	(82.7)%	0.2%	1.2%

Operating income	186.6	189.2	(1.4)%	17.2%	18.2%
Interest expense	40.7	57.7	(29.5)%	3.8%	5.6%
Other income, net	(3.8)	(13.5)	(71.4)%	(0.4)%	(1.3)%

Income before income taxes	149.7	145.0	3.2%	13.8%	14.0%
Income tax expense	52.6	58.4	(9.9)%	4.9%	5.6%

Net income	$97.1	$86.6	12.1%	9.0%	8.4%

Consolidated net revenues

The following table presents net revenues by segment for the periods indicated and the changes in net revenue by segment on both reported and constant currency bases from period to period:

	Three Months Ended
			% Increase (Decrease)
	February 24,	February 25,	As	Constant
	2008	2007	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$579.8	$591.1	(1.9)%	(2.5)%
Europe	328.7	285.8	15.0%	3.0%
Asia Pacific	174.4	160.8	8.4%	2.9%
Corporate	—	(0.3)	—	—

Total net revenues	$1,082.9	$1,037.4	4.4%	(0.1)%

Consolidated net revenues increased on a reported basis for the three-month period ended February 24, 2008. Reported amounts were affected favorably by currency, particularly in Europe and Asia Pacific. In the three-month period, our net revenue growth in our Europe and Asia Pacific regions continued, while in our Americas region net revenue declined.

Americas.  On both reported and constant currency bases, net revenues in our Americas region decreased for the three-month period. Currency affected net revenues favorably by approximately $4 million.

Net revenues for the first quarter include approximately $18 million of shipments to certain wholesale customers in February 2008 in anticipation of our March 2008 conversion to SAP in the United States. We worked with these customers to fulfill their replenishment orders that were originally planned for shipment in the second quarter during the implementation period. Net sales increased for the U.S. Levi’s® brand, our largest business in the region, due to these advanced shipments and from company-operated retail stores; these increases were partially offset by declines in sales to our wholesale customers, primarily due to a reduction in sales of women’s products as compared to the same period in 2007. The increase in the U.S. Levi’s® brand was more than offset by continued net revenue declines for the U.S. Signature brand. Net revenues for the U.S. Dockers® brand also decreased for the three-month period.

Europe.  Net revenues in Europe increased on both reported and constant currency bases. Currency affected net revenues favorably by approximately $34 million.

Net revenues increased on a constant currency basis in both our wholesale and retail channels, led by the Levi’s® brand, partially offset by the reduction in sales volume related to the withdrawal of Signature brand products in the second quarter of 2007. New franchisee and company-operated stores and a higher proportion of Levi’s® Red Tabtm products were key contributors to the net sales increase.

Asia Pacific.  Total net revenues in Asia Pacific increased on both reported and constant currency bases. Currency affected net revenues favorably by approximately $9 million.

Net sales increased primarily due to continued expansion of our company-operated and franchised store network and in our emerging markets, particularly China and India. These net sales increases were partially offset by declines in certain of our mature markets, particularly Japan, primarily due to continuing high inventories held by our wholesale customers in those markets and weak retail conditions.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
			%
	February 24,	February 25,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Net revenues	$1,082.9	$1,037.4	4.4%
Cost of goods sold	537.7	539.8	(0.4)%

Gross profit	$545.2	$497.6	9.6%

Gross margin	50.3%	48.0%

Gross margins increased in each of our regions for the three-month period ended February 24, 2008, compared to the same prior-year period. For the Americas, gross margin was helped by a favorable sales mix and a decline in sales allowances and discounts, partly due to the advanced replenishment shipments described above, and the increase in net sales from company-operated stores. In Europe, the increase in gross margin was primarily due to lower sourcing costs and the increase in net sales from company-operated stores. Asia Pacific’s gross margin was helped by a favorable sales mix, a decline in sales allowances, and lower inventory markdown activity. Currency also contributed significantly to the increase in consolidated gross profit.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 24,	February 25,
			%	2008	2007
	February 24,	February 25,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$103.7	$85.4	21.4%	9.6%	8.2%
Advertising and promotion	51.3	45.5	12.7%	4.7%	4.4%
Administration	85.1	74.4	14.3%	7.9%	7.2%
Postretirement benefit plan curtailment gain	(4.2)	(25.3)	(83.3)%	(0.4)%	(2.4)%
Other	120.5	115.6	4.3%	11.1%	11.1%

Total SG&A	$356.4	$295.6	20.6%	32.9%	28.5%

Total SG&A expenses increased $60.8 million for the three-month period ended February 24, 2008, compared to the same prior-year period. Currency contributed approximately $14 million to the increase in SG&A expenses.

Selling.  Selling expenses increased across all business segments, primarily reflecting higher selling costs associated with additional company-operated stores and our business growth in Asia Pacific.

Advertising and promotion.  Advertising and promotion expenses increased for the three-month period primarily due to an increase in the Americas.

Administration.  Administration expenses include corporate expenses and other administrative charges. Administration expenses increased as compared to prior year primarily due to various company initiatives and other administrative costs.

Postretirement benefit plan curtailment gain.  During the first quarter of 2008, we recorded a postretirement benefit plan curtailment gain associated with the departure of the remaining employees who elected the voluntary separation and buyout program contained in the new labor agreement we entered into during the third quarter of 2007. During the first quarter of 2007, we recorded a postretirement benefit plan curtailment gain associated with the closure of our Little Rock, Arkansas, distribution facility. For more information, see notes 7 and 8 to our unaudited consolidated financial statements included in this report.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs increased primarily due to an increase in information resources expense primarily associated with increased investment in our global information technology systems and our implementation of SAP in the United States and our global sourcing organization.

Restructuring charges

Restructuring charges, net, decreased to $2.2 million for the first three months ended February 24, 2008, from $12.8 million for the same period in 2007. The 2008 amount primarily consists of estimated severance and facility-related costs, recorded in association with our intent to close our manufacturing plant in the Philippines. The prior year amount primarily consisted of asset impairment and severance charges recorded in association with the closure of our distribution center in Germany.

Operating income

The following table shows operating income by reporting segment and the significant components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 24,		February 25,
			%	2008		2007
	February 24,	February 25,	Increase	% of Net		% of Net
	2008	2007	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$91.4	$93.0	(1.7)%	15.8%		15.7%
Europe	98.9	86.3	14.6%	30.1%		30.2%
Asia Pacific	30.9	27.5	12.3%	17.7%		17.1%

Total regional operating income	221.2	206.8	7.0%	20.4	%*	19.9	%*

Corporate:
Restructuring charges, net	2.2	12.8	(82.7)%	0.2	%*	1.2	%*
Postretirement benefit plan curtailment gain	(4.2)	(25.3)	(83.3)%	(0.4	)%*	(2.4	)%*
Other corporate staff costs and expenses	36.6	30.1	21.6%	3.4	%*	2.9	%*

Total corporate	34.6	17.6	96.9%	3.2	%*	1.7	%*

Total operating income	$186.6	$189.2	(1.4)%	17.2	%*	18.2	%*

Operating Margin	17.2%	18.2%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes changes in operating income by segment for the three-month period ended February 24, 2008, compared to the same prior-year period:

•	Americas. Operating income decreased slightly as the region’s increased gross profit, which resulted in part from the advanced replenishment shipments discussed above, was offset by the increase in SG&A expenses primarily reflecting our continued investment in retail expansion and the increase in advertising and promotion expenses.

•	Europe. Operating income increased primarily due to the favorable impact of currency and the region’s net revenue growth.

•	Asia Pacific. Operating income increased primarily reflecting the region’s net sales increase.

Corporate.  Corporate expense is comprised of restructuring charges, net, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs.

Postretirement benefit plan curtailment gain in 2008 relates to the impact of voluntary terminations in the period resulting from the 2007 labor agreement with the union that represents many of our distribution-related employees in North America. The 2007 gain relates to the closure of our Little Rock, Arkansas, distribution facility.

Other corporate staff costs and expenses for the three-month period increased over the same prior-year period primarily due to higher staff costs, reflecting our global information technology investment, including our SAP implementation in the United States and our global sourcing organization, and various other corporate initiatives.

Interest expense

Interest expense decreased to $40.7 million for the three-month period in 2008, from $57.7 million for the same period in 2007. Lower average borrowing rates and lower debt levels in the 2008 period, which resulted primarily from our refinancing and debt reduction activities in April and October of 2007, caused the decrease.

The weighted-average interest rate on average borrowings outstanding for the first three months of 2008 was 8.31% as compared to 9.89% for the same period in 2007. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Other income, net

For the first three months of 2008, we recorded income of $3.8 million as compared to income of $13.5 million for the same period in 2007. The decrease primarily reflects the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against major foreign currencies, particularly the Japanese Yen.

Income tax expense

Income tax expense was $52.6 million and $58.4 million for the three months ended February 24, 2008, and February 25, 2007, respectively. The effective income tax rate was 35.2% and 40.3% for the three months ended February 24, 2008, and February 25, 2007, respectively. The decrease in the effective income tax rate for the three months ended February 24, 2008, compared to the same period in 2007, was primarily driven by a $6.0 million discrete, non-cash tax benefit recognized in the first quarter of 2008. The $6.0 million discrete tax benefit includes a $3.5 million benefit related to additional foreign tax credit carryforwards available resulting from our settlement with the IRS for the 2000-2002 U.S. federal income tax returns and a $2.5 million benefit related to a reduction in accrued withholding income taxes as a result of the Belgian-U.S. Income Tax Treaty signed during the first quarter.

Net income

Net income increased to $97.1 million for the first quarter of 2008 from $86.6 million for the same period in 2007. The increase was primarily driven by the decrease in interest expense and the decrease in our income tax rate.

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

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750.0 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The amended facility includes a $250.0 million term loan tranche. Upon repayment of this $250.0 million term loan tranche, the secured interest in the U.S. trademarks will be released. As of February 24, 2008, we had borrowings of $232.3 million under the term loan tranche and our total availability, based on other collateral levels as defined by the agreement, was approximately $328.4 million. We had no outstanding borrowings under the revolving tranche of the credit facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. As a result, unused availability was approximately $249.2 million as of February 24, 2008.

As of February 24, 2008, we had cash and cash equivalents totaling approximately $222.0 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $471.2 million.

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

The following table presents selected cash uses during the three months ended February 24, 2008, and the related estimated cash requirements for the remainder of 2008 and the first three months of 2009:

		Estimated for			Estimated for
	Paid in Three	Remaining Nine		Estimated for	Twelve Months
	Months Ended	Months of	Total Estimated	Three Months Ending	Ending
Selected Cash Requirements	February 24, 2008	Fiscal 2008	for Fiscal 2008	March 1, 2009	March 1, 2009
	(Dollars in millions)

Interest(1)	$30	$121	$151	$29	$150
Federal, foreign and state taxes (net of refunds)	16	62	78	17	79
Postretirement health benefit plans	6	18	24	6	24
Capital expenditures	24	109	133	36	145
Pension plans	4	12	16	4	16
Dividends(2)	—	50	50	—	50

Total selected cash requirements	$80	$372	$452	$92	$464

(1)	Decrease as compared to the estimate contained in our 2007 Annual Report on Form 10-K is primarily due to a decrease in LIBOR rates.

(2)	Represents cash dividend of $50 million declared on April 3, 2008, by the Board of Directors. The dividend is payable no later than June 2, 2008, to stockholders of record at the close of business on April 14, 2008.

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

Contractual and Long-term Liabilities

We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 24,	February 25,
	2008	2007
	(Dollars in millions)

Cash provided by (used for) operating activities	$106.8	$(16.8)
Cash used for investing activities	(25.6)	(15.5)
Cash used for financing activities	(18.1)	(10.1)
Cash and cash equivalents	222.0	237.2

Cash flows from operating activities

Cash provided by operating activities was $106.8 million for the first quarter of 2008, as compared to cash used of $16.8 million for same period of 2007. The $123.6 million increase in the amount of cash provided by operating activities reflects our continued financial discipline. Lower interest payments, a reduction in cash used for inventories and accounts payable and lower incentive compensation payments were the primary contributors to the increase in cash provided by operating activities.

Cash flows from investing activities

Cash used for investing activities was $25.6 million for the first quarter of 2008 compared to $15.5 million for the first quarter of 2007. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with the SAP installation in our Asia Pacific region, the United States and our global sourcing organization.

Cash flows from financing activities

Cash used for financing activities was $18.1 million for the first quarter of 2008 compared to $10.1 million for the first quarter of 2007. Cash used for financing activities in 2008 primarily reflects required payments on the term loan tranche of our senior secured revolving credit facility and for prior year, required payments on short-term borrowings and increases in restricted cash balances.

Indebtedness

As of February 24, 2008, we had fixed-rate debt of approximately $1.4 billion (71% of total debt) and variable-rate debt of approximately $0.5 billion (29% of total debt). The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate short-term and long-term debt principal payments are $65.4 million in 2008, $70.9 million in 2009, $108.3 million in 2012, $393.0 million in 2013 and the remaining $1.3 billion in years after 2013.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.

Subsequent Event — Redemption of Remaining 12.25% Senior Notes due 2012

Redemption of Remaining 12.25% Senior Notes due 2012.  On March 25, 2008, we redeemed our remaining $18.8 million outstanding 12.25% senior notes due 2012 for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and expenses. The total cash consideration was paid using cash on hand. Additionally, we wrote off $0.3 million of unamortized debt issuance costs and any applicable discount or premiums relating to the purchase and extinguishment of these notes in the second quarter of 2008.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off Balance Sheet Arrangements and Other.  There were no substantial changes from our 2007 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in the first quarter of 2008. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

The amounts we may owe under these agreements are generally not readily quantifiable: the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. We have insurance coverage that minimizes the potential exposure to certain of these claims. We also believe that the likelihood of substantial payment obligations under these agreements to third parties is low and that any such amounts would be immaterial.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies as disclosed in our 2007 Annual Report on Form 10-K except for the following:

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

We provide for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future. Basis differences, consisting primarily of undistributed foreign earnings, related to investments in certain foreign subsidiaries are considered to be permanently reinvested and therefore are not expected to reverse in the foreseeable future, as we plan to utilize these earnings to finance the expansion and operating requirements of these subsidiaries.

We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized. We believe that our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that our view as to the outcome of these matters change, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S. and international retail environments and fashion trends;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates, the housing market and energy prices;

•	our ability to sustain improvements in our European business and to address challenges in certain of our more mature Asian markets and in our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ continuing focus on private-label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to effectively shift to a more premium market position worldwide, and to sustain and grow the Dockers® brand;

•	our ability to implement SAP throughout our business without disruption or to mitigate any disruptions;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments; and

•	changes in or application of trade and tax laws.

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

Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our board of directors. Members of our foreign exchange committee, comprised of a group of our senior financial executives, review our foreign exchange activities to ensure compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for an active approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.

We use derivative instruments to manage our exposure to foreign currencies. As of February 24, 2008, we had U.S. dollar spot and forward currency contracts to buy $486.3 million and to sell $230.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2008.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of February 24, 2008, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently implementing an enterprise resource planning system on a staged basis in our businesses around the world. We began in Asia Pacific by implementing the system in several affiliates in the region in 2006 and 2007. We also implemented the system in the U.S. during our second quarter of 2008. We will continue to implement the system in other affiliates and organizations in the coming years. We believe implementation of this system will significantly change, simplify and strengthen our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we have not yet been subject to the disclosure requirements in our Annual Report on Form 10-K. As currently provided in the rules, non-accelerated filers will be required to be compliant for this fiscal year (with respect to the management report) and 2009 (with respect to the independent auditor attestation report). We have planned for and expect to meet these requirements.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  There have been no material developments in this litigation since we filed our 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in that Form 10-K.

Class Actions Securities Litigation.  On February 22, 2008, the parties agreed to settle In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action) and are in the process of documenting that settlement. The related wrongful termination claim identified above is unaffected by this settlement. For more information about the litigation, see Note 7 to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K.

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

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including replacing legacy systems with successor systems, making changes to legacy systems and acquiring new systems with new functionality. For example, we are implementing an SAP enterprise resource planning system, which we have been implementing in Asia Pacific since 2006, implemented in the United States in the second quarter of 2008, and plan to implement in our global sourcing organization later in 2008. This implementation subjects us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. For example, we chose to temporarily suspend shipments to our customers in the United States in the beginning of the second quarter of 2008 due to issues encountered during the SAP stabilization period. This and any other information technology system disruptions and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

There have been no other material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2008, our board approved the awards to two of our senior executives of stock appreciation rights under our 2006 Equity Incentive Plan covering 41,898 shares of our common stock. All stock appreciation rights were granted with an exercise price equal to the fair market value of the covered shares on the date of grant as determined by the board. 25% of each stock appreciation right grant vests on February 6, 2009 with the remaining 75% balance vesting on the first day of each month at a rate of 75%/36 months (2.08% per month) commencing February 7, 2009 and ending February 7, 2012, subject to continued service.

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

We are a privately-held corporation; there is no public trading of our common stock. As of April 3, 2008, we had 37,278,238 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our board of directors is divided into three classes with directors elected for overlapping three-year terms. Our shares of common stock are deposited in a voting trust, and the voting trustees elect our directors. On February 8, 2008, our stockholders, acting by written consent through the voting trustees, elected our four Class I directors to serve for an additional three-year term expiring in April 2011. Those directors are Peter A. Georgescu, Robert D. Haas, Leon J. Level and Stephen C. Neal. Our Class II Directors, all of whom continue in office through our annual stockholders’ meeting in 2009, are Patricia A. House, Peter E. Haas, Jr., F. Warren Hellman and Vanessa J. Castagna. Our Class III directors, all of whom continue in office through our annual stockholders’ meeting in 2010, are R. John Anderson, Patricia Salas Pineda and T. Gary Rogers.

Item 5.	OTHER INFORMATION

Dividend Declaration

On April 3, 2008, our Board of Directors declared a one-time cash dividend of $50 million. The dividend is payable no later than June 2, 2008, to stockholders of record at the close of business on April 14, 2008. The declaration of cash dividends in the future is subject to determination by our Board of Directors based on a number of factors, including the Company’s financial condition and compliance with the terms of its debt agreements. For these reasons, as well as others, there can be no assurance that our Board of Directors will declare any additional cash dividends in the future.

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

Date: April 8, 2008

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