Form 10-Q
period 2008-05-25
LEVI STRAUSS & CO
filed 2008-07-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 25, 2008
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

Common Stock $.01 par value — 37,278,238 shares outstanding on July 3, 2008

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 25,	November 25,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$123,816	$155,914
Restricted cash	3,282	1,871
Trade receivables, net of allowance for doubtful accounts of $20,085 and $14,805	495,252	607,035
Inventories:
Raw materials	17,475	17,784
Work-in-process	16,313	14,815
Finished goods	542,634	483,265

Total inventories	576,422	515,864
Deferred tax assets, net	142,570	133,180
Other current assets	111,374	75,647

Total current assets	1,452,716	1,489,511
Property, plant and equipment, net of accumulated depreciation of $634,138 and $605,859	445,643	447,340
Goodwill	206,039	206,486
Other intangible assets, net	42,774	42,775
Non-current deferred tax assets, net	558,677	511,128
Other assets	159,885	153,426

Total assets	$2,865,734	$2,850,666

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$15,932	$10,339
Current maturities of long-term debt	70,875	70,875
Current maturities of capital leases	1,924	2,701
Accounts payable	246,965	243,630
Restructuring liabilities	6,146	8,783
Other accrued liabilities	249,446	248,159
Accrued salaries, wages and employee benefits	181,914	218,325
Accrued interest payable	28,306	30,023
Accrued income taxes	32,443	9,420

Total current liabilities	833,951	842,255
Long-term debt	1,854,942	1,879,192
Long-term capital leases	8,779	5,476
Postretirement medical benefits	147,426	157,447
Pension liability	150,228	147,417
Long-term employee related benefits	104,166	113,710
Long-term income tax liabilities	56,324	35,122
Other long-term liabilities	76,344	48,123
Minority interest	15,582	15,833

Total liabilities	3,247,742	3,244,575

Commitments and contingencies (Note 6)
Temporary equity	5,074	4,120

Stockholders’ deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	44,558	92,650
Accumulated deficit	(406,509)	(499,093)
Accumulated other comprehensive income (loss)	(25,504)	8,041

Total stockholders’ deficit	(387,082)	(398,029)

Total liabilities, temporary equity and stockholders’ deficit	$2,865,734	$2,850,666

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
	(Dollars in thousands)
	(Unaudited)

Net sales	$915,090	$997,323	$1,976,010	$2,013,622
Licensing revenue	21,247	19,037	43,195	40,143

Net revenues	936,337	1,016,360	2,019,205	2,053,765
Cost of goods sold	498,938	553,233	1,036,607	1,093,023

Gross profit	437,399	463,127	982,598	960,742
Selling, general and administrative expenses	385,484	344,792	741,915	640,354
Restructuring charges, net	156	66	2,378	12,881

Operating income	51,759	118,269	238,305	307,507
Interest expense	41,070	55,777	81,750	113,502
Loss on early extinguishment of debt	1,488	14,299	1,518	14,329
Other (income) expense, net	8,108	(4,306)	4,199	(17,894)

Income before income taxes	1,093	52,499	150,838	197,570
Income tax expense	392	6,784	53,030	65,220

Net income	$701	$45,715	$97,808	$132,350

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 25,	May 27,
	2008	2007
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$97,808	$132,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,187	33,614
Asset impairments	316	7,318
Loss on disposal of property, plant and equipment	282	238
Unrealized foreign exchange losses (gains)	2,751	(7,150)
Realized loss on foreign currency contracts not designated for hedge accounting	8,196	3,036
Employee benefit plans’ amortization from accumulated other comprehensive income (loss)	(17,981)	—
Employee benefit plans’ curtailment gain, net	(3,825)	(25,321)
Write-off of unamortized costs associated with early extinguishment of debt	329	6,570
Amortization of deferred debt issuance costs	1,939	2,816
Stock-based compensation	2,815	1,928
Allowance for doubtful accounts	6,731	(387)
Change in operating assets and liabilities:
Trade receivables	112,440	96,719
Inventories	(63,649)	809
Other current assets	(26,334)	12,735
Other non-current assets	(10,440)	(7,144)
Accounts payable and other accrued liabilities	7,657	(67,022)
Income tax liabilities	24,540	42,764
Restructuring liabilities	(3,181)	(2,046)
Accrued salaries, wages and employee benefits	(44,111)	(85,617)
Long-term employee related benefits	(13,248)	(18,538)
Other long-term liabilities	1,069	(1,838)
Other, net	(33)	582

Net cash provided by operating activities	121,258	126,416

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(41,009)	(30,200)
Proceeds from sale of property, plant and equipment	1,272	500
Foreign currency contracts not designated for hedge accounting	(8,196)	(3,036)
Acquisition of retail stores	—	(2,502)

Net cash used for investing activities	(47,933)	(35,238)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	322,563
Repayments of long-term debt and capital leases	(55,434)	(380,845)
Short-term borrowings, net	3,519	(1,832)
Debt issuance costs	(395)	(1,219)
Restricted cash	(1,269)	(8)
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(1,114)	(3,141)
Dividends to stockholders	(49,953)	—

Net cash used for financing activities	(104,646)	(64,482)

Effect of exchange rate changes on cash	(777)	1,005

Net (decrease) increase in cash and cash equivalents	(32,098)	27,701
Beginning cash and cash equivalents	155,914	279,501

Ending cash and cash equivalents	$123,816	$307,202

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$80,642	$108,227
Income taxes	37,095	19,352

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

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

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 25, 2008, may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2008.

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

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

allowance, the Company’s management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

The Company provides for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future. Basis differences, consisting primarily of undistributed foreign earnings related to investments in certain foreign subsidiaries are considered to be permanently reinvested and therefore are not expected to reverse in the foreseeable future, as the Company plans to utilize these earnings to finance the expansion and operating requirements of these subsidiaries.

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

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of May 25, 2008, and November 25, 2007.

The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The Company has estimated the fair value of its other financial instruments using the market and income approaches. For rabbi trust assets and foreign currency spot and forward contracts, which are carried at their fair values, the Company’s fair value estimate incorporates quoted market prices at the balance sheet date. For notes, loans and borrowings under the Company’s credit facilities, which are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments, the Company’s fair value estimate incorporates bid price quotes. For the interest rate swap contract, the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2009

•	In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

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

•	In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption. The Company is currently evaluating the potential impact the adoption of SFAS 161 will have on its consolidated financial statements.

First Quarter of 2010

•	In December 2007 the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In December 2007 the FASB issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 is to be applied retrospectively to all prior periods presented for all

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

collaborative arrangements existing as of the effective date. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company is currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

•	In June 2008 the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principal. The Company is currently evaluating the potential impact the adoption of EITF 08-3 will have on its consolidated financial statements.

NOTE 2:	INCOME TAXES

Effective Income Tax Rate.  The Company had income tax expense of $0.4 million and $53.0 million for the three- and six-month periods ended May 25, 2008, respectively, compared to $6.8 million and $65.2 million for the same periods ended May 27, 2007. The decrease in income tax expense is primarily due to lower income before taxes.

The effective income tax rate was 35.8% and 12.9% for the three-month periods ended May 25, 2008, and May 27, 2007, respectively. The increase was primarily driven by a $6.3 million discrete, non-cash tax benefit recognized in 2007 due to an election to change the filing methodology of the California state income tax return.

The effective income tax rate was 35.2% and 33.0% for the six-month periods ended May 25, 2008 and May 27, 2007, respectively. This increase relates primarily to a higher impact of U.S. and foreign income taxes on profits earned outside the U.S.

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

At the date of adoption, the Company’s total amount of unrecognized tax benefits was $178.4 million, of which $116.5 million would impact the Company’s effective tax rate, if recognized. As of May 25, 2008, the Company’s total amount of unrecognized tax benefits was $183.3 million, of which $119.2 million would impact the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by as much as $98.8 million within the next twelve months, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether this decrease in unrecognized tax benefits will result in a significant reduction in income tax expense to the Company. As of the date of adoption and May 25, 2008, accrued interest and penalties were $13.2 million and $16.0 million, respectively.

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years

U.S. federal	2003-2007
California	1986-2007
Belgium	2005-2007
United Kingdom	2005-2007
Spain	2003-2007
Mexico	2002-2007
Canada	2003-2007
Hong Kong	2002-2007
Turkey	2002-2007
Japan	2002-2007

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the six months ended May 25, 2008, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 25, 2007	$199,905	$4,063	$2,518	$206,486
Foreign currency fluctuation	—	(163)	(284)	(447)

Balance, May 25, 2008	$199,905	$3,900	$2,234	$206,039

The Company’s other intangible assets as of May 25, 2008, and November 25, 2007, are primarily comprised of trademarks and are not subject to amortization.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

NOTE 4:	LONG-TERM DEBT

	May 25,	November 25,
	2008	2007
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$214,563	$250,000
Notes payable, at various rates	144	131

Total secured	214,707	250,131

Unsecured:
12.25% senior notes due 2012	—	18,702
8.625% Euro senior notes due 2013	395,974	373,808
Senior term loan due 2014	322,877	322,737
9.75% senior notes due 2015	450,000	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	192,259	184,689

Total unsecured	1,711,110	1,699,936
Less: current maturities	(70,875)	(70,875)

Total long-term debt	$1,854,942	$1,879,192

Short-term debt
Short-term borrowings	$15,932	$10,339
Current maturities of long-term debt	70,875	70,875

Total short-term debt	$86,807	$81,214

Total long-term and short-term debt	$1,941,749	$1,960,406

Redemption of Remaining 12.25% Senior Notes due 2012

On March 25, 2008, the Company redeemed its remaining $18.8 million outstanding 12.25% senior notes due 2012 for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and expenses. The total cash consideration was paid using cash on hand.

Loss on Early Extinguishment of Debt

During the second quarter of 2008, as a result of the above referenced redemption of its remaining 12.25% senior notes due 2012, the Company recorded a loss of $1.5 million on early extinguishment of debt, comprised of fees of approximately $1.2 million and the write-off of approximately $0.3 million of unamortized debt issuance costs and any applicable discount or premiums. During the second quarter of 2007, as a result of the Company’s redemption of its floating rate senior notes due 2012, the Company recorded a loss of $14.3 million on early extinguishment of debt, comprised of a prepayment premium and other fees of approximately $7.7 million and the write-off of approximately $6.6 million of unamortized debt issuance costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

Short-term Credit Lines and Standby Letters of Credit

As of May 25, 2008, the Company’s total availability of $319.9 million under its senior secured revolving credit facility was reduced by $80.3 million of letters of credit and other credit usage allocated under the facility, yielding a net availability of $239.6 million. Included in the $80.3 million of letters of credit on May 25, 2008, were $6.6 million of trade letters of credit and bankers’ acceptances, $10.9 million of other credit usage and $62.8 million of stand-by letters of credit with various international banks, of which $36.9 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 25, 2008 was 7.89% and 8.10%, respectively, compared to 9.73% and 9.81% in the same periods in 2007.

NOTE 5:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments for the periods presented are as follows:

	May 25, 2008			November 25, 2007
		Estimated Fair Value Measurements Using
			Significant
		Quoted Prices	Other
		in Active	Observable
	Carrying	Markets	Inputs	Carrying	Estimated
	Value	(Level 1)	(Level 2)	Value	Fair Value
	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$123,900	$123,900	$—	$156,009	$156,009
Rabbi trust assets	18,598	18,598	—	14,588	14,588
Spot and forward currency contracts	—	—	—	1,027	1,027

Total financial assets	$142,498	$142,498	$—	$171,624	$171,624

Financial Liabilities
Senior revolving credit facility	$215,362	$—	$214,289	$251,474	$248,974
U.S. dollar notes	820,562	847,187	—	840,445	827,086
Euro notes	401,136	381,832	—	378,705	361,384
Senior term loan	323,682	284,129	—	323,771	297,596
Yen-denominated eurobond notes	192,921	—	157,353	185,258	153,122
Short-term and other borrowings	16,279	16,279	—	10,776	10,776
Interest rate swap	75	—	75	—	—
Spot and forward currency contracts	9,285	9,285	—	7,280	7,280

Total financial liabilities	$1,979,302	$1,538,712	$371,717	$1,997,709	$1,906,218

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

NOTE 6:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. As of May 25, 2008, the Company had U.S. dollar spot and forward currency contracts to buy $554.2 million and to sell $195.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2009.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes these counterparties are creditworthy financial institutions and does not anticipate nonperformance.

Other Contingencies

Wrongful Termination Litigation.  On April 11, 2008, the trial date for the plaintiff’s Sarbanes-Oxley Act claim in this matter, which had been set for May 27, 2008, was vacated by the court in order to accommodate plaintiff’s request to seek new counsel. The trial has now been set for January 12, 2009. There have been no other material developments in this litigation since the Company filed its 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in such Form 10-K.

Class Action Securities Litigation.  The parties finalized their settlement agreement pertaining to In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action) and filed a request for preliminary approval of the settlement with the court on June 18, 2008. The related wrongful termination claim identified above is unaffected by this settlement. There have been no other material developments in this litigation since the Company filed its 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in such Form 10-K.

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

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of May 25, 2008. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

For the three and six months ended May 25, 2008, the Company recognized restructuring charges, net, of $0.2 million and $2.4 million, respectively. The following table summarizes the restructuring activity for the six months ended May 25, 2008, and the related restructuring liabilities balance as of November 25, 2007, and May 25, 2008:

	2008 Restructuring Activities
	Liabilities				Liabilities	Cumulative
	November 25,				May 25,	Charges
	2007	Charges	Utilization	Adjustments	2008	To Date
	(Dollars in thousands)
2008 reorganization initiatives:(1)
Severance and employee benefits	$—	$1,419	$(120)	$226	$1,525	$1,645
Other restructuring costs	—	358	(22)	—	336	358
Prior reorganization initiatives:(2)
Severance and employee benefits	5,893	295	(2,943)	(848)	2,397	115,887
Other restructuring costs	7,512	390	(2,158)	222	5,966	37,049
Asset impairment	—	316	(316)	—	—	9,386

Total	$13,405	$2,778	$(5,559)	$(400)	$10,224	$164,325

Current portion	$8,783				$6,146
Long-term portion	4,622				4,078

Total	$13,405				$10,224

(1)	In the first quarter of 2008, the Company decided to close its manufacturing facility in the Philippines, and announced the decision on March 12, 2008. This closure will result in the elimination of the jobs of approximately 251 employees through the fourth quarter of 2008. The Company expects to incur additional restructuring charges related to this initiative of approximately $1.9 million, principally in the form of additional termination benefits and facility-related costs, which will be recorded in future periods.

In the second quarter of 2008, the Company decided to close its distribution facility in Italy and announced the decision on April 23, 2008. This closure will result in the eliminations of the jobs of approximately 15 employees through the third quarter of 2008. The Company expects to incur additional restructuring charges related to this initiative of approximately $3.4 million, principally in the form of additional termination benefits and facility-related costs, which will be recorded in future periods.

(2)	Prior reorganization initiatives include organizational changes, distribution center closures and plant closures in 2003-2007, primarily in Europe and the Americas. Of the $8.4 million restructuring liability at May 25, 2008, $2.0 million resulted from the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany that commenced in 2007, $0.2 million resulted from its distribution facility closure in Little Rock, Arkansas, that commenced in 2006 and $6.2 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities. The Company estimates that it will incur future additional restructuring charges related to these prior reorganization initiatives of approximately $0.7 million and to eliminate the jobs of the remaining employees by the end of the third quarter of 2008 related to these actions.

For the three and six months ended May 27, 2007, the Company recognized restructuring charges, net, of $0.1 million and $12.9 million, respectively. The following table summarizes the restructuring activity for the six months ended May 27, 2007, and the related restructuring liabilities balance as of November 26, 2006, and May 27, 2007:

	2007 Restructuring Activities
	Liabilities				Liabilities
	November 26,				May 27,
	2006	Charges	Utilization	Adjustments	2007
	(Dollars in thousands)

2007 and prior reorganization initiatives	$20,747	$13,346	$(14,773)	$(465)	$18,855

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

Restructuring charges for the six months ended May 27, 2007, relate primarily to severance costs and a $7.0 million impairment charge in association with the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany.

NOTE 8:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,726	$2,022	$145	$186
Interest cost	15,361	14,421	2,645	2,692
Expected return on plan assets	(15,536)	(15,005)	—	—
Amortization of prior service cost (benefit)	209	2,977	(10,156)	(11,971)
Amortization of transition asset	61	122	—	—
Amortization of actuarial loss	258	1,728	971	1,323
Curtailment loss	223	—	—	—
Net settlement gain	(16)	—	—	—

Net periodic benefit cost (income)	2,286	$6,265	(6,395)	$(7,770)

Changes in accumulated other comprehensive income (loss):
Amortization of prior service (cost) benefit	(209)		10,156
Amortization of transition asset	(61)		—
Amortization of actuarial loss	(258)		(971)
Curtailment gain	231		—
Net settlement gain	16		—

Total recognized in accumulated other comprehensive income (loss)	(281)		9,185

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$2,005		$2,790

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$3,379	$4,013	$290	$372
Interest cost	30,600	28,805	5,290	5,384
Expected return on plan assets	(31,131)	(29,979)	—	—
Amortization of prior service cost (benefit)	416	3,186	(20,311)	(23,942)
Amortization of transition asset	118	240	—	—
Amortization of actuarial loss	371	3,453	1,942	2,646
Curtailment loss (gain)(1)	397	—	(4,222)	(25,321)
Net settlement gain	(230)	—	—	—

Net periodic benefit cost (income)	3,920	$9,718	(17,011)	$(40,861)

Changes in accumulated other comprehensive income (loss):
Actuarial loss	287		—
Amortization of prior service (cost) benefit	(416)		20,311
Amortization of transition asset	(118)		—
Amortization of actuarial loss	(371)		(1,942)
Curtailment gain	533		4,222
Net settlement gain	230		—

Total recognized in accumulated other comprehensive income (loss)	145		22,591

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$4,065		$5,580

(1)	The postretirement benefit curtailment gain of $4.2 million for the six months ended May 25, 2008, relates to the impact of voluntary terminations in the period resulting from the Company’s 2007 labor agreement with the union that represents many of its distribution-related employees in North America. The postretirement benefit curtailment gain of $25.3 million for the six months ended May 27, 2007, relates to the impact of job reductions in connection with the facility closure in Little Rock, Arkansas, attributable to the accelerated recognition of prior service benefit associated with prior plan amendments.

NOTE 9:	DIVIDEND PAYMENT

On April 3, 2008, the Company’s Board of Directors declared a one-time cash dividend of $50 million. The dividend was paid on April 16, 2008, to stockholders of record at the close of business on April 14, 2008. The declaration of cash dividends in the future is subject to determination by the Company’s Board of Directors based on a number of factors, including the Company’s financial condition and compliance with the terms of its debt agreements. The dividend payment resulted in a decrease to “Additional paid-in capital.”

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

NOTE 10:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Six Months Ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
	(Dollars in thousands)

Net income	$701	$45,715	$97,808	$132,350

Other comprehensive income (loss):
Net investment hedge losses	(14,803)	(4,816)	(15,706)	(2,956)
Foreign currency translation gains (losses)	1,163	1,778	(1,011)	394
Unrealized gain (loss) on marketable securities	71	(232)	(740)	(1,051)
Cash flow hedges	—	103	(23)	1,008
Pension and postretirement benefits	(6,265)	—	(16,065)	10

Total other comprehensive income (loss)	(19,834)	(3,167)	(33,545)	(2,595)

Total comprehensive income (loss)	$(19,133)	$42,548	$64,263	$129,755

The following is a summary of the components of “Accumulated other comprehensive income (loss),” net of related income taxes:

	May 25,	November 25,
	2008	2007
	(Dollars in thousands)

Net investment hedge losses	$(51,540)	$(35,834)
Foreign currency translation losses	(22,684)	(21,673)
Unrealized (loss) gain on marketable securities	(642)	98
Cash flow hedges	—	23
Pension and postretirement benefits	49,362	65,427

Accumulated other comprehensive income (loss), net of income taxes	$(25,504)	$8,041

NOTE 11:	OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of “Other (income) expense, net”:

	Three Months Ended		Six Months Ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
	(Dollars in thousands)

Foreign exchange management losses(1)	$14,140	$6,195	$11,521	$4,445
Foreign currency transaction gains(1)	(3,918)	(7,063)	(2,523)	(13,094)
Interest income	(1,300)	(3,269)	(3,610)	(7,025)
Investment income	(232)	(921)	(1,011)	(3,377)
Minority interest — Levi Strauss Japan K.K.	(53)	522	226	660
Other	(529)	230	(404)	497

Total other (income) expense, net	$8,108	$(4,306)	$4,199	$(17,894)

(1)	The decrease in foreign currency gains for the three- and six-month periods ended May 25, 2008, from the prior year periods primarily reflects the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against major foreign currencies, particularly the Euro.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the first six months of 2008, the Company donated $7.2 million to the Levi Strauss Foundation, $7.1 million of which was donated in the first quarter of 2008.

NOTE 13:	BUSINESS SEGMENT INFORMATION

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

Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
		(Dollars in thousands)

Net revenues:
Americas	$477,290	$591,107	$1,057,048	$1,182,177
Europe	267,660	244,102	596,406	529,969
Asia Pacific	191,387	180,968	365,751	341,816
Corporate(1)	—	183	—	(197)

Consolidated net revenues	$936,337	$1,016,360	$2,019,205	$2,053,765

Operating income:
Americas	$11,092	$72,342	$102,425	$165,307
Europe	43,466	43,331	142,387	129,656
Asia Pacific	29,502	33,867	60,363	61,355

Regional operating income	84,060	149,540	305,175	356,318
Corporate expenses, net	32,301	31,271	66,870	48,811

Consolidated operating income	51,759	118,269	238,305	307,507
Interest expense	41,070	55,777	81,750	113,502
Loss on early extinguishment of debt	1,488	14,299	1,518	14,329
Other (income) expense, net	8,108	(4,306)	4,199	(17,894)

Income before income taxes	$1,093	$52,499	$150,838	$197,570

(1)	Corporate net revenues reflect the impact of the settlement of the Company’s derivative instruments which hedged the related intercompany royalty flows for the three and six months ended May 27, 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 25, 2008

In the table below, “Other” represents the segment asset information not used by the chief operating decision maker in assessing segment performance and all corporate assets.

	May 25, 2008
			Asia
	Americas	Europe	Pacific	Other	Total

Assets:
Trade receivables, net	$247,303	$141,928	$86,322	$19,699	$495,252
Inventories	289,484	196,323	88,211	2,404	576,422
Other	—	—	—	1,794,060	1,794,060

Total assets					$2,865,734

	November 25, 2007
			Asia
	Americas	Europe	Pacific	Other	Total

Assets:
Trade receivables, net	$375,069	$145,497	$67,367	$19,102	$607,035
Inventories	244,677	167,922	104,376	(1,111)	515,864
Other	—	—	—	1,727,767	1,727,767

Total assets					$2,850,666

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in over 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, as we both source and market our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute products under the Signature brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad. We also distribute our Levi’s® and Dockers® products through our online stores and more than 200 company-operated stores located in 24 countries, including the United States. These stores generated less than 10% of our net revenues in the first half of 2008.

We derived nearly half of our net revenues and more than half of our regional operating income from our European and Asia Pacific businesses in the first half of 2008. Sales of Levi’s® brand products represented approximately 75% of our total net sales in the first half of 2008.

Our Second Quarter 2008 Results

Our second quarter 2008 results reflect our implementation of an enterprise resource planning (“ERP”) system in the United States in the beginning of the quarter. Order fulfillment issues and higher operating expenses related to the implementation and stabilization of the system negatively impacted our net revenue and operating income results as compared to the prior year. Our strong operating cash flow generation in the first half of the year enabled us to continue to reduce debt and to continue to invest in our systems and invest in our business.

•	Net revenues. Our consolidated net revenues decreased by 8% compared to the second quarter of 2007, and declined 13% on a constant currency basis. Net revenue declines resulted from a challenging economy and weak retail environment in the United States as well as certain markets in our Europe and Asia Pacific regions, and the aforementioned issues encountered during the implementation and stabilization of our ERP system in the United States. The declines were partially offset by increased sales from our global company-operated retail network and from our emerging markets in Asia Pacific, such as China and India.

•	Operating Income. Our operating income decreased $67 million from the prior year due to a decrease in our net sales and a decrease in our operating margin. The operating margin decrease reflects our continued investment in retail expansion and costs incurred to stabilize our ERP system.

•	Net income. We had net income of $1 million in the second quarter as compared to $46 million in the same period of the prior year, reflecting our lower operating income, partially offset by decreases in expenses related to our debt refinancing and reduction activities.

•	Cash flows. Cash flows provided by operating activities were $121 million in the first half of 2008 as compared to $126 million in the first half of 2007. The slight decrease as compared to prior year is primarily due to lower net income largely offset by lower interest payments and lower incentive compensation payments. We paid a dividend of $50 million to our stockholders and reduced our debt by $54 million in the first half of 2008, while continuing to invest in systems and retail expansion.

Key challenges and risks for us during the remainder of the year include:

•	the impact to us and our customers of inflation and weak consumer spending in the United States, as well as the impact to our wholesale customers of a tightening credit environment and consolidation and acquisition activity;

•	our ability to revitalize our U.S. Dockers® brand;

•	weakening macroeconomic conditions and inflation in our Europe and Asia Pacific regions;

•	certain of our mature businesses in our Asia Pacific region, whose declining results are offsetting strong performance in emerging markets within the region; and

•	our ability to mitigate the impact of any further ERP-related issues during stabilization, which we expect to continue through the remainder of the year.

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

Results of Operations for Three and Six Months Ended May 25, 2008, as Compared to Same Periods in 2007

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 25,	May 27,				May 25,	May 27,
			%	2008	2007			%	2008	2007
	May 25,	May 27,	Increase	% of Net	% of Net	May 25,	May 27,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues	2008	2007	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$915.1	$997.3	(8.2)%	97.7%	98.1%	$1,976.0	$2,013.6	(1.9)%	97.9%	98.0%
Licensing revenue	21.2	19.1	11.6%	2.3%	1.9%	43.2	40.2	7.6%	2.1%	2.0%

Net revenues	936.3	1,016.4	(7.9)%	100.0%	100.0%	2,019.2	2,053.8	(1.7)%	100.0%	100.0%
Cost of goods sold	498.9	553.3	(9.8)%	53.3%	54.4%	1,036.6	1,093.1	(5.2)%	51.3%	53.2%

Gross profit	437.4	463.1	(5.6)%	46.7%	45.6%	982.6	960.7	2.3%	48.7%	46.8%
Selling, general and administrative expenses	385.4	344.7	11.8%	41.2%	33.9%	741.9	640.3	15.9%	36.7%	31.2%
Restructuring charges, net	0.2	0.1	136.4%	—	—	2.4	12.9	(81.5)%	0.1%	0.6%

Operating income	51.8	118.3	(56.2)%	5.5%	11.6%	238.3	307.5	(22.5)%	11.8%	15.0%
Interest expense	41.1	55.8	(26.4)%	4.4%	5.5%	81.8	113.5	(28.0)%	4.0%	5.5%
Loss on early extinguishment of debt	1.5	14.3	(89.6)%	0.2%	1.4%	1.5	14.3	(89.4)%	0.1%	0.7%
Other (income) expense, net	8.1	(4.3)	(288.3)%	0.9%	(0.4)%	4.2	(17.9)	(123.5)%	0.2%	(0.9)%

Income before income taxes	1.1	52.5	(97.9)%	0.1%	5.2%	150.8	197.6	(23.7)%	7.5%	9.6%
Income tax expense	0.4	6.8	(94.2)%	—	0.7%	53.0	65.2	(18.7)%	2.6%	3.2%

Net income	$0.7	$45.7	(98.5)%	0.1%	4.5%	$97.8	$132.4	(26.1)%	4.8%	6.4%

Consolidated net revenues

The following table presents net revenues by segment for the periods indicated and the changes in net revenue by segment on both reported and constant currency bases from period to period:

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 25,	May 27,	As	Constant	May 25,	May 27,	As	Constant
	2008	2007	Reported	Currency	2008	2007	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$477.3	$591.1	(19.3)%	(20.2)%	$1,057.0	$1,182.2	(10.6)%	(11.4)%
Europe	267.6	244.1	9.7%	(4.1)%	596.4	530.0	12.5%	(0.2)%
Asia Pacific	191.4	181.0	5.8%	(0.8)%	365.8	341.8	7.0%	0.9%
Corporate	—	0.2	—	—	—	(0.2)	—	—

Total net revenues	$936.3	$1,016.4	(7.9)%	(12.8)%	$2,019.2	$2,053.8	(1.7)%	(6.3)%

Consolidated net revenues decreased on a reported basis for the three- and six-month periods ended May 25, 2008. Reported amounts were affected favorably by currency, particularly in Europe and Asia Pacific.

Americas.  On both reported and constant currency bases, net revenues in our Americas region decreased for the three- and six-month periods. Currency affected net revenues favorably by approximately $6 million and $10 million for the three- and six-month periods, respectively.

The net revenue declines in the region reflect a weakening retail environment and our implementation of an ERP system in the United States in the beginning of the second quarter of 2008. In anticipation of that implementation, we provided advance shipments to wholesale customers in the first quarter of 2008 that would normally have been shipped in the second quarter. Our ability to fulfill customer orders in the second quarter was subsequently impacted by issues encountered during stabilization of the ERP system. The impact of the early shipments combined with the order fulfillment issues constitute a substantial portion of the decrease in the region’s net sales in the second quarter as compared to the prior year.

In addition to these issues, net sales decreased for the U.S. Dockers® brand due to lower demand for our products and higher sales allowances and discounts. Net sales also decreased for the U.S. Levi’s® brand due to a reduction in sales of discounted and women’s products to our wholesale customers; the decreases in both periods were partially offset by increased sales from company-operated retail stores. Continued net revenue declines for the U.S. Signature brand also contributed to the overall decrease, primarily for the six-month period. Results in the region were further impacted by the Chapter 11 filing of a U.S. customer.

Europe.  Net revenues in Europe increased on a reported basis and decreased on a constant currency basis for the three-month period but were stable for the six-month period. Currency affected net revenues favorably by approximately $34 million and $68 million for the three-month and six-month periods, respectively.

Net sales decreased on a constant currency basis in our wholesale channels in certain markets, in part reflecting the continued weakening macroeconomic conditions. Net sales from new company-operated stores partially offset the wholesale declines.

Asia Pacific.  Total net revenues in Asia Pacific increased on a reported basis and were relatively flat on a constant currency basis. Currency affected net revenues favorably by approximately $12 million and $21 million for the three- and six-month periods, respectively.

On a constant currency basis we had mixed performance across the region. Net sales increased through continued expansion of our company-operated and franchised store network throughout the region, and in our emerging markets, particularly China and India. These net sales increases were offset primarily by continuing weak performance in Japan.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
			%			%
	May 25,	May 27,	Increase	May 25,	May 27,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
			(Dollars in millions)

Net revenues	$936.3	$1,016.4	(7.9)%	$2,019.2	$2,053.8	(1.7)%
Cost of goods sold	498.9	553.3	(9.8)%	1,036.6	1,093.1	(5.2)%

Gross profit	$437.4	$463.1	(5.6)%	$982.6	$960.7	2.3%

Gross margin	46.7%	45.6%		48.7%	46.8%

Gross margin increased for the three- and six-month periods ended May 25, 2008, compared to the same prior-year periods. For the three-month period, gross margin was helped by a favorable sales mix, lower sourcing costs and the increase in net sales from company-operated stores; the margin improvement was partially offset by an increase in sales allowances and discounts, primarily in the Americas and Asia Pacific, as well as higher inventory markdown activity, primarily in the Americas and Europe. For the six-month period, gross margin increased in all our regions, primarily due to a favorable sales mix, the increase in net sales from company-operated stores, and lower sourcing costs. For the three- and six-month periods, reductions in gross profit, primarily resulting from our net revenue declines, were offset partially and fully, respectively, by the favorable impact of currency.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 25,	May 27,				May 25,	May 27,
			%	2008	2007			%	2008	2007
	May 25,	May 27,	Increase	% of Net	% of Net	May 25,	May 27,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues	2008	2007	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$101.7	$87.5	16.2%	10.9%	8.6%	$205.4	$173.0	18.8%	10.2%	8.4%
Advertising and promotion	66.2	65.0	1.8%	7.1%	6.4%	117.5	110.5	6.3%	5.8%	5.4%
Administration	92.3	75.1	22.9%	9.9%	7.4%	177.4	149.5	18.6%	8.8%	7.3%
Postretirement benefit plan curtailment gain	—	—	—	—	—	(4.2)	(25.3)	(83.3)%	(0.2)%	(1.2)%
Other	125.2	117.1	7.0%	13.4%	11.5%	245.8	232.6	5.7%	12.2%	11.3%

Total SG&A	$385.4	$344.7	11.8%	41.2%	33.9%	$741.9	$640.3	15.9%	36.7%	31.2%

Total SG&A expenses increased $40.7 million and $101.6 million for the three- and six-month periods ended May 25, 2008, respectively, compared to the same prior-year periods. Currency contributed approximately $20 million and $34 million, respectively, to the increases in SG&A expenses.

Selling.  Selling expenses increased across all business segments, primarily reflecting higher selling costs associated with additional company-operated stores and our business growth in our emerging markets in Asia Pacific.

Advertising and promotion.  Advertising and promotion expenses was consistent with the prior year for the three-month period and increased for the six-month period primarily due to an increase in the Americas.

Administration.  Administration expenses include corporate expenses and other administrative charges. Administration expenses increased primarily due to the incremental resources required in the second quarter of 2008 for our U.S. ERP implementation and stabilization efforts. These increases were partially offset by a reduction in accruals for our annual and long-term incentive compensation programs as compared to the prior year, due to business performance below our internally-set objectives.

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

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs increased primarily due to the effects of currency as well as an increase in information resources expense primarily associated with increased investment in our global information technology systems.

Operating income

The following table shows operating income by reporting segment and certain components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
				May 25,		May 27,					May 25,		May 27,
			%	2008		2007				%	2008		2007
	May 25,	May 27,	Increase	% of Net		% of Net		May 25,	May 27,	Increase	% of Net		% of Net
	2008	2007	(Decrease)	Revenues		Revenues		2008	2007	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$11.1	$72.3	(84.7)%	2.3%		12.2%		$102.4	$165.3	(38.0)%	9.7%		14.0%
Europe	43.5	43.3	0.3%	16.2%		17.8%		142.4	129.7	9.8%	23.9%		24.5%
Asia Pacific	29.5	33.9	(12.9)%	15.4%		18.7%		60.4	61.3	(1.6)%	16.5%		17.9%

Total regional operating income	84.1	149.5	(43.8)%	9.0	%*	14.7	%*	305.2	356.3	(14.4)%	15.1	%*	17.3	%*

Corporate:
Restructuring charges, net	0.2	0.1	136.4%	0.0	%*	0.0	%*	2.4	12.9	(81.5)%	0.1	%*	0.6	%*
Postretirement benefit plan curtailment gain	—	—	—	—		—		(4.2)	(25.3)	(83.3)%	(0.2	)%*	(1.2	)%*
Other corporate staff costs and expenses	32.1	31.1	3.2%	3.4	%*	3.1	%*	68.7	61.2	12.2%	3.4	%*	3.0	%*

Total corporate	32.3	31.2	3.5%	3.4	%*	3.1	%*	66.9	48.8	37.0%	3.3	%*	2.4	%*

Total operating income	$51.8	$118.3	(56.2)%	5.5	%*	11.6	%*	$238.3	$307.5	(22.5)%	11.8	%*	15.0	%*

Operating Margin	5.5%	11.6%						11.8%	15.0%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes changes in operating income by segment for the three- and six-month periods ended May 25, 2008, compared to the same prior-year periods:

•	Americas. Operating income decreased in both periods due primarily to the decline in net revenues, as well as a decline in operating margin. The margin decline resulted primarily from the increase in SG&A expenses, reflecting our U.S. ERP implementation and stabilization efforts and our continued investment in retail expansion.

•	Europe. The favorable impact of currency to the region’s operating income for both periods was partially offset by the region’s net revenue and operating margin declines. The operating margin decline in both periods primarily reflects higher inventory markdowns and our continued investment in retail expansion.

•	Asia Pacific. The favorable impact of currency to the region’s operating income for both periods was fully offset by the region’s operating margin declines, reflecting our continued investment in retail and infrastructure, particularly within our emerging markets.

Corporate.  Corporate expense is comprised of restructuring charges, net, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs.

Other corporate staff costs and expenses for the three- and six-month periods increased over the same prior-year periods primarily due to higher staff costs, reflecting our global information technology investment, including our ERP implementation in the United States and our global sourcing organization, and various other corporate initiatives. These increases were partially offset by reductions in long-term incentive compensation expense.

Interest expense

Interest expense decreased to $41.1 million and $81.8 million for the three- and six-month periods ended May 25, 2008, respectively, from $55.8 million and $113.5 million for the same prior-year periods. Lower average borrowing rates and lower debt levels in 2008, resulting primarily from our debt refinancing and reduction activities in April and October of 2007, caused the decrease.

The weighted-average interest rate on average borrowings outstanding for the three- and six-month periods ended May 25, 2008, were 7.89% and 8.10%, respectively, as compared to 9.73% and 9.81%, respectively, for the same prior-year periods.

Loss on early extinguishment of debt

During the second quarter of 2008, as a result of our redemption of our remaining 12.25% senior notes due 2012, we recorded a loss of $1.5 million on early extinguishment of debt. During the second quarter of 2007, as a result of our redemption of our floating rate senior notes due 2012, we recorded a loss of $14.3 million on early extinguishment of debt, comprised of a prepayment premium and other fees of approximately $7.7 million and the write-off of approximately $6.6 million of unamortized debt issuance costs.

Other (income) expense, net

For the three- and six-month periods in 2008, we recorded expense of $8.1 million and $4.2 million, respectively, as compared to income of $4.3 million and $17.9 million for the same periods in 2007. The decrease primarily reflects the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against major foreign currencies, particularly the Euro.

Income tax expense

Income tax expense was $0.4 million and $53.0 million for the three- and six-month periods in 2008, respectively, compared to $6.8 million and $65.2 million for the same periods in 2007. The decrease in income tax expense is primarily due to lower income before taxes.

The effective income tax rate was 35.8% and 12.9% for the three-month periods ended May 25, 2008, and May 27, 2007, respectively. This increase was primarily driven by a $6.3 million discrete, non-cash tax benefit recognized in 2007 due to an election to change the filing methodology of our California state income tax return.

The effective income tax rate was 35.2% and 33.0% for the six-month periods ended May 25, 2008, and May 27, 2007, respectively. This increase relates primarily to a higher impact of U.S. and foreign income taxes on profits earned outside the United States.

Net income

Net income for the three- and six-month periods in 2008 was $0.7 million and $97.8 million, respectively, compared to $45.7 million and $132.4 million for the same periods in 2007. The decrease for both periods was primarily driven by our operating income declines, partially offset by decreases in expenses related to our debt refinancing and reduction activities.

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

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750.0 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The amended facility includes a $250.0 million term loan tranche. Upon repayment of this $250.0 million term loan tranche, the secured interest in the U.S. trademarks will be released. As of May 25, 2008, we had borrowings of $214.6 million under the term loan tranche and our total availability, based on other collateral levels as defined by the agreement, was approximately $319.9 million. We had no outstanding borrowings under the revolving tranche of the credit facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. As a result, unused availability was approximately $239.6 million as of May 25, 2008.

As of May 25, 2008, we had cash and cash equivalents totaling approximately $123.8 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $363.4 million.

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

The following table presents selected cash uses during the six months ended May 25, 2008, and the related estimated cash requirements for the remainder of 2008 and the first six months of 2009:

		Estimated for			Estimated for
	Paid in Six	Remaining Six		Estimated for	Twelve Months
Selected Cash	Months Ended	Months of	Total Estimated	Six Months Ending	Ending
Requirements	May 25, 2008	Fiscal 2008	for Fiscal 2008	May 31, 2009	May 31, 2009
	(Dollars in millions)

Interest	$81	$73	$154	$72	$145
Federal, foreign and state taxes (net of refunds)	37	33	70	43	76
Postretirement health benefit plans	13	9	22	16	25
Capital expenditures(1)	41	63	104	72	135
Pension plans	8	8	16	8	16
Dividend(2)	50	—	50	—	—

Total selected cash requirements	$230	$186	$416	$211	$397

(1)	Decrease as compared to the estimate contained in our 2007 Annual Report on Form 10-K is primarily due to deferring global information resource projects into 2009.

(2)	Represents cash dividend of $50 million declared on April 3, 2008, by the Board of Directors. The dividend was paid on April 16, 2008, to stockholders of record at the close of business on April 14, 2008.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 25,	May 27,
	2008	2007
	(Dollars in millions)

Cash provided by operating activities	$121.3	$126.4
Cash used for investing activities	(47.9)	(35.2)
Cash used for financing activities	(104.6)	(64.5)
Cash and cash equivalents	123.8	307.2

Cash flows from operating activities

Cash provided by operating activities was $121.3 million for the first half of 2008, as compared to $126.4 million for same period of 2007. The $5.1 million decrease in the amount of cash provided by operating activities reflects our lower net income and higher cash paid for taxes. These factors were partially offset by lower interest payments, lower incentive compensation payments, higher cash collections reflecting later timing of sales in the fourth quarter of 2007 as compared to the fourth quarter of 2006 and a reduction in cash used for accounts payable while stabilizing our U.S. ERP system.

Cash flows from investing activities

Cash used for investing activities was $47.9 million for the first half of 2008 compared to $35.2 million for the first half of 2007. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with our global ERP implementation.

Cash flows from financing activities

Cash used for financing activities was $104.6 million for the first half of 2008 compared to $64.5 million for the first half of 2007. Cash used for financing activities in 2008 primarily reflects our $50.0 million dividend payment to stockholders, $35.4 million of required payments on the term loan tranche of our senior secured revolving credit facility, and our redemption in March 2008 of our remaining $18.8 million outstanding 12.25% senior notes due 2012. Cash used for financing activities in 2007 primarily reflects our redemption in April 2007 of all of our floating rate notes through borrowings under a new senior unsecured term loan and use of cash on hand.

Indebtedness

We had fixed-rate debt of approximately $1.4 billion (72% of total debt) and variable-rate debt of approximately $0.5 billion (28% of total debt) as of May 25, 2008. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate debt principal payments are $35.4 million in 2008, $86.8 million in 2009, $108.3 million in 2012, $396.0 million in 2013 and the remaining $1.3 billion in years after 2013.

Effective May 1, 2008, in order to mitigate a portion of our interest rate risk, we entered into a $100 million interest rate swap agreement to pay a fixed-rate interest of approximately 3.2% and receive 3-month LIBOR variable rate interest payments quarterly over the next two years.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off Balance Sheet Arrangements and Other.  There were no substantial changes from our 2007 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in the second quarter of 2008. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized. We believe that our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changing U.S. and international retail environments and fashion trends;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates, the housing market and energy prices;

•	our ability to sustain improvements in our European business and to address challenges in certain of our more mature Asian markets and in our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ continuing focus on private-label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to effectively shift to a more premium market position worldwide, and to revitalize, sustain and grow the Dockers® brand;

•	our ability to stabilize our ERP system implementation in the United States and throughout our business without further disruption or to mitigate any existing or new disruptions;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments; and

•	changes in or application of trade and tax laws.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies and interest rates. We actively manage foreign currency risks with the objective of mitigating the potential impact of currency fluctuations while maximizing the U.S. dollar value of cash flows. We hold derivative positions only in currencies to which we have exposure. We currently hold an interest rate swap derivative to mitigate a portion of our interest rate risk.

We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange and interest rate swap contracts. However, we believe these counterparties are creditworthy financial institutions and we do not anticipate nonperformance. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

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

We use derivative instruments to manage our exposure to foreign currencies. As of May 25, 2008, we had U.S. dollar spot and forward currency contracts to buy $554.2 million and to sell $195.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2009.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 25, 2008, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.

We are currently implementing an enterprise resource planning (“ERP”) system on a staged basis in our subsidiaries around the world. We implemented the ERP system in several subsidiaries in our Asia Pacific region prior to fiscal 2008. During our second quarter of 2008, we implemented the ERP system in the United States resulting in changes in our system of internal control over financial reporting. Certain controls that were previously conducted manually or through a number of different existing systems were replaced by controls that are embedded within the ERP system, resulting in an update to our internal control process and procedures, the need for testing of the system and employee training in the use of the new system. Subsequent to the U.S. implementation, we encountered issues with the U.S. ERP system which caused us to further revise our internal control process and procedures in order to correct and supplement our processing capabilities within the new system.

The changes described above materially affected our system of internal control over financial reporting during our last fiscal quarter. Our current system of internal controls over financial reporting continues to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.

Throughout the ERP system stabilization period, which we expect to last for the remainder of the year, we will continue to improve and enhance our system of internal control over financial reporting. We plan to implement the ERP system in other subsidiaries in the coming years and we continue to believe that the ERP system will simplify and strengthen our system of internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we have not yet been subject to the disclosure requirements in our Annual Report on Form 10-K. As currently provided in the rules, non-accelerated filers will be required to be compliant with respect to the management report at this fiscal year end and with respect to the independent auditor attestation report at the 2010 fiscal year end. We expect to meet these requirements.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Wrongful Termination Litigation.  On April 11, 2008, the trial date for the plaintiff’s Sarbanes-Oxley Act claim in this matter, which had been set for May 27, 2008, was vacated by the court in order to accommodate plaintiff’s request to seek new counsel. The trial has now been set for January 12, 2009. There have been no other material developments in this litigation since we filed our 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in that Form 10-K.

Class Action Securities Litigation.  The parties finalized their settlement agreement pertaining to In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action) and filed a request for preliminary approval of the settlement with the court on June 18, 2008. The related wrongful termination claim identified above is unaffected by this settlement. There have been no other material developments in this litigation since we filed our 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in that Form 10-K.

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

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including replacing legacy systems with successor systems, making changes to legacy systems and acquiring new systems with new functionality. For example, we implemented an enterprise resource planning system in the United States in the second quarter of 2008. This implementation subjects us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration expenses, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. For example, we temporarily suspended shipments to our customers in the United States in the beginning of the second quarter of 2008 due to issues encountered during the stabilization period which resulted in, and may continue to result in, decreased revenues and increased administration expenses. This and any other information technology system disruptions and our ability to mitigate existing and future disruptions, if not anticipated and appropriately mitigated, could have a further adverse effect on our business and operations.

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

Additionally, we believe that our customers are subject to the fluctuations in general economic cycles that diminish consumer spending, and may also be affected by a tightening credit environment, which factors in turn affect their performance and our business and relationship with them.

If any major customer, for any reason, decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us, such actions could adversely affect our business and financial condition. In addition, while we have long-standing customer relationships, we do not have long-term contracts with any of our customers. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time.

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

Date: July 8, 2008

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