Form 10-Q
period 2008-08-24
LEVI STRAUSS & CO
filed 2008-10-02
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 24, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock $.01 par value — 37,278,238 shares outstanding on September 30, 2008

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 24,	November 25,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$124,752	$155,914
Restricted cash	3,003	1,871
Trade receivables, net of allowance for doubtful accounts of $19,585 and $14,805	548,308	607,035
Inventories:
Raw materials	21,655	17,784
Work-in-process	15,309	14,815
Finished goods	576,149	483,265

Total inventories	613,113	515,864
Deferred tax assets, net	138,508	133,180
Other current assets	119,467	75,647

Total current assets	1,547,151	1,489,511
Property, plant and equipment, net of accumulated depreciation of $632,735 and $605,859	434,853	447,340
Goodwill	205,813	206,486
Other intangible assets, net	42,774	42,775
Non-current deferred tax assets, net	550,112	511,128
Other assets	160,681	153,426

Total assets	$2,941,384	$2,850,666

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$23,589	$10,339
Current maturities of long-term debt	70,875	70,875
Current maturities of capital leases	1,677	2,701
Accounts payable	254,193	243,630
Restructuring liabilities	5,755	8,783
Other accrued liabilities	259,307	248,159
Accrued salaries, wages and employee benefits	188,334	218,325
Accrued interest payable	34,509	30,023
Accrued income taxes	61,182	9,420

Total current liabilities	899,421	842,255
Long-term debt	1,802,626	1,879,192
Long-term capital leases	7,945	5,476
Postretirement medical benefits	146,024	157,447
Pension liability	148,588	147,417
Long-term employee related benefits	100,460	113,710
Long-term income tax liabilities	57,020	35,122
Other long-term liabilities	68,481	48,123
Minority interest	14,654	15,833

Total liabilities	3,245,219	3,244,575

Commitments and contingencies (Note 6)
Temporary equity	1,492	4,120

Stockholders’ Deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	50,185	92,650
Accumulated deficit	(337,344)	(499,093)
Accumulated other comprehensive income (loss)	(18,541)	8,041

Total stockholders’ deficit	(305,327)	(398,029)

Total liabilities, temporary equity and stockholders’ deficit	$2,941,384	$2,850,666

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 24,	August 26,	August 24,	August 26,
	2008	2007	2008	2007
		(Dollars in thousands) (Unaudited)

Net sales	$1,088,384	$1,031,702	$3,064,394	$3,045,324
Licensing revenue	22,409	19,466	65,604	59,609

Net revenues	1,110,793	1,051,168	3,129,998	3,104,933
Cost of goods sold	578,294	564,957	1,614,901	1,657,980

Gross profit	532,499	486,211	1,515,097	1,446,953
Selling, general and administrative expenses	385,262	343,389	1,127,177	983,743
Restructuring charges, net	3,344	(579)	5,722	12,302

Operating income	143,893	143,401	382,198	450,908
Interest expense	37,305	53,142	119,055	166,644
Loss (gain) on early extinguishment of debt	(101)	35	1,417	14,364
Other (income) expense, net	(14,216)	172	(10,017)	(17,722)

Income before income taxes	120,905	90,052	271,743	287,622
Income tax expense	51,740	29,158	104,770	94,378

Net income	$69,165	$60,894	$166,973	$193,244

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 24,	August 26,
	2008	2007
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$166,973	$193,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,925	54,385
Asset impairments	1,840	7,365
Loss on disposal of property, plant and equipment	107	76
Unrealized foreign exchange gains	(9,715)	(5,763)
Realized loss on foreign currency contracts not designated for hedge accounting	5,478	4,106
Employee benefit plans’ amortization from accumulated other comprehensive income (loss)	(26,195)	—
Employee benefit plans’ curtailment gain, net	(3,946)	(39,375)
Write-off of unamortized costs associated with early extinguishment of debt	394	6,570
Amortization of deferred debt issuance costs	2,966	4,076
Stock-based compensation	5,219	3,130
Allowance for doubtful accounts	8,879	1,428
Change in operating assets and liabilities:
Trade receivables	55,163	18,448
Inventories	(102,451)	(38,959)
Other current assets	(40,635)	14,018
Other non-current assets	(5,884)	(14,691)
Accounts payable and other accrued liabilities	40,712	(29,285)
Income tax liabilities	54,505	60,743
Restructuring liabilities	(3,936)	(6,023)
Accrued salaries, wages and employee benefits	(36,838)	(84,516)
Long-term employee related benefits	(18,242)	(21,622)
Other long-term liabilities	721	(987)
Other, net	(1,284)	782

Net cash provided by operating activities	150,756	127,150

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(57,415)	(53,834)
Proceeds from sale of property, plant and equipment	907	1,035
Foreign currency contracts not designated for hedge accounting	(5,478)	(4,106)
Acquisition of retail stores	(649)	(2,502)

Net cash used for investing activities	(62,635)	(59,407)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	322,563
Repayments of long-term debt and capital leases	(77,002)	(381,315)
Short-term borrowings, net	10,784	(2,560)
Debt issuance costs	(395)	(1,219)
Restricted cash	(1,172)	(182)
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(1,114)	(3,141)
Dividends to stockholders	(49,953)	—

Net cash used for financing activities	(118,852)	(65,854)

Effect of exchange rate changes on cash	(431)	3,371

Net (decrease) increase in cash and cash equivalents	(31,162)	5,260
Beginning cash and cash equivalents	155,914	279,501

Ending cash and cash equivalents	$124,752	$284,761

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$110,110	$171,965
Income taxes	45,575	36,325

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

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

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 24, 2008, may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2008.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2008 fiscal year consists of 53 weeks ending on November 30, 2008. The 2007 fiscal year consisted of 52 weeks ending on November 25, 2007. Each quarter of both fiscal years 2008 and 2007 consists of 13 weeks, with the exception of the fourth quarter of 2008, which in the United States consists of 14 weeks. The fiscal year end for certain foreign subsidiaries is fixed at November 30 due to local statutory requirements. All references to years relate to fiscal years rather than calendar years.

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

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

The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its liabilities. Beginning in the first quarter of 2008, the Company evaluates uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step, for those positions that meet the recognition criteria, is to measure the tax benefit as the largest amount that is more than fifty percent likely to be realized. The Company believes that its recorded tax liabilities are adequate to cover all open tax years based on its assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that the Company’s view as to the outcome of these matters change, the Company will adjust income tax expense in the period in which such determination is made. The Company classifies interest and penalties related to income taxes as income tax expense.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of August 24, 2008, and November 25, 2007.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company does not anticipate the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

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

Effective Income Tax Rate.  The Company had income tax expense of $51.7 million and $104.8 million for the three- and nine-month periods ended August 24, 2008, respectively, compared to $29.2 million and $94.4 million for the same periods ended August 26, 2007. The increase in tax expense is primarily driven by an increase in the effective income tax rate, as discussed below.

The Company’s effective income tax rate was 42.8% and 38.6% for the three- and nine-month periods ended August 24, 2008, respectively, compared to 32.4% and 32.8% for same periods ended August 26, 2007. The increase in the effective income tax rate was primarily driven by a benefit recorded in 2007 related to a reduction in the residual U.S. tax expected to be imposed upon repatriation of foreign earnings, and a shift in the geographic mix of the Company’s 2008 earnings to the United States, where the Company is subject to a higher tax rate.

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

At the date of adoption, the Company’s total amount of unrecognized tax benefits was $178.4 million, of which $116.5 million would impact the Company’s effective tax rate, if recognized. As of August 24, 2008, the Company’s total amount of unrecognized tax benefits was $179.7 million, of which $116.4 million would impact the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by as much as $98.8 million within the next twelve months, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether this decrease in unrecognized tax benefits will result in a significant reduction in income tax expense to the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

Company. As of the date of adoption and August 24, 2008, accrued interest and penalties were $13.2 million and $15.9 million, respectively.

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years

U.S. federal	2003-2007
California	1986-2007
Belgium	2005-2007
United Kingdom	2005-2007
Spain	2003-2007
Mexico	2002-2007
Canada	2003-2007
Hong Kong	2002-2007
Turkey	2002-2007
Japan	2002-2007

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the nine months ended August 24, 2008, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 25, 2007	$199,905	$4,063	$2,518	$206,486
Foreign currency fluctuation	—	(392)	(281)	(673)

Balance, August 24, 2008	$199,905	$3,671	$2,237	$205,813

The Company’s other intangible assets as of August 24, 2008, and November 25, 2007, are primarily comprised of trademarks and are not subject to amortization.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

NOTE 4:	DEBT

	August 24,	November 25,
	2008	2007
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$196,844	$250,000
Notes payable, at various rates	131	131

Total secured	196,975	250,131

Unsecured:
12.25% senior notes due 2012	—	18,702
8.625% Euro senior notes due 2013	374,141	373,808
Senior term loan due 2014	322,949	322,737
9.75% senior notes due 2015	446,210	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	183,226	184,689

Total unsecured	1,676,526	1,699,936
Less: current maturities	(70,875)	(70,875)

Total long-term debt	$1,802,626	$1,879,192

Short-term debt
Short-term borrowings	$23,589	$10,339
Current maturities of long-term debt	70,875	70,875

Total short-term debt	$94,464	$81,214

Total long-term and short-term debt	$1,897,090	$1,960,406

Redemption of Remaining 12.25% Senior Notes due 2012

On March 25, 2008, the Company redeemed its remaining $18.8 million outstanding 12.25% senior notes due 2012 for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and expenses. The total cash consideration was paid using cash on hand.

Loss on Early Extinguishment of Debt

For the nine months ended August 24, 2008, primarily as a result of the above referenced redemption of its remaining 12.25% senior notes due 2012, the Company recorded a loss of $1.4 million on early extinguishment of debt, comprised of fees of approximately $1.2 million and the write-off of approximately $0.4 million of unamortized debt issuance costs and any applicable discount or premiums, offset by a gain of approximately $0.2 million related to the repurchase of $3.8 million of 9.75% senior notes due 2015 on the open market during the quarter. For the nine months ended August 26, 2007, as a result of the Company’s redemption of its floating rate senior notes due 2012 during the second quarter of 2007, the Company recorded a loss of $14.4 million on early extinguishment of debt, comprised of a prepayment premium and other fees of approximately $7.8 million and the write-off of approximately $6.6 million of unamortized debt issuance costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

Short-term Credit Lines and Standby Letters of Credit

As of August 24, 2008, the Company’s total availability of $390.6 million under its senior secured revolving credit facility was reduced by $88.3 million of letters of credit and other credit usage allocated under the facility, yielding a net availability of $302.3 million. Included in the $88.3 million of letters of credit on August 24, 2008, were $10.9 million of trade letters of credit and bankers’ acceptances, $14.2 million of other credit usage and $63.2 million of stand-by letters of credit with various international banks, of which $36.0 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 24, 2008 was 7.90% and 8.03%, respectively, compared to 9.58% and 9.74% in the same periods in 2007.

NOTE 5:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments for the periods presented are as follows:

	August 24, 2008			November 25, 2007
		Estimated Fair Value
		Measurements Using
			Significant
		Quoted Prices	Other
		in Active	Observable
	Carrying	Markets	Inputs	Carrying	Estimated
	Value	(Level 1)	(Level 2)	Value	Fair Value
	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$124,776	$124,776	$—	$156,009	$156,009
Rabbi trust assets	17,454	17,454	—	14,588	14,588
Interest rate swap	236	—	236	—	—
Spot and forward currency contracts	7,675	7,675	—	1,027	1,027

Total financial assets	$150,141	$149,905	$236	$171,624	$171,624

Financial Liabilities
Senior revolving credit facility	$197,494	$—	$191,589	$251,474	$248,974
U.S. dollar notes	813,528	726,994	—	840,445	827,086
Euro notes	387,022	309,388	—	378,705	361,384
Senior term loan	323,545	262,185	—	323,771	297,596
Yen-denominated eurobond notes	185,823	—	132,687	185,258	153,122
Short-term and other borrowings	24,001	24,001	—	10,776	10,776
Interest rate swap	214	—	214	—	—
Spot and forward currency contracts	—	—	—	7,280	7,280

Total financial liabilities	$1,931,627	$1,322,568	$324,490	$1,997,709	$1,906,218

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

NOTE 6:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. As of August 24, 2008, the Company had U.S. dollar spot and forward currency contracts to buy $491.0 million and to sell $164.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2009.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Accordingly, the Company does not anticipate nonperformance.

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

Class Action Securities Litigation.  The parties finalized their settlement agreement pertaining to In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action) and the court granted preliminary approval of the settlement of this matter on July 21, 2008. A hearing for final approval of the settlement has been scheduled for October 17, 2008. The related wrongful termination claim identified above is unaffected by this settlement. There have been no other material developments in this litigation since the Company filed its 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in such Form 10-K.

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

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of August 24, 2008. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

For the three and nine months ended August 24, 2008, the Company recognized restructuring charges, net, of $3.3 million and $5.7 million, respectively. The following table summarizes the restructuring activity for the nine months ended August 24, 2008, and the related restructuring liabilities balance as of November 25, 2007, and August 24, 2008:

	2008 Restructuring Activities
	Liabilities				Liabilities	Cumulative
	November 25,				August 24,	Charges
	2007	Charges	Utilization	Adjustments	2008	To Date
	(Dollars in thousands)
2008 reorganization initiatives:(1)
Severance and employee benefits	$—	$3,877	$(821)	$—	$3,056	$3,877
Other restructuring costs	—	426	(100)	(136)	190	290
Prior reorganization initiatives:(2)
Severance and employee benefits	5,893	436	(4,149)	(1,189)	991	115,687
Other restructuring costs	7,512	525	(2,748)	(57)	5,232	36,905
Asset impairment	—	1,840	(1,840)	—	—	10,910

Total	$13,405	$7,104	$(9,658)	$(1,382)	$9,469	$167,669

Current portion	$8,783				$5,755
Long-term portion	4,622				3,714

Total	$13,405				$9,469

(1)	In the first quarter of 2008, the Company decided to close its manufacturing facility in the Philippines and announced the decision on March 12, 2008. This closure will result in the elimination of the jobs of approximately 251 employees; 233 were eliminated as of August 24, 2008. The Company expects to incur future additional restructuring charges related to this initiative of approximately $0.7 million, principally in the form of additional termination benefits and facility-related costs. The Company plans to eliminate the remaining jobs by the end of the fourth quarter of 2008.

In the second quarter of 2008, the Company decided to close its distribution facility in Italy and announced the decision on April 23, 2008. This closure will result in the elimination of the jobs of approximately 15 employees through the fourth quarter of 2008. The Company expects to incur future additional restructuring charges related to this initiative of approximately $1.8 million, principally in the form of additional termination benefits and facility-related costs.

(2)	Prior reorganization initiatives include organizational changes, distribution center closures and plant closures in 2003-2007, primarily in Europe and the Americas. Current period charges include an additional impairment charge of $1.8 million related to the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany, that commenced in 2007, reflecting the write-down to revised fair value of the distribution center. Of the $6.2 million restructuring liability at August 24, 2008, $5.2 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities. The Company estimates that it will incur future additional restructuring charges related to these prior reorganization initiatives of approximately $0.7 million and plans to eliminate the jobs of the remaining employees by the end of the fourth quarter of 2008 related to these actions.

For the three and nine months ended August 26, 2007, the Company recognized restructuring charges, net, of $(0.6) million and $12.3 million, respectively. The following table summarizes the restructuring activity for the nine months ended August 26, 2007, and the related restructuring liabilities balance as of November 26, 2006, and August 26, 2007:

	2007 Restructuring Activities
	Liabilities				Liabilities
	November 26,				August 26,
	2006	Charges	Utilization	Adjustments	2007
	(Dollars in thousands)

2007 and prior reorganization initiatives	$20,747	$14,272	$(18,061)	$(1,970)	$14,988

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

Restructuring charges for the nine months ended August 26, 2007, relate primarily to severance costs and a $7.0 million impairment charge in association with the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany.

NOTE 8:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 24,	August 26,	August 24,	August 26,
	2008	2007	2008	2007
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,619	$1,874	$144	$178
Interest cost	15,223	14,633	2,646	2,709
Expected return on plan assets	(15,461)	(15,089)	—	—
Amortization of prior service cost (benefit)	210	208	(10,157)	(11,432)
Amortization of transition asset	60	123	—	—
Amortization of actuarial loss	183	1,540	972	1,169
Curtailment (gain) loss(1)	(121)	19	—	(14,073)
Net settlement gain	—	(120)	—	—

Net periodic benefit cost (income)	1,713	$3,188	(6,395)	$(21,449)

Changes in accumulated other comprehensive income (loss):
Amortization of prior service (cost) benefit	(210)		10,157
Amortization of transition asset	(60)		—
Amortization of actuarial loss	(183)		(972)
Curtailment gain	85		—

Total recognized in accumulated other comprehensive income (loss)	(368)		9,185

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$1,345		$2,790

(1)	The postretirement benefit curtailment gain of $14.1 million for the three months ended August 26, 2007, was related to the impact of voluntary terminations in the period resulting from the Company’s 2007 labor agreement with the union that represented many of its distribution-related employees in North America.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 24,	August 26,	August 24,	August 26,
	2008	2007	2008	2007
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$4,998	$5,887	$434	$550
Interest cost	45,823	43,438	7,936	8,093
Expected return on plan assets	(46,592)	(45,068)	—	—
Amortization of prior service cost (benefit)	626	3,394	(30,468)	(35,374)
Amortization of transition asset	178	363	—	—
Amortization of actuarial loss	554	4,993	2,914	3,815
Curtailment loss (gain)(1)	276	19	(4,222)	(39,394)
Net settlement gain	(230)	(120)	—	—

Net periodic benefit cost (income)	5,633	$12,906	(23,406)	$(62,310)

Changes in accumulated other comprehensive income (loss):
Actuarial loss	287		—
Amortization of prior service (cost) benefit	(626)		30,468
Amortization of transition asset	(178)		—
Amortization of actuarial loss	(554)		(2,914)
Curtailment gain	618		4,222
Net settlement gain	230		—

Total recognized in accumulated other comprehensive income (loss)	(223)		31,776

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$5,410		$8,370

(1)	The postretirement benefit curtailment gain of $4.2 million for the nine months ended August 24, 2008, was related to the impact of voluntary terminations in the period resulting from the Company’s 2007 labor agreement with the union that represented many of its distribution-related employees in North America.

The postretirement benefit curtailment gain of $39.4 million for the nine months ended August 26, 2007, includes $25.3 million related to the impact of job reductions in connection with the facility closure in Little Rock, Arkansas, attributable to the accelerated recognition of prior service benefit associated with prior plan amendments and $14.1 million associated with the voluntary terminations resulting from the Company’s 2007 labor agreement noted above.

NOTE 9:	DIVIDEND PAYMENT

In the second quarter of 2008 the Company paid a one-time cash dividend of $50 million. The declaration of cash dividends in the future is subject to determination by the Company’s Board of Directors based on a number of factors, including the Company’s financial condition and compliance with the terms of its debt agreements. The dividend payment resulted in a decrease to “Additional paid-in capital.”

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

NOTE 10:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 24,	August 26,	August 24,	August 26,
	2008	2007	2008	2007
	(Dollars in thousands)

Net income	$69,165	$60,894	$166,973	$193,244

Other comprehensive income (loss):
Net investment hedge gains (losses)	15,438	(4,560)	(268)	(7,516)
Foreign currency translation (losses) gains	(1,434)	1,629	(2,445)	2,022
Unrealized loss on marketable securities	(753)	(267)	(1,493)	(1,318)
Cash flow hedges	—	172	(23)	1,180
Pension and postretirement benefits	(6,288)	33,438	(22,353)	33,448

Total other comprehensive income (loss)	6,963	30,412	(26,582)	27,816

Total comprehensive income	$76,128	$91,306	$140,391	$221,060

The following is a summary of the components of “Accumulated other comprehensive income (loss),” net of related income taxes:

	August 24,	November 25,
	2008	2007
	(Dollars in thousands)

Net investment hedge losses	$(36,102)	$(35,834)
Foreign currency translation losses	(24,118)	(21,673)
Unrealized (loss) gain on marketable securities	(1,395)	98
Cash flow hedges	—	23
Pension and postretirement benefits	43,074	65,427

Accumulated other comprehensive income (loss), net of income taxes	$(18,541)	$8,041

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

NOTE 11:	OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of “Other (income) expense, net”:

	Three Months Ended		Nine Months Ended
	August 24,	August 26,	August 24,	August 26,
	2008	2007	2008	2007
	(Dollars in thousands)

Foreign exchange management (gains) losses(1)	$(19,678)	$1,673	$(8,157)	$6,118
Foreign currency transaction losses (gains)(1)	7,259	2,190	4,736	(10,904)
Interest income(2)	(822)	(3,125)	(4,432)	(10,150)
Investment income	(89)	(54)	(1,100)	(3,431)
Minority interest — Levi Strauss Japan K.K.	(181)	141	45	800
Other	(705)	(653)	(1,109)	(155)

Total other (income) expense, net	$(14,216)	$172	$(10,017)	$(17,722)

(1)	The increase in foreign currency gains for the three-month period ended August 24, 2008, from the prior year period primarily reflects the impact of foreign currency fluctuation, primarily the appreciation of the U.S. Dollar against the Euro.

(2)	The decrease in interest income for the three- and nine-month periods ended August 24, 2008, from the prior year periods resulted from a decrease in interest rates and lower average investment balances.

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the nine-month period ended August 24, 2008, the Company donated $7.2 million to the Levi Strauss Foundation, $7.1 of which was donated in the first quarter of 2008. During the three-and nine- month periods ended August 26, 2007, the Company donated $0.7 million to the Levi Strauss Foundation.

Stephen Neal, a director, is chairman of the law firm Cooley Godward Kronish LLP. The firm provided legal services to the Company and to the Human Resources Committee of the Company’s Board of Directors during the nine-month period ended August 24, 2008, for which the Company paid fees of approximately $0.1 million.

Peter A. Georgescu, a director, is Chairman Emeritus of Young & Rubicam Inc. (now WPP Group plc), a global advertising agency. During the three- and nine- month periods ended August 24, 2008, the Company paid $0.1 million to Young & Rubicam for advertising services.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

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

Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 24,	August 26,	August 24,	August 26,
	2008	2007	2008	2007
	(Dollars in thousands)

Net revenues:
Americas	$648,915	$639,874	$1,705,963	$1,822,051
Europe	305,905	264,624	902,311	794,593
Asia Pacific	155,973	147,322	521,724	489,138
Corporate(1)	—	(652)	—	(849)

Consolidated net revenues	$1,110,793	$1,051,168	$3,129,998	$3,104,933

Operating income:
Americas	$98,501	$85,685	$200,926	$250,991
Europe	69,652	54,201	212,039	183,857
Asia Pacific	15,460	18,318	75,823	79,673

Regional operating income	183,613	158,204	488,788	514,521
Corporate expenses, net	39,720	14,803	106,590	63,613

Consolidated operating income	143,893	143,401	382,198	450,908
Interest expense	37,305	53,142	119,055	166,644
Loss (gain) on early extinguishment of debt	(101)	35	1,417	14,364
Other (income) expense, net	(14,216)	172	(10,017)	(17,722)

Income before income taxes	$120,905	$90,052	$271,743	$287,622

(1)	Corporate net revenues reflect the impact of the settlement of the Company’s derivative instruments which hedged the related intercompany royalty flows for the three and nine months ended August 26, 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2008

In the table below, “Other” represents the segment asset information not used by the chief operating decision maker in assessing segment performance and all corporate assets.

	August 24, 2008
			Asia
	Americas	Europe	Pacific	Other	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$271,601	$178,195	$79,774	$18,738	$548,308
Inventories	315,782	196,952	101,075	(696)	613,113
Other	—	—	—	1,779,963	1,779,963

Total assets					$2,941,384

	November 25, 2007
			Asia
	Americas	Europe	Pacific	Other	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$375,069	$145,497	$67,367	$19,102	$607,035
Inventories	244,677	167,922	104,376	(1,111)	515,864
Other	—	—	—	1,727,767	1,727,767

Total assets					$2,850,666

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in over 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, as we both source and market our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores abroad. We distribute products under the Signature brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores abroad. We also distribute our Levi’s® and Dockers® products through our online stores and more than 200 company-operated stores located in 24 countries, including the United States. These stores generated less than 10% of our net revenues in the nine-month period in 2008.

We derived nearly half of our net revenues and more than half of our regional operating income from our Europe and Asia Pacific businesses in the nine-month period in 2008. Sales of Levi’s® brand products represented approximately 75% of our total net sales in the nine-month period in 2008.

Our Third Quarter 2008 Results

Our third quarter 2008 results reflect net revenue growth in all of our regions. Strong operating cash flow generation in the first nine months of the year enabled us to continue to reduce debt and to continue to invest in systems and in our business.

•	Net revenues. Our consolidated net revenues increased by 6% compared to the third quarter of 2007, and increased 2% on a constant currency basis. The net revenues increase resulted primarily from increased sales from new and existing company-operated and franchisee stores, notwithstanding a challenging economy and a weak retail environment in the United States as well as certain markets in our Europe and Asia Pacific regions.

•	Operating income. Operating income increased $0.5 million from the prior year as our higher net revenues and an improvement in the operating margin of our Americas region were offset by higher corporate expenses as compared to the prior year, reflecting the impact of a postretirement benefit plan curtailment gain recorded in the third quarter of 2007.

•	Net income. Net income increased to $69 million in the third quarter of 2008 as compared to $61 million in the same period of the prior year, reflecting a reduction in interest expense and a gain on our foreign currency hedging contracts due to favorable foreign currency fluctuation, partially offset by an increase in our income tax rate.

•	Cash flows. Cash flows provided by operating activities were $151 million in the nine-month period of 2008 as compared to $127 million in the same period of 2007. The increase as compared to the prior year was largely due to lower interest payments. We paid a dividend of $50 million to our stockholders and reduced our debt by $77 million in the nine-month period of 2008, while continuing to invest in systems and retail expansion.

During the third quarter, we continued our stabilization efforts related to the enterprise resource planning (“ERP”) system we implemented in the United States in the beginning of the second quarter of 2008. Although the related order fulfillment issues and operating expenses were substantially less than in the prior quarter, we expect our stabilization efforts to continue through the balance of the year.

Key challenges and risks for us during the remainder of the year include:

•	the impact to our customers and consumers of the continuing uncertainty in macroeconomic conditions and a tightening credit environment worldwide;

•	the impact to us and our customers of inflation and weak consumer spending in the United States;

•	our ability to revitalize our U.S. Dockers® brand;

•	the performance of certain of our mature businesses, whose declining results are offsetting strong performance in emerging markets; and

•	our ability to mitigate the impact of any further ERP-related issues during the stabilization period, which we expect to continue through the remainder of the year.

Financial Information Presentation

Fiscal year.  Our fiscal year consists of 52 or 53 weeks, ending on the last Sunday of November in each year. The 2008 fiscal year consists of 53 weeks ending on November 30, 2008. The 2007 fiscal year consisted of 52 weeks ending on November 25, 2007, except for certain foreign subsidiaries which were fixed at November 30 due to local statutory requirements. Each quarter of both fiscal years 2008 and 2007 consists of 13 weeks, with the exception of the fourth quarter of 2008, which in the United States consists of 14 weeks.

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

Results of Operations for Three and Nine Months Ended August 24, 2008, as Compared to Same Periods in 2007

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 24,	August 26,				August 24,	August 26,
			%	2008	2007			%	2008	2007
	August 24,	August 26,	Increase	% of Net	% of Net	August 24,	August 26,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues	2008	2007	(Decrease)	Revenues	Revenues
					(Dollars in millions)

Net sales	$1,088.4	$1,031.7	5.5%	98.0%	98.1%	$3,064.4	$3,045.3	0.6%	97.9%	98.1%

Licensing revenue	22.4	19.5	15.2%	2.0%	1.9%	65.6	59.6	10.1%	2.1%	1.9%

Net revenues	1,110.8	1,051.2	5.7%	100.0%	100.0%	3,130.0	3,104.9	0.8%	100.0%	100.0%

Cost of goods sold	578.3	565.0	2.4%	52.1%	53.7%	1,614.9	1,657.9	(2.6)%	51.6%	53.4%

Gross profit	532.5	486.2	9.5%	47.9%	46.3%	1,515.1	1,447.0	4.7%	48.4%	46.6%

Selling, general and administrative expenses	385.3	343.4	12.2%	34.7%	32.7%	1,127.2	983.8	14.6%	36.0%	31.7%

Restructuring charges, net	3.3	(0.6)	(677.5)%	0.3%	(0.1)%	5.7	12.3	(53.5)%	0.2%	0.4%

Operating income	143.9	143.4	0.3%	13.0%	13.6%	382.2	450.9	(15.2)%	12.2%	14.5%

Interest expense	37.3	53.1	(29.8)%	3.4%	5.1%	119.0	166.6	(28.6)%	3.8%	5.4%

Loss (gain) on early extinguishment of debt	(0.1)	—	(388.6)%	—	—	1.4	14.4	(90.1)%	—	0.5%

Other (income) expense, net	(14.2)	0.2	—	(1.3)%	—	(10.0)	(17.7)	(43.5)%	(0.3)%	(0.6)%

Income before income taxes	120.9	90.1	34.3%	10.9%	8.6%	271.8	287.6	(5.5)%	8.7%	9.3%

Income tax expense	51.7	29.2	77.4%	4.7%	2.8%	104.8	94.4	11.0%	3.3%	3.0%

Net income	$69.2	$60.9	13.6%	6.2%	5.8%	$167.0	$193.2	(13.6)%	5.3%	6.2%

Consolidated net revenues

The following table presents net revenues by segment for the periods indicated and the changes in net revenue by segment on both reported and constant currency bases from period to period:

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 24,	August 26,	As	Constant	August 24,	August 26,	As	Constant
	2008	2007	Reported	Currency	2008	2007	Reported	Currency
				(Dollars in millions)

Net revenues:
Americas	$648.9	$639.9	1.4%	0.7%	$1,706.0	$1,822.1	(6.4)%	(7.1)%
Europe	305.9	264.6	15.6%	2.9%	902.3	794.6	13.6%	0.8%
Asia Pacific	156.0	147.3	5.9%	2.8%	521.7	489.1	6.7%	1.5%
Corporate	—	(0.6)	—	—	—	(0.9)	—	—

Total net revenues	$1,110.8	$1,051.2	5.7%	1.6%	$3,130.0	$3,104.9	0.8%	(3.7)%

Consolidated net revenues increased on a reported basis for the three- and nine-month periods ended August 24, 2008. Reported amounts were affected favorably by currency, particularly in Europe and Asia Pacific.

Americas.  Net revenues in our Americas region increased slightly for the three-month period and decreased for the nine-month period on both reported and constant currency bases. Currency affected net revenues favorably by approximately $4 million and $14 million for the three- and nine-month periods, respectively.

For the three-month period, net sales increased in our U.S. Levi’s® brand, due to both the addition of new, and continued growth in sales from, existing company-operated retail stores, and in our U.S. Dockers® brand, due to higher sales of discounted products to clear excess inventory. These increases were substantially offset by declines resulting from a customer’s Chapter 11 filing in the period, as well as the continued impact of another customer’s Chapter 11 filing in the second quarter of 2008.

For the nine-month period, the net revenue declines in the region reflect a weakening retail environment and our implementation of an ERP system in the United States in the beginning of the second quarter of 2008. Our ability to fulfill customer orders in the second quarter was impacted by issues encountered during stabilization of the ERP system. These ERP-related issues constitute a substantial portion of the decrease in the region’s net sales in the nine-month period as compared to the prior year. Additionally, net sales in the region decreased due to lower demand and higher sales allowances and discounts for our U.S. Dockers® brand products, the Chapter 11 filings of two U.S. customers and a decline in sales of our U.S. Signature brand. These decreases were partially offset by increased sales from both the addition of new and continued growth at existing company-operated retail stores.

Europe.  Net revenues in Europe increased on both reported and constant currency bases for the three- and nine-month periods. Currency affected net revenues favorably by approximately $33 million and $101 million for the three- and nine-month periods, respectively.

For the three- and nine-month periods, net sales increases, primarily from new company-operated and franchisee stores, partially offset continued declines in our wholesale channels in certain markets. The increases related primarily to increased sales of our Levi’s® Red Tabtm products.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant currency bases for the three- and nine-month periods. Currency affected net revenues favorably by approximately $4 million and $25 million for the three- and nine-month periods, respectively.

Across the region for both periods, we had mixed performance on a constant currency basis. Net sales increased primarily in our emerging markets, particularly China and India, through continued expansion of our company-operated and franchised store network and stronger consumer spending. These net sales increases were offset primarily by continuing weak performance in our mature markets.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
			%			%
	August 24,	August 26,	Increase	August 24,	August 26,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
			(Dollars in millions)

Net revenues	$1,110.8	$1,051.2	5.7%	$3,130.0	$3,104.9	0.8%
Cost of goods sold	578.3	565.0	2.4%	1,614.9	1,657.9	(2.6)%

Gross profit	$532.5	$486.2	9.5%	$1,515.1	$1,447.0	4.7%

Gross margin	47.9%	46.3%		48.4%	46.6%

Gross margin increased in all our regions for the three- and nine-month periods ended August 24, 2008, compared to the same prior-year periods, primarily due to a change in sales mix, the increased contribution of net sales from company-operated stores, and lower sourcing costs. In both periods, the favorable impact of foreign currency also contributed significantly to the increase in consolidated gross profit.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 24,	August 26,				August 24,	August 26,
			%	2008	2007			%	2008	2007
	August 24,	August 26,	Increase	% of Net	% of Net	August 24,	August 26,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues	2008	2007	(Decrease)	Revenues	Revenues
					(Dollars in millions)

Selling	$104.9	$92.0	14.0%	9.4%	8.8%	$310.4	$265.0	17.1%	9.9%	8.5%
Advertising and promotion	67.6	70.1	(3.6)%	6.1%	6.7%	185.0	180.7	2.4%	5.9%	5.8%
Administration	86.0	70.1	22.7%	7.7%	6.7%	263.4	218.9	20.3%	8.4%	7.1%
Postretirement benefit plan curtailment gain	—	(14.1)	(100.0)%	—	(1.3)%	(4.2)	(39.4)	(89.3)%	(0.1)%	(1.3)%
Other	126.8	125.3	1.2%	11.4%	11.9%	372.6	358.6	3.9%	11.9%	11.5%

Total SG&A	$385.3	$343.4	12.2%	34.7%	32.7%	$1,127.2	$983.8	14.6%	36.0%	31.7%

Total SG&A expenses increased $41.9 million and $143.4 million for the three- and nine-month periods ended August 24, 2008, respectively, compared to the same prior-year periods. Currency contributed approximately $15 million and $49 million, respectively, to the increases in SG&A expenses.

Selling.  Selling expenses increased across all business segments in both periods, primarily reflecting higher selling costs associated with additional company-operated stores.

Advertising and promotion.  On a constant currency basis, advertising and promotion expenses declined in both periods in most markets due to an expected shift in spending to the fourth quarter of 2008 in conjunction with our global Levi’s® 501® campaign.

Administration.  Administration expenses include corporate expenses and other administrative charges. Administration expenses for both periods increased primarily due to the incremental resources required for our U.S. ERP implementation and stabilization efforts. These increases were partially offset by a reduction in accruals for our long-term incentive compensation program as compared to the prior year, due to business performance below our internally set objectives.

Postretirement benefit plan curtailment gain.  During the first quarter of 2008 and the third quarter of 2007, we recorded a postretirement benefit plan curtailment gain associated with the departure of the remaining employees who elected the voluntary separation and buyout program contained in the new labor agreement we entered into during the third quarter of 2007. During the first quarter of 2007, we recorded a postretirement benefit plan curtailment gain associated with the closure of our Little Rock, Arkansas, distribution facility. For more information, see notes 7 and 8 to our unaudited consolidated financial statements included in this report.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. For both periods, these costs increased primarily due to the effects of currency.

Operating income

The following table shows operating income by reporting segment and certain components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
				August 24,		August 26,					August 24,		August 26,
			%	2008		2007				%	2008		2007
	August 24,	August 26,	Increase	% of Net		% of Net		August 24,	August 26,	Increase	% of Net		% of Net
	2008	2007	(Decrease)	Revenues		Revenues		2008	2007	(Decrease)	Revenues		Revenues
						(Dollars in millions)

Operating income:
Americas	$98.5	$85.7	15.0%	15.2%		13.4%		$201.0	$251.0	(19.9)%	11.8%		13.8%
Europe	69.7	54.2	28.5%	22.8%		20.5%		212.0	183.8	15.3%	23.5%		23.1%
Asia Pacific	15.4	18.3	(15.6)%	9.9%		12.4%		75.8	79.7	(4.8)%	14.5%		16.3%

Total regional operating income	183.6	158.2	16.1%	16.5	%*	15.1	%*	488.8	514.5	(5.0)%	15.6	%*	16.6	%*

Corporate:
Restructuring charges, net	3.3	(0.6)	(677.5)%	0.3	%*	(0.1	)%*	5.7	12.3	(53.5)%	0.2	%*	0.4	%*
Postretirement benefit plan curtailment gain	—	(14.1)	(100.0)%	—	*	(1.3	)%*	(4.2)	(39.4)	(89.3)%	(0.1	)%*	(1.3	)%*
Other corporate staff costs and expenses	36.4	29.5	23.5%	3.3	%*	2.8	%*	105.1	90.7	15.9%	3.4	%*	2.9	%*

Total corporate	39.7	14.8	168.3%	3.6	%*	1.4	%*	106.6	63.6	67.6%	3.4	%*	2.0	%*

Total operating income	$143.9	$143.4	0.3%	13.0	%*	13.6	%*	$382.2	$450.9	(15.2)%	12.2	%*	14.5	%*

Operating Margin	13.0%	13.6%						12.2%	14.5%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes changes in operating income by segment for the three- and nine-month periods ended August 24, 2008, compared to the same prior-year periods:

•	Americas. For the three-month period, operating income increased primarily due to an increase in operating margin, which increased as the region’s gross margin improvement was partially offset by the increase in SG&A expenses, reflecting our U.S. ERP stabilization efforts and our continued investment in retail expansion. For the nine-month period, operating income decreased primarily due to a decline in operating margin, as well as the decline in net revenues. Operating margin for the nine-month period decreased as the region’s gross margin improvement was fully offset by the increase in SG&A expenses.

•	Europe. The increase in the region’s operating income for both periods was primarily due to the favorable impact of currency. Operating margin for both periods increased as the region’s gross margin improvements were partially offset by the increase in SG&A expenses, primarily reflecting our continued investment in retail expansion.

•	Asia Pacific. For both periods, the favorable impact of currency to the region’s operating income was fully offset by the region’s operating margin declines. The margin declines reflected the region’s continued investment in retail and infrastructure, particularly within our emerging markets, and with respect to the three-month period, increased advertising and promotion expenses related to the launch of our global Levi’s® 501® campaign in the region.

Corporate.  Corporate expense is comprised of net restructuring charges, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs.

Other corporate staff costs and expenses for the three- and nine-month periods increased over the same prior-year periods primarily due to higher staff costs, reflecting our global information technology investment and various other corporate initiatives. For the nine-month period, these increases were partially offset by reductions in long-term incentive compensation expense.

Interest expense

Interest expense decreased to $37.3 million and $119.0 million for the three- and nine-month periods ended August 24, 2008, respectively, from $53.1 million and $166.6 million for the same prior-year periods. Lower average borrowing rates and lower debt levels in 2008, resulting primarily from our debt refinancing and reduction activities during 2007, caused the decrease in interest expense.

The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 24, 2008, were 7.90% and 8.03%, respectively, as compared to 9.58% and 9.74%, respectively, for the same prior-year periods.

Loss on early extinguishment of debt

The $14.4 million loss on early extinguishment of debt for the nine-month period of 2007 resulted from our redemption of our floating rate senior notes due 2012.

Other (income) expense, net

For the three- and nine-month periods in 2008, we recorded income of $14.2 million and $10.0 million, respectively, as compared to expense of $0.2 million and income of $17.7 million for the same periods in 2007. The increase for the three-month period primarily reflects the impact of foreign currency fluctuation on the fair value of our foreign currency hedging contracts, primarily the appreciation of the U.S. Dollar against the Euro. The decrease for the nine-month period primarily reflects a decrease in interest income resulting from a decrease in interest rates and lower average investment balances.

Income tax expense

Income tax expense was $51.7 million and $104.8 million for the three- and nine-month periods ended August 24, 2008, respectively, compared to $29.2 million and $94.4 million for the same periods ended August 26, 2007. The increase in tax expense was primarily driven by an increase in the effective income tax rate, as discussed below.

The effective income tax rate was 42.8% and 38.6% for the three- and nine-month periods ended August 24, 2008, respectively, compared to 32.4% and 32.8% for same periods ended August 26, 2007. The increase in the effective income tax rate was primarily driven by a benefit recorded in 2007 related to a reduction in the residual U.S. tax expected to be imposed upon repatriation of foreign earnings, and a shift in the geographic mix of our 2008 earnings to the United States, where we are subject to a higher tax rate.

Net income

Net income for the three- and nine-month periods in 2008 was $69.2 million and $167.0 million, respectively, compared to $60.9 million and $193.2 million for the same periods in 2007. The increase for the three-month period was primarily due to lower interest expense and higher other income, partially offset by an increase in income tax expense. The decrease for the nine-month period was primarily driven by our operating income decline, partially offset by lower interest expense.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.

Cash Sources

We are a privately held corporation. We have historically relied primarily on cash flow from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations, and asset sales. Key sources of cash include earnings from operations and borrowing availability under our revolving credit facility.

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750.0 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The amended facility includes a $250.0 million term loan tranche. Upon repayment of this $250.0 million term loan tranche, the secured interest in the U.S. trademarks will be released. As of August 24, 2008, we had borrowings of $196.8 million under the term loan tranche and our total availability, based on other collateral levels as defined by the agreement, was approximately $390.6 million. We had no outstanding borrowings under the revolving tranche of the credit facility, but had utilization of other credit-related instruments such as documentary and standby letters of credit. As a result, unused availability was approximately $302.3 million as of August 24, 2008.

As of August 24, 2008, we had cash and cash equivalents totaling approximately $124.8 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $427.1 million.

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

The following table presents selected cash uses during the nine months ended August 24, 2008, and the related estimated cash requirements for the remainder of 2008 and the first nine months of 2009:

		Estimated for			Estimated for
	Paid in Nine	Remaining Three		Estimated for	Twelve Months
Selected Cash	Months Ended	Months of	Total Estimated	Nine Months Ending	Ending
Requirements	August 24, 2008	Fiscal 2008	for Fiscal 2008	August 30, 2009	August 30, 2009
	(Dollars in millions)

Interest	$110	$42	$152	$97	$139
Federal, foreign and state taxes (net of refunds)	46	19	65	60	79
Postretirement health benefit plans	18	4	22	20	24
Capital expenditures(1)	57	34	91	91	125
Pension plans	12	5	17	12	17
Dividend(2)	50	—	50	—	—

Total selected cash requirements	$293	$104	$397	$280	$384

(1)	Decrease as compared to the estimate contained in our 2007 Annual Report on Form 10-K is primarily due to deferring global information resource projects into future years.

(2)	Dividend paid in the second quarter of 2008.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 24,	August 26,
	2008	2007
	(Dollars in millions)

Cash provided by operating activities	$150.8	$127.2
Cash used for investing activities	(62.6)	(59.4)
Cash used for financing activities	(118.9)	(65.9)
Cash and cash equivalents	124.8	284.8

Cash flows from operating activities

Cash provided by operating activities was $150.8 million for the nine-month period in 2008, as compared to $127.2 million for same period of 2007. Despite our lower operating income, the increase in cash provided by operating activities was primarily due to lower interest payments; higher cash collections, reflecting later timing of sales in the fourth quarter of 2007 as compared to the fourth quarter of 2006; lower incentive compensation payments; and a reduction in cash used for accounts payable while stabilizing our U.S. ERP system. These factors were partially offset by an increase in cash used for inventory as compared to prior year.

Cash flows from investing activities

Cash used for investing activities was $62.6 million for the nine-month period in 2008 compared to $59.4 million for the same period in 2007. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with our global ERP implementation.

Cash flows from financing activities

Cash used for financing activities was $118.9 million for the nine-month period in 2008 compared to $65.9 million for the same period in 2007. Cash used for financing activities in 2008 primarily reflects $53.2 million of required payments on the term loan tranche of our senior secured revolving credit facility, our redemption in March 2008 of our remaining $18.8 million outstanding 12.25% senior notes due 2012 and our $50.0 million dividend payment to stockholders in the second quarter. Cash used for financing activities in 2007 primarily reflects our redemption in April 2007 of all of our floating rate notes through borrowings under a new senior unsecured term loan and use of cash on hand.

Indebtedness

We had fixed-rate debt of approximately $1.4 billion (73% of total debt) and variable-rate debt of approximately $0.5 billion (27% of total debt) as of August 24, 2008. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate debt principal payments are $17.7 million in the remainder of 2008, $94.5 million in 2009, $108.3 million in 2012, $374.1 million in 2013 and the remaining $1.3 billion in years after 2013.

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

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off Balance Sheet Arrangements and Other.  There were no substantial changes from our 2007 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in the third quarter of 2008. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	our ability and that of our wholesale customers to withstand challenges of the tightening credit environment;

•	changes in the level of consumer spending for apparel in view of general economic conditions including interest rates, the housing market, energy prices and weakening consumer confidence;

•	changing U.S. and international retail environments and fashion trends;

•	our ability to sustain improvements in our European business and to address challenges in certain of our more mature Asian markets and in our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ continuing focus on private-label and exclusive products in all channels of distribution, including the mass channel;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to effectively shift to a more premium market position worldwide, and to revitalize, sustain and grow the Dockers® brand;

•	our ability to stabilize our ERP system implementation in the United States and throughout our business without further disruption or to mitigate any existing or new disruptions;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing litigation matters and disputes and regulatory developments; and

•	changes in or application of trade and tax laws.

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

We are exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange and interest rate swap contracts. However, we believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Accordingly, we do not anticipate nonperformance. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

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

We use derivative instruments to manage our exposure to foreign currencies. As of August 24, 2008, we had U.S. dollar spot and forward currency contracts to buy $491.0 million and to sell $164.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2009.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 24, 2008, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently implementing an enterprise resource planning (“ERP”) system on a staged basis in our subsidiaries around the world. We implemented the ERP system in several subsidiaries in our Asia Pacific region prior to fiscal 2008 and, during our second quarter of 2008, in the United States. Our U.S. implementation resulted in a material update to our system of internal control over financial reporting in the second quarter, and issues encountered subsequent to implementation caused us to further revise our internal control process and procedures in order to correct and supplement our processing capabilities within the new system in that quarter. Throughout the ERP system stabilization period, which we expect to last for the remainder of the year, we will continue to improve and enhance our system of internal control over financial reporting. We plan to implement the ERP system in other subsidiaries in the coming years and we believe that the ERP system will simplify and strengthen our system of internal control over financial reporting.

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

Class Action Securities Litigation.  The parties finalized their settlement agreement pertaining to In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action) and the court granted preliminary approval of the settlement of this matter on July 21, 2008. A hearing for final approval of the settlement has been scheduled for October 17, 2008. The related wrongful termination claim identified above is unaffected by this settlement. There have been no other material developments in this litigation since we filed our 2007 Annual Report on Form 10-K. For more information about the litigation, see Note 7 to the consolidated financial statements contained in that Form 10-K.

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

Additionally, we believe that our customers are subject to the fluctuations in general economic cycles that diminish consumer spending, and may also be affected by a tightening credit environment, which may impact their ability to access credit from financial institutions that may be necessary to operate their business. These factors affect their performance and in turn may affect our business and relationship with them.

In addition, while we have long-standing customer relationships, we do not have long-term contracts with any of our customers. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time.

If any major customer, for the above reasons or any other reason, decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us, such actions could adversely affect our business and financial condition. For example, several customers in the Americas region filed for bankruptcy in both the second and third quarters of 2008 which has adversely impacted our results. In addition, if we elect to alter our business terms or to cease doing business with any major customer due to concerns regarding their performance, such actions could adversely affect our business and financial condition.

The success of our business depends on our ability to attract and retain qualified and effective executive management and board leadership.

Our performance depends on the service of key management personnel and board members. We have had changes in our senior management team and board composition in 2008. Robert D. Haas stepped down as our Chairman of the Board in February 2008 and board member Gary Rogers took his place in that role. John Goodman resigned from his position as president and commercial general manager of the U.S. Dockers® Brand in March 2008. Hans Ploos van Amstel, our senior vice president and chief financial officer, stepped down from that role on August 27, 2008. Richard L. Kauffman joined our board effective October 1, 2008. These or other changes in our senior management group and board leadership, as well as our ability to attract and retain key personnel, could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations.

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
Heidi L. Manes
Vice President and Controller/
Interim Chief Financial Officer
(Principal Accounting Officer)

Date: October 2, 2008

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