Form 10-K
period 2008-11-30
LEVI STRAUSS & CO
filed 2009-02-10
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Common Stock $.01 par value — 37,278,238 shares outstanding on February 5, 2009

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 30, 2008

PART I

Item 1.	BUSINESS

Overview

From our California Gold Rush beginnings, we have grown into one of the world’s largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our brand names, we design and market products that include jeans and jeans-related pants, casual and dress pants, tops, jackets, and related accessories for men, women and children. We also license our trademarks for a wide array of products, including accessories, pants, tops, footwear, home and other products.

An Authentic American Icon

Our Levi’s® brand has become one of the most widely recognized brands in the history of the apparel industry. Its broad distribution reflects the brand’s appeal across consumers of all ages and lifestyles. Its merchandising and marketing reflect the brand’s core attributes: original, definitive, confident and youthful.

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

Our Global Reach

We operate our business through three geographic regions: Americas, Europe and Asia Pacific. Each of our regions includes established markets, which we refer to as mature markets, such as the United States, Japan, Canada and France, and emerging markets, such as India, China, Brazil and Russia. Although our brands are recognized as authentically “American,” we derive approximately half of our net revenues from outside the United States.

Our products are sold in approximately 60,000 retail locations in more than 110 countries. This includes approximately 1,800 retail stores dedicated to our brands, including both franchised and company-operated stores.

We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. We also distribute products under the Signature by Levi Strauss & Co.tm brand primarily through mass channel retailers in the United States and Canada and mass and other value-oriented retailers and franchised stores in Asia Pacific.

Levi Strauss & Co. was founded in San Francisco, California, in 1853 and incorporated in Delaware in 1971. We conduct our operations outside the United States through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. We manage our regional operations through headquarters in San Francisco, Brussels and Singapore. Our corporate offices are located at Levi’s Plaza, 1155 Battery Street, San Francisco, California 94111, and our main telephone number is (415) 501-6000.

Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives.

Our Website — www.levistrauss.com — contains additional and detailed information about our history, our products and our commitments. Financial news and reports and related information about our company can be found at http://www.levistrauss.com/Financials. Our Website and the information contained on our Website are not part of this annual report and are not incorporated by reference into this annual report.

Our Business Strategies

Our management is pursuing strategies to develop our business, respond to marketplace dynamics and build on our competitive strengths. Our key strategies are:

•	Build upon our brands’ leadership in jeans and khakis. We intend to build upon our brand equity and our design and marketing expertise to expand our leadership position in the jeans and khakis categories. We believe that our innovation and market responsiveness will continue to enable us to create trend-right and trend-leading products and marketing programs that appeal to our various consumer segments. We will also further extend our brands in product categories that we believe offer attractive opportunities for growth.

•	Capitalize upon our global footprint. We intend to leverage our expansive global presence and local-market talent to drive growth globally, fortifying our mature markets and capitalizing on opportunities in our emerging markets. We aim to identify global consumer trends, adapt successes from one market to another and drive growth across our brand portfolio.

•	Diversify and transform our wholesale business. We will seek out new wholesale opportunities based on targeted consumer segments and seek to strengthen our relationship with, and presence in, our existing wholesale customers. We focus on generating competitive economics and engaging in collaborative assortment and marketing planning to achieve mutual commercial success with our customers. Our goal is to ensure that we are central to our wholesale customers’ success by using our brands and our strengths in product development and marketing to drive consumer traffic and demand to their stores.

•	Accelerate growth through dedicated retail stores. We continue to expand our dedicated store presence around the world. We believe dedicated retail stores represent an attractive opportunity to establish incremental distribution and sales as well as showcase the full breadth of our product offerings and strength of our brands’ appeal. We aim to provide a compelling and brand-elevating consumer experience in our dedicated retail stores.

•	Drive productivity to enable reinvestment. We are focused on deriving even greater efficiencies from our global scale through maximizing collaboration across our regions and functions. We intend to continue to reinvest benefits of increased productivity into our businesses. We will do this while continuing to build sustainability and social responsibility into our global sourcing arrangements.

Our Brands and Products

We offer a broad range of products, including jeans, casual and dress pants, tops, skirts, and jackets. Across all of our brands, pants — including jeans, casual pants and dress pants — represented approximately 85%, 86% and 87% of our total units sold in each of fiscal years 2008, 2007 and 2006, respectively. Men’s products generated approximately 75%, 72% and 72% of our total net sales in each of fiscal years 2008, 2007 and 2006, respectively.

Levi’s® Brand

The Levi’s® brand is positioned as the original and definitive jeans brand. Consumers around the world recognize the distinctive traits of Levi’s® jeans. The double arc of stitching, known as the Arcuate Stitching Design, and the Red Tab device, a fabric tab stitched into the back right pocket, are unique to Levi’s® jeans and are instantly recognizable by consumers. We offer an extensive selection of men’s, women’s and children’s products designed to appeal to a variety of consumer segments at a wide range of price points. Our Levi’s® brand products range from basic jeans to premium-priced styles, reflecting what we believe is the broad consumer appeal of the brand across ages, genders and lifestyles. In the United States, we continue to update our Red Tabtm jeans product and retail presence to shift to a more premium position with our chain and department store customers and penetrate new distribution. In Europe, Asia Pacific, and the rest of the Americas region, the Levi’s® brand is positioned mostly in the premium segment of the men’s and women’s markets.

The current Levi’s® product range includes:

•	Levi’s® Red Tabtm Products. These products are the foundation of the brand. They encompass a wide range of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line is anchored by the flagship 501® jean, the best-selling five-pocket jean in history. The Red Tabtm line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tabtm products represented the majority of our Levi’s® brand net sales in all three of our regions in fiscal years 2008, 2007 and 2006.

•	Premium Products. In addition to Levi’s® Red Tabtm premium products available around the world, we offer an expanded range of high-end products that reflects our premium positioning in international markets. These include the Levi’s Bluetm line in Europe and Levi’s® Lady Style in Asia Pacific. In the United States, to further differentiate our offer for consumers who seek more trend-forward and premium products, we offer our Levi’s® Capital E® products. Our Levi’s® Vintage Clothing line, offered in all of our regions, showcases our most premium products by offering detailed replicas of our historical products dating back to the 19th century.

Our Levi’s® brand products accounted for approximately 76%, 73% and 70% of our total net sales in fiscal 2008, 2007 and 2006, respectively, slightly less than half of which were generated in our Americas region. Our Levi’s® brand products are sold in more than 110 countries.

Dockers® Brand

First introduced in 1986 as an alternative between jeans and dress pants, the Dockers® brand has grown to include men’s and women’s apparel for a wide range of occasions. Marketed worldwide as “Dockers® San Francisco,” the Dockers® brand represents the casual, confident style of San Francisco with products rooted in the brand’s heritage as a khaki authority.

Our current Dockers® product offerings in the United States include:

•	Dockers® for Men. This line includes a broad range of stylish casual and dress products that cover the key wearing occasions for men: work, weekend, dress and golf. We complement these products with a variety of shirts and seasonal pants and shorts in a range of fits, fabrics, colors, styles and performance features.

•	Dockers® for Women. This line includes a range of pants, shorts, tops, skirts, sweaters and jackets in updated fits, fabrics and styles designed to provide women with a versatile head-to-toe, integrated separates offering with outfits that span the range of casual to dressy and work.

Our Dockers® brand products accounted for approximately 18%, 21% and 21% of our total net sales in fiscal 2008, 2007 and 2006, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.

Signature by Levi Strauss & Co.tm Brand

Our Signature by Levi Strauss & Co.tm brand offers value-seeking consumers products with the style, authenticity and quality for which our company is recognized around the world. The product portfolio includes denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids. The brand is distributed through the mass retail channel in North America and value-oriented retailers and franchised stores in Asia Pacific.

Signature by Levi Strauss & Co.tm brand products accounted for approximately 6%, 6% and 9% of our total net sales in fiscal years 2008, 2007 and 2006, respectively. Although a substantial majority of these sales were in the United States, Signature by Levi Strauss & Co.tm brand products are sold in seven additional countries in our Americas and Asia Pacific regions.

Licensing

The appeal of our brands across consumer groups and our global reach enable us to license our Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm trademarks for a variety of product categories in multiple markets including footwear, belts, wallets and bags, outerwear, eyewear, sweaters, dress shirts, kidswear, loungewear and sleepwear, hosiery, luggage, and home bedding products.

We have licensees for our Levi’s® and Dockers® brands in each of our regions and for our Signature by Levi Strauss & Co.tm brand in the Americas region. In addition, we enter into agreements with third parties to produce, market and distribute our products in several countries around the world, including various Latin American, Middle Eastern and Asia Pacific countries.

We enter into licensing agreements with our licensees covering royalty payments, product design and manufacturing standards, marketing and sale of licensed products, and protection of our trademarks. We require our licensees to comply with our code of conduct for contract manufacturing and engage independent monitors to perform regular on-site inspections and assessments of production facilities.

Sales, Distribution and Customers

We distribute our products through a wide variety of retail formats around the world, including chain and department stores, franchise and company-operated stores dedicated to our brands, multi-brand specialty stores, mass channel retailers, and both company-operated and retailer Websites.

Multi-brand Retailers

Our distribution strategy focuses on making our brands and products available where consumers shop, including offering products and assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party Internet sites. Sales to our top ten wholesale customers accounted for approximately 37%, 42% and 42% of our total net revenues in fiscal years 2008, 2007 and 2006, respectively. No customer represented 10% or more of net revenues in any of these years.

Dedicated Stores

We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our strategy for expanding distribution of our products in all three of our regions. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees and licensees. In addition to the dedicated stores, we maintain brand-dedicated Websites that sell products directly to retail consumers.

Company-operated retail stores.  Our online stores and company-operated stores generated approximately 8%, 6% and 4% of our net revenues in fiscal 2008, 2007 and 2006, respectively. As of November 30, 2008, we had 260 company-operated stores, predominantly Levi’s® stores, located in 24 countries across our three regions. We had 93 stores in the Americas, 92 stores in Europe and 75 stores in Asia Pacific. During 2008, we opened 70 company-operated stores and closed 10 stores.

Franchised and other stores.  Approximately 1,500 franchised, licensed, or other form of brand-dedicated stores sell Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm products in markets outside the United States. These stores are a key element of our international distribution, and are operated by independent third parties. Additionally, we consider dedicated shop-in-shops located within department stores as an important component of our retail network in international markets; we operated approximately 200 dedicated shop-in-shops as of November 30, 2008. We also license third parties to operate outlet stores dedicated to our brands within and outside of the United States.

Seasonality of Sales

We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season, generally followed by the third quarter, reflecting the Fall or “back to school” season. In 2008, our net revenues in the first, second, third and fourth quarters represented 25%, 21%, 25% and 29%, respectively, of our total net revenues for the year. In 2007, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the year.

Our fiscal year ends on the last Sunday of November in each year, except for certain foreign subsidiaries which are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2008, 2007 and 2006 consisted of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

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

We root our brand messages in globally consistent brand values that reflect the unique attributes of our brands: the Levi’s® brand as the original and definitive jeans brand and the Dockers® brand as the khaki authority expressed in casual, confident San Francisco style. We then tailor these programs to local markets in order to maximize relevance and effectiveness. For example, in July 2008, the Levi’s® brand launched its first integrated global marketing campaign to celebrate the iconic Levi’s® 501® jean. The global campaign extends from television and print to “viral” videos, digital components and outdoor elements, some of which were used across our three regions and others which appeared only in local markets.

We also maintain the Websites www.levi.com and www.dockers.com which sell products directly to consumers in the United States and other countries. We operate these Websites, as well as www.levistrausssignature.com, as marketing vehicles to enhance consumer understanding of our brands and help consumers find and buy our products. This is consistent with our strategies of ensuring that our brands and products are available where consumers shop and that our product offerings and assortments are appropriately differentiated.

Sourcing and Logistics

Organization.  Our global sourcing and regional logistics organizations are responsible for taking a product from the design concept stage through production to delivery to our customers. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies and reduce total delivered product cost across brands and regions while maintaining our focus on local service levels and working capital management.

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

In 2008, we sourced products from contractors located in approximately 45 countries around the world. We sourced products in Asia Pacific, South and Central America (including Mexico and the Caribbean), Europe, the Middle East, and Africa. We expect to increase our sourcing from contractors located in Asia. No single country accounted for more than 20% of our sourcing in 2008.

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

Logistics.  We own and operate dedicated distribution centers in a number of countries, and we also outsource logistics activities to third-party logistics providers. Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for presentation at retail, and shipping them to our customers and to our own stores. For more information, see “Item 2 — Properties.”

Competition

The worldwide apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	maintaining favorable brand recognition through strong and effective marketing;

•	anticipating and responding to changing consumer demands in a timely manner;

•	providing sufficient retail distribution, visibility and availability, and presenting products effectively at retail;

•	delivering compelling value in our products for the price; and

•	generating competitive economics for our wholesale customers.

We face competition from a broad range of competitors both at the worldwide and regional levels in diverse channels across a wide range of retail price points. Worldwide, a few of our primary competitors include vertically integrated specialty stores such as Gap Inc.; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines; and athletic wear companies such as adidas Group and Nike, Inc. In addition, each region faces local or regional competition, such as G-Star and Diesel in Europe; Pepe in Spain; Brax in Germany; UNIQLO in Asia Pacific; Apple/Texwood in China; and retailers’ private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory and George brands); Target Corporation (Mossimo and Cherokee brands); and Macy’s (INC. brand) in the Americas.

Trademarks

We have more than 5,000 trademark registrations and pending applications in approximately 180 countries worldwide, and we create new trademarks on an ongoing basis. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®, Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device and the Two Horse® Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We currently are pursuing approximately 800 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Employees

As of November 30, 2008, we employed approximately 11,400 people, approximately 4,700 of whom were located in the Americas, 4,400 in Europe, and 2,300 in Asia Pacific. Approximately 3,600 of our employees were associated with manufacturing of our products, 2,100 worked in retail, 1,700 worked in distribution and 4,000 were other non-production employees.

History and Corporate Citizenship

Our history and longevity are unique in the apparel industry. Our commitment to quality, innovation and corporate citizenship began with our founder, Levi Strauss, who infused the business with the principle of responsible commercial success that has been embedded in our business practices throughout our more than 150-year history. This mixture of history, quality, innovation and corporate citizenship contributes to the iconic reputations of our brands.

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

In the 19th and early 20th centuries, our work pants were worn primarily by cowboys, miners and other working men in the western United States. Then, in 1934, we introduced our first jeans for women, and after World War II, our jeans began to appeal to a wider market. By the 1960s they had become a symbol of American culture, representing a unique blend of history and youth. We opened our export and international businesses in the 1950s and 1960s. In 1986, we introduced the Dockers® brand of casual apparel which revolutionized the concept of business casual.

Throughout this long history, we upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We have engaged in a “profits through principles” business approach from the earliest years of the business. Among our milestone initiatives over the years, we integrated our factories two decades prior to the U.S. civil rights movement and federally mandated desegregation, we developed a comprehensive supplier code of conduct requiring safe and healthy working conditions among our suppliers (a first of its kind for a multinational apparel company), and we offered full medical benefits to domestic partners of employees prior to other companies of our size, a practice that is widely accepted today.

Our Website — www.levistrauss.com — contains additional and detailed information about our history and corporate citizenship initiatives. Our Website and the information contained on our Website are not part of this annual report and are not incorporated by reference into this annual report.

Item 1A.  RISK FACTORS

Risks Relating to the Industry in Which We Compete

Our revenues are influenced by general economic conditions.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic to and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the regions in which we compete, particularly deterioration in general economic conditions, increases in energy costs or interest rates, housing market downturns, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through its impact to our wholesale customers as well as its direct impact on us. For example, the recent and ongoing global financial economic downturn has impacted consumer confidence and spending. Although the duration and full scope of the effects and consequences of the crisis are currently unknown, we have already seen several wholesale customers declare bankruptcy or otherwise exhibit signs of distress in this economic environment, and we do not anticipate significant improvements in consumer confidence and the retail environment for the remainder of 2009. These outcomes have and may continue to adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could lead to reduced sales and prices.

We face a variety of competitive challenges from jeanswear and casual apparel marketers, fashion-oriented apparel marketers, athletic and sportswear marketers, vertically integrated specialty stores, and retailers of private-label products. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products, or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the equity of and demand for our brands. Increased competition in the worldwide apparel industry — including from international expansion of vertically integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels, and from well-known and successful non-apparel brands (such as athletic wear marketers) expanding into jeans and casual apparel — could reduce our sales and adversely affect our business and financial condition.

The success of our business depends upon our ability to offer innovative and upgraded products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores. Failure on our part to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, negatively impact the consumer traffic in our dedicated retail stores, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices, and impair the image of our brands. Moreover, our newer products may not produce as high a gross margin as our traditional products, which may have an adverse effect on our overall margins and profitability.

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

The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials — primarily cotton — used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, economic climates and other unpredictable factors. In 2008, such fluctuations did not materially affect our cost of goods compared to the prior year. However, increases in raw material costs in the future, together with other factors, might make it difficult for us to sustain the level of cost of goods savings we have achieved in recent years and result in a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Our business is subject to risks associated with sourcing and manufacturing overseas.

We import finished garments and raw materials into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather, or homeland security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

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

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Dominican-Republic Central America Free Trade Agreement, the Egypt Qualified Industrial Zone program, and the activities and regulations of the World Trade Organization. Although generally these trade agreements have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union.

Risks Relating to Our Business

Our net sales have not grown substantially for more than ten years, and actions we have taken, and may take in the future, to address these and other issues facing our business may not be successful over the long term.

Our net sales have declined from a peak of $7.1 billion in 1996 to $4.1 billion in 2003, and have grown only modestly since 2003. We face intense competition, customer financial hardship and consolidation, increased focus by retailers on private-label offerings, expansion of and growth in new distribution sales channels, declining sales of traditional core products and continuing pressure on both wholesale and retail pricing. Our ability to successfully compete is impaired by our debt and interest expense, which reduces our operating flexibility and limits our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable debt levels. In addition, the strategic, operations and management changes we have made in recent years to improve our business and drive future sales growth may not be successful over the long term.

We depend on a group of key customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our ten largest customers totaled approximately 37% and 42% of total net revenues in 2008 and 2007, respectively. Our largest customer, J.C. Penney Company, Inc., accounted for approximately 8% and 9% of net revenues in fiscal years 2008 and 2007, respectively. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition.

For example, our wholesale customers are subject to the fluctuations in general economic cycles and the current global economic conditions which are impacting consumer spending, and our customers may also be affected by the tightening credit environment, which may impact their ability to access the credit necessary to operate their business. In 2008 specifically, several of our wholesale customers in the Americas region, including one of our ten largest customers, filed for bankruptcy which adversely impacted our results throughout the year. The performance and financial condition of a wholesale customer may cause us to alter our business terms or to cease doing business with that customer, which could in turn adversely affect our own business and financial condition.

In addition, the retail industry in the United States has experienced substantial consolidation in recent years, and further consolidation may occur. Consolidation in the retail industry typically results in store closures, centralized purchasing decisions, increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by retailers on inventory management and productivity, any of which can, and have, adversely impacted our margins and ability to operate efficiently.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products and the mass channel is the primary distribution channel for Signature products. We may be unable to increase sales of our products through these distribution channels for several reasons, including the following:

•	The retailers in these channels maintain — and seek to grow — substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors.

•	These retailers may also change their apparel strategies or reduce fixture spaces and purchases of brands that do not meet their strategic requirements.

•	Other channels, including vertically integrated specialty stores and multi-brand specialty stores, account for a substantial portion of jeanswear and casual wear sales and have placed competitive pressure on the chain and department store channels in general.

Our ability to maintain retail floor space, market share and sales in these channels depends on our ability to offer differentiated products and to increase retailer profitability on our products, which could have an adverse impact on our margins.

In Europe, department stores and independent jeanswear retailers are our primary distribution channels. These channels have experienced challenges competing against vertically integrated specialty stores. In both Europe and Asia Pacific, some of our mature markets are facing challenges evidenced by slower performance by some wholesale customers, especially when pressured by the recent downturn in general economic conditions in those areas. Further success by vertically integrated specialty stores in Europe and continued challenges in the mature markets of Europe and Asia Pacific may adversely affect the sales of our products in those regions.

Our inability to revitalize our business in certain markets or product lines could harm our financial results.

Given the global reach and nature of our business and the breadth of our product lines, we may experience business declines in certain markets even while experiencing growth in others. For example, recent declines in certain mature markets in our Europe and Asia Pacific regions impact our overall business performance despite growth in other areas such as emerging markets and our retail network, and the cumulative effect of these declines could adversely affect our results of operations. Although we have taken, and continue to take, product, marketing, distribution and organizational actions to reverse such declines, if our actions are not successful on a sustained basis, our results of operations and our ability to grow may be adversely affected.

During the past several years, we have experienced significant changes in senior management and our board. The success of our business depends on our ability to attract and retain qualified and effective senior management and board leadership.

Our performance depends on the service of key management personnel and board members. We have had changes in our senior management team and board composition in 2008. Senior management departures included John Goodman, our President and Commercial General Manager of the U.S. Dockers® Brand, in March 2008; Hans Ploos van Amstel, Senior Vice President and Chief Financial Officer, in August 2008; and Alan Hed, Senior Vice President and President in our Asia Pacific region, in November 2008. We have filled and continue to seek to fill those key senior management positions that remain open. Changes to our board included Robert D. Haas, who stepped down as our Chairman of the Board and was replaced in that role by board member Gary Rogers in February 2008; and Warren Hellman, who retired from the Board of Directors in October 2008. Changes in our senior management group and board leadership, as well as our ability to attract and retain key personnel, could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations.

Increasing the number of company-operated stores will require us to enhance our capabilities, increase our expenditures and will increasingly impact our financial performance.

Although our business is substantially a wholesale business, we currently operate 260 retail stores. As part of our objective to accelerate growth though dedicated retail stores, we plan to continue to strategically open company-operated retail stores, while taking into consideration the changing economic environment. The results from our retail network may be adversely impacted if we do not find ways to generate sufficient sales from our existing and new company-operated stores, which may be particularly challenging in light of the recent and ongoing global economic downturn. Like other retail operators, we regularly review store performance as part of our ongoing review of the fair value of long-lived assets, and as part of that review we may determine to close or impair the value of underperforming stores in the future.

Any increase in the number of company-operated stores will require us to further develop our retailing skills and capabilities. We will be required to enter into additional leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close stores or change our strategy. We must also offer a broad product assortment (especially women’s and tops), appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies, and integrate our stores into our overall business mix. Finally, we will need to hire and train additional qualified employees and incur additional costs to operate these stores, which will increase our operating expenses. These factors, including those relating to securing retail space and management talent, are exacerbated by the fact that many of our competitors either have large company-operated retail operations today or are seeking to expand substantially their retail presence.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. For example, we implemented an enterprise resource planning (“ERP”) system in the United States in the second quarter of 2008. Due to issues encountered during the stabilization of the system, we temporarily suspended shipments to our customers in the United States in the beginning of the second quarter of 2008, resulting in decreased revenues and increased administration expenses. The ERP stabilization was substantially complete by

November 30, 2008. Information technology system disruptions such as this could have a further adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source approximately 95% of our products from independent contract manufacturers who purchase fabric and other raw materials and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. Over the past year, certain of our contractors have been unable to continue their business due to these pressures, and we may experience more difficulties with contractors in the future. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, we may experience capability-building and infrastructure challenges as we expand our sourcing to new contractors throughout the world.

Our suppliers are subject to the fluctuations in general economic cycles, and the current global economic conditions have resulted in a tightening of trade finance. This may impact their ability to access the credit necessary to operate their business. In 2008, we experienced no specific cases of supplier bankruptcy which impacted our ability to deliver product or adversely impacted our business results. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with that supplier, which could in turn adversely affect our own business and financial condition.

Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A contractor’s failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive shipments due to factors such as port or transportation conditions, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices, or reduce future orders, any of which could harm our sales and margins.

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

We are a global company with nearly half our revenues coming from our Europe and Asia Pacific businesses, which exposes us to political and economic risks as well as the impact of foreign currency fluctuations.

We generated approximately 44%, 41% and 39% of our net revenues from our Europe and Asia Pacific businesses in 2008, 2007 and 2006, respectively. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business outside of the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States;

•	less protective foreign laws relating to intellectual property; and

•	political, economic and social instability.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets, which in turn may benefit or adversely affect reported earnings and the comparability of period-to-period results of operations. In addition, we engage in hedging activities to manage our foreign currency exposures resulting from certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. However, our earnings may be subject to volatility since we do not fully hedge our foreign currency exposures and we are required to record in income the changes in the market values of our exposure management instruments that do not qualify for hedge accounting treatment. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations as the majority of our sourcing activities are conducted in U.S. dollars. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. The recent global financial downturn has led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue and thus adversely impact our business or financial conditions.

Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act which prohibits giving anything of value intended to influence the awarding of government contracts. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business.

We have made changes in our logistics operations in recent years and continue to look for opportunities to increase efficiencies.

We have closed several of our distribution centers in recent years and continually work to identify additional opportunities to optimize our distribution network and reduce product cost. Changes in logistics and distribution activities could result in temporary shipping disruptions and expense as we bring new arrangements to full operation, which could have an adverse effect on our results of operations.

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

We have substantial liabilities and cash requirements associated with postretirement benefits, pension and deferred compensation plans, and our restructuring activities.

Our postretirement benefits, pension, and deferred compensation plans, and our restructuring activities result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. We expect our pension expense to increase by more the $30 million in 2009 as a result of the decline in the value of our pension plan assets in 2008. This increased pension expense may extend into future years if current market conditions persist. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our corporate headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our headquarters, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our other facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers or customers, is affected by earthquakes, power shortages, floods, monsoons, terrorism, epidemics or other events outside of our control, our business could suffer.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the credit ratings and trading price of our debt securities.

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have provided an internal control report with this Annual Report, which includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Beginning with our Annual Report for the year ending November 28, 2010, our independent registered public accounting firm will also be required to issue a report on their evaluation of the effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment. If we or our independent registered public accounting firm were unable to conclude that our internal control over financial reporting was effective as of the relevant period, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities, negatively affect our credit rating, and affect our ability to borrow funds on favorable terms.

Risks Relating to Our Debt

We have debt and interest payment requirements at a level that may restrict our future operations.

As of November 30, 2008, we had approximately $1.9 billion of debt, of which all but approximately $180 million was unsecured, and we had $315.8 million of additional borrowing capacity under our senior secured revolving credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. It could also have important adverse consequences to holders of our securities. For example, it could:

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

The downturn in the economy and the volatility in the capital markets could limit our ability to access capital or could increase our costs of capital.

We have seen a dramatic downturn in the U.S. and global economy. The fair value of our long-term debt, as compared to its carrying value, has declined significantly in 2008, primarily due to changes in overall capital market conditions as demonstrated by lower liquidity in the markets, increases in credit spread, and decreases in bank lending activities, which result in investors moving from high yield securities to lower yield investment grade or U.S. Treasury securities in efforts to preserve capital.

Although we have had continued solid operating cash flow, the downturn and the disruption in the credit markets may reduce sources of liquidity available to us. We can provide no assurance that we will continue to meet our capital requirements from our cash resources, future cash flow and external sources of financing, particularly if current market or economic conditions continue or deteriorate further. We manage cash and cash equivalents in various institutions at levels beyond FDIC coverage limits, and we purchase investments not guaranteed by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. We rely on multiple financial institutions to provide funding pursuant to existing credit agreements, and those institutions may not be able to meet their obligations to provide funding in a timely manner, or at all, when we require it. The cost of or lack of available credit could impact our ability to develop sufficient liquidity to maintain or grow our business, which in turn may adversely affect our business and results of operations.

Restrictions in our notes indentures, unsecured term loan and senior secured revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

The indentures relating to our senior unsecured notes, our Euro notes, our Yen-denominated Eurobonds, our unsecured term loan and our senior secured revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock, and enter into transactions with affiliates. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.

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

All of our common stock is owned by a voting trust described under “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Four voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take other actions which would normally be within the power of stockholders of a Delaware corporation. The voting trust agreement gives certain powers to the holders of two-thirds of the outstanding voting trust certificates, such as the power to remove trustees and terminate the voting trust. The ownership of two-thirds of the outstanding voting trust certificates is concentrated in the hands of a small group of holders (including three of the four voting trustees), providing the group the voting power to block stockholder action on matters for which the holders of the voting trust certificates are entitled to vote and direct the trustees under the voting trust agreement.

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

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate four manufacturing-related facilities abroad and nine distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 30, 2008, is summarized in the following table:

Location	Primary Use	Leased/Owned

Americas
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Naucalpan, Mexico	Distribution	Leased
Europe
Kiskunhalas, Hungary	Manufacturing and Finishing	Owned
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K	Distribution	Owned
Sabadell, Spain	Distribution	Leased
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned
Asia Pacific
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Hiratsuka Kanagawa, Japan	Distribution	Owned(2)

(1)	Building and improvements are owned but subject to a ground lease.

(2)	Owned by our 84%-owned Japanese subsidiary.

Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. As of November 30, 2008, we also leased or owned 104 administrative and sales offices in 40 countries, as well as leased a small number of warehouses in three countries. We own or lease several facilities that are no longer in operation that we are working to sell or sublease.

In addition, as of November 30, 2008, we had 260 company-operated retail and outlet stores in leased premises in 24 countries. We had 93 stores in the Americas region, 92 stores in the Europe region and 75 stores in the Asia Pacific region. In 2008, we opened 70 company-operated stores and closed 10 stores.

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

On December 7, 2004, plaintiffs requested and we agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. Trial of plaintiffs’ Sarbanes-Oxley Act claim, plaintiffs’ defamation claim and our counter-claims was set for January 12, 2009. However, on November 3, 2008, the parties attended a court-ordered settlement conference and reached an agreement to settle all claims in this matter, including all state and federal claims. The amounts involved in the settlement are not material.

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

On September 11, 2007, the court in this matter dismissed the Section 10(b) and 20(a) claims and dismissed the tax fraud aspects of the Section 11 and 15 claims. The court also limited the plaintiff class on the Section 11 and 15 claims by eliminating from the class those bondholders who purchased the bonds in private offerings and then exchanged them for registered bonds in the subsequent exchange offer.

The parties entered into a settlement agreement on the remaining claims on July 12, 2008, and the court issued final approval of the settlement agreement on October 17, 2008. The amounts involved in the settlement are not material and the matter was fully concluded by the end of fiscal year 2008.

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

In accordance with the terms of the Voting Trust Agreement, which governs the voting trust in which all of the Company’s common shares are held, the voting trustees appointed Stephen C. Neal to be the successor voting trustee to F. Warren Hellman who resigned his position as a voting trustee in connection with his retirement from the Board on October 10, 2008. No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended November 30, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Miriam L. Haas, Peter E. Haas Jr., Robert D. Haas and Stephen C. Neal, three of whom are also directors. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders, who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

As of February 2, 2009, there were 187 record holders of voting trust certificates. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

We paid a $50 million cash dividend on our common stock on April 16, 2008. Please see Note 16 to our audited consolidated financial statements included in this report for more information. We may elect to declare and pay cash dividends in the future at the discretion of our board of directors and depending upon our financial condition and compliance with the terms of our debt agreements. Our senior secured revolving credit facility and the indentures governing our senior unsecured notes limit our ability to pay dividends. For more detailed information about these limitations, see Note 5 to our audited consolidated financial statements included in this report.

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended November 30, 2008.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, for 2008 and 2007, and KPMG LLP, an independent registered public accounting firm, for 2006, 2005 and 2004. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements for 2008, 2007 and 2006 and the related notes to those consolidated financial statements, included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	November 30,	November 25,	November 26,	November 27,	November 28,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Statements of Income Data:
Net sales	$4,303,075	$4,266,108	$4,106,572	$4,150,931	$4,093,615
Licensing revenue	97,839	94,821	86,375	73,879	57,117

Net revenues	4,400,914	4,360,929	4,192,947	4,224,810	4,150,732
Cost of goods sold	2,261,112	2,318,883	2,216,562	2,236,962	2,288,406

Gross profit	2,139,802	2,042,046	1,976,385	1,987,848	1,862,326
Selling, general and administrative expenses	1,606,482	1,386,547	1,348,577	1,381,955	1,367,604
Restructuring charges, net	8,248	14,458	14,149	16,633	133,623

Operating income	525,072	641,041	613,659	589,260	361,099
Interest expense	154,086	215,715	250,637	263,650	260,124
Loss on early extinguishment of debt	1,417	63,838	40,278	66,066	—
Other (income) expense, net	1,400	(14,138)	(22,418)	(23,057)	5,450

Income before taxes	368,169	375,626	345,162	282,601	95,525
Income tax expense (benefit)(1)	138,884	(84,759)	106,159	126,654	65,135

Net income	$229,285	$460,385	$239,003	$155,947	$30,390

Statements of Cash Flow Data:
Net cash flows provided by (used for):
Operating activities	$224,809	$302,271	$261,880	$(43,777)	$199,896
Investing activities	(26,815)	(107,277)	(69,597)	(34,657)	(12,930)
Financing activities	(135,460)	(325,534)	(155,228)	23,072	(32,120)
Balance Sheet Data:
Cash and cash equivalents	$210,812	$155,914	$279,501	$239,584	$299,596
Working capital	713,644	647,256	805,976	657,374	609,072
Total assets	2,776,875	2,850,666	2,804,065	2,804,134	2,884,749
Total debt, excluding capital leases	1,853,207	1,960,406	2,217,412	2,326,699	2,323,888
Total capital leases	7,806	8,177	4,694	5,587	7,441
Stockholders’ deficit(2)	(349,517)	(398,029)	(994,047)	(1,222,085)	(1,370,924)
Other Financial Data:
Depreciation and amortization	$77,983	$67,514	$62,249	$59,423	$62,606
Capital expenditures	80,350	92,519	77,080	41,868	16,299
Dividends paid	49,953	—	—	—	—

(1)	In the fourth quarter of 2007, as a result of improvements in business performance and recent positive developments in an ongoing IRS examination, we reversed valuation allowances against our deferred tax assets for foreign tax credit carryforwards, as we believed that it was more likely than not that these credits will be utilized prior to their expiration.

(2)	Stockholders’ deficit primarily resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement. Funding for cash payments in the recapitalization was provided in part by cash on hand and in part from approximately $3.3 billion in borrowings under bank credit facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

We design and market jeans, casual and dress pants, tops, jackets and related accessories for men, women and children under our Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm (“Signature”) brands around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear, home and other products.

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. We distribute products under the Signature brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores outside of the United States. We also distribute our Levi’s® and Dockers® products through our online stores, and 260 company-operated stores located in 24 countries, including the United States. These stores generated approximately 8% of our net revenues in 2008.

We derived nearly half of our net revenues and more than half of our regional operating income from our Europe and Asia Pacific businesses in 2008. Sales of Levi’s® brand products represented approximately 76% of our total net sales in 2008. Pants, including jeans, casual pants and dress pants, represented approximately 85% of our total units sold in 2008, and men’s products generated approximately 75% of our total net sales.

Trends Affecting our Business

We believe the key marketplace factors affecting us include the following:

•	Increasing pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, volatility in interest rates, investment returns, housing and energy prices, and other similar elements that impact consumer discretionary spending, are creating a highly challenging retail environment for us and our customers.

•	Wholesaler/retailer dynamics are changing as the wholesale channel continues to consolidate and as our customers build competitive exclusive or private-label offerings. In addition, traditional wholesale distributors increasingly are investing in their own retail store distribution network.

•	Apparel markets have matured in certain geographic locations such as the United States, Japan, Canada and France due in part to demographic shifts and the existence of appealing discretionary purchase alternatives. Opportunities for major brands are increasing in rapidly growing emerging markets such as India, China, Brazil and Russia.

•	Brand and product proliferation continues around the world as companies compete with increased numbers of differentiated brands and products targeted for specific consumer and retail segments. In addition, the ways of marketing these brands are changing to new mediums, challenging the effectiveness of more mass-market approaches such as television advertising.

•	More competitors are seeking growth globally and are raising the competitiveness of the international markets in which we already have an established presence.

•	The global nature of our business exposes us to earnings volatility resulting from exchange rate fluctuations.

•	Quality low-cost sourcing alternatives continue to emerge around the world, resulting in pricing pressure and minimal barriers to entry for new competitors. In addition, these sourcing alternatives enable competitors that attract consumers with a constant flow of competitively-priced new products that reflect the newest styles and bring additional pressure on traditional wholesalers and retailers to shorten their lead-times and become more responsive to trends.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure throughout the supply chain, from manufacturer to consumer, and combine with the global economic downturn and credit crisis to create a highly challenging commercial and economic environment. We expect these factors to continue into the foreseeable future.

Our 2008 Results

Despite market conditions, our 2008 results reflect revenue stability, debt reduction, and continued investment in systems and in our business.

•	Net revenues. Our consolidated net revenues increased by 1% compared to 2007 on a reported basis, and decreased 1% on a constant currency basis. Net revenues increases, resulting primarily from increased sales from new and existing company-operated and franchisee stores reflecting strong performance of our Levis® brand, were offset by the impact of a challenging economy and a weak retail environment in the United States as well as in certain markets in our Europe and Asia Pacific regions, poor performance of our Dockers® brand, and issues encountered during the implementation and stabilization of our enterprise resource planning (“ERP”) system in the United States.

•	Operating income. Our consolidated operating margin declined in 2008 to 12% from 15% in 2007, and operating income decreased $116 million. An increase in gross margin was offset by additional SG&A expenses, reflecting the impact of a postretirement benefit plan curtailment gain recorded in 2007, and in 2008, the implementation and upgrade of our information technology systems, continued investment in the expansion of our retail network and our global Levi’s® 501® advertising campaign.

•	Net income. Net income decreased to $229 million in 2008 as compared to $460 million in the prior year primarily reflecting higher income tax expense, as in 2007 we recorded a tax benefit from a non-recurring, non-cash reversal of deferred tax asset valuation allowances totaling approximately $215 million. Net income in 2008 benefited as compared to prior year from lower interest expense and lower loss on early extinguishment of debt resulting from our debt refinancing activities in 2007.

•	Cash flows. Although $77 million lower than prior year, our operating activities provided strong cash flows of $225 million in 2008. The decrease as compared to 2007 was largely due to our lower operating income, but was partially offset by lower interest payments. Additionally, we paid a dividend of $50 million to our stockholders and reduced our debt by $95 million in 2008, while continuing to invest in systems and retail expansion.

Our Objectives

Our key objectives are to strengthen our brands globally in order to sustain profitable growth, continue to generate strong cash flow and further reduce debt. Critical strategies to achieve this include driving continued product and marketing innovation, driving sales growth through enhancing relationships with wholesale customers and expanding our dedicated store network, enhancing productivity through systems improvements, optimizing the cost of our products without sacrificing quality, and continuing our disciplined working capital management.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, except for certain foreign subsidiaries which are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2008, 2007 and 2006 consisted of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

Segments.  We revised our reporting segments effective as of the beginning of 2008 as follows: our Central and South American markets were combined with our North America region, which was renamed the Americas as a result of the change, and our Turkey, Middle East and North Africa markets were combined with our region in

Europe; all of these markets were previously managed by our Asia Pacific region. Prior-period segment disclosures contained in this Form 10-K have been revised to conform to the new presentation.

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and of direct sales to consumers at both our company-operated and online stores. It includes allowances for estimated returns, discounts, and promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

•	Cost of goods sold is primarily comprised of cost of materials, labor and manufacturing overhead, and also includes the cost of inbound freight, internal transfers, receiving and inspection at manufacturing facilities, and depreciation expense on our manufacturing facilities.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling, and other activities associated with our distribution network.

Constant currency.  Constant currency comparisons are based on translating local currency amounts in both periods at the same foreign exchange rates. We routinely evaluate our constant currency financial performance in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations

2008 compared to 2007

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 30,	November 25,
			%	2008	2007
	November 30,	November 25,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,303.1	$4,266.1	0.9%	97.8%	97.8%
Licensing revenue	97.8	94.8	3.2%	2.2%	2.2%

Net revenues	4,400.9	4,360.9	0.9%	100.0%	100.0%
Cost of goods sold	2,261.1	2,318.9	(2.5)%	51.4%	53.2%

Gross profit	2,139.8	2,042.0	4.8%	48.6%	46.8%
Selling, general and administrative expenses	1,606.5	1,386.5	15.9%	36.5%	31.8%
Restructuring charges, net	8.2	14.5	(43.0)%	0.2%	0.3%

Operating income	525.1	641.0	(18.1)%	11.9%	14.7%
Interest expense	154.1	215.7	(28.6)%	3.5%	4.9%
Loss on early extinguishment of debt	1.4	63.8	(97.8)%	—	1.5%
Other (income) expense, net	1.4	(14.1)	(109.9)%	—	(0.3)%

Income before income taxes	368.2	375.6	(2.0)%	8.4%	8.6%
Income tax expense (benefit)	138.9	(84.8)	(263.9)%	3.2%	(1.9)%

Net income	$229.3	$460.4	(50.2)%	5.2%	10.6%

Consolidated net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 30,	November 25,	As	Constant
	2008	2007	Reported	Currency
		(Dollars in millions)

Net revenues:
Americas	$2,476.4	$2,581.3	(4.1)%	(4.2)%
Europe	1,195.6	1,099.7	8.7%	0.9%
Asia Pacific	728.9	681.1	7.0%	4.9%
Corporate	—	(1.2)	—	—

Total net revenues	$4,400.9	$4,360.9	0.9%	(1.4)%

Consolidated net revenues were stable on a reported basis and decreased on a constant currency basis for the year ended November 30, 2008, as compared to the prior year. Reported amounts were affected favorably by changes in foreign currency exchange rates, particularly in Europe.

Americas.  Net revenues in our Americas region decreased in 2008 on both reported and constant currency bases. Currency affected net revenues favorably by approximately $4 million in 2008.

Net revenue declines in the region reflected a weakening retail environment. Net sales in the region decreased due to lower demand and higher sales allowances and discounts for our U.S. Dockers® brand products, the bankruptcy filings of two U.S. customers and a decline in sales of our U.S. Signature brand. Additionally, net sales decreased due to issues encountered during stabilization of an ERP system we implemented in the United States, which impacted our ability to fulfill customer orders in the second quarter. The region’s net sales decreases were partially offset by increased sales from both the addition of new and continued growth at existing company-operated retail stores and strong performance of our Levis® brand.

Europe.  Net revenues in Europe increased on both reported and constant currency bases. Currency affected net revenues favorably by approximately $85 million.

Net sales increases, primarily from new company-operated stores, partially offset declines in our wholesale channels in certain markets. The increases related primarily to increased sales of our Levi’s® Red Tabtm products.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant currency bases. Currency affected net revenues favorably by approximately $14 million.

We had mixed performance across the region. Net sales increased primarily in our emerging markets, particularly China and India, through continued expansion of our dedicated store network and stronger consumer spending. These net sales increases were offset primarily by continuing weak performance in our mature markets, primarily Japan.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
			%
	November 30,	November 25,	Increase
	2008	2007	(Decrease)
	(Dollars in millions)

Net revenues	$4,400.9	$4,360.9	0.9%
Cost of goods sold	2,261.1	2,318.9	(2.5)%

Gross profit	$2,139.8	$2,042.0	4.8%

Gross margin	48.6%	46.8%

Compared to prior year, gross profit increased in 2008 due to the favorable impact of foreign currency in our Europe region and an increase in consolidated gross margin, resulting from a more favorable sales mix, the increased contribution of net sales from company-operated stores, and lower sourcing costs. Gross margins increased for each of our regions.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 30,	November 25,
			%	2008	2007
	November 30,	November 25,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$438.9	$370.6	18.4%	10.0%	8.5%
Advertising and promotion	297.9	277.0	7.5%	6.8%	6.4%
Administration	370.2	302.0	22.6%	8.4%	6.9%
Postretirement benefit plan curtailment gains	(5.9)	(52.8)	(88.7)%	(0.1)%	(1.2)%
Other	505.4	489.7	3.2%	11.5%	11.2%

Total SG&A	$1,606.5	$1,386.5	15.9%	36.5%	31.8%

Total SG&A expenses increased $220.0 million for the year ended November 30, 2008, as compared to the prior year. Currency contributed approximately $32 million to the increase in SG&A expenses.

Selling.  Selling expenses increased across all business segments, primarily reflecting higher selling costs associated with additional company-operated stores, and an impairment charge of $16.1 million in the fourth quarter of 2008 relating to the assets of certain underperforming company-operated stores.

Advertising and promotion.  The increase in advertising and promotion expenses primarily reflects our global Levi’s® 501® campaign in the second half of the year.

Administration.  Administration expenses include corporate expenses and other administrative charges. Administration expenses increased primarily due to the additional expenses associated with our U.S. ERP implementation and stabilization efforts, higher costs reflecting various corporate initiatives, and an increase in our bad debt expense reflecting the bankruptcy filings of two U.S. customers and overall market conditions.

Postretirement benefit plan curtailment gains.  During 2008 we recorded postretirement benefit plan curtailment gains of $5.9 million primarily associated with the departure of the remaining employees who elected the voluntary separation and buyout program contained in the new labor agreement we entered into during the third quarter of 2007. During 2007, we recorded a gain of $27.5 million associated with this same voluntary separation and buyout program, as well as a $25.3 million gain associated with the closure of our Little Rock, Arkansas, distribution facility. For more information, see Notes 10 and 11 to our audited consolidated financial statements included in this report.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs increased as compared to prior year primarily due to effects of currency.

Restructuring charges, net

Restructuring charges, net, decreased to $8.2 million for the year ended November 30, 2008, from $14.5 million for the prior year. The 2008 amount primarily consisted of severance and other charges of $4.5 million recorded in association with the planned closure of our manufacturing facility in the Philippines and our distribution facility in Italy and an additional asset impairment of $4.2 million recorded for our closed distribution center in Germany. The 2007 amount primarily consisted of asset impairment of $9.0 million and severance charges of $4.3 million recorded in association with the planned closure of our distribution center in Germany. For more information, see Note 10 to our audited consolidated financial statements included in this report.

Operating income

The following table shows operating income by reporting segment and certain components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 30,		November 25,
			%	2008		2007
	November 30,	November 25,	Increase	% of Net		% of Net
	2008	2007	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$346.9	$403.2	(14.0)%	14.0%		15.6%
Europe	257.9	236.9	8.9%	21.6%		21.5%
Asia Pacific	99.5	95.3	4.5%	13.7%		14.0%

Total regional operating income	704.3	735.4	(4.2)%	16.0	%*	16.9	%*

Corporate:
Restructuring charges, net	8.2	14.5	(43.0)%	0.2	%*	0.3	%*
Postretirement benefit plan curtailment gains	(5.9)	(52.8)	(88.7)%	(0.1	)%*	(1.2	)%*
Other corporate staff costs and expenses	176.9	132.7	33.4%	4.0	%*	3.0	%*

Total corporate	179.2	94.4	89.9%	4.1	%*	2.2	%*

Total operating income	$525.1	$641.0	(18.1)%	11.9	%*	14.7	%*

Operating margin	11.9%	14.7%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes the changes in operating income by reporting segment for the year ended November 30, 2008, as compared to the prior year:

•	Americas. Operating income decreased primarily due to a decline in operating margin, as well as the decline in net revenues. Operating margin decreased as the region’s gross margin improvement was more than offset by the increase in SG&A expenses, reflecting our continued investment in retail expansion, our U.S. ERP implementation and stabilization efforts, and increased advertising and promotion expenses.

•	Europe. The increase in the region’s operating income was due to the favorable impact of currency. The region’s net sales increase was offset by an increase in SG&A expenses, primarily reflecting our continued investment in retail expansion.

•	Asia Pacific. The region’s net sales increase and the favorable impact of currency drove the slight increase in operating income. These increases were partially offset by a slight decline in operating margin, reflecting the region’s continued investment in retail and infrastructure, particularly within our emerging markets, and increased advertising and promotion expenses.

Corporate.  Corporate expense is comprised of restructuring charges, net, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs.

Other corporate staff costs and expenses increased as compared to prior year primarily due to higher costs, reflecting our global information technology investment and various other corporate initiatives, and the impairment charge related to our company-operated stores. A reduction in distribution expenses related to the separation and buyout costs of the voluntary termination of certain distribution center employees in North America was offset by a reduction in our workers’ compensation liability reversals.

Corporate expenses in 2008 and 2007 include amortization of prior service benefit of $41.4 million and $45.7 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003, and workers’ compensation reversals of $4.3 million and $8.1 million, respectively. We will continue to amortize the prior service benefit in the future. We expect our pension expense to increase by more than $30 million in 2009 as a result of the decline in the value of our pension plan assets in 2008. This increased pension expense may extend into future years if current market conditions persist.

Interest expense

Interest expense decreased 28.6% to $154.1 million for the year ended November 30, 2008, from $215.7 million in the prior year. Lower average borrowing rates and lower debt levels in 2008, resulting primarily from our refinancing and debt reduction activities in 2007, caused the decrease.

The weighted-average interest rate on average borrowings outstanding for 2008 was 8.09% as compared to 9.59% for 2007.

Loss on early extinguishment of debt

For the year ended November 30, 2008, we recorded a loss of $1.4 million on early extinguishment of debt primarily as a result of our redemption of our remaining 12.25% senior notes due 2012. For the year ended November 25, 2007, we recorded a loss of $63.8 million on early extinguishment of debt primarily as a result of our redemption of our floating rate senior notes due 2012 during the second quarter of 2007 and our repurchase of $506.2 million of the then-outstanding $525.0 million of our 12.25% senior notes due 2012 during the fourth quarter of 2007. The 2007 losses were comprised of prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses of approximately $46.7 million and the write-off of approximately $17.1 million of unamortized capitalized costs and debt discount. For more information, see Note 5 to our audited consolidated financial statements included in this report.

Other (income) expense, net

Other (income) expense, net, primarily consists of foreign exchange management activities and transactions as well as interest income. For the year ended November 30, 2008, we recorded other expense of $1.4 million compared to other income of $14.1 million for the prior year. This primarily reflects foreign currency transaction losses in 2008 as compared to gains in 2007 resulting from the weakening of the U.S. Dollar against the Japanese Yen in the fourth quarter of 2008. These losses were partially offset by gains on our forward exchange and option contracts, resulting from the appreciation of the U.S. Dollar against the Euro in the second half of 2008.

Income tax expense (benefit)

Income tax expense was $138.9 million for the year ended November 30, 2008, compared to a benefit of $84.8 million for the prior year. The effective tax rate was 37.7% for the year ended November 30, 2008, compared to a 22.6% benefit for the prior year.

The increase in the effective tax rate for 2008 as compared to 2007 was mostly attributable to a $215.3 million tax benefit from a non-recurring, non-cash reversal during the fourth quarter of 2007 of valuation allowances against our deferred tax assets primarily for foreign tax credit carryforwards. This reversal was due to improvements in our business performance and positive developments in the IRS examination of the 2000-2002 U.S. federal corporate income tax returns.

Net income

Net income decreased to $229.3 million for the year ended November 30, 2008, from $460.4 million for the prior year primarily due to the $215.3 million tax benefit recorded during 2007. The decrease in our operating income offset lower interest expense and a lower loss on early extinguishment of debt as compared to the prior year.

2007 compared to 2006

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 25,	November 26,
			%	2007	2006
	November 25,	November 26,	Increase	% of Net	% of Net
	2007	2006	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,266.1	$4,106.5	3.9%	97.8%	97.9%
Licensing revenue	94.8	86.4	9.8%	2.2%	2.1%

Net revenues	4,360.9	4,192.9	4.0%	100.0%	100.0%
Cost of goods sold	2,318.9	2,216.5	4.6%	53.2%	52.9%

Gross profit	2,042.0	1,976.4	3.3%	46.8%	47.1%
Selling, general and administrative expenses	1,386.5	1,348.6	2.8%	31.8%	32.2%
Restructuring charges, net of reversals	14.5	14.1	2.2%	0.3%	0.3%

Operating income	641.0	613.7	4.5%	14.7%	14.6%
Interest expense	215.7	250.6	(13.9)%	4.9%	6.0%
Loss on early extinguishment of debt	63.8	40.3	58.5%	1.5%	1.0%
Other income, net	(14.1)	(22.4)	(36.9)%	(0.3)%	(0.5)%

Income before income taxes	375.6	345.2	8.8%	8.6%	8.2%
Income tax (benefit) expense	(84.8)	106.2	(179.8)%	(1.9)%	2.5%

Net income	$460.4	$239.0	92.6%	10.6%	5.7%

Consolidated net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 25,	November 26,	As	Constant
	2007	2006	Reported	Currency
		(Dollars in millions)

Net revenues:
Americas	$2,581.3	$2,570.1	0.4%	0.1%
Europe	1,099.7	969.2	13.5%	3.8%
Asia Pacific	681.1	653.6	4.2%	2.9%
Corporate	(1.2)	—	—	—

Total net revenues	$4,360.9	$4,192.9	4.0%	1.4%

Consolidated net revenues increased on both reported and constant currency bases for the year ended November 25, 2007, as compared to the prior year. Reported amounts were affected favorably by changes in foreign currency exchange rates, particularly in Europe.

Americas.  On both reported and constant currency bases, net revenues in the Americas region were stable as compared to the prior year. Changes in foreign currency exchange rates did not affect net revenues significantly.

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

Administration.  Administration expenses include corporate expenses and other administrative charges. These expenses decreased as compared to prior year due to a reduction in accruals for our annual and long-term incentive compensation programs due to business performance below our internally-set objectives. Additionally, administrative expenses decreased due to the accrual in 2006 of severance and transition expenses related to changes in senior management. These decreases were partially offset by increases in other administrative expenses, primarily certain severance costs in Asia Pacific and Europe and higher costs associated with planning for our ERP implementation in the United States and our global sourcing organization in 2008.

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

Restructuring charges, net

Restructuring charges, net, increased to $14.5 million for the year ended November 25, 2007, from $14.1 million for the prior year. The 2007 amount primarily consisted of asset impairment of $9.0 million and severance charges of $4.3 million recorded in association with the planned closure of our distribution center in Germany. The 2006 amount primarily consisted of severance charges associated with the closure of our Little Rock, Arkansas, distribution center, headcount reductions in Europe and additional lease costs associated with exited facilities in the United States.

Operating income

The following table shows operating income by reporting segment and the significant components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 25,		November 26,
			%	2007		2006
	November 25,	November 26,	Increase	As% of Net		As% of Net
	2007	2006	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$403.2	$412.7	(2.3)%	15.6%		16.1%
Europe	236.9	214.2	10.6%	21.5%		22.1%
Asia Pacific	95.3	110.0	(13.4)%	14.0%		16.8%

Total regional operating income	735.4	736.9	(0.2)%	16.9	%*	17.6	%*

Corporate:
Restructuring charges, net	14.5	14.1	2.2%	0.3	%*	0.3	%*
Postretirement benefit plan curtailment gains	(52.8)	(29.0)	81.7%	(1.2	)%*	(0.7)%
Other corporate staff costs and expenses	132.7	138.1	(3.9)%	3.0	%*	3.3	%*

Total corporate	94.4	123.2	(23.4)%	2.2	%*	2.9	%*

Total operating income	$641.0	$613.7	4.5%	14.7	%*	14.6	%*

Operating Margin	14.7%	14.6%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes the changes in operating income by reporting segment for the year ended November 25, 2007, as compared to the prior year:

•	Americas. Operating income decreased primarily due to the region’s lower wholesale gross margin, which resulted primarily from higher sales allowances and discounts to clear seasonal inventories, and the decrease in net sales of our U.S. Signature brand. These decreases were partially offset by the increase in net sales of our U.S. Levi’s® brand, reflecting increased sales in our retail network, and a decrease in SG&A expenses as a percentage of net revenues, as the decrease in advertising spending more than offset increases reflecting our retail expansion and planning for our ERP implementation in 2008.

•	Europe. Operating income increased primarily due to the favorable impact of changes in foreign currency exchange rates and the region’s net revenue growth. Operating margin increased slightly as the region’s gross margin improvements were partially offset by an increase in SG&A expenses as a percentage of net revenues. This SG&A increase primarily reflected our continued investment in company-operated retail expansion and the increase in advertising.

•	Asia Pacific. Operating income decreased primarily due to the declines in net sales and gross margins in certain mature markets due primarily to higher inventory markdown activity and higher sales of closeout products. For the remainder of the region, operating income increases primarily due to increases in net sales were offset primarily by continued investment in the expansion of our dedicated store network.

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

Other income, net

Other income, net, primarily consists of foreign exchange management activities and transactions as well as interest income. For the year ended November 25, 2007, other income, net decreased to $14.1 million from $22.4 million for the prior year. The decrease primarily reflects the impact of foreign currency fluctuation, primarily the weakening of the U.S. Dollar against major foreign currencies including the Euro, the Canadian Dollar and the Japanese Yen.

Income tax (benefit) expense

Income tax (benefit) expense was $(84.8) million for the year ended November 25, 2007, compared to $106.2 million for the prior year. The effective tax rate was (22.6)% for the year ended November 25, 2007, compared to 30.8% for the prior year. The decrease in the effective tax rate for 2007 as compared to 2006 was primarily driven by a reduction in tax expense of approximately $206.8 million due primarily to the tax benefit from a non-recurring, non-cash reversal of valuation allowances of $215.3 million during the fourth quarter of 2007 against our deferred tax assets for foreign tax credit carryforwards. As a result of improvements in business performance and recent positive developments in an ongoing IRS examination, we believe that it is more likely than not that these credits will be utilized prior to their expiration. The income tax expense of $106.2 million in 2006 included a tax benefit from a non-recurring, non-cash benefit of $31.5 million relating to a reduction in the overall residual U.S. tax expected to be imposed upon a repatriation of unremitted foreign earnings attributable to a change in the ownership structure of certain of our foreign affiliates.

Net income

Net income increased to $460.4 million for year ended November 25, 2007, from $239.0 million for the prior year primarily due to the $215.3 million tax benefit recorded during 2007. Lower interest expense and the higher postretirement benefit plan curtailment gain as compared to the prior year also contributed to the increase.

Liquidity and Capital Resources

Liquidity outlook

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.

Cash sources

We are a privately-held corporation. We have historically relied primarily on cash flows from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales. Key sources of cash include earnings from operations and borrowing availability under our revolving credit facility.

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The amended facility includes a $250 million term loan tranche and a $500 million revolving tranche. The revolving tranche increases as the term loan tranche is repaid, up to a maximum of $750 million when the term loan tranche is repaid in full. Upon repayment of the term loan tranche, the secured interest in the U.S. trademarks will be released.

As of November 30, 2008, we had borrowings of $179.1 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $315.8 million, as the Company’s total availability of $410.3 million, based on collateral levels as defined by the agreement, was reduced by $94.5 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

Under the facility, we are required to meet a fixed charge coverage ratio as defined in the agreement of 1.0:1.0 when unused availability is less than $100 million. This covenant will be discontinued upon the repayment in full and termination of the trademark tranche described above and with the implementation of an unfunded availability reserve of $50 million, which implementation will reduce availability under our credit facility.

As of November 30, 2008, we had cash and cash equivalents totaling $210.8 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $526.6 million.

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

The following table presents selected cash uses in 2008 and the related projected cash requirements for these items in 2009:

		Projected Cash
	Cash Used in	Requirements in
	2008	2009
	(Dollars in millions)

Interest	$154	$144
Federal, foreign and state taxes (net of refunds)	63	77
Postretirement health benefit plans	23	21
Capital expenditures(1)	80	88
Pension plans	18	16
Dividend(2)	50	—

Total selected cash requirements	$388	$346

(1)	Capital expenditures for 2008 consisted primarily of investment in company-operated retail stores in the Americas and Europe and costs associated with system investments including our ERP implementation. The increase in projected capital expenditures in 2009 primarily reflects costs associated with information technology systems.

(2)	Dividend paid in the second quarter of 2008. We may elect to declare and pay cash dividends in the future at the discretion of our board of directors and depending upon our financial condition and compliance with the terms of our debt agreements.

The following table provides information about our significant cash contractual obligations and commitments as of November 30, 2008:

	Payments Due or Projected by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in millions)

Contractual and Long-term Liabilities:
Short-term and long-term debt obligations(1)	$1,853	$91	$—	$—	$108	$325	$1,329
Interest(2)	818	144	129	131	130	109	175
Capital lease obligations	8	2	2	1	3	—	—
Operating leases(3)	506	96	94	87	73	43	113
Purchase obligations(4)	362	339	16	7	—	—	—
Postretirement obligations(5)	158	21	20	19	18	17	63
Pension obligations(6)	480	16	25	92	95	54	198
Long-term employee related benefits(7)	114	27	17	22	17	16	15

Total	$4,299	$736	$303	$359	$444	$564	$1,893

(1)	The terms of the trademark tranche of our credit facility require amortization payments of $71 million for 2009 with the remaining balance due at maturity in 2012. Additionally, the 2009 amount includes short-term borrowings.

(2)	Interest obligations are computed using constant interest rates until maturity. The LIBOR rate as of November 30, 2008, was used for variable-rate debt.

(3)	Amounts reflect contractual obligations relating to our existing leased facilities as of November 30, 2008, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 — Properties.”

(4)	Amounts reflect estimated commitments of $289 million for inventory purchases and $73 million for human resources, advertising, information technology and other professional services.

(5)	The amounts presented in the table represent an estimate of our projected payments for the next ten years based on information provided by our plans’ actuaries. Our policy is to fund postretirement benefits as claims and premiums are paid. For more information, see Note 11 to our audited consolidated financial statements included in this report.

(6)	The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans’ actuaries. For U.S qualified plans, these estimates comply with minimum funded status and minimum required contributions under the Pension Protection Act. The expected increase in 2011 and 2012 is due to the reduction of the fair value of plan assets in the Company’s U.S. pension plans at November 30, 2008, however actual contributions may differ from those presented based on factors including changes in interest rates and the valuation of pension assets. For more information, see Note 11 to our audited consolidated financial statements included in this report.

(7)	Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements, liabilities for long-term incentive plans and workers’ compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 15 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our income tax liabilities associated with uncertain tax positions, as we are unable to make reasonable estimates for the periods in which these liabilities may become due. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.

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

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in millions)

Cash provided by operating activities	$224.8	$302.3	$261.9
Cash used for investing activities	(26.8)	(107.3)	(69.6)
Cash used for financing activities	(135.5)	(325.5)	(155.2)
Cash and cash equivalents	210.8	155.9	279.5

2008 as compared to 2007

Cash flows from operating activities

Cash provided by operating activities was $224.8 million for 2008, as compared to $302.3 million for 2007. The decrease, primarily due to our lower operating income, was partially offset by several factors including: lower interest payments; higher cash collections on receivables, reflecting later timing of sales in the fourth quarter of 2007 as compared to the fourth quarter of 2006; and lower incentive compensation payments. Additionally, we used more cash for inventory in 2008 due to commencing the year with a lower inventory base as compared to prior year.

Cash flows from investing activities

Cash used for investing activities was $26.8 million for 2008 compared to $107.3 million for 2007. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with our global ERP installation. Additionally, in 2008 we realized gains on the settlement of our forward exchange contracts, reflecting the appreciation of the U.S. Dollar against the Euro in the second half of 2008, as compared to realized losses in 2007, reflecting the weakening of the U.S. Dollar against major foreign currencies including the Euro, the Canadian Dollar and the Japanese Yen.

Cash flows from financing activities

Cash used for financing activities was $135.5 million for 2008 compared to $325.5 million for 2007. Cash used for financing activities in 2008 primarily reflects $70.9 million of required payments on the term loan tranche of our senior secured revolving credit facility, our redemption in March 2008 of our remaining $18.8 million outstanding 12.25% senior notes due 2012 and our $50.0 million dividend payment to stockholders in the second quarter. Cash used for financing activities in 2007 primarily reflects our redemption in April 2007 of all of our floating rate notes due 2012 through borrowings under a new senior unsecured term loan and use of cash on hand, and the repurchase in October 2007 of over 95% of our outstanding 12.25% senior notes due 2012 through borrowings under an amended and restated senior secured revolving credit facility and use of cash on hand.

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

Cash flows from investing activities

Cash used for investing activities was $107.3 million for 2007 compared to $69.6 million for 2006. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with the ERP installation in our Asia Pacific region and, with respect to the 2007 period, the United States and our global sourcing organization.

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

Indebtedness

We had fixed-rate debt of approximately $1.4 billion (73% of total debt) and variable-rate debt of approximately $0.5 billion (27% of total debt) as of November 30, 2008. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate debt payments are $91.2 million in 2009, $108.3 million in 2012, $324.5 million in 2013 and the remaining $1.3 billion in years after 2013.

Effective May 1, 2008, in order to mitigate a portion of our interest rate risk, we entered into a $100 million interest rate swap agreement to pay a fixed-rate interest of approximately 3.2% and receive 3-month LIBOR variable rate interest payments quarterly through May 2010.

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

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off-balance sheet arrangements and other.  We have contractual commitments for non-cancelable operating leases. For more information, see Note 7 to our audited consolidated financial statements included in this report. We have no other material non-cancelable guarantees or commitments, and no material special-purpose entities or other off-balance sheet debt obligations.

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

Critical Accounting Policies, Assumptions and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on newly available information, or different assumptions or conditions, may affect amounts reported in future periods.

We summarize our critical accounting policies below.

Revenue recognition.  Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores. We recognize revenue on sale of product when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of our trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

We recognize allowances for estimated returns in the period in which the related sale is recorded. We recognize allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. We estimate non-volume based allowances based on historical rates as well as customer and product-specific circumstances. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances. Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income.

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

Income tax assets and liabilities.  We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

We provide for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future. We do not provide for income taxes with respect to basis differences, consisting primarily of undistributed foreign earnings, related to investments in certain foreign subsidiaries, which are considered to be permanently reinvested and therefore are not expected to reverse in the foreseeable future, as we plan to utilize these earnings to finance the expansion and operating requirements of these subsidiaries.

We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.

Derivative and foreign exchange management activities  We recognize all derivatives as assets and liabilities at their fair values. We may use derivatives and establish programs from time to time to manage foreign currency and interest rate exposures that are sensitive to changes in market conditions. The instruments that qualify for hedge accounting hedge our net investment position in certain of our foreign subsidiaries and through the first quarter of 2007 certain intercompany royalty cash flows. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other (income) expense, net” in our consolidated statements of income. The gains and losses on the instruments that qualify for hedge accounting treatment are recorded in “Accumulated other comprehensive income (loss)” in our consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense, net” or “Interest expense” in our consolidated statements of income to reflect the economic risk being mitigated.

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

We recognize either an asset or liability for any plan’s funded status in our consolidated balance sheets in accordance with Statement of Financial Accounting Standard (“SFAS”) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). (“SFAS 158”). We measure changes in funded status using actuarial models in accordance with SFAS 87, “Employers’ Accounting for Pension Plans,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. These models use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our pension plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.

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

Employee incentive compensation.  We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. For our short-term plans, the amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Our long-term plans are intended to reward management for its long-term impact on our total earnings performance. Performance is measured at the end of a three-year period based on our performance over the period measured against certain pre-established targets such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) or compound annual growth rates over the periods. We accrue the related compensation expense over the period of the plan, and changes in the liabilities for these incentive plans generally correlate with our financial results and projected future financial performance and could have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

See Note 1 to our audited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and expected impact to our consolidated financial statements upon adoption.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	our ability to withstand challenges of the tightening credit environment and general economic conditions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	changes in the level of consumer spending for apparel in view of general economic conditions;

•	our ability to develop or sustain improvements in our emerging markets and retail channels and to address challenges in certain of our mature markets, our Dockers® brand and our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ shift in product mix in all channels of distribution, including the mass channel;

•	our dependence on key distribution channels, customers and suppliers;

•	consequences of consolidations or disrupted business involving our wholesale customers, caused by factors such as tightening credit conditions, weak consumer confidence, and mergers and acquisitions;

•	our ability to effectively shift to a more premium market position worldwide;

•	our ability to implement, stabilize and optimize our ERP system throughout our business without further disruption or to mitigate any existing or new disruptions;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	changing U.S. and international retail environments and fashion trends;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political or financial instability in countries where our products are manufactured.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Credit Availability Risk

We manage cash and cash equivalents in various institutions at levels beyond FDIC coverage limits, and we purchase investments not guaranteed by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. To mitigate this risk our investment policy emphasizes preservation of principal and liquidity.

Multiple financial institutions are committed to provide loans and other credit instruments under our secured revolving credit facility. There may be a risk that some of these institutions cannot deliver against these obligations in a timely manner, or at all.

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

We use a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we may enter into various financial instruments including forward exchange and option contracts to hedge certain forecasted transactions as well as certain firm commitments, including third-party and intercompany transactions. We manage the currency risk associated with certain cash flows periodically and only partially manage the timing mismatch between our forecasted exposures and the related financial instruments used to mitigate the currency risk.

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

We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 30, 2008, we had U.S. dollar forward currency contracts to buy $559.8 million and to sell $179.4 million against various foreign currencies. We also had Euro forward currency contracts to sell 14.5 million Euros ($18.6 million equivalent) against the British Pound. These contracts are at various exchange rates and expire at various dates through March 2010.

As of November 25, 2007, we had U.S. dollar forward currency contracts to buy $622.1 million and to sell $293.6 million against various foreign currencies. We also had Euro forward currency contracts to buy 8.3 million Euros ($12.3 million equivalent) against the Norwegian Krone and Swedish Krona. These contracts were at various exchange rates and expired at various dates through December 2008.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 30, 2008, and November 25, 2007. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the total net position outstanding as of the stated date. A positive notional amount represents a long position in U.S. dollar versus the exposure currency, while a negative notional amount represents a short position in U.S. dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. All amounts are stated in U.S. dollar equivalents. All transactions will mature before the end of March 2010.

Outstanding Forward and Swap Transactions

	As of November 30, 2008			As of November 25, 2007
	Average Forward	Notional	Fair	Average Forward	Notional	Fair
	Exchange Rate	Amount	Value	Exchange Rate	Amount	Value
	(Dollars in thousands)

Currency
Australian Dollar	0.65	$37,576	$(231)	0.88	$45,271	$841
Canadian Dollar	1.18	63,065	2,352	0.99	51,533	(257)
Swiss Franc	1.20	(6,010)	(4)	1.10	(27,092)	(338)
Czech Koruna	19.86	1,849	(26)	—	—	—
Danish Krona	5.81	21,586	(53)	5.03	23,722	99
Euro	1.31	209,976	4,255	1.43	158,649	(4,710)
British Pound	1.63	4,305	2,289	2.01	48,165	(995)
Hong Kong Dollar	7.75	173	—	7.77	16	—
Hungarian Forint	202.76	(32,589)	(970)	175.46	(30,425)	(33)
Japanese Yen	97.97	2,828	(3,134)	110.42	(16,115)	(1,417)
Korean Won	1,107.22	(5,123)	(1,799)	915.52	4,805	92
Mexican Peso	13.10	12,054	945	11.08	15,077	119
Norwegian Krona	6.84	20,422	329	5.45	25,254	113
New Zealand Dollar	0.54	(6,968)	180	0.75	(8,510)	210
Polish Zloty	2.85	(22,137)	(638)	2.52	(23,575)	136
Swedish Krona	7.89	63,710	1,086	6.29	84,160	(41)
Singapore Dollar	1.46	(29,847)	(758)	1.44	(32,313)	112
Taiwan Dollar	32.45	21,484	453	31.86	22,223	(184)
South African Rand	8.77	5,473	710	—	—	—

Total		$361,827	$4,986		$340,845	$(6,253)

Interest rate risk

We maintain a mix of medium and long-term fixed- and variable-rate debt. We currently manage a portion of our interest rate risk by holding a $100 million interest rate swap derivative to pay fixed rate interest of approximately 3.2% and receive 3-month LIBOR variable interest payments through May 2010.

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

	As of November 30, 2008							As of
	Expected Maturity Date						Fair	November 25,
		2010-					Value	2007
	2009(1)	2011	2012	2013	Thereafter	Total	2008(3)	Total
	(Dollars in thousands)

Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$796,210	$796,210	$477,583	$818,764
Average Interest Rate	—	—	—	—	9.37%	9.37%
Fixed Rate (Yen 20 billion)	—	—	—	—	209,886	209,886	86,788	184,689
Average Interest Rate	—	—	—	—	4.25%	4.25%
Fixed Rate (Euro 250 million)	—	—	—	321,625	—	321,625	151,900	370,375
Average Interest Rate	—	—	—	8.63%	—	8.63%
Variable Rate (US$)	70,875	—	108,250	—	325,000	504,125	353,610	575,000
Average Interest Rate(2)	5.62%	—	5.62%	—	3.66%	4.36%
Total Principal (face amount) of our debt instruments	$70,875	$—	$108,250	$321,625	$1,331,096	$1,831,846	$1,069,881	$1,948,828

(1)	Excludes short-term borrowings.

(2)	Assumes no change in short-term interest rates. Expected maturities due 2009 and 2012 relate to the trademark tranche of our senior revolving credit facility. Amounts maturing thereafter relate to our Senior Term Loan due 2014.

(3)	The fair value of our long-term debt, as compared to its carrying value, has declined significantly in 2008, primarily due to changes in overall capital market conditions as demonstrated by lower liquidity in the markets, increases in credit spread, and decreases in bank lending activities, which result in investors moving from high yield securities to lower yield investment grade or U.S. Treasury securities in efforts to preserve capital.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 30, 2008 and November 25, 2007, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) for each of the two years in the period ended November 30, 2008, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined pension and other postretirement plans effective November 25, 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

PricewaterhouseCoopers LLP

San Francisco, CA
February 9, 2009

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Levi Strauss & Co.:

We have audited the accompanying consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows of Levi Strauss & Co. and subsidiaries for year ended November 26, 2006. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement Schedule II for the same period. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Levi Strauss & Co. and subsidiaries for the year ended November 26, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II for the year ended November 26, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, California
February 12, 2007, except as to the 2006
data in Note 20, which is as of February 9, 2009

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 25,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$210,812	$155,914
Restricted cash	2,664	1,871
Trade receivables, net of allowance for doubtful accounts of $16,886 and $14,805	546,474	607,035
Inventories:
Raw materials	15,895	17,784
Work-in-process	8,867	14,815
Finished goods	517,912	483,265

Total inventories	542,674	515,864
Deferred tax assets, net	114,123	133,180
Other current assets	88,527	75,647

Total current assets	1,505,274	1,489,511
Property, plant and equipment, net of accumulated depreciation of $596,967 and $605,859	411,908	447,340
Goodwill	204,663	206,486
Other intangible assets, net	42,774	42,775
Non-current deferred tax assets, net	526,069	511,128
Other assets	86,187	153,426

Total assets	$2,776,875	$2,850,666

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$20,339	$10,339
Current maturities of long-term debt	70,875	70,875
Current maturities of capital leases	1,623	2,701
Accounts payable	203,207	243,630
Restructuring liabilities	2,428	8,783
Other accrued liabilities	251,720	248,159
Accrued salaries, wages and employee benefits	194,289	218,325
Accrued interest payable	29,240	30,023
Accrued income taxes	17,909	9,420

Total current liabilities	791,630	842,255
Long-term debt	1,761,993	1,879,192
Long-term capital leases	6,183	5,476
Postretirement medical benefits	130,223	157,447
Pension liability	240,701	147,417
Long-term employee related benefits	87,704	113,710
Long-term income tax liabilities	42,794	35,122
Other long-term liabilities	46,590	48,123
Minority interest	17,982	15,833

Total liabilities	3,125,800	3,244,575

Commitments and contingencies (Note 7)
Temporary equity	592	4,120

Stockholders’ Deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	53,057	92,650
Accumulated deficit	(275,032)	(499,093)
Accumulated other comprehensive income (loss)	(127,915)	8,041

Total stockholders’ deficit	(349,517)	(398,029)

Total liabilities, temporary equity and stockholders’ deficit	$2,776,875	$2,850,666

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

Net sales	$4,303,075	$4,266,108	$4,106,572
Licensing revenue	97,839	94,821	86,375

Net revenues	4,400,914	4,360,929	4,192,947
Cost of goods sold	2,261,112	2,318,883	2,216,562

Gross profit	2,139,802	2,042,046	1,976,385
Selling, general and administrative expenses	1,606,482	1,386,547	1,348,577
Restructuring charges, net	8,248	14,458	14,149

Operating income	525,072	641,041	613,659
Interest expense	154,086	215,715	250,637
Loss on early extinguishment of debt	1,417	63,838	40,278
Other (income) expense, net	1,400	(14,138)	(22,418)

Income before income taxes	368,169	375,626	345,162
Income tax expense (benefit)	138,884	(84,759)	106,159

Net income	$229,285	$460,385	$239,003

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income (Loss)	Deficit
	(Dollars in thousands)

Balance at November 27, 2005	$373	$88,808	$(1,198,481)	$(112,785)	$(1,222,085)

Net income	—	—	239,003	—	239,003
Other comprehensive loss (net of tax) (Note 17)	—	—	—	(11,994)	(11,994)

Total comprehensive income	—	—	—	—	227,009

Stock-based compensation (net of $1,956 temporary equity)	—	1,029	—	—	1,029

Balance at November 26, 2006	373	89,837	(959,478)	(124,779)	(994,047)

Net income	—	—	460,385	—	460,385
Other comprehensive income (net of tax) (Note 17)	—	—	—	60,015	60,015

Total comprehensive income	—	—	—	—	520,400

Adjustment to initially apply FASB Statement No. 158	—	—	—	72,805	72,805
Stock-based compensation (net of $4,120 temporary equity)	—	2,813	—	—	2,813

Balance at November 25, 2007	373	92,650	(499,093)	8,041	(398,029)

Net income	—	—	229,285	—	229,285
Other comprehensive loss (net of tax) (Note 17)	—	—	—	(135,956)	(135,956)

Total comprehensive income	—	—	—	—	93,329

Cumulative impact of FASB Interpretation 48 adoption	—	—	(5,224)	—	(5,224)
Stock-based compensation (net of $592 temporary equity)	—	10,360	—	—	10,360
Cash dividend paid (Note 16)	—	(49,953)	—	—	(49,953)

Balance at November 30, 2008	$373	$53,057	$(275,032)	$(127,915)	$(349,517)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net income	$229,285	$460,385	$239,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,983	67,514	62,249
Asset impairments	20,308	9,070	—
Loss (gain) on disposal of property, plant and equipment	40	444	(6,218)
Unrealized foreign exchange losses (gains)	50,736	(7,186)	(16,826)
Realized (gain) loss on settlement of foreign currency contracts not designated for hedge accounting	(53,499)	16,137	—
Employee benefit plans’ amortization from accumulated other comprehensive loss	(35,995)	—	—
Postretirement benefit plan curtailment gains	(5,944)	(52,763)	(29,041)
Write-off of unamortized costs associated with early extinguishment of debt	394	17,166	17,264
Amortization of deferred debt issuance costs	4,007	5,192	8,254
Stock-based compensation	6,832	4,977	2,985
Allowance for doubtful accounts	10,376	615	(1,021)
Deferred income taxes	75,827	(150,079)	39,452
Change in operating assets and liabilities:
Trade receivables	61,707	(18,071)	46,572
Inventories	(21,777)	40,422	(6,095)
Other current assets	(25,400)	19,235	(3,254)
Other non-current assets	(16,773)	(10,598)	1,730
Accounts payable and other accrued liabilities	(93,012)	16,168	18,536
Income tax liabilities	3,923	9,527	(14,918)
Restructuring liabilities	(7,376)	(8,134)	(2,855)
Accrued salaries, wages and employee benefits	(29,784)	(87,843)	(41,433)
Long-term employee related benefits	(35,112)	(32,634)	(55,655)
Other long-term liabilities	6,922	1,973	3,847
Other, net	1,141	754	(696)

Net cash provided by operating activities	224,809	302,271	261,880

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(80,350)	(92,519)	(77,080)
Proceeds from sale of property, plant and equipment	995	3,881	9,139
Proceeds (payments) on settlement of foreign currency contracts not designated for hedge accounting	53,499	(16,137)	—
Acquisition of retail stores	(959)	(2,502)	(1,656)

Net cash used for investing activities	(26,815)	(107,277)	(69,597)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	669,006	475,690
Repayments of long-term debt and capital leases	(94,904)	(984,333)	(620,146)
Short-term borrowings, net	12,181	(1,711)	(63)
Debt issuance costs	(446)	(5,297)	(12,176)
Restricted cash	(1,224)	(58)	1,467
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(1,114)	(3,141)	—
Dividend to stockholders	(49,953)	—	—

Net cash used for financing activities	(135,460)	(325,534)	(155,228)

Effect of exchange rate changes on cash and cash equivalents	(7,636)	6,953	2,862

Net increase (decrease) in cash and cash equivalents	54,898	(123,587)	39,917
Beginning cash and cash equivalents	155,914	279,501	239,584

Ending cash and cash equivalents	$210,812	$155,914	$279,501

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$154,103	$237,017	$229,789
Income taxes	63,107	52,275	83,492

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

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

The Company’s fiscal year ends on the last Sunday of November in each year, except for certain foreign subsidiaries which are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2008, 2007 and 2006 consisted of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years. Certain reclassifications have been made to prior year amounts to reflect the current year presentation due to the change in the Company’s reporting segments; for further information, see Note 20.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at fair value.

Restricted Cash

Restricted cash primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations.

Accounts Receivable, Net

In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, which includes receivables related to the Company’s net sales and licensing revenues, are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on historic trends, customer-specific circumstances, and an evaluation of economic conditions.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Inventory Valuation

The Company values inventories at the lower of cost or market value. Inventory cost is generally determined using the first-in first-out method. The Company includes product costs, labor, sourcing costs, inbound freight, internal transfers, and receiving and inspection at manufacturing facilities in the cost of inventories. The Company estimates quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company determines inventory market values by estimating expected selling prices based on the Company’s historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.

Income Tax Assets and Liabilities

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company’s management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

The Company provides for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future. The Company does not provide for income taxes with respect to basis differences, consisting primarily of undistributed foreign earnings related to investments in certain foreign subsidiaries that are considered to be permanently reinvested and therefore are not expected to reverse in the foreseeable future, as the Company plans to utilize these earnings to finance the expansion and operating requirements of these subsidiaries.

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

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is depreciated over periods ranging from three to seven years.

Goodwill and Other Intangible Assets

Goodwill resulted primarily from a 1985 acquisition of LS&CO. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996. Goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Intangible assets are primarily comprised of owned trademarks with indefinite useful lives which are not being amortized, but which are subject to an annual impairment assessment. The Company’s remaining intangible asset, which is immaterial, is amortized over an estimated useful life of ten years.

Impairment

In the Company’s annual impairment tests of goodwill and other non-amortized intangible assets, the Company uses a two-step approach. In the first step, the Company compares the carrying value of the applicable reporting unit to its fair value, which the Company estimates using a combination of discounted cash flow analysis or comparison with the market values of companies that are publicly traded. If the carrying amount of the reporting unit exceeds its estimated fair value, the Company performs the second step, and determines the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.

The Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

To determine the fair value of impaired assets, the Company utilizes the valuation technique or techniques deemed most appropriate based on the nature of the impaired asset, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

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

Restructuring Liabilities

Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring liabilities in compliance with Statement of Financial Accounting Standard (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. The long-term portion of restructuring liabilities is included in “Other long-term liabilities” in the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Deferred Rent

The Company is obligated under operating leases of property for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. Rental expense relating to operating leases are recognized on a straight-line basis over the lease term after consideration of lease incentives and scheduled rent escalations beginning as of the date the Company takes physical possession or control of the property. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities included in “Other accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 30, 2008, and November 25, 2007.

The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The Company has estimated the fair value of its other financial instruments using the market and income approaches. Rabbi trust assets, foreign currency forward contracts and the interest rate swap contract are carried at their fair values. Notes, loans and borrowings under the Company’s credit facilities are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

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

Pension benefits are primarily paid through trusts funded by the Company. The Company pays postretirement benefits to the healthcare service providers on behalf of the plan’s participants. The Company’s postretirement benefit plan provides a benefit to retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Part D”) and thus, the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

U.S. government provides a federal subsidy to the plan. Accordingly, the net periodic postretirement benefit cost was reduced to reflect the impact of the federal subsidy.

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

Under the provisions of SFAS 123R, the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company’s common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. Expected life is computed using the simplified method permitted under SAB 110. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. No dividends are assumed.

Due to the job function of the award recipients, the Company has included stock-based compensation cost in “Selling, general and administrative expenses” in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

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

Derivative Financial Instruments and Hedging Activities

The Company recognizes all derivatives as assets and liabilities at their fair values. The Company may use derivatives and establish programs from time to time to manage foreign currency and interest rate exposures that are sensitive to changes in market conditions. The instruments that qualify for hedge accounting hedge the Company’s net investment position in certain of its foreign subsidiaries and through the first quarter of 2007 certain intercompany royalty cash flows. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other (income) expense, net” in the Company’s consolidated statements of income. The gains and losses on the instruments that qualify for hedge accounting treatment are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that do not qualify for hedge accounting are recorded in “Other (income) expense, net” or “Interest expense” in the Company’s consolidated statements of income to reflect the economic risk being mitigated.

Foreign Currency

The functional currency for most of the Company’s foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates, income and expenses are translated at average monthly exchange rates, and equity accounts are translated at historical rates. Net changes resulting from such translations are recorded as a component of translation adjustments in “Accumulated other comprehensive income (loss)” in the Company’s consolidated balance sheets.

The U.S. dollar is the functional currency for foreign operations in countries with highly inflationary economies. The translation adjustments for these entities, as applicable, are included in “Other (income) expense, net” in the Company’s consolidated statements of income.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the current exchange rate. Gains or losses arising from the remeasurement of these balances are recorded in “Other (income) expense, net” in the Company’s consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains and losses are recorded in “Other (income) expense, net” in the Company’s consolidated statements of income to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded or remeasured at the balance sheet date.

Minority Interest

Minority interest includes a 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company’s Japanese affiliate.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

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

Revenue Recognition

Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at the Company’s company-operated stores. The Company recognizes revenue on sale of product when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is reasonably assured. The revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of the Company’s trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

The Company recognizes allowances for estimated returns in the period in which the related sale is recorded. The Company recognizes allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. The Company estimates non-volume based allowances based on historical rates as well as customer and product-specific circumstances. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances. Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the consolidated statements of income.

Net sales to the Company’s ten largest customers totaled approximately 37%, 42% and 42% of net revenues for 2008, 2007 and 2006, respectively. No customer represented 10% or more of net revenues in any year.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor, sourcing costs, inbound freight, internal transfers, receiving and inspection at manufacturing facilities, and depreciation expense on the Company’s manufacturing facilities. Cost of goods sold excludes depreciation expense on the Company’s other facilities. Costs relating to the Company’s licensing activities are included in “Selling, general and administrative expenses” in the consolidated statements of income; such costs are insignificant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include all occupancy costs associated with company-operated stores. The Company expenses advertising costs as incurred. For 2008, 2007 and 2006, total advertising expense was $297.9 million, $277.0 million and $285.3 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $215.8 million, $225.2 million and $204.6 million for 2008, 2007 and 2006, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2009

•	In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” The FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” and in October 2008, FSP FAS 157-3 “Determining the Fair value of a Financial Asset When the Market for That Asset Is Not Active” (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements to require a three-level hierarchical classification of the inputs used in measuring fair value. The assignment within the hierarchy to Level 1, Level 2 or Level 3 depends on the level of observability and judgment associated with the inputs being used. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in 2008 with no material impact to the consolidated financial statements but with additional required consolidated financial statement footnote disclosures. The Company does not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

•	In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

Second Quarter of 2009

•	In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”, and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, to require public entities to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

First Quarter of 2010

•	In December 2007 the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

•	In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

•	In December 2007 the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In June 2008 the FASB issued EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principal. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

•	In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Fourth Quarter of 2010

•	In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The Company anticipates that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

NOTE 2:	INCOME TAXES

The Company’s income tax (benefit) expense was $138.9 million, $(84.8) million and $106.2 million for fiscal years 2008, 2007 and 2006, respectively. The Company’s effective tax rate was 37.7%, (22.6)% and 30.8% for fiscal years 2008, 2007 and 2006, respectively.

The increase in the effective tax rate for 2008 as compared to 2007 was mostly attributable to the recognition in 2007 of a tax benefit resulting from a non-recurring reversal of valuation allowances against the Company’s deferred tax assets for foreign tax credit carryforwards, primarily reflecting the Company’s expectations about future recoverability due to improvements in business performance and developments in the IRS examination of the 2000-2002 U.S. federal corporate income tax returns. In connection with the IRS examination, during the fourth quarter of 2007, the Company agreed to an adjustment relating to the prepayment of royalties from its European affiliates which, along with current year operating income, contributed to the full utilization of the Company’s U.S. federal net operating loss carryforward as of November 25, 2007. This net operating loss carryforward had been a significant piece of negative evidence that impaired the Company’s ability to utilize foreign tax credits in prior periods. As a result of these developments, during the fourth quarter of 2007, the Company concluded it was more likely than not its foreign tax credits will be utilized prior to expiration resulting in a non-recurring, non-cash reduction in tax expense of $215.3 million.

The decline in the effective tax rate from 2006 to 2007 was primarily due to the 2007 reversal of valuation allowances against the Company’s deferred tax assets for foreign tax credit carryforwards, as explained above.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The U.S. and foreign components of income before taxes were as follows:

	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

Domestic	$196,879	$210,770	$160,761
Foreign	171,290	164,856	184,401

Total income before taxes	$368,169	$375,626	$345,162

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

U.S. Federal
Current	$10,333	$15,292	$21,471
Deferred	77,706	(156,647)	69,128

	88,039	(141,355)	90,599

U.S. State
Current	2,322	3,676	20
Deferred	6,507	745	(12,905)

	8,829	4,421	(12,885)

Foreign
Current	50,402	46,352	45,216
Deferred	(8,386)	5,823	(16,771)

	42,016	52,175	28,445

Consolidated
Current	63,057	65,320	66,707
Deferred	75,827	(150,079)	39,452

Total income tax (benefit) expense	$138,884	$(84,759)	$106,159

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The Company’s income tax (benefit) expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before taxes as follows:

	Year Ended
	November 30,		November 25,		November 26,
	2008		2007		2006
	(Dollars in thousands)

Income tax expense at U.S. federal statutory rate	$128,859	35.0%	$131,470	35.0%	$120,807	35.0%
State income taxes, net of U.S. federal impact	6,248	1.7%	2,354	0.6%	7,433	2.2%
Change in valuation allowance	(1,768)	(0.5)%	(206,830)	(55.1)%	(28,729)	(8.3)%
Impact of foreign operations	3,647	1.0%	(21,946)	(5.8)%	7,899	2.3%
Reassessment of tax liabilities due to change in estimate	1,533	0.4%	10,813	2.9%	(1,649)	(0.5)%
Other, including non-deductible expenses	365	0.1%	(620)	(0.2)%	398	0.1%

Total	$138,884	37.7%	$(84,759)	(22.6)%	$106,159	30.8%

State income taxes, net of U.S. federal impact.  This item primarily reflects the current and deferred state income tax expense, net of related federal benefit. The impact of this item on the annual effective tax rate increased in 2008 from 2007 primarily due to the recognition in 2007 of a non-recurring, non-cash tax benefit of $6.3 million resulting from the Company’s election to change the filing methodology of its California state income tax return.

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

The following table details the changes in valuation allowance during the year ended November 30, 2008:

	Valuation			Valuation
	Allowance at	Changes in Related		Allowance at
	November 25,	Gross Deferred Tax	Charge /	November 30,
	2007	Asset	(Release)	2008
	(Dollars in thousands)

U.S. state net operating loss carryforwards	$1,130	$707	$—	$1,837
Foreign net operating loss carrryforwards and other foreign deferred tax assets	72,466	(13,842)	(1,768)	56,856

	$73,596	$(13,135)	$(1,768)	$58,693

The $14.9 million net decrease in the total valuation allowance during 2008 includes a $13.1 million net decrease relating primarily to changes in underlying gross foreign deferred taxes, and a $1.8 million release in valuation allowance primarily due to changes in judgment regarding the recoverability of certain foreign deferred tax assets in future periods as a result of business improvements in certain jurisdictions outside the United States.

In 2007, the $206.8 million net release of valuation allowance was driven by a reversal of $215.3 million relating to foreign tax credit carryforwards, partially offset by a net charge of $8.5 million primarily relating to foreign net operating loss carryforwards and other foreign deferred tax assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

In 2006, the $28.7 million net release of valuation allowance primarily related to benefits associated with state net operating loss carryforwards in the United States and to certain foreign net operating loss carryforwards.

Impact of foreign operations.  The $3.6 million expense in 2008 primarily reflects the impact of the taxation of foreign profits in jurisdictions with rates that differ from the U.S. federal statutory rate and additional U.S. income tax imposed upon distributions of foreign earnings. In 2008, the Company’s effective income tax rate was not materially impacted by the Company’s foreign operations due to the Company’s ability to utilize foreign tax credits.

In 2007, the $21.9 million benefit arose as the 2007 foreign profits were subject to an average rate of tax below the U.S. statutory rate of 35%; primarily due to a change in the Company’s expectation regarding its ability to utilize foreign tax credit carryforwards prior to expiration, no additional U.S. tax expense was incurred relating to the expected future repatriation of these earnings.

The $7.9 million expense in 2006 primarily reflected an accrual for additional U.S. residual income tax due to 2006 operating results, partially offset by a non-recurring, non-cash benefit of $31.5 million relating to a modification of the ownership structure of certain foreign subsidiaries.

Reassessment of liabilities due to change in estimate.  In 2008, the $1.5 million net expense primarily relates to changes in the Company’s estimate of its prior year uncertain tax positions as a result of additional information obtained from transfer pricing studies conducted during the year. In 2007, the $10.8 million expense is attributable to revision of both current and prior year contingent tax liabilities, comprised of a net increase in foreign contingent tax liabilities of $7.5 million primarily relating to transfer pricing issues and a net increase in U.S. federal and state contingent tax liabilities of $3.3 million. In 2006, the $1.6 million net benefit includes benefits primarily relating to favorable state audit settlements, partially offset by additional tax expense resulting from a net increase in foreign contingent tax liabilities.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The Company’s deferred tax assets and deferred tax liabilities were as follows:

	November 30,	November 25,
	2008	2007
	(Dollars in thousands)

Deferred tax assets (liabilities):
Additional U.S. tax on unremitted foreign earnings	$—	$(4,372)
Foreign tax credit carryforwards	246,021	284,412
State net operating loss carryforwards	14,296	17,441
Foreign net operating loss carryforwards	77,705	89,176
Employee compensation and benefit plans	238,939	183,900
Restructuring and special charges	14,370	15,614
Sales returns and allowances	34,494	37,997
Inventory	4,680	18,025
Property, plant and equipment	13,562	11,769
Unrealized gains/losses on investments	10,058	24,875
Other	44,760	39,067

Total gross deferred tax assets	698,885	717,904
Less: Valuation allowance	(58,693)	(73,596)

Total net deferred tax assets	$640,192	$644,308

Current
Deferred tax assets	$115,954	$136,778
Valuation allowance	(1,831)	(3,598)

Total current deferred tax assets	$114,123	$133,180

Long-term
Deferred tax assets	$582,931	$581,126
Valuation allowance	(56,862)	(69,998)

Total long-term deferred tax assets	$526,069	$511,128

Additional U.S. tax on unremitted foreign earnings.  The Company provides for income taxes with respect to temporary differences between the book and tax bases of foreign investments that are expected to reverse in the foreseeable future, but at November 30, 2008, the Company had no net deferred tax liability for the expected repatriation of unremitted foreign earnings, as sufficient foreign tax credits are expected to become available with these future repatriations to eliminate any resulting U.S. federal income tax liability.

The Company does not provide for income taxes with respect to differences between the book and tax bases of investments in foreign subsidiaries that are not expected to reverse in the foreseeable future. As of November 30, 2008, income taxes were not provided on excess book over tax bases in investments in foreign subsidiaries of approximately $209.4 million. The Company plans to utilize these unremitted earnings to finance expansion and operating requirements of non-U.S. subsidiaries. These earnings could become subject to U.S. federal income tax if distributed as dividends, loaned to a U.S. affiliate, or if the Company sells its interests in these subsidiaries. If these earnings were distributed, sufficient foreign tax credits would become available under current law to eliminate any resulting U.S. federal income tax liability.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Foreign tax credit carryforwards.  At November 30, 2008, the Company had a gross deferred tax asset for foreign tax credit carryforwards of $246.0 million. This asset decreased from $284.4 million in the prior year period primarily due to the utilization of foreign tax credits in the 2008 U.S. federal income tax return. The foreign tax credit carryforwards of $246.0 million existing at November 30, 2008, is subject to expiration from 2010 to 2017, if not utilized.

State net operating loss carryforwards.  At November 30, 2008, the Company had a gross deferred tax asset of $14.3 million for state net operating loss carryforwards of approximately $304.6 million, partially offset by a valuation allowance of $1.8 million to reduce this gross asset to the amount that will more likely than not be realized. These loss carryforwards are subject to expiration from 2009 to 2028, if not utilized.

Foreign net operating loss carryforwards.  At November 30, 2008, cumulative foreign operating losses of $270.2 million generated by the Company were available to reduce future taxable income. Approximately $129.3 million of these operating losses expire between the years 2009 and 2019. The remaining $140.9 million are available as indefinite carryforwards under applicable tax law. The gross deferred tax asset for the cumulative foreign operating losses of $77.7 million is partially offset by a valuation allowance of $57.0 million to reduce this gross asset to the amount that will more likely than not be realized.

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

At the date of adoption, the Company’s total amount of unrecognized tax benefits was $178.4 million, of which $116.5 million would impact the Company’s effective tax rate, if recognized. As of November 30, 2008, the Company’s total amount of unrecognized tax benefits was $167.2 million, of which $104.6 million would impact the Company’s effective tax rate, if recognized. The following table reflects the changes to the Company’s unrecognized tax benefits for the year ended November 30, 2008:

(Dollars in millions)

Gross unrecognized tax benefits as of November 26, 2007 (FIN 48 adoption date)	$178.4
Increases related to current year tax positions	7.5
Increases related to tax positions from prior years	4.2
Decreases related to tax positions from prior years	(10.5)
Settlement with tax authorities	(1.3)
Lapses of statutes of limitation	(2.9)
Other, including foreign currency translation	(8.2)

Gross unrecognized tax benefits as of November 30, 2008	$167.2

The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by as much as $89.7 million within the next twelve months, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether the Company will realize any significant income tax benefit upon the resolution of this claim.

As of the date of adoption and November 30, 2008, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $13.2 million and $15.6 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. During the three months ended February 24, 2008, the Company reached a settlement with the IRS concluding the examination of the Company’s 2000-2002 U.S. federal income tax returns. As a result of this settlement, the Company recognized a non-cash, non-recurring tax benefit of $3.5 million related to additional foreign tax credit carryforwards available. The Company’s total amount of unrecognized tax benefits were not significantly impacted by the settlement. During the three months ended November 30, 2008, the IRS began an examination of the Company’s 2003-2005 U.S. federal income tax returns. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years

U.S. federal	2003-2008
California	1986-2008
Belgium	2006-2008
United Kingdom	2006-2008
Spain	2004-2008
Mexico	2002-2008
Canada	2003-2008
Hong Kong	2002-2008
Italy	2003-2008
France	2005-2008
Turkey	2003-2008
Japan	2003-2008

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) were as follows:

	November 30,	November 25,
	2008	2007
	(Dollars in thousands)

Land	$27,864	$28,659
Buildings and leasehold improvements	357,203	363,379
Machinery and equipment	473,456	513,272
Capitalized internal-use software	133,593	83,370
Construction in progress	16,759	64,519

Subtotal	1,008,875	1,053,199
Accumulated depreciation	(596,967)	(605,859)

PP&E, net	$411,908	$447,340

Depreciation expense for the years ended November 30, 2008, November 25, 2007, and November 26, 2006, was $78.0 million, $67.5 million and $62.2 million, respectively.

Construction in progress at November 30, 2008, and November 25, 2007, primarily related to the installation of various information technology systems in the United States and Asia.

During the fourth quarter of 2008, the Company recorded impairment charges of $16.1 million to reduce the carrying value of certain long-lived assets, primarily leasehold improvements in company-operated stores in the United States, to their estimated fair value, as determined using the expected present value of estimated future cash flows. The impairment charges primarily resulted from lower-than-expected operating cash flow performance for

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

certain stores that, along with projections of future performance, indicated that the carrying values of the related long-lived assets were not recoverable. The charges were recorded as “Selling, general and administrative expenses” in the Company’s consolidated statements of income.

Also during 2008, the Company recorded an impairment charge of $4.2 million reflecting the write-down of its closed distribution center in Heusenstamm, Germany, to its estimated fair value of $9.0 million as of November 30, 2008, as determined using an expected present value technique. Impairment charges for this facility were $9.0 million in 2007. These charges were recorded to “Restructuring charges, net” in the Company’s consolidated statements of income.

NOTE 4:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the years ended November 30, 2008, and November 25, 2007, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 26, 2006	$199,905	$3,814	$270	$203,989
Additions	—	—	2,175	2,175
Foreign currency fluctuation	—	249	73	322

Balance, November 25, 2007	$199,905	$4,063	$2,518	$206,486
Foreign currency fluctuation	—	(1,025)	(798)	(1,823)

Balance, November 30, 2008	$199,905	$3,038	$1,720	$204,663

Additions to goodwill in 2007 resulted from acquisitions in connection with expansion of the Company’s retail network.

As of November 30, 2008, there was no impairment to the carrying value of the Company’s goodwill or indefinite lived intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

NOTE 5:	DEBT

	November 30,	November 25,
	2008	2007
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$179,125	$250,000
Notes payable, at various rates	99	131

Total secured	179,224	250,131

Unsecured:
12.25% senior notes due 2012	—	18,702
8.625% Euro senior notes due 2013	324,520	373,808
Senior term loan due 2014	323,028	322,737
9.75% senior notes due 2015	446,210	450,000
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	209,886	184,689

Total unsecured	1,653,644	1,699,936
Less: current maturities	(70,875)	(70,875)

Total long-term debt	$1,761,993	$1,879,192

Short-term debt
Short-term borrowings	$20,339	$10,339
Current maturities of long-term debt	70,875	70,875

Total short-term debt	$91,214	$81,214

Total long-term and short-term debt	$1,853,207	$1,960,406

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

Availability, interest and maturity.  The maximum availability under the credit facility is $750.0 million, including a $250.0 million trademark tranche. The trademark tranche amortizes on a quarterly basis based on a straight line two-year amortization schedule to a residual value of 25% of the net orderly liquidation value of the trademarks with no additional repayments required until maturity so long as the remaining amount of the tranche does not exceed such 25% valuation. The trademark tranche will be borrowed on a first dollar drawn basis. As the trademark tranche is repaid, the revolving tranche increases, up to a maximum of $750 million when the trademark tranche is repaid in full. The revolving portion of the credit facility initially bears an interest rate of LIBOR plus 150 basis points or base rate plus 25 basis points subject to subsequent adjustments based on availability. The trademark tranche bears an interest rate of LIBOR plus 250 basis points or base rate plus 125 basis points. The credit facility matures on October 11, 2012.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Guarantees and security.  The Company’s obligations under the senior secured revolving credit facility are guaranteed by the Company’s domestic subsidiaries. The senior secured revolving credit facility is collateralized by a first-priority lien on domestic inventory and accounts receivable, patents, certain U.S. trademarks associated with the Levi’s® brand, and other related intellectual property, 100% of the equity interests in all domestic subsidiaries and other assets. The aggregate carrying value of the collateralized assets exceeds the total availability under the senior secured revolving credit facility. The lien on the trademarks, but not the other assets, will be released upon the full repayment of the trademark tranche. In addition, the Company has the ability to deposit cash or certain investment securities with the administrative agent for the facility to secure the Company’s reimbursement and other obligations with respect to letters of credit. Such cash-collateralized letters of credit are subject to lower letter of credit fees.

Covenants.  The senior secured revolving credit facility contains customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and the Company’s domestic subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; and make changes in the Company’s corporate structure. Some of these covenants are suspended if unused availability exceeds certain minimum thresholds. In addition, a minimum fixed charge coverage ratio of 1.0:1.0 arises when unused availability under the Credit Agreement is less than $100.0 million. As of November 30, 2008, the Company had sufficient unused availability under the Credit Agreement to exceed all applicable minimum thresholds. This financial covenant will be discontinued upon repayment in full and termination of the trademark tranche described above and the implementation of an unfunded availability reserve of $50 million.

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

Senior Notes due 2012

On November 17, 2006, the Company repurchased in the open market $50.0 million of its outstanding $575.0 million aggregate principal amount of its 12.25% senior notes due 2012 with the Company’s existing cash and cash equivalents.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

On September 19, 2007, the Company commenced a cash tender offer for its remaining $525.0 million aggregate principal amount of the notes. On October 18, 2007, the Company repurchased $506.2 million, or 96.4%, of the aggregate principal amount of the notes outstanding for a total cash consideration of $566.9 million, consisting of the accrued and unpaid interest, prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses. The total cash consideration was paid using the proceeds of $346.4 million under the amended credit facility plus $220.5 million of cash on hand. Additionally, the Company wrote off $10.6 million of unamortized debt issuance costs and any applicable discounts or premiums relating to the purchase and extinguishment of these notes. In connection with the tender offer, the Company sought and received consent to amend the indenture under which the notes were issued to eliminate or make less restrictive most of the restrictive covenants, and certain related events of default, contained in the indenture.

The notes became callable on December 15, 2007. On March 25, 2008, the Company redeemed the remaining $18.8 million face amount of the notes, excluding discount, for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and expenses. The total cash consideration was paid using cash on hand.

The notes were 10-year notes maturing on December 15, 2012, bearing interest at 12.25% per annum, payable semi-annually in arrears on December 15 and June 15. The original notes were offered at a net discount of $3.7 million, which was amortized over the term of the notes using an approximate effective-interest rate method. Costs representing underwriting fees and other expenses associated with the original notes of $18.4 million were amortized over the term of the notes to interest expense.

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

Covenant suspension.  If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture. These specified covenants were in effect at November 30, 2008, and will remain so until such time as the Company obtains the required investment grade rating.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

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

Senior Unsecured Term Loan

On March 27, 2007, the Company entered into a senior unsecured term loan agreement. The term loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. On April 4, 2007, the Company borrowed the maximum available of $322.6 million under the term loan and used the borrowings plus cash on hand of $66.4 million to redeem all of its outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses, and accrued interest of $9.0 million. The term loan matures on April 4, 2014, and bears interest at 2.25% over LIBOR or 1.25% over the base rate. The term loan may not be prepaid during the first year but thereafter may be prepaid without premium or penalty.

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

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

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

During the third quarter of 2008, the Company repurchased $3.8 million of these notes on the open market for a net gain of $0.2 million.

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

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

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

For the year ended November 26, 2006, the Company recorded losses of $40.3 million on early extinguishment of debt primarily as a result of its prepayment in March 2006 of the remaining balance of its term loan of $488.8 million, the amendment in May 2006 of its senior secured revolving credit facility and open market repurchases of $50.0 million of its 2012 senior unsecured notes in November 2006. The 2006 losses were comprised of prepayment premiums and other fees and expenses of $23.0 million and the write-off of $17.3 million of unamortized capitalized costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Principal Payments on Short-term and Long-term Debt

The table below sets forth, as of November 30, 2008, the Company’s required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)

2009	$91,214
2010	—
2011	—
2012	108,250
2013	324,520
Thereafter	1,329,223

Total future debt principal payments	$1,853,207

Short-term Credit Lines and Standby Letters of Credit

The Company’s unused lines of credit under its senior secured revolving credit facility totaled $315.8 million at November 30, 2008, as the Company’s total availability of $410.3 million, based on the collateral levels discussed above, was reduced by $94.5 million of letters of credit and other credit usage allocated under the facility. Included in the $94.5 million of letters of credit on November 30, 2008, were $16.5 million of trade letters of credit and bankers’ acceptances, $11.9 million of other credit usage and $66.1 million of stand-by letters of credit with various international banks, of which $36.0 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during 2008, 2007 and 2006 was 8.09%, 9.59% and 10.23%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Dividends and Restrictions

The terms of certain of the indentures relating to the Company’s unsecured notes and its senior secured revolving credit facility agreement contain covenants that restrict the Company’s ability to pay dividends to its stockholders. During 2008, the Company paid a one-time cash dividend of $50 million. For further information, see Note 16. As of November 30, 2008, and at the time the dividend was paid, the Company met the requirements of its debt instruments Subsidiaries of the Company that are not wholly-owned subsidiaries (the Company’s Japanese subsidiary was the only such subsidiary at November 30, 2008) are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s senior secured revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

Capital Leases

The Company has capital lease obligations, primarily comprised of two logistics services agreements in Europe with the same third party that includes machinery and equipment. The first agreement was renewed in 2008

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

and will run through March 2012. The second agreement includes an initial fixed term of approximately five years which runs through 2013 and provides for a renewal option.

The total cost of the Company’s capital lease assets and accumulated depreciation was $16.8 million and $8.9 million, respectively, as of November 30, 2008, and $16.7 million and $8.3 million, respectively, as of November 25, 2007.

The future minimum lease payments required under the Company’s capital leases and the present values of the future minimum lease payments as of November 30, 2008, were as follows:

(Dollars in thousands)

2009	$1,887
2010	1,694
2011	1,583
2012	2,764
2013	378
Thereafter	—

Total future minimum lease payments	8,306
Less: amount representing interest	500

Present value of future minimum lease payments	7,806
Current maturities	1,623

Long-term capital leases, less current maturities	$6,183

NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value.

	November 30, 2008			November 25,
		Fair Value Estimated Using		2007
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$13,465	$13,465	$—	$14,588
Forward currency contracts	10,211	—	10,211	1,027

Total financial assets carried at fair value	$23,676	$13,465	$10,211	$15,615

Financial liabilities carried at fair value
Forward currency contracts	$5,225	$—	$5,225	$7,280
Interest rate swap	1,454	—	1,454	—

Total financial liabilities carried at fair value	$6,679	$—	$6,679	$7,280

(1)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities. See Note 15 for more information on rabbi trust assets.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For foreign currency contracts, inputs include foreign currency exchange and interest rates. For the interest rate swap, for which the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention, inputs include LIBOR forward rates and credit default swap prices.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The following table presents the carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost.

	November 30, 2008		November 25, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$179,992	$149,541	$251,474	$248,974
U.S. dollar notes	818,029	477,583	840,445	827,086
Euro notes	329,169	151,900	378,705	361,384
Senior term loan	323,589	204,069	323,771	297,596
Yen-denominated eurobond notes	210,621	86,788	185,258	153,122
Short-term and other borrowings	20,943	20,943	10,776	10,776

Total financial liabilities carried at adjusted historical cost	$1,882,343	$1,090,824	$1,990,429	$1,898,938

(1)	Fair value estimate incorporates bid price quotes.

The decline in fair value of the Company’s long-term debt, as compared to its carrying value, is primarily due to changes in overall capital market conditions as demonstrated by lower liquidity in the markets, increases in credit spread, and decreases in bank lending activities, which result in investors moving from high yield securities to lower yield investment grade or U.S. Treasury securities in efforts to preserve capital.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 30, 2008, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)

2009	$96,437
2010	93,676
2011	87,470
2012	73,217
2013	42,919
Thereafter	112,481

Total future minimum lease payments	$506,200

The amounts shown have not been reduced by estimated future income of $9.0 million from non-cancelable subleases, have not been increased by estimated future operating expense and property tax escalations. The amounts shown include amounts payable under leases affected by the Company’s reorganization initiatives described in Note 10, $4.4 million of which have been recorded as restructuring liabilities in the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

In general, leases relating to real estate include renewal options of up to approximately 20 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 71 years. Some leases contain escalation clauses relating to increases in operating costs. Certain operating leases provide the Company with an option to purchase the property after the initial lease term at the then prevailing market value. Rental expense for the years ended November 30, 2008, November 25, 2007, and November 26, 2006, was $128.2 million, $110.5 million and $91.8 million, respectively.

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. As of November 30, 2008, the Company had U.S. dollar forward currency contracts to buy $559.8 million and to sell $179.4 million against various foreign currencies. The Company also had Euro forward currency contracts to sell 14.5 million Euros ($18.6 million equivalent) against the British Pound. These contracts are at various exchange rates and expire at various dates through March 2010.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

On December 7, 2004, plaintiffs requested and the Company agreed to, a stay of their state court action in order to first proceed with their action in the U.S. District Court for the Northern District of California, San Jose Division, Case No. C-04-01026. Trial of plaintiffs’ Sarbanes-Oxley Act claim, plaintiffs’ defamation claim and the Company’s counter-claims was set for January 12, 2009. However, on November 3, 2008, the parties attended a court-ordered settlement conference and reached an agreement to settle all claims in this matter, including all state and federal claims. The amounts involved in the settlement are not material.

Class actions securities litigation.  On March 29, 2004, the United States District Court for the Northern District of California, San Jose Division, issued an order consolidating two putative bondholder class-actions (styled Orens v. Levi Strauss & Co., et al. and General Retirement System of the City of Detroit, et al. v. Levi Strauss & Co., et al.) against the Company, a former chief executive officer, a former chief financial officer, a former corporate controller, former and current directors and financial institutions alleged to have acted as its underwriters in connection with the Company’s April 6, 2001, and June 16, 2003, registered bond offerings. Additionally, the court appointed a lead plaintiff and approved the selection of lead counsel. The consolidated action is styled In re Levi Strauss & Co., Securities Litigation, Case No. C-03-05605 RMW (class action).

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

On September 11, 2007, the court in this matter dismissed the Section 10(b) and 20(a) claims and dismissed the tax fraud aspects of the Section 11 and 15 claims. The court also limited the plaintiff class on the Section 11 and 15 claims by eliminating from the class those bondholders who purchased the bonds in private offerings and then exchanged them for registered bonds in the subsequent exchange offer.

The parties entered into a settlement agreement on the remaining claims on July 12, 2008, and the court issued final approval of the settlement agreement on October 17, 2008. The amounts involved in the settlement are not material and the matter was fully concluded by the end of fiscal year 2008.

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

The global scope of the Company’s business operations exposes it to the risk of fluctuations in foreign currency markets. The Company’s exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The Company uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. For certain residual exposures, the Company may enter into various financial instruments including forward exchange and option contracts to hedge certain forecasted transactions as well as certain firm commitments, including third-party and intercompany royalty payments, sales, sourcing activities and interest payments. The Company manages the currency risk associated with certain forecasted cash flows periodically and only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk.

Effective May 1, 2008, in order to mitigate a portion of its interest rate risk, the Company entered into a $100 million interest rate swap derivative to pay interest at a fixed-rate of approximately 3.2% and receive 3-month LIBOR variable rate interest payments quarterly through May 2010. As of November 30, 2008 the fair value of the interest rate swap is approximately $1.5 million and is included in “Accrued liabilities” in the Company’s consolidated balance sheets.

The Company has not applied hedge accounting to its derivative transactions, except for certain forecasted intercompany royalty cash flows through the first quarter of 2007 and net investment hedging activities.

The table below provides an overview of the realized and unrealized gains and losses associated with foreign exchange management activities that are reported in the “Accumulated other comprehensive income (loss)” section of “Stockholders’ deficit” in the Company’s consolidated balance sheets.

	Accumulated Other Comprehensive Income (Loss)
	November 30, 2008		November 25, 2007
	Realized	Unrealized	Realized	Unrealized
	(Dollars in thousands)

Cash flow hedge gains (losses)	$—	$—	$—	$38
Net investment hedge gains (losses):
Derivative instruments	4,637	—	4,637	—
Euro senior notes	—	(10,870)	—	(59,620)
Yen-denominated Eurobond	—	(14,892)	—	(4,510)
Cumulative income taxes	(1,230)	10,057	(1,230)	24,874

Total	$3,407	$(15,705)	$3,407	$(39,218)

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

The Company designates its outstanding 2013 Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges. The fluctuation as compared to prior year was driven primarily by the weakening of the U.S. Dollar against the Japanese Yen and the appreciation of the U.S. Dollar against the Euro.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The table below provides data about the realized and unrealized gains and losses associated with foreign exchange management activities reported in “Other (income) expense, net” in the Company’s consolidated statements of income.

	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

Foreign exchange management losses (gains):
Realized	$(53,499)	$16,137	$10,695
Unrealized	(10,944)	5,934	401

Total	$(64,443)	$22,071	$11,096

Foreign exchange management gains during 2008 primarily relate to foreign exchange management positions taken to buy U.S. Dollar and sell Euro as the U.S. Dollar strengthened against the Euro in the second half of the year.

As of November 30, 2008, and November 25, 2007, fair values of derivative instruments associated with the Company’s foreign exchange management activities were liabilities of $5.0 million and $6.3 million, respectively.

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

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of November 30, 2008, November 25, 2007, and November 26, 2006. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

costs. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

For the years ended November 30, 2008, November 25, 2007, and November 26, 2006, the Company recognized restructuring charges, net, of $8.2 million, $14.5 million and $14.1 million, respectively. The following tables summarize the restructuring activity for these years and the related restructuring liabilities balances as of November 30, 2008, November 25, 2007, November 26, 2006, and November 27, 2005:

	2008 Restructuring Activities
	Liabilities				Liabilities
	November 25,				November 30,
	2007	Charges	Utilization	Adjustments	2008
	(Dollars in thousands)

2008 reorganization initiatives:(1)
Severance and employee benefits	$—	$4,131	$(3,306)	$(105)	$720
Other restructuring costs	—	685	(409)	(217)	59
Prior reorganization initiatives:(2)
Severance and employee benefits	5,893	455	(4,440)	(1,523)	385
Other restructuring costs	7,512	665	(3,437)	(17)	4,723
Asset impairment	—	4,174	(4,174)	—	—

Total	$13,405	$10,110	$(15,766)	$(1,862)	$5,887

Current portion	$8,783				$2,428
Long-term portion	4,622				3,459

Total	$13,405				$5,887

(1)	In the first quarter of 2008, the Company decided to close its manufacturing facility in the Philippines and announced the decision on March 12, 2008. This closure resulted in the elimination of the jobs of approximately 252 employees, all of which were eliminated as of November 30, 2008. The Company does not expect to incur significant future additional restructuring charges related to this initiative.

In the second quarter of 2008, the Company decided to close its distribution facility in Italy and announced the decision on April 23, 2008. This closure resulted in the elimination of the jobs of approximately 15 employees, all of which were eliminated as of November 30, 2008. The Company expects to incur future additional restructuring charges related to this initiative of approximately $0.2 million, principally in the form of additional termination benefits and facility-related costs.

(2)	Prior reorganization initiatives include organizational changes, distribution center closures and plant closures in 2003-2007, primarily in Europe and the Americas. Current period charges include an additional impairment charge of $4.2 million related to the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany, that commenced in 2007, reflecting the write-down to revised fair value of the distribution center. The $1.5 million of adjustments primarily related to changes in severance and employee benefit estimates related to the distribution facility closure in Little Rock, Arkansas, and final agreements with individuals and the redeployment of one employee related to the closure of the distribution center in Heusenstamm, Germany. Of the $5.1 million restructuring liability at November 30, 2008, $4.7 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities. The Company estimates that it will incur future additional restructuring charges related to these prior reorganization initiatives of approximately $0.9 million.

	2007 Restructuring Activities
	Liabilities				Liabilities
	November 26,				November 25,
	2006	Charges	Utilization	Adjustments	2007
	(Dollars in thousands)

2007 and prior reorganization initiatives	$20,747	$16,705	$(21,800)	$(2,247)	$13,405

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Restructuring charges in 2007 relate primarily to severance costs and a $9.0 million impairment charge in association with the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany.

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

Deteriorating conditions in the global financial markets led to a substantial reduction in the fair value of the Company’s pension plan assets during 2008. Upon remeasurement of the Company’s U.S. pension plans’ benefit obligation as of November 30, 2008, the benefit obligation exceeded the related plan assets, resulting in an underfunded status for the U.S. plans, and eliminating the prepaid benefit cost previously reported.

Postretirement plans.  The Company maintains two plans that provide postretirement benefits, principally health care, to substantially all U.S. retirees and their qualified dependents. These plans were established with the intention that they would continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund postretirement benefits as claims and premiums are paid.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The following tables summarize activity of the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$957,693	$1,049,773	$179,581	$203,831
Service cost	6,370	7,930	590	713
Interest cost	61,581	58,238	10,785	10,833
Plan participants’ contribution	1,456	1,384	6,691	7,063
Actuarial (gain) loss(1)	(90,340)	(124,363)	(17,334)	(12,400)
Net curtailment loss	978	968	218	544
Impact of foreign currency changes(2)	(32,062)	16,743	—	—
Plan settlements	(5,127)	(460)	—	—
Special termination benefits	36	164	—	—
Benefits paid	(59,902)	(52,684)	(29,434)	(31,003)

Benefit obligation at end of year	$840,683	$957,693	$151,097	$179,581

Change in plan assets:
Fair value of plan assets at beginning of year	$883,566	$838,764	$—	$—
Actual return on plan assets(3)	(213,486)	71,136	—	—
Employer contribution	18,260	12,611	22,743	23,940
Plan participants’ contributions	1,456	1,384	6,691	7,063
Plan settlements	(5,127)	(460)	—	—
Impact of foreign currency changes(2)	(23,155)	12,815	—	—
Benefits paid	(59,902)	(52,684)	(29,434)	(31,003)

Fair value of plan assets at end of year	601,612	883,566	—	—

Funded status at end of year	$(239,071)	$(74,127)	$(151,097)	$(179,581)

(1)	Actuarial (gains) and losses in the Company’s pension benefit obligation were driven by changes in discount rate assumptions, primarily for the Company’s U.S. pension plans.

(2)	Foreign currency changes primarily relate to the impact of the appreciation of the U.S. dollar against the Great British Pound and the Euro during 2008.

(3)	2008 amount reflects decline in fair value of pension plan assets, primarily related to the Company’s U.S. pension plans.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Amounts recognized in the consolidated balance sheets as of November 30, 2008, and November 25, 2007, consist of the following:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(Dollars in thousands)

Prepaid benefit cost(1)	$2,337	$74,027	$—	$—
Accrued benefit liability — current portion	(7,852)	(9,877)	(20,874)	(22,134)
Accrued benefit liability — long-term portion	(233,556)	(138,277)	(130,223)	(157,447)

	$(239,071)	$(74,127)	$(151,097)	$(179,581)

Accumulated other comprehensive income (loss):
Net actuarial loss	$(207,979)	$(24,517)	$(27,872)	$(49,166)
Net prior service (cost) benefit	(346)	(737)	117,587	165,154
Net transition obligation	—	(231)	—	—

	$(208,325)	$(25,485)	$89,715	$115,988

(1)	Included in “Other assets” on the Company’s consolidated balance sheets. The decrease in prepaid benefit cost in 2008 as compared to 2007 was driven by the decline in the fair value of the pension plan assets.

The Company’s pension and postretirement liabilities reflected on the consolidated balance sheets as of November 30, 2008, and November 25, 2007, consist of the following:

	Pension Liability		Postretirement Liability
	2008	2007	2008	2007
	(Dollars in thousands)

Current portion of SFAS 87/106 plans	$7,852	$9,877	$20,874	$22,134
Current portion of other benefit plans	1,992	1,505	—	—

Total current benefit plans	$9,844	$11,382	$20,874	$22,134

Long-term portion of SFAS 87/106 plans	$233,556	$138,277	$130,223	$157,447
Long-term portion of other benefit plans	7,145	9,140	—	—

Total long-term benefit plans	$240,701	$147,417	$130,223	$157,447

The accumulated benefit obligation for all defined benefit plans was $0.8 billion and $0.9 billion at November 30, 2008, and November 25, 2007, respectively. Information for the Company’s defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2008	2007
	(Dollars in thousands)

Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$795,598	$188,621
Aggregate fair value of plan assets	579,918	68,820
Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$821,326	$254,177
Aggregate fair value of plan assets	579,918	106,530

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

Amounts in the table above increased in 2008 primarily due to the inclusion of the Company’s U.S. pension plans as compared to prior year, as the reduction of the fair value of the pension plan assets in 2008 resulted in those plans’ benefit obligations exceeding plan assets.

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$6,370	$7,930	$7,536	$590	$713	$769
Interest cost	61,581	58,237	56,709	10,785	10,833	12,411
Expected return on plan assets	(62,847)	(60,252)	(53,082)	—	—	—
Amortization of prior service cost (benefit)(1)	857	3,614	1,311	(41,405)	(45,726)	(55,109)
Amortization of transition asset	231	491	571	—	—	—
Amortization of actuarial loss	577	6,059	6,747	3,960	4,682	6,089
Curtailment loss (gain)(2)	782	1,188	7,699	(5,944)	(52,763)	(29,041)
Special termination benefit	36	164	1,110	—	—	500
Net settlement (gain) loss(3)	(65)	55	5,098	—	—	—

Net periodic benefit cost (income)	7,522	$17,486	$33,699	(32,014)	$(82,261)	$(64,381)

Changes in accumulated other comprehensive income (loss):
Actuarial loss (gain)(4)	184,375			(17,334)
Amortization of prior service (cost) benefit	(857)			41,405
Amortization of transition asset	(231)			—
Amortization of actuarial loss	(577)			(3,960)
Curtailment (loss) gain	(83)			6,162
Net settlement gain	214			—

Total recognized in accumulated other comprehensive income (loss)	182,841			26,273

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$190,363			$(5,741)

(1)	Postretirement benefits amortization of prior service benefit recognized during each of years 2008, 2007 and 2006, relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	The pension benefit curtailment loss recognized during 2006 relates primarily to a $5.4 million charge in respect of the supplemental executive retirement plan as a result of the retirement of the Company’s then president and chief executive officer, Philip A. Marineau. Postretirement benefit curtailment gains are described in detail below.

In 2007, the Company entered into a new labor agreement with the union that represents many of its distribution-related employees in North America, which contained a voluntary separation and buyout program. As a result of the voluntary terminations that occurred with this program, the Company remeasured certain pension and postretirement benefit obligations as of July 31, 2007, which resulted in an estimated $31.7 million postretirement benefit curtailment gain, attributable to the accelerated recognition of benefits associated with prior plan

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

changes. Of the total $31.7 million, $27.5 million was recognized during 2007 related to employees that elected the buyout and left the Company. The remaining curtailment gain of $4.2 million was recognized in 2008.

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

(3)	For the year ended November 26, 2006, amount primarily consists of net loss from the settlement of liabilities of certain participants in the Company’s hourly and salary pension plans in Canada as a result of prior plant closures.

(4)	Reflects the impact of the substantial decline in the fair value of the pension plan assets.

The estimated net loss and net prior service benefit for the Company’s defined benefit pension and postretirement benefit plans, respectively, that will be amortized from “Accumulated other comprehensive income (loss)” into net periodic benefit cost (income) in 2009 are expected to be a cost of $18 million and a benefit of $40 million, respectively.

Assumptions used in accounting for the Company’s benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.7%	5.6%	6.4%	5.6%
Expected long-term rate of return on plan assets	7.4%	7.3%
Rate of compensation increase	4.0%	3.9%
Weighted-average assumptions used to determine benefit obligations:
Discount rate	7.5%	6.7%	7.9%	6.4%
Rate of compensation increase	4.0%	4.0%
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			9.0%	10.0%
Rate trend to which the cost trend is assumed to decline			5.0%	5.0%
Year that rate reaches the ultimate trend rate(1)			2020	2012

(1)	Change as compared to prior year had no significant effect on the total service and interest cost components or on the postretirement benefit obligation.

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

The Company bases the overall expected long-term rate of return on assets on anticipated long-term returns of individual asset classes and each pension plans’ target asset allocation strategy. For the U.S. pension plans, the expected long-term returns for each asset class are determined through an equilibrium-based econometric forecasting process conditioned with some near-term bond yield curve characteristics.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement benefits plans. A one percentage point change in assumed health care cost trend rates would have no significant effect on the total service and interest cost components or on the postretirement benefit obligation.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The allocation of the Company’s consolidated pension plan assets, by asset category was as follows:

	November 30,	November 25,
	2008	2007

Equity securities	51.1%	46.0%
Debt securities	44.2%	43.4%
Real estate and other	4.7%	10.6%

Total	100.0%	100.0%

Consolidated pension plan assets relate primarily to the U.S. pension plans. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets. The Company’s investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity, fixed income and real estate and other securities with the objective of generating long-term growth in plan assets at a reasonable level of risk. The current target allocation percentages for the Company’s U.S. pension plan assets are 46-47% for equity securities, 45-46% for fixed income securities, and 4% for real estate and other investments.

The Company’s estimated future benefit payments to participants, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

	Pension	Postretirement
Fiscal year	Benefits	Benefits	Total
	(Dollars in thousands)

2009	$50,962	$22,926	$73,888
2010	50,520	22,700	73,220
2011	50,490	22,186	72,676
2012	53,333	21,354	74,687
2013	54,567	20,075	74,642
2014-2018	306,848	82,990	389,838

The Company estimates Medicare subsidy receipts of approximately $2.0 million, $2.4 million, $2.7 million, $3.1 million, $3.4 million, and $20.5 million in fiscal years ending 2009, 2010, 2011, 2012, 2013 and next five years thereafter, respectively. Accordingly, the Company’s net contributions to the pension and postretirement plans in 2009 are estimated to be approximately $15.8 million and $20.9 million, respectively. The Company does not anticipate any voluntary funding of its qualified U.S. pension plans in 2009. The Company expects its minimum pension plan funding requirements to increase in future years as a result of the substantial decline in market value of the plan assets in 2008.

NOTE 12:	EMPLOYEE INVESTMENT PLANS

The Company maintained two employee investment plans as of November 30, 2008. The Employee Savings and Investment Plan of Levi Strauss & Co. (“ESIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible home office employees and U.S. field employees, respectively.

The Company matches 100% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 7.5% of eligible compensation. Under ELTIS, the Company may match 50% of participants’ contributions to all funds maintained under the qualified plan up to the first 10% of eligible compensation. Employees are immediately 100% vested in the Company match. The Company matched eligible employee contributions in ELTIS at 50% for the fiscal years ended November 30, 2008, November 25, 2007, and November 26, 2006. The ESIP includes a profit sharing feature that provides Company contributions of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

1.0%-2.5% of home office employee eligible pay if the Company meets its earnings target or exceeds it by 10%. The ELTIS also includes a profit sharing provision with payments made at the sole discretion of the board of directors.

Total amounts charged to expense for the years ended November 30, 2008, November 25, 2007, and November 26, 2006, were $11.0 million, $10.2 million and $9.5 million, respectively.

NOTE 13:	EMPLOYEE INCENTIVE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. The majority of the Company’s employees are eligible for this plan. Total amounts charged to expense for the years ended November 30, 2008, November 25, 2007, and November 26, 2006, were $41.1 million, $42.4 million and $64.9 million, respectively. As of November 30, 2008, and November 25, 2007, the Company had accrued $44.3 million and $45.9 million, respectively, for the AIP.

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

2005 Long-term incentive plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the Company’s target earnings before interest, taxes, depreciation and amortization (“EBITDA”), excluding business restructuring charges, for the three-year period; and (ii) the target compound annual growth rate in the Company’s earnings before interest, taxes, depreciation and amortization over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives. In 2007 and 2006, additional grants of LTIP awards were made with the same terms as the 2005 grant with the exception of the Company’s target earnings measures. The 2007 and 2006 grants’ earnings measures are the Company’s three-year cumulative earnings before interest and taxes (“EBIT”), excluding business restructuring charges, and the EBIT compound annual growth rate over the three-year period. In 2008, additional grants of LTIP awards were made based on two target measures: net revenue compound annual growth rate and EBIT compound annual growth rate, excluding business restructuring charges, over a three-year period.

The Company recorded expense for the LTIP of $4.1 million, $5.1 million and $19.6 million for the years ended November 30, 2008, November 25, 2007, and November 26, 2006, respectively. As of November 30, 2008, and November 25, 2007, the Company had accrued a total of $12.7 million and $34.4 million, respectively, for the LTIP, of which $7.2 million and $26.6 million were recorded in “Accrued salaries, wages and benefits” as of November 30, 2008, and November 25, 2007, respectively, and $5.5 million and $7.8 million were recorded in “Long-term employee related benefits” as November 30, 2008, and November 25, 2007, respectively, on the Company’s consolidated balance sheets.

2005 Management incentive plan (“MIP”).  In 2005, the Company established a two-year cash incentive plan for the Company’s management employees including its executive officers. The MIP covered approximately

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

1,000 employees worldwide. The amount of the cash incentive earned was based on the Company’s EBITDA performance in 2005 and 2006. Incentive amounts were paid in two portions: the first payout was made in February 2006 based on achievement of the Company’s 2005 total company EBITDA target, and the second payout was made in February 2007 based on total company performance against the incentive plan’s two-year cumulative EBITDA and EBITDA growth targets. The Company recorded expense for the MIP of $13.7 million for the year ended November 26, 2006.

NOTE 14:	STOCK-BASED INCENTIVE COMPENSATION PLANS

During 2006, the Company adopted SFAS 123R. For the years ended November 30, 2008, November 25, 2007, and November 26, 2006, the Company recognized stock-based compensation expense of $7.3 million, $5.1 million and $5.0 million, and related income tax benefits of $2.8 million, $2.0 million and $1.9 million, respectively. As of November 30, 2008, there was $10.7 million of total unrecognized compensation cost related to nonvested awards, which cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

2006 Equity Incentive Plan

In 2006, the Company adopted the 2006 Equity Incentive Plan (“EIP”). A variety of stock awards, including stock options, restricted stock and restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be made under the EIP. The Equity Incentive Plan also provides for the grant of performance awards in the form of cash or equity. In fiscal 2007, the Company amended the EIP, increasing the aggregate number of common stock shares available for grant from 418,175 to 700,000 share units, provided, however, that this number automatically adjusts upward to the extent necessary to satisfy the exercise of SARs and RSUs under the terms of the EIP.

Under the EIP, stock and performance option awards have a maximum contractual term of ten years and generally must have an exercise price at least equal to the fair market value of the Company’s common stock on the date the award is granted. The Company’s common stock is not listed on any established stock exchange. Accordingly, as contemplated by the EIP, the stock’s fair market value is determined by the Board based upon a valuation performed by Evercore. Awards vest according to terms determined at the time of grant and which may vary with each grant. Unvested stock awards are subject to forfeiture upon termination of employment prior to vesting, but are subject in some cases to early vesting upon specified events, including certain corporate transactions as defined in the EIP. Some stock awards are payable in either shares of the Company’s common stock or cash at the discretion of the Board as determined at the time of grant.

Upon the exercise of a SAR, the participant will receive a voting trust certificate representing a share of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised. Recipients of the initial grant of RSUs will receive one voting trust certificate representing a share of the Company’s common stock six months after discontinuation of service with the Company for each fully vested unit held at that date. Subsequent grants of RSUs, provide recipients with the opportunity to make deferral elections regarding when the Company’s common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

Shares of common stock will be issued from the Company’s authorized but unissued shares. Any repurchased shares would go back to the treasury for re-issuance.

Put rights.  Prior to an initial public offering (“IPO”) of the Company’s common stock, a participant (or estate or other beneficiary of a deceased participant) may require the Company to repurchase shares of the common stock

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

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

Temporary equity.  The provisions of SAB 107 require that equity-classified awards that may be settled in cash at the option of the holder must be presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets represents the portion of the intrinsic value of these awards relating to the elapsed service period since the grant date. The decrease in temporary equity during the year ended November 30, 2008, was primarily due to decrease in the fair value of the Company’s common stock.

SARs.  The Company grants SARs to a small group of the Company’s senior-most executives. SAR unit activity during the year ended November 30, 2008, was as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Units	Exercise Price	Contractual Life (Yrs)

Outstanding at November 25, 2007	1,639,856	$48.11
Granted	41,898	50.00
Exercised	—	—
Forfeited	(256,923)	48.12
Expired	(10,122)	42.00

Outstanding at November 30, 2008	1,414,709	$48.20	4.8

Vested and expected to vest at November 30, 2008	1,312,194	$47.75	4.7

Exercisable at November 30, 2008	677,601	$46.23	4.2

The vesting terms of SARs range from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

The weighted-average grant date fair value of SARs were estimated using a Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	SARs Granted
	2008	2007	2006

Weighted-average grant date fair value	$18.26	$24.79	$13.92
Weighted-average assumptions:
Expected life (in years)	4.5	5.5	4.2
Expected volatility	39.0%	31.8%	30.7%
Risk-free interest rate	2.7%	4.7%	5.1%

RSUs.  The Company grants RSUs to certain members of its Board of Directors. RSU unit activity during the year ended November 30, 2008, was as follows:

		Weighted-Average
		Grant-Date
	Units	Fair Value

Outstanding at November 25, 2007	10,301	$68.00
Granted	27,159	44.50
Converted	—	—
Forfeited	(3,768)	53.05

Outstanding, vested and expected to vest at November 30, 2008	33,692	$50.73

The weighted-average grant date fair value of RSUs were estimated using the Evercore stock valuation. The weighted-average grant date fair values were as follows:

	RSUs Granted
	2008	2007

Weighted-average grant date fair value	$44.50	$68.00

RSUs vest in a series of three equal installments at thirteen months, twenty-four months and thirty-six months following the date of grant. However, if the recipient’s continuous service terminates for reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination.

Total Shareholder Return Plan

In 2008, the Company established the Total Shareholder Return Plan (“TSRP”) as a cash-settled plan under the EIP to provide long-term incentive compensation for the Company’s senior management. The TSRP provides for grants of units that vest over a three-year performance period. The value of the Company’s common stock at the date of grant, and the values used to determine appreciation and payouts, were approved by the Board based on the Evercore stock valuation. These values do not incorporate any discount related to the illiquid nature of the Company’s stock. Unvested units are subject to forfeiture upon termination of employment with cause, but are subject in some cases to early vesting upon specified events, including termination of employment without cause as defined in the agreement. Under SFAS 123R, the TSRP units are classified as liability instruments as they are settled in cash.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

During 2008, the Company granted 378,600 and 13,650 TSRP units at a weighted-average grant-date fair value of $50.00 and $43.50, respectively, using the value of the Company’s common stock at the date of each grant. After forfeiture of 25,200 units, as of November 30, 2008, 367,050 units were nonvested and outstanding. The fair value of the TSRP units at November 30, 2008, was determined using the Black-Scholes option-pricing model using the following assumptions: an expected life of 2.1 years, an expected volatility of 66.8% and a risk-free interest rate of 1.0%.

Senior Executive Long-Term Incentive Plan

In 2005, the Company established the SELTIP to provide long-term incentive compensation for the Company’s senior management. The Company’s executive officers and non-employee members of the Board were eligible to participate in the SELTIP. The SELTIP provided for a one-time grant of units that vested over three years and was payable in cash. The value of the Company’s common stock at the date of grant, and the values used to determine appreciation and payouts, were approved by the Board and took into account the Evercore stock valuation. These values did not incorporate any discount related to the illiquid nature of the Company’s stock. Unvested units were subject to forfeiture upon termination of employment with cause, but were subject in some cases to early vesting upon specified events, including termination of employment without cause as defined in the agreement. Under SFAS 123R, the SELTIP units were classified as liability instruments as they were settled in cash.

The value of the Company’s common stock at the date of grant was $54. The fair value of the SELTIP units at November 26, 2006, was determined using the Black-Scholes option-pricing model using the following assumptions: an expected life of 0.6 years, an expected volatility of 30.7% and a risk-free interest rate of 5.1%. The fair value per unit of the fully vested SELTIP units at November 25, 2007, was $13, representing the amount payable to participants in 2008 for each vested unit based on the Evercore 2007 year-end stock valuation.

A summary of unit activity under the SELTIP for the years ended November 30, 2008, November 25, 2007, and November 26, 2006, were as follows:

		Amount
	Units	Paid
		(Dollars in millions)

Outstanding at November 26, 2006	196,504
Forfeited	(20,000)
Paid(1)	(83,334)	$1.2

Outstanding at November 25, 2007	93,170
Forfeited	(7,500)
Paid	(85,670)	$1.2

Outstanding at November 30, 2008	—

(1)	Amount paid in 2007 to Mr. Philip A. Marineau, the Company’s former CEO, due to his retirement on November 26, 2006.

After the payout of the vested units in 2008, the plan terminated.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

NOTE 15:	LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits was comprised of the following:

	November 30,	November 25,
	2008	2007
	(Dollars in thousands)

Workers’ compensation	$28,722	$34,499
Deferred compensation	53,023	71,404
Non-current portion of liabilities for long-term incentive plans	5,959	7,807

Total	$87,704	$113,710

Workers’ Compensation

The Company maintains a workers’ compensation program in the United States that provides for statutory benefits arising from work-related employee injuries. For the years ended November 30, 2008, November 25, 2007, and November 26, 2006, the Company reduced its self-insurance liabilities for workers’ compensation claims by $4.3 million, $8.1 million and $13.8 million, respectively. The reductions were primarily driven by changes in the Company’s estimated future claims payments as a result of more favorable than projected actual claims development during the year. As of November 30, 2008, and November 25, 2007, the current portions of U.S. workers’ compensation liabilities were $3.0 million and $3.7 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Deferred Compensation

Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 30, 2008, and November 25, 2007, these plan liabilities totaled $12.1 million and $15.4 million, respectively, of which $2.7 million and $0.5 million was included in “Accrued salaries, wages and employee benefits” as of November 30, 2008, and November 25, 2007, respectively. The Company held funds of approximately $13.5 million and $14.6 million in an irrevocable grantor’s rabbi trust as of November 30, 2008, and November 25, 2007, respectively, related to this plan.

Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 30, 2008, and November 25, 2007, liabilities for this plan totaled $57.1 million and $68.8 million, respectively, of which $13.6 million and $12.3 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Interest earned by the participants in deferred compensation plans was $5.0 million, $8.6 million and $12.0 million for the years ended November 30, 2008, November 25, 2007, and November 26, 2006, respectively. The charges were included in “Interest expense” in the Company’s consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

NOTE 16:	DIVIDEND PAYMENT

In the second quarter of 2008 the Company paid a one-time cash dividend of $50 million. The declaration of cash dividends in the future is subject to determination by the Company’s Board of Directors based on a number of factors, including the Company’s financial condition and compliance with the terms of its debt agreements. The dividend payment resulted in a decrease to “Additional paid-in capital” as the Company is in a accumulated deficit position (see Stockholders’ Deficit section in Note 1 for further information.)

NOTE 17:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is summarized below:

		Translation Adjustments			Unrealized
	Pension and	Net	Foreign	Cash	Gain (Loss) on
	Postretirement	Investment	Currency	Flow	Marketable
	Benefits	Hedges	Translation	Hedges	Securities(4)	Totals
	(Dollars in thousands)

Accumulated other comprehensive income (loss) at November 27, 2005	$(95,247)	$13,231	$(31,093)	$—	$324	$(112,785)

Gross changes	10,749	(31,807)	6,404	(2,217)	1,956	(14,915)
Tax	(3,678)	12,169	(5,670)	848	(748)	2,921

Other comprehensive income (loss), net of tax	7,071	(19,638)	734	(1,369)	1,208	(11,994)

Accumulated other comprehensive income (loss) at November 26, 2006	(88,176)	(6,407)	(30,359)	(1,369)	1,532	(124,779)

Gross changes(1)	128,635	(48,258)	21,542	2,255	(2,325)	101,849
Tax	(47,837)	18,831	(12,856)	(863)	891	(41,834)

Other comprehensive income (loss), net of tax	80,798	(29,427)	8,686	1,392	(1,434)	60,015

Adjustment to initially apply SFAS 158(2)	72,805					72,805

Accumulated other comprehensive income (loss) at November 25, 2007	65,427	(35,834)	(21,673)	23	98	8,041

Gross changes(3)	(209,114)	38,369	(26,395)	(37)	(6,691)	(203,868)
Tax	75,526	(14,832)	4,592	14	2,612	67,912

Other comprehensive income (loss), net of tax	(133,588)	23,537	(21,803)	(23)	(4,079)	(135,956)

Accumulated other comprehensive income (loss) at November 30, 2008	$(68,161)	$(12,297)	$(43,476)	$—	$(3,981)	$(127,915)

(1)	Amounts in 2007 primarily reflect the impact to the minimum pension liability resulting from the remeasurement of certain pension obligations resulting from the Little Rock, Arkansas, facility closure and the voluntary terminations associated with the 2007 labor agreement. See Note 11 for more information.

(2)	Reflects the Company’s adoption of SFAS 158 in 2008, which required recognition of the funded status of pension plans and other postretirement benefit plans on the consolidated balance sheet and to measure plan assets and the benefit obligations as of the balance sheet date.

(3)	Pension and postretirement benefit amounts in 2008 primarily resulted from the actuarial loss recorded in conjunction with the 2008 year-end remeasurement of pension benefit obligations, and was primarily driven by reductions in the fair value of the pension plan assets. See Note 11 for more information.

(4)	Reflects unrealized loss on rabbi trust assets. See Note 15 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

NOTE 18:	OTHER (INCOME) EXPENSE, NET

The following table summarizes significant components of “Other (income) expense, net” in the Company’s consolidated statements of income:

	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

Foreign exchange management (gains) losses(1)	$(64,443)	$22,071	$11,096
Foreign currency transaction losses (gains)(2)	71,752	(20,608)	(16,970)
Interest income	(5,167)	(12,434)	(15,621)
Investment income	(1,354)	(3,574)	(2,047)
Minority interest — Levi Strauss Japan K.K.	1,097	909	1,718
Other	(485)	(502)	(594)

Total other (income) expense, net	$1,400	$(14,138)	$(22,418)

(1)	The foreign exchange management gains in 2008 as compared to the losses in 2007 reflect the impact of foreign currency fluctuation on the Company’s forward exchange and option contracts, primarily the appreciation of the U.S. Dollar against the Euro in the second half of 2008.

The increase in foreign exchange management losses in 2007 as compared to 2006 primarily reflects the weakening of the U.S. Dollar against the Euro, the Canadian Dollar and the Japanese Yen.

(2)	The foreign currency transaction losses in 2008 as compared to the gains in 2007 primarily reflects the weakening of the U.S. Dollar against the Japanese Yen in the fourth quarter of 2008.

NOTE 19:	RELATED PARTIES

Directors

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2008, 2007 and 2006, the Company donated $14.8 million, $0.7 million and $6.8 million, respectively, to the Levi Strauss Foundation.

Stephen C. Neal, a director, is chairman of the law firm Cooley Godward Kronish LLP. James C. Gaither, a director of the Company until July 2006, was senior counsel to the firm prior to 2004. The firm provided legal services to the Company and to the Human Resources Committee of the Company’s Board of Directors in 2008, 2007 and 2006, for which the Company paid fees of approximately $180,000, $195,000 and $465,000, respectively.

Vanessa J. Castagna, a director of the Company since October 2007, is a former employee of Mervyns LLC, a position she left in February 2007. The Company had net sales to Mervyns LLC in the amount of approximately $144 million from the beginning of fiscal 2006 through the first quarter of 2007, after which Ms. Castagna was no longer an employee of Mervyns LLC.

Robert E. Friedman, a director of the Company until July 2006, is founder and chairman of the board of the Corporation for Enterprise Development, a not-for-profit organization focused on creating economic opportunity by helping residents of poor communities. In 2006, the Levi Strauss Foundation, which is not a consolidated entity of the Company, donated $150,000 to the Corporation for Enterprise Development.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

NOTE 20:	BUSINESS SEGMENT INFORMATION

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

Each regional segment is managed by a senior executive who reports directly to the chief operating decision maker: the Company’s chief executive officer. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income. The Company reports net trade receivables and inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company’s other assets by segment are not used by the chief operating decision maker in assessing segment performance.

Business segment information for the Company was as follows:

	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

Net revenues:
Americas	$2,476,370	$2,581,271	$2,570,113
Europe	1,195,596	1,099,674	969,249
Asia Pacific	728,948	681,154	653,585
Corporate	—	(1,170)	—

Total net revenues	$4,400,914	$4,360,929	$4,192,947

Operating income:
Americas	$346,855	$403,252	$412,667
Europe	257,941	236,904	214,244
Asia Pacific	99,526	95,262	109,961

Regional operating income	704,322	735,418	736,872
Corporate:
Restructuring charges, net	8,248	14,458	14,149
Postretirement benefit plan curtailment gains	(5,944)	(52,763)	(29,041)
Other corporate staff costs and expenses	176,946	132,682	138,105

Total corporate	179,250	94,377	123,213

Total operating income	525,072	641,041	613,659
Interest expense	154,086	215,715	250,637
Loss on early extinguishment of debt	1,417	63,838	40,278
Other (income) expense, net	1,400	(14,138)	(22,418)

Income before income taxes	$368,169	$375,626	$345,162

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

	November 30, 2008
			Asia
	Americas	Europe	Pacific	Other	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$309,904	$132,328	$83,538	$20,704	$546,474
Inventories	277,910	159,861	105,379	(476)	542,674
Other	—	—	—	1,687,727	1,687,727

Total assets					$2,776,875

	November 25, 2007
			Asia
	Americas	Europe	Pacific	Other	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$375,069	$145,497	$67,367	$19,102	$607,035
Inventories	244,677	167,922	104,376	(1,111)	515,864
Other	—	—	—	1,727,767	1,727,767

Total assets					$2,850,666

Geographic information for the Company was as follows:

	Year Ended
	November 30,	November 25,	November 26,
	2008	2007	2006
	(Dollars in thousands)

Net revenues:
United States	$2,197,968	$2,321,561	$2,326,913
Foreign countries	2,202,946	2,039,368	1,866,034

Total net revenues	$4,400,914	$4,360,929	$4,192,947

	November 30,	November 25,
	2008	2007
	(Dollars in thousands)

Long-lived assets:
United States	$273,761	$300,513
Foreign countries	155,836	164,642

Total long-lived assets	$429,597	$465,155

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 30, 2008, NOVEMBER 25, 2007, AND NOVEMBER 26, 2006

NOTE 21:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of income for the first, second, third and fourth quarters of 2008 and 2007.

	First	Second	Third	Fourth
Year Ended November 30, 2008	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$1,060,920	$915,090	$1,088,384	$1,238,681
Licensing revenue	21,948	21,247	22,409	32,235

Net revenues	1,082,868	936,337	1,110,793	1,270,916
Cost of goods sold	537,669	498,938	578,294	646,211

Gross profit	545,199	437,399	532,499	624,705
Selling, general and administrative expenses	356,431	385,484	385,262	479,305
Restructuring charges, net of reversals	2,222	156	3,344	2,526

Operating income	186,546	51,759	143,893	142,874
Interest expense	40,680	41,070	37,305	35,031
Loss on early extinguishment of debt	30	1,488	(101)	—
Other (income) expense, net	(3,909)	8,108	(14,216)	11,417

Income before taxes	149,745	1,093	120,905	96,426
Income tax expense	52,638	392	51,740	34,114

Net income	$97,107	$701	$69,165	$62,312

	First	Second	Third	Fourth
Year Ended November 25, 2007	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$1,016,299	$997,323	$1,031,702	$1,220,784
Licensing revenue	21,106	19,037	19,466	35,212

Net revenues	1,037,405	1,016,360	1,051,168	1,255,996
Cost of goods sold	539,790	553,233	564,957	660,903

Gross profit	497,615	463,127	486,211	595,093
Selling, general and administrative expenses	295,562	344,792	343,389	402,804
Restructuring charges, net of reversals	12,815	66	(579)	2,156

Operating income	189,238	118,269	143,401	190,133
Interest expense	57,725	55,777	53,142	49,071
Loss on early extinguishment of debt	30	14,299	35	49,474
Other (income) expense, net	(13,588)	(4,306)	172	3,584

Income before taxes	145,071	52,499	90,052	88,004
Income tax expense (benefit)	58,436	6,784	29,158	(179,137)

Net income	$86,635	$45,715	$60,894	$267,141

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

As of November 30, 2008, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our interim chief financial officer. Our chief executive officer and our interim chief financial officer have concluded that at November 30, 2008, our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 30, 2008. In making this assessment, our management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide management’s report in this Annual Report. Under those rules, we will not be required to include the attestation report until the 2010 fiscal year end. We expect to meet these requirements.

Changes in Internal Controls

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently implementing an enterprise resource planning (“ERP”) system on a staged basis in our subsidiaries around the world. We implemented the ERP system in several subsidiaries in our Asia Pacific region prior to fiscal 2008 and, during our second quarter of 2008, in the United States. Our U.S. implementation resulted in a material update to our system of internal control over financial reporting in the second quarter, and issues encountered subsequent to implementation caused us to further revise our internal control process and procedures in order to correct and supplement our processing capabilities within the new system in that quarter. Throughout the ERP system stabilization period, which was substantially complete by November 30, 2008, we continued to improve and enhance our system of internal control over financial reporting. We plan to implement the ERP system in other subsidiaries in the coming years and we believe that the ERP system will simplify and strengthen our system of internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following provides information about our directors and executive officers as of February 2, 2009. In addition to the list below, the Board of Directors elected Martin P. Coles as a new member of the Board, effective February 5, 2009.

Name	Age	Position

T. Gary Rogers(2)	66	Chairman of the Board of Directors
R. John Anderson	57	Director, President and Chief Executive Officer
Robert D. Haas(1)(2)	66	Director, Chairman Emeritus
Vanessa J. Castagna(1)(4)	59	Director
Peter A. Georgescu(3)(4)	69	Director
Peter E. Haas Jr.(1)(4)	61	Director
Richard L. Kauffman(2)(3)	53	Director
Leon J. Level(2)(3)	68	Director
Stephen C. Neal(2)(4)	59	Director
Patricia Salas Pineda(1)(4)	57	Director
Beng (Aaron) Keong Boey	47	Interim President, Levi Strauss Asia Pacific
Armin Broger	47	Senior Vice President and President, Levi Strauss Europe
Robert L. Hanson	45	Senior Vice President and President, Levi Strauss Americas
Hilary K. Krane	45	General Counsel and Senior Vice President, Corporate Affairs
David Love	46	Senior Vice President and Chief Supply Chain Officer
Heidi L. Manes	37	Vice President, Controller and Interim Chief Financial Officer
Lawrence W. Ruff	52	Senior Vice President, Strategy and Worldwide Marketing
Cathleen L. Unruh	60	Senior Vice President, Worldwide Human Resources

(1)	Member, Human Resources Committee.

(2)	Member, Finance Committee.

(3)	Member, Audit Committee.

(4)	Member, Nominating and Governance Committee.

Members of the Haas family are descendants of the family of our founder, Levi Strauss. Peter E. Haas Jr. is a cousin of Robert D. Haas.

T. Gary Rogers, a director since 1998 and our Chairman since February 8, 2008, was most recently Chairman of the Board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., a manufacturer and marketer of premium and super-premium ice cream and frozen dessert products. He held that position from 1977 until the end of 2007. He serves as the Chairman of the Federal Reserve Bank of San Francisco and as a director of Shorenstein Company, L.P. and Stanislaus Food Products.

R. John Anderson, our President and Chief Executive Officer since November 2006, previously served as Executive Vice President and Chief Operating Officer since July 2006, President of our Global Supply Chain Organization since 2004 and Senior Vice President and President of our Asia Pacific region since 1998. He joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi’s brand in 1995. Mr. Anderson also served as interim President of Levi Strauss Europe from 2003 to 2004.

Robert D. Haas, a director since 1980, was named Chairman Emeritus in February 2008. He served as Chairman of our Board from 1989 until February 2008. Mr. Haas joined us in 1973 and served in a variety of marketing, planning and operating positions including serving as our Chief Executive Officer from 1984 to 1999.

Vanessa J. Castagna, a director since 2007, led Mervyns LLC department stores as its executive chairwoman of the board from 2005 until early 2007. Prior to Mervyns LLC, Ms. Castagna served as chairman and chief executive officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as chief operating officer, and was both president and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001.

Martin P. Coles became a director on February 5, 2009. Mr. Coles joined Starbucks in April 2004 as president, Starbucks Coffee International, and, in July 2008, reassumed and currently holds this role, after having served as chief operating officer from September 2007 to July 2008. Prior to joining Starbucks, Mr. Coles served as President and CEO of Reebok International, Ltd., a sports and fitness products company, from December 2001 to February 2004. Prior to joining Reebok International, Ltd., Mr. Coles held several executive level sales and operations positions with NIKE Inc., Letsbuyit.com, Gateway, Inc. and Procter & Gamble.

Peter A. Georgescu, a director since 2000, is Chairman Emeritus of Young & Rubicam Inc., a global advertising agency. Prior to his retirement in 2000, Mr. Georgescu served as Chairman and Chief Executive Officer of Young & Rubicam since 1993 and, prior to that, as President of Y&R Inc. from 1990 to 1993, Y&R Advertising from 1986 to 1990 and President of its Young & Rubicam international division from 1982 to 1986. Mr. Georgescu is currently a director of International Flavors & Fragrances Inc.

Peter E. Haas Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, Joanne and Peter Haas Jr. Fund, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980.

Richard L. Kauffman, a director since October 1, 2008, is currently the Chief Executive Officer and President of Good Energies, Inc. a global investment firm focusing on renewable energy and energy efficiencies, a position he has held since 2006. Previously, Mr. Kauffman was a Managing Director of Goldman Sachs, where he also held positions as the chairman of the Global Financing Group and a member of the firm’s Partnership Committee, Commitments Committee and Investment Banking Division Operating Committee. Before joining Goldman Sachs in 2004, he was a vice chairman of Morgan Stanley’s Institutional Securities Business and co-head of its Banking Department and, prior to that, vice chairman and a member of the European Executive Committee of Morgan Stanley International since 1993. Mr. Kauffman is also currently a director of Q-Cells AG, and sits on the boards of several nonprofit organizations, including The Brookings Institution.

Leon J. Level, a director since 2005, is a former vice president and director of Computer Sciences Corporation, a leading global information technology services company. Mr. Level held ascending and varied financial management and executive positions at Computer Sciences Corporation (Chief Financial Officer from 1989 to 2006), Unisys Corporation (Corporate Vice President, Treasurer and Chairman of Unisys Finance Corporation), Burroughs Corporation (Vice President, Treasurer), The Bendix Corporation (Executive Director and Assistant Corporate Controller) and Deloitte, Haskins & Sells (now Deloitte & Touche). Mr. Level is also a director of UTi Worldwide Inc.

Stephen C. Neal, a director since 2007, is the chairman of the law firm Cooley Godward Kronish LLP. He was also chief executive officer of the firm until January 1, 2008. In addition to his extensive experience as a trial lawyer on a broad range of corporate issues, Mr. Neal has represented and advised numerous boards of directors, special committees of boards and individual directors on corporate governance and other legal matters. Prior to joining Cooley Godward in 1995 and becoming CEO in 2001, Mr. Neal was a partner of the law firm Kirkland & Ellis.

Patricia Salas Pineda, a director since 1991, is currently Group Vice President, National Philanthropy and the Toyota USA Foundation for Toyota Motor North America, Inc. (“TMA”), an affiliate of one of the world’s largest automotive firms. Ms. Pineda joined TMA in 2004 as Group Vice President of Corporate Communications and General Counsel. Prior to joining Toyota Motor North America, Inc., Ms. Pineda was Vice President of Legal,

Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. with which she was associated since 1984. She is currently an advisory trustee of the RAND Corporation and a director of Anna’s Linens.

Aaron Boey became Interim President, Levi Strauss Asia Pacific in October 2008. Previously, Mr. Boey was Regional Managing Director in our Asia Pacific business from 2005. Prior to joining LS&CO., Mr. Boey was Regional Managing Director for Jacuzzi, Inc. from 2003 until he joined us.

Armin Broger joined us as Senior Vice President and President, Levi Strauss Europe in 2007. Prior to joining us, Mr. Broger was Chief Executive Officer for the European business of 7 For All Mankind, a jeans marketer, from 2004 to 2006. From 2000 to 2004, he was the Chief Operating Officer in Europe of Tommy Hilfiger, an apparel marketer. Mr. Broger has also held positions with Diesel, The Walt Disney Company and Bain & Company.

Robert L. Hanson is our Senior Vice President and President of Levi Strauss Americas. He became president of the North America business in 2006. Previously, Mr. Hanson was President and Commercial General Manager of the U.S. Levi’s® brand and U.S. Supply Chain Services since 2005, and President and General Manager of the U.S. Levi’s® brand since 2001. Mr. Hanson was President of the Levi’s® brand in Europe from 1998 to 2000. He began his career with us in 1988, holding executive-level advertising, marketing and business development positions in both the Levi’s® and Dockers® brands in the United States before taking his first position in Europe.

Hilary K. Krane, our General Counsel and Senior Vice President, Corporate Affairs, joined us in 2006. From 1994 to 2005, Ms. Krane held a variety of positions at PricewaterhouseCoopers, one of the world’s leading accounting firms, including Primary Legal Counsel to the U.S. Advisory Practice and, most recently, Assistant General Counsel and Partner. Prior to joining PricewaterhouseCoopers, Ms. Krane was a litigation associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in Chicago.

David Love became our Senior Vice President and Chief Supply Chain Officer in 2004 and is responsible for development, sourcing and delivery of our products worldwide. Prior to assuming this role, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi’s® brand from 1999 to 2001. He began his career with us in 1981.

Heidi L. Manes, our Interim Chief Financial Officer since August 2008, has been our Vice President, Controller and Principal Accounting Officer since 2006. Prior to that, she served as Assistant Corporate Controller from 2004, as Controller of Levi Strauss North America from 2003 to 2004, and as Assistant Controller of Levi Strauss North America from 2002 to 2003. Prior to her employment with us, Ms. Manes held the position of Senior Manager at KPMG LLP, an independent registered public accounting firm.

Lawrence W. Ruff has been our Senior Vice President, Strategy and Worldwide Marketing and Global Marketing Officer since 2004. Mr. Ruff previously was Senior Vice President, Strategy and Commercial Development from 2003 to 2004 and Senior Vice President, Worldwide Marketing Services from 1999 to 2003. He joined us in 1987. From 1987 to 1996, he held a variety of marketing positions in the United States and Europe. He served as Vice President, Marketing and Development for Levi Strauss Europe, Middle East and Africa from 1996 to 1999 when he became Vice President, Global Marketing.

Cathleen L. Unruh, Senior Vice President, Worldwide Human Resources, rejoined us in 2007. Ms. Unruh first joined LS&CO. in 1983. During her first 20 years with us, she held numerous regional and global human resources leadership roles in the United States and Europe. In 2004, Ms. Unruh joined Gap Inc. initially as Vice President — Human Resources for the Corporate Staff groups, and culminating in her role as Vice President — Human Resources for Gap International.

Our Board of Directors

Our board of directors currently has 11 members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class III (Mr. Anderson, Ms. Pineda and Mr. Rogers) will end at our annual stockholders’ meeting in 2010. The term for directors in Class I (Mr. Georgescu, Mr. R.D. Haas, Mr. Level and Mr. Neal) will end at our annual stockholders’ meeting in 2011. The term for directors in Class II

(Ms. Castagna, Mr. P. E. Haas Jr., Mr. Kauffman and Mr. Coles) will end at our annual stockholders’ meeting in 2012.

Committees.  Our board of directors has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held nine meetings during 2008.

—  Members: Mr. Level (Chair), Mr. Georgescu and Mr. Kauffman.

Mr. Level is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The finance committee held one meeting in 2008 and otherwise acted by unanimous written consent.

—  Members: Mr. Rogers (Chair), Mr. R.D. Haas, Mr. Kauffman, Mr. Level and Mr. Neal.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The human resources committee held five meetings in 2008.

—  Members: Ms. Pineda (Chair), Ms. Castagna, Mr. P.E. Haas Jr. and Mr. R.D. Haas.

•	Nominating and Governance. Our nominating and governance committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The nominating and governance committee held three meetings in 2008.

—  Members: Mr. Georgescu (Chair), Ms. Castagna, Mr. Neal, Mr. P.E. Haas Jr. and Ms. Pineda.

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

COMPENSATION DISCUSSION AND ANALYSIS

LS&CO.’s compensation policies and programs are designed to support the achievement of our strategic business plans by attracting, retaining and motivating exceptional talent. Our ability to compete effectively in the marketplace depends on the knowledge, capabilities and integrity of our leaders. Our compensation programs help create a high-performance, outcome-driven and principled culture by holding leaders accountable for delivering results, developing our employees and exemplifying our core values of empathy, originality, integrity and courage.

The Human Resources Committee of the Board of Directors (the “HR Committee”) is responsible for fulfilling the Board’s obligation to oversee executive compensation practices at LS&CO. Each year, the HR Committee conducts a review of LS&CO.’s compensation and benefits programs to ensure that the programs are aligned with the Company’s business strategies, the competitive practices of our peer companies and our stockholders’ interests.

Compensation Philosophy and Objectives

LS&CO.’s executive compensation philosophy focuses on the following key goals:

•	Attract, motivate and retain high performing talent in an extremely competitive marketplace

•	Our ability to achieve our strategic business plans and compete effectively in the marketplace is based on our ability to attract, motivate and retain exceptional leadership talent in a highly competitive talent market.

•	Deliver competitive compensation for competitive results

•	The Company provides competitive total compensation opportunities that are intended to attract, motivate and retain a highly capable and results-driven executive team, with the majority of compensation based on the achievements of performance results.

•	Align the interests of our executives with those of our stockholders

•	LS&CO. programs offer compensation incentives designed to motivate executives to enhance total stockholder return. These programs align certain elements of compensation with our achievement of corporate growth objectives (including defined financial targets and increases in stockholder value) as well as individual performance.

Policies and Practices for Establishing Compensation Packages

Establishing the elements of compensation

The HR Committee establishes the elements of compensation for our named executive officers after an extensive review of market data on the executives from the peer group described below. The HR Committee reviews each element of compensation independently and in the aggregate to determine the right mix of elements, and associated amounts, for each named executive officer.

A consistent approach is used for all named executive officers when setting each compensation element. However, the HR Committee, and the Board for the CEO, maintains flexibility to exercise its independent judgment in how it applies the standard approach to each executive, taking into account unique considerations existing at an executive’s time of hire, or the current and future estimated value of previously granted long-term incentives relative to individual performance.

Competitive peer group

In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee references data provided by Hewitt Associates concerning 31 peer companies in the consumer products, apparel and retail industry segments. The HR Committee also references data from the Apparel Industry Compensation Survey published by ICR/Salary.com for commercial positions. The peer group is representative of the types of companies LS&CO. competes with for executive talent, which is the primary consideration for inclusion in the peer group. Revenue size and other financial measures, such as cash flow and profit margin, are secondary considerations in selecting the peer companies.

The peer group used in establishing our named executive officers’ 2008 compensation packages was:

Company Name

Abercrombie & Fitch Co.	LVMH Moët Hennessy Louis Vuitton Inc
Alberto-Culver Company	Mattel, Inc.
AnnTaylor Stores Corporation	The Neiman-Marcus Group, Inc.
Avon Products, Inc.	NIKE, Inc.
The Bon-Ton Stores, Inc.	Nordstrom, Inc.
Charming Shoppes, Inc.	Pacific Sunwear of California, Inc.
The Clorox Company	J.C. Penney Company, Inc.
Colgate-Palmolive Company	Phillips-Van Heusen Corporation
Eddie Bauer Holdings, Inc.	Retail Ventures, Inc.
The Gap, Inc.	Revlon Inc.
General Mills, Inc.	Sara Lee Corporation
Hasbro, Inc.	Whirlpool Corporation
Kellogg Company	Williams-Sonoma, Inc.
Kimberly-Clark Corporation	Wm. Wrigley Jr. Company
Kohl’s Corporation Limited Brands, Inc.	Yum! Brands Inc.

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

Ms. Manes is serving as the Company’s Interim Chief Financial Officer as well as continuing in her role as Vice President, Controller. As such, the compensation guidelines and procedures established for our named executive officers as described here do not apply to her. Her compensation continues to be managed in a manner consistent with the guidelines for all other vice president and director level employees.

Establishing the CEO compensation package

At the completion of each year, the Nominating and Governance Committee (the “N&G Committee”) assesses the CEO’s performance against annual objectives that were established jointly by the CEO and the N&G Committee at the beginning of that year. The N&G Committee takes into consideration feedback gathered from Board members and the direct reports to the CEO, in addition to the financial and operating results of the Company for the year, and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group data in its deliberations. During this decision-making process, the HR Committee consults with Hewitt Associates, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO’s current compensation, and provides perspective on other company CEO compensation practices. Based on all of these inputs, in addition to the same guidelines used for setting annual cash, long-term and total compensation for the other named executives, described above, the HR Committee prepares a recommendation to the full Board on all elements of the CEO compensation. The full Board then considers the HR Committee’s recommendation and approves the final compensation package for the CEO.

Role of executives and third parties in compensation decisions

Hewitt Associates acts as the HR Committee’s independent consultant and as such, advises the HR Committee on industry standards and competitive compensation practices, as well as on the Company’s specific executive compensation practices. Hewitt Associates does not provide any other consulting services to the Company. Executive officers may influence the compensation package developed by the Board for the CEO by providing input on the CEO’s performance in the past year. The CEO influences the compensation packages for each of the other named executive officers through his recommendations made to the HR Committee.

Elements of Compensation

The primary elements of compensation for our named executive officers are:

•	Base Salary

•	Annual Incentive Awards

•	Long-Term Incentive Awards

•	Retirement Savings and Insurance Benefits

•	Perquisites

Base Salary

The objective of base salary is to provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience and performance. The HR Committee targets base salaries for each position near the median (50th percentile) of the peer group. However, the peer group data serves as a general guideline only and the HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each individual. Therefore, the final salary may not be at the median of the peer group. Merit increases for the named executive officers are considered by the HR Committee on an annual basis and are based on the executive’s individual performance against planned objectives and his or her base salary relative to the median of that paid to similar executives by the peer group. Based on the CEO recommendations and HR Committee’s deliberations, each of the named executives received a merit increase in 2008. However, due to the continuing economic and business challenges, no merit increases were awarded to the named executives for 2009.

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

Performance measures

Our priorities for 2008 were to grow the Company profitably and continue to increase stockholder value. Our 2008 AIP goals were aligned with these key priorities through three performance measures:

•	Earnings before interest and taxes (“EBIT”), a non-GAAP measure that is determined by deducting from operating income, as determined under generally accepted accounting principles in the United States (“GAAP”), the following: restructuring expense, net curtailment gains from our post retirement medical plan in the United States, and certain management-defined unusual, non-recurring SG&A expense/income items,

•	Days in working capital, a non-GAAP measure defined as the average days in net trade receivables, plus the average days in inventories, minus the average days in accounts payable, where averages are calculated based on ending balances over the past thirteen months, and

•	Net revenue as determined under GAAP.

We use these measures because we believe they are key drivers in increasing stockholder value and because every employee can impact them in some way. EBIT and days in working capital are used as indicators of our earnings and operating cash flow performance, and net revenue is used as an indicator of our growth. These measures may change from time to time based on business priorities. The HR Committee establishes the goals for each measure and the respective funding scale at the beginning of each year to incent the executive team and all employee participants to strive and perform at a high level to meet the goals. We do not assume that the AIP pools will always fund at 100%. If goal levels are not met but performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company performance.

Funding the AIP pool

The AIP funding, or the amount of money made available in the AIP pool at the end of the year, is dependent on how actual performance compares to the goals. In 2008, the three measures of EBIT, days in working capital and net revenue worked together as follows to determine AIP funding:

•	Actual EBIT performance compared to our EBIT goals determines initial EBIT AIP funding.

•	Actual days in working capital performance compared to our days in working capital goals results in a working capital modifier, which increases or decreases the initial EBIT AIP funding.

•	Actual net revenue performance compared to our net revenue goals determines Net Revenue AIP funding. To ensure that incremental net revenue meets profitability goals, actual EBIT must meet or exceed our EBIT goals in order for net revenue funding to be in excess of 100%.

•	EBIT funding and Net Revenue funding are multiplied by the respective incentive pool funding weight and are totaled to determine the AIP funding.

There are multiple AIP pools reflecting the multiplicity of our businesses and geographic segments. For most employees, the AIP funding is based on a mix of their respective business unit’s performance and the performance of the next higher organizational level. Therefore, the final AIP funding for a business unit is the resulting weighted sum of this mix. For example, the funding for our business in one European country is based on a mixture of the performance of our business in that country and the overall European region’s business performance. Likewise, the funding for our overall business in the Europe region is based on the mixture of total regional performance and total Company performance. The intention is to tie individual rewards to the local business unit that the employee most directly impacts and to reinforce the message that the same efforts and results have an impact on the larger organization. For corporate staff positions, such as Finance, Human Resources and Legal positions, that provide support to the entire Company, the funding is based entirely on total Company performance.

The AIP funding for our named executive officers is based on the following: For our CEO, CFO, and Senior Vice President, Global Sourcing, the AIP funding is based 100% on total Company performance. For our three regional presidents who are named executive officers, the AIP funding is based 50% on total Company and 50% on their respective region’s performance.

At the close of the fiscal year, the HR Committee reviews and approves the final AIP funding levels based on the level of attainment of the designated financial measures at the local, regional and total Company levels. AIP funding can range from 0% to a maximum of 175% of the target AIP pool.

Determining named executives’ AIP targets and actual award amounts

The AIP targets for the named executive officers are a specific dollar amount based on a defined percentage of the executive’s base salary, called the AIP participation rate. The AIP participation rate is typically based on the executive’s position and peer group practices.

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

Although the AIP participation rates of the named executive officers are targeted at the median (50th percentile) of that established by the peer group, an executive’s actual award is not formulaic. Like all employees, the actual AIP award is based on the assessment of the executive’s performance against his or her annual objectives and performance relative to his or her peers, in addition to the AIP funding. Based on the determining factors, the actual AIP awards paid to the named executive officers in 2008 were below their target amounts due to actual business and individual performance. The target AIP participation rates, target amounts and actual award payments of the named executive officers for 2008 were as follows:

	2008 AIP	2008 Target	2008 AIP Actual
Name	Participation Rate	Amount	Award Payment

John Anderson	110%	$1,402,500	$561,000
Heidi Manes(1)	50%	155,625	127,613
Armin Broger(2)	65%	618,044	216,315
Robert Hanson	70%	499,800	249,900
David Love	65%	296,010	248,648

Hans Ploos van Amstel(3)	65%	390,000	—
Alan Hed(4)	65%	263,900	250,705

(1)	For the purposes of calculating Ms. Manes’ AIP target amount, her base salary includes the monthly cash bonuses paid to her in recognition for her serving as the interim CFO for the duration of the interim assignment.

(2)	Mr. Broger is paid in Euros. For purposes of the table, this amount was converted into U.S. dollars using an exchange rate of 1.2733, which is the average exchange rate for the last month of the fiscal year.

(3)	Mr. Ploos van Amstel stepped down from the CFO position effective August 27, 2008 and did not receive an AIP payment for 2008, which was instead replaced by his total separation payment.

(4)	Mr. Hed separated from the Company effective November 1, 2008 but received the AIP payment shown in connection with his separation.

Long-Term Incentives

The HR Committee believes a large part of an executive’s compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our named executive officers are in the form of equity awards and are competitive with those offered by companies in the peer group for similar jobs. The HR Committee targets long-term incentive award opportunities for our named executive officers near the 75th percentile of the peer group, although the HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the long-term incentive award levels for each individual. A significant portion of the total compensation of each named executive officer is in the form of long-term equity incentive awards. For more information on the 2008 long-term equity grants, see the 2008 Grants of Plan-Based Awards table.

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

Equity Incentive Plan

Our omnibus 2006 Equity Incentive Plan (“EIP”) enables our HR Committee to select from a variety of stock awards in defining long-term incentives for our management, including stock options, restricted stock and restricted stock units, and stock appreciation rights (“SARs”). The EIP permits the grant of performance awards in the form of equity or cash. Stock awards and performance awards may be granted to employees, including named executive officers, non-employee directors and consultants.

To date, SARs have been the only form of equity granted to our named executive officers under the EIP, with the exception of Ms. Manes. SARs are typically granted annually with four-year vesting periods and exercise periods of up to ten years. (See the table entitled “Outstanding Equity Awards at 2008 Fiscal Year-End” for details concerning the SARs’ vesting schedule.) The HR Committee chose to grant SARs rather than other available forms of equity compensation to allow the Company the flexibility to grant SARs that may be settled in either stock or cash. The terms of the SAR grants made to our named executive officers to-date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders’ Agreement and the Voting Trust Agreement, including restrictions on voting rights and transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The Company’s obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (See Note 5 to our audited consolidated financial statements included in this report for more details).

Ms. Manes is serving as a named executive officer on an interim basis. As such, she is ineligible to receive a SAR grant. However, Ms. Manes does participate in the cash-based long-term incentive plans that are in place for all vice president and director level employees. The Total Shareholder Return Plan (“TSRP”) under our EIP is similar to a stock appreciation rights plan in that awards are based on the amount of stock price increase. The Long-Term Incentive Plan (“LTIP”) is based on performance against the Company’s 3-year internal goals. Awards under both plans vest automatically at the end of their respective 3-year performance periods and payments are made in cash.

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

In 2004, we froze our U.S. defined benefit pension plan and increased the Company match under the 401(k) plan. This change was made in recognition of an employment market that is characterized by career mobility, and traditional pension plan benefits are not portable. Of our named executive officers, Heidi Manes, Robert Hanson, David Love and Alan Hed have adequate years of service to be eligible for future benefits under the frozen U.S. defined benefit pension plan.

Defined contribution retirement plan

The Employee Savings and Investment Plan is a qualified 401(k) defined contribution savings plan that allows U.S. employees, including executive officers, to save for retirement on a pre-tax basis. The Company matches up to a certain level of employee contributions. In addition, the Company provides a profit-sharing contribution if we exceed our internal annual business plan goals. This enables employees to share in the Company’s success when we outperform our goals.

Deferred compensation plan

The Deferred Compensation Plan for Executives and Outside Directors is a nonqualified, unfunded tax effective savings plan provided to the named executive officers and other executives, and the outside directors.

Perquisites

LS&CO. believes perquisites are an element of competitive total rewards. The Company is highly selective in its use of perquisites, the total value of which is modest. The primary perquisite provided to the named executive officers is a flexible allowance to cover expenses such as auto-related expenses, financial and tax planning, legal assistance and excess medical costs.

Tax and Accounting Considerations

We have structured our compensation program to comply with Internal Revenue Code Section 409A. Because our common stock is not registered on any exchange, we are not subject to Section 162(m) of the Internal Revenue Code.

Severance and Change in Control Benefits

The Executive Severance Plan is meant to provide a reasonable and competitive level of financial transitional support to executives who are involuntarily terminated. If employment is involuntarily terminated by the Company due to reduction in force, layoff or position elimination, the executive is eligible for severance payments and benefits. Severance benefits are not payable upon a change in control if the executive is still employed by or offered a comparable position with the surviving entity.

Under the 2006 EIP, in the event of a change in control in which the surviving corporation does not assume or continue the outstanding SARs program or substitute similar awards for such outstanding SARs, the vesting schedule of all SARs held by executives that are still employed upon the change in control will be accelerated in full as of a date prior to the effective date of the transaction as the Board determines. This accelerated vesting structure is designed to encourage the executives to remain employed with the Company through the date of the change in control and to ensure that the equity incentives awarded to the executives are not eliminated by the surviving company.

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2008.

The Human Resources Committee

Patricia Salas Pineda (Chair)
Vanessa J. Castagna
Peter E. Haas Jr.
Robert D. Haas

Summary Compensation Data

The following table provides compensation information for (i) our chief executive officer, (ii) our interim chief financial officer and former chief financial officer, and (iii) three executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year and (iv) an additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

						Change in
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
Name and				Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus(2)	Awards(3)	Compensation(4)	Earnings(5)	Compensation(6)	Total

John Anderson	2008	$1,270,192	$—	$2,868,398	$561,000	$—	$1,211,550	$5,911,140
President and Chief	2007	1,250,000	—	2,298,664	1,031,250	36,341	2,166,438	6,782,693
Executive Officer
Heidi Manes	2008	282,048	—	—	127,613	—	122,412	532,073
Chief Financial Officer (Interim)
Armin Broger(1)	2008	950,837	—	357,386	216,315	12,310	401,951	1,938,799
Senior Vice President and	2007	812,556	804,430	218,011	808,398	—	583,619	3,227,014
President Levi Strauss Europe
Robert Hanson	2008	711,846	—	766,801	249,900	12,234	111,359	1,852,140
Senior Vice President and	2007	700,769	—	635,597	400,776	—	128,595	1,865,737
President Levi Strauss Americas
David Love	2008	451,254	—	174,550	248,648	—	511,463	1,385,915
Senior Vice President
Global Sourcing

Hans Ploos van Amstel	2008	592,308	—	599,808	—	—	92,762	1,284,878
Senior Vice President and	2007	547,769	—	632,141	316,536	—	201,476	1,697,922
Chief Financial Officer
Alan Hed	2008	380,961	—	188,351	250,705	3,553	700,601	1,524,171
Senior Vice President and President Levi strauss Asia Pacific

(1)	Mr. Broger is paid in euros. For purposes of the table, his 2008 payments were converted into U.S. dollars using an exchange rate of 1.2733 and for 2007, an exchange rate of 1.4626. These rates were the average exchange rates for the last month of the 2008 and 2007 fiscal years, respectively.

(2)	For Mr. Broger, the 2007 amount reflects a sign-on bonus of $804,430 per his employment contract.

(3)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended November 30, 2008 and November 25, 2007 for awards granted under the EIP. The amounts are calculated using the same valuation methodology used for financial reporting purposes in accordance with SFAS No. 123(R) and as such, do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in the calculation of these amounts, see Notes 1 and 14 of the audited consolidated financial statements included elsewhere in this report.

(4)	These amounts reflect the AIP awards made to the named executive officers.

For Mr. Broger, the 2007 amount reflects an AIP payment of $808,398 which was based on a guaranteed AIP target of 100%, per his employment contract, prorated for the number of months Mr. Broger was employed during the fiscal year.

For Mr. Hed, the 2008 amount reflects an AIP payment of $250,705, per his separation agreement.

(5)	For Ms. Manes and Mssrs. Hanson, Love and Hed, the 2008 change in U.S. pension value is due solely to changes in actuarial assumptions used in determining the present value of the benefits. These assumptions, such as discount rates, age-rating and mortality assumptions, may vary from year-to-year. Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. The change in present value actuarial assumptions also applies to the changes in Mr. Love’s Belgian and U.K. pension values, as he is accruing no further benefits under those plans. Only positive changes in pension value have been reported.

For Mr. Broger, the 2008 change in pension value is due to additional credited service under the Dutch pension plan and changes in actuarial assumptions used in determining the present value of benefits, as stated above. In 2007, no change in the pension value of this plan was reflected for Mr. Broger because he was hired in February 2007 and therefore, only began participating in the Netherlands Pension Plan in that year.

For Mr. Hanson, in 2007 no positive change in pension value was reported because the value of the Home Office Pension Plan declined from the 2006 pension plan measurement date to the 2007 pension plan measurement date,. The decline was due to the actuarial assumptions used to determine the present value of his benefits.

(6)	For Mr. Anderson, the 2008 amount reflects a payment of $1,000,000, the 2nd installment of the total amount to assist with his relocation from Singapore to San Francisco, per his employment agreement, a company 401(k) match totaling $172,608 and an executive allowance of $35,177, $16,015 of which was toward the provision of a car. The 2007 amounts include $634,457 associated with benefits, to which he in entitled under the global assignment and relocation programs, that were attributable to 2007 compensation, but not determinable or payable until 2008. For purposes of the table, the 2007 global assignment payments, which were paid in Singapore dollars, were converted into U.S. dollars using the exchange rate of 0.691, which was the average exchange rate for the last month of the 2007 fiscal year.

For Ms. Manes, the 2008 amount reflects a monthly bonus of $15,000 beginning September 2008 that will continue for the duration of her Interim Chief Financial Officer assignment, an LTIP payment of $35,000, a project bonus of $20,000 related to the ERP stabilization, a company 401(k) match of $11,250 and an executive allowance of $11,162.

For Mr. Broger, the 2008 and 2007 amounts reflect items provided under his employment contract using the foreign exchange rates noted above. The 2008 amount reflects $12,126 for tax administration and legal fees, $54,243 as a housing allowance, $32,546 for children’s schooling, a car provided for Mr. Broger’s use valued at $30,559, $98,947 for the purchase of individual pension insurance and a tax protection benefit of $173,530. The 2007 amount reflects $92,094 for the purchase of individual pension insurance and a tax protection benefit of $267,232 based on his Netherlands tax rate, amounts that were attributable to 2007 compensation, but not determinable or payable until 2008.

For Mr. Hanson, the 2008 amount reflects a company 401(k) match totaling $83,447 and an executive allowance of $27,912.

For Mr. Love, the 2008 amount reflects $342,526 associated with general expenses covered under our global assignment program, $28,274 associated with relocation expenses, an LTIP payment of $70,000, a company 401(k) match totaling $52,463 and an executive allowance of $18,200.

Mr. Ploos van Amstel stepped down from his position of CFO effective August 27, 2008. The 2008 amount reflects a company 401(k) match totaling $57,779, an executive allowance of $17,862 and a life insurance premium payment of $15,290. The 2007 amount reflects residual relocation benefits of $7,524 which was attributable to 2007 compensation, but not determinable or payable until 2008.

Mr. Hed separated from the Company effective November 1, 2008. The 2008 amount reflects payments associated with his separation agreement (see Other Matters — Employment Contracts for further details) as follows: a separation payment of $203,000, $14,628 of unused vacation and an LTIP payment of $35,000. In addition, Mr. Hed received $399,298 under our global assignment program, a company 401(k) match totaling $32,310 and an executive allowance of $15,000.

OTHER MATTERS

Employment Contracts

Mr. Anderson.  We have an employment arrangement with Mr. Anderson effective November 27, 2006. The arrangement provides for a minimum base salary of $1,250,000. His base salary has since been adjusted, and may be further adjusted, by annual merit increases. Mr. Anderson is also eligible to participate in our AIP at a target participation rate of 110% of base salary.

Mr. Anderson also receives benefits to assist with the relocation of Mr. Anderson and his family from Singapore to San Francisco, California as follows: a one-time irrevocable gross payment of $5,800,000, of which $3,800,000 was paid in November 2006 and $1,000,000 was paid in each of January 2008 and January 2009, availability of a company-paid apartment and automobile while his family remained in Singapore; prior to their relocation, temporary housing in San Francisco upon his arrival and application of his Australian hypothetical tax rate on his 2006 Annual Incentive Plan and final 2006 Management Incentive Plan payments. Mr. Anderson also receives healthcare, life insurance, long-term savings program and relocation program benefits, as well as benefits under our various executive perquisite programs with an annual value of less than $30,000. Mr. Anderson continues to be eligible for ongoing home leave benefits. The portions of these benefits that were paid in 2007 and 2008 are reflected in the Summary Compensation Table.

In addition to the foregoing arrangements, Mr. Anderson was considered a global assignee during the period that he was employed with us in Singapore in 2006. Our approach for global assignee employees is to ensure that individuals working abroad are compensated as they would be if they were based in their home country, in this case Australia, by offsetting expenses related to a global assignment. This approach covers all areas that are affected by the assignment, including salary, cost of living, taxes, housing, benefits, savings, schooling and other miscellaneous expenses. Although Mr. Anderson was no longer formally considered a global assignee upon his assuming the President and Chief Executive Officer role at the beginning of 2007, his family’s relocation from Singapore to the

United States occurred throughout the middle of 2007. Therefore, certain global assignee benefits were provided to Mr. Anderson during 2007 as he completed the transition.

Mr. Anderson’s employment is at-will and may be terminated by us or by Mr. Anderson at any time. Mr. Anderson does not receive any separate compensation for his services as a member of our board of directors.

Mr. Broger.  We entered into an employment contract with Mr. Broger, effective February 26, 2007. Mr. Broger is a resident of the Netherlands, whose employment is based in Brussels. Our employment contract with Mr. Broger was structured in a manner consistent with European employment practices for senior executives. Therefore, Mr. Broger’s compensation and benefits are different from our U.S. — based named executive officers. Under the terms of his employment agreement, Mr. Broger was offered a base salary at an annual rate of EUR 725,000, which has been adjusted, and may be further adjusted, by annual merit increases. Mr. Broger is eligible to participate in our AIP at a target participation rate of 65% of base salary, except that in 2007 only, he had a target participation rate of 100% of his base salary. Mr. Broger received a one-time sign-on bonus of EUR 550,000 net, and ongoing pension benefits, subsidies for housing and his children’s education, life insurance and car usage benefits, and certain de minimus perquisites. His agreement also provided for a grant with a target value of $1,500,000 under the Company’s previous Senior Executive Long-Term Incentive Plan which, because that plan was replaced by the EIP, was converted to a SAR grant. We have also agreed to provide Mr. Broger tax protection, similar to our global assignment practices described above. Should he experience a tax burden in excess of the tax burden that he would have experienced had he been working 100% of his time in the Netherlands, the Company will pay the excess amount. The portions of these benefits that were paid in 2007 and 2008 are reflected in the Summary Compensation Table.

In the case of termination, for reasons other than cause, we will provide Mr. Broger with eight months’ notice in addition to a lump sum payment of two times his annual base salary and two times his AIP target amount at the time of termination. In addition, in exchange for a six month non-compete restriction, we will pay a one-time payment of six months’ salary.

Mr. Broger’s employment is at-will and may be terminated by us or by Mr. Broger at any time.

Mr. Ploos van Amstel.  We had an employment arrangement with Mr. Ploos van Amstel effective March 3, 2005. Under the arrangement, Mr. Ploos van Amstel was offered an annual base salary of $500,000, which was subsequently adjusted by an annual merit increase, and was eligible to participate in our AIP at a target participation rate of 65% of base salary. The arrangement entitled him to a grant with a target value of $700,000 under the Company’s previous Senior Executive Long-Term Incentive Plan, which was a cash-settled stock appreciation rights plan which had a one-time payout in February 2008 and is no longer effective. In addition, Mr. Ploos van Amstel received an initial bonus of $300,000 net of taxes, which equated to a $524,302 gross payment.

Under his arrangement, Mr. Ploos van Amstel was entitled to specified fringe benefits, including healthcare benefits, reimbursement of expenses associated with the relocation of his household from Belgium to San Francisco, California, five years of home leave subsidy and benefits under the various executive perquisite programs available to similarly ranked executives. The portion of these benefits that were paid in 2007 and 2008 are reflected in the Summary Compensation Table.

Effective August 27, 2008, Mr. Ploos van Amstel stepped down from his position of Senior Vice President and Chief Financial Officer. He continued in the employ of LS&CO. as a financial consultant. In connection with his change in position, he was entitled to receive $1,485,000 and, if he relocated to Europe within eighteen months of the change under certain conditions, a relocation expense reimbursement of $300,000. In addition, Mr. Ploos van Amstel was entitled to paid home leave for himself and his family, subsidized COBRA premiums and payment of any unused vacation time. Effective January 13, 2009, Mr. Ploos van Amstel terminated his employment with LS&CO.

Mr. Hed.  Effective November 1, 2008, Mr. Hed separated from the Company. In connection with his departure, he received a separation payment of $203,000, payment of unused vacation, a 2008 Annual Incentive Plan payment based on the final actual funding of the AIP and a payout of his 2006 Long-Term Incentive Plan grant. He is also eligible for subsidized COBRA premiums, will be provided outplacement assistance for 12 months, and will be allowed to exercise any vested SARs as of his termination date under the terms of the plan. As part of the separation agreement, we are also providing Mr. Hed normal benefits under our global assignment program to assist with the repatriation of his family and himself back to the U.S.

2008 Grants of Plan-Based Awards

No SARs were granted to the Company’s named executive officers in 2008. The following information reflects awards under our 2008 Annual Incentive Plan. 2008 actual AIP awards for our named executive officers are disclosed in the Summary Compensation Table.

Estimated Future Payouts
Under Non-Equity
Incentive Plan Awards

		Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)

John Anderson	2008	—	$1,402,500	$2,805,000
Heidi Manes	2008	—	155,625	311,250
Armin Broger	2008	—	618,044	1,236,088
Robert Hanson	2008	—	499,800	999,600
David Love	2008	—	296,010	592,020

Hans Ploos van Amstel	2008	—	390,000	780,000
Alan Hed	2008	—	263,900	527,800

Ms. Manes received a 2008 grant under the TSRP, the Company’s cash-settled stock appreciation rights plan, as detailed below. The plan has a 3-year vesting period and a mandatory cash-out at the end of the period, based on the amount the stock price has appreciated from the original grant date. Like the SARs, the share price is also determined by the Board based on the Evercore valuation process.

		Number of
Name	Grant Date	TSRP Units	Strike Price(1)	Payment Date

Heidi Manes	2/8/2008	8,700	$50.00	Feb. 2011

(1)	The exercise price is based on the fair market value of the Company’s common stock as of the grant date established by the Evercore valuation process.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information on the current unexercised and unvested SAR holdings by the Company’s named executive officers as of November 30, 2008. The vesting schedule for each grant is shown following this table. Ms. Manes has not been granted any SARs. As mentioned previously, no SARs were granted to the Company’s named executive officers in 2008.

	SAR Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	SAR	SAR
	Unexercised SARs	Unexercised SARs	Exercise	Expiration
Name	Exercisable	Unexercisable(1)	Price(2)	Date

John Anderson	212,069	250,627	$42.00	12/31/2012
	41,485	82,970	$68.00	8/1/2017
Armin Broger	—	54,368	$53.25	2/26/2013
	5,657	11,314	$68.00	8/1/2017
Robert Hanson	58,319	68,923	$42.00	12/31/2012
	10,371	20,743	$68.00	8/1/2017
David Love	8,466	10,006	$52.25	2/8/2013
	4,714	9,429	$68.00	8/1/2017

Hans Ploos van Amstel	58,319	68,923	$42.00	12/31/2012
	10,371	20,743	$68.00	8/1/2017
Alan Hed	8,082	—	$52.25	2/8/2013
	5,657	—	$68.00	8/1/2017

(1)	SAR Vesting Schedule

Grant Date	Exercise Price	Vesting Schedule

7/13/2006	$42.00	1/24th monthly vesting beginning 1/1/08
2/8/2007	$52.25	1/24th monthly vesting beginning 2/8/08
2/26/2007	$53.25	1/24th monthly vesting beginning 2/26/09
8/1/2007	$68.00	25% vested on 7/31/08; monthly vesting over remaining 36 months

The named executive officers may only exercise vested SARs during certain times of the year under the terms of the EIP.

(2)	The SAR exercise prices reflect the fair market value of the Company’s common stock as of the grant date as established by the Evercore valuation process. Upon the vesting and exercise of a SAR, the recipient will receive a voting trust certificate representing shares of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.

EXECUTIVE RETIREMENT PLANS

The following table provides information regarding executive retirement arrangements applicable to the named executive officers as of November 30, 2008.

			Present Value of
		Number of Years	Accumulated	Payments
		Credited Service as	Benefits as of	During Last
Name	Plan Name	of 11/30/2008	11/30/2008	Fiscal Year

Heidi Manes	U.S. Home Office Pension Plan (qualified plan)	2.3	$19,768	—
Armin Broger(1)	Netherlands Retirement Plan	1.8	21,857	—
Robert Hanson	U.S. Home Office Pension Plan (qualified plan)	16.8	229,520	—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	16.8	583,333	—

	Total		$812,853

David Love(2)	U.S. Home Office Pension Plan (qualified plan)	3.5	$52,067	—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	3.5	60,258
	Belgian Pension Plan	8.3	253,593	—
	U.K. Pension Plan	4.7	42,948	—

	Total		$408,866

Alan Hed	U.S. Home Office Pension Plan (qualified plan)	4.6	$74,048	—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	4.6	74,933	—

	Total		$148,981

(1)	Mr. Broger’s benefits under this plan are in Euros. For purposes of the table, these amounts were converted into U.S. dollars using an exchange rate of 1.2733, which is the average exchange rate for the last month of the fiscal year.

(2)	Mr. Love’s Belgian and U.K. benefits have been converted into U.S. dollars using exchange rates of 1.2733 and 1.5475, respectively, which are the average exchange rates for the Euro and the pound Sterling for the last month of the fiscal year.

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

Heidi Manes, Robert Hanson, David Love and Alan Hed

Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Of our named executive officers, Ms. Manes and Mssrs. Hanson, Love and Hed have adequate years of service to be eligible for benefits under the frozen defined benefit pension plan. The normal retirement age is 65 with five years of service; early retirement age is 55 with 15 years of service. None of the named executive officers noted above are eligible for early retirement at this time. If they elect to receive their benefits before normal retirement age, the accrued benefit is reduced by an applicable factor based on the number of years before normal retirement. Benefits are 100% vested after five years of service, measured from the date of hire.

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

The valuation method and assumptions are as follows:

a) The values presented in the Pension Benefits table are based on certain actuarial assumptions as of November 25, 2007, and November 26, 2006, for purposes of SFAS 87; see Notes 1 and 11 of the audited consolidated financial statements included elsewhere in this report for more information.

b) The discount rate and post-retirement mortality utilized are based on information presented in the pension footnotes. No assumptions are included for early retirement, termination, death or disability prior to normal retirement at age 65.

c) Present values incorporate the normal form of payment of life annuity for single participants and 50% joint and survivor for married participants.

David Love

Mr. Love has worked in multiple international locations during his employment with us. However, we do not have a single global pension plan. As a result, he has been a participant in three different pension plans, the U.S. pension plan described above, and the Belgian and U.K. pension plans. The U.K. plan is a defined benefit plan based on the highest annual average of pensionable earnings in any period of three consecutive years in a ten year period. Payments are made in a monthly annuity. Normal retirement age is 60 under the plan. The Belgian pension plan is also a defined benefit plan, but the benefits are based on the highest five years of base salary and are payable as a lump sum upon retirement. Normal retirement age is also 60 under this plan. Mr. Love is not accruing further benefits under either the Belgian or the U.K. pension plans, as he is no longer an active participant. Additionally, the U.S. pension plan was frozen effective November 28, 2004, so no further benefits are being accrued under this plan.

Non-Qualified Deferred Compensation

The Deferred Compensation Plan for Executives and Outside Directors (“Deferred Compensation Plan”) is a U.S. nonqualified, unfunded tax effective savings plan provided to the named executive officers, among other executives and the directors, as part of competitive compensation.

Participants may elect to defer all or a portion of their base salary and AIP payment and may elect an in-service and/or retirement distribution. Executive officers who defer salary or bonus under this plan are credited with market-based returns depending upon the investment choices made by the executive applicable to each deferral. The investment options under the plan, which closely mirror the options provided under our qualified 401(k) plan, include a number of mutual funds with varying risk and return profiles. Participants may change their investment choices as frequently as they desire, consistent with our 401(k) plan.

In addition, under the Deferred Compensation Plan, the Company provides a match on all deferrals, up to 10% of eligible compensation that cannot be provided under the qualified 401(k) plan due to IRS qualified plan compensation limits. The amounts in the table reflect non-qualified contributions over the 401(k) limit by the executive officers and the resulting Company match.

The table below reflects the 2008 contributions to the non-qualified Deferred Compensation Plans for the named executive officers that participate in the plan, as well as the earnings and balances under the plan.

				Aggregate
				Balance at
	Executive	Registrant	Aggregate	November 30,
Name	Contributions	Contributions(1)	Earnings	2008

John Anderson	$1,109,444	$155,733	$(375,353)	$171,582
	—	—	—	4,048,719	(2)
	—	—	—	618,525	(3)
Robert Hanson	88,762	66,572	(186,465)	729,573
David Love	502,167	35,588	(347,253)	413,644

Hans Ploos van Amstel	54,538	40,904	(169,217)	294,871
Alan Hed	276,975	15,435	(17,576)	868,500

(1)	These amounts reflect the 401(k) excess match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(2)	While Mr. Anderson was the President of our Asia Pacific region, he participated in a Supplemental Executive Incentive Plan, an unfunded plan to which the Company contributed 20% of his base salary and annual bonus each year. The plan was frozen as of November 26, 2006, when he assumed the role of CEO and no further contributions were made. Upon Mr. Anderson’s termination, without cause, he will be paid out the balance of his accrued benefits in a lump sum. Mr. Anderson’s benefits under this plan are in Australian dollars. For purposes of the table, these amounts were converted into U.S. dollars using an exchange rate of 0.904, which was the average exchange rate for the last month of the 2007 fiscal year.

(3)	Mr. Anderson previously participated in the Levi Strauss Australia Staff Superannuation Plan that applied to all employees in Australia. Plan benefits are similar to a U.S. defined contribution plan benefit, which are based on both company and participant contributions. Employee accounts are tied to the investment market and therefore, may vary from year-to-year. Mr. Anderson ceased to be an active participant in that plan in 1998, and is accruing no further company contributions under the plan. Part of his benefit continues to vest over time. Full vesting of his benefit is achieved at age 60. For purposes of the table, these amounts were converted into U.S. dollars using an exchange rate of 0.6530, which was the average exchange rate for the last month of the 2008 fiscal year.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The named executive officers are eligible to receive certain benefits and payments upon their separation from the Company under certain circumstances under the terms of the Executive Severance Plan and the EIP. In addition, Mr. Broger is entitled to certain payments upon separation under the terms of his employment agreement as described above and Mr. Anderson is entitled to payments under a Supplemental Executive Incentive Plan as described below.

In 2008, the Company’s U.S. severance arrangements under its Executive Severance Plan offered named executive officers, except for Ms. Manes, basic severance of two weeks of base salary and enhanced severance of 78 weeks of base salary plus their AIP target amount, if their employment ceases due to a reduction in force, layoff or position elimination. Ms. Manes was eligible for basic severance of two weeks of base salary, enhanced severance of 26 weeks of base salary plus her AIP target amount, plus two additional weeks of base salary plus her AIP target for each year of service in excess of five years of service up to an additional 52 weeks. The Company also covers the cost of the COBRA health coverage premium for the duration of the executive’s severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive’s employment. The Company would also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.

Under the EIP, in the event of a change in control in which the surviving corporation does not assume or continue the outstanding SARs or substitute similar awards for the outstanding SARs, the vesting schedule of all SARs held by executives that are still employed will be accelerated in full to a date prior to the effective time of the transaction as determined by the Board. If the SARs are not exercised at or prior to the effective time of the transaction, all rights to exercise them will terminate, and any reacquisition or repurchase rights held by the Company with respect to such SARs shall lapse.

The information in the tables below reflects the estimated value of the compensation to be paid by the Company to each of the named executive officers in the event of termination or a change in control under the Executive Severance Plan and the EIP. For details of the arrangements with Armin Broger under his employment agreement, please see the relevant table below. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 30, 2008, except that the amounts shown for Mssrs. Ploos van Amstel and Hed are actual separation payments made in 2008. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $24.75 for the SAR grants, which is based on the most recent Evercore share valuation approved by the Board. Because the assumed share price is lower than the strike price for all outstanding grants, acceleration of SAR vesting upon a change of control as of November 30, 2008 would result in zero value.

John Anderson

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$4,065,288	$—	$—
Stock Appreciation Rights	—	—	—	—	—
Benefits:
COBRA & Life Insurance(2)	—	—	4,909	—	—
Supplemental Executive Incentive Plan:(3)	4,048,719	4,048,719	4,048,719	—	4,048,719

(1)	Based on Mr. Anderson’s annual base salary of $1,275,000 and his AIP target of 110% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company / employee percentage sharing as during employment.

(3)	Reflects a lump sum payment under the Supplemental Executive Incentive Plan in which Mr. Anderson previously participated. The Company contributed 20% of his base salary and annual bonus into this unfunded plan each year. His participation in the plan was frozen as of November 26, 2006, when he assumed the role of CEO.

Heidi Manes

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$256,875	$—	$—
Benefits:
COBRA & Life Insurance(2)	—	—	6,491	—	—

(1)	Based on Ms. Manes’ annual base salary of $300,000 and her AIP target of 50% of her base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company / employee percentage sharing as during employment.

Armin Broger

Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation(1):
Severance(2)	$—	$—	$4,247,071	$—	$—
Stock Appreciation Rights	—	—	—	—	—

(1)	These payments do not reflect any tax protection benefit since that amount is determined only after review and approval of the individual’s tax return by the Belgian tax authorities during the calendar year following the applicable compensation year.

(2)	Based on two times the sum of Mr. Broger’s base salary and AIP target of 65%, eight months’ notice pay and six months’ pay for a non-compete consideration (based on base salary only).

Robert Hanson

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$1,848,162	$—	$—
Stock Appreciation Rights	—	—	—	—	—
Benefits:
COBRA & Life Insurance(2)	—	—	3,654	—	—

(1)	Based on Mr. Hanson’s annual base salary of $714,000 and his AIP target of 70% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company / employee percentage sharing as during employment.

David Love

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$1,144,630	$—	$—
Stock Appreciation Rights	—	—	—	—	—
Benefits:
COBRA & Life Insurance(2)	—	—	6,491	—	—

(1)	Based on Mr. Love’s annual base salary of $455,400 and his AIP target of 65% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company / employee percentage sharing as during employment.

Hans Ploos van Amstel(1)

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance	$—	$—	$1,639,886	$—	$—
Stock Appreciation Rights	—	—	—	—	—
Benefits:
COBRA & Life Insurance	—	—	1,803	—	—

(1)	As previously described, Mr. Ploos van Amstel stepped down from his position on August 27, 2008. The amounts shown here are his actual payments in connection with his termination, as described under Other Matters — Employment Contracts.

Alan Hed(1)

Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance	$—	$—	$503,333	$—	$—
Stock Appreciation Rights	—	—	—	—	—
Benefits:
COBRA & Life Insurance	—	—	—	—	—

(1)	As previously described, Mr. Hed separated from the Company on November 1, 2008. The amounts shown are his actual payments in connection with his termination, as described under Other Matters — Employment Contracts. Mr. Hed’s family did not move back to the U.S. prior to year-end; therefore, no repatriation expenses are reflected.

DIRECTOR COMPENSATION

The following table provides compensation information for our directors in fiscal 2008 who were not employees:

	Fees Earned
	or Paid in	Stock	All Other
Name	Cash	Awards(1)	Compensation	Total

T. Gary Rogers(2)	$185,000	$175,870	$34,732	$395,602
Robert D. Haas(3)	125,000	36,231	201,614	362,845
Vanessa J. Castagna	100,000	94,158	—	194,158
Peter A. Georgescu(4)	110,000	107,478	—	217,478
Peter E. Haas, Jr.	100,000	107,478	—	207,478
F. Warren Hellman(5)	100,000	71,247	—	171,247
Richard Kauffman(6)	16,667	—	—	16,667
Leon J. Level	120,000	107,478	—	227,478
Stephen C. Neal	100,000	94,158	—	194,158
Patricia Salas Pineda(7)	120,000	107,478	—	227,478

(1)	These amounts, from RSUs granted under the EIP in and prior to 2008, reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended November 30, 2008. The amounts are calculated using the same valuation methodology used for financial reporting purposes in accordance with SFAS No. 123(R) and as such do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in the calculation of this amount for the fiscal year ended November 30, 2008, see Notes 1 and 14 of the audited consolidated financial statements included elsewhere in this report.

(2)	Includes administrative support services valued at $26,409 and use of an office for his services as Chairman.

(3)	Includes administrative support services valued at $158,497, a leased car at a value of $28,035, use of an office and a driver, and home security coverage for his services as Chairman Emeritus.

(4)	Per agreement with Mr. Georgescu, his spouse’s travel expenses are paid by LS&CO. when she accompanies Mr. Georgescu when he travels to LS&CO. Board meetings.

(5)	Mr. Hellman retired from the Board in October 2008.

(6)	Mr. Kauffman joined the Board in October 2008.

(7)	Ms. Pineda elected to defer $67,500 under the Deferred Compensation Plan.

T. Gary Rogers became Chairman of the Board on February 8, 2008. In connection with that role, he is entitled to receive an annual retainer in the amount of $200,000, 50% of which is to be paid in cash and 50% of which is to be paid in the form of restricted stock units (“RSUs”). In addition, he receives an office and related administrative support. Mr. Rogers received an initial grant of 833 RSUs. In addition, Mr. Rogers is eligible to receive the non-employee director cash compensation as described below.

Robert D. Haas was Chairman of the Board prior to February 8, 2008. He has continued to serve as a director and is entitled to be Chairman Emeritus of the Board until 2018. In his role as Chairman Emeritus, we provide Mr. Haas an office, related administrative support, a leased car with driver and home security services.

Each non-employee director received compensation in 2008 consisting of an annual cash retainer fee of $100,000 and, if applicable, committee chairperson retainer fees ($20,000 for the Audit Committee and the Human Resources Committee, and $10,000 for the Finance Committee and the Nominating and Governance Committee).

Each non-employee director, excluding Mr. Rogers, also received an annual equity award in the amount of 2,299 RSUs in 2008. Mr. Rogers, in his role as Chairman, received an annual award of 4,598 RSUs. All directors who held RSUs as of April 16, 2008, including the Chairman, received additional RSUs as a dividend equivalent under the terms of the EIP. All dividend equivalents will be subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.

RSUs are granted under the Company’s 2006 EIP. RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. Currently, RSUs have only been granted to our Board members. The RSUs vest in three equal installments after thirteen, twenty-four and thirty-six months following the grant date. After the recipient of the RSU has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. If the director’s service terminates for reason other than cause after the first, but prior to full vesting, then any unvested portion of the award will fully vest as of the date of such termination. The 2007 RSU grant included a deferral delivery feature, under which the directors will not receive the vested awards until six months following the cessation of service on the Board. The value of the RSUs is tracked against the Company’s share prices, established by the Evercore valuation process.

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

Directors are covered under travel accident insurance while on Company business, as are all employees, and the non-employee directors are eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2008, only Ms. Pineda participated in this Deferred Compensation Plan.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Its members are Ms. Pineda (Chair), Ms. Castagna, Mr. P.E. Haas Jr. and Mr. R.D. Haas. In 2008, no member of the Human Resources Committee was a current officer or employee, or former officer, of ours. In addition, there are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Ms. Castagna, a director since October 2007, is a former employee of Mervyns LLC, a position she left in February 2007. The Company had net sales to Mervyns LLC in the amount of approximately $144 million from the beginning of fiscal 2006 through the first quarter of 2007, after which Ms. Castagna was no longer an employee of Mervyns LLC.

Mr. Neal, a director since October 2007, was chief executive officer and chairman of the law firm Cooley Godward Kronish LLP. Mr. Neal stepped down as chief executive officer effective January 1, 2008, but has retained his role as Chairman of the firm. Cooley Godward Kronish provided legal services to us and to the Human Resources Committee of our board of directors in 2008, for which we paid fees of approximately $180,000.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All shares of our common stock are deposited in a voting trust, a legal arrangement that transfers the voting power of the shares to a trustee or group of trustees. The four voting trustees are Miriam L. Haas, Peter E. Haas Jr., Robert D. Haas and Stephen C. Neal. The voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Our equity holders who, as a result of the voting trust, legally hold “voting trust certificates,” not stock, retain the right to direct the trustees on specified mergers and business combinations, liquidations, sales of substantially all of our assets and specified amendments to our certificate of incorporation.

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

The following table contains information about the beneficial ownership of our voting trust certificates as of February 2, 2009, by:

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

,

As of February 2, 2009, there were 187 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,278,238 shares of common stock and related voting trust certificates outstanding as of February 2, 2009. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

Percentage of
	Number of Voting		Voting Trust
	Trust Certificates		Certificates
Name	Beneficially Owned		Outstanding

Peter E. Haas, Jr.	8,067,197	(1)	21.64%
Miriam L. Haas	6,547,314	(2)	17.56%
Margaret E. Haas	4,274,595	(3)	11.47%
Robert D. Haas	3,952,503	(4)	10.60%
Vanessa J. Castagna	—		—
Peter A. Georgescu	—		—
Richard L. Kauffman	—		—
Leon J. Level	—		—
Stephen C. Neal	—		—
Patricia Salas Pineda	—		—
T. Gary Rogers	—		—
R. John Anderson	—		—
Armin Broger	—		—
Robert L. Hanson	—		—
David Love	—		—
Heidi L. Manes	—		—
Directors and executive officers as a group (18 persons)	12,019,700		32.24%,

(1)	Includes 2,774,670 voting trust certificates held by the Joanne and Peter Haas Jr. Fund, of which Mr. Haas is president, for the benefit of charitable entities. Includes a total of 1,412,494 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of all of the foregoing voting trust certificates. Also includes 2,263,047 voting trust certificates representing shares of common stock pledged to a third party as collateral for a loan.

(2)	Includes 20,000 voting trust certificates held by the estate of Peter E. Haas, Sr., for which Ms. Haas is the executor under the will of Peter E. Haas, Sr.

(3)	Includes 20,437 voting trust certificates held in a custodial account, of which Ms. Haas is custodian, for the benefit of Ms. Haas’ son. Includes 922,590 voting trust certificates held by the Margaret E. Haas Fund, of which Ms. Haas is president, for the benefit of charitable entities. Ms. Haas disclaims beneficial ownership of all of the foregoing voting trust certificates.

(4)	Includes an aggregate of 50,876 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Includes 6,164 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust A, of which Mr. Haas is a co-trustee, for the benefit of his mother. Mr. Haas disclaims beneficial ownership of all of the foregoing voting trust certificates.

Equity Compensation Plan Information

The following table sets forth certain information, as of November 30, 2008, with respect to the EIP, our only equity compensation plan. This plan was approved by our shareholders. See Note 14 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of SARs
	Weighted-Average	Remaining Available
Number of Securities to	Exercise Price of	for Future Issuance
Be Issued Upon Exercise	Outstanding	Under Equity
of Outstanding SARs(1)	SARs	Compensation Plans(2)

—	$48.20	700,000

(1)	All SARs are antidilutive as of November 30, 2008.

(2)	Reflects total amount available as all SARS are antidilutive. Does not include 33,692 voting stock certificates related to restricted stock units.

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

Robert D. Haas, a director and Chairman Emeritus of our board of directors, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2008, we donated $14.8 million to the Levi Strauss Foundation.

Stephen C. Neal, a director, is chairman of the law firm Cooley Godward Kronish LLP. The firm provided legal services to us and to the Human Resources Committee of our board of directors in 2008 for which we paid fees of approximately $180,000.

Procedures for Approval of Related Party Transactions

We have a written policy concerning the review and approval of related party transactions. Potential related party transactions are identified through an internal review process that includes a review of director and officer questionnaires and a review of any payments made in connection with transactions in which related persons may have had a direct or indirect material interest. Any business transactions or commercial relationships between the Company and any director, stockholder, or any of their immediate family members, are reviewed by the Nominating and Governance Committee of the board and must be approved by at least a majority of the disinterested members of the board. Business transactions or commercial relationships between the Company and named executive officers who are not directors or any of their immediate family members requires approval of the chief executive officer with reporting to the Audit Committee.

Director Independence

Although our shares are not registered on a national securities exchange, we review and take into consideration the director independence criteria required by both the New York Stock Exchange and the NASDAQ Stock Market in determining the independence of our directors. In addition, the charters of our board committees prohibit members from having any relationship that would interfere with the exercise of their independence from management and the Company. The fact that a director may own stock or voting trust certificates representing stock in the Company is not, by itself, considered an “interference” with independence under the committee charters. Family shareholders or other family member directors are not eligible for membership on the Audit Committee. These independence standards are disclosed on our website at http//www.levistrauss.com/Company/DirectorIndependence.aspx

Each of our directors except for John Anderson, who serves as our full-time President and Chief Executive Officer, meets these standards of independence.

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

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLC, our independent registered public accounting firm during 2008 and 2007:

	Year Ended	Year Ended
	November 30,	November 25,
	2008	2007(3)
	(Dollars in thousands)

Services provided:
Audit fees(1)	$4,415	$3,921
Audit-related fees(2)	1,330	955
Tax services	56	—

Total fees	$5,801	$4,876

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Principally comprised of fees related to controls reviews in connection with our implementation of our enterprise resource planning system, the audit of certain of our benefit plans and Sarbanes-Oxley Section 404 planning in 2008 and 2007.

(3)	Does not include fees of $0.1 million to KPMG LLP in connection with the auditor transition and other miscellaneous charges in 2007.

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

Exhibits

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.3	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.4	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.5	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.6	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

Exhibits

10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.4	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.5	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.6	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.7	Executive Severance Plan effective January 16, 2008. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.8	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.12	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.13	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.14	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.15	Offer Letter, dated March 24, 2005, between the Registrant and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Financial Officer of the Registrant. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*
10.16	Letter of December 18, 2006, to Hans Ploos van Amstel. Previously filed with the Commission on December 22, 2006.*
10.17	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.18	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.19	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.20	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.21	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*

Exhibits

10.22	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.23	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.24	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.25	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.26	Director Indemnification Agreement. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of KPMG LLP. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to /		Balance at
	Beginning	(Recoveries of)		End of
Allowance for Doubtful Accounts	of Period	Expenses	Deductions(1)	Period
	(Dollars in thousands)

November 30, 2008	$14,805	$10,376	$8,295	$16,886

November 25, 2007	$17,998	$542	$3,735	$14,805

November 26, 2006	$26,550	$(1,021)	$7,531	$17,998

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Returns	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 30, 2008	$54,495	$126,481	$143,643	$37,333

November 25, 2007	$29,888	$130,707	$106,100	$54,495

November 26, 2006	$18,418	$110,740	$99,270	$29,888

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Discounts and Incentives	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 30, 2008	$106,615	$266,169	$276,991	$95,793

November 25, 2007	$84,102	$319,315	$296,802	$106,615

November 26, 2006	$77,480	$242,654	$236,032	$84,102

	Balance at	Charges/		Balance at
Valuation Allowance Against	Beginning	(Releases) to		End of
Deferred Tax Assets	of Period	Tax Expense	Deductions(1)	Period
	(Dollars in thousands)

November 30, 2008	$73,596	$(1,768)	$13,135	$58,693

November 25, 2007	$326,881	$(206,830)	$46,455	$73,596

November 26, 2006	$303,273	$(28,729)	$(52,337)	$326,881

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller /
Interim Chief Financial Officer
(Principal Accounting Officer)

Date: February 10, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Heidi L. Manes, and Hilary K. Krane and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. Gary Rogers T. Gary Rogers	Chairman of the Board	Date: February 10, 2009

/s/ R. John Anderson R. John Anderson	Director, President and Chief Executive Officer	Date: February 10, 2009

/s/ Robert D. Haas Robert D. Haas	Director, Chairman Emeritus	Date: February 10, 2009

/s/ Vanessa J. Castagna Vanessa J. Castagna	Director	Date: February 10, 2009

/s/ Peter A. Georgescu Peter A. Georgescu	Director	Date: February 10, 2009

/s/ Peter E. Haas Jr. Peter E. Haas Jr.	Director	Date: February 10, 2009

/s/ Richard L. Kauffman Richard L. Kauffman	Director	Date: February 10, 2009

Signature	Title

/s/ Leon J. Level Leon J. Level	Director	Date: February 10, 2009

/s/ Stephen C. Neal Stephen C. Neal	Director	Date: February 10, 2009

/s/ Patricia Salas Pineda Patricia Salas Pineda	Director	Date: February 10, 2009

Martin P. Coles	Director	Date:

SUPPLEMENTAL INFORMATION

We will furnish our 2008 annual report to our voting trust certificate holders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.3	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.4	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.5	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.6	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas,Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.4	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.5	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.6	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.7	Executive Severance Plan effective January 16, 2008. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.8	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.12	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.13	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.14	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.15	Offer Letter, dated March 24, 2005, between the Registrant and Hans Ploos van Amstel summarizing the terms of Mr. Ploos van Amstel’s employment as Senior Vice President and Chief Financial Officer of the Registrant. Previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 12, 2005.*
10.16	Letter of December 18, 2006, to Hans Ploos van Amstel. Previously filed with the Commission on December 22, 2006.*
10.17	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.18	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.19	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.20	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.21	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*
10.22	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.23	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.24	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.25	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.26	Director Indemnification Agreement. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of KPMG LLP. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.