Form 10-Q
period 2009-03-01
LEVI STRAUSS & CO
filed 2009-04-14
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 1, 2009
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

Common Stock $.01 par value — 37,280,034 shares outstanding on April 13, 2009

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 1,	November 30,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$186,093	$210,812
Restricted cash	2,986	2,664
Trade receivables, net of allowance for doubtful accounts of $17,748 and $16,886	455,796	546,474
Inventories:
Raw materials	12,279	15,895
Work-in-process	6,295	8,867
Finished goods	542,445	517,912

Total inventories	561,019	542,674
Deferred tax assets, net	113,239	114,123
Other current assets	87,791	88,527

Total current assets	1,406,924	1,505,274
Property, plant and equipment, net of accumulated depreciation of $595,426 and $596,967	397,206	411,908
Goodwill	231,216	204,663
Other intangible assets, net	42,774	42,774
Non-current deferred tax assets, net	523,499	526,069
Other assets	88,576	86,187

Total assets	$2,690,195	$2,776,875

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$21,280	$20,339
Current maturities of long-term debt	53,156	70,875
Current maturities of capital leases	1,541	1,623
Accounts payable	193,361	203,207
Restructuring liabilities	3,828	2,428
Other accrued liabilities	188,112	251,720
Accrued salaries, wages and employee benefits	143,074	194,289
Accrued interest payable	33,820	29,240
Accrued income taxes	28,616	17,909

Total current liabilities	666,788	791,630
Long-term debt	1,752,739	1,761,993
Long-term capital leases	5,683	6,183
Postretirement medical benefits	127,281	130,223
Pension liability	240,431	240,701
Long-term employee related benefits	88,660	87,704
Long-term income tax liabilities	44,575	42,794
Other long-term liabilities	45,111	46,590
Minority interest and related liability	33,868	17,982

Total liabilities	3,005,136	3,125,800

Commitments and contingencies (Note 8)
Temporary equity	626	592

Stockholders’ Deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	54,546	53,057
Accumulated deficit	(226,963)	(275,032)
Accumulated other comprehensive loss	(143,523)	(127,915)

Total stockholders’ deficit	(315,567)	(349,517)

Total liabilities, temporary equity and stockholders’ deficit	$2,690,195	$2,776,875

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 1,	February 24,
	2009	2008
	(Dollars in thousands)
	(Unaudited)

Net sales	$931,254	$1,060,920
Licensing revenue	20,210	21,948

Net revenues	951,464	1,082,868
Cost of goods sold	506,343	537,669

Gross profit	445,121	545,199
Selling, general and administrative expenses	339,081	358,653

Operating income	106,040	186,546
Interest expense	34,690	40,680
Other income, net	3,068	3,879

Income before income taxes	74,418	149,745
Income tax expense	26,349	52,638

Net income	$48,069	$97,107

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 1,	February 24,
	2009	2008
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$48,069	$97,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,799	17,242
Asset impairments	80	316
(Gain) loss on disposal of property, plant and equipment	(29)	88
Unrealized foreign exchange losses	604	3,503
Realized (gain) loss on settlement of foreign currency contracts not designated for hedge accounting	(3,390)	2,001
Employee benefit plans’ amortization from accumulated other comprehensive loss	(4,891)	(9,021)
Employee benefit plans’ curtailment gain, net	(1,808)	(4,048)
Amortization of deferred debt issuance costs	1,053	915
Stock-based compensation	1,524	1,387
Allowance for doubtful accounts	2,058	1,848
Change in operating assets and liabilities (excluding impact of assets and liabilities acquired in Russian business venture):
Trade receivables	82,096	33,526
Inventories	(22,476)	(23,737)
Other current assets	(2,776)	(11,155)
Other non-current assets	(1,280)	(5,949)
Accounts payable and other accrued liabilities	(71,610)	(3,874)
Income tax liabilities	14,946	38,333
Restructuring liabilities	1,078	(1,513)
Accrued salaries, wages and employee benefits	(49,103)	(26,189)
Long-term employee related benefits	(1,571)	(3,801)
Other long-term liabilities	(1,172)	117
Other, net	458	(276)

Net cash provided by operating activities	9,659	106,820

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(14,687)	(24,328)
Proceeds from sale of property, plant and equipment	99	695
Proceeds (payments) on settlement of foreign currency contracts not designated for hedge accounting	3,390	(2,001)
Russian business venture acquisition, net of cash acquired	(3,479)	—

Net cash used for investing activities	(14,677)	(25,634)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(18,195)	(18,251)
Short-term borrowings, net	1,711	2,047
Debt issuance costs	—	(375)
Restricted cash	(385)	(1,487)
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(694)	—

Net cash used for financing activities	(17,563)	(18,066)

Effect of exchange rate changes on cash and cash equivalents	(2,138)	2,971

Net (decrease) increase in cash and cash equivalents	(24,719)	66,091
Beginning cash and cash equivalents	210,812	155,914

Ending cash and cash equivalents	$186,093	$222,005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,550	$33,802
Income taxes	9,538	15,715

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of LS&CO. and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 30, 2008, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 10, 2009.

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended March 1, 2009, may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2009.

The Company’s fiscal year ends on the last Sunday of November in each year, except for certain foreign subsidiaries which are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of both fiscal years 2009 and 2008 consists of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.

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

Minority Interest and Related Liability

In December 2008, the Company acquired a 51% ownership interest in a business venture which distributes and markets Levi’s® products within the Russian Federation for purchase consideration of approximately $16 million. Cash paid for the acquisition, net of cash acquired, was $3.5 million. The Company preliminarily allocated the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date, including a liability related to a put option held by the third-party minority interest holder, with the difference of approximately $27 million recorded as goodwill.

The terms of the purchase agreement provide the third-party with a put option to sell its 49% minority interest in the business venture to the Company during established exercise periods, which begin on the fifth anniversary of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

the date of acquisition, or upon the occurrence of certain other events. The amount payable is based on the business venture’s financial performance (as defined in the agreement) during the years preceding the applicable exercise period. In the purchase price allocation, the Company recorded a liability representing the estimated amount payable to the minority interest holder upon exercise of the put option at the commencement of the first exercise period, discounted to its fair value as of the acquisition date. This liability is included in “Minority interest and related liability” on the Company’s consolidated balance sheets. The Company is accreting this minority interest liability to the estimated future amount payable. Periodic accretion, as well as any changes in estimate resulting from the business venture’s actual financial performance, will be recorded to “Other income, net” in the Company’s consolidated statements of income.

Also included in “Minority interest and related liability” on the Company’s consolidated balance sheets is the 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company’s Japanese affiliate.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2008 Annual Report on Form 10-K, except for the following:

•	In April, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the three months ended March 1, 2009, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 30, 2008	$199,905	$3,038	$1,720	$204,663
Additions	—	26,768	—	26,768
Foreign currency fluctuation	—	(222)	7	(215)

Balance, March 1, 2009	$199,905	$29,584	$1,727	$231,216

The increase in goodwill in Europe during the first quarter of 2009 resulted from the Company’s acquisition of a 51% ownership interest in the business venture which distributes and markets Levi’s® products within the Russian Federation. See Note 1 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	March 1, 2009			November 30, 2008
		Fair Value Estimated Using			Fair Value Estimated Using
		Level 1	Level 2		Level 1	Level 2
	Fair Value	Inputs	Inputs	Fair Value	Inputs	Inputs
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$12,387	$12,387	$—	$13,465	$13,465	$—
Forward currency contracts, net	12,126	—	12,126	10,211	—	10,211

Total financial assets carried at fair value	$24,513	$12,387	$12,126	$23,676	$13,465	$10,211

Financial liabilities carried at fair value
Forward currency contracts, net	$6,161	$—	$6,161	$5,225	$—	$5,225
Interest rate swap, net	2,209	—	2,209	1,454	—	1,454

Total financial liabilities carried at fair value	$8,370	$—	$8,370	$6,679	$—	$6,679

The following table presents the carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	March 1, 2009		November 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$161,446	$129,165	$179,992	$149,541
U.S. dollar notes	814,679	650,602	818,029	477,583
Euro senior notes	330,862	246,206	329,169	151,900
Senior term loan	323,421	184,487	323,589	204,069
Yen-denominated Eurobonds	208,529	125,508	210,621	86,788
Short-term and other borrowings	21,793	21,793	20,943	20,943

Total financial liabilities carried at adjusted historical cost	$1,860,730	$1,357,761	$1,882,343	$1,090,824

The decline in fair value of the Company’s long-term debt, as compared to its carrying value, as of March 1, 2009, and November 30, 2008, is primarily due to changes in overall capital market conditions as demonstrated by lower liquidity in the markets, increases in credit spread, and decreases in bank lending activities, which result in investors moving from high yield securities to lower yield investment grade or U.S. Treasury securities in efforts to preserve capital.

The overall increase in fair value of the Company’s long-term debt as of March 1, 2009, as compared to November 30, 2008, is primarily due to slight improvements in the capital markets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk and interest rate risk. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company designates its outstanding 2013 Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges to manage foreign currency exposures in its foreign operations. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company has not applied hedge accounting to its derivative transactions, except for certain net investment hedging activities.

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company manages the currency risk associated with certain forecasted cash flows periodically and only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk. As of March 1, 2009, the Company had U.S. dollar spot and forward currency contracts to buy $544.9 million and to sell $195.2 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through March 2010.

Effective May 1, 2008, the Company entered into a $100 million interest rate swap derivative to pay interest at a fixed-rate of approximately 3.2% and receive 3-month LIBOR variable rate interest payments quarterly through May 1, 2010.

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

The table below provides data about the carrying values of derivative and non-derivative instruments:

	March 1, 2009			November 30, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Foreign exchange contracts(1)	$15,861	$(3,735)	$12,126	$13,522	$(3,311)	$10,211
Foreign exchange contracts(2)	3,211	(9,372)	(6,161)	2,766	(7,991)	(5,225)
Interest rate contracts(2)	—	(2,209)	(2,209)	—	(1,454)	(1,454)

Total derivatives not designated as hedging instruments	$19,072	$(15,316)		$16,288	$(12,756)

Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(319,456)		$—	$(324,520)
Yen-denominated Eurobonds(3)	—	(82,250)		—	(83,954)

Total non-derivatives designated as hedging instruments	$—	$(401,706)		$—	$(408,474)

(1)	Included in “Other assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

(3)	Represents the portion of the Yen-denominated Eurobonds that have been designated as net investment hedging instruments.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

The table below provides data about the amount of gains and losses related to derivative and non-derivative instruments designated as net investment hedges included in the “Accumulated other comprehensive income (loss)” section of “Stockholders’ deficit” on the Company’s consolidated balance sheets, and in “Other income, net” in the Company’s consolidated statements of income:

			Gain or (Loss)
	Gain or (Loss)		Income (Ineffective Portion and Amount
	Recognized in AOCI (Effective Portion)		Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended	Three Months Ended
	March 1, 2009	November 30, 2008	March 1, 2009	February 24, 2008
	(Dollars in thousands)

Foreign exchange contracts(1)	$4,637	$4,637	$—	$—
Euro senior notes	(5,945)	(10,870)	—	—
Yen-denominated Eurobonds	(13,187)	(14,892)	2,557	(1,056)
Cumulative income taxes	6,240	8,828

Total	$(8,255)	$(12,297)

(1)	Realized gains on settled foreign exchange derivatives designated as net investment hedges.

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Gain or (Loss) During
	Three Months Ended
	March 1,	February 24,
	2009	2008
	(Dollars in thousands)

Foreign exchange contracts(1):
Realized	$3,390	$(2,001)
Unrealized	969	4,620

Total	$4,359	$2,619

Interest rate contracts(2):	$(915)	$—

(1)	Recognized in “Other income, net” in the Company’s consolidated statements of income.

(2)	Recognized in “Interest expense” in the Company’s consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

NOTE 5:	DEBT

	March 1,	November 30,
	2009	2008
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$161,406	$179,125
Notes payable, at various rates	96	99

Total secured	161,502	179,224

Unsecured:
8.625% Euro senior notes due 2013	319,456	324,520
Senior term loan due 2014	323,103	323,028
9.75% senior notes due 2015	446,210	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	205,624	209,886

Total unsecured	1,644,393	1,653,644
Less: current maturities	(53,156)	(70,875)

Total long-term debt	$1,752,739	$1,761,993

Short-term debt
Short-term borrowings	$21,280	$20,339
Current maturities of long-term debt	53,156	70,875

Total short-term debt	$74,436	$91,214

Total long-term and short-term debt	$1,827,175	$1,853,207

Short-term Credit Lines and Standby Letters of Credit

As of March 1, 2009, the Company’s total availability of $329.4 million under its senior secured revolving credit facility was reduced by $84.8 million of letters of credit and other credit usage allocated under the facility, yielding a net availability of $244.6 million. Included in the $84.8 million of letters of credit on March 1, 2009, were $11.9 million of trade letters of credit and bankers’ acceptances, $11.5 million of other credit usage and $61.4 million of stand-by letters of credit with various international banks, of which $31.3 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended March 1, 2009, and February 24, 2008, was 7.52% and 8.31%, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 1,	February 24,	March 1,	February 24,
	2009	2008	2009	2008
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,269	$1,653	$107	$145
Interest cost	15,317	15,239	2,761	2,645
Expected return on plan assets(1)	(10,522)	(15,595)	—	—
Amortization of prior service cost (benefit)	198	207	(9,925)	(10,155)
Amortization of transition asset	—	57	—	—
Amortization of actuarial loss(1)	4,287	113	434	971
Curtailment (gain) loss(2)	(27)	174	(1,781)	(4,222)
Net settlement loss (gain)	115	(214)	—	—

Net periodic benefit cost (income)	10,637	1,634	(8,404)	(10,616)

Changes in accumulated other comprehensive income (loss) :
Actuarial loss	—	287	—	—
Amortization of prior service (cost) benefit	(198)	(207)	9,925	10,155
Amortization of transition asset	—	(57)	—	—
Amortization of actuarial loss	(4,287)	(113)	(434)	(971)
Curtailment gain	27	302	1,781	4,222
Net settlement (loss) gain	(115)	214	—	—

Total recognized in accumulated other comprehensive income (loss)	(4,573)	426	11,272	13,406

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$6,064	$2,060	$2,868	$2,790

(1)	For the three months ended March 1, 2009, as compared to the same prior-year period, both the lower “Expected return on plan assets” and the higher “Amortization of actuarial loss” resulted from the impact of the substantial decline in the fair value of the Company’s pension plan assets as of November 30, 2008.

(2)	The postretirement benefit curtailment gain of $4.2 million for the three months ended February 24, 2008, relates to the impact of voluntary terminations in the period resulting from the Company’s 2007 labor agreement with the union that represents many of its distribution-related employees in North America.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

NOTE 7:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of March 1, 2009. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

For the three months ended March 1, 2009, and February 24, 2008, the Company recognized restructuring charges, net, of $2.4 million and $2.2 million, respectively, which were recorded in “Selling, general and administrative expenses” in the Company’s consolidated statements of income. The following table summarizes the restructuring activity for the three months ended March 1, 2009, and the related restructuring liabilities balance as of November 30, 2008, and March 1, 2009:

	2009 Restructuring Activities

	Liabilities				Liabilities
	November 30,				March 1,
	2008	Charges	Utilization	Adjustments	2009
	(Dollars in thousands)

2009 reorganization initiatives:(1)
Severance and employee benefits	$—	$2,242	$(22)	$—	$2,220
Prior reorganization initiatives:(2)
Severance and employee benefits	1,105	—	(740)	(32)	333
Other restructuring costs	4,782	184	(521)	(33)	4,412

Total	$5,887	$2,426	$(1,283)	$(65)	$6,965

Current portion	$2,428				$3,828
Long-term portion	3,459				3,137

Total	$5,887				$6,965

(1)	In the first quarter of 2009, the Company decided to close its manufacturing facility in Hungary. This closure will result in the elimination of the jobs of approximately 549 employees through the third quarter of 2009. Current period charges include estimated severance costs. The Company expects to incur additional restructuring charges related to this initiative of approximately $3.6 million, principally in the form of additional termination benefits and other costs, which will be recorded in future periods.

(2)	Prior reorganization initiatives include organizational changes and distribution center closures in 2003-2008, primarily in Europe and the Americas. Of the $4.7 million restructuring liability at March 1, 2009, $0.4 million resulted from the Company’s distribution facility closures in Europe and $4.3 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities. The Company estimates that it will incur future additional restructuring charges related to these prior reorganization initiatives of approximately $1.4 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Please see Note 4 for additional information.

Other Contingencies

Litigation.  There have been no material developments in the Company’s litigation matters since it filed its 2008 Annual Report on Form 10-K.

In the ordinary course of business, the Company has various pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any of these pending legal proceedings that will have a material impact on its financial condition or results of operations or cash flows.

NOTE 9:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended
	March 1,	February 24,
	2009	2008
	(Dollars in thousands)

Net income	$48,069	$97,107

Other comprehensive income (loss):
Net investment hedge gains (losses)	4,042	(903)
Foreign currency translation losses	(13,985)	(2,174)
Unrealized loss on marketable securities	(879)	(811)
Cash flow hedges	—	(23)
Pension and postretirement benefits	(4,786)	(9,800)

Total other comprehensive loss	(15,608)	(13,711)

Total comprehensive income	$32,461	$83,396

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	March 1,	November 30,
	2009	2008
	(Dollars in thousands)

Net investment hedge losses	$(8,255)	$(12,297)
Foreign currency translation losses	(57,461)	(43,476)
Unrealized loss on marketable securities	(4,860)	(3,981)
Pension and postretirement benefits	(72,947)	(68,161)

Accumulated other comprehensive loss, net of income taxes	$(143,523)	$(127,915)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

NOTE 10:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net”:

	Three Months Ended
	March 1,	February 24,
	2009	2008
	(Dollars in thousands)

Foreign exchange management gains	$4,359	$2,619
Foreign currency transaction losses	(1,899)	(1,395)
Interest income	599	2,310
Investment income	364	779
Minority interest	(426)	(279)
Other	71	(155)

Total other income, net	$3,068	$3,879

NOTE 11:	INCOME TAXES

Effective Income Tax Rate.  The Company’s effective income tax rate was 35.4% and 35.2% for the three months ended March 1, 2009, and February 24, 2008, respectively. The Company’s income tax expense was $26.3 million and $52.6 million for the three months ended March 1, 2009, and February 24, 2008, respectively. The decrease in income tax expense was primarily due to lower income before taxes.

As of March 1, 2009, the Company’s total gross amount of unrecognized tax benefits was $157.5 million, of which $106.1 million would impact the Company’s effective tax rate, if recognized. As of November 30, 2008, the Company’s total gross amount of unrecognized tax benefits was $167.2 million, of which $104.6 million would have impacted the Company’s effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due to the resolution of transfer pricing agreements with certain foreign tax jurisdictions. These agreements were consistent with management’s expectations in prior periods and have not materially impacted the Company’s effective income tax rate or its income tax provision in the current period.

As of March 1, 2009, the Company believes that it is reasonably possible that within the next twelve months unrecognized tax benefits could decrease by as much as $100.2 million, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether the Company will realized any significant income tax benefit upon the resolution of this claim.

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three-month periods ended March 1, 2009, and February 24, 2008, the Company donated $0.2 million and $7.1 million, respectively, to the Levi Strauss Foundation.

NOTE 13:	BUSINESS SEGMENT INFORMATION

The Company’s reporting segments are the following three regions: Americas, Europe and Asia Pacific. Each regional segment is managed by a senior executive who reports directly to the chief operating decision maker: the Company’s chief executive officer. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2009

Business segment information for the Company is as follows:

	Three Months Ended
	March 1,	February 24,
	2009	2008
	(Dollars in thousands)

Net revenues:
Americas	$503,862	$579,758
Europe	267,336	328,746
Asia Pacific	180,266	174,364

Total net revenues	$951,464	$1,082,868

Operating income:
Americas	$54,215	$91,333
Europe	58,284	98,921
Asia Pacific	31,734	30,861

Regional operating income	144,233	221,115
Corporate expenses	38,193	34,569

Total operating income	106,040	186,546
Interest expense	34,690	40,680
Other income, net	3,068	3,879

Income before income taxes	$74,418	$149,745

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside the United States. We distribute products under the Signature brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores outside the United States. We also distribute our Levi’s® and Dockers® products through our online stores and 292 company-operated stores located in 25 countries, including the United States. These stores generated approximately 10% of our net revenues in the first quarter of 2009.

We derived nearly half of our net revenues and more than half of our regional operating income from our Europe and Asia Pacific businesses in the first quarter of 2009. Sales of Levi’s® brand products represented approximately 78% of our total net sales in the first three months of 2009.

Our First Quarter 2009 Results

Our significant revenue declines in the first quarter of 2009 reflect the difficult market conditions manifest in most markets around the world and our ability to perform in such conditions.

•	Net revenues. Our consolidated net revenues decreased by 12% compared to the first quarter of 2008, a decrease of 6% on a constant currency basis. Net revenues decreased due to the impact of a challenging economy and a weak retail environment in most markets worldwide, compounded by poor performance of our Dockers® brand. The decrease was partially offset by increased sales from new company-operated and franchised stores.

•	Operating income. Our consolidated operating margin in the first quarter of 2009 was 11% as compared to 17% in the first quarter of 2008, and operating income decreased $81 million. The decrease was in our Americas and Europe regions and was driven by our lower net revenues, a decline in our gross margin to 47% as compared to 50% in the first quarter of 2008, and the appreciation of the U.S. dollar against major foreign currencies, primarily the Euro.

•	Cash flows. Cash flows provided by operating activities were $10 million in the first quarter of 2009 as compared to $107 million for the same period in 2008. The decrease as compared to the prior year was largely due to a decline in cash collected during the quarter.

Key challenges and risks for us during the remainder of the year include:

•	the impact to our customers and consumers of the continuing uncertainty in macroeconomic conditions which is driving weak consumer spending in all of our regions across the globe;

•	our ability to successfully migrate volume from retail customers who have declared bankruptcy to our other customers and channels;

•	our ability to revitalize our U.S. Dockers® brand; and

•	the performance of certain of our mature businesses, and indicators that performance in certain of our developing markets may be slowing.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, except for certain foreign subsidiaries which are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of both fiscal years 2009 and 2008 consists of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

Classification.  Our classification of revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and of direct sales to consumers at both our company-operated and online stores. It includes discounts, allowances for estimated returns, and promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

•	Cost of goods sold is primarily comprised of materials, labor and related overhead, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling, and other activities associated with our distribution network.

Constant currency.  Constant currency comparisons are based on translating local currency amounts in both periods at the same foreign exchange rates. We routinely evaluate our constant currency financial performance in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations for Three Months Ended March 1, 2009, as Compared to Same Period in 2008

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				March 1,	February 24,
			%	2009	2008
	March 1,	February 24,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$931.2	$1,061.0	(12.2)%	97.9%	98.0%
Licensing revenue	20.2	21.9	(7.9)%	2.1%	2.0%

Net revenues	951.4	1,082.9	(12.1)%	100.0%	100.0%
Cost of goods sold	506.3	537.7	(5.8)%	53.2%	49.7%

Gross profit	445.1	545.2	(18.4)%	46.8%	50.3%
Selling, general and administrative expenses	339.1	358.6	(5.5)%	35.6%	33.1%

Operating income	106.0	186.6	(43.2)%	11.1%	17.2%
Interest expense	34.7	40.7	(14.7)%	3.6%	3.8%
Other income, net	3.1	3.8	(20.9)%	0.3%	0.4%

Income before income taxes	74.4	149.7	(50.3)%	7.8%	13.8%
Income tax expense	26.3	52.6	(49.9)%	2.8%	4.9%

Net income	$48.1	$97.1	(50.5)%	5.1%	9.0%

Consolidated net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenue by reporting segment on both reported and constant currency bases from period to period:

	Three Months Ended
			% Increase
			(Decrease)
	March 1,	February 24,	As	Constant
	2009	2008	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$503.8	$579.8	(13.1)%	(11.3)%
Europe	267.3	328.7	(18.7)%	(5.6)%
Asia Pacific	180.3	174.4	3.4%	9.2%

Total net revenues	$951.4	$1,082.9	(12.1)%	(6.4)%

Consolidated net revenues decreased on a reported basis for the three-month period ended March 1, 2009. Reported amounts were affected unfavorably by changes in foreign currency exchange rates across all regions, particularly in Europe.

Americas.  Net revenues in our Americas region decreased for the three-month period on both reported and constant currency bases. Currency affected net revenues unfavorably by approximately $11 million.

Net revenue declines in the region reflected the continued weakening retail environment. Net sales in the region decreased due to the bankruptcy filings in mid-2008 of two significant U.S. customers as well as lower demand and higher sales allowances and discounts for our U.S. Dockers® brand products. The net revenue decline also reflected shipments to certain wholesale customers in February 2008 in anticipation of our March 2008 conversion to an enterprise resource planning (“ERP”) system in the United States. Apart from the lost volume related to the bankrupt customers and the pre-shipments, sales of our Levi’s® brand products increased. Sales of our Signature brand products also increased in the region. Net revenues from our retail stores in the region were flat compared to the prior period, as additional revenues from new stores were offset by declines in same store sales.

Europe.  Net revenues in Europe decreased on both reported and constant currency bases. Currency affected net revenues unfavorably by approximately $45 million.

Net revenues in the region decreased primarily due to lower sales in our wholesale channels in our mature markets, reflecting a declining retail environment. This was partially offset by increased sales from company-operated retail stores opened subsequent to the first quarter of 2008. The decline in sales in our wholesale channels in our mature markets was primarily due to lower sales of our Levi’s® Red Tabtm women’s products, as sales of our 501® products in the region were stable as compared to prior year.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant currency bases. Currency affected net revenues unfavorably by approximately $9 million.

Net sales increased in the region due to continued expansion of our dedicated store network in our developing markets, particularly China, as well as increased sales driven by product promotions across the region. Our Asia Pacific business, which grew overall in the quarter despite declining consumer confidence, experienced weakening retail performance at the end of the quarter.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
			%
	March 1,	February 24,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Net revenues	$951.4	$1,082.9	(12.1)%
Cost of goods sold	506.3	537.7	(5.8)%

Gross profit	$445.1	$545.2	(18.4)%

Gross margin	46.8%	50.3%

Gross profit for the three-month period ended March 1, 2009, declined as compared to the same prior-year period due to our decline in net revenues, a decline in our consolidated gross margin, and the impact of the depreciation against the U.S. dollar of foreign currencies, primarily the Euro. Gross margins decreased in each of our regions primarily due to an increase in sales allowances and discounts and higher inventory markdown activity, reflecting our continued focus on managing inventories in a rapidly evolving retail market.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				March 1,	February 24,
			%	2009	2008
	March 1,	February 24,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$105.9	$103.7	2.1%	11.1%	9.6%
Advertising and promotion	38.2	51.3	(25.5)%	4.0%	4.7%
Administration	85.1	83.1	2.4%	8.9%	7.7%
Other	109.9	120.5	(8.8)%	11.6%	11.1%

Total SG&A	$339.1	$358.6	(5.5)%	35.6%	33.1%

Total SG&A expenses decreased $19.5 million for the three-month period ended March 1, 2009, compared to the same prior-year period, due to the favorable impact of currency of approximately $24 million.

Selling.  The favorable impact of currency offset an increase in selling expense, primarily due to higher selling costs associated with additional company-operated stores.

Advertising and promotion.  The decrease in advertising and promotion expenses primarily reflects a planned reduction of our advertising activities as compared to the prior year.

Administration.  Administration expenses include corporate expenses, net restructuring charges and other administrative charges. The favorable impact of currency and a reduction in spending on various corporate initiatives partially offset an increase in our pension expense.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs decreased as compared to the prior-year period primarily due to the effects of currency.

Operating income

The following table shows operating income by reporting segment and corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				March 1,		February 24,
			%	2009		2008
	March 1,	February 24,	Increase	% of Net		% of Net
	2009	2008	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$54.2	$91.4	(40.6)%	10.8%		15.8%
Europe	58.3	98.9	(41.1)%	21.8%		30.1%
Asia Pacific	31.7	30.9	2.8%	17.6%		17.7%

Total regional operating income	144.2	221.2	(34.8)%	15.2	%*	20.4	%*
Corporate expenses	38.2	34.6	10.5%	4.0	%*	3.2	%*

Total operating income	$106.0	$186.6	(43.2)%	11.1	%*	17.2	%*

Operating Margin	11.1%	17.2%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes changes in operating income by segment for the three-month period ended March 1, 2009, compared to the same prior-year period:

•	Americas. Operating income decreased primarily due to a decline in operating margin, as well as the decline in net revenues. Operating margin decreased primarily due to the decline of the region’s gross margin. In addition, although SG&A expenses declined as compared to the prior year period, the decline in net revenues drove an increase in SG&A expenses as a percentage of net revenues.

•	Europe. The decrease in the region’s operating income was due to a decline in operating margin, as well as the unfavorable impact of currency. Operating margin decreased due to the increase in SG&A expenses as a percentage of net revenues, primarily reflecting the region’s continued investment in retail expansion, as well as the decline of the region’s gross margin.

•	Asia Pacific. The region’s net sales increase drove the slight increase in operating income. These increases were partially offset by a slight decline in operating margin, reflecting the region’s continued investment in retail, particularly within our developing markets.

Corporate.  Corporate expense is comprised of net restructuring charges, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs. For the first quarter of 2009, as compared to the same prior-year period, an increase in pension expense of approximately $9 million, resulting from the decline in the fair value of our pension plan assets in 2008, was offset primarily by lower spending on various corporate initiatives, reflecting actions we’ve taken to reduce costs.

Interest expense

Interest expense decreased to $34.7 million for the three-month period ended March 1, 2009, from $40.7 million for the same period in 2008. Lower average borrowing rates and lower debt levels in the 2009 period, resulting primarily from our debt reduction activities during 2008, caused the decrease in interest expense.

The weighted-average interest rate on average borrowings outstanding for the first three months of 2009 was 7.52% as compared to 8.31% for the same period in 2008.

Income tax expense

The effective income tax rate was 35.4% and 35.2% for the three months ended March 1, 2009, and February 24, 2008, respectively. Income tax expense was $26.3 million and $52.6 million for the three months ended March 1, 2009, and February 24, 2008, respectively. The decrease in income tax expense was primarily due to lower income before taxes.

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

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The amended facility includes a $250 million term loan tranche and a $500 million revolving tranche. The revolving tranche increases as the term loan tranche is repaid, up to a maximum of $750 million when the term loan tranche is repaid in full. Upon repayment of the term loan tranche, the secured interest in the U.S. trademarks will be released. As of March 1, 2009, we had borrowings of $161.4 million under the term loan tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $244.6 million, as the Company’s total availability of $329.4 million, based on collateral levels as defined by the agreement, was reduced by $84.8 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

Under the facility, we are required to meet a fixed charge coverage ratio as defined in the agreement of 1.0:1.0 when unused availability is less than $100 million. This covenant will be discontinued upon the repayment in full and termination of the term loan tranche described above and with the implementation of an unfunded availability reserve of $50 million, which implementation will reduce availability under the revolving tranche of our credit facility.

As of March 1, 2009, we had cash and cash equivalents totaling approximately $186.1 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $430.7 million.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

There have been no material changes to our estimated cash requirements for 2009 from those disclosed in our 2008 Annual Report on Form 10-K. We continue to monitor the cash funding requirements of our pension plans in light of the continued volatility in the financial markets.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	March 1,	February 24,
	2009	2008
	(Dollars in millions)

Cash provided by operating activities	$9.7	$106.8
Cash used for investing activities	(14.7)	(25.6)
Cash used for financing activities	(17.6)	(18.1)
Cash and cash equivalents	186.1	222.0

Cash flows from operating activities

Cash provided by operating activities was $9.7 million for the three-month period in 2009, as compared to $106.8 million for same period of 2008. As compared to the prior year, the decrease in cash provided by operating activities was primarily driven by lower cash collections, due to our lower beginning accounts receivable balance and the reduction in our net sales, as well as a timing-driven increase in cash used for our operating expenses. These factors were partially offset by lower cash paid for inventory and lower incentive compensation payments.

Cash flows from investing activities

Cash used for investing activities declined to $14.7 million for the three-month period in 2009 from $25.6 million for the same period in 2008. The decline reflects a reduction in our investment in information technology systems as compared to the prior year.

Cash flows from financing activities

Cash used for financing activities was $17.6 million for the three-month period in 2009 compared to $18.1 million for the same period in 2008. Cash used for financing activities in both periods primarily reflects required payments on the term loan tranche of our senior secured revolving credit facility.

Indebtedness

We had fixed-rate debt of approximately $1.3 billion (73% of total debt) and variable-rate debt of approximately $0.5 billion (27% of total debt) as of March 1, 2009. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate debt principal payments are $74.4 million in the remainder of 2009, $108.3 million in 2012, $319.5 million in 2013, $323.1 million in 2014 and the remaining $1.0 billion in years after 2014.

Effective May 1, 2008, in order to mitigate a portion of our interest rate risk, we entered into a $100 million interest rate swap agreement to pay a fixed-rate interest of approximately 3.2% and receive 3-month LIBOR variable rate interest payments quarterly through May 1, 2010.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

There have been no substantial changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2008 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2008 Annual Report on Form 10-K except that we now consider the following accounting policy to be critical due to the increasing prominence in our financial statements of the related goodwill, intangible assets and other long-lived assets:

Impairment

In our annual impairment tests of goodwill and other non-amortized intangible assets in the fourth quarter of our fiscal year, we use a two-step approach. In the first step, we compare the carrying value of the applicable reporting unit to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.

We review our other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, we measure and record an impairment loss for the excess of the carrying value of the asset over its fair value.

To determine the fair value of impaired assets, we utilize the valuation technique or techniques deemed most appropriate based on the nature of the impaired asset, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and withstand the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions and consolidations through mergers and acquisitions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to develop or sustain improvements in our developing markets and retail channels and to address challenges in certain of our mature markets;

•	our ability to revitalize, or sustain improvements in, our Dockers® brand and our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ shift in product mix in all channels of distribution, including the mass channel;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to effectively shift to a more premium market position worldwide;

•	our ability to implement, stabilize and optimize our ERP system throughout our business without further disruption or to mitigate any existing or new disruptions;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our effectiveness in increasing efficiencies in our logistics operations;

•	changing U.S. and international retail environments and fashion trends;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political or financial instability in countries where our products are manufactured.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk from those disclosed in Item 7A of our 2008 Annual Report on Form 10-K.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 1, 2009, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our interim chief financial officer. Our chief executive officer and our interim chief financial officer have concluded that at March 1, 2009, our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Litigation.  There have been no material developments in our litigation matters since we filed our 2008 Annual Report on Form 10-K.

In the ordinary course of business, we have various pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2009, our board approved the awards to certain of our senior executives of stock appreciation rights under our 2006 Equity Incentive Plan totaling 377,167 shares of our common stock. All stock appreciation rights were granted with an exercise price equal to the fair market value of the covered shares on the date of grant as determined by the board. 25% of each stock appreciation right grant vests on February 4, 2010, with the remaining 75% balance vesting on the first day of each month at a rate of 75%/36 months (2.08% per month) commencing February 5, 2010, and ending February 5, 2013, subject to continued service.

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

We are a privately-held corporation; there is no public trading of our common stock. As of April 13, 2009, we had 37,280,034 shares outstanding

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our board of directors is divided into three classes with directors elected for overlapping three-year terms. Our shares of common stock are deposited in a voting trust, and the voting trustees elect our directors. On February 8, 2009, our stockholders, acting by written consent through the voting trustees, elected four Class II directors to serve for a three-year term expiring at our Annual Stockholders Meeting in 2012. Those directors are Richard Kauffman, Martin Coles, Pete Haas, Jr. and Vanessa Castagna.

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

Date: April 14, 2009

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