Form 10-K/A
period 2008-11-30
LEVI STRAUSS & CO
filed 2009-04-21
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
     Common Stock $.01 par value — 37,280,034 shares outstanding on April 17, 2009
Documents incorporated by reference: None

EXPLANATORY NOTE
Levi Strauss & Co. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on February 10, 2009, in order to revise the Chief Executive Officer and Chief Financial Officer certifications originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be included in the introduction to paragraph 4. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.
This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(b)	Exhibits

The following exhibits are filed as part of this Form 10-K/A:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.
By:	/s/ HEIDI L. MANES
Heidi L. Manes
Vice President and Controller / Interim Chief Financial Officer (Principal Accounting Officer)

Date: April 21, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. GARY ROGERS*	Chairman of the Board	Date: April 21, 2009
T. Gary Rogers

/s/ R. JOHN ANDERSON*	Director, President and	Date: April 21, 2009
R. John Anderson	Chief Executive Officer

/s/ ROBERT D. HAAS*	Director, Chairman Emeritus	Date: April 21, 2009
Robert D. Haas

/s/ VANESSA J. CASTAGNA*	Director	Date: April 21, 2009
Vanessa J. Castagna

/s/ PETER A. GEORGESCU*	Director	Date: April 21, 2009
Peter A. Georgescu

/s/ PETER E. HAAS JR.*	Director	Date: April 21, 2009
Peter E. Haas Jr.

Signature	Title

/s/ RICHARD L. KAUFFMAN*	Director	Date: April 21, 2009
Richard L. Kauffman

/s/ LEON J. LEVEL*	Director	Date: April 21, 2009
Leon J. Level

/s/ STEPHEN C. NEAL*	Director	Date: April 21, 2009
Stephen C. Neal

/s/ PATRICIA SALAS PINEDA*	Director	Date: April 21, 2009
Patricia Salas Pineda

	Director	Date:
Martin P. Coles

*By:	/s/ HEIDI L. MANES
Heidi L. Manes
Attorney-in-fact