Form 10-Q
period 2009-05-31
LEVI STRAUSS & CO
filed 2009-07-14
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock $.01 par value — 37,280,038 shares outstanding on July 9, 2009

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$269,621	$210,812
Restricted cash	3,037	2,664
Trade receivables, net of allowance for doubtful accounts of $19,616 and $16,886	388,882	546,474
Inventories:
Raw materials	9,551	15,895
Work-in-process	8,278	8,867
Finished goods	495,402	517,912

Total inventories	513,231	542,674
Deferred tax assets, net	116,027	114,123
Other current assets	105,298	88,527

Total current assets	1,396,096	1,505,274
Property, plant and equipment, net of accumulated depreciation of $630,818 and $596,967	404,358	411,908
Goodwill	231,850	204,663
Other intangible assets, net	46,638	42,774
Non-current deferred tax assets, net	539,655	526,069
Other assets	78,566	86,187

Total assets	$2,697,163	$2,776,875

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$32,904	$20,339
Current maturities of long-term debt	35,437	70,875
Current maturities of capital leases	1,750	1,623
Accounts payable	174,619	203,207
Restructuring liabilities	4,567	2,428
Other accrued liabilities	198,155	251,720
Accrued salaries, wages and employee benefits	163,175	194,289
Accrued interest payable	28,599	29,240
Accrued income taxes	10,696	17,909

Total current liabilities	649,902	791,630
Long-term debt	1,788,045	1,761,993
Long-term capital leases	6,045	6,183
Postretirement medical benefits	125,754	130,223
Pension liability	248,366	240,701
Long-term employee related benefits	94,087	87,704
Long-term income tax liabilities	48,476	42,794
Other long-term liabilities	44,390	46,590
Minority interest and related liability	36,624	17,982

Total liabilities	3,041,689	3,125,800

Commitments and contingencies (Note 8)
Temporary equity	589	592

Stockholders’ Deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,280,038
shares issued and outstanding	373	373
Additional paid-in capital	36,719	53,057
Accumulated deficit	(231,091)	(275,032)
Accumulated other comprehensive loss	(151,116)	(127,915)

Total stockholders’ deficit	(345,115)	(349,517)

Total liabilities, temporary equity and stockholders’ deficit	$2,697,163	$2,776,875

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
		(Dollars in thousands) (Unaudited)

Net sales	$886,519	$915,090	$1,817,773	$1,976,010
Licensing revenue	17,999	21,247	38,209	43,195

Net revenues	904,518	936,337	1,855,982	2,019,205
Cost of goods sold	489,141	498,938	995,484	1,036,607

Gross profit	415,377	437,399	860,498	982,598
Selling, general and administrative expenses	359,268	385,640	698,349	744,293

Operating income	56,109	51,759	162,149	238,305
Interest expense	(40,027)	(41,070)	(74,717)	(81,750)
Other expense, net	(20,476)	(9,596)	(17,408)	(5,717)

Income (loss) before income taxes	(4,394)	1,093	70,024	150,838
Income tax (benefit) expense	(266)	392	26,083	53,030

Net income (loss)	$(4,128)	$701	$43,941	$97,808

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 31,	May 25,
	2009	2008
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$43,941	$97,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,445	37,187
Asset impairments	568	316
Loss on disposal of property, plant and equipment	174	282
Unrealized foreign exchange losses	4,791	2,751
Realized loss on settlement of foreign currency contracts not designated for hedge accounting	18,147	8,196
Employee benefit plans’ amortization from accumulated other comprehensive loss	(9,894)	(17,981)
Employee benefit plans’ curtailment gain, net	(2,028)	(3,825)
Write-off of unamortized costs associated with early extinguishment of debt	—	329
Amortization of deferred debt issuance costs	2,131	1,939
Stock-based compensation	3,660	2,815
Allowance for doubtful accounts	3,196	6,731
Change in operating assets and liabilities (excluding assets and liabilities acquired):
Trade receivables	134,784	112,440
Inventories	12,382	(63,649)
Other current assets	(2,576)	(26,334)
Other non-current assets	1,468	(10,440)
Accounts payable and other accrued liabilities	(60,461)	7,657
Income tax liabilities	(5,629)	24,540
Restructuring liabilities	1,075	(3,181)
Accrued salaries, wages and employee benefits	(48,770)	(44,111)
Long-term employee related benefits	27,780	(13,248)
Other long-term liabilities	(3,710)	1,069
Other, net	1,461	(33)

Net cash provided by operating activities	158,935	121,258

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(26,688)	(41,009)
Proceeds from sale of property, plant and equipment	176	1,272
Payments on settlement of foreign currency contracts not designated for hedge accounting	(18,147)	(8,196)
Acquisitions, net of cash acquired	(5,423)	—
Deposits and deferred costs on proposed acquisition from Anchor Blue Retail Group	(6,947)	—

Net cash used for investing activities	(57,029)	(47,933)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(36,406)	(55,434)
Short-term borrowings, net	10,995	3,519
Debt issuance costs	—	(395)
Restricted cash	(143)	(1,269)
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(978)	(1,114)
Dividend to stockholders	(20,001)	(49,953)

Net cash used for financing activities	(46,533)	(104,646)

Effect of exchange rate changes on cash and cash equivalents	3,436	(777)

Net increase (decrease) in cash and cash equivalents	58,809	(32,098)
Beginning cash and cash equivalents	210,812	155,914

Ending cash and cash equivalents	$269,621	$123,816

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$66,463	$80,642
Income taxes	30,283	37,095

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

The unaudited consolidated financial statements include the accounts of LS&CO. and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 31, 2009, may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2009.

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

Minority Interest and Related Liability

In December 2008, the Company acquired a 51% ownership interest in a business venture which distributes and markets Levi’s® products within the Russian Federation for purchase consideration of approximately $16 million. Cash paid for the acquisition, net of cash acquired, was $3.5 million. In the three months ended May 31, 2009, the Company completed its allocation of the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed at the acquisition date, including a liability related to a put option held by the third-party minority interest holder, with the difference of approximately $24 million recorded as goodwill.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

The terms of the purchase agreement provide the third-party with a put option to sell its 49% minority interest in the business venture to the Company during established exercise periods, which begin on the fifth anniversary of the date of acquisition, or upon the occurrence of certain other events. The amount payable is based on the business venture’s financial performance (as defined in the agreement) during the years preceding the applicable exercise period. In the purchase price allocation, the Company recorded a liability representing the estimated amount payable to the minority interest holder upon exercise of the put option at the commencement of the first exercise period, discounted to its fair value as of the acquisition date. This liability is included in “Minority interest and related liability” on the Company’s consolidated balance sheet. The Company is accreting this minority interest liability to the estimated future amount payable. Periodic accretion, as well as any changes in estimate resulting from the business venture’s actual financial performance, will be recorded to “Other expense, net” in the Company’s consolidated statements of operations. The fair value of the minority interest liability is estimated using Level 3 inputs, which are unobservable by the market since they are based on the Company’s own data.

Also included in “Minority interest and related liability” on the Company’s consolidated balance sheets is the 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company’s Japanese affiliate.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2008 Annual Report on Form 10-K, except for the following, which have been grouped by their required effective dates for the Company:

Third Quarter of 2009

•	In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 also requires the Company to define major categories for equity securities and debt securities to be major security types. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In April 2009, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not anticipate that the adoption of this SAB will have a material impact on its consolidated financial statements.

•	In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

•	In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Fourth Quarter of 2009

•	In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

First Quarter of 2010

•	In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

•	In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The Company is currently evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

•	In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

•	In June 2009, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS 141-R and SFAS 160. The Company does not anticipate that the adoption of this SAB will have a material impact on its consolidated financial statements.

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the six months ended May 31, 2009, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 30, 2008	$199,905	$3,038	$1,720	$204,663
Additions	63	24,008	—	24,071
Foreign currency fluctuation	5	2,684	427	3,116

Balance, May 31, 2009	$199,973	$29,730	$2,147	$231,850

The increase in goodwill and other intangible assets in Europe resulted from the Company’s acquisition in the first quarter of 2009 of a 51% ownership interest in the business venture within the Russian Federation. See Note 1 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

Intangible assets are primarily comprised of owned trademarks with indefinite useful lives. Approximately $3.9 million of the intangible assets balance, which relates to the Company’s business venture in the Russian Federation, is subject to amortization.

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	May 31, 2009			November 30, 2008
		Fair Value Estimated Using			Fair Value Estimated Using
		Leve1 1	Level 2		Level 1	Level 2
	Fair Value	Inputs	Inputs	Fair Value	Inputs	Inputs
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$14,781	$14,781	$—	$13,465	$13,465	$—
Forward currency contracts, net	403	—	403	10,211	—	10,211

Total financial assets carried at fair value	$15,184	$14,781	$403	$23,676	$13,465	$10,211

Financial liabilities carried at fair value
Forward currency contracts, net	$24,010	$—	$24,010	$5,225	$—	$5,225
Interest rate swap, net	2,293	—	2,293	1,454	—	1,454

Total financial liabilities carried at fair value	$26,303	$—	$26,303	$6,679	$—	$6,679

The following table presents the carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 31, 2009		November 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$143,721	$133,663	$179,992	$149,541
U.S. dollar notes	817,790	779,423	818,029	477,583
Euro senior notes	357,823	320,783	329,169	151,900
Senior term loan	323,508	252,408	323,589	204,069
Yen-denominated Eurobonds	208,274	164,943	210,621	86,788
Short-term and other borrowings	33,567	33,567	20,943	20,943

Total financial liabilities carried at adjusted historical cost	$1,884,683	$1,684,787	$1,882,343	$1,090,824

As of November 30, 2008, the decline in fair value of the Company’s long-term debt as compared to its carrying value is primarily due to changes in overall capital market conditions as demonstrated by lower liquidity in the markets, increases in credit spread, and decreases in bank lending activities, which result in investors moving from high yield securities to lower yield investment grade or U.S. Treasury securities in efforts to preserve capital.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

The overall increase in fair value of the Company’s long-term debt as of May 31, 2009, as compared to November 30, 2008, is primarily due to improvements in the capital markets during the first half of 2009.

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. Dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company manages the currency risk associated with certain forecasted cash flows periodically and only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk. As of May 31, 2009, the Company had U.S. Dollar spot and forward currency contracts to buy $584.7 million and to sell $178.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through March 2010.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

The table below provides data about the carrying values of derivative and non-derivative instruments:

	May 31, 2009			November 30, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Foreign exchange contracts(1)	$403	$—	$403	$13,522	$(3,311)	$10,211
Foreign exchange contracts(2)	2,923	(26,933)	(24,010)	2,766	(7,991)	(5,225)
Interest rate contracts(2)	—	(2,293)	(2,293)	—	(1,454)	(1,454)

Total derivatives not designated as hedging instruments	$3,326	$(29,226)		$16,288	$(12,756)

Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(352,762)		$—	$(324,520)
Yen-denominated Eurobonds(3)	—	(83,009)		—	(83,954)

Total non-derivatives designated as hedging instruments	$—	$(435,771)		$—	$(408,474)

(1)	Included in “Other current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

(3)	Represents the portion of the Yen-denominated Eurobonds that have been designated as net investment hedging instruments.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

The table below provides data about the amount of gains and losses related to derivative and non-derivative instruments designated as net investment hedges included in the “Accumulated other comprehensive income (loss)” (“AOCI”) section of “Stockholders’ deficit” on the Company’s consolidated balance sheets, and in “Other expense, net” in the Company’s consolidated statements of operations:

			Gain or (Loss)
	Gain or (Loss)		Recognized in Other Expense, net
	Recognized in AOCI		(Ineffective Portion and Amount
	(Effective Portion)		Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 31, 2009	November 30, 2008	May 31, 2009	May 25, 2008	May 31, 2009	May 25, 2008
	(Dollars in thousands)

Foreign exchange contracts(1)	$4,637	$4,637	$—	$—	$—	$—
Euro senior notes	(39,395)	(10,870)	—	—	—	—
Yen-denominated Eurobonds	(13,946)	(14,892)	(1,139)	(3,182)	1,418	(4,239)
Cumulative income taxes	19,594	8,828

Total	$(29,110)	$(12,297)

(1)	Realized gains on settled foreign exchange derivatives designated as net investment hedges.

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Gain or (Loss) During
	Three Months Ended		Six Months Ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
	(Dollars in thousands)

Foreign exchange contracts(1):
Realized	$(21,537)	$(6,195)	$(18,147)	$(8,196)
Unrealized	(29,572)	(7,945)	(28,603)	(3,325)

Total	$(51,109)	$(14,140)	$(46,750)	$(11,521)

Interest rate contracts(2):	$(611)	$(75)	$(1,527)	$(75)

(1)	Recognized in “Other expense, net” in the Company’s consolidated statements of operations.

(2)	Recognized in “Interest expense” in the Company’s consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

NOTE 5:	DEBT

	May 31,	November 30,
	2009	2008
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$143,687	$179,125
Notes payable, at various rates	119	99

Total secured	143,806	179,224

Unsecured:
8.625% Euro senior notes due 2013	352,762	324,520
Senior term loan due 2014	323,181	323,028
9.75% senior notes due 2015	446,210	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	207,523	209,886

Total unsecured	1,679,676	1,653,644
Less: current maturities	(35,437)	(70,875)

Total long-term debt	$1,788,045	$1,761,993

Short-term debt
Short-term borrowings	$32,904	$20,339
Current maturities of long-term debt	35,437	70,875

Total short-term debt	$68,341	$91,214

Total long-term and short-term debt	$1,856,386	$1,853,207

Short-term Credit Lines and Standby Letters of Credit

As of May 31, 2009, the Company’s total availability of $312.2 million under its senior secured revolving credit facility was reduced by $79.1 million of letters of credit and other credit usage allocated under the facility, yielding a net availability of $233.1 million. Included in the $79.1 million of letters of credit on May 31, 2009, were $4.1 million of trade letters of credit and bankers’ acceptances, $11.5 million of other credit usage and $63.5 million of stand-by letters of credit with various international banks, of which $31.3 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 31, 2009, was 7.48% and 7.50%, respectively, compared to 7.89% and 8.10% in the same periods of 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,262	$1,726	$107	$145
Interest cost	15,334	15,361	2,760	2,645
Expected return on plan assets(1)	(10,525)	(15,536)	—	—
Amortization of prior service cost (benefit)	199	209	(9,924)	(10,156)
Amortization of transition asset	—	61	—	—
Amortization of actuarial loss(1)	4,294	258	433	971
Curtailment (gain) loss(2)	(32)	223	(188)	—
Net settlement gain	—	(16)	—	—

Net periodic benefit cost (income)	10,532	2,286	(6,812)	(6,395)

Changes in accumulated other comprehensive income (loss):
Actuarial loss	—	—	—	—
Amortization of prior service (cost) benefit	(199)	(209)	9,924	10,156
Amortization of transition asset	—	(61)	—	—
Amortization of actuarial loss	(4,294)	(258)	(433)	(971)
Curtailment gain	—	231	188	—
Net settlement gain	—	16	—	—

Total recognized in accumulated other comprehensive income (loss)	(4,493)	(281)	9,679	9,185

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$6,039	$2,005	$2,867	$2,790

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$2,531	$3,379	$214	$290
Interest cost	30,651	30,600	5,521	5,290
Expected return on plan assets(1)	(21,047)	(31,131)	—	—
Amortization of prior service cost (benefit)	397	416	(19,849)	(20,311)
Amortization of transition asset	—	118	—	—
Amortization of actuarial loss(1)	8,581	371	867	1,942
Curtailment (gain) loss(2)	(59)	397	(1,969)	(4,222)
Net settlement loss (gain)	115	(230)	—	—

Net periodic benefit cost (income)	21,169	3,920	(15,216)	(17,011)

Changes in accumulated other comprehensive income (loss):
Actuarial loss	—	287	—	—
Amortization of prior service (cost) benefit	(397)	(416)	19,849	20,311
Amortization of transition asset	—	(118)	—	—
Amortization of actuarial loss	(8,581)	(371)	(867)	(1,942)
Curtailment gain	27	533	1,969	4,222
Net settlement gain (loss)	(115)	230	—	—

Total recognized in accumulated other comprehensive income (loss)	(9,066)	145	20,951	22,591

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$12,103	$4,065	$5,735	$5,580

(1)	For the three and six months ended May 31, 2009, as compared to the same prior-year periods, both the lower “Expected return on plan assets” and the higher “Amortization of actuarial loss” resulted from the impact of the substantial decline in the fair value of the Company’s pension plan assets as of November 30, 2008.

(2)	The postretirement benefit curtailment gain of $4.2 million for the six months ended May 25, 2008, relates to the impact of voluntary terminations in the period resulting from the Company’s 2007 labor agreement with the union that represents many of its distribution-related employees in North America.

NOTE 7:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of May 31, 2009. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

For the three and six months ended May 31, 2009, the Company recognized restructuring charges, net, of $1.4 million and $3.7 million, respectively, compared to $0.2 million and $2.4 million for the same periods in 2008. These charges were recorded in “Selling, general and administrative expenses” in the Company’s consolidated statements of operations. The following table summarizes the restructuring activity for the six months ended May 31, 2009, and the related restructuring liabilities balance as of November 30, 2008, and May 31, 2009:

	2009 Restructuring Activities
	Liabilities				Liabilities
	November 30,				May 31,
	2008	Charges	Utilization	Adjustments	2009
	(Dollars in thousands)

2009 reorganization initiatives:(1)
Severance and employee benefits	$—	$3,069	$(308)	$—	$2,761
Asset impairment	—	356	(356)	—	—
Prior reorganization initiatives:(2)
Severance and employee benefits	1,105	—	(845)	(37)	223
Other restructuring costs	4,782	273	(780)	80	4,355

Total	$5,887	$3,698	$(2,289)	$43	$7,339

Current portion	$2,428				$4,567
Long-term portion	3,459				2,772

Total	$5,887				$7,339

(1)	In the first quarter of 2009, the Company decided to close its manufacturing facility in Hungary. This closure will result in the elimination of the jobs of approximately 549 employees through the third quarter of 2009. Charges in the first half of 2009 include estimated severance costs and an asset impairment charge reflecting the write-down of machinery and equipment to their estimated fair values. The Company expects to incur additional restructuring charges related to this initiative of approximately $0.7 million, principally related to additional facility closure costs, which will be recorded over the next 12 months.

(2)	Prior reorganization initiatives include organizational changes and distribution center closures in 2003-2008, primarily in Europe and the Americas. Of the $4.6 million restructuring liability at May 31, 2009, $0.4 million resulted from the Company’s distribution facility closures in Europe and $4.2 million resulted from organizational changes in the United States and Europe that commenced in 2004. The liability for the 2004 activities primarily consists of lease loss liabilities. The Company estimates that it will incur future additional restructuring charges related to these prior reorganization initiatives of approximately $0.9 million.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

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

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

matters. The Company does not believe there are any of these pending legal proceedings that will have a material impact on its financial condition or results of operations or cash flows.

NOTE 9:	DIVIDEND PAYMENTS

In the second quarter of 2009 and 2008, the Company paid cash dividends of $20 million and $50 million, respectively. The declaration of cash dividends in the future is subject to determination by the Company’s Board of Directors based on a number of factors, including the Company’s financial condition and compliance with the terms of its debt agreements. The dividend payments resulted in a decrease to “Additional paid-in capital” as the Company is in an accumulated deficit position.

NOTE 10:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Six Months Ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
		(Dollars in thousands)

Net income (loss)	$(4,128)	$701	$43,941	$97,808

Other comprehensive income (loss):
Net investment hedge losses	(20,855)	(14,803)	(16,813)	(15,706)
Foreign currency translation (losses) gains	15,581	1,163	1,596	(1,011)
Unrealized gain (loss) on marketable securities	1,473	71	594	(740)
Cash flow hedges	—	—	—	(23)
Pension and postretirement benefits	(3,792)	(6,265)	(8,578)	(16,065)

Total other comprehensive loss	(7,593)	(19,834)	(23,201)	(33,545)

Total comprehensive income (loss)	$(11,721)	$(19,133)	$20,740	$64,263

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 31,	November 30,
	2009	2008
	(Dollars in thousands)

Net investment hedge losses	$(29,110)	$(12,297)
Foreign currency translation losses	(41,880)	(43,476)
Unrealized loss on marketable securities	(3,387)	(3,981)
Pension and postretirement benefits	(76,739)	(68,161)

Accumulated other comprehensive loss, net of income taxes	$(151,116)	$(127,915)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

NOTE 11:	OTHER EXPENSE, NET

The following table summarizes significant components of “Other expense, net”:

	Three Months Ended		Six Months Ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
	(Dollars in thousands)

Foreign exchange management losses(1)	$(51,109)	$(14,140)	$(46,750)	$(11,521)
Foreign currency transaction gains(2)	30,955	3,918	29,056	2,523
Minority interest(3)	(754)	53	(1,180)	(226)
Other	432	573	1,466	3,507

Total other expense, net	$(20,476)	$(9,596)	$(17,408)	$(5,717)

(1)	The increase in foreign exchange management losses in the three- and six-month periods ended May 31, 2009, as compared to the prior year periods reflects the impact of foreign currency fluctuation on the Company’s forward exchange contracts, primarily the weakening of the U.S. Dollar against the Euro, the Canadian Dollar and the Australian Dollar in the second quarter of 2009.

(2)	The increase in foreign currency transaction gains in the three- and six-month periods ended May 31, 2009, as compared to the prior year periods reflects the impact of foreign currency fluctuation on the Company’s foreign currency denominated balances, primarily the weakening of the U.S. Dollar against the Euro, the Australian Dollar and the Swedish Krona.

(3)	Includes accretion of $0.5 million and $1.0 million for the three- and six-month periods ended May 31, 2009, respectively, of the minority interest liability related to the Company’s business venture in the Russian Federation. See Note 1 for additional information.

NOTE 12:	INCOME TAXES

The Company’s income tax (benefit) expense was $(0.3) million and $26.1 million for the three and six months ended May 31, 2009, respectively, compared to $0.4 million and $53.0 million for the same periods ended May 25, 2008. The decrease in income tax expense for the six-month period was primarily due to lower income before taxes.

The Company’s effective income tax rate for the six months ended May 31, 2009, was 37.2% compared to 35.2% for the same period ended May 25, 2008. The 2.0% increase was due to a higher negative impact of discrete items recognized in the current year, including interest and penalties relating to foreign uncertain tax positions, compared to the same period in 2008.

As of May 31, 2009, the Company’s total gross amount of unrecognized tax benefits was $157.1 million, of which $106.0 million would impact the Company’s effective tax rate, if recognized. As of November 30, 2008, the Company’s total gross amount of unrecognized tax benefits was $167.2 million, of which $104.6 million would have impacted the Company’s effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due to the resolution of transfer pricing agreements with certain foreign tax jurisdictions. These agreements were consistent with management’s expectations in prior periods and have not materially impacted the Company’s effective income tax rate or its income tax provision in the current year.

As of May 31, 2009, the Company believes that it is reasonably possible that within the next twelve months unrecognized tax benefits could decrease by as much as $100.2 million, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether the Company will realize any significant income tax benefit upon the resolution of this claim.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

NOTE 13:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and six-month periods ended May 31, 2009, the Company donated $0.3 million and $0.5 million, respectively, to the Levi Strauss Foundation as compared to $0.1 million and $7.2 million, respectively, for the same prior-year periods.

NOTE 14:	BUSINESS SEGMENT INFORMATION

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

Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
	(Dollars in thousands)

Net revenues:
Americas	$517,537	$477,290	$1,021,399	$1,057,048
Europe	221,093	267,660	488,429	596,406
Asia Pacific	165,888	191,387	346,154	365,751

Total net revenues	$904,518	$936,337	$1,855,982	$2,019,205

Operating income:
Americas	$67,644	$11,092	$121,859	$102,425
Europe	22,386	43,466	80,670	142,387
Asia Pacific	19,376	29,502	51,110	60,363

Regional operating income	109,406	84,060	253,639	305,175
Corporate expenses	53,297	32,301	91,490	66,870

Total operating income	56,109	51,759	162,149	238,305
Interest expense	(40,027)	(41,070)	(74,717)	(81,750)
Other expense, net	(20,476)	(9,596)	(17,408)	(5,717)

Income (loss) before income taxes	$(4,394)	$1,093	$70,024	$150,838

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

	May 31, 2009
			Asia
	Americas	Europe	Pacific	Other	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$174,790	$124,523	$73,764	$15,805	$388,882
Inventories	252,739	153,620	105,597	1,275	513,231
Other	—	—	—	1,795,050	1,795,050

Total assets					$2,697,163

	November 30, 2008
			Asia
	Americas	Europe	Pacific	Other	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$309,904	$132,328	$83,538	$20,704	$546,474
Inventories	277,910	159,861	105,379	(476)	542,674
Other	—	—	—	1,687,727	1,687,727

Total assets					$2,776,875

NOTE 15:	SUBSEQUENT EVENT

On July 13, 2009, we completed the purchase of the operating rights to 73 Levi’s® and Dockers® outlet stores at a purchase price of approximately $72 million, subject to certain post-closing adjustments. The acquisition from Anchor Blue Retail Group, Inc., who previously operated the stores under a license agreement, was part of its restructuring under Chapter 11 of the U.S. Bankruptcy Code. The assets purchased include the inventory, fixtures and equipment associated with the stores. As of May 31, 2009, the Company had made deposits and deferred costs of $6.9 million related to this acquisition.

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside the United States. We distribute products under the Signature brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores outside the United States. We also distribute our Levi’s® and Dockers® products through our online stores and 323 company-operated stores located in 25 countries, including the United States. These stores generated approximately 11% of our net revenues in the first half of 2009.

We derived nearly half of our net revenues and more than half of our regional operating income from our Europe and Asia Pacific businesses in the first half of 2009. Sales of Levi’s® brand products represented approximately 76% of our total net sales in the first half of 2009.

Our Second Quarter 2009 Results

Our second quarter 2009 results reflect the difficult economic conditions that continue to persist in most markets around the world and the unfavorable impact of currency. Beyond these factors, changes in results over the prior-year period primarily reflect the impact of the stabilization issues we encountered in the second quarter of 2008 related to our enterprise resource planning (“ERP”) system in the United States.

•	Net revenues. Our consolidated net revenues decreased by 3% compared to the second quarter of 2008. Despite a challenging retail environment, net revenues would have increased by 5% without the unfavorable effects of changes in foreign currency exchange rates. On a constant-currency basis, net revenues increased in our Americas region and were stable in our Europe region, but declined in our Asia Pacific region.

•	Operating income. Our consolidated operating margin in the second quarter of 2009 was 6%, a slight increase from the second quarter of 2008, and operating income increased $4 million. In our Americas region, operating income increased, primarily driven by lower selling, general and administrative expenses (“SG&A”), while in the remainder of our business, operating income declined, reflecting the unfavorable impact of currency and our continued investment in retail expansion.

•	Cash flows. Cash flows provided by operating activities were $159 million in the first half of 2009 as compared to $121 million for the same period in 2008. Our inventory management and cost-containment initiatives offset the impact to our operating cash flows of the decline in our net revenues.

Key challenges and risks for us during the remainder of the year include:

•	the impact to our customers and consumers of the continuing downturn in macroeconomic conditions which is driving weak consumer spending in all of our regions around the globe;

•	a successful transition of sales volume from customers who have declared bankruptcy to our other customers and channels; and

•	our ability to revitalize our U.S. Dockers® brand.

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

Classification.  Our classification of revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and of direct sales to consumers at both our company-operated and online stores. It includes discounts, allowances for estimated returns, promotions and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

•	Cost of goods sold is primarily comprised of materials, labor and related overhead, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense.

•	Selling costs include, among other things, all occupancy costs associated with company-operated stores.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping, handling, and other activities associated with our distribution network.

Constant currency.  Constant-currency comparisons are based on translating local currency amounts in both periods at the foreign exchange rates used in the Company’s internal planning process. We routinely evaluate our financial performance on a constant-currency basis in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations for Three and Six Months Ended May 31, 2009, as Compared to Same Periods in 2008

The following table summarizes, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 31,	May 25,				May 31,	May 25,
			%	2009	2008			%	2009	2008
	May 31,	May 25,	Increase	% of Net	% of Net	May 31,	May 25,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$886.5	$915.1	(3.1)%	98.0%	97.7%	$1,817.8	$1,976.0	(8.0)%	97.9%	97.9%
Licensing revenue	18.0	21.2	(15.3)%	2.0%	2.3%	38.2	43.2	(11.5)%	2.1%	2.1%

Net revenues	904.5	936.3	(3.4)%	100.0%	100.0%	1,856.0	2,019.2	(8.1)%	100.0%	100.0%
Cost of goods sold	489.1	498.9	(2.0)%	54.1%	53.3%	995.5	1,036.6	(4.0)%	53.6%	51.3%

Gross profit	415.4	437.4	(5.0)%	45.9%	46.7%	860.5	982.6	(12.4)%	46.4%	48.7%
Selling, general and
administrative expenses	359.3	385.6	(6.8)%	39.7%	41.2%	698.4	744.3	(6.2)%	37.6%	36.9%

Operating income	56.1	51.8	8.4%	6.2%	5.5%	162.1	238.3	(32.0)%	8.7%	11.8%
Interest expense	(40.0)	(41.1)	(2.5)%	(4.4)%	(4.4)%	(74.7)	(81.8)	(8.6)%	(4.0)%	(4.0)%
Other expense, net	(20.5)	(9.6)	113.4%	(2.3)%	(1.0)%	(17.4)	(5.7)	204.5%	(0.9)%	(0.3)%

Income (loss) before income taxes	(4.4)	1.1	(502.0)%	(0.5)%	0.1%	70.0	150.8	(53.6)%	3.8%	7.5%
Income tax (benefit) expense	(0.3)	0.4	(167.9)%	—	—	26.1	53.0	(50.8)%	1.4%	2.6%

Net income (loss)	$(4.1)	$0.7	(688.9)%	(0.5)%	0.1%	$43.9	$97.8	(55.1)%	2.4%	4.8%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenue by reporting segment on both reported and constant-currency bases from period to period:

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 31,	May 25,	As	Constant	May 31,	May 25,	As	Constant
	2009	2008	Reported	Currency	2009	2008	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$517.5	$477.3	8.4%	12.0%	$1,021.4	$1,057.0	(3.4)%	(0.9)%
Europe	221.1	267.6	(17.4)%	0.7%	488.4	596.4	(18.1)%	(2.9)%
Asia Pacific	165.9	191.4	(13.3)%	(5.7)%	346.2	365.8	(5.4)%	1.5%

Total net revenues	$904.5	$936.3	(3.4)%	5.4%	$1,856.0	$2,019.2	(8.1)%	(1.0)%

Total net revenues decreased on a reported basis for the three- and six-month periods ended May 31, 2009, compared to the same prior-year periods. Reported amounts were affected unfavorably by changes in foreign currency exchange rates across all regions, particularly in Europe. On a constant-currency basis, consolidated net revenues increased for the three-month period and decreased for the six-month period ended May 31, 2009, compared to the same prior year periods.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased for the three-month period and decreased for the six-month period. Currency affected net revenues unfavorably by approximately $16 million and $27 million for the three- and six-month periods, respectively.

For the three-month period, the increase in net revenues in the region primarily reflected issues encountered during our stabilization of an enterprise resource planning (“ERP”) system in the United States in the beginning of the second quarter of 2008, as well as early shipments to certain wholesale customers in the first quarter of 2008 in anticipation of the ERP implementation. These events negatively impacted net revenues in the second quarter of 2008. Our second quarter 2009 net revenues also reflect declines in net sales related to the weak economic environment and the bankruptcy filing of a significant U.S. customer in the third quarter of 2008.

For the six-month period, net revenues declined in the region due to the weak economic environment, customer bankruptcy filings, and lower demand for our U.S. Dockers® brand products. The decline in net revenues compared to the same period in the prior year was partially offset by the impact of the ERP issues which affected results in 2008.

Europe.  Net revenues in Europe decreased on a reported basis for the three- and six-month periods, and on a constant-currency basis for the six-month period, but were stable on a constant-currency basis for the three-month period. Currency affected net revenues unfavorably by approximately $48 million and $93 million for the three- and six-month periods, respectively.

For the three- and six-month periods, net revenues in the region decreased primarily due to lower sales in our wholesale channels in our mature markets, reflecting a declining retail environment. The decline in sales was primarily due to lower sales of our Levi’s® Red Tabtm products for women. This was partially offset by increased sales from new company-operated retail stores.

Asia Pacific.  Net revenues in Asia Pacific decreased on a reported basis for the three- and six-month periods, and on a constant-currency basis for the three-month period, but increased on a constant-currency basis for the six-month period. Currency affected net revenues unfavorably by approximately $16 million and $25 million for the three- and six-month periods, respectively.

For the three-month period, net revenues in the region decreased, reflecting the deepening of the global recession. Net sales declined in the wholesale channels in our mature markets, particularly Japan, where we also saw a consumer shift to vertically integrated retail channels that offer lower-priced products. The decline was partially offset by increased sales from the continued expansion of our brand-dedicated store network in our developing markets.

For the six-month period, the poor second-quarter performance was more than offset by net sales increases in the first quarter, primarily due to the expansion of our brand-dedicated store network as well as increased sales driven by product promotions across the region.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
			%			%
	May 31,	May 25,	Increase	May 31,	May 25,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)

Net revenues	$904.5	$936.3	(3.4)%	$1,856.0	$2,019.2	(8.1)%
Cost of goods sold	489.1	498.9	(2.0)%	995.5	1,036.6	(4.0)%

Gross profit	$415.4	$437.4	(5.0)%	$860.5	$982.6	(12.4)%

Gross margin	45.9%	46.7%		46.4%	48.7%

Gross profit for the three- and six-month periods ended May 31, 2009, declined as compared to the same prior-year periods. For the three-month period, currency affected gross profit unfavorably by approximately $55 million. The increase in gross profit on a constant-currency basis was due to the increase in constant-currency net revenues and an improvement in constant-currency gross margin, driven primarily by lower inventory markdown activity.

For the six-month period, gross profit declined due to unfavorable currency effects of approximately $102 million as well as the decrease in constant-currency net revenues.

Our gross margins may not be comparable to those of other companies in our industry since some companies may include costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.

Selling, general and administrative expenses

The following table shows our SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 31,	May 25,				May 31,	May 25,
			%	2009	2008			%	2009	2008
	May 31,	May 25,	Increase	% of Net	% of Net	May 31,	May 25,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$107.4	$101.7	5.5%	11.9%	10.9%	$213.2	$205.4	3.8%	11.5%	10.2%
Advertising and promotion	59.7	66.2	(9.8)%	6.6%	7.1%	97.9	117.5	(16.7)%	5.3%	5.8%
Administration	81.6	92.5	(11.7)%	9.0%	9.9%	166.8	175.6	(5.0)%	9.0%	8.7%
Other	110.6	125.2	(11.7)%	12.2%	13.4%	220.5	245.8	(10.3)%	11.9%	12.2%

Total SG&A	$359.3	$385.6	(6.8)%	39.7%	41.2%	$698.4	$744.3	(6.2)%	37.6%	36.9%

Total SG&A expenses decreased $26 million and $46 million for the three- and six-month periods ended May 31, 2009, respectively, compared to the same prior-year periods, due to the favorable impact of currency of approximately $32 million and $56 million.

Selling.  In both periods, higher selling costs associated with additional company-operated stores were partially offset by a favorable currency impact of $12 million and $22 million for the three- and six-month periods, respectively.

Advertising and promotion.  For the three-month period, the decrease in advertising and promotion expenses was attributable to the effects of currency. For the six-month period, approximately half the decrease in advertising and promotion expenses was due to the effects of currency and the remainder reflected a planned reduction of our advertising activities in most markets as compared to the prior year.

Administration.  Administration expenses include corporate expenses, net restructuring charges and other administrative charges. Currency favorably impacted these expenses by $6 million and $11 million for the three- and six-month periods, respectively. Both periods in 2009 reflect increased pension expense, while in 2008 both periods included higher costs associated with our conversion to an ERP system in the United States.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. Approximately half the decrease in these costs as compared to the prior-year periods was due to the effects of currency, and the remainder was primarily driven by lower distribution costs, resulting from actions we have taken in recent years to restructure our distribution center operations, as well as lower marketing costs. These declines were partially offset by higher accruals for headcount reductions.

Operating income

The following table shows operating income by reporting segment and corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
				May 31,		May 25,					May 31,		May 25,
			%	2009		2008				%	2009		2008
	May 31,	May 25,	Increase	% of Net		% of Net		May 31,	May 25,	Increase	% of Net		% of Net
	2009	2008	(Decrease)	Revenues		Revenues		2009	2008	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$67.6	$11.1	509.8%	13.1%		2.3%		$121.8	$102.4	19.0%	11.9%		9.7%
Europe	22.4	43.5	(48.5)%	10.1%		16.2%		80.7	142.4	(43.3)%	16.5%		23.9%
Asia Pacific	19.4	29.5	(34.3)%	11.7%		15.4%		51.1	60.4	(15.3)%	14.8%		16.5%

Total regional operating income	109.4	84.1	30.2%	12.1	%*	9.0	%*	253.6	305.2	(16.9)%	13.7	%*	15.1	%*
Corporate expenses	53.3	32.3	65.0%	5.9	%*	3.4	%*	91.5	66.9	36.8%	4.9	%*	3.3	%*

Total operating income	$56.1	$51.8	8.4%	6.2	%*	5.5	%*	$162.1	$238.3	(32.0)%	8.7	%*	11.8	%*

Operating Margin	6.2%	5.5%						8.7%	11.8%

*	Percentage of consolidated net revenues

Currency unfavorably affected operating income by approximately $23 million and $46 million for the three- and six-month periods, respectively.

Regional operating income.  The following describes changes in operating income by segment for the three- and six-month periods ended May 31, 2009, compared to the same prior-year periods:

•	Americas. Operating income increased in both periods primarily due to an improved operating margin reflecting cost-reduction initiatives in the region as well as our second-quarter 2008 ERP implementation and stabilization expenses, which were not repeated in 2009.

•	Europe. The decrease in the region’s operating income for both periods was due to the unfavorable impact of currency as well as a decline in operating margin reflecting the region’s continued investment in retail expansion.

•	Asia Pacific. Operating income decreased in both periods primarily due to the unfavorable impact of currency as well as a decline in operating margin reflecting increased advertising and promotion expenses in Japan.

Corporate.  Corporate expense is comprised of net restructuring charges, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs. Corporate expenses for the three- and six-month periods increased over the same prior-year periods primarily due to an increase in pension expense of approximately $9 million per quarter, resulting from the decline in the fair value of our pension plan assets in 2008. Corporate expenses for both periods also included higher severance accruals for headcount reductions.

Interest expense

Interest expense decreased to $40.0 million and $74.7 million for the three- and six-month periods ended May 31, 2009, respectively, from $41.1 million and $81.8 million, respectively, for the same periods in 2008. Lower average borrowing rates and lower debt levels in the 2009 periods, resulting primarily from our debt reduction activities during 2008, caused the decrease in interest expense.

The weighted-average interest rate on average borrowings outstanding for the three- and six-month periods ended May 31, 2009, were 7.48% and 7.50%, respectively, as compared to 7.89% and 8.10%, respectively, for the same prior-year periods.

Other expense, net

For the three- and six-month periods in 2009, we recorded expense of $20.5 million and $17.4 million, respectively, as compared to expense of $9.6 million and $5.7 million, respectively, for the same periods in 2008. The increase for both periods primarily reflects unrealized losses on foreign exchange derivatives which hedge future cash flow obligations of our foreign operations. The U.S. Dollar depreciated relative to many foreign currencies, particularly the Euro, Canadian Dollar, and the Australian Dollar, negatively impacting the value of the respective derivative contracts. This was partially offset by unrealized foreign currency transaction gains.

Income tax (benefit) expense

Income tax (benefit) expense was $(0.3) million and $26.1 million for the three and six months ended May 31, 2009, respectively, as compared $0.4 million and $53.0 million for the same periods ended May 25, 2008. The decrease in income tax expense for the six-month period was primarily due to lower income before taxes.

The effective income tax rate for the six months ended May 31, 2009, was 37.2% compared to 35.2% for the same period ended May 25, 2008. The 2.0% increase was due to a higher negative impact of discrete items recognized in the current year, including interest and penalties relating to foreign uncertain tax positions, compared to the same period in 2008.

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

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s®

brand and other related intellectual property. The amended facility includes a $250 million term loan tranche and a $500 million revolving tranche. The revolving tranche increases as the term loan tranche is repaid, up to a maximum of $750 million when the term loan tranche is repaid in full. Upon repayment of the term loan tranche, the secured interest in the U.S. trademarks will be released. As of May 31, 2009, we had borrowings of $143.7 million under the term loan tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $233.1 million, as our total availability of $312.2 million, based on collateral levels as defined by the agreement, was reduced by $79.1 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

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

As of May 31, 2009, we had cash and cash equivalents totaling approximately $269.6 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $502.7 million.

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

Other than the cash dividend of $20 million that we paid in the second quarter of 2009, there have been no material changes to our estimated cash requirements for 2009 from those disclosed in our 2008 Annual Report on Form 10-K.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 31,	May 25,
	2009	2008
	(Dollars in millions)

Cash provided by operating activities	$158.9	$121.3
Cash used for investing activities	(57.0)	(47.9)
Cash used for financing activities	(46.5)	(104.6)
Cash and cash equivalents	269.6	123.8

Cash flows from operating activities

Cash provided by operating activities was $158.9 million for the first half of 2009, as compared to $121.3 million for the same period of 2008. As compared to the prior year, the increase in cash provided by operating activities was primarily due to lower payments for incentive compensation, interest and taxes. Lower cash used for inventory, reflecting our focus on inventory management, and lower payments to vendors, reflecting our lower SG&A expenses, were offset by lower cash collections, driven by our lower net revenues and lower beginning accounts receivable balance.

Cash flows from investing activities

Cash used for investing activities was $57.0 million for the first half of 2009, as compared to $47.9 million for the same period of 2008. As compared to the prior year, the increase in cash used for investing activities was primarily driven by higher payments on settlement of foreign currency contracts. Cash used to open company-operated retail stores decreased, as did cash used for information technology systems, which reflects the costs associated with our global ERP implementation and stabilization in 2008. In 2009, we also used cash in the acquisition of previously licensed retail stores in our Europe region, and to make deposits for the proposed acquisition from Anchor Blue Retail Group in the Americas that closed in July 2009.

Cash flows from financing activities

Cash used for financing activities was $46.5 million for the first half of 2009, compared to $104.6 million for the same period in 2008. Cash used in both periods primarily related to our dividend payments to stockholders of $20.0 million in 2009 and $50.0 million in 2008, and required payments on the term loan tranche of our senior secured revolving credit facility of $35.4 million in each period. Cash used for financing activities in 2008 also reflects our redemption in March 2008 of our remaining $18.8 million outstanding 12.25% senior notes due 2012.

Indebtedness

We had fixed-rate debt of approximately $1.4 billion (75% of total debt) and variable-rate debt of approximately $0.4 billion (25% of total debt) as of May 31, 2009. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate debt principal payments are $68.3 million in the remainder of 2009, $108.3 million in 2012, $352.8 million in 2013, $323.2 million in 2014 and the remaining $1.0 billion in years after 2014.

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

To determine the fair value of impaired assets, we utilize the valuation technique or techniques deemed most appropriate based on the nature of the impaired asset and the data available, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 and our other filings with the Securities and Exchange Commission,, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and withstand the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions and consolidations through mergers and acquisitions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing customer preferences;

•	our ability to withstand the impacts of foreign currency exchange rate fluctuations;

•	our ability to revitalize, or sustain improvements in, our Dockers® brand and our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ shift in product mix in all channels of distribution, including the mass channel;

•	our ability to implement, stabilize and optimize our ERP system throughout our business without further disruption or to mitigate any existing or new disruptions;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our effectiveness in increasing efficiencies in our operations;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social or economic instability in countries where we do business.

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

Evaluation of Disclosure Controls and Procedures

As of May 31, 2009, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our interim chief financial officer. Our chief executive officer and our interim chief financial officer concluded that at May 31, 2009, our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K other than as set forth below:

During the past several years, we have experienced significant changes in senior management and our board. The success of our business depends on our ability to attract and retain qualified and effective senior management and board leadership.

Collective or individual changes in our senior management group or board membership could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations. Recent changes in our senior management team include Aaron Boey, who became our Senior Vice President and President, Levi Strauss Asia Pacific on February 19, 2009, and Blake Jorgensen, who became our Executive Vice President and Chief Financial Officer on July 1, 2009. In addition, Richard Kauffman joined our Board in October 2008 and Martin Coles joined our Board in February 2009.

We are a global company with nearly half our revenues coming from our Europe and Asia Pacific businesses, which exposes us to political and economic risks as well as the impact of foreign currency fluctuations.

As a global company, we are exposed to risks of doing business in foreign jurisdictions and risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. For example, on May 4, 2009, President Obama’s administration announced several proposals to reform U.S. tax laws, including a proposal to further limit foreign tax credits as compared to current law and a proposal to defer tax deductions allocable to non-U.S. earnings until the earnings are repatriated. At this time it is not known whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. The proposed legislation or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our after-tax profitability.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Employment Offer Letter, dated May 27, 2009, between the Registrant and Blake Jorgensen. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 28, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & CO.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: July 14, 2009

EXHIBITS INDEX

10.1	Employment Offer Letter, dated May 27, 2009, between the Registrant and Blake Jorgensen. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 28, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.