Form 10-Q
period 2009-08-30
LEVI STRAUSS & CO
filed 2009-10-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 30, 2009
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

Common Stock $.01 par value — 37,284,741 shares outstanding on October 6, 2009

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 30,	November 30,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$171,736	$210,812
Restricted cash	3,047	2,664
Trade receivables, net of allowance for doubtful accounts of $20,933 and $16,886	501,800	546,474
Inventories:
Raw materials	7,119	15,895
Work-in-process	8,615	8,867
Finished goods	511,151	517,912

Total inventories	526,885	542,674
Deferred tax assets, net	115,872	114,123
Other current assets	109,046	88,527

Total current assets	1,428,386	1,505,274
Property, plant and equipment, net of accumulated depreciation of $652,278 and $596,967	416,725	411,908
Goodwill	244,516	204,663
Other intangible assets, net	105,537	42,774
Non-current deferred tax assets, net	540,392	526,069
Other assets	88,506	86,187

Total assets	$2,824,062	$2,776,875

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$34,578	$20,339
Current maturities of long-term debt	17,719	70,875
Current maturities of capital leases	1,768	1,623
Accounts payable	195,370	203,207
Restructuring liabilities	2,109	2,428
Other accrued liabilities	235,748	251,720
Accrued salaries, wages and employee benefits	168,706	194,289
Accrued interest payable	35,762	29,240
Accrued income taxes	16,235	17,909

Total current liabilities	707,995	791,630
Long-term debt	1,801,700	1,761,993
Long-term capital leases	5,765	6,183
Postretirement medical benefits	124,234	130,223
Pension liability	252,875	240,701
Long-term employee related benefits	100,057	87,704
Long-term income tax liabilities	55,819	42,794
Other long-term liabilities	44,784	46,590
Minority interest and related liability	37,793	17,982

Total liabilities	3,131,022	3,125,800

Commitments and contingencies (Note 8)
Temporary equity	1,146	592

Stockholders’ Deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,284,741 shares issued and outstanding	373	373
Additional paid-in capital	38,242	53,057
Accumulated deficit	(190,387)	(275,032)
Accumulated other comprehensive loss	(156,334)	(127,915)

Total stockholders’ deficit	(308,106)	(349,517)

Total liabilities, temporary equity and stockholders’ deficit	$2,824,062	$2,776,875

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
	(Dollars in thousands)
	(Unaudited)

Net sales	$1,021,829	$1,088,384	$2,839,602	$3,064,394
Licensing revenue	18,571	22,409	56,780	65,604

Net revenues	1,040,400	1,110,793	2,896,382	3,129,998
Cost of goods sold	545,985	578,294	1,541,469	1,614,901

Gross profit	494,415	532,499	1,354,913	1,515,097
Selling, general and administrative expenses	396,041	388,606	1,094,390	1,132,899

Operating income	98,374	143,893	260,523	382,198
Interest expense	(37,931)	(37,305)	(112,648)	(119,055)
Other income (expense), net	(6,393)	14,317	(23,801)	8,600

Income before income taxes	54,050	120,905	124,074	271,743
Income tax expense	13,347	51,740	39,430	104,770

Net income	$40,703	$69,165	$84,644	$166,973

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 30,	August 24,
	2009	2008
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$84,644	$166,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,379	56,925
Asset impairments	1,720	1,840
Loss on disposal of property, plant and equipment	171	107
Unrealized foreign exchange losses (gains)	8,716	(9,715)
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	29,776	5,478
Employee benefit plans’ amortization from accumulated other comprehensive loss	(14,891)	(26,195)
Employee benefit plans’ curtailment gain, net	(2,108)	(3,946)
Write-off of unamortized costs associated with early extinguishment of debt	—	394
Amortization of deferred debt issuance costs	3,225	2,966
Stock-based compensation	5,739	5,219
Allowance for doubtful accounts	6,721	8,879
Change in operating assets and liabilities (excluding assets and liabilities acquired):
Trade receivables	67,088	55,163
Inventories	31,345	(102,451)
Other current assets	(4,265)	(40,635)
Other non-current assets	7,636	(5,884)
Accounts payable and other accrued liabilities	(81,077)	40,712
Income tax liabilities	(8,280)	54,505
Restructuring liabilities	(1,675)	(3,936)
Accrued salaries, wages and employee benefits	(38,172)	(36,838)
Long-term employee related benefits	23,491	(18,242)
Other long-term liabilities	(5,071)	721
Other, net	784	(1,284)

Net cash provided by operating activities	173,896	150,756

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(46,016)	(57,415)
Proceeds from sale of property, plant and equipment	905	907
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(29,776)	(5,478)
Acquisitions, net of cash acquired	(80,921)	(649)

Net cash used for investing activities	(155,808)	(62,635)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(54,632)	(77,002)
Short-term borrowings, net	8,224	10,784
Debt issuance costs	—	(395)
Restricted cash	(81)	(1,172)
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(978)	(1,114)
Dividend to stockholders	(20,001)	(49,953)

Net cash used for financing activities	(67,468)	(118,852)

Effect of exchange rate changes on cash and cash equivalents	10,304	(431)

Net decrease in cash and cash equivalents	(39,076)	(31,162)
Beginning cash and cash equivalents	210,812	155,914

Ending cash and cash equivalents	$171,736	$124,752

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$92,439	$110,110
Income taxes	41,544	45,575

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, jackets and related accessories, for men, women and children under the Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm brands. The Company markets its products in three geographic regions: Americas, Europe and Asia Pacific.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 30, 2008, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 10, 2009.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 30, 2009, may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2009.

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of both fiscal years 2009 and 2008 consists of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events have been evaluated through the date these financial statements were issued, October 8, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

Company’s 2008 Annual Report on Form 10-K, except for the following, which have been grouped by their required effective dates for the Company:

Fourth Quarter of 2009

•	In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

•	In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

First Quarter of 2010

•	In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

•	In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

First Quarter of 2011

•	In September 2009, the Emerging Issues Task Force (EITF) reached final consensus on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (“EITF 08-1”). EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

NOTE 2:	BUSINESS ACQUISITIONS

The impact of the Company’s acquisitions during 2009 on the Company’s results of operations, as if the acquisitions had been completed as of the beginning of the periods presented, is not significant.

The changes in the carrying amount of goodwill by business segment for the nine months ended August 30, 2009, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 30, 2008	$199,905	$3,038	$1,720	$204,663
Additions	7,513	28,394	—	35,907
Foreign currency fluctuation	4	3,461	481	3,946

Balance, August 30, 2009	$207,422	$34,893	$2,201	$244,516

The increase in goodwill in Europe primarily resulted from the Company’s December 2008 acquisition of a 51% ownership interest in a business venture, which distributes and markets Levi’s® products within the Russian Federation, for purchase consideration of approximately $16 million. The Company allocated the purchase price to the fair values of the tangible assets and intangible contractual rights acquired and the liabilities assumed at the acquisition date, including a liability related to a put option held by the third-party minority interest holder, with the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

difference of approximately $24 million recorded as goodwill. Cash paid for the acquisition, net of cash acquired, was $3.5 million.

The terms of the purchase agreement provided the third-party with a put option to sell its 49% minority interest in the business venture to the Company during established exercise periods, which were to begin on the fifth anniversary of the date of acquisition, or upon the occurrence of certain other events. The amount payable was to be based on the business venture’s financial performance (as defined in the agreement) during the years preceding the applicable exercise period. In the purchase price allocation, the Company recorded a liability representing the estimated amount payable to the minority interest holder upon exercise of the put option at the commencement of the first exercise period, discounted to its fair value as of the acquisition date, and began accreting this minority interest liability to the estimated future amount payable. This liability is included in “Minority interest and related liability” on the Company’s consolidated balance sheet, and the recorded accretion is included in “Other income (expense), net” in the Company’s consolidated statements of income. The fair value of the minority interest liability was estimated using Level 3 inputs, which are unobservable by the market since they are based on the Company’s own data.

In September 2009, the Company acquired the remaining 49% ownership interest of the business venture within the Russian Federation for purchase consideration of approximately $16 million, resulting in the elimination of the liability related to the put option held by the third-party minority interest holder.

The increase in goodwill in Europe also reflects the Company’s July 1, 2009, acquisition of a former licensee for a base purchase price of $22 million, plus a purchase price adjustment for the acquired net asset value based on the final balance sheet of the acquired business, estimated at $15 million. The Company preliminarily allocated the purchase price to the fair values of the tangible assets, intangible customer lists and contractual rights acquired, and the liabilities assumed at the acquisition date, with the difference of approximately $4 million recorded as goodwill. During the third quarter of 2009, the Company made payments totaling $13 million, net of cash acquired, in partial payment for this acquisition. The liability for the remaining purchase consideration, which is expected to be paid in the fourth quarter of 2009, is included in “Other accrued liabilities” on the Company’s consolidated balance sheet.

The increase in goodwill in the Americas resulted from the Company’s July 13, 2009, acquisition of the operating rights to 73 Levi’s® and Dockers® outlet stores from Anchor Blue Retail Group, Inc., who previously operated the stores under a license agreement with the Company. The Company preliminarily allocated the $62 million cost of the acquisition to the fair values of the tangible assets and intangible contractual rights acquired and the liabilities assumed at the acquisition date, with the difference of approximately $7 million recorded as goodwill.

Other intangible assets, net, were as follows:

	August 30, 2009			November 30, 2008
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,771	$—	$42,771	$42,771	$—	$42,771
Amortized intangible assets:
Acquired contractual rights	46,466	(2,128)	44,338	142	(139)	3
Customer lists	19,364	(936)	18,428	—	—	—

	$108,601	$(3,064)	$105,537	$42,913	$(139)	$42,774

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

The estimated useful lives of the Company’s amortized intangible assets range from two to eight years. For the three and nine months ended August 30, 2009, amortization of these intangible assets was $2.9 million and $3.1 million, respectively. The estimated amortization of these intangible assets, which is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income, for the next five fiscal years is approximately $16 million in 2010, $13 million in 2011, $12 million in 2012, $11 million in 2013, and $3 million in 2014.

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	August 30, 2009			November 30, 2008
		Fair Value Estimated Using			Fair Value Estimated Using
		Level 1	Level 2		Level	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$16,224	$16,224	$—	$13,465	$13,465	$—
Forward foreign exchange contracts, net	193	—	193	10,211	—	10,211

Total financial assets carried at fair value	$16,417	$16,224	$193	$23,676	$13,465	$10,211

Financial liabilities carried at fair value
Forward foreign exchange contracts, net	$24,055	$—	$24,055	$5,225	$—	$5,225
Interest rate swap, net	2,024	—	2,024	1,454	—	1,454

Total financial liabilities carried at fair value	$26,079	$—	$26,079	$6,679	$—	$6,679

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and credit default swap prices. For the interest rate swap, for which the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention, inputs include LIBOR forward rates and credit default swap prices.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

The following table presents the carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 30, 2009		November 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$125,998	$119,069	$179,992	$149,541
U.S. dollar notes	814,799	828,579	818,029	477,583
Euro senior notes	373,981	359,538	329,169	151,900
Senior term loan	323,510	292,801	323,589	204,069
Yen-denominated Eurobonds	215,820	179,646	210,621	86,788
Short-term and other borrowings	35,326	35,326	20,943	20,943

Total financial liabilities carried at adjusted historical cost	$1,889,434	$1,814,959	$1,882,343	$1,090,824

(1)	Fair value estimate incorporates mid-market price quotes.

As of November 30, 2008, the decline in fair value of the Company’s long-term debt as compared to its carrying value is primarily due to changes in overall capital market conditions as demonstrated by lower liquidity in the markets, increases in credit spread, and decreases in bank lending activities, which generally resulted in investors moving from high yield securities to lower yield investment grade or U.S. Treasury securities in efforts to preserve capital.

The overall increase in fair value of the Company’s long-term debt as of August 30, 2009, as compared to November 30, 2008, is primarily due to improvements in the capital markets during 2009.

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk and interest rate risk. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company designates its outstanding Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges to manage foreign currency exposures in its foreign operations. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company has not applied hedge accounting to its derivative transactions, except for certain net investment hedging activities.

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. Dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company manages the currency risk associated with certain forecasted cash flows periodically and only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk. As of August 30, 2009, the Company had forward foreign exchange contracts to buy $437.3 million and to sell $180.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2010.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

The table below provides data about the carrying values of derivative and non-derivative instruments:

	August 30, 2009			November 30, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$320	$(127)	$193	$13,522	$(3,311)	$10,211
Forward foreign exchange contracts(2)	2,015	(26,070)	(24,055)	2,766	(7,991)	(5,225)
Interest rate contracts(2)	—	(2,024)	(2,024)	—	(1,454)	(1,454)

Total derivatives not designated as hedging instruments	$2,335	$(28,221)		$16,288	$(12,756)

Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(361,066)		$—	$(324,520)
Yen-denominated Eurobonds(3)	—	(85,116)		—	(83,954)

Total non-derivatives designated as hedging instruments	$—	$(446,182)		$—	$(408,474)

(1)	Included in “Other current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

(3)	Represents the portion of the Yen-denominated Eurobonds that have been designated as a net investment hedge.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

The table below provides data about the amount of gains and losses related to derivative and non-derivative instruments designated as net investment hedges included in the “Accumulated other comprehensive income (loss)” (“AOCI”) section of “Stockholders’ deficit” on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

			Gain or (Loss)
	Gain or (Loss)		Recognized in Other Income (Expense), net
	Recognized in AOCI		(Ineffective Portion and Amount
	(Effective Portion)		Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 30, 2009	November 30, 2008	August 30, 2009	August 24, 2008	August 30, 2009	August 24, 2008
	(Dollars in thousands)

Forward foreign exchange contracts(1)	$4,637	$4,637	$—	$—	$—	$—
Euro senior notes	(47,845)	(10,870)	—	—	—	—
Yen-denominated Eurobonds	(16,053)	(14,892)	(3,160)	5,420	(1,742)	1,181
Cumulative income taxes	23,716	8,828

Total	$(35,545)	$(12,297)

(1)	Realized gains on settled foreign exchange derivatives designated as net investment hedges.

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Gain or (Loss) During
	Three Months Ended		Nine Months Ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
	(Dollars in thousands)

Forward foreign exchange contracts(1):
Realized	$(11,629)	$2,718	$(29,776)	$(5,478)
Unrealized	(255)	16,960	(28,858)	13,635

Total	$(11,884)	$19,678	$(58,634)	$8,157

(1)	Recognized in “Other income (expense), net” in the Company’s consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 5:	DEBT

	August 30,	November 30,
	2009	2008
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$125,969	$179,125
Notes payable, at various rates	126	99

Total secured	126,095	179,224

Unsecured:
8.625% Euro senior notes due 2013	361,066	324,520
Senior term loan due 2014	323,260	323,028
9.75% senior notes due 2015	446,210	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	212,788	209,886

Total unsecured	1,693,324	1,653,644
Less: current maturities	(17,719)	(70,875)

Total long-term debt	$1,801,700	$1,761,993

Short-term debt
Short-term borrowings	$34,578	$20,339
Current maturities of long-term debt	17,719	70,875

Total short-term debt	$52,297	$91,214

Total long-term and short-term debt	$1,853,997	$1,853,207

Short-term Credit Lines and Standby Letters of Credit

As of August 30, 2009, the Company’s total availability of $294.1 million under its senior secured revolving credit facility was reduced by $79.7 million of letters of credit and other credit usage under the facility, yielding a net availability of $214.4 million. Included in the $79.7 million of letters of credit on August 30, 2009, were $12.2 million of other credit usage and $67.5 million of stand-by letters of credit with various international banks, of which $28.1 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 30, 2009, was 7.47% and 7.49%, respectively, compared to 7.90% and 8.03% in the same periods of 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,343	$1,619	$107	$144
Interest cost	15,505	15,223	2,761	2,646
Expected return on plan assets(1)	(10,637)	(15,461)	—	—
Amortization of prior service cost (benefit)	198	210	(9,926)	(10,157)
Amortization of transition asset	—	60	—	—
Amortization of actuarial loss(1)	4,292	183	434	972
Curtailment gain	—	(121)	(80)	—
Net settlement loss	14	—	—	—

Net periodic benefit cost (income)	10,715	1,713	(6,704)	(6,395)

Changes in accumulated other comprehensive income (loss):
Actuarial loss	—	—	—	—
Amortization of prior service (cost) benefit	(198)	(210)	9,926	10,157
Amortization of transition asset	—	(60)	—	—
Amortization of actuarial loss	(4,292)	(183)	(434)	(972)
Curtailment gain	—	85	80	—

Total recognized in accumulated other comprehensive income (loss)	(4,490)	(368)	9,572	9,185

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$6,225	$1,345	$2,868	$2,790

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$3,874	$4,998	$321	$434
Interest cost	46,156	45,823	8,282	7,936
Expected return on plan assets(1)	(31,684)	(46,592)	—	—
Amortization of prior service cost (benefit)	595	626	(29,775)	(30,468)
Amortization of transition asset	—	178	—	—
Amortization of actuarial loss(1)	12,873	554	1,301	2,914
Curtailment (gain) loss(2)	(59)	276	(2,049)	(4,222)
Net settlement loss (gain)	129	(230)	—	—

Net periodic benefit cost (income)	31,884	5,633	(21,920)	(23,406)

Changes in accumulated other comprehensive income (loss):
Actuarial loss	—	287	—	—
Amortization of prior service (cost) benefit	(595)	(626)	29,775	30,468
Amortization of transition asset	—	(178)	—	—
Amortization of actuarial loss	(12,873)	(554)	(1,301)	(2,914)
Curtailment gain	27	618	2,049	4,222
Net settlement (loss) gain	(115)	230	—	—

Total recognized in accumulated other comprehensive income (loss)	(13,556)	(223)	30,523	31,776

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$18,328	$5,410	$8,603	$8,370

(1)	For the three and nine months ended August 30, 2009, as compared to the same prior-year periods, both the lower “Expected return on plan assets” and the higher “Amortization of actuarial loss” resulted from the impact of the substantial decline in the fair value of the Company’s pension plan assets as of November 30, 2008.

(2)	The postretirement benefit curtailment gain of $4.2 million for the nine months ended August 24, 2008, relates to the impact of voluntary terminations in the period resulting from the Company’s 2007 labor agreement with the union that represents many of its distribution-related employees in North America.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 7:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of August 30, 2009. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

For the three and nine months ended August 30, 2009, the Company recognized restructuring charges, net, of $1.2 million and $4.9 million, respectively, compared to $3.3 million and $5.7 million for the same periods in 2008. These charges were recorded in “Selling, general and administrative expenses” in the Company’s consolidated statements of income. The following table summarizes the restructuring activity for the nine months ended August 30, 2009, and the related restructuring liabilities balance as of November 30, 2008, and August 30, 2009:

	2009 Restructuring Activities
	Liabilities				Liabilities
	November 30,				August 30,
	2008	Charges	Utilization	Adjustments	2009
	(Dollars in thousands)

2009 reorganization initiatives:(1)
Severance and employee benefits	$—	$3,236	$(2,868)	$(27)	$341
Other restructuring costs		150	(150)	—	—
Asset impairment	—	1,219	(1,219)	—	—
Prior reorganization initiatives:(2)
Severance and employee benefits	1,105	—	(800)	(42)	263
Other restructuring costs	4,782	338	(1,245)	70	3,945

Total	$5,887	$4,943	$(6,282)	$1	$4,549

Current portion	$2,428				$2,109
Long-term portion	3,459				2,440

Total	$5,887				$4,549

(1)	In the first quarter of 2009, the Company decided to close its manufacturing facility in Hungary. This closure will result in the elimination of the jobs of approximately 549 employees through the fourth quarter of 2009. Charges in 2009 include estimated severance costs and an asset impairment charge reflecting the write-down of building, land and some machinery and equipment to their estimated fair values. The Company expects to incur additional restructuring charges related to this initiative of approximately $1.6 million, principally related to additional facility closure costs, which will be recorded as they are incurred.

(2)	Prior reorganization initiatives include organizational changes and distribution center closures in 2003-2008, primarily in Europe and the Americas. The restructuring liability at August 30, 2009, of $4.2 million, primarily consists of lease loss liabilities. The Company does not expect to incur significant future additional restructuring charges related to these prior reorganization initiatives.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

As of August 30, 2009, there have been no material changes in the Company’s operating lease commitments from those disclosed in the Company’s 2008 Annual Report on Form 10-K other than as set forth below:

Acquired leases.  At August 30, 2009, obligations for minimum future payments under the operating leases acquired from Anchor Blue Retail Group, Inc. were as follows:

(Dollars in thousands)

2009	$2,329
2010	8,966
2011	8,798
2012	9,034
2013	8,083
2014	7,667
Thereafter	15,610

Total future minimum lease payments	$60,487

Forward Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Please see Note 4 for additional information.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 10:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income	$40,703	$69,165	$84,644	$166,973

Other comprehensive income (loss):
Net investment hedge (losses) gains	(6,435)	15,438	(23,248)	(268)
Foreign currency translation gains (losses)	3,949	(1,434)	5,545	(2,445)
Unrealized gain (loss) on marketable securities	990	(753)	1,584	(1,516)
Pension and postretirement benefits	(3,722)	(6,288)	(12,300)	(22,353)

Total other comprehensive income (loss)	(5,218)	6,963	(28,419)	(26,582)

Total comprehensive income (loss)	$35,485	$76,128	$56,225	$140,391

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 30,	November 30,
	2009	2008
	(Dollars in thousands)

Net investment hedge losses	$(35,545)	$(12,297)
Foreign currency translation losses	(37,931)	(43,476)
Unrealized loss on marketable securities	(2,397)	(3,981)
Pension and postretirement benefits	(80,461)	(68,161)

Accumulated other comprehensive loss, net of income taxes	$(156,334)	$(127,915)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 11:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
		(Dollars in thousands)

Foreign exchange management (losses) gains(1)	$(11,884)	$19,678	$(58,634)	$8,157
Foreign currency transaction gains (losses)(2)	4,833	(7,259)	33,889	(4,736)
Minority interest(3)	(260)	181	(1,440)	(45)
Other	918	1,717	2,384	5,224

Total other income (expense), net	$(6,393)	$14,317	$(23,801)	$8,600

(1)	The increase in foreign exchange management losses in the three- and nine-month periods ended August 30, 2009, as compared to the prior year periods reflects the impact of foreign currency fluctuation on the Company’s forward foreign exchange contracts, primarily the weakening of the U.S. Dollar against the Euro, the Swedish Krona and the Australian Dollar.

(2)	The increase in foreign currency transaction gains in the three- and nine-month periods ended August 30, 2009, as compared to the prior year periods reflects the impact of foreign currency fluctuation on the Company’s foreign currency denominated balances, primarily the weakening of the U.S. Dollar against various foreign currencies.

(3)	Includes accretion of $0.6 million and $1.6 million for the three- and nine-month periods ended August 30, 2009, respectively, of the minority interest liability related to the Company’s business venture in the Russian Federation.

NOTE 12:	INCOME TAXES

The Company’s income tax expense was $13.3 million and $39.4 million for the three and nine months ended August 30, 2009, respectively, compared to $51.7 million and $104.8 million for the same periods ended August 24, 2008. The decrease in income tax expense was primarily due to lower income before taxes.

The Company’s effective income tax rate was 31.8% for the nine months ended August 30, 2009, compared to 38.6% for the same period ended August 24, 2008. The decrease in the effective income tax rate was primarily driven by a reduction in the residual U.S. tax expected to be imposed upon repatriation of foreign earnings, and a shift in the geographic mix of the Company’s 2009 earnings to foreign jurisdictions, where the Company is subject to an average tax rate below the U.S. statutory rate of 35%.

As of August 30, 2009, the Company’s total gross amount of unrecognized tax benefits was $160.5 million, of which $104.5 million would impact the Company’s effective tax rate, if recognized. As of November 30, 2008, the Company’s total gross amount of unrecognized tax benefits was $167.2 million, of which $104.6 million would have impacted the Company’s effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due to the resolution of transfer pricing agreements with certain foreign tax jurisdictions.

As of August 30, 2009, the Company believes that it is reasonably possible that within the next twelve months unrecognized tax benefits could decrease by as much as $100.2 million, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether the Company will realize any significant income tax benefit upon the resolution of this claim.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2009

NOTE 13:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and nine-month periods ended August 30, 2009, the Company donated $0.3 million and $0.8 million, respectively, to the Levi Strauss Foundation as compared to $7.2 million for the nine-month period ended August 24, 2008.

Stephen C. Neal, a director, is chairman of the law firm Cooley Godward Kronish LLP. The firm provided legal services to the Company during the nine-month period ended August 30, 2009, for which the Company paid fees of approximately $0.5 million, as compared to $0.1 million for the same prior-year period.

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

Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
	(Dollars in thousands)

Net revenues:
Americas	$615,906	$648,915	$1,637,305	$1,705,963
Europe	266,047	305,905	754,476	902,311
Asia Pacific	158,447	155,973	504,601	521,724

Total net revenues	$1,040,400	$1,110,793	$2,896,382	$3,129,998

Operating income:
Americas	$96,297	$98,501	$218,156	$200,926
Europe	31,337	69,652	112,007	212,039
Asia Pacific	18,944	15,460	70,054	75,823

Regional operating income	146,578	183,613	400,217	488,788
Corporate expenses	48,204	39,720	139,694	106,590

Total operating income	98,374	143,893	260,523	382,198
Interest expense	(37,931)	(37,305)	(112,648)	(119,055)
Other income (expense), net	(6,393)	14,317	(23,801)	8,600

Income before income taxes	$54,050	$120,905	$124,074	$271,743

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 60,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside the United States. We distribute products under the Signature brand primarily through mass channel retailers in the United States and mass and other value-oriented retailers and franchised stores outside the United States. We also distribute our Levi’s® and Dockers® products through our online stores and approximately 400 company-operated stores located in 26 countries, including the United States. These stores generated approximately 11% of our net revenues in the nine-month period in 2009.

We derived 43% of our net revenues and 45% of our regional operating income from our Europe and Asia Pacific businesses in the nine-month period in 2009. Sales of Levi’s® brand products represented approximately 77% of our total net sales in the nine-month period in 2009.

Our Third Quarter 2009 Results

Our third quarter 2009 results reflect the difficult economic conditions that continue to persist in most markets around the world, our inventory management and cost-cutting initiatives, and our investment in the expansion of our business.

•	Net revenues. Our consolidated net revenues decreased by 6% compared to the third quarter of 2008, a decrease of 2% on a constant-currency basis. Increased sales from new company-operated and franchised stores, as well as growth in revenues associated with the Levi’s® brand, were offset by net revenues declines in our Dockers® brand in the Americas and in the wholesale channel in Europe.

•	Operating income. Our consolidated operating margin in the third quarter of 2009 was 9% as compared to 13% in the third quarter of 2008, and operating income decreased $46 million. The decrease primarily reflected our continued investment in retail expansion and the unfavorable impact of currency.

•	Cash flows. Cash flows provided by operating activities were $174 million in the nine-month period of 2009 as compared to $151 million for the same period in 2008. The impact to our operating cash flows from the decline in our net revenues was substantially offset by our inventory management and cost-containment initiatives. Cash used for investing activities in 2009 reflects business acquisitions in the Americas and Europe.

Key challenges and risks for us during the remainder of the year include:

•	the impact to our customers and consumers during the fall/holiday season of the continuing downturn in macroeconomic conditions which is driving weak consumer spending in all of our regions; and

•	the effects of our wholesale customers’ efforts to manage their business with leaner inventories.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of both fiscal years 2009 and 2008 consists of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

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

Results of Operations for Three and Nine Months Ended August 30, 2009, as Compared to Same Periods in 2008

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 30,	August 24,				August 30,	August 24,
			%	2009	2008			%	2009	2008
	August 30,	August 24,	Increase	% of Net	% of Net	August 30,	August 24,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$1,021.8	$1,088.4	(6.1)%	98.2%	98.0%	$2,839.6	$3,064.4	(7.3)%	98.0%	97.9%
Licensing revenue	18.6	22.4	(17.1)%	1.8%	2.0%	56.8	65.6	(13.5)%	2.0%	2.1%

Net revenues	1,040.4	1,110.8	(6.3)%	100.0%	100.0%	2,896.4	3,130.0	(7.5)%	100.0%	100.0%
Cost of goods sold	546.0	578.3	(5.6)%	52.5%	52.1%	1,541.5	1,614.9	(4.5)%	53.2%	51.6%

Gross profit	494.4	532.5	(7.2)%	47.5%	47.9%	1,354.9	1,515.1	(10.6)%	46.8%	48.4%
Selling, general and administrative expenses	396.0	388.6	1.9%	38.1%	35.0%	1,094.4	1,132.9	(3.4)%	37.8%	36.2%

Operating income	98.4	143.9	(31.6)%	9.5%	13.0%	260.5	382.2	(31.8)%	9.0%	12.2%
Interest expense	(37.9)	(37.3)	1.7%	(3.6)%	(3.4)%	(112.7)	(119.0)	(5.4)%	(3.9)%	(3.8)%
Other income (expense), net	(6.5)	14.3	(144.7)%	(0.6)%	1.3%	(23.8)	8.6	(376.8)%	(0.8)%	0.3%

Income before income taxes	54.0	120.9	(55.3)%	5.2%	10.9%	124.0	271.8	(54.3)%	4.3%	8.7%
Income tax expense	13.3	51.7	(74.2)%	1.3%	4.7%	39.4	104.8	(62.4)%	1.4%	3.3%

Net income	$40.7	$69.2	(41.2)%	3.9%	6.2%	$84.6	$167.0	(49.3)%	2.9%	5.3%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 30,	August 24,	As	Constant	August 30,	August 24,	As	Constant
	2009	2008	Reported	Currency	2009	2008	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$615.9	$648.9	(5.1)%	(3.5)%	$1,637.3	$1,706.0	(4.0)%	(1.8)%
Europe	266.0	305.9	(13.0)%	(1.6)%	754.5	902.3	(16.4)%	(2.4)%
Asia Pacific	158.5	156.0	1.6%	4.3%	504.6	521.7	(3.3)%	2.3%

Total net revenues	$1,040.4	$1,110.8	(6.3)%	(1.9)%	$2,896.4	$3,130.0	(7.5)%	(1.3)%

Total net revenues decreased on both reported and constant-currency bases for the three- and nine-month periods ended August 30, 2009, compared to the same prior-year periods. Reported amounts were affected unfavorably by changes in foreign currency exchange rates across all regions, particularly in Europe.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region decreased for both periods. Currency affected net revenues unfavorably by approximately $11 million and $38 million for the three- and nine-month periods, respectively.

For both periods, net revenues decreased due to the weak economic environment, lower demand for our U.S. Dockers® brand products, and lower sales of Signature products, partially offset by increased Levi’s® brand revenues. The nine-month period as compared to the same prior-year period also reflects the loss of customers due to bankruptcy in the second and third quarters of 2008 as well as the impact of issues encountered during our stabilization of an enterprise resource planning (“ERP”) system in the United States in the beginning of the second quarter of 2008.

Europe.  Net revenues in Europe decreased on both reported and constant-currency bases for both periods. Currency affected net revenues unfavorably by approximately $36 million and $129 million for the three- and nine-month periods, respectively.

For the three- and nine-month periods, net revenues in the region decreased primarily due to lower sales in our wholesale channels, reflecting the depressed retail environment. The decline in sales was primarily due to lower sales of our Levi’s® Red Tabtm products for women. This was partially offset by increased sales from our expanding company-operated retail network.

Asia Pacific.  Net revenues in Asia Pacific increased on a reported basis for the three-month period, and on a constant-currency basis for the three- and nine-month periods, but decreased on a reported basis for the nine-month period. Currency affected net revenues unfavorably by approximately $4 million and $28 million for the three- and nine-month periods, respectively.

For the three- and nine-month periods, net revenues in the region increased, driven by product promotions across the region as well as the continued expansion of our brand-dedicated store network. These increases were partially offset by declines primarily in Japan.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
			%			%
	August 30,	August 24,	Increase	August 30,	August 24,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)

Net revenues	$1,040.4	$1,110.8	(6.3)%	$2,896.4	$3,130.0	(7.5)%
Cost of goods sold	546.0	578.3	(5.6)%	1,541.5	1,614.9	(4.5)%

Gross profit	$494.4	$532.5	(7.2)%	$1,354.9	$1,515.1	(10.6)%

Gross margin	47.5%	47.9%		46.8%	48.4%

Gross profit for the three- and nine-month periods ended August 30, 2009, declined as compared to the same prior-year periods. Currency affected gross profit unfavorably by approximately $35 million and $137 million for the three- and nine-month periods, respectively. The decrease in gross profit on a constant-currency basis was primarily due to the decrease in constant-currency net revenues. The decline in gross margin for both periods as compared to the same prior-year periods reflected the impact of currency, and with respect to the three-month period, higher inventory markdown activity, partially offset by an increased contribution of net sales from company-operated stores.

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

Selling, general and administrative expenses

The following table shows our SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 30,	August 24,				August 30,	August 24,
			%	2009	2008			%	2009	2008
	August 30,	August 24,	Increase	% of Net	% of Net	August 30,	August 24,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$122.2	$104.9	16.5%	11.8%	9.4%	$335.5	$310.4	8.1%	11.6%	9.9%
Advertising and promotion	62.6	67.6	(7.4)%	6.0%	6.1%	160.5	185.0	(13.3)%	5.5%	5.9%
Administration	102.0	89.3	14.2%	9.8%	8.0%	268.6	264.9	1.4%	9.3%	8.5%
Other	109.2	126.8	(13.9)%	10.5%	11.4%	329.8	372.6	(11.5)%	11.4%	11.9%

Total SG&A	$396.0	$388.6	1.9%	38.1%	35.0%	$1,094.4	$1,132.9	(3.4)%	37.8%	36.2%

Total SG&A expenses increased $7 million and decreased $39 million for the three- and nine-month periods ended August 30, 2009, respectively, compared to the same prior-year periods. Currency impacted SG&A expenses favorably by approximately $19 million and $74 million for the three- and nine-month periods, respectively.

Selling.  In both periods, higher selling costs associated with additional company-operated stores were partially offset by a favorable currency impact of $7 million and $30 million for the three- and nine-month periods, respectively.

Advertising and promotion.  In both periods, the decrease in advertising and promotion expenses was attributable to the effects of currency and planned reduction of our advertising activities in most markets as compared to the prior year.

Administration.  Administration expenses include corporate expenses, net restructuring charges and other administrative charges. Currency favorably impacted these expenses by $4 million and $14 million for the three- and nine-month periods, respectively. Both periods in 2009 reflect increased pension expense and costs associated with business acquisitions during the third quarter, while in 2008 both periods included higher costs associated with our conversion to an ERP system in the United States and lower incentive compensation accruals due to business performance below our internally-set objectives.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. Currency favorably impacted these expenses by $4 million and $16 million for the three- and nine-month periods respectively. The decrease in expenses was primarily due to lower distribution costs, resulting from the decline in sales volume and actions we have taken in recent years to restructure our distribution center operations, as well as lower marketing costs. These declines were partially offset by higher severance expenses for headcount reductions that have occurred throughout 2009.

Operating income

The following table shows operating income by reporting segment and corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
				August 30,		August 24,					August 30,		August 24,
			%	2009		2008				%	2009		2008
	August 30,	August 24,	Increase	% of Net		% of Net		August 30,	August 24,	Increase	% of Net		% of Net
	2009	2008	(Decrease)	Revenues		Revenues		2009	2008	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$96.3	$98.5	(2.2)%	15.6%		15.2%		$218.2	$201.0	8.6%	13.3%		11.8%
Europe	31.3	69.7	(55.0)%	11.8%		22.8%		112.0	212.0	(47.2)%	14.8%		23.5%
Asia Pacific	19.0	15.4	22.5%	12.0%		9.9%		70.0	75.8	(7.6)%	13.9%		14.5%

Total regional operating income	146.6	183.6	(20.2)%	14.1	%*	16.5	%*	400.2	488.8	(18.1)%	13.8	%*	15.6	%*
Corporate expenses	48.2	39.7	21.4%	4.6	%*	3.6	%*	139.7	106.6	31.1%	4.8	%*	3.4	%*

Total operating income	$98.4	$143.9	(31.6)%	9.5	%*	13.0	%*	$260.5	$382.2	(31.8)%	9.0	%*	12.2	%*

Operating margin	9.5%	13.0%						9.0%	12.2%

*	Percentage of consolidated net revenues

Currency unfavorably affected operating income by approximately $16 million and $63 million for the three- and nine-month periods, respectively.

Regional operating income.  The following describes changes in operating income by segment for the three- and nine-month periods ended August 30, 2009, compared to the same prior-year periods:

•	Americas. Operating income decreased for the three-month period due to the unfavorable impact of currency. Excluding currency, operating income was stable compared to prior year, as the region’s gross margin improvement was offset by increased SG&A expenses. For the nine-month period, operating income increased due to an improved operating margin primarily reflecting our second-quarter 2008 ERP implementation and stabilization expenses, which were not repeated in 2009, as well as lower distribution costs in 2009.

•	Europe. The decrease in the region’s operating income for both periods was due to a decline in operating margin, reflecting the region’s continued investment in retail expansion, as well as the unfavorable impact of currency.

•	Asia Pacific. Operating income increased for the three-month period due to an improved operating margin, reflecting lower advertising expenses throughout the region. For the nine-month period, operating income decreased due to the unfavorable impact of currency.

Corporate.  Corporate expense is comprised of net restructuring charges, postretirement benefit plan curtailment gains, and other corporate expenses, including corporate staff costs. Corporate expenses for the three- and nine-month periods increased over the same prior-year periods primarily due to an increase in pension expense of approximately $9 million per quarter, resulting from the decline in the fair value of our pension plan assets in 2008. For the nine-month period, higher severance accruals for headcount reductions was offset by a decline in corporate staff costs, reflecting our cost-cutting initiatives.

Interest expense

Interest expense was $37.9 million and $112.7 million for the three- and nine-month periods ended August 30, 2009, respectively, as compared to $37.3 million and $119.0 million, respectively, for the same periods in 2008. The increase in interest expense for the three-month period was due to higher interest expense on our deferred compensation plans, partially offset by a decrease in the interest expense related to our borrowings. The decrease in interest expense for the nine-month period was primarily due to lower average borrowing rates and lower debt levels in 2009, resulting primarily from our required payments on the term loan tranche of our senior secured revolving credit facility.

The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 30, 2009, were 7.47% and 7.49%, respectively, as compared to 7.90% and 8.03%, respectively, for the same prior-year periods.

Other income (expense), net

For the three- and nine-month periods in 2009, we recorded expense of $6.5 million and $23.8 million, respectively, as compared to income of $14.3 million and $8.6 million, respectively, for the same periods in 2008. The increase in expense for both periods primarily reflects losses on foreign exchange derivatives which hedge future cash flow obligations of our foreign operations. The U.S. Dollar depreciated relative to many foreign currencies, particularly the Euro, Swedish Krona, and Australian Dollar, negatively impacting the value of the related derivative contracts. This was partially offset by foreign currency transaction gains.

Income tax expense

Income tax expense was $13.3 million and $39.4 million for the three and nine months ended August 30, 2009, respectively, as compared $51.7 million and $104.8 million for the same periods ended August 24, 2008. The decrease in income tax expense was primarily due to lower income before taxes.

Our effective income tax rate was 31.8% for the nine months ended August 30, 2009, compared to 38.6% for the same period ended August 24, 2008. The decrease in the effective income tax rate was primarily driven by a reduction in the residual U.S. tax expected to be imposed upon repatriation of foreign earnings, and a shift in the geographic mix of our 2009 earnings to foreign jurisdictions, where we are subject to an average tax rate below the U.S. statutory rate of 35%.

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

In 2007, we amended and restated our senior secured revolving credit facility; the maximum availability is now $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The amended facility includes a $250 million term loan tranche and a $500 million revolving tranche. The revolving tranche increases as the term loan tranche is repaid, up to a maximum of $750 million when the term loan tranche is repaid in full. Upon repayment of the term loan tranche, the secured interest in the U.S. trademarks will be released. As of August 30, 2009, we had borrowings of $126.0 million under the term loan tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $214.4 million, as our total availability of $294.1 million, based on collateral levels as defined by the agreement, was reduced by $79.7 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

Under the facility, we are required to meet a fixed charge coverage ratio as defined in the agreement of 1.0:1.0 when unused availability is less than $100 million. This covenant will be discontinued upon the repayment in full and termination of the term loan tranche described above and upon the implementation of an unfunded availability reserve of $50 million which would reduce availability under the revolving tranche of our credit facility by a like amount.

As of August 30, 2009, we had cash and cash equivalents totaling approximately $171.7 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $386.1 million.

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

Other than the cash used for acquisitions of $81 million during 2009 and the cash dividend of $20 million that we paid in the second quarter of 2009, there have been no material changes to our estimated cash requirements for 2009 from those disclosed in our 2008 Annual Report on Form 10-K.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 30,	August 24,
	2009	2008
	(Dollars in millions)

Cash provided by operating activities	$173.9	$150.8
Cash used for investing activities	(155.8)	(62.6)
Cash used for financing activities	(67.5)	(118.9)
Cash and cash equivalents	171.7	124.8

Cash flows from operating activities

Cash provided by operating activities was $173.9 million for the nine-month period in 2009, as compared to $150.8 million for the same period of 2008. As compared to the prior year, the increase in cash provided by operating activities was primarily due to lower payments for incentive compensation and interest. Additionally, lower cash used for inventory, reflecting our focus on inventory management, and lower payments to vendors, reflecting our lower SG&A expenses, substantially offset lower cash collections, driven primarily by our lower net revenues as well as our lower beginning accounts receivable balance.

Cash flows from investing activities

Cash used for investing activities was $155.8 million for the nine-month period in 2009, as compared to $62.6 million for the same period of 2008. As compared to the prior year, the increase in cash used for investing activities primarily reflects business acquisitions in our Americas and Europe regions, as well as higher payments on settlement of forward foreign exchange contracts.

Cash flows from financing activities

Cash used for financing activities was $67.5 million for the nine-month period in 2009, compared to $118.9 million for the same period in 2008. Cash used in both periods primarily related to required payments on the term loan tranche of our senior secured revolving credit facility and our dividend payments to stockholders. Cash used for financing activities in 2008 also reflects our redemption in March 2008 of our remaining $18.8 million outstanding 12.25% senior notes due 2012.

Indebtedness

We had fixed-rate debt of approximately $1.4 billion (76% of total debt) and variable-rate debt of approximately $0.5 billion (24% of total debt) as of August 30, 2009. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our required aggregate debt principal payments, excluding short-term borrowings, are $17.7 million in the remainder of 2009, $108.3 million in 2012, $361.1 million in 2013, $323.3 million in 2014 and the remaining $1.0 billion in years after 2014. Short-term borrowings totaling $34.6 million as of August 30, 2009, are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

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

Impairment

We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. In our impairment tests, we use a two-step approach. In the first step, we compare the carrying value of the applicable reporting unit to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.

We review our other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of an other long-lived asset exceeds the expected future undiscounted cash flows, we measure and record an impairment loss for the excess of the carrying value of the asset over its fair value.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and withstand the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions and consolidations through mergers and acquisitions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing customer preferences;

•	our ability to withstand the impacts of foreign currency exchange rate fluctuations;

•	our ability to revitalize our Dockers® brand and our Signature by Levi Strauss & Co.tm brand in the United States;

•	our wholesale customers’ shift in product mix in all channels of distribution, including the mass channel;

•	our ability to implement, stabilize and optimize our ERP system throughout our business without further disruption or to mitigate any existing or new disruptions;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our effectiveness in increasing efficiencies in our operations;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social or economic instability in countries where we do business.

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

Evaluation of Disclosure Controls and Procedures

As of August 30, 2009, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at August 30, 2009, our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Collective or individual changes in our senior management group or board membership could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations. Recent changes in our senior management team include Aaron Boey, who became our Senior Vice President and President, Levi Strauss Asia Pacific on February 19, 2009, Blake Jorgensen, who became our Executive Vice President and Chief Financial Officer on July 1, 2009, and Jaime Cohen Szulc, who became our Senior Vice President and Chief Marketing Officer — Levi’s® on August 31, 2009. In addition, Richard Kauffman joined our Board in October 2008 and Martin Coles joined our Board in February 2009.

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

On July 8, 2009, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 43,141 shares of our common stock to our non-employee board members and the award of stock appreciation rights (“SARs”) representing an aggregate of 94,288 shares of our common stock to certain of our senior executives. These awards were made under our 2006 Equity Incentive Plan.

The RSUs were granted as part of the standard annual compensation provided to non-employee directors, including the chairman of the board. RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. Recipients of the restricted stock units have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested units. If the recipient does not elect to defer the receipt of common stock, then the units are immediately converted into shares upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

The SARs were granted with an exercise price equal to the fair market value of the covered shares on the date of grant as determined by the board. 25% of each stock appreciation right grant vests on July 7, 2010, with the remaining 75% balance vesting on the first day of each month at a rate of 75%/36 months (2.08% per month) commencing July 8, 2010, and ending July 8, 2013, subject to continued service.

Upon exercise of the SARs, we will deliver shares to the recipient with a value equal to the product of the excess of the per share fair market value of our common stock on the exercise date over the exercise price, multiplied by the number of shares of common stock with respect to which the stock appreciation right is exercised.

We will not receive any proceeds from the issuance or vesting of RSUs or SARs nor upon the exercise of the SARs. The RSUs and SARs were granted under Section 4(2) of the Securities Act of 1993, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.

We are a privately-held corporation; there is no public trading of our common stock. As of October 6, 2009, we had 37,284,741 shares outstanding.

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

Date: October 8, 2009

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