Form 10-K
period 2009-11-29
LEVI STRAUSS & CO
filed 2010-02-09
CIK 94845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The Company is privately held. Nearly all of its common equity is owned by descendants of the family of the Company’s founder, Levi Strauss, and their relatives. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.01 par value — 37,300,215 shares outstanding on February 4, 2010

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 29, 2009

PART I

Item 1.	BUSINESS

Overview

From our California Gold Rush beginnings, we have grown into one of the world’s largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our brand names, we design and market products that include jeans and jeans-related pants, casual and dress pants, tops, jackets, footwear, and related accessories for men, women and children. We also license our trademarks for a wide array of products, including accessories, pants, tops, footwear, home and other products.

An Authentic American Icon

Our Levi’s® brand has become one of the most widely recognized brands in the history of the apparel industry. Its broad distribution reflects the brand’s appeal across consumers of all ages and lifestyles. Its merchandising and marketing reflect the brand’s core attributes: original, definitive, honest, confident and youthful.

Our Dockers® brand was at the forefront of the business casual trend in the United States. It has since grown to be a global brand covering a wide range of wearing occasions for men and women with products rooted in the brand’s heritage of the essential khaki pant. We also bring style, authenticity and quality to value-seeking jeanswear consumers through our Signature by Levi Strauss & Co.tm brand.

Our Global Reach

We operate our business through three geographic regions: Americas, Europe and Asia Pacific. Each of our regions includes established markets, which we refer to as mature markets, such as the United States, Japan, and Western Europe, and developing markets, such as India, China, Brazil and Russia. Although our brands are recognized as authentically “American,” we derive approximately half of our net revenues from outside the United States. A summary of financial information for each geographical region, which comprise our three reporting segments, is found in Note 20 to our audited consolidated financial statements included in this report.

Our products are sold in approximately 55,000 retail locations in more than 110 countries. This includes approximately 1,900 retail stores dedicated to our brands, including both franchised and company-operated stores.

We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. We also operate our own brand-dedicated retail network in all three regions. We distribute Signature by Levi Strauss & Co.tm brand products primarily through mass channel retailers in the United States and Canada and mass and other value-oriented retailers and franchised stores in Asia Pacific.

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

Our Business Strategies

Our management team is actively investing in strategies to grow our business, respond to marketplace dynamics and build on our competitive strengths. Our key strategies are:

•	Build upon our brands’ leadership in jeans and khakis. We intend to build upon our brand equity and our design and marketing expertise to expand the reach and appeal of our brands globally. We believe that our insights, innovation and market responsiveness enable us to create trend-right and trend-leading products and marketing programs that appeal to our existing consumer base, while also providing a solid foundation to enhance our appeal to under-served consumer segments such as women’s. We also seek to further extend our brands’ leadership in jeans and khakis into product and pricing categories that we believe offer attractive opportunities for growth.

•	Diversify and transform our wholesale business. We intend to develop new wholesale opportunities based on targeted consumer segments and seek to continue to strengthen our relationship with existing wholesale customers. We are focused on generating competitive economics and engaging in collaborative volume, inventory and marketing planning to achieve mutual commercial success with our customers. Our goal is to be central to our wholesale customers’ success by using our brands and our strengths in product development and marketing to drive consumer traffic and demand to their stores.

•	Accelerate growth through dedicated retail stores. We continue to strategically expand our dedicated store presence around the world. We believe dedicated full-price and outlet stores represent an attractive opportunity to establish incremental distribution and sales as well as to showcase the full breadth of our product offerings and to enhance our brands’ appeal. We aim to provide a compelling and brand-elevating consumer experience in our dedicated retail stores.

•	Drive productivity to enable investment in initiatives intended to deliver sustained, incremental growth. We are focused on deriving greater efficiencies in our operations by increasing cost effectiveness across our regions and support functions and undertaking projects to transform our supply chain and information systems. We intend to invest the benefits of these efforts into our businesses to drive growth and to continue to build sustainability and social responsibility into all aspects of our operations, including our global sourcing arrangements.

•	Capitalize upon our global footprint. Our global footprint is a key factor in the success of the above strategies. We intend to leverage our expansive global presence and local-market talent to drive growth globally and will focus on those markets that offer us the best opportunities for profitable growth, including an emphasis on fast-growing developing markets and their emerging middle-class consumers. We aim to identify global consumer trends, adapt successes from one market to another and drive growth across our brand portfolio, balancing the power of our global reach with local-market insight.

Our Brands and Products

We offer a broad range of products, including jeans, casual and dress pants, tops, skirts, jackets, footwear and related accessories. Across all of our brands, pants — including jeans, casual pants and dress pants — represented approximately 85%, 85% and 86% of our total units sold in each of fiscal years 2009, 2008 and 2007, respectively. Men’s products generated approximately 73%, 75% and 72% of our total net sales in each of fiscal years 2009, 2008 and 2007, respectively.

Levi’s® Brand

The Levi’s® brand epitomizes classic American style and effortless cool and is positioned as the original and definitive jeans brand. Since their inception in 1873, Levi’s® jeans have become one of the most recognizable garments in the world — reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi’s® jeans — the double arc of stitching, known as the Arcuate Stitching Design, and the red Tab Device, a fabric tab stitched into the back right pocket. Today, the Levi’s® brand continues to evolve, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear and accessories for men, women and children is available in more than 110 countries, allowing individuals around the world to express their personal style.

The current Levi’s® product range includes:

•	Levi’s® Red Tabtm Products. These products are the foundation of the brand. They encompass a wide range of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line is anchored by the flagship 501® jean, the original and best-selling five-pocket jean in history. The Red Tabtm line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tabtm products represented the majority of our Levi’s® brand net sales in all three of our regions in fiscal years 2009, 2008 and 2007.

•	Premium Products. In addition to Levi’s® Red Tabtm premium products available around the world, we offer an expanded range of high-end products. In 2009, we consolidated the management of our most premium Levi’s® jeanswear product lines under a new division based in Amsterdam. This division will oversee the marketing and development of two global product lines: our existing Levi’s® Vintage Clothing line, which showcases our most premium products by offering detailed replicas of our historical products, and Levi’s® Made & Crafted, a recently-launched line of premium apparel.

Our Levi’s® brand products accounted for approximately 79%, 76% and 73% of our total net sales in fiscal 2009, 2008 and 2007, respectively, approximately half of which were generated in our Americas region.

Dockers® Brand

First introduced in 1986 as an alternative between jeans and dress pants, the Dockers® brand is positioned as the khaki authority and aspires to be the world’s best and most-loved khakis. The Dockers® brand offers a full range of products rooted in the brand’s khaki heritage and appropriate for a wide-range of wearing occasions. We seek to renew the appeal of the casual pant category by dialing up khakis’ masculinity and swagger and reminding men what they love about the essential khaki pant. This positioning is reflected in the “Wear the Pants” campaign launched globally in December 2009. The brand also offers a complete range of khaki-inspired styles for women with products designed to flatter her figure and provide versatility for a wide range of wearing occasions.

Our Dockers® brand products accounted for approximately 16%, 18% and 21% of our total net sales in fiscal 2009, 2008 and 2007, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.

Signature by Levi Strauss & Co.tm Brand

We seek to extend the style, authenticity and quality for which our company is recognized to more value-conscious consumers through our Signature by Levi Strauss & Co.tm brand. We offer products under this brand name through the mass retail channel in the United States and Canada and value-oriented retailers and franchised stores in Asia Pacific. We use these distribution channels to reach consumers who seek access to high-quality, affordable and fashionable jeanswear from a company they trust. The product portfolio includes denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids.

Signature by Levi Strauss & Co.tm brand products accounted for approximately 5%, 6% and 6% of our total net sales in fiscal years 2009, 2008 and 2007, respectively. Although a substantial majority of these sales were in the United States, Signature by Levi Strauss & Co.tm brand products are sold in seven additional countries in our Americas and Asia Pacific regions.

Licensing

The appeal of our brands across consumer groups and our global reach enable us to license our Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm trademarks for a variety of product categories in multiple markets including footwear, belts, wallets and bags, outerwear, eyewear, sweaters, dress shirts, kidswear, loungewear and sleepwear, hosiery and luggage.

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

Sales, Distribution and Customers

We distribute our products through a wide variety of retail formats around the world, including chain and department stores, franchise stores dedicated to our brands, our own company-operated retail network, multi-brand specialty stores, mass channel retailers, and both company-operated and retailer websites.

Multi-brand Retailers

We seek to make our brands and products available where consumers shop, including offering products and assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party Internet sites. Sales to our top ten wholesale customers accounted for approximately 36%, 37% and 42% of our total net revenues in fiscal years 2009, 2008 and 2007, respectively. No customer represented 10% or more of net revenues in any of these years, although our largest customer in 2009, Kohl’s Corporation, accounted for nearly 10% of net revenues in 2009, and our largest customer in 2008, J.C. Penney Company, Inc., accounted for nearly 8% of net revenues in 2008. The loss of one of these or any major customer could have a material adverse effect on one of our segments or on us and our subsidiaries as a whole.

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

Company-operated retail stores.  Our online stores and company-operated stores, including both full-price and outlet stores, generated approximately 11%, 8% and 6% of our net revenues in fiscal 2009, 2008 and 2007, respectively. As of November 29, 2009, we had 414 company-operated stores, predominantly Levi’s® stores, located in 26 countries across our three regions. We had 176 stores in the Americas, 153 stores in Europe and 85 stores in Asia Pacific. During 2009, we added 180 company-operated stores and closed 26 stores. These store counts reflect the impact of our acquisition of 73 U.S. Levi’s® and Dockers® outlets during the third quarter of 2009.

Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm products in markets outside the United States. There were approximately 1,500 of these stores as of November 29, 2009, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops located within department stores, which may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Approximately 200 dedicated shop-in-shops were operated directly by us as of November 29, 2009.

Seasonality of Sales

We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season, generally followed by the third quarter, reflecting the Fall or “back to school” season. In 2009, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 25% and 30%, respectively, of our total net revenues for the year. In 2008, our net revenues in the first, second, third and fourth quarters represented 25%, 21%, 25% and 29%, respectively, of our total net revenues for the year.

Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2009, 2008 and 2007 consisted of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

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

We root our brand messages in globally consistent brand values that reflect the unique attributes of our brands: the Levi’s® brand as the original and definitive jeans brand and the Dockers® brand as world’s best and most loved khaki. We then tailor these programs to local markets in order to maximize relevance and effectiveness.

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

Product procurement.  We source nearly all of our products through independent contract manufacturers, with the remainder sourced from our company-operated manufacturing and finishing plants, including facilities for our innovation and development efforts that provide us with the opportunity to develop new jean styles and finishes to distinguish our products from that of our competitors. See “Item 2 — Properties” for more information about those manufacturing facilities.

Sources and availability of raw materials.  The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials — primarily cotton — used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, which might cause a decrease of our profitability or could impair our ability to meet our production requirements in a timely manner.

Sourcing locations.  We use numerous independent manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before we place production in those countries and on an ongoing basis.

In 2009, we sourced products from contractors located in approximately 45 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. We expect to increase our sourcing from contractors located in Asia. No single country accounted for more than 20% of our sourcing in 2009.

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

Logistics.  We own and operate dedicated distribution centers in a number of countries. For more information, see “Item 2 — Properties.” Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for presentation at retail, and shipping them to our customers and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory from which we ship to our stores and wholesale customers. In certain locations around the globe we have consolidated our distribution centers to service multiple countries and brands. Our inventory significantly builds during peaks in seasonal shipping periods. We are constantly monitoring our inventory levels and adjusting them as necessary to meet market demand. In addition, we outsource some of our logistics activities to third-party logistics providers.

Competition

The worldwide apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	maintaining favorable brand recognition and appeal through strong and effective marketing;

•	anticipating and responding to changing consumer demands in a timely manner;

•	providing sufficient retail distribution, visibility and availability, and presenting products effectively at retail;

•	delivering compelling value for the price; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and distributors.

We face competition from a broad range of competitors at the worldwide, regional and local levels in diverse channels across a wide range of retail price points. Worldwide, a few of our primary competitors include vertically integrated specialty stores operated by such companies such as Gap Inc. and Inditex; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines; and athletic wear companies such as adidas Group and Nike, Inc. In addition, each region faces local or regional competition, such as G-Star and Diesel in Europe; Pepe in Spain; Brax in Germany; UNIQLO in Asia Pacific; Edwin in Japan; Apple/Texwood in China; and retailers’ private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory brand); Target Corporation (Mossimo and Merona brands); JC Penney (Arizona brand) and Macy’s (INC. brand) in the Americas. For more information on the factors affecting our competitive position, see “Item 1A — Risk Factors.”

Trademarks

We have more than 5,000 trademark registrations and pending applications in approximately 180 countries worldwide, and we create new trademarks on an ongoing basis. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®, Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design and the Wings and Anchor Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We currently are pursuing approximately 427 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Employees

As of November 29, 2009, we employed approximately 11,800 people, approximately 5,400 of whom were located in the Americas, 4,200 in Europe, and 2,200 in Asia Pacific. Approximately 3,000 of our employees were associated with manufacturing of our products, 3,600 worked in retail, 1,500 worked in distribution and 3,700 were other non-production employees.

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

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic to and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the regions in which we compete, particularly deterioration in general economic conditions, high levels and fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as its direct impact on us. For example, the global financial economic downturn that began in 2008 has impacted consumer confidence and spending negatively. In this economic environment we saw several wholesale customers declare bankruptcy or otherwise exhibit signs of distress, and even if the economy rebounds we do not anticipate that our wholesale customers will return to carrying the levels of inventory in our products as that prior to the downturn. These outcomes and behaviors have and may continue to adversely affect our business and financial condition.

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

The worldwide apparel industry is characterized by constant product innovation due to changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. We must also have the agility to respond to changes in consumer preference such as the consumer shift in Japan away from premium-priced brands to lower-priced fast-fashion products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores. Failure on our part to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, negatively impact the consumer traffic in our dedicated retail stores, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices, and impair the image of our brands. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.

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

The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials — primarily cotton — used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, economic climates and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Fluctuations in the price and availability of raw materials have not materially affected our cost of goods in recent years. However, increases in raw material costs, together with other factors, might cause a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

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

Our net sales have declined from a peak of $7.1 billion in 1996 to $4.1 billion in 2003, with no growth through our fiscal year 2009. We face intense competition, customer financial hardship and consolidation, increased focus by retailers on private-label offerings, expansion of and growth in new distribution sales channels, declining sales of traditional core products and continuing pressure on both wholesale and retail pricing. Our ability to successfully compete could be impaired by our debt and interest payments, which reduces our operating flexibility and could limit our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable debt levels. In addition, the strategic, operations and management changes we have made in recent years, including in 2009 and that we will continue to make in 2010 and beyond, to improve our business and drive future sales growth may not be successful over the long term.

We depend on a group of key customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our ten largest customers totaled approximately 36% and 37% of total net revenues in 2009 and 2008, respectively. Our largest customer in 2009, Kohl’s Corporation, accounted for nearly 10% of net revenues in 2009, and our largest customer in 2008, J.C. Penney Company, Inc., accounted for nearly 8% of net revenues in 2008. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition.

For example, our wholesale customers are subject to the fluctuations in general economic cycles and the current global economic conditions which are impacting consumer spending, and our customers may also be affected by the credit environment, which may impact their ability to access the credit necessary to operate their business. The performance and financial condition of a wholesale customer may cause us to alter our business terms or to cease doing business with that customer, which could in turn adversely affect our own business and financial condition. In addition, our wholesale customers may change their apparel strategies or reduce fixture spaces and purchases of brands that do not meet their strategic requirements, leading to a loss of sales for our products at those customers.

In addition, the retail industry in the United States has experienced substantial consolidation in recent years, and further consolidation may occur. Consolidation in the retail industry typically results in store closures, centralized purchasing decisions, increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by retailers on inventory management and productivity, any of which can, and have, adversely impacted our net revenues, margins and ability to operate efficiently.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products, and the mass channel is the primary distribution channel for Signature products. Outside the United States, department stores, independent jeanswear retailers and national jeans chains have traditionally been our primary distribution channels.

We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:

•	The retailers in these channels maintain — and seek to grow — substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors.

•	These retailers may also change their apparel strategies and reduce fixture spaces and purchases of brands misaligned with their strategic requirements.

•	Other channels, including vertically integrated specialty stores, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores have already placed competitive pressure on our primary distribution channels, and many of these stores are now looking to our developing markets to grow their business.

Further success by retailer private-labels and vertically integrated specialty stores may continue to adversely affect the sales of our products across all channels, as well as the profitability of our brand-dedicated stores. Additionally, our ability to secure or maintain retail floor space, market share and sales in these channels depends on our ability to offer differentiated products and to increase retailer profitability on our products, which could have an adverse impact on our margins.

Our inability to revitalize our business in certain markets or product lines could harm our financial results.

Given the global reach and nature of our business and the breadth of our product lines, we may experience business declines in certain markets even while experiencing growth in others. For example, recent declines in certain mature markets in our Europe and Asia Pacific regions impact our overall business performance despite growth in other areas such as developing markets and our retail network, and the cumulative effect of these declines could adversely affect our results of operations. Although we have taken, and continue to take, product, marketing, distribution and organizational actions to reverse such declines, if our actions are not successful on a sustained basis, our results of operations and our ability to grow may be adversely affected.

During the past several years, we have experienced significant changes in senior management and our board. The success of our business depends on our ability to attract and retain qualified and effective senior management and board leadership.

Collective or individual changes in our senior management group or board membership could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations. Recent changes in our senior management team include Aaron Boey, who became our Senior Vice President and President, Levi Strauss Asia Pacific on February 19, 2009, Blake Jorgensen, who became our Executive Vice President and Chief Financial Officer on July 1, 2009, and Jaime Cohen Szulc, who became our Senior Vice President and Chief Marketing Officer — Levi’s® on August 31, 2009. In addition, T. Gary Rogers, the Chairman of our Board of Directors, retired from our Board in December 2009, and Richard Kauffman subsequently became Chairman of the Board. Martin Coles joined our Board in February 2009 and resigned on January 11, 2010.

Increasing the number of company-operated stores will require us to enhance our capabilities and increase our expenditures and will increasingly impact our financial performance.

Although our business is substantially a wholesale business, we operated 414 retail stores as of November 29, 2009. As part of our objective to accelerate growth though dedicated retail stores, we plan to continue to strategically open company-operated retail stores, while taking into consideration the changing economic environment. The results from our retail network may be adversely impacted if we do not find ways to generate sufficient sales from our existing and new company-operated stores, which may be particularly challenging in light of the recent and ongoing global economic downturn. Like other retail operators, we regularly assess store performance and as part of that review we may determine to close or impair the value of underperforming stores in the future.

Any increase in the number of company-operated stores will require us to further develop our retailing skills and capabilities. We will be required to enter into additional leases, which will cause an increase in our rental expenses and off-balance sheet rental obligations and our capital expenditures for retail locations. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close stores or change our strategy. We must also offer a broad product assortment (especially women’s and tops), appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies, and integrate our stores into our overall business mix. Finally, we will need to hire and train additional qualified employees and incur additional costs to operate these stores, which will increase our operating expenses. These factors, including those relating to securing retail space and management talent, are even more challenging considering that many of our competitors either have large company-operated retail operations today or are seeking to expand substantially their retail presence. If the actions we are taking to expand our retail network are not successful on a sustained basis, our margins, results of operations and ability to grow may be adversely affected.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source approximately 95% of our products from independent contract manufacturers who purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, we may experience capability-building and infrastructure challenges as we expand our sourcing to new contractors throughout the world.

Our suppliers are subject to the fluctuations in general economic cycles, and the global economic conditions may impact their ability to operate their business. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with that supplier, which could in turn adversely affect our own business and financial condition.

Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A contractor’s failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive shipments due to factors such as port or transportation conditions, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins.

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

We generated approximately 43%, 44% and 41% of our net revenues from our Europe and Asia Pacific businesses in 2009, 2008 and 2007, respectively. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business outside of the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States;

•	less protective foreign laws relating to intellectual property; and

•	political, economic and social instability.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may benefit or adversely affect reported earnings and cash flows and the comparability of period-to-period results of operations. In addition, we engage in hedging activities to manage our foreign currency exposures resulting from certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. However, our earnings may be subject to volatility since we do not fully hedge our foreign currency exposures and we are required to record in income the changes in the market values of our exposure management instruments that we do not designate or that do not qualify for hedge accounting treatment. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations as the majority of our sourcing activities are conducted in U.S. Dollars. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recently, there has been a high level of volatility in foreign currency exchange rates and that level of volatility may continue and thus adversely impact our business or financial conditions.

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

We have closed several of our distribution centers in recent years and continually work to identify additional opportunities to optimize our distribution network. Changes in logistics and distribution activities could result in temporary shipping disruptions and increased expense as we bring new arrangements to full operation, which could have an adverse effect on our results of operations.

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

We have substantial liabilities and cash requirements associated with postretirement benefits, pension and our deferred compensation plans.

Our postretirement benefits, pension, and our deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and/or the market value of plan assets can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Our pension expense increased by more than $30 million in 2009 as a result of the decline in the value of our pension plan assets in 2008. Additionally, our current estimates indicate our future annual funding requirements may increase to as much as $140 million in 2011. While actual results may differ from these estimates, the increased pension expense and related funding may extend into future years if current market conditions persist. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our corporate headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or the loss of power caused by power shortages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our other facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers or customers, is affected by earthquakes, power shortages, floods, monsoons, terrorism, epidemics or other events outside of our control, our business could suffer.

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

As of November 29, 2009, we had approximately $1.9 billion of debt, of which all but approximately $108 million was unsecured, and we had $243.9 million of additional borrowing capacity under our senior secured revolving credit facility. Our next debt maturity occurs in 2012. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. It could also have important adverse consequences to holders of our securities. Our ability to successfully compete could be impaired by our debt and interest expense; for example, our debt and interest levels could:

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

In addition, borrowings under our senior secured revolving credit facility and our unsecured term loan bear interest at variable rates of interest. As a result, increases in market interest rates would require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations and affect the trading price of our debt securities. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.

The downturn in the economy and the volatility in the capital markets could limit our ability to access capital or could increase our costs of capital.

We experienced a dramatic downturn in the U.S. and global economy and disruption in the credit markets, which began in 2008 and extended through 2009. Although we have had continued solid operating cash flow, any subsequent downturn and or disruption in the credit markets may reduce sources of liquidity available to us. We can provide no assurance that we will continue to meet our capital requirements from our cash resources, future cash flow and external sources of financing, particularly if current market or economic conditions continue or deteriorate further. We manage cash and cash equivalents in various institutions at levels beyond FDIC coverage limits, and we purchase investments not guaranteed by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. We rely on multiple financial institutions to provide funding pursuant to existing credit agreements, and those institutions may not be able to meet their obligations to provide funding in a timely manner, or at all, when we require it. The cost of or lack of available credit could impact our ability to develop sufficient liquidity to maintain or grow our business, which in turn may adversely affect our business and results of operations.

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

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate three manufacturing-related facilities abroad and nine distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 29, 2009, is summarized in the following table:

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

Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. As of November 29, 2009, we also leased or owned 102 administrative and sales offices in 41 countries, as well as leased a small number of warehouses in three countries. We own or lease several facilities that are no longer in operation that we are working to sell or sublease.

In addition, as of November 29, 2009, we had 414 company-operated retail and outlet stores in leased premises in 26 countries. We had 176 stores in the Americas region, 153 stores in the Europe region and 85 stores in the Asia Pacific region.

Item 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended November 29, 2009.

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

The expiration date of the voting trust is April 15, 2011, unless the trustees unanimously decide, or holders of at least two-thirds of the outstanding voting trust certificates decide, to terminate it earlier. If Robert D. Haas ceases to be a trustee for any reason, then the question of whether to continue the voting trust will be decided by the holders. The existing trustees will select the successors to the other trustees. The agreement among the stockholders and the trustees creating the voting trust contemplates that, in selecting successor trustees, the trustees will attempt to select individuals who share a common vision with the sponsors of the 1996 recapitalization transaction that gave rise to the voting trust, represent and reflect the financial and other interests of the equity holders and bring a balance of perspectives to the trustee group as a whole. A trustee may be removed if the other three trustees unanimously vote for removal or if holders of at least two-thirds of the outstanding voting trust certificates vote for removal.

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

As of February 1, 2010, there were 199 record holders of voting trust certificates. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

We paid cash dividends of $20 million and $50 million on our common stock on May 6, 2009 and April 16, 2008, respectively. Please see Note 15 to our audited consolidated financial statements included in this report for more information. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors and depending upon, among other factors, our financial condition and if the Company is in compliance with the terms of our debt agreements. Our senior secured revolving credit facility and the indentures governing our senior unsecured notes limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended November 29, 2009.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, for 2009, 2008 and 2007, and KPMG LLP, an independent registered public accounting firm, for 2006 and 2005. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements for 2009, 2008 and 2007 and the related notes to those consolidated financial statements, included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	November 29,	November 30,	November 25,	November 26,	November 27,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Statements of Income Data:
Net sales	$4,022,854	$4,303,075	$4,266,108	$4,106,572	$4,150,931
Licensing revenue	82,912	97,839	94,821	86,375	73,879

Net revenues	4,105,766	4,400,914	4,360,929	4,192,947	4,224,810
Cost of goods sold	2,132,361	2,261,112	2,318,883	2,216,562	2,236,962

Gross profit	1,973,405	2,139,802	2,042,046	1,976,385	1,987,848
Selling, general and administrative expenses	1,590,093	1,606,482	1,386,547	1,348,577	1,381,955
Restructuring charges, net	5,224	8,248	14,458	14,149	16,633

Operating income	378,088	525,072	641,041	613,659	589,260
Interest expense	(148,718)	(154,086)	(215,715)	(250,637)	(263,650)
Loss on early extinguishment of debt	—	(1,417)	(63,838)	(40,278)	(66,066)
Other income (expense), net	(38,282)	(1,400)	14,138	22,418	23,057

Income before taxes	191,088	368,169	375,626	345,162	282,601
Income tax expense (benefit)(1)	39,213	138,884	(84,759)	106,159	126,654

Net income	$151,875	$229,285	$460,385	$239,003	$155,947

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$388,783	$224,809	$302,271	$261,880	$(43,777)
Investing activities(2)	(233,029)	(26,815)	(107,277)	(69,597)	(34,657)
Financing activities(3)	(97,155)	(135,460)	(325,534)	(155,228)	23,072
Balance Sheet Data:
Cash and cash equivalents	$270,804	$210,812	$155,914	$279,501	$239,584
Working capital	778,888	713,644	647,256	805,976	657,374
Total assets	2,989,381	2,776,875	2,850,666	2,804,065	2,804,134
Total debt, excluding capital leases	1,852,900	1,853,207	1,960,406	2,217,412	2,326,699
Total capital leases	7,365	7,806	8,177	4,694	5,587
Stockholders’ deficit(4)	(333,119)	(349,517)	(398,029)	(994,047)	(1,222,085)
Other Financial Data:
Depreciation and amortization	$84,603	$77,983	$67,514	$62,249	$59,423
Capital expenditures	82,938	80,350	92,519	77,080	41,868
Dividends paid(5)	20,001	49,953	—	—	—

(1)	In the fourth quarter of 2007, as a result of improvements in business performance and recent positive developments in an ongoing IRS examination, we reversed valuation allowances against our deferred tax assets for foreign tax credit carryforwards, as we believed that it was more likely than not that these credits will be utilized prior to their expiration.

(2)	Cash used for investing activities in 2009 reflects business acquisitions in our Americas and Europe regions. For more information, see Note 3 to our audited consolidated financial statements included in this report.

(3)	Cash used for financing activities in 2007 reflects our refinancing actions, including the redemption of all of our floating rate notes due 2012 as well as the repurchase of over 95% of our outstanding 12.25% senior notes due 2012. For more information, see Note 6 to our audited consolidated financial statements included in this report.

(4)	Stockholders’ deficit primarily resulted from a 1996 recapitalization transaction in which our stockholders created new long-term governance arrangements for us, including the voting trust and stockholders’ agreement. Funding for cash payments in the recapitalization was provided in part by cash on hand and in part from approximately $3.3 billion in borrowings under bank credit facilities.

(5)	We will continue to review our ability to pay cash dividends at least annually, and we may elect to declare and pay cash dividends in the future at the discretion of our board of directors and depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

We design and market jeans, casual and dress pants, tops, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm (“Signature”) brands around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear, home and other products.

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. We also distribute our Levi’s® and Dockers® products through our online stores, and 414 company-operated stores located in 26 countries, including the United States. These stores generated approximately 11% of our net revenues in 2009. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and mass and other value-oriented retailers and franchised stores in Asia Pacific.

We derived 43% of our net revenues and 42% of our regional operating income from our Europe and Asia Pacific businesses in 2009. Sales of Levi’s® brand products represented approximately 79% of our total net sales in 2009. Pants, including jeans, casual pants and dress pants, represented approximately 85% of our total units sold in 2009, and men’s products generated approximately 73% of our total net sales.

Trends Affecting our Business

We believe the key business and marketplace factors affecting us include the following:

•	Continuing pressures in the U.S. and global economy related to the global economic downturn, access to credit, volatility in investment returns, real estate market and employment concerns, and other similar elements that impact consumer discretionary spending, are creating a challenging retail environment for us and our customers. We and our customers are responding by adjusting business practices such as tightly managing inventories.

•	Wholesaler/retailer dynamics are changing as the wholesale channels continue to consolidate and many of our wholesale customers face slowed growth prospects. As a result, many of our customers are building competitive exclusive or private-label offerings and desire increased returns on investment through increased margins and inventory turns. In response, many apparel wholesalers, including us, seek to strengthen relationships with customers through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

•	Many apparel companies, including us, that have traditionally relied on wholesale distribution channels continue to invest in expanding their own retail store distribution network, which has raised competitiveness in the retail market. We have increased our investment in our retail network, and will continue to do so, which while benefiting revenue and gross profit, will likely increase selling expense and capital expenditures.

•	Apparel markets have matured in certain geographic locations such as the United States, Japan, Western Europe and Canada, due in part to demographic shifts and the existence of appealing discretionary purchase alternatives and the increasing availability of on-trend lower-priced apparel offerings. Opportunities for major brands are increasing in rapidly growing developing markets such as India, China, Brazil and Russia.

•	More competitors are seeking growth globally and are raising the competitiveness of the international markets in which we already have an established presence.

•	The global nature of our business exposes us to earnings volatility resulting from exchange rate fluctuations.

•	Brand and product proliferation continues around the world as we and other companies compete through differentiated brands and products targeted for specific consumers, price-points and retail segments. In addition, the ways of marketing these brands are changing to new mediums, challenging the effectiveness of more mass-market approaches such as television advertising.

•	Quality low-cost sourcing alternatives continue to emerge around the world, resulting in pricing pressure and minimal barriers to entry for new competitors. This proliferation of low-cost sourcing alternatives enables competitors to attract consumers with a constant flow of competitively-priced new products that reflect the newest styles, bringing additional pressure on us and other wholesalers and retailers to shorten lead-times and reduce costs. In response, we must continue to seek efficiencies throughout our global supply chain.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure throughout the supply chain, from manufacturer to consumer, and combine with the global economic downturn to create a challenging commercial and economic environment. We expect these factors to continue into the foreseeable future.

Our 2009 Results

Our 2009 results reflect the difficult economic conditions that continue to persist in most markets around the world. In response to these conditions, we focused on our inventory management and cost-cutting initiatives and sought opportunities to invest in initiatives to grow our business. We expanded our company-operated retail network by more than 150 stores, the majority of which we added through acquisitions that we completed during the year.

•	Net revenues. Our consolidated net revenues decreased by 7% compared to 2008, a decrease of 3% on a constant-currency basis. Increased sales from new company-operated and franchised stores, as well as growth in revenues associated with the Levi’s® brand, were more than offset by wholesale channel declines in Europe and declines in the net revenues of our Dockers® brand in the Americas.

•	Operating income. Our operating income decreased by $147 million, and our consolidated operating margin in 2009 declined to 9% as compared to 12% in 2008, driven by declines in our Europe region, primarily reflecting the unfavorable impact of currency, the wholesale channel declines and our continued investment in retail expansion. These declines were partially offset by our cost management initiatives as well as lower costs associated with our conversion to an enterprise resource planning (“ERP”) system in the United States.

•	Cash flows. Cash flows provided by operating activities were $389 million in 2009 as compared to $225 million in 2008. The impact on our operating cash flows from the decline in our net revenues was more than offset by our inventory management initiatives and lower operating expenses. Increased cash used for investing activities in 2009 reflects our business acquisitions in the Americas and Europe as well as our foreign exchange management activities.

Our Objectives

Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth, continue to generate strong cash flow and reduce our debt. Critical strategies to achieve these objectives include driving continued product and marketing innovation that builds upon our leadership position in the jean and khaki categories, driving sales growth through enhancing relationships with wholesale customers and expanding our dedicated store network, capitalizing on our global footprint to maximize opportunities in targeted growth markets, and continuously enhancing our productivity. Investments in initiatives in 2010 to support the execution of our strategies and achieve our long-term objectives will likely result in an increase in advertising and selling expenses, a lower operating margin, and higher capital expenditures during the 2010 fiscal year.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2009, 2008 and 2007 consisted of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia Pacific.

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated and online stores and at our company-operated shop-in-shops located within department stores. It includes discounts, allowances for estimated returns and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

•	Cost of goods sold is primarily comprised of product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense.

•	Selling costs include, among other things, all occupancy costs associated with our company-operated stores and our company-operated shop-in-shops.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

Constant currency.  Constant-currency comparisons are based on translating local currency amounts in both periods at the foreign exchange rates used in the Company’s internal planning process for the current year. We routinely evaluate our financial performance on a constant-currency basis in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations

2009 compared to 2008

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 29,	November 30,
			%	2009	2008
	November 29,	November 30,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,022.9	$4,303.1	(6.5)%	98.0%	97.8%
Licensing revenue	82.9	97.8	(15.3)%	2.0%	2.2%

Net revenues	4,105.8	4,400.9	(6.7)%	100.0%	100.0%
Cost of goods sold	2,132.4	2,261.1	(5.7)%	51.9%	51.4%

Gross profit	1,973.4	2,139.8	(7.8)%	48.1%	48.6%
Selling, general and administrative expenses	1,590.1	1,606.5	(1.0)%	38.7%	36.5%
Restructuring charges, net	5.2	8.2	(36.7)%	0.1%	0.2%

Operating income	378.1	525.1	(28.0)%	9.2%	11.9%
Interest expense	(148.7)	(154.1)	(3.5)%	(3.6)%	(3.5)%
Loss on early extinguishment of debt	—	(1.4)	(100.0)%	—	—
Other expense, net	(38.3)	(1.4)	2634.4%	(0.9)%	—

Income before income taxes	191.1	368.2	(48.1)%	4.7%	8.4%
Income tax expense	39.2	138.9	(71.8)%	1.0%	3.2%

Net income	$151.9	$229.3	(33.8)%	3.7%	5.2%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 29,	November 30,	As	Constant
	2009	2008	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$2,357.7	$2,476.4	(4.8)%	(3.2)%
Europe	1,042.1	1,195.6	(12.8)%	(3.3)%
Asia Pacific	706.0	728.9	(3.2)%	(0.9)%

Total net revenues	$4,105.8	$4,400.9	(6.7)%	(2.9)%

Total net revenues decreased on both reported and constant-currency bases for the year ended November 29, 2009, as compared to the prior year. Reported amounts were affected unfavorably by changes in foreign currency exchange rates across all regions, particularly in Europe.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region decreased in 2009. Currency affected net revenues unfavorably by approximately $39 million.

Net revenues decreased due to the weak economic environment, lower demand for our U.S. Dockers® brand products, and lower sales of Signature products. These declines were partially offset by increased Levi’s® brand revenues driven by strong performance of our men’s and boy’s products and growth in the Juniors business in our wholesale channel, and increased revenues from our retail network from our July 13, 2009, acquisition of the operating rights to 73 Levi’s® and Dockers® outlet stores from Anchor Blue Retail Group, Inc.

As compared to prior year, 2009 also reflects the loss of customers due to bankruptcy in the second and third quarters of 2008. In addition, 2008 was adversely impacted by issues we encountered during our stabilization of an ERP system in the United States in the beginning of the second quarter of 2008.

Europe.  Net revenues in Europe decreased on both reported and constant-currency bases. Currency affected net revenues unfavorably by approximately $118 million.

The region’s depressed retail environment drove net revenue declines across most markets, primarily due to lower sales in our wholesale channels. This was partially offset by the impact of our business acquisitions and our expanding company-operated retail network throughout the region.

Asia Pacific.  Net revenues in Asia Pacific decreased on both reported and constant-currency bases. Currency affected net revenues unfavorably by approximately $17 million.

Net revenues in the region decreased primarily due to lower sales in Japan. These declines were offset by strong performance in most other markets in the region, driven by product promotions and the continued expansion of our brand-dedicated store network.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
			%
	November 29,	November 30,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)

Net revenues	$4,105.8	$4,400.9	(6.7)%
Cost of goods sold	2,132.4	2,261.1	(5.7)%

Gross profit	$1,973.4	$2,139.8	(7.8)%

Gross margin	48.1%	48.6%

Compared to the prior year, gross profit declined in 2009 primarily due to the unfavorable impact of currency across all regions, which totaled approximately $128 million. Excluding the effects of currency, the impact of our lower net revenues to gross profit was partially offset by a slight improvement in gross margin, primarily driven by our Americas region, due to the strong performance of the Levi’s® brand, and the increased contribution from our company-operated retail network, which has a higher gross margin than our wholesale business.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 29,	November 30,
			%	2009	2008
	November 29,	November 30,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$498.9	$438.9	13.6%	12.1%	10.0%
Advertising and promotion	266.1	297.9	(10.6)%	6.5%	6.8%
Administration	366.6	364.3	0.7%	8.9%	8.3%
Other	458.5	505.4	(9.3)%	11.2%	11.5%

Total SG&A	$1,590.1	$1,606.5	(1.0)%	38.7%	36.5%

Compared to the prior year, total SG&A expenses declined in 2009 due to a favorable currency impact of approximately $62 million.

Selling.  Selling expenses increased across all business segments, primarily reflecting additional company-operated stores, partially offset by a favorable currency impact of $25 million in 2009.

Advertising and promotion.  The decrease in advertising and promotion expenses was attributable to the effects of currency and planned reduction of our advertising activities in most markets as compared to the prior year.

Administration.  Administration expenses include corporate expenses and other administrative charges. Currency favorably impacted these expenses by $13 million in 2009. Reflected in 2009 are increased pension expense of approximately $38 million and costs associated with our business acquisitions during the year, while 2008 included higher costs associated with our conversion to an ERP system in the United States as well as various other corporate initiatives.

Other.  Other SG&A costs include distribution, information resources, and marketing organization costs, gain or loss on sale of assets and other operating income. Currency favorably impacted these expenses by $14 million in 2009. The decrease in expenses was primarily due to lower distribution costs, resulting from actions we have taken in recent years to restructure our distribution center operations and the decline in sales volume, as well as lower marketing organization costs.

Operating income

The following table shows operating income by reporting segment and certain components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 29,		November 30,
			%	2009		2008
	November 29,	November 30,	Increase	% of Net		% of Net
	2009	2008	(Decrease)	Revenues		Revenues
			(Dollars in millions)

Operating income:
Americas	$346.3	$346.9	(0.2)%	14.7%		14.0%
Europe	154.8	257.9	(40.0)%	14.9%		21.6%
Asia Pacific	91.0	99.5	(8.6)%	12.9%		13.7%

Total regional operating income	592.1	704.3	(15.9)%	14.4	%*	16.0	%*
Corporate:
Restructuring charges, net	5.2	8.2	(36.7)%	0.1	%*	0.2	%*
Other corporate staff costs and expenses	208.8	171.0	22.1%	5.1	%*	3.9	%*

Corporate expenses	214.0	179.2	19.4%	5.2	%*	4.1	%*

Total operating income	$378.1	$525.1	(28.0)%	9.2	%*	11.9	%*

Operating margin	9.2%	11.9%

*	Percentage of consolidated net revenues

Currency unfavorably affected operating income by approximately $66 million in 2009.

Regional operating income.  The following describes the changes in operating income by segment for the year ended November 29, 2009, as compared to the prior year:

•	Americas. Operating income decreased due to the unfavorable impact of currency. Excluding currency, operating income increased due to an improved operating margin, driven by the improved gross margin and lower SG&A expenses in the region.

•	Europe. The decrease in the region’s operating income was due to the unfavorable impact of currency, as well as a decline in operating margin. The decline in operating margin is due to the sales decline in our wholesale channel and higher expenses from our retail network, which reflects our increasing investment in company-operated store expansion and acquisitions in 2009.

•	Asia Pacific. Operating income decreased due to the unfavorable impact of currency, as the decline in Japan’s operating income was substantially offset by the revenue growth and lower SG&A expenses in most other markets in the region.

Corporate.  Corporate expense is comprised of net restructuring charges and other corporate expenses, including corporate staff costs. Corporate expenses in 2009 reflect the higher pension expense, resulting from the decline in the fair value of our pension plan assets in 2008, higher severance costs for headcount reductions, and increased incentive compensation accruals, relating to greater achievement against our internally-set objectives. These increases were partially offset by a decline in corporate staff costs in 2009, reflecting our cost-cutting initiatives.

Corporate expenses in 2009 and 2008 include amortization of prior service benefit of $39.7 million and $41.4 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003. We will continue to amortize the prior service benefit in the future; however, it will decline in 2010 by approximately $10 million, in relation to the expected service lives of the employees affected by these plan changes. We also expect the higher pension expenses to continue in 2010, despite a recovery in asset values, as changes in the financial markets during 2009, including a decrease in corporate bond yield indices, drove a reduction in the discount rates used to measure our benefit obligations. Higher pension expense may potentially extend into future periods should market conditions persist. For more information, see Note 8 to our audited consolidated financial statements included in this report.

Interest expense

Interest expense was $148.7 million for the year ended November 29, 2009, as compared to $154.1 million in the prior year. Lower average borrowing rates and lower debt levels in 2009, resulting primarily from our required payments on the trademark tranche of our senior secured revolving credit facility, caused the decrease.

The weighted-average interest rate on average borrowings outstanding for 2009 was 7.44% as compared to 8.09% for 2008.

Other expense, net

Other expense, net, primarily consists of foreign exchange management activities and transactions. For the year ended November 29, 2009, we recorded net expense of $38.3 million compared to $1.4 million for the prior year. The increase in expense primarily reflects losses in 2009 on foreign exchange derivatives which economically hedge future cash flow obligations of our foreign operations, partially offset by foreign currency transaction gains. During 2009, the U.S. Dollar depreciated relative to the rate included in many of our forward contracts, particularly the Euro and the Australian Dollar, negatively impacting the value of the related derivatives.

Income tax expense

Income tax expense was $39.2 million for the year ended November 29, 2009, compared to $138.9 million for the prior year. Our effective tax rate was 20.5% for the year ended November 29, 2009, compared to 37.7% for the prior year.

The decrease in income tax expense and effective tax rate was primarily driven by the reduction in income before income taxes and a $33.2 million tax benefit relating to the expected reversal of basis differences, consisting primarily of undistributed earnings in investments in certain foreign subsidiaries. During the fourth quarter of 2009, we adopted specific plans to remit the prior undistributed earnings of certain foreign subsidiaries, which were previously considered permanently reinvested. As a result of the planned distribution, we recognized a deferred tax asset and a corresponding tax benefit of $33.2 million, for the foreign tax credits in excess of the associated U.S. income tax liability that are expected to become available upon the planned distribution.

2008 compared to 2007

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 30,	November 25,
			%	2008	2007
	November 30,	November 25,	Increase	% of Net	% of Net
	2008	2007	(Decrease)	Revenues	Revenues
		(Dollars in millions)

Net sales	$4,303.1	$4,266.1	0.9%	97.8%	97.8%
Licensing revenue	97.8	94.8	3.2%	2.2%	2.2%

Net revenues	4,400.9	4,360.9	0.9%	100.0%	100.0%
Cost of goods sold	2,261.1	2,318.9	(2.5)%	51.4%	53.2%

Gross profit	2,139.8	2,042.0	4.8%	48.6%	46.8%
Selling, general and administrative expenses	1,606.5	1,386.5	15.9%	36.5%	31.8%
Restructuring charges, net	8.2	14.5	(43.0)%	0.2%	0.3%

Operating income	525.1	641.0	(18.1)%	11.9%	14.7%
Interest expense	(154.1)	(215.7)	(28.6)%	(3.5)%	(4.9)%
Loss on early extinguishment of debt	(1.4)	(63.8)	(97.8)%	—	(1.5)%
Other income (expense), net	(1.4)	14.1	(109.9)%	—	0.3%

Income before income taxes	368.2	375.6	(2.0)%	8.4%	8.6%
Income tax (benefit) expense	138.9	(84.8)	(263.9)%	3.2%	(1.9)%

Net income	$229.3	$460.4	(50.2)%	5.2%	10.6%

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

Consolidated net revenues were stable on a reported basis and decreased on a constant-currency basis for the year ended November 30, 2008, as compared to the prior year. Reported amounts were affected favorably by changes in foreign currency exchange rates, particularly in Europe.

Americas.  Net revenues in our Americas region decreased in 2008 on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $4 million in 2008.

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

Europe.  Net revenues in Europe increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $85 million.

Net sales increases, primarily from new company-operated stores, partially offset declines in our wholesale channels in certain markets. The increases related primarily to increased sales of our Levi’s® Red Tabtm products.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $14 million.

We had mixed performance across the region. Net sales increased primarily in our developing markets, particularly China and India, through continued expansion of our dedicated store network and stronger consumer spending. These net sales increases were offset primarily by continuing weak performance in our mature markets, primarily Japan.

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

Postretirement benefit plan curtailment gains.  During 2008 we recorded postretirement benefit plan curtailment gains of $5.9 million primarily associated with the departure of the remaining employees who elected the voluntary separation and buyout program contained in the new labor agreement we entered into during the third quarter of 2007. During 2007, we recorded a gain of $27.5 million associated with this same voluntary separation and buyout program, as well as a $25.3 million gain associated with the closure of our Little Rock, Arkansas, distribution facility. For more information, see Notes 8 and 13 to our audited consolidated financial statements included in this report.

Other.  Other SG&A costs include distribution, information resources, and marketing costs, gain or loss on sale of assets and other operating income. These costs increased as compared to prior year primarily due to effects of currency.

Restructuring charges, net

Restructuring charges, net, decreased to $8.2 million for the year ended November 30, 2008, from $14.5 million for the prior year. The 2008 amount primarily consisted of severance and other charges of $4.5 million recorded in association with the planned closure of our manufacturing facility in the Philippines and our distribution facility in Italy and an additional asset impairment of $4.2 million recorded for our closed distribution center in Germany. The 2007 amount primarily consisted of asset impairment of $9.0 million and severance charges of $4.3 million recorded in association with the planned closure of our distribution center in Germany. For more information, see Note 13 to our audited consolidated financial statements included in this report.

Operating income

The following table shows operating income by reporting segment and the significant components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 30,		November 25,
			%	2008		2007
	November 30,	November 25,	Increase	As% of Net		As% of Net
	2008	2007	(Decrease)	Revenues		Revenues
			(Dollars in millions)

Operating income:
Americas	$346.9	$403.2	(14.0)%	14.0%		15.6%
Europe	257.9	236.9	8.9%	21.6%		21.5%
Asia Pacific	99.5	95.3	4.5%	13.7%		14.0%

Total regional operating income	704.3	735.4	(4.2)%	16.0	%*	16.9	%*

Corporate:
Restructuring charges, net	8.2	14.5	(43.0)%	0.2	%*	0.3	%*
Postretirement benefit plan curtailment gains	(5.9)	(52.8)	(88.7)%	(0.1	)%*	(1.2)%
Other corporate staff costs and expenses	176.9	132.7	33.4%	4.0	%*	3.0	%*

Total corporate	179.2	94.4	89.9%	4.1	%*	2.2	%*

Total operating income	$525.1	$641.0	(18.1)%	11.9	%*	14.7	%*

Operating Margin	11.9%	14.7%

*	Percentage of consolidated net revenues

Regional operating income.  The following describes the changes in operating income by reporting segment for the year ended November 30, 2008, as compared to the prior year:

•	Americas. Operating income decreased primarily due to a decline in operating margin, as well as the decline in net revenues. Operating margin decreased as the region’s gross margin improvement was more than offset by the increase in SG&A expenses, reflecting our continued investment in retail expansion, our U.S. ERP implementation and stabilization efforts, and increased advertising and promotion expenses.

•	Europe. The increase in the region’s operating income was due to the favorable impact of currency. The region’s net sales increase was offset by an increase in SG&A expenses, primarily reflecting our continued investment in retail expansion.

•	Asia Pacific. The region’s net sales increase and the favorable impact of currency drove the slight increase in operating income. These increases were partially offset by a slight decline in operating margin, reflecting the region’s continued investment in retail and infrastructure, particularly within our developing markets, and increased advertising and promotion expenses.

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

Loss on early extinguishment of debt

For the year ended November 30, 2008, we recorded a loss of $1.4 million on early extinguishment of debt primarily as a result of our redemption of our remaining 12.25% senior notes due 2012. For the year ended November 25, 2007, we recorded a loss of $63.8 million on early extinguishment of debt primarily as a result of our redemption of our floating rate senior notes due 2012 during the second quarter of 2007 and our repurchase of $506.2 million of the then-outstanding $525.0 million of our 12.25% senior notes due 2012 during the fourth quarter of 2007. The 2007 losses were comprised of prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses of approximately $46.7 million and the write-off of approximately $17.1 million of unamortized capitalized costs and debt discount. For more information, see Note 6 to our audited consolidated financial statements included in this report.

Other income (expense), net

Other income (expense), net, primarily consists of foreign exchange management activities and transactions as well as interest income. For the year ended November 30, 2008, we recorded other expense of $1.4 million compared to other income of $14.1 million for the prior year. This primarily reflects foreign currency transaction losses in 2008 as compared to gains in 2007 resulting from the weakening of the U.S. Dollar against the Japanese Yen in the fourth quarter of 2008. These losses were partially offset by gains on our forward foreign exchange and option contracts, resulting from the appreciation of the U.S. Dollar against the Euro in the second half of 2008.

Income tax expense (benefit)

Income tax expense was $138.9 million for the year ended November 30, 2008, compared to a benefit of $84.8 million for the prior year. The effective tax rate was 37.7% for the year ended November 30, 2008, compared to a 22.6% benefit for the prior year.

The increase in the effective tax rate for 2008 as compared to 2007 was mostly attributable to a $215.3 million tax benefit from a reversal during the fourth quarter of 2007 of valuation allowances against our deferred tax assets primarily for foreign tax credit carryforwards. This reversal was due to improvements in our business performance and positive developments in the IRS examination of the 2000-2002 U.S. federal corporate income tax returns.

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

We are borrowers under an amended and restated senior secured revolving credit facility. The maximum availability under the facility is $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility includes a $250 million trademark tranche and a $500 million revolving tranche. The revolving tranche increases as the trademark tranche is repaid, up to a maximum of $750 million when the trademark tranche is repaid in full. Upon repayment of the trademark tranche, the secured interest in the U.S. trademarks will be released. As of November 29, 2009, we had borrowings of $108.3 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $243.9 million, as our total availability of $325.2 million, based on collateral levels as defined by the agreement, was reduced by $81.3 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

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

As of November 29, 2009, we had cash and cash equivalents totaling $270.8 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $514.7 million.

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

The following table presents selected cash uses in 2009 and the related projected cash uses for these items in 2010:

		Projected
	Cash Used in	Cash Uses in
	2009	2010
	(Dollars in millions)

Interest	$136	$130
Federal, foreign and state taxes (net of refunds)	57	68
Postretirement health benefit plans	19	22
Capital expenditures(1)	83	166
Pension plans	18	42
Business acquisitions	100	—
Dividend(2)	20	20

Total selected cash requirements	$433	$448

(1)	Capital expenditures for 2009 consisted primarily of investment in company-operated retail stores in the Americas and Europe that were not a part of the business acquisitions as well as costs associated with information technology systems.

The increase in projected capital expenditures in 2010 primarily reflects costs associated with information technology systems and costs associated with improvement of the Company’s headquarters. Our projection excludes approximately $16 million of tenant improvement allowances that will be paid directly by the landlord.

(2)	Cash used reflects dividend paid in the second quarter of 2009. Amount projected in 2010 reflects management’s current estimate; however, the declaration, amount and payment of dividends are at the discretion of our board of directors and are dependent upon, among other factors, our financial condition and compliance with the terms of our debt agreements.

The following table provides information about our significant cash contractual obligations and commitments as of November 29, 2009:

	Payments Due or Projected by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in millions)

Contractual and Long-term Liabilities:
Short-term and long-term debt obligations(1)	$1,853	$19	$—	$108	$375	$323	$1,028
Interest(2)	653	130	129	129	110	86	69
Capital lease obligations	8	2	2	3	1	—	—
Operating leases(3)	784	133	129	112	86	69	255
Purchase obligations(4)	319	311	8	—	—	—	—
Postretirement obligations(5)	192	22	22	21	21	20	86
Pension obligations(6)	478	42	140	56	51	51	138
Long-term employee related benefits(7)	94	14	12	12	12	12	32

Total	$4,381	$673	$442	$441	$656	$561	$1,608

(1)	The terms of the trademark tranche of our credit facility require payments of the remaining balance at maturity in 2012. Additionally, the 2010 amount includes short-term borrowings.

(2)	Interest obligations are computed using constant interest rates until maturity. The LIBOR rate as of November 29, 2009, was used for variable-rate debt.

(3)	Amounts reflect contractual obligations relating to our existing leased facilities as of November 29, 2009, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 — Properties.”

(4)	Amounts reflect estimated commitments of $279 million for inventory purchases and $40 million for human resources, advertising, information technology and other professional services.

(5)	The amounts presented in the table represent an estimate for the next ten years of our projected payments, based on information provided by our plans’ actuaries, and have not been reduced by estimated Medicare subsidy receipts. Our policy is to fund postretirement benefits as claims and premiums are paid. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)	The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans’ actuaries. For U.S qualified plans, these estimates comply with minimum funded status and minimum required contributions under the Pension Protection Act. The expected increase in 2011 and 2012 is primarily due to the reduction of the fair value of plan assets in the Company’s U.S. pension plans at November 29, 2009, as compared to the related plan obligations, however actual contributions may differ from those presented based on factors including changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(7)	Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements and workers’ compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

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

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in millions)

Cash provided by operating activities	$388.8	$224.8	$302.3
Cash used for investing activities	(233.0)	(26.8)	(107.3)
Cash used for financing activities	(97.2)	(135.5)	(325.5)
Cash and cash equivalents	270.8	210.8	155.9

2009 as compared to 2008

Cash flows from operating activities

Cash provided by operating activities was $388.8 million for 2009, as compared to $224.8 million for 2008. As compared to the prior year, we used less cash for inventory, reflecting our focus on inventory management, and payments to vendors declined, reflecting our lower SG&A expenses. These results more than offset the decline in our cash collections, which was driven primarily by our lower net revenues as well as our lower beginning accounts receivable balance. Additionally, the increase in cash provided by operating activities reflected lower payments for incentive compensation and interest.

Cash flows from investing activities

Cash used for investing activities was $233.0 million for 2009 compared to $26.8 million for 2008. As compared to the prior year, the increase in cash used for investing activities primarily reflects business acquisitions in our Americas and Europe regions, as well as higher payments on settlement of forward foreign exchange contracts.

Cash flows from financing activities

Cash used for financing activities was $97.2 million for 2009 compared to $135.5 million for 2008. Cash used in both periods primarily related to required payments on the trademark tranche of our senior secured revolving credit facility and our dividend payments to stockholders. Cash used for financing activities in 2008 also reflects our redemption in March 2008 of our remaining $18.8 million outstanding 12.25% senior notes due 2012.

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

Cash flows from investing activities

Cash used for investing activities was $26.8 million for 2008 compared to $107.3 million for 2007. Cash used in both periods primarily related to investments made in our company-operated retail stores and information technology systems associated with our global ERP installation. Additionally, in 2008 we realized gains and received the related proceeds on the settlement of our forward foreign exchange contracts, reflecting the appreciation of the U.S. Dollar against the Euro in the second half of 2008, as compared to realized losses in 2007, reflecting the weakening of the U.S. Dollar against major foreign currencies including the Euro, the Canadian Dollar and the Japanese Yen.

Cash flows from financing activities

Cash used for financing activities was $135.5 million for 2008 compared to $325.5 million for 2007. Cash used for financing activities in 2008 primarily reflects $70.9 million of required payments on the trademark tranche of our senior secured revolving credit facility, our redemption in March 2008 of our remaining $18.8 million outstanding 12.25% senior notes due 2012 and our $50.0 million dividend payment to stockholders in the second quarter. Cash used for financing activities in 2007 primarily reflects our redemption in April 2007 of all of our floating rate notes due 2012 through borrowings under a new senior unsecured term loan and use of cash on hand, and the repurchase in October 2007 of over 95% of our outstanding 12.25% senior notes due 2012 through borrowings under an amended and restated senior secured revolving credit facility and use of cash on hand.

Indebtedness

The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.9 billion, we had fixed-rate debt of approximately $1.4 billion (76% of total debt) and variable-rate debt of approximately $0.5 billion (24% of total debt) as of November 29, 2009. Our required aggregate debt principal payments, excluding short-term borrowings, are $108.3 million in 2012, $374.6 million in 2013, $323.3 million in 2014 and the remaining $1.0 billion in years after 2014. Short-term borrowings totaling $18.7 million as of November 29, 2009, are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

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

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off-balance sheet arrangements and other.  We have contractual commitments for non-cancelable operating leases. For more information, see Note 14 to our audited consolidated financial statements included in this report. We have no other material non-cancelable guarantees or commitments, and no material special-purpose entities or other off-balance sheet debt obligations.

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

Revenue recognition.  Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated and online stores and at our company-operated shop-in-shops located within department stores. We recognize revenue on sale of product when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of our trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

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

Inventory valuation.  We value inventories at the lower of cost or market value. Inventory cost is generally determined using the first-in first-out method. We include product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. We estimate quantities of slow-moving and obsolete inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of disposition, and current consumer preferences. Estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

Impairment.  We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. In our impairment tests, we use a two-step approach. In the first step, we compare the carrying value of the applicable asset or reporting unit to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the asset or reporting unit exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.

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

We do not recognize deferred taxes with respect to temporary differences between the book and tax bases in our investments in foreign subsidiaries, unless it becomes apparent that these temporary differences will reverse in the foreseeable future.

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

Derivative and foreign exchange management activities.  We recognize all derivatives as assets and liabilities at their fair values. We may use derivatives and establish programs from time to time to manage foreign currency and interest rate exposures that are sensitive to changes in market conditions. The instruments that we designate and that qualify for hedge accounting treatment hedge our net investment position in certain of our foreign subsidiaries and, through the first quarter of 2007, certain intercompany royalty cash flows. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other income (expense), net” in our consolidated statements of income. The gains and losses on the instruments that we designate and that qualify for hedge accounting treatment are recorded in “Accumulated other comprehensive income (loss)” in our consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that we do not designate or that do not qualify for hedge accounting are recorded in “Other income (expense), net” or “Interest expense” in our consolidated statements of income to reflect the economic risk being mitigated.

Employee benefits and incentive compensation

Pension and postretirement benefits.  We have several non-contributory defined benefit retirement plans covering eligible employees. We also provide certain health care benefits for U.S. employees who meet age, participation and length of service requirements at retirement. In addition, we sponsor other retirement or post-employment plans for our foreign employees in accordance with local government programs and requirements. We retain the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations. Any of these actions, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance.

We recognize either an asset or liability for any plan’s funded status in our consolidated balance. We measure changes in funded status using actuarial models which use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our pension plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.

Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, in 2009 we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and withstand the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions, changing consumer preferences and consolidations through mergers and acquisitions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to withstand the impacts of foreign currency exchange rate fluctuations;

•	our ability to revitalize our Dockers® brand and our mass-channel offering in the United States;

•	our wholesale customers’ shift in product mix in all channels of distribution, including the mass channel;

•	our ability to implement, stabilize and optimize our ERP system throughout our business without disruption or to mitigate such disruptions;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social or economic instability in countries where we do business.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Credit Availability Risk

We manage cash and cash equivalents in various institutions at levels beyond FDIC coverage limits, and we purchase investments not guaranteed by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. To mitigate this risk, our investment policy emphasizes preservation of principal and liquidity.

Multiple financial institutions are committed to provide loans and other credit instruments under our secured revolving credit facility. There may be a risk that some of these institutions cannot deliver against these obligations in a timely manner, or at all.

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies. We actively manage foreign currency risks with the objective of mitigating the potential impact of currency fluctuations while maximizing the U.S. Dollar value of cash flows.

We are exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange and interest rate swap contracts. However, we believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

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

We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 29, 2009, we had forward foreign exchange contracts to buy $523.5 million and to sell $175.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2010.

As of November 30, 2008, we had forward foreign exchange currency contracts to buy $559.8 million and to sell $179.4 million against various foreign currencies. We also had Euro forward currency contracts to sell 14.5 million Euros ($18.6 million equivalent) against the British Pound. These contracts are at various exchange rates and expire at various dates through March 2010.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 29, 2009, and November 30, 2008. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the total net position outstanding as of the stated date. A positive notional amount represents a long position in U.S. Dollar versus the exposure currency, while a negative notional amount represents a short position in U.S. Dollar versus the exposure currency. The net position is the sum of all buy transactions minus the sum of all sell transactions. All amounts are stated in U.S. Dollar equivalents. All transactions will mature before the end of December 2010.

Outstanding Forward and Swap Transactions

	As of November 29, 2009			As of November 30, 2008
	Average Forward	Notional	Fair	Average Forward	Notional	Fair
	Exchange Rate	Amount	Value	Exchange Rate	Amount	Value
	(Dollars in thousands)

Currency
Australian Dollar	0.84	$53,061	$(2,420)	0.65	$37,576	$(231)
Brazilian Real	1.96	626	(23)	—	—	—
Canadian Dollar	1.09	52,946	(1,972)	1.18	63,065	2,352
Swiss Franc	1.00	(15,246)	(125)	1.20	(6,010)	(4)
Czech Koruna	17.36	2,689	62	19.86	1,849	(26)
Danish Krona	0.20	26,684	245	5.81	21,586	(53)
Euro(1)	1.46	70,472	(1,192)	1.31	209,976	4,255
British Pound	0.62	34,414	(497)	1.63	4,305	2,289
Hong Kong Dollar	7.75	(14)	—	7.75	173	—
Hungarian Forint	200.87	(5,887)	(392)	202.76	(32,589)	(970)
Japanese Yen	93.67	37,704	(3,228)	97.97	2,828	(3,134)
Korean Won	1,224.91	16,745	(824)	1,107.22	(5,123)	(1,799)
Mexican Peso	13.94	30,588	(1,623)	13.10	12,054	945
Norwegian Krona	0.17	8,878	(464)	6.84	20,422	329
New Zealand Dollar	1.38	(9,581)	(270)	0.54	(6,968)	180
Polish Zloty	2.85	(52,830)	224	2.85	(22,137)	(638)
Swedish Krona	6.97	73,272	635	7.89	63,710	1,086
Singapore Dollar	1.40	(28,734)	167	1.46	(29,847)	(758)
Taiwan Dollar	1.40	29,678	487	32.45	21,484	453
South African Rand	31.70	22,961	(2,588)	8.77	5,473	710

Total		$348,426	$(13,798)		$361,827	$4,986

(1)	The decrease in the notional amount of Euro contracts outstanding as compared to prior year reflects our reduced exposure under management due to our 2009 prepayment of royalties related to our operations in Europe. For more information see Notes 5 and 18 to our audited consolidated financial statements included in this report.

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

	As of November 29, 2009							As of
	Expected Maturity Date						Fair	November 30,
	2010(1)-						Value	2008
	2011	2012	2013	2014	Thereafter	Total	2009	Total
	(Dollars in thousands)

Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$796,210	$796,210	$852,067	$796,210
Average Interest Rate	—	—	—	—	9.37%	9.37%
Fixed Rate (Yen 20 billion)	—	—	—	—	231,709	231,709	197,448	209,886
Average Interest Rate	—	—	—	—	4.25%	4.25%
Fixed Rate (Euro 250 million)	—	—	372,325	—	—	372,325	379,935	321,625
Average Interest Rate	—	—	8.63%	—	—	8.63%
Variable Rate (US$)	—	108,250	—	325,000	—	433,250	394,781	504,125
Average Interest Rate(2)	—	2.74%	—	2.50%	—	2.56%
Total Principal (face amount) of our debt instruments	$—	$108,250	$372,325	$325,000	$1,027,919	$1,833,494	$1,824,231	$1,831,846

(1)	Excludes short-term borrowings.

(2)	Assumes no change in short-term interest rates. Expected maturities due 2012 relate to the trademark tranche of our senior revolving credit facility. Amounts maturing thereafter relate to our Senior Term Loan due 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 29, 2009 and November 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for defined pension and other postretirement plans effective November 25, 2007. As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

PricewaterhouseCoopers LLP

San Francisco, CA
February 9, 2010

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 29,	November 30,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$270,804	$210,812
Restricted cash	3,684	2,664
Trade receivables, net of allowance for doubtful accounts of $22,523 and $16,886	552,252	546,474
Inventories:
Raw materials	6,818	15,895
Work-in-process	10,908	8,867
Finished goods	433,546	517,912

Total inventories	451,272	542,674
Deferred tax assets, net	135,508	114,123
Other current assets	92,344	88,527

Total current assets	1,505,864	1,505,274
Property, plant and equipment, net of accumulated depreciation of $664,891 and $596,967	430,070	411,908
Goodwill	241,768	204,663
Other intangible assets, net	103,198	42,774
Non-current deferred tax assets, net	601,526	526,069
Other assets	106,955	86,187

Total assets	$2,989,381	$2,776,875

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$18,749	$20,339
Current maturities of long-term debt	—	70,875
Current maturities of capital leases	1,852	1,623
Accounts payable	198,220	203,207
Restructuring liabilities	1,410	2,428
Other accrued liabilities	269,609	251,720
Accrued salaries, wages and employee benefits	195,434	194,289
Accrued interest payable	28,709	29,240
Accrued income taxes	12,993	17,909

Total current liabilities	726,976	791,630
Long-term debt	1,834,151	1,761,993
Long-term capital leases	5,513	6,183
Postretirement medical benefits	156,834	130,223
Pension liability	382,503	240,701
Long-term employee related benefits	97,508	87,704
Long-term income tax liabilities	55,862	42,794
Other long-term liabilities	43,480	46,590
Minority interest	17,735	17,982

Total liabilities	3,320,562	3,125,800

Commitments and contingencies (Note 14)
Temporary equity	1,938	592

Stockholders’ Deficit:
Common stock — $.01 par value; 270,000,000 shares authorized; 37,284,741
shares and 37,278,238 shares issued and outstanding	373	373
Additional paid-in capital	39,532	53,057
Accumulated deficit	(123,157)	(275,032)
Accumulated other comprehensive loss	(249,867)	(127,915)

Total stockholders’ deficit	(333,119)	(349,517)

Total liabilities, temporary equity and stockholders’ deficit	$2,989,381	$2,776,875

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Net sales	$4,022,854	$4,303,075	$4,266,108
Licensing revenue	82,912	97,839	94,821

Net revenues	4,105,766	4,400,914	4,360,929
Cost of goods sold	2,132,361	2,261,112	2,318,883

Gross profit	1,973,405	2,139,802	2,042,046
Selling, general and administrative expenses	1,590,093	1,606,482	1,386,547
Restructuring charges, net	5,224	8,248	14,458

Operating income	378,088	525,072	641,041
Interest expense	(148,718)	(154,086)	(215,715)
Loss on early extinguishment of debt	—	(1,417)	(63,838)
Other income (expense), net	(38,282)	(1,400)	14,138

Income before income taxes	191,088	368,169	375,626
Income tax expense (benefit)	39,213	138,884	(84,759)

Net income	$151,875	$229,285	$460,385

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income (Loss)	Deficit
	(Dollars in thousands)

Balance at November 26, 2006	$373	$89,837	$(959,478)	$(124,779)	$(994,047)

Net income	—	—	460,385	—	460,385
Other comprehensive income (net of tax)	—	—	—	60,015	60,015

Total comprehensive income	—	—	—	—	520,400

Adjustment to initially apply ASC Topic No. 715-20	—	—	—	72,805	72,805
Stock-based compensation (net of $4,120 temporary equity)	—	2,813	—	—	2,813

Balance at November 25, 2007	373	92,650	(499,093)	8,041	(398,029)

Net income	—	—	229,285	—	229,285
Other comprehensive loss (net of tax)	—	—	—	(135,956)	(135,956)

Total comprehensive income	—	—	—	—	93,329

Cumulative impact of ASC Topic No. 740-10-25	—	—	(5,224)	—	(5,224)
Stock-based compensation (net of $592 temporary equity)	—	10,360	—	—	10,360
Cash dividend paid	—	(49,953)	—	—	(49,953)

Balance at November 30, 2008	373	53,057	(275,032)	(127,915)	(349,517)

Net income	—	—	151,875	—	151,875
Other comprehensive loss (net of tax)	—	—	—	(121,952)	(121,952)

Total comprehensive income	—	—	—	—	29,923

Stock-based compensation (net of $1,938 temporary equity)	—	6,476	—	—	6,476
Cash dividend paid	—	(20,001)	—	—	(20,001)

Balance at November 29, 2009	$373	$39,532	$(123,157)	$(249,867)	$(333,119)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net income	$151,875	$229,285	$460,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,603	77,983	67,514
Asset impairments	16,814	20,308	9,070
(Gain) loss on disposal of property, plant and equipment	(175)	40	444
Unrealized foreign exchange losses (gains)	14,657	50,736	(7,186)
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	50,760	(53,499)	16,137
Employee benefit plans’ amortization from accumulated other comprehensive loss	(19,730)	(35,995)	—
Employee benefit plans’ curtailment loss (gain), net	1,643	(5,162)	(51,575)
Write-off of unamortized costs associated with early extinguishment of debt	—	394	17,166
Amortization of deferred debt issuance costs	4,344	4,007	5,192
Stock-based compensation	7,822	6,832	4,977
Allowance for doubtful accounts	7,246	10,376	615
Deferred income taxes	(5,128)	75,827	(150,079)
Change in operating assets and liabilities (excluding assets and liabilities acquired):
Trade receivables	27,568	61,707	(18,071)
Inventories	113,014	(21,777)	40,422
Other current assets	5,626	(25,400)	19,235
Other non-current assets	(11,757)	(16,773)	(10,598)
Accounts payable and other accrued liabilities	(55,649)	(93,012)	16,168
Income tax liabilities	(3,377)	3,923	9,527
Restructuring liabilities	(2,536)	(7,376)	(8,134)
Accrued salaries, wages and employee benefits	(20,082)	(30,566)	(89,031)
Long-term employee related benefits	26,871	(35,112)	(32,634)
Other long-term liabilities	(4,452)	6,922	1,973
Other, net	(1,174)	1,141	754

Net cash provided by operating activities	388,783	224,809	302,271

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(82,938)	(80,350)	(92,519)
Proceeds from sale of property, plant and equipment	939	995	3,881
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(50,760)	53,499	(16,137)
Acquisitions, net of cash acquired	(100,270)	(959)	(2,502)

Net cash used for investing activities	(233,029)	(26,815)	(107,277)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	669,006
Repayments of long-term debt and capital leases	(72,870)	(94,904)	(984,333)
Short-term borrowings, net	(2,704)	12,181	(1,711)
Debt issuance costs	—	(446)	(5,297)
Restricted cash	(602)	(1,224)	(58)
Dividends to minority interest shareholders of Levi Strauss Japan K.K.	(978)	(1,114)	(3,141)
Dividend to stockholders	(20,001)	(49,953)	—

Net cash used for financing activities	(97,155)	(135,460)	(325,534)

Effect of exchange rate changes on cash and cash equivalents	1,393	(7,636)	6,953

Net increase (decrease) in cash and cash equivalents	59,992	54,898	(123,587)
Beginning cash and cash equivalents	210,812	155,914	279,501

Ending cash and cash equivalents	$270,804	$210,812	$155,914

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$135,576	$154,103	$237,017
Income taxes	56,922	63,107	52,275

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (“LS&Co.” or the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, jackets, footwear and related accessories, for men, women and children under the Levi’s®, Dockers® and Signature by Levi Strauss & Co.tm brands. The Company markets its products in three geographic regions: Americas, Europe and Asia Pacific.

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

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2009, 2008 and 2007 consists of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events have been evaluated through the date these financial statements were issued, February 9, 2010.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Inventory Valuation

The Company values inventories at the lower of cost or market value. Inventory cost is determined using the first-in first-out method. The Company includes product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating its remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. The Company estimates quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company determines inventory market values by estimating expected selling prices based on the Company’s historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.

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

The Company does not recognize deferred taxes with respect to temporary differences between the book and tax bases in its investments in foreign subsidiaries, unless it becomes apparent that these temporary differences will reverse in the foreseeable future.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Goodwill and Other Intangible Assets

Goodwill resulted primarily from a 1985 acquisition of LS&Co. by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company’s recent acquisitions. Goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Intangible assets are comprised of owned trademarks with indefinite useful lives which are not being amortized and acquired contractual rights and customers lists with finite lives which are being amortized over periods ranging from two to eight years.

Impairment

The Company reviews its goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of its fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. In the Company’s impairment tests, the Company uses a two-step approach. In the first step, the Company compares the carrying value of the applicable asset or reporting unit to its fair value, which the Company estimates using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the asset or reporting unit exceeds its estimated fair value, the Company performs the second step, and determines the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.

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

Restructuring Liabilities

Upon approval of a restructuring plan by management, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for recurring arrangements and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. The long-term portion of restructuring liabilities is included in “Other long-term liabilities” in the Company’s consolidated balance sheets.

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

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

beginning as of the date the Company takes physical possession or control of the property. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities included in “Other accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 29, 2009, and November 30, 2008.

The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The Company has estimated the fair value of its other financial instruments using the market and income approaches. Rabbi trust assets, forward foreign exchange contracts and the interest rate swap contract are carried at their fair values. Notes, loans and borrowings under the Company’s credit facilities are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

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

The Company recognizes either an asset or a liability for any plan’s funded status in its consolidated balance sheets. The Company measures changes in funded status using actuarial models which use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements. Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. The Company considers several factors including actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models.

Pension benefits are primarily paid through trusts funded by the Company. The Company pays postretirement benefits to the healthcare service providers on behalf of the plan’s participants. The Company’s postretirement benefit plan provides a benefit to retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Part D”) and thus, the U.S. government provides a federal subsidy to the plan. Accordingly, the net periodic postretirement benefit cost is reduced to reflect the impact of the federal subsidy.

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

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

the related compensation expense over the period of the plan and changes in the liabilities for these incentive plans generally correlate with the Company’s financial results and projected future financial performance.

Stock-Based Compensation

The Company has incentive plans which reward certain employees and directors with cash or equity. The amount of compensation cost for share-based payments is measured based on the fair value on the grant date of the equity or liability instruments issued, based on the estimated number of awards that are expected to vest. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. Compensation cost for equity instruments is recognized on a straight-line basis over the period that an employee provides service for that award, which generally is the vesting period. Liability instruments are revalued at each reporting period and compensation expense adjusted. Changes in the fair value of unvested liability instruments during the requisite service period are recognized as compensation cost on a straight-line basis over that service period. Changes in the fair value of vested liability instruments after the service period are recognized as an adjustment to compensation cost in the period of the change in fair value.

The Company’s common stock is not listed on any established stock exchange. Accordingly, the stock’s fair market value is determined by the Board based upon a valuation performed by an independent third-party, Evercore Group LLC (“Evercore”). Determining the fair value of the Company’s stock requires complex and subjective judgments. The valuation process includes comparison of the Company’s historical and estimated future financial results with selected publicly-traded companies, and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its share-based compensation plans, such as grant date fair value of awards.

The fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company’s common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. Expected life is computed using the simplified method. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.

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

Derivative Financial Instruments and Hedging Activities

The Company recognizes all derivatives as assets and liabilities at their fair values. The Company may use derivatives and establish programs from time to time to manage foreign currency and interest rate exposures that are sensitive to changes in market conditions. The instruments that we designate or that qualify for hedge accounting

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

treatment hedge the Company’s net investment position in certain of its foreign subsidiaries and, through the first quarter of 2007, certain intercompany royalty cash flows. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other income (expense), net” in the Company’s consolidated statements of income. The gains and losses on the instruments that we designate and that qualify for hedge accounting treatment are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that we do not designate or that do not qualify for hedge accounting are recorded in “Other income (expense), net” or “Interest expense” in the Company’s consolidated statements of income to reflect the economic risk being mitigated.

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

The U.S. Dollar is the functional currency for foreign operations in countries with highly inflationary economies. The translation adjustments for these entities, as applicable, are included in “Other income (expense), net” in the Company’s consolidated statements of income.

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the period-end exchange rate. Gains or losses arising from the remeasurement of these balances are recorded in “Other income expense, net” in the Company’s consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains and losses are recorded in “Other income (expense), net” in the Company’s consolidated statements of income to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded or remeasured at the balance sheet date.

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

Revenue Recognition

Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at the Company’s company-operated and online stores and at the Company’s company-operated shop-in-shops located within department stores. The Company recognizes revenue on sale of product

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is reasonably assured. The revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of the Company’s trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

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

Net sales to the Company’s ten largest customers totaled approximately 36%, 37% and 42% of net revenues for 2009, 2008 and 2007, respectively. No customer represented 10% or more of net revenues in any year.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating the Company’s remaining manufacturing facilities, including the related depreciation expense. Cost of goods sold excludes depreciation expense on the Company’s other facilities. Costs relating to the Company’s licensing activities are included in “Selling, general and administrative expenses” in the consolidated statements of income.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include all occupancy costs associated with company-operated stores and with the Company’s company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2009, 2008 and 2007, total advertising expense was $266.1 million, $297.9 million and $277.0 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company’s customers, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $185.7 million, $215.8 million and $225.2 million for 2009, 2008 and 2007, respectively.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2010

•	In December 2007 the FASB issued SFAS 141 (revised 2007), “Business Combinations” and in April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” both of which were subsequently codified by the FASB under ASC Topic 805 (“Topic 805”). This guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed (including those arising from contingencies) and any

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

noncontrolling interest in the acquiree. Topic 805 requires assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at their acquisition-date fair value (with limited exceptions). If such items are contingent upon future events, Topic 805 requires measurement at acquisition-date fair value only if it can be determined during the prescribed measurement period. If it cannot be determined during the measurement period, the asset acquired or liability assumed may only be recognized if certain criteria are met. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

•	In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which was subsequently codified by the FASB under ASC Subtopic 810-10. In January 2010 the FASB Issued Accounting Standards Update No. 2010-02 “Consolidation,” to amend Subtopic 810-10. Subtopic 810-10 as amended establishes accounting and reporting standards for the noncontrolling interest (previously referred to as “minority interest”) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Subtopic 810-10 also provides guidance on the accounting and reporting to be applied by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity, and provides amendments that affect the accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit for an equity interest in another entity. This new guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard shall be applied prospectively. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In December 2007 the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which was subsequently codified by the FASB under ASC Topic 808-10 (“Topic 808-10”). Topic 808-10 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. This new guidance is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which was subsequently codified by the FASB under ASC Topic 350-30 (“Topic 350”). This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” More specifically, it removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. This standard also requires expanded disclosure related to the determination of intangible asset useful lives. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” which was subsequently codified by the FASB under ASC Topic 860 (“Topic 860”). Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

•	In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was subsequently codified by the FASB as ASC Topic 810 (“Topic 810-10”). Topic 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under Topic 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Topic 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Topic 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Second Quarter of 2010

•	In January 2010 the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

Fourth Quarter of 2010

•	In December 2008 the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which was subsequently codified by the FASB under ASC Topic 715-20-65 (“Topic 715-20-65”). This standard amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“FAS 132(R)”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value methodologies and measurements of plan assets. The Company anticipates that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

First Quarter of 2011

•	In September 2009 the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocation. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

NOTE 2:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) were as follows:

	November 29,	November 30,
	2009	2008
	(Dollars in thousands)

Land	$30,118	$27,864
Buildings and leasehold improvements	380,601	357,203
Machinery and equipment	493,152	473,456
Capitalized internal-use software	158,630	133,593
Construction in progress	32,460	16,759

Subtotal	1,094,961	1,008,875
Accumulated depreciation	(664,891)	(596,967)

PP&E, net	$430,070	$411,908

Depreciation expense for the years ended November 29, 2009, November 30, 2008, and November 25, 2007, was $76.8 million, $78.0 million and $67.5 million, respectively.

Construction in progress at November 29, 2009, and November 30, 2008, primarily related to the installation of various information technology systems and leasehold improvements.

The Company recorded impairment charges of $11.5 million and $16.1 million, in 2009 and 2008, respectively, to reduce the carrying values of certain long-lived assets, primarily in the Americas for leasehold improvements in company-operated stores, to their estimated fair values. The remaining fair values of the impaired stores are not material. The impairment charges were recorded as “Selling, general and administrative expenses” in the Company’s consolidated statements of income.

NOTE 3:	BUSINESS ACQUISITIONS

The impact of the Company’s acquisitions during 2009 on the Company’s results of operations, as if the acquisitions had been completed as of the beginning of the periods presented, is not significant.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The changes in the carrying amount of goodwill by business segment for the years ended November 29, 2009, and November 30, 2008, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 25, 2007	$199,905	$4,063	$2,518	$206,486
Foreign currency fluctuation	—	(1,025)	(798)	(1,823)

Balance, November 30, 2008	$199,905	$3,038	$1,720	$204,663
Additions	7,513	24,427	—	31,940
Foreign currency fluctuation	5	4,615	545	5,165

Balance, November 29, 2009	$207,423	$32,080	$2,265	$241,768

The increase in goodwill in Europe primarily resulted from the Company’s acquisition of a former distributor, which distributes and markets Levi’s® products within the Russian Federation. The Company acquired a 51% ownership interest in the business venture in December 2008, and acquired the remaining 49% in September 2009. Total purchase consideration for the acquisition was approximately $32 million. The Company preliminarily allocated the purchase price to the fair values of the tangible assets and intangible contractual rights acquired and the liabilities assumed at the acquisition date, with the difference of approximately $20 million recorded as goodwill. Cash paid for the acquisition, net of cash acquired, was $20 million.

The increase in goodwill in Europe also reflects the Company’s July 1, 2009, acquisition of a former licensee for a base purchase price of $21 million, plus a purchase price adjustment for the acquired net asset value based on the final balance sheet of the acquired business, estimated at $16 million. The Company preliminarily allocated the purchase price to the fair values of the tangible assets, intangible customer lists and contractual rights acquired, and the liabilities assumed at the acquisition date, with the difference of approximately $4 million recorded as goodwill. During 2009, the Company made payments totaling $16 million, net of cash acquired, in partial payment for this acquisition. The liability for the remaining purchase consideration, which is expected to be paid in the second quarter of 2010, is included in “Other accrued liabilities” on the Company’s consolidated balance sheet.

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

Other intangible assets, net, were as follows:

	November 29, 2009			November 30, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total
	(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,771	$—	$42,771
Amortized intangible assets:
Acquired contractual rights	46,529	(6,019)	40,510	142	(139)	3
Customer lists	22,340	(2,395)	19,945	—	—	—

	$111,612	$(8,414)	$103,198	$42,913	$(139)	$42,774

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The estimated useful lives of the Company’s amortized intangible assets range from two to eight years. For the year ended November 29, 2009, amortization of these intangible assets was $7.8 million. The estimated amortization of these intangible assets, which is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income, in each of the five succeeding fiscal years is approximately $16 million in 2010, $13 million in 2011, $13 million in 2012, $11 million in 2013, and $3 million in 2014.

As of November 29, 2009, there was no impairment to the carrying value of the Company’s goodwill or indefinite lived intangible assets.

NOTE 4:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value.

	November 29, 2009			November 30, 2008
		Fair Value Estimated Using			Fair Value Estimated Using
		Level 1	Level 2		Level 1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$16,855	$16,855	$—	$13,465	$13,465	$—
Forward foreign exchange contracts, net(3)	721	—	721	10,211	—	10,211

Total financial assets carried at fair value	$17,576	$16,855	$721	$23,676	$13,465	$10,211

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$14,519	$—	$14,519	$5,225	$—	$5,225
Interest rate swap, net	1,451	—	1,451	1,454	—	1,454

Total financial liabilities carried at fair value	$15,970	$—	$15,970	$6,679	$—	$6,679

(1)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities. See Note 12 for more information on rabbi trust assets.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and credit default swap prices. For the interest rate swap, for which the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention, inputs include LIBOR forward rates and credit default swap prices.

(3)	The Company’s forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements. These agreements are signed between the Company and each respective financial institution, and permit the net-settlement of forward foreign exchange contracts on a per institution basis.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The following table presents the carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost.

	November 29, 2009		November 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$108,489	$103,618	$179,992	$149,541
U.S. dollar notes	817,824	852,067	818,029	477,583
Euro senior notes	379,935	379,935	329,169	151,900
Senior term loan	323,497	291,163	323,589	204,069
Yen-denominated Eurobonds	232,494	197,448	210,621	86,788
Short-term and other borrowings	19,027	19,027	20,943	20,943

Total financial liabilities carried at adjusted historical cost	$1,881,266	$1,843,258	$1,882,343	$1,090,824

(1)	Fair value estimate incorporates mid-market price quotes.

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

The overall increase in fair value of the Company’s long-term debt as of November 29, 2009, as compared to November 30, 2008, is primarily due to improvements in the capital markets during 2009.

NOTE 5:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk and interest rate risk. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company designates its outstanding Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges to manage foreign currency exposures in its foreign operations. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company does not currently apply hedge accounting to its derivative transactions.

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. Dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company manages the currency risk associated with certain forecasted cash flows periodically and only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk. As of November 29, 2009, the Company had forward foreign exchange contracts to buy $523.5 million and to sell $175.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2010.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The table below provides data about the carrying values of derivative and non-derivative instruments:

	November 29, 2009			November 30, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$1,189	$(468)	$721	$13,522	$(3,311)	$10,211
Forward foreign exchange contracts(2)	5,675	(20,194)	(14,519)	2,766	(7,991)	(5,225)
Interest rate contracts(2)	—	(1,451)	(1,451)	—	(1,454)	(1,454)

Total derivatives not designated as hedging instruments	$6,864	$(22,113)		$16,288	$(12,756)

Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(374,641)		$—	$(324,520)
Yen-denominated Eurobonds(3)	—	(92,684)		—	(83,954)

Total non-derivatives designated as hedging instruments	$—	$(467,325)		$—	$(408,474)

(1)	Included in “Other current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

(3)	Represents the portion of the Yen-denominated Eurobonds that have been designated as a net investment hedge.

The table below provides data about the amount of gains and losses related to derivative and non-derivative instruments designated as net investment hedges included in the “Accumulated other comprehensive income (loss)” (“AOCI”) section of “Stockholders’ deficit” on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

			Gain or (Loss)
	Gain or (Loss)		Recognized in Other Income (Expense), net
	Recognized in AOCI		(Ineffective Portion and Amount
	(Effective Portion)		Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 29,	November 30,	November 29,	November 30,	November 25,
	2009	2008	2009	2008	2007
	(Dollars in thousands)

Forward foreign exchange contracts(1)	$4,637	$4,637	$—	$—	$—
Euro senior notes	(61,570)	(10,870)	—	—	—
Yen-denominated Eurobonds	(23,621)	(14,892)	(13,094)	(14,815)	(6,981)
Cumulative income taxes	31,237	8,828

Total	$(49,317)	$(12,297)

(1)	Realized gains on settled foreign exchange derivatives designated as net investment hedges.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Gain or (Loss) During
	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Forward foreign exchange contracts(1):
Realized	$(50,760)	$53,499	$(16,137)
Unrealized	(18,794)	10,944	(5,934)

Total	$(69,554)	$64,443	$(22,071)

(1)	Recognized in “Other income (expense), net” in the Company’s consolidated statements of income.

NOTE 6:	DEBT

	November 29,	November 30,
	2009	2008
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$179,125
Notes payable, at various rates	—	99

Total secured	108,250	179,224

Unsecured:
8.625% Euro senior notes due 2013	374,641	324,520
Senior term loan due 2014	323,340	323,028
9.75% senior notes due 2015	446,210	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	231,710	209,886

Total unsecured	1,725,901	1,653,644
Less: current maturities	—	(70,875)

Total long-term debt	$1,834,151	$1,761,993

Short-term debt
Short-term borrowings	$18,749	$20,339
Current maturities of long-term debt	—	70,875

Total short-term debt	$18,749	$91,214

Total long-term and short-term debt	$1,852,900	$1,853,207

Senior Revolving Credit Facility

The Company is a party to an amended and restated senior secured credit facility. The facility is an asset-based facility, in which the borrowing availability varies according to the levels of the Company’s domestic accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The Company may make voluntary prepayments of borrowings at

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

any time and must make mandatory prepayments if certain events occur, such as asset sales. Other material terms of the credit facility are discussed below.

Availability, interest and maturity.  The maximum availability under the credit facility is $750.0 million, including a $250.0 million trademark tranche. The trademark tranche amortizes on a quarterly basis based on a straight line two-year amortization schedule to a residual value of 25% of the net orderly liquidation value of the trademarks with no additional repayments required until maturity so long as the remaining amount of the tranche does not exceed such 25% valuation. The trademark tranche will be borrowed on a first dollar drawn basis. As the trademark tranche is repaid, the revolving tranche increases, up to a maximum of $750.0 million when the trademark tranche is repaid in full. The revolving portion of the credit facility initially bears an interest rate of LIBOR plus 150 basis points or base rate plus 25 basis points subject to subsequent adjustments based on availability. The trademark tranche bears an interest rate of LIBOR plus 250 basis points or base rate plus 125 basis points. The credit facility matures on October 11, 2012.

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

Covenants.  The senior secured revolving credit facility contains customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and the Company’s domestic subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; and make changes in the Company’s corporate structure. Some of these covenants are suspended if unused availability exceeds certain minimum thresholds. In addition, a minimum fixed charge coverage ratio of 1.0:1.0 arises when unused availability under the facility is less than $100.0 million. As of November 29, 2009, the Company had sufficient unused availability under the facility to exceed all applicable minimum thresholds. This financial covenant will be discontinued upon repayment in full and termination of the trademark tranche described above and the implementation of an unfunded availability reserve of $50.0 million.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Use of proceeds — Tender offer and redemption of the senior notes due 2012.  In October 2007, the Company borrowed $346.4 million (including all $250.0 million of the trademark tranche) under its senior secured credit facility and used the proceeds plus $220.5 million of cash on hand to prepay $506.2 million of its then-existing senior notes due 2012 plus accrued and unpaid interest, prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses. At November 25, 2007, there were no borrowings outstanding under the revolving tranche of the credit facility as the $96.4 million used above was repaid.

Senior Notes due 2012

On September 19, 2007, the Company commenced a cash tender offer for its remaining $525.0 million aggregate principal amount of its then-existing 12.25% senior notes due 2012. On October 18, 2007, the Company repurchased $506.2 million, or 96.4%, of the aggregate principal amount of the notes outstanding for a total cash consideration of $566.9 million, consisting of the accrued and unpaid interest, prepayment premiums, tender offer consideration, applicable consent payments and other fees and expenses.

On March 25, 2008, the Company redeemed the remaining $18.8 million face amount of the notes, excluding discount, for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and expenses. The total cash consideration was paid using cash on hand.

Euro Notes due 2013

On March 11, 2005, the Company issued €150.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. These notes mature on April 1, 2013, and bear interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1. The notes became redeemable on April 1, 2009, in whole or in part, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. These notes were offered at par. Costs representing underwriting fees and other expenses of $5.3 million are amortized over the term of the notes to interest expense.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Covenant suspension.  If these notes receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries will not be required to comply with specified covenants contained in the indenture. These specified covenants were in effect at November 29, 2009, and will remain so until such time as the Company obtains the required investment grade rating.

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

Use of proceeds — Initial issuance.  The proceeds from the initial issuance in March 2005 were used to repurchase the Company’s then-existing 2008 notes. The remaining proceeds were used to pay a portion of the fees, expenses and premiums payable in connection with the March 2005 offering and 2008 note repurchase.

Use of proceeds — Additional issuance.  The proceeds from the additional issuance of 2013 Euro notes in March 2006, and the issuance of the senior notes due 2016 plus cash on hand were used to prepay the remaining balance of then-existing senior secured term loan of $488.8 million.

Senior Term Loan due 2014

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

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the term loan are comparable to those contained in the indentures governing the Company’s 2013 Euro senior notes described above.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Senior Notes due 2015

Principal, interest and maturity.  On December 22, 2004, the Company issued $450.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on January 15, 2015, and bear interest at 9.75% per annum, payable semi-annually in arrears on January 15 and July 15. Starting on January 15, 2010, the notes became redeemable, in whole or in part, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. Costs representing underwriting fees and other expenses of $10.3 million are amortized over the term of the notes to interest expense.

During the third quarter of 2008, the Company repurchased $3.8 million of these notes on the open market for a net gain of $0.2 million.

Use of proceeds — Repurchase of then-existing senior notes due 2006.  The proceeds from this issuance were used to repurchase and repay all of the Company’s then-existing senior unsecured notes due 2006.

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

Senior Notes due 2016

Principal, interest and maturity.  On March 17, 2006, the Company issued $350.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on April 1, 2016, and bear interest at 8.875% per annum, payable semi-annually in arrears on April 1 and October 1. The Company may redeem these notes, in whole or in part, at any time prior to April 1, 2011, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption and a “make-whole” premium. Starting on April 1, 2011, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. These notes were offered at par. Costs representing underwriting fees and other expenses of $8.0 million are being amortized over the term of the notes to interest expense.

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

Use of proceeds — Prepayment of term loan.  In March 2006, the Company used the proceeds of the additional 2013 Euro notes and the senior notes due 2016 plus cash on hand to prepay the remaining balance of then existing senior secured term loan of $488.8 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Yen-denominated Eurobonds due 2016

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

Principal Payments on Short-term and Long-term Debt

The table below sets forth, as of November 29, 2009, the Company’s required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)

2010	$18,749
2011	—
2012	108,250
2013	374,641
2014	323,340
Thereafter	1,027,920

Total future debt principal payments	$1,852,900

Short-term Credit Lines and Standby Letters of Credit

The Company’s unused lines of credit under its senior secured revolving credit facility totaled $243.9 million at November 29, 2009, as the Company’s total availability of $325.2 million, based on the collateral levels discussed above, was reduced by $81.3 million of letters of credit and other credit usage allocated under the facility, yielding a net availability of $243.9 million. Included in the $81.3 million of letters of credit on November 29, 2009, were $13.6 million of other credit usage and $67.7 million of stand-by letters of credit with various international banks, of which $28.2 million serve as guarantees by the creditor banks to cover U.S. workers’ compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during 2009, 2008 and 2007 was 7.44%, 8.09% and 9.59%, respectively. The weighted-average interest rate on average borrowings

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Dividends and Restrictions

The terms of certain of the indentures relating to the Company’s unsecured notes and its senior secured revolving credit facility agreement contain covenants that restrict the Company’s ability to pay dividends to its stockholders. During 2009 and 2008, the Company paid cash dividends of $20 million and $50 million, respectively. For further information, see Note 15. As of November 29, 2009, and at the time the dividends were paid, the Company met the requirements of its debt instruments. Subsidiaries of the Company that are not wholly-owned subsidiaries (the Company’s Japanese subsidiary was the only such subsidiary at November 29, 2009) are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s senior secured revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

NOTE 7:	GUARANTEES

Guarantees.  See Note 6 regarding guarantees of the Company’s senior secured revolving credit facility.

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

Covenants.  The Company’s long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information see Note 6.

NOTE 8:	EMPLOYEE BENEFIT PLANS

Pension plans.  The Company has several non-contributory defined benefit retirement plans covering eligible employees. Plan assets are invested in a diversified portfolio of securities including stocks, bonds, real estate investment funds, cash equivalents, and alternative investments. Benefits payable under the plans are based on years of service, final average compensation, or both. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations.

Postretirement plans.  The Company maintains several plans that provide postretirement benefits to eligible employees, principally health care, to substantially all U.S. retirees and their qualified dependents. These plans

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

were established with the intention that they would continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund postretirement benefits as claims and premiums are paid.

Changes in the financial markets during 2009, including a decrease in corporate bond yield indices, drove a reduction in the discount rates used to measure the benefit obligations for the Company’s pension and postretirement benefit plans for 2009 as compared to the rates used for the prior year measurement. The reduction in the discount rates is the primary driver of the higher actuarial losses included in the change in benefit obligation for both plans for the fiscal 2009 year-end measurement.

The following tables summarize activity of the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$840,683	$957,693	$151,097	$179,581
Service cost	5,254	6,370	428	590
Interest cost	61,698	61,581	11,042	10,785
Plan participants’ contribution	1,294	1,456	6,431	6,691
Actuarial loss (gain)(1)	195,390	(90,340)	30,569	(17,334)
Net curtailment (gain) loss	(852)	978	2,996	218
Impact of foreign currency changes	16,946	(32,062)	—	—
Plan settlements	(5,787)	(5,127)	—	—
Special termination benefits	78	36	—	—
Benefits paid	(53,439)	(59,902)	(25,798)	(29,434)

Benefit obligation at end of year	$1,061,265	$840,683	$176,765	$151,097

Change in plan assets:
Fair value of plan assets at beginning of year	$601,612	$883,566	$—	$—
Actual return on plan assets(2)	108,388	(213,486)	—	—
Employer contribution	18,051	18,260	19,367	22,743
Plan participants’ contributions	1,294	1,456	6,431	6,691
Plan settlements	(5,787)	(5,127)	—	—
Impact of foreign currency changes	10,889	(23,155)	—	—
Benefits paid	(53,439)	(59,902)	(25,798)	(29,434)

Fair value of plan assets at end of year	681,008	601,612	—	—

Funded status at end of year	$(380,257)	$(239,071)	$(176,765)	$(151,097)

(1)	Actuarial (gains) and losses in the Company’s pension benefit and postretirement benefit plans were driven by changes in discount rate assumptions, primarily for the Company’s U.S. plans.

(2)	Global financial market conditions drove the 2008 decline in fair value of pension plan assets, primarily related to the Company’s U.S. pension plans.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Amounts recognized in the consolidated balance sheets as of November 29, 2009, and November 30, 2008, consist of the following:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(Dollars in thousands)

Prepaid benefit cost	$2,107	$2,337	$—	$—
Accrued benefit liability — current portion	(7,698)	(7,852)	(19,931)	(20,874)
Accrued benefit liability — long-term portion	(374,666)	(233,556)	(156,834)	(130,223)

	$(380,257)	$(239,071)	$(176,765)	$(151,097)

Accumulated other comprehensive income (loss):
Net actuarial loss	$(316,561)	$(207,979)	$(56,707)	$(27,872)
Net prior service benefit (cost)	710	(346)	75,360	117,587

	$(315,851)	$(208,325)	$18,653	$89,715

The accumulated benefit obligation for all defined benefit plans was $1.0 billion and $0.8 billion at November 29, 2009, and November 30, 2008, respectively. Information for the Company’s defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2009	2008
	(Dollars in thousands)

Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$983,057	$795,598
Aggregate fair value of plan assets	621,826	579,918
Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,036,245	$821,326
Aggregate fair value of plan assets	653,881	579,918

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$5,254	$6,370	$7,930	$428	$590	$713
Interest cost	61,698	61,581	58,237	11,042	10,785	10,833
Expected return on plan assets	(42,191)	(62,847)	(60,252)	—	—	—
Amortization of prior service cost (benefit)(1)	792	857	3,614	(39,698)	(41,405)	(45,726)
Amortization of transition asset	—	231	491	—	—	—
Amortization of actuarial loss	17,082	577	6,059	1,734	3,960	4,682
Curtailment loss (gain)(2)	1,176	782	1,188	467	(5,944)	(52,763)
Special termination benefit	78	36	164	—	—	—
Net settlement loss (gain)	1,655	(65)	55	—	—	—

Net periodic benefit cost (income)	45,544	7,522	17,486	(26,027)	(32,014)	(82,261)

Changes in accumulated other comprehensive income (loss) :
Actuarial loss (gain)(3)	127,374	184,375		30,569	(17,334)
Amortization of prior service (cost) benefit	(792)	(857)		39,698	41,405
Amortization of transition asset	—	(231)		—	—
Amortization of actuarial loss	(17,082)	(577)		(1,734)	(3,960)
Curtailment (loss) gain	(1,625)	(83)		2,529	6,162
Net settlement (loss) gain	(360)	214		—	—

Total recognized in accumulated other comprehensive income (loss)	107,515	182,841		71,062	26,273

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$153,059	$190,363		$45,035	$(5,741)

(1)	Postretirement benefits amortization of prior service benefit recognized during each of years 2009, 2008 and 2007, relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	In 2007, the Company entered into a new labor agreement with the union that represents many of its distribution-related employees in North America, which contained a voluntary separation and buyout program. As a result of the voluntary terminations that occurred with this program, the Company remeasured certain pension and postretirement benefit obligations as of July 31, 2007, which resulted in an estimated $31.7 million postretirement benefit curtailment gain, attributable to the accelerated recognition of benefits associated with prior plan changes. Of the total $31.7 million, $27.5 million was recognized during 2007 related to employees that elected the buyout and left the Company. The remaining curtailment gain of $4.2 million was recognized in 2008.

As a result of the 2006 closure of and job reductions related to the Company’s facility in Little Rock, Arkansas, the Company recognized a $54.3 million curtailment gain attributable to the accelerated recognition of prior service benefit associated with prior plan amendments. Of the total $54.3 million, $25.3 million was recognized during 2007 as the related employees terminated.

(3)	Reflects the impact of the changes in the discount rate assumptions for the pension and postretirement benefit plans for 2009, and for 2008, reflects the impact of the substantial decline in the fair value of the pension plan assets in that year.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The estimated net loss and net prior service benefit for the Company’s defined benefit pension and postretirement benefit plans, respectively, that will be amortized from “Accumulated other comprehensive income (loss)” into net periodic benefit cost (income) in 2010 are expected to be a cost of $27 million and a benefit of $24 million, respectively.

Assumptions used in accounting for the Company’s benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	7.5%	6.7%	7.9%	6.4%
Expected long-term rate of return on plan assets	7.2%	7.4%
Rate of compensation increase	4.0%	4.0%
Weighted-average assumptions used to determine benefit obligations:
Discount rate(1)	5.8%	7.5%	5.2%	7.9%
Rate of compensation increase	4.0%	4.0%
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			8.0%	9.0%
Rate trend to which the cost trend is assumed to decline			4.5%	5.0%
Year that rate reaches the ultimate trend rate(2)			2028	2020

(1)	Decline in discount rate driven by changes in the financial markets during 2009, including a decrease in corporate bond yield indices.

(2)	Change as compared to prior year had no significant effect on the total service and interest cost components or on the postretirement benefit obligation.

For the Company’s U.S. benefit plans, the discount rate used in 2009 to determine the present value of the future pension and postretirement plan obligations was based on a yield curve constructed from a portfolio of high quality corporate bonds with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. Prior to 2009, the Company utilized a bond pricing model that was tailored to the attributes of its pension and postretirement plans to determine the appropriate discount rate to use for its U.S. benefit plans. In 2009 and 2008, the Company utilized a variety of country-specific third-party bond indices to determine the appropriate discount rates to use for the benefit plans of its foreign subsidiaries.

The Company bases the overall expected long-term rate of return on assets on anticipated long-term returns of individual asset classes and each pension plans’ target asset allocation strategy based on current economic conditions. For the U.S. pension plans, the expected long-term returns for each asset class are determined through a mean-variance model to estimate 20 year returns for the plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement benefits plans. A one percentage point change in assumed health care cost trend rates would have no significant effect on the total service and interest cost components or on the postretirement benefit obligation.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The allocation of the Company’s consolidated pension plan assets, by asset category was as follows:

	November 29,	November 30,
	2009	2008

Equity securities	46.1%	51.1%
Debt securities	44.2%	44.2%
Real estate and other	9.7%	4.7%

Total	100.0%	100.0%

Consolidated pension plan assets relate primarily to the U.S. pension plans. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets. The Company’s investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective of generating long-term growth in plan assets at a reasonable level of risk. The current target allocation percentages for the Company’s U.S. pension plan assets are 43-47% for equity securities, 43-47% for fixed income securities and 8-12% for real estate and other alternative investments.

The Company’s estimated future benefit payments to participants, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

	Pension	Postretirement
Fiscal year	Benefits	Benefits	Total
	(Dollars in thousands)

2010	$55,520	$22,167	$77,687
2011	53,788	21,841	75,629
2012	56,157	21,317	77,474
2013	56,795	20,559	77,354
2014	57,518	19,695	77,213
2015-2019	318,807	85,991	404,798

The Company’s contributions to its pension plans in 2010 are estimated to be approximately $41.7 million. The Company expects its minimum pension plan funding requirements to increase in future years as a result of the substantial decline in market value of the plan assets in 2008.

The Company estimates Medicare subsidy receipts of approximately $2.2 million, $2.6 million, $2.9 million, $3.3 million, $3.6 million, and $21.5 million in fiscal years ending 2010, 2011, 2012, 2013, 2014 and next five years thereafter, respectively. Accordingly, the Company’s net contributions to its postretirement plans in 2010 are estimated to be approximately $19.9 million.

NOTE 9:	EMPLOYEE INVESTMENT PLANS

The Company maintained two significant employee investment plans as of November 29, 2009. The Employee Savings and Investment Plan of Levi Strauss & Co. (“ESIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible home office employees and U.S. field employees, respectively.

The Company matches 100% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 7.5% of eligible compensation. Under ELTIS, the Company may match 50% of participants’ contributions to all funds maintained under the qualified plan up to the first 10% of eligible compensation. Employees are immediately 100% vested in the Company match. The Company matched eligible employee

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

contributions in ELTIS at 50% for the fiscal years ended November 29, 2009, November 30, 2008, and November 25, 2007. The ESIP includes a profit sharing feature that provides Company contributions of 1.0%-2.5% of home office employee eligible pay if the Company meets its earnings target or exceeds it by 10%. The ELTIS also includes a profit sharing provision with payments made at the sole discretion of the board of directors.

Total amounts charged to expense for the years ended November 29, 2009, November 30, 2008, and November 25, 2007, were $10.0 million, $11.0 million and $10.2 million, respectively.

NOTE 10:	EMPLOYEE INCENTIVE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. The majority of the Company’s employees are eligible for this plan. Total amounts charged to expense for the years ended November 29, 2009, November 30, 2008, and November 25, 2007, were $51.9 million, $41.1 million and $42.4 million, respectively. As of November 29, 2009, and November 30, 2008, the Company had accrued $55.4 million and $44.3 million, respectively, for the AIP.

Long-Term Incentive Plans

2006 Equity incentive plan.  In July 2006, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2006 Equity Incentive Plan (“EIP”). For more information on this plan, see Note 11.

2005 Long-term incentive plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the Company’s target earnings before interest, taxes, depreciation and amortization (“EBITDA”), excluding business restructuring charges, for the three-year period; and (ii) the target compound annual growth rate in the Company’s earnings before interest, taxes, depreciation and amortization over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives. In 2007, additional grants of LTIP awards were made with the same terms as the 2005 grant with the exception of the Company’s target earnings measures. The 2007 grants’ earnings measures are the Company’s three-year cumulative earnings before interest and taxes (“EBIT”), excluding business restructuring charges, and the EBIT compound annual growth rate over the three-year period. In 2008 and 2009, additional grants of LTIP awards were made based on two target measures: net revenue compound annual growth rate and EBIT compound annual growth rate, excluding business restructuring charges, over a three-year period.

The Company recorded expense for the LTIP of $10.2 million, $4.1 million and $5.1 million for the years ended November 29, 2009, November 30, 2008, and November 25, 2007, respectively. As of November 29, 2009, and November 30, 2008, the Company had accrued a total of $15.9 million and $12.7 million, respectively, for the LTIP, of which $7.2 million was recorded in “Accrued salaries, wages and benefits” as of November 30, 2008, and $15.9 million and $5.5 million were recorded in “Long-term employee related benefits” as November 29, 2009, and November 30, 2008, respectively, on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

NOTE 11:	STOCK-BASED INCENTIVE COMPENSATION PLANS

The Company recognized stock-based compensation expense of $9.1 million, $7.3 million and $5.1 million, and related income tax benefits of $3.3 million, $2.8 million and $2.0 million, respectively, for the years ended November 29, 2009, November 30, 2008, and November 25, 2007. As of November 29, 2009, there was $12.1 million of total unrecognized compensation cost related to nonvested awards, which cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

2006 Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan (“EIP”), a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be granted. The EIP also provides for the grant of performance awards in the form of cash or equity. The aggregate number of shares of common stock authorized for issuance under the EIP is 700,000 shares. At November 29, 2009, 693,497 shares remained available for issuance.

Under the EIP, stock awards have a maximum contractual term of ten years and generally must have an exercise price at least equal to the fair market value of the Company’s common stock on the date the award is granted. The Company’s common stock is not listed on any stock exchange. Accordingly, as provided by the EIP, the stock’s fair market value is determined by the Board based upon a valuation performed by Evercore. Awards vest according to terms determined at the time of grant. Unvested stock awards are subject to forfeiture upon termination of employment prior to vesting, but are subject in some cases to early vesting upon specified events, including certain corporate transactions as defined in the EIP or as otherwise determined by the Board in its discretion. Some stock awards are payable in either shares of the Company’s common stock or cash at the discretion of the Board as determined at the time of grant.

Upon the exercise of a SAR, the participant will receive a share of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.

Each recipient’s initial grant of RSUs is converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. Subsequent grants of RSUs provide recipients with the opportunity to make deferral elections regarding when the Company’s common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted to common stock upon vesting. The RSUs additionally have “dividend equivalent rights,” of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

Shares of common stock will be issued from the Company’s authorized but unissued shares. However, all outstanding shares of the Company’s common stock are currently deposited in a voting trust, and consequently, equity holders legally hold “voting trust certificates,” not stock. Therefore, during the effective term of the voting trust, voting trust certificates are issued in lieu of shares of common stock.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Accordingly, the SARs and RSUs are classified as equity awards, and are reported in “Stockholders’ deficit” in the accompanying consolidated balance sheets

Call rights.  Prior to an IPO, the Company also has the right to repurchase shares of its common stock held by a participant (or estate or other beneficiary of a deceased participant, or other permitted transferee) at then-current fair market value (a “call right”). Call rights apply to an award as well as any shares of common stock acquired pursuant to the award. If the award or common stock is transferred to another person, that person is subject to the call right. As with the put rights, call rights may be exercised only with respect to shares of common stock that have been held by a participant for at least six months following their issuance date.

Temporary equity.  Equity-classified awards that may be settled in cash at the option of the holder are presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets include the portion of the intrinsic value of these awards relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the EIP.

SARs.  The Company grants SARs to a small group of the Company’s senior executives. SAR activity during the years ended November 29, 2009, and November 30, 2008, was as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Units	Exercise Price	Contractual Life (Yrs)

Outstanding at November 25, 2007	1,639,856	$48.11
Granted	41,898	50.00
Exercised	—	—
Forfeited	(256,923)	48.12
Expired	(10,122)	42.00

Outstanding at November 30, 2008	1,414,709	48.20	4.8
Granted	471,455	24.90
Exercised	—	—
Forfeited	(173,608)	48.73
Expired	—	—

Outstanding at November 29, 2009	1,712,556	$41.73	4.7

Vested and expected to vest at November 29, 2009	1,626,511	$40.31	4.7

Exercisable at November 29, 2009	1,054,253	$46.15	3.8

The vesting terms of SARs range from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The weighted-average grant date fair value of SARs were estimated using a Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	SARs Granted
	2009	2008	2007

Weighted-average grant date fair value	$11.98	$18.26	$24.79
Weighted-average assumptions:
Expected life (in years)	4.5	4.5	5.5
Expected volatility	59.2%	39.0%	31.8%
Risk-free interest rate	1.9%	2.7%	4.7%
Expected dividend	0.4%	—	—

RSUs.  The Company grants RSUs to certain members of its Board of Directors. RSU unit activity during the years ended November 29, 2009, and November 30, 2008, was as follows:

		Weighted-Average
	Units	Fair Value

Outstanding at November 25, 2007	10,301	$68.00
Granted	27,159	44.50
Converted	—	—
Forfeited	(3,768)	53.05

Outstanding at November 30, 2008	33,692	$50.73

Granted	48,651	25.42
Converted	(6,503)	49.06
Forfeited	—	—

Outstanding, vested and expected to vest at November 29, 2009	75,840	$34.63

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

Total Shareholder Return Plan

In 2008, the Company established the Total Shareholder Return Plan (“TSRP”) as a cash-settled plan under the EIP to provide long-term incentive compensation for the Company’s senior management. The TSRP provides for grants of units that vest over a three-year performance period. Upon vesting of a TSRP unit, the participant will receive a cash payout in an amount equal to the excess of the per share value of the Company’s common stock at the end of the three-year performance period over the per share value at the date of grant. The common stock values used in the determination of the TSRP grants and payouts are approved by the Board based on the Evercore stock valuation. These values do not incorporate any discount related to the illiquid nature of the Company’s stock. Unvested units are subject to forfeiture upon termination of employment, but are subject in some cases to early vesting upon specified events, as defined in the agreement. The TSRP units are classified as liability instruments due to their cash settlement feature and are required to be remeasured to fair value at the end of each reporting period until settlement.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

TSRP activity during the years ended November 29, 2009, and November 30, 2008, was as follows:

			Weighted-Average
		Weighted-Average	Fair Value
	Units	Exercise Price	At Period End

Outstanding at November 25, 2007	—	—
Granted	392,250	$49.77
Exercised	—	—
Forfeited	(25,200)	50.00

Outstanding at November 30, 2008	367,050	$49.76	$7.27

Granted	694,425	24.83
Exercised	—	—
Forfeited	(153,400)	38.94

Outstanding at November 29, 2009	908,075	$32.52	$8.56

Vested and expected to vest at November 29, 2009	664,248	$33.55	$8.19

The weighted-average fair value of TSRPs at November 29, 2009, and November 30, 2008, was estimated using a Black-Scholes option valuation model. The weighted-average assumptions used in the model were as follows

	TSRPs Outstanding at
	November 29,	November 30,
	2009	2008

Weighted-average assumptions:
Expected life (in years)	1.8	2.1
Expected volatility	63.5%	66.8%
Risk-free interest rate	0.6%	1.0%
Expected dividend	2.0%	—

NOTE 12:	LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits was comprised of the following:

	November 29,	November 30,
	2009	2008
	(Dollars in thousands)

Workers’ compensation	$21,185	$28,722
Deferred compensation	58,706	53,023
Non-current portion of liabilities for long-term and stock-based incentive plans	17,617	5,959

Total	$97,508	$87,704

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Workers’ Compensation

The Company maintains a workers’ compensation program in the United States that provides for statutory benefits arising from work-related employee injuries. For the years ended November 29, 2009, November 30, 2008, and November 25, 2007, the Company reduced its self-insurance liabilities for workers’ compensation claims by $8.4 million, $4.3 million and $8.1 million, respectively. The reductions were primarily driven by continuing changes in the Company’s estimated future claims payments as a result of more favorable than projected actual claims development during the year. As of November 29, 2009, and November 30, 2008, the current portions of workers’ compensation liabilities were $2.0 million and $3.0 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Deferred Compensation

Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 29, 2009, and November 30, 2008, these plan liabilities totaled $16.8 million and $12.1 million, respectively, of which $1.6 million and $2.7 million was included in “Accrued salaries, wages and employee benefits” as of November 29, 2009, and November 30, 2008, respectively. The Company held funds of approximately $16.9 million and $13.5 million in an irrevocable grantor’s rabbi trust as of November 29, 2009, and November 30, 2008, respectively, related to this plan.

Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 29, 2009, and November 30, 2008, liabilities for this plan totaled $53.5 million and $57.1 million, respectively, of which $10.0 million and $13.6 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Interest earned by the participants in deferred compensation plans was $10.1 million, $5.0 million and $8.6 million for the years ended November 29, 2009, November 30, 2008, and November 25, 2007, respectively. The charges were included in “Interest expense” in the Company’s consolidated statements of income.

NOTE 13:	RESTRUCTURING LIABILITIES

The following describes the reorganization initiatives, including facility closures and organizational changes, associated with the Company’s restructuring liabilities as of November 29, 2009, November 30, 2008 and November 25, 2007. In the table below, “Severance and employee benefits” relates to items such as severance packages, out-placement services and career counseling for employees affected by the closures and other reorganization initiatives. “Other restructuring costs” primarily relates to lease loss liability and facility closure costs. “Asset impairment” relates to the write-down of assets to their estimated fair value. “Charges” represents the initial charge related to the restructuring activity. “Utilization” consists of payments for severance, employee benefits and other restructuring costs, the effect of foreign exchange differences and asset impairments. “Adjustments” includes revisions of estimates related to severance, employee benefits and other restructuring costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

For the years ended November 29, 2009, November 30, 2008, and November 25, 2007, the Company recognized restructuring charges, net, of $5.2 million, $8.2 million and $14.5 million, respectively. The following tables summarize the restructuring activity for these years and the related restructuring liabilities balances as of November 29, 2009, November 30, 2008, November 25, 2007, and November 26, 2006:

	2009 Restructuring Activities
	Liabilities				Liabilities
	November 30,				November 29,
	2008	Charges	Utilization	Adjustments	2009
	(Dollars in thousands)

2009 reorganization initiatives:(1)
Severance and employee benefits	$—	$3,407	$(3,239)	$(27)	$141
Other restructuring costs	—	224	(150)	—	74
Asset impairment	—	1,325	(1,325)	—	—
Prior reorganization initiatives:(2)
Severance and employee benefits	1,105	2	(839)	(155)	113
Other restructuring costs	4,782	506	(1,693)	(59)	3,536

Total	$5,887	$5,464	$(7,246)	$(241)	$3,864

Current portion	$2,428				$1,410
Long-term portion	3,459				2,454

Total	$5,887				$3,864

(1)	In the first quarter of 2009, the Company decided to close its manufacturing facility in Hungary. This closure resulted in the elimination of the jobs of approximately 549 employees through the fourth quarter of 2009. Charges in 2009 include estimated severance costs and an asset impairment charge reflecting the write-down of building, land and some machinery and equipment to their estimated fair values. The Company does not expect to incur significant additional restructuring charges related to this initiative.

(2)	Prior reorganization initiatives include organizational changes and distribution center closures in 2003-2008, primarily in Europe and the Americas. The restructuring liability at November 29, 2009, of $3.6 million, primarily consists of lease loss liabilities. The Company does not expect to incur significant future additional restructuring charges related to these prior reorganization initiatives.

	2008 Restructuring Activities
	Liabilities				Liabilities
	November 25,				November 30,
	2007	Charges	Utilization	Adjustments	2008
	(Dollars in thousands)

2008 and prior reorganization initiatives	$13,405	$10,110	$(15,766)	$(1,862)	$5,887

Restructuring charges in 2008 relate primarily to severance and employee benefit costs for activities associated with the closure of the Company’s manufacturing facility in the Philippines and distribution facility in Italy and an impairment charge of $4.2 million in association with the Company’s closed distribution center in Heusenstamm, Germany.

	2007 Restructuring Activities
	Liabilities				Liabilities
	November 26,				November 25,
	2006	Charges	Utilization	Adjustments	2007
	(Dollars in thousands)

2007 and prior reorganization initiatives	$20,747	$16,705	$(21,800)	$(2,247)	$13,405

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Restructuring charges in 2007 relate primarily to severance costs and a $9.0 million impairment charge in association with the Company’s closure and intent to sell its distribution center in Heusenstamm, Germany.

NOTE 14:	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 29, 2009, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)

2010	$132,490
2011	129,062
2012	112,111
2013	86,421
2014	68,838
Thereafter	255,481

Total future minimum lease payments	$784,403

The amounts shown have not been reduced by estimated future income of $7.8 million from non-cancelable subleases and have not been increased by estimated future operating expense and property tax escalations. The amounts shown include amounts payable under leases affected by the Company’s reorganization initiatives described in Note 13.

During 2009, the Company signed a 10-year extension for its San Francisco headquarters lease. The lease, previously scheduled to expire in 2012, will now expire in 2022, and includes five additional 10-year renewal options and one 7-year renewal option. The annual rent during the additional ten years ranges from $10 million to $13 million.

In general, leases relating to real estate include renewal options of up to approximately 27 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 57 years. Some leases contain escalation clauses relating to increases in operating costs. One operating lease provides the Company with an option to purchase the property after the current lease term at the then prevailing market value. Rental expense for the years ended November 29, 2009, November 30, 2008, and November 25, 2007, was $151.8 million, $128.2 million and $110.5 million, respectively.

Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Please see Note 5 for additional information.

Other Contingencies

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

NOTE 15:	DIVIDEND PAYMENT

In the second quarter of 2009 and 2008, the Company paid cash dividends of $20 million and $50 million, respectively. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the board of directors depending upon, among other factors, our financial condition and if the Company is in compliance with the terms of our debt agreements. The dividend payments resulted in a decrease to “Additional paid-in capital” as the Company is in an accumulated deficit position.

NOTE 16:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is summarized below:

		Translation Adjustments			Unrealized
	Pension and	Net	Foreign	Cash	Gain (Loss) on
	Postretirement	Investment	Currency	Flow	Marketable
	Benefits	Hedges	Translation	Hedges	Securities(5)	Totals
	(Dollars in thousands)

Accumulated other comprehensive income (loss) at November 26, 2006	$(88,176)	$(6,407)	$(30,359)	$(1,369)	$1,532	$(124,779)

Gross changes(1)	128,635	(48,258)	21,542	2,255	(2,325)	101,849
Tax	(47,837)	18,831	(12,856)	(863)	891	(41,834)

Other comprehensive income (loss), net of tax	80,798	(29,427)	8,686	1,392	(1,434)	60,015

Adjustment to initially apply ASC Topic No. 715-20(2)	72,805					72,805

Accumulated other comprehensive income (loss) at November 25, 2007	65,427	(35,834)	(21,673)	23	98	8,041

Gross changes(3)	(209,114)	38,369	(26,395)	(37)	(6,691)	(203,868)
Tax	75,526	(14,832)	4,592	14	2,612	67,912

Other comprehensive income (loss), net of tax	(133,588)	23,537	(21,803)	(23)	(4,079)	(135,956)

Accumulated other comprehensive income (loss) at November 30, 2008	(68,161)	(12,297)	(43,476)	—	(3,981)	(127,915)

Gross changes(4)	(178,577)	(59,429)	21,550	—	3,178	(213,278)
Tax	69,858	22,409	331	—	(1,272)	91,326

Other comprehensive income (loss), net of tax	(108,719)	(37,020)	21,881	—	1,906	(121,952)

Accumulated other comprehensive income (loss) at November 29, 2009	$(176,880)	$(49,317)	$(21,595)	$—	$(2,075)	$(249,867)

(1)	Amounts in 2007 primarily reflect the impact to the minimum pension liability resulting from the remeasurement of certain pension obligations resulting from the Little Rock, Arkansas, facility closure and the voluntary terminations associated with the 2007 labor agreement.

(2)	Reflects the Company’s adoption of ASC Topic No. 715-20 in 2008, which required recognition of the funded status of pension plans and other postretirement benefit plans on the consolidated balance sheet and to measure plan assets and the benefit obligations as of the balance sheet date.

(3)	Pension and postretirement benefit amounts in 2008 primarily resulted from the actuarial loss recorded in conjunction with the 2008 year-end remeasurement of pension benefit obligations, and was primarily driven by reductions in the fair value of the pension plan assets. See Note 8 for more information.

(4)	Pension and postretirement benefit amounts in 2009 primarily resulted from the actuarial loss recorded in conjunction with the 2009 year-end remeasurement of pension and postretirement benefit obligations, and was primarily due to a decline in discount rates driven by changes in the financial markets during 2009, including a decrease in corporate bond yield indices. See Note 8 for more information.

(5)	Reflects unrealized loss on rabbi trust assets. See Note 12 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

NOTE 17:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net” in the Company’s consolidated statements of income:

	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Foreign exchange management (losses) gains(1)	$(69,554)	$64,443	$(22,071)
Foreign currency transaction gains (losses)(2)	25,651	(71,752)	20,608
Interest income	2,537	5,167	12,434
Minority interest	1,163	(1,097)	(909)
Other	1,921	1,839	4,076

Total other income (expense), net	$(38,282)	$(1,400)	$14,138

(1)	Foreign exchange management losses and gains reflect the impact of foreign currency fluctuation on the Company’s forward foreign exchange contracts. Losses in 2009 were primarily driven by the weakening of the U.S. Dollar against the Euro and the Australian Dollar relative to the contracted rates. Gains in 2008 were primarily driven by the appreciation of the U.S. Dollar against the Euro and the Swedish Krona relative to the contracted rates.

(2)	Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company’s foreign currency denominated balances. Gains in 2009 were primarily driven by the appreciation of various foreign currencies against the U.S. Dollar. Losses in 2008 were primarily driven by the weakening of the U.S. Dollar against the Japanese Yen.

NOTE 18:	INCOME TAXES

The Company’s income tax (benefit) expense was $39.2 million, $138.9 million and $(84.8) million for fiscal years 2009, 2008 and 2007, respectively. The Company’s effective tax rate was 20.5%, 37.7% and (22.6)% for fiscal years 2009, 2008 and 2007, respectively.

The 2009 decrease in income tax expense and effective tax rate as compared to 2008 was primarily driven by the reduction in income before income taxes and a $33.2 million tax benefit relating to the expected reversal of basis differences, consisting primarily of undistributed earnings, in investments in certain foreign subsidiaries. During the fourth quarter of 2009, the Company adopted specific plans to remit the prior undistributed earnings of certain foreign subsidiaries, which were previously considered permanently reinvested. As a result of the planned distribution, the Company recognized a deferred tax asset and a corresponding tax benefit of $33.2 million, for the foreign tax credits in excess of the associated U.S. income tax liability that are expected to become available upon the planned distribution.

The increase in income tax expense and the effective tax rate for 2008 as compared to 2007 was mostly attributable to the recognition in 2007 of a tax benefit resulting from a non-recurring reversal of valuation allowances against the Company’s deferred tax assets for foreign tax credit carryforwards, primarily reflecting the Company’s expectations about future recoverability due to improvements in business performance and developments in the IRS examination of the 2000-2002 U.S. federal corporate income tax returns. In connection with the IRS examination, during the fourth quarter of 2007, the Company agreed to an adjustment relating to the prepayment of royalties from its European affiliates which, along with current year operating income, contributed to the full utilization of the Company’s U.S. federal net operating loss carryforward as of November 25, 2007. This net operating loss carryforward had been a significant piece of negative evidence that impaired the Company’s ability to utilize foreign tax credits in prior periods. As a result of these developments, during the fourth quarter of 2007, the Company concluded it was more likely than not its foreign tax credits will be utilized prior to expiration resulting in a reduction in tax expense of $215.3 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Domestic	$47,155	$196,879	$210,770
Foreign	143,933	171,290	164,856

Total income before income taxes	$191,088	$368,169	$375,626

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

U.S. Federal
Current	$17,949	$10,333	$15,292
Deferred	(11,866)	77,706	(156,647)

	6,083	88,039	(141,355)

U.S. State
Current	5,361	2,322	3,676
Deferred	5,077	6,507	745

	10,438	8,829	4,421

Foreign
Current	21,031	50,402	46,352
Deferred	1,661	(8,386)	5,823

	22,692	42,016	52,175

Consolidated
Current	44,341	63,057	65,320
Deferred	(5,128)	75,827	(150,079)

Total income tax expense (benefit)	$39,213	$138,884	$(84,759)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The Company’s income tax (benefit) expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 29,		November 30,		November 25,
	2009		2008		2007
	(Dollars in thousands)

Income tax expense at U.S. federal statutory rate	$66,881	35.0%	$128,859	35.0%	$131,470	35.0%
State income taxes, net of U.S. federal impact	6,976	3.7%	6,248	1.7%	2,354	0.6%
Change in valuation allowance	4,090	2.1%	(1,768)	(0.5)%	(206,830)	(55.1)%
Impact of foreign operations	(38,703)	(20.3)%	3,647	1.0%	(21,946)	(5.8)%
Reassessment of tax liabilities due to change in estimate	(917)	(0.5)%	1,533	0.4%	10,813	2.9%
Other, including non-deductible expenses	886	0.5%	365	0.1%	(620)	(0.2)%

Total	$39,213	20.5%	$138,884	37.7%	$(84,759)	(22.6)%

State income taxes, net of U.S. federal impact.  This item primarily reflects the current and deferred state income tax expense, net of related federal benefit. The increase in this item as compared to 2008 is primarily driven by a reduction in net state deferred tax assets resulting from remeasurement at a lower blended tax rate, primarily due to recently enacted legislation in the State of California.

The increase in this item in 2008 as compared to 2007 was primarily due to the recognition in 2007 of a tax benefit of $6.3 million resulting from the Company’s election to change the filing methodology of its California state income tax return.

Change in valuation allowance.  This item relates to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. The following table details the changes in valuation allowance during the year ended November 29, 2009:

	Valuation			Valuation
	Allowance at	Changes in Related		Allowance at
	November 30,	Gross Deferred Tax	Charge /	November 29,
	2008	Asset	(Release)	2009
		(Dollars in thousands)

U.S. state net operating loss carryforwards	$1,837	$223	$—	$2,060
Foreign net operating loss carryforwards and other foreign deferred tax assets	56,856	9,980	4,090	70,926

	$58,693	$10,203	$4,090	$72,986

In 2009, the $4.1 million increase primarily relates to the recognition of a valuation allowance to offset deferred tax assets for foreign tax loss carryforwards in certain foreign jurisdictions where the Company believes that it is more likely that these losses will expire unused.

In 2008, the $1.8 million release of valuation allowance was primarily due to changes in judgment regarding the recoverability of certain foreign deferred tax assets as a result of business improvements in certain jurisdictions outside the United States.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

In 2007, the $206.8 million net release of valuation allowance was driven by a reversal of $215.3 million relating to foreign tax credit carryforwards, partially offset by a net charge of $8.5 million primarily relating to foreign net operating loss carryforwards and other foreign deferred tax assets.

Impact of foreign operations.  The $38.7 million benefit in 2009 was primarily driven by a $33.2 million tax benefit arising from the expected reversal of basis differences in certain foreign subsidiaries as described above.

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

The Company’s deferred tax assets and deferred tax liabilities were as follows:

	November 29,	November 30,
	2009	2008
	(Dollars in thousands)

Deferred tax assets (liabilities):
Basis differences in foreign subsidiaries	$33,218	$—
Foreign tax credit carryforwards	136,591	246,021
State net operating loss carryforwards	12,251	14,296
Foreign net operating loss carryforwards	89,931	77,705
Employee compensation and benefit plans	288,741	238,939
Prepaid royalties	85,073	—
Restructuring and special charges	15,558	14,370
Sales returns and allowances	31,621	34,494
Inventory	6,719	4,680
Property, plant and equipment	18,516	13,562
Unrealized gains/losses on investments	32,466	10,058
Other	59,335	44,760

Total gross deferred tax assets	810,020	698,885
Less: Valuation allowance	(72,986)	(58,693)

Total net deferred tax assets	$737,034	$640,192

Current
Deferred tax assets	$139,811	$115,954
Valuation allowance	(4,303)	(1,831)

Total current deferred tax assets	$135,508	$114,123

Long-term
Deferred tax assets	$670,209	$582,931
Valuation allowance	(68,683)	(56,862)

Total long-term deferred tax assets	$601,526	$526,069

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Basis differences in foreign subsidiaries.  The Company recognizes deferred taxes with respect to basis differences in its investments in foreign subsidiaries that are expected to reverse in the foreseeable future. These basis differences exist primarily due to undistributed foreign earnings. During the fourth quarter of 2009, management changed its permanent reinvestment assertion with respect to the undistributed earnings of certain foreign subsidiaries as specific plans were adopted to distribute these earnings. Accordingly, as of November 29, 2009, the Company recognized a $33.2 million deferred tax asset for the foreign tax credits that would become available in excess of the associated U.S. federal income tax liability relating to the planned distribution.

Foreign tax credit carryforwards.  As of November 29, 2009, the Company had a gross deferred tax asset for foreign tax credit carryforwards of $136.6 million. This asset decreased from $246.0 million in the prior year period primarily due to the utilization of foreign tax credits in the 2009 U.S. federal income tax return resulting from the receipt in 2009 of $229.1 million of advanced royalty payments described more fully below. The foreign tax credit carryforward of $136.6 million existing at November 29, 2009, is subject to expiration from 2012 to 2017, if not utilized.

State net operating loss carryforwards.  As of November 29, 2009, the Company had a gross deferred tax asset of $12.3 million for state net operating loss carryforwards of approximately $249.2 million, partially offset by a valuation allowance of $2.1 million to reduce this gross asset to the amount that will more likely than not be realized. These loss carryforwards are subject to expiration from 2010 to 2029, if not utilized.

Foreign net operating loss carryforwards.  As of November 29, 2009, cumulative foreign operating losses of $323.2 million generated by the Company were available to reduce future taxable income. Approximately $181.8 million of these operating losses expire between the years 2011 and 2020. The remaining $141.4 million are available as indefinite carryforwards under applicable tax law. The gross deferred tax asset for the cumulative foreign operating losses of $89.9 million is partially offset by a valuation allowance of $69.7 million to reduce this gross asset to the amount that will more likely than not be realized.

Prepaid royalties.  During the fourth quarter of 2009, the Company accelerated the payment of $229.1 million of royalties from its European operations and included this amount in its U.S. federal income tax return. This prepayment resulted in the recognition of a deferred tax asset of $85.1 million.

Uncertain income tax positions.  As of November 29, 2009, the Company’s total gross amount of unrecognized tax benefits was $160.5 million, of which $92.0 million would impact the Company’s effective tax rate, if recognized. As of November 30, 2008, the Company’s total amount of unrecognized tax benefits was $167.2 million, of which $104.6 million would impact the Company’s effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due to the resolution of transfer pricing agreements with certain foreign tax jurisdictions. These agreements were consistent with management’s expectations in prior periods and have not materially impacted the Company’s effective income tax rate or its income tax provision in the current year.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

The following table reflects the changes to the Company’s unrecognized tax benefits for the year ended November 29, 2009 and November 30, 2008:

(Dollars in thousands)

Gross unrecognized tax benefits as of November 26, 2007 (Adoption date of relevant guidance in ASC 740)	$178,417
Increases related to current year tax positions	7,515
Increases related to tax positions from prior years	4,227
Decreases related to tax positions from prior years	(10,518)
Settlement with tax authorities	(1,290)
Lapses of statutes of limitation	(2,963)
Other, including foreign currency translation	(8,213)

Gross unrecognized tax benefits as of November 30, 2008	167,175

Increases related to current year tax positions	11,188
Increases related to tax positions from prior years	8,222
Decreases related to tax positions from prior years	(2,804)
Settlement with tax authorities	(16,363)
Lapses of statutes of limitation	(7,344)
Other, including foreign currency translation	464

Gross unrecognized tax benefits as of November 29, 2009	$160,538

The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by as much as $100.2 million within the next twelve months, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether the Company will realize any significant income tax benefit upon the resolution of this claim.

As of November 29, 2009 and November 30, 2008, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $16.8 million and $15.6 million, respectively.

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The IRS examination of the Company’s 2003-2005 U.S. federal income tax returns is still in progress during 2009. The following table summarizes the tax years that are either currently under audit or

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years

U.S. federal	2003-2009
California	1986-2009
Belgium	2007-2009
United Kingdom	2007-2009
Spain	2005-2009
Mexico	2004-2009
Canada	2003-2009
Hong Kong	2003-2009
Italy	2004-2009
France	2006-2009
Turkey	2005-2009
Japan	2004-2009

NOTE 19:	RELATED PARTIES

Directors

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2009, 2008 and 2007, the Company donated $5.5 million, $14.8 million and $0.7 million, respectively, to the Levi Strauss Foundation.

Stephen C. Neal, a director, is chairman of the law firm Cooley Godward Kronish LLP. The firm provided legal services to the Company in 2009 and to the Company and Human Resources Committee of the Company’s Board of Directors in 2008 and 2007, for which the Company paid fees of approximately $0.6 million, $0.2 million and $0.2 million, respectively.

Vanessa J. Castagna, a director of the Company since October 2007, is a former employee of Mervyns LLC, a position she left in February 2007. The Company had net sales to Mervyns LLC in the amount of approximately $144 million from the beginning of fiscal 2006 through the first quarter of 2007, after which Ms. Castagna was no longer an employee of Mervyns LLC.

NOTE 20:	BUSINESS SEGMENT INFORMATION

The Company manages its business according to three regional segments: the Americas, Europe and Asia Pacific. Each regional segment is managed by a senior executive who reports directly to the chief operating decision maker: the Company’s chief executive officer. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income. The Company reports net trade receivables and inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

Business segment information for the Company was as follows:

	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Net revenues:
Americas	$2,357,662	$2,476,370	$2,581,271
Europe	1,042,131	1,195,596	1,099,674
Asia Pacific	705,973	728,948	681,154
Corporate	—	—	(1,170)

Total net revenues	$4,105,766	$4,400,914	$4,360,929

Operating income:
Americas	$346,329	$346,855	$403,252
Europe	154,839	257,941	236,904
Asia Pacific	90,967	99,526	95,262

Regional operating income	592,135	704,322	735,418
Corporate:
Restructuring charges, net	5,224	8,248	14,458
Postretirement benefit plan curtailment gains	467	(5,944)	(52,763)
Other corporate staff costs and expenses	208,356	176,946	132,682

Corporate expenses	214,047	179,250	94,377

Total operating income	378,088	525,072	641,041
Interest expense	(148,718)	(154,086)	(215,715)
Loss on early extinguishment of debt	—	(1,417)	(63,838)
Other income (expense), net	(38,282)	(1,400)	14,138

Income before income taxes	$191,088	$368,169	$375,626

	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Depreciation and amortization expense:
Americas	$44,492	$41,580	$33,238
Europe	21,599	18,250	19,315
Asia Pacific	11,238	11,227	7,833
Corporate	7,274	6,926	7,128

Total depreciation and amortization expense	$84,603	$77,983	$67,514

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

	November 29, 2009
			Asia		Consolidated
	Americas	Europe	Pacific	Unallocated	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$312,110	$134,428	$87,416	$18,298	$552,252
Inventories	208,859	150,639	90,181	1,593	451,272
All other assets	—	—	—	1,985,857	1,985,857

Total assets					$2,989,381

	November 30, 2008
			Asia		Consolidated
	Americas	Europe	Pacific	Unallocated	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$309,904	$132,328	$83,538	$20,704	$546,474
Inventories	277,910	159,861	105,379	(476)	542,674
All other assets	—	—	—	1,687,727	1,687,727

Total assets					$2,776,875

Geographic information for the Company was as follows:

	Year Ended
	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Net revenues:
United States	$2,107,055	$2,197,968	$2,321,561
Foreign countries	1,998,711	2,202,946	2,039,368

Total net revenues	$4,105,766	$4,400,914	$4,360,929

	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Deferred tax assets:
United States	$677,245	$578,653	$585,182
Foreign countries	59,789	61,539	59,126

Total deferred tax assets	$737,034	$640,192	$644,308

	November 29,	November 30,	November 25,
	2009	2008	2007
	(Dollars in thousands)

Long-lived assets:
United States	$270,344	$273,761	$300,513
Foreign countries	181,023	155,836	164,642

Total long-lived assets	$451,367	$429,597	$465,155

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 29, 2009, NOVEMBER 30, 2008, AND NOVEMBER 25, 2007

NOTE 21:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2009 and 2008.

	First	Second	Third	Fourth
Year Ended November 29, 2009	Quarter	Quarter	Quarter	Quarter
		(Dollars in thousands)

Net sales	$931,254	$886,519	$1,021,829	$1,183,252
Licensing revenue	20,210	17,999	18,571	26,132

Net revenues	951,464	904,518	1,040,400	1,209,384
Cost of goods sold	506,343	489,141	545,985	590,892

Gross profit	445,121	415,377	494,415	618,492
Selling, general and administrative expenses	336,720	357,889	394,838	500,646
Restructuring charges, net of reversals	2,361	1,379	1,203	281

Operating income	106,040	56,109	98,374	117,565
Interest expense	(34,690)	(40,027)	(37,931)	(36,070)
Other income (expense), net	3,068	(20,476)	(6,393)	(14,481)

Income before taxes	74,418	(4,394)	54,050	67,014
Income tax expense (benefit)	26,349	(266)	13,347	(217)

Net income (loss)	$48,069	$(4,128)	$40,703	$67,231

	First	Second	Third	Fourth
Year Ended November 30, 2008	Quarter	Quarter	Quarter	Quarter
		(Dollars in thousands)

Net sales	$1,060,920	$915,090	$1,088,384	$1,238,681
Licensing revenue	21,948	21,247	22,409	32,235

Net revenues	1,082,868	936,337	1,110,793	1,270,916
Cost of goods sold	537,669	498,938	578,294	646,211

Gross profit	545,199	437,399	532,499	624,705
Selling, general and administrative expenses	356,431	385,484	385,262	479,305
Restructuring charges, net of reversals	2,222	156	3,344	2,526

Operating income	186,546	51,759	143,893	142,874
Interest expense	(40,680)	(41,070)	(37,305)	(35,031)
Loss on early extinguishment of debt	(30)	(1,488)	101	—
Other income (expense), net	3,909	(8,108)	14,216	(11,417)

Income before taxes	149,745	1,093	120,905	96,426
Income tax expense	52,638	392	51,740	34,114

Net income	$97,107	$701	$69,165	$62,312

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

As of November 29, 2009, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at November 29, 2009, our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 29, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

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

Item 9B.	OTHER INFORMATION

On February 4, 2010, the Board of Directors appointed Richard L. Kauffman as its Chairman. Mr. Kauffman had been Interim Chairman since December 3, 2009. He is also a member of the Board’s Audit Committee and Chairman of the Board’s Finance Committee.

As Chairman, Mr. Kauffman will be eligible to receive an annual retainer in the amount of $200,000, 50% of which is to be paid in cash and 50% of which is to be paid in the form of restricted stock units (“RSUs”), resulting in an initial Chairman RSU grant of 1,142 RSUs. In addition, he will receive an office and related administrative support. He is also eligible to receive the standard non-employee director compensation, which consists of an annual cash retainer fee of $100,000 and annual equity award based on a fixed dollar grant value of $100,000, as well as an annual $10,000 retainer fee as Chair of the Finance Committee for as long as he retains that position.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following provides information about our directors and executive officers as of February 4, 2010.

Name	Age	Position

Richard L. Kauffman(2)(3)	54	Chairman of the Board of Directors
R. John Anderson	58	Director, President and Chief Executive Officer
Robert D. Haas(1)(2)	67	Director, Chairman Emeritus
Vanessa J. Castagna(1)(4)	60	Director
Peter A. Georgescu(3)(4)	70	Director
Peter E. Haas Jr.(1)(4)	62	Director
Leon J. Level(2)(3)	69	Director
Stephen C. Neal(2)(4)	60	Director
Patricia Salas Pineda(1)(4)	58	Director
Beng (Aaron) Keong Boey	48	Senior Vice President and President, Levi Strauss Asia Pacific
Armin Broger	48	Senior Vice President and President, Levi Strauss Europe
Robert L. Hanson	46	Senior Vice President and President, Levi Strauss Americas
Blake Jorgensen	50	Executive Vice President and Chief Financial Officer
Jaime Cohen Szulc	47	Senior Vice President and Chief Marketing Officer

(1)	Member, Human Resources Committee.

(2)	Member, Finance Committee.

(3)	Member, Audit Committee.

(4)	Member, Nominating and Governance Committee.

Members of the Haas family are descendants of the family of our founder, Levi Strauss. Peter E. Haas Jr. is a cousin of Robert D. Haas.

Richard L. Kauffman, a director since October 1, 2008, was Interim Chairman as of December 3, 2009, and became Chairman of the Board on February 4, 2010. Mr. Kauffman is currently the Chief Executive Officer and President of Good Energies, Inc. a global investment firm focusing on renewable energy and energy efficiencies, a position he has held since 2006. Previously, Mr. Kauffman was a Managing Director of Goldman Sachs, where he also held positions as the chairman of the Global Financing Group and a member of the firm’s Partnership Committee, Commitments Committee and Investment Banking Division Operating Committee. Before joining Goldman Sachs in 2004, he was a vice chairman of Morgan Stanley’s Institutional Securities Business and co-head of its Banking Department and, prior to that, vice chairman and a member of the European Executive Committee of Morgan Stanley International since 1993. Mr. Kauffman is also currently a director of Q-Cells AG, and sits on the boards of several nonprofit organizations, including The Brookings Institution.

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

Vanessa J. Castagna, a director since 2007, led Mervyns LLC department stores as its executive chairwoman of the board from 2005 until early 2007. Prior to Mervyns LLC, Ms. Castagna served as chairman and chief executive officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as chief operating officer, and was both president and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001. Ms. Castagna is currently a director of SpeedFC and Carter’s Inc.

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

Leon J. Level, a director since 2005, is a former Chief Financial Officer and director of Computer Sciences Corporation, a leading global information technology services company. Mr. Level held ascending and varied financial management and executive positions at Computer Sciences Corporation from 1989 to 2006 and previously at Unisys Corporation (Corporate Vice President, Treasurer and Chairman of Unisys Finance Corporation), Burroughs Corporation (Vice President, Treasurer), The Bendix Corporation (Executive Director and Assistant Corporate Controller) and Deloitte, Haskins & Sells (now Deloitte & Touche). Mr. Level is also currently a director of UTi Worldwide Inc.

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

Patricia Salas Pineda, a director since 1991, is currently Group Vice President, National Philanthropy and the Toyota USA Foundation for Toyota Motor North America, Inc., an affiliate of one of the world’s largest automotive firms. Ms. Pineda joined Toyota Motor North America, Inc. in September 2004 as Group Vice President of Corporate Communications and General Counsel. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. with which she was associated since 1984. She is currently a director of the Congressional Hispanic Caucus Institute and a member of the board of advisors of Catalyst.

Beng (Aaron) Keong Boey became Senior Vice President and President, Levi Strauss Asia Pacific in February 2009 after serving as interim president since October 2008. Previously, Mr. Boey was Regional Managing Director in our Asia Pacific business from 2005. Prior to joining LS&Co., Mr. Boey was Regional Managing Director for Jacuzzi, Inc. from 2003 until he joined us.

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

Blake Jorgensen, joined us as Executive Vice President and Chief Financial Officer in July 2009. Prior to joining us, Mr. Jorgensen was Chief Financial Officer of Yahoo! Inc., an internet services company from June 2007 to June 2009. Prior to joining Yahoo!, Mr. Jorgensen was the Chief Operating Officer and Co-Director of Investment Banking at Thomas Weisel Partners, which he co-founded in 1998. From December 1998 to January 2002, Mr. Jorgensen served as a Partner and Director of Private Placement at Thomas Weisel Partners. From December 1996 to September 1998, Mr. Jorgensen was a Managing Director and Chief of Staff for the CEO and Executive Committee of Montgomery Securities and a Principal in the Corporate Finance Department of Montgomery Securities. Previously, Mr. Jorgensen worked as a management consultant at MAC Group/Gemini Consulting and Marakon Associates.

Jaime Cohen Szulc joined us as Chief Marketing Officer on August 31, 2009. He was previously employed by the Eastman Kodak Company in a variety of roles starting in 1998, including Managing Director, Global Customer Operations and Chief Operating Officer for the Consumer Digital Group; Chairman, Eastman Kodak S.A., General Manager of the Consumer Digital, Film and Photofinishing Groups, and Corporate Vice President, EAME Region; and General Manager, Consumer and Professional Imaging and Digital and Film Imaging Systems divisions, and Corporate Vice President, Americas Region.

Our Board of Directors

Our board of directors currently has nine members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class III (Mr. Anderson and Ms. Pineda) will end at our annual stockholders’ meeting in 2010. The term for directors in Class I (Mr. Georgescu, Mr. R.D. Haas, Mr. Level and Mr. Neal) will end at our annual stockholders’ meeting in 2011. The term for directors in Class II (Ms. Castagna, Mr. P. E. Haas Jr. and Mr. Kauffman) will end at our annual stockholders’ meeting in 2012.

Committees.  Our board of directors has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held seven meetings during 2009.

—  Members: Mr. Level (Chair), Mr. Georgescu and Mr. Kauffman.

Mr. Level is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The finance committee held five meetings in 2009 and otherwise acted by unanimous written consent.

—  Members: Mr. Kauffman (Chair), Mr. R.D. Haas, Mr. Level and Mr. Neal.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The human resources committee held three meetings in 2009.

—  Members: Ms. Pineda (Chair), Ms. Castagna, Mr. P.E. Haas Jr. and Mr. R.D. Haas.

•	Nominating and Governance. Our nominating and governance committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The nominating and governance committee held one meeting in 2009.

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

Competitive peer group

In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee references data provided by Hewitt Associates concerning 31 peer companies in the consumer products, apparel and retail industry segments. The HR Committee also references data from the Apparel Industry & Footwear Compensation Survey published by Salary.com for commercial positions. The peer group is representative of the types of companies LS&Co. competes with for executive talent, which is the primary consideration for inclusion in the peer group. Revenue size and other financial measures, such as cash flow and profit margin, are secondary considerations in selecting the peer companies.

The peer group used in establishing our named executive officers’ 2009 compensation packages was:

Company Name

Abercrombie & Fitch Co.	LVMH Moët Hennessy Louis Vuitton Inc
Alberto-Culver Company	Mattel, Inc.
AnnTaylor Stores Corporation	The Neiman-Marcus Group, Inc.
Avon Products, Inc.	NIKE, Inc.
The Bon-Ton Stores, Inc.	Nordstrom, Inc.
Charming Shoppes, Inc.	Pacific Sunwear of California, Inc.
The Clorox Company	J.C. Penney Company, Inc.
Colgate-Palmolive Company	Phillips-Van Heusen Corporation
Eddie Bauer Holdings, Inc.	Retail Ventures, Inc.
The Gap, Inc.	Revlon Inc.
General Mills, Inc.	Sara Lee Corporation
Hasbro, Inc.	The Timberland Company
Kellogg Company	Whirlpool Corporation
Kimberly-Clark Corporation	Williams-Sonoma, Inc.
Kohl’s Corporation	Yum! Brands Inc.
Limited Brands, Inc.

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

Ms. Manes served as the Company’s Interim Chief Financial Officer, until July 2009 when Blake Jorgensen joined the Company as the new Chief Financial Officer, while also continuing in her role as Vice President, Controller. As such, the compensation guidelines and procedures established for our named executive officers as described here did not apply to her during the interim period. Her compensation continues to be managed in a manner consistent with the guidelines for all other vice president and director level employees.

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

Role of executives and third parties in compensation decisions

Hewitt Associates acts as the HR Committee’s independent consultant and as such, advises the HR Committee on industry standards and competitive compensation practices, as well as on the Company’s specific executive compensation practices. In 2009, Hewitt Associates also contracted separately with the Company to provide consulting services relating to the strategic transformation of the human resources function.

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

Base Salary

The objective of base salary is to provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience and performance. The HR Committee targets base salaries for each position near the median (50th percentile) of the peer group. However, the peer group data serves as a general guideline only and the HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each individual. Therefore, the final salary may not be at the median of the peer group. Merit increases for the named executive officers are considered by the HR Committee on an annual basis and are based on the executive’s individual performance against planned objectives and his or her base salary relative to the median of that paid to similar executives by the peer group. Due to economic and business challenges, no merit increases were awarded to the named executive officers for the 2009 fiscal year. However, Ms. Manes received a salary increase for the period she was in the interim CFO role.

Annual Incentive Plan

Our Annual Incentive Plan (“AIP”) provides the named executive officers, and other eligible employees, an opportunity to share in the success that they help create. The AIP encourages the achievement of our internal annual business goals and rewards Company, business unit and individual performance against those annual objectives. The alignment of AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives.

Performance measures

Our priorities for 2009 were to strengthen our business in a challenging global economy and position the Company to return to long-term profitable growth. Our 2009 AIP goals were aligned with these key priorities through three performance measures:

•	Earnings before interest and taxes (“EBIT”), a non-GAAP measure that is determined by deducting from operating income, as determined under generally accepted accounting principles in the United States (“GAAP”), the following: restructuring expense, net curtailment gains from our post retirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual, non-recurring SG&A expense/income items,

•	Days in working capital, a non-GAAP measure defined as the average days in net trade receivables, plus the average days in inventories, minus the average days in accounts payable, where averages are calculated based on ending balances over the past thirteen months, and

•	Net revenues as determined under GAAP.

We use these measures because we believe they are key drivers in increasing stockholder value and because every AIP participant can impact them in some way. EBIT and days in working capital are used as indicators of our earnings and operating cash flow performance, and net revenue is used as an indicator of our growth. These measures may change from time to time based on business priorities. The HR Committee approves the goals for each measure and the respective funding scale at the beginning of each year to incent the executive team and all employee participants to strive and perform at a high level to meet the goals. The reward for meeting the AIP goals is set by the HR Committee and, in recent years, it has ranged from 100% to 80% of the employee target. If goal levels are not met, but performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company performance.

Funding the AIP pool

The AIP funding, or the amount of money made available in the AIP pool at the end of the year, is dependent on how actual performance compares to the goals. Actual performance is measured after eliminating any variance introduced by foreign currency movements and other adjustments determined to be appropriate by management based on business circumstances. The three measures of EBIT, days in working capital and net revenue worked together as follows to determine AIP funding.

•	At the beginning of 2009, when the goals for the three measures were being established, the Company considered the potential impact of the global economic challenges, anticipated to continue through 2009. These challenges were reflected in the 2009 annual business goals. As a result, the 2009 AIP funding was set at a level where the payout under the AIP would be at a rate of only 80% of the employee target if the EBIT, working capital and net revenue goals were fully achieved.

•	Actual EBIT performance compared to our EBIT goals determines initial EBIT AIP funding.

•	Actual days in working capital performance compared to our days in working capital goals results in a working capital modifier, which increases or decreases the initial EBIT AIP funding.

•	Actual net revenue performance compared to our net revenue goals determines Net Revenue AIP funding. To ensure that any incremental net revenue meets profitability goals, actual EBIT must meet or exceed our EBIT goals in order for net revenue funding to be in excess of 100%.

•	EBIT funding and Net Revenue funding are multiplied by the respective incentive pool funding weight and are totaled to determine the AIP funding.

There are multiple AIP pools reflecting the multiplicity of our businesses and geographic segments. For most employees, the AIP funding is based on a mix of their respective business unit’s performance and the performance of the next higher organizational level. Therefore, the final AIP funding for employees in a business unit is the resulting weighted sum of this mix. The intention is to tie individual rewards to the local business unit that the employee most directly impacts and to reinforce the message that the same efforts and results have an impact on the larger organization. For example, the funding for an employee in one of our European countries is based on a mixture of the performance of our business in that country and the overall European region’s business performance. Likewise, the funding for employees in our European region headquarters is based on the mixture of total regional performance and total Company performance. For corporate staff, employees in such departments as Finance, Human Resources and Legal who provide support to the entire Company, the funding is based entirely on total Company performance.

The AIP funding for our named executive officers is based on the following: For our CEO and CFO, the AIP funding is fully based on total Company performance. For our three regional presidents who are named executive officers, the AIP funding is based 50% on total Company and 50% on their respective region’s performance.

The table below shows the goals for each of our three performance measures and the actual 2009 funding levels reflecting the total Company or blended 50/50 total Company/Region performance, as appropriate for each named executive officer:

		Days in
		Working		Actual AIP
	EBIT	Capital	Net Revenue	Funding
	Goal	Goal	Goal	Level*
	(Dollars in millions)

Total Company	$400	84	$4,000	97.0%
Americas	330	82	2,300	102.0%
Europe	190	104	1,014	78.0%
Asia Pacific	97	57	736	70.0%

*	The funding results exclude the impacts of foreign currency exchange rate fluctuations on our business results.

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

Although the AIP participation rates of the named executive officers are targeted at the median (50th percentile) of that established by the peer group, an executive’s actual award is not formulaic. Like all employees, the actual AIP award is based on the assessment of the executive’s performance against his or her annual objectives and performance relative to his or her peers, in addition to the AIP funding. Both business and individual annual objectives are taken into account in determining the actual award payments to our named executive officers. Individual annual objectives include non-financial goals which are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The non-financial objectives are not established in terms of how difficult or easy they are to attain; rather, they are taken into account in assessing the overall quality of the individual’s performance. The target AIP participation rates, target amounts, actual award payments and actual award payment as a percentage of each named executive officer’s target payment were as follows:

	2009 AIP	2009 Target	2009 AIP Actual	Payment as %
Name	Participation Rate	Amount	Award Payment	of Target

John Anderson	110%	$1,402,500	$1,600,000	114%
Blake Jorgensen(1)	75%	487,500	472,875	97%
Armin Broger(2)	65%	723,907	217,172	30%
Robert Hanson	70%	499,800	674,730	135%
Aaron Boey(3)	60%	305,765	183,459	60%
Heidi Manes(4)	50%	279,167	270,792	97%

(1)	Mr. Jorgensen’s AIP target assumes full-year employment, based on the terms of his employment agreement.

(2)	Mr. Broger is paid in Euros. For purposes of the table, this amount was converted into U.S. Dollars using an exchange rate of 1.4914, which is the average exchange rate for the last month of the fiscal year.

(3)	Mr. Boey is paid in Singapore Dollars (SGD). For purposes of the table, this amount was converted into U.S. Dollars using an exchange rate of 1.3893, which is the average exchange rate for the last month of the fiscal year.

(4)	For the purposes of calculating Ms. Manes’ AIP target amount, her base salary includes the monthly cash bonuses paid to her in recognition for her serving as the interim CFO for the duration of the interim assignment.

Long-Term Incentives

The HR Committee believes a large part of an executive’s compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our named executive officers are in the form of equity awards and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. The HR Committee targets long-term incentive award opportunities for our named executive officers near the 75th percentile of the peer group, although the HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the long-term incentive award levels for each individual. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each named executive officer. For more information on the 2009 long-term equity grants, see the 2009 Grants of Plan-Based Awards table.

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

To date, SARs have been the only form of equity granted to our named executive officers under the EIP, with the exception of Ms. Manes. SARs are typically granted annually with four-year vesting periods and exercise periods of up to ten years. (See the table entitled “Outstanding Equity Awards at 2009 Fiscal Year-End” for details concerning the SARs’ vesting schedule.) The HR Committee chose to grant SARs rather than other available forms of equity compensation to allow the Company the flexibility to grant SARs that may be settled in either stock or cash. The terms of the SAR grants made to our named executive officers to-date provide for stock settlement only.

When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders’ Agreement and the Voting Trust Agreement, including restrictions on voting rights and transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The Company’s obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (See Note 6 to our audited consolidated financial statements included in this report for more details).

Ms. Manes served as a named executive officer on an interim basis until July 2009. As such, she is ineligible to receive a SAR grant. However, Ms. Manes does participate in the cash-based long-term incentive plans that are in place for all vice president and director level employees. The Total Shareholder Return Plan (“TSRP”) under our EIP is similar to a stock appreciation rights plan in that awards are based on the amount of stock price increase. The Long-Term Incentive Plan (“LTIP”) is based on performance against the Company’s 3-year internal goals. Awards under both plans vest automatically at the end of their respective 3-year performance periods and payments are made in cash.

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

Retirement Savings and Insurance Benefits

In order to provide a competitive total compensation package, LS&Co. offers a qualified 401(k) defined contribution retirement plan to its U.S. salaried employees through the Employee Savings and Investment Plan. We also offer a similar defined contribution retirement savings plan, called the Singapore Central Provident Fund, to our employees in Singapore. Executive officers participate in these plans on the same terms as other salaried employees. The ability of executive officers to participate fully in these plans is limited by local/national tax and other related legal requirements. Like many of the companies in the peer group, the Company offers a nonqualified supplement to the 401(k) plan, which is not subject to the IRS and ERISA limitations, through the Deferred Compensation Plan for Executives and Outside Directors. The Company also offers its executive officers the health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance, consistent with the practices of the majority of the companies in the peer group.

In 2004, we froze our U.S. defined benefit pension plan and increased the Company match under the 401(k) plan. This change was made in recognition of an employment market that is characterized by career mobility, and traditional pension plan benefits are not portable. Of our named executive officers, Heidi Manes and Robert Hanson, have adequate years of service to be eligible for future benefits under the frozen U.S. defined benefit pension plan.

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

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended November 29, 2009.

The Human Resources Committee

Patricia Salas Pineda (Chair)
Vanessa J. Castagna
Peter E. Haas Jr.
Robert D. Haas

Summary Compensation Data

The following table provides compensation information for (i) our chief executive officer, (ii) our current chief financial officer and our former interim chief financial officer, and (iii) three executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year.

						Change in
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
Name and				Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus(2)	Awards(3)	Compensation(4)	Earnings(5)	Compensation(6)	Total

John Anderson	2009	$1,275,000	$—	$3,468,287	$1,600,000	$121,279	$1,295,424	$7,759,990
President and Chief	2008	1,270,192	—	2,868,398	561,000	—	1,211,550	5,911,140
Executive Officer	2007	1,250,000	—	2,298,664	1,031,250	36,341	2,166,438	6,782,693
Blake Jorgensen	2009	257,500	250,000	79,029	472,875	—	1,974	1,061,378
Chief Financial Officer
Armin Broger(1)	2009	1,113,703	—	475,536	217,172	—	676,991	2,483,402
Senior Vice President and	2008	950,837	—	357,386	216,315	—	401,951	1,926,489
President Levi Strauss Europe	2007	812,556	804,430	218,011	808,398	—	583,619	3,227,014
Robert Hanson	2009	714,000	—	919,025	674,730	—	113,580	2,421,335
Senior Vice President and	2008	711,846	—	766,801	249,900	12,234	111,359	1,852,140
President Levi Strauss Americas	2007	700,769	—	635,597	400,776	—	128,595	1,865,737
Aaron Boey(1)	2009	483,460	—	34,503	183,459	—	88,534	789,956
Senior Vice President and President Levi Struass Asia
Heidi Manes	2009	307,061	—	—	270,792	—	323,534	901,387
Chief Financial Officer (Interim)	2008	282,048	—	—	171,188	—	122,412	575,648

(1)	Mr. Broger is paid in Euros. For purposes of the table, his 2009 payments were converted into U.S. Dollars using an exchange rate of 1.4914, for 2008, an exchange rate of 1.2733 and for 2007, an exchange rate of 1.4626.

Mr. Boey is paid in Singapore Dollars. For purposes of the table, his 2009 payments were converted into U.S. Dollars using an exchange rate of 1.3893.

These rates were the average exchange rates for the last month of the 2009, 2008 and 2007 fiscal years, respectively.

(2)	For Mr. Jorgensen, the 2009 amount reflects a sign-on bonus of $250,000, per his employment contract. For Mr. Broger, the 2007 amount reflects a sign-on bonus of $804,430 per his employment contract.

(3)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended November 29, 2009, November 30, 2008 and November 25, 2007 for awards granted under the EIP. The amounts are calculated using the same valuation methodology used for financial reporting purposes and as such, do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in the calculation of these amounts, see Notes 1 and 11 of the audited consolidated financial statements included elsewhere in this report.

(4)	These amounts reflect the AIP awards made to the named executive officers.

For Mr. Broger, the 2007 amount reflects an AIP payment of $808,398 which was based on a guaranteed AIP target of 100%, per his employment contract, prorated for the number of months Mr. Broger was employed during the fiscal year.

(5)	For Mr. Anderson, the 2009 amount reflects the change in his Australian pension benefits value from November 30, 2008, to November 29, 2009.

For Ms. Manes and Mr. Hanson, the 2009 change in U.S. pension value is due solely to changes in actuarial assumptions used in determining the present value of the benefits. These assumptions, such as discount rates, age-rating and mortality assumptions, may vary from year-to-year. Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Only positive changes in pension value have been reported.

For Mr. Broger, in 2008, the approach to providing a company-managed retirement plan, under the terms of his employment contract, was still in the process of being finalized at the time of reporting. It was assumed he would participate in the existing Dutch defined benefit plan, and therefore, an estimated change in pension value of $12,310 was reported in 2008. However, no actual contributions were made. In 2009, it was determined that Mr. Broger would participate in a deferred compensation/defined contribution plan, not the Dutch defined benefit plan. As a result, a plan was established and contributions retroactive to his hire date were deposited into the plan. These contributions are reflected under All Other Compensation for 2009.

For Mr. Hanson, in 2007 no positive change in pension value was reported because the value of the Home Office Pension Plan declined from the 2006 pension plan measurement date to the 2007 pension plan measurement date. The decline was due to the actuarial assumptions used to determine the present value of his benefits.

(6)	For Mr. Anderson, the 2009 amount reflects a payment of $1,000,000, the final installment of the total amount to assist with his relocation from Singapore to San Francisco, per his employment agreement, a company 401(k) match of $17,250, a 401(k) excess plan match of $80,058, a company match of $40,392 on deferred compensation, and an executive allowance of $39,325, $19,291 of which was toward the provision of a car and $15,000 of which was for legal, financial or other similar expenses. In addition, the amount reflects a payment of $60,914 for ongoing home leave benefits and $53,719 tax gross-up of those benefits, per his employment contract.

For Mr. Broger, the 2009 amount reflects items provided under his employment contract using the foreign exchange rates noted above. The 2009 amount reflects $14,203 for tax administration and legal fees, $63,534 as a housing allowance, $59,334 for children’s schooling, a car provided for Mr. Broger’s use valued at $35,943, $289,226 for the purchase of individual pension insurance, a company contribution of $41,318 to his retirement savings plan and a tax protection benefit of $173,434 based on his Netherlands tax rate.

For Mr. Hanson, the 2009 amount reflects a company 401(k) match of $17,250, an excess 401(k) plan match of $55,043, an executive allowance of $28,784, $23,750 of which was for legal, financial or other similar expenses, and a payment of $12,503 to reimburse the cost of cancelling a personal vacation due to company business needs.

For Mr. Boey, the 2009 amount reflects a payment of $30,890 which was a bonus for his interim assignment as president of the Asia Pacific Division. The amount also reflects an executive allowance of $15,475 and $31,234 toward the provision of a car. These amounts are based on the foreign exchange rates noted above.

For Ms. Manes, the 2009 amount reflects a bonus of $300,000 for her interim assignment as the Chief Financial Officer, a company 401(k) match of $11,500 and an executive allowance of $12,034.

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

Mr. Anderson also receives benefits to assist with the relocation of Mr. Anderson and his family from Singapore to San Francisco, California as follows: a one-time irrevocable gross payment of $5,800,000, of which $3,800,000 was paid in November 2006 and $1,000,000 was paid in each of January 2008 and January 2009, availability of a company-paid apartment and automobile while his family remained in Singapore; prior to their relocation, temporary housing in San Francisco upon his arrival and application of his Australian hypothetical tax rate on his 2006 Annual Incentive Plan and final 2006 Management Incentive Plan payments. Mr. Anderson also receives healthcare, life insurance, long-term savings program and relocation program benefits, as well as benefits under our various executive perquisite programs with an annual value of less than $30,000. Mr. Anderson continues to be eligible for ongoing home leave benefits. The portions of these benefits that were paid in 2007, 2008 and 2009 are reflected in the Summary Compensation Table.

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

Mr. Jorgensen.  We entered into an employment arrangement with Mr. Jorgensen, effective July 1, 2009. The employment arrangement with Mr. Jorgensen provides for an annual base salary of $650,000. Mr. Jorgensen is also eligible to participate in our AIP at a target participation rate of 75% of his base salary, and with a guaranteed 2009 award at a minimum of 50% of the target value. His 2009 AIP award assumes full-year employment, based on the terms of his employment agreement. He also received a one-time signing bonus of $250,000 which is subject to prorated repayment if his employment with the Company does not exceed twenty-four months under certain conditions. Mr. Jorgensen also receives healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

Mr. Jorgenson also participates in our 2006 Equity Incentive Plan and received 82,264 SAR units, which included a standard grant of 41,132 units and a one-time special grant of 41,132 units. In addition, Mr. Jorgenson will receive 1.5 times the standard grant level in 2010 pending approval by the Board of Directors.

Mr. Jorgensen’s employment is at-will and may be terminated by us or by Mr. Jorgensen at any time.

Mr. Broger.  We entered into an employment contract with Mr. Broger, effective February 26, 2007. Mr. Broger is a resident of the Netherlands, and his employment is based in Brussels. Our employment contract with Mr. Broger was structured in a manner consistent with European employment practices for senior executives. Therefore, Mr. Broger’s compensation and benefits are different from our U.S.-based named executive officers. Under the terms of his employment agreement, Mr. Broger was offered a base salary at an annual rate of EUR 725,000, which has been adjusted, and may be further adjusted, by annual merit increases. Mr. Broger is eligible to participate in our AIP at a target participation rate of 65% of base salary, except that in 2007 only, he had a target participation rate of 100% of his base salary. Mr. Broger received a one-time sign-on bonus of EUR 550,000 net, and ongoing pension benefits, subsidies for housing and his children’s education, life insurance and car usage benefits, and certain de minimus perquisites. His agreement also provided for a grant with a target value of $1,500,000 under the Company’s previous Senior Executive Long-Term Incentive Plan which, because that plan was replaced by the EIP, was converted to a SAR grant. We have also agreed to provide Mr. Broger tax protection, similar to our global assignment practices described above. Should he experience a tax burden in excess of the tax burden that he would have experienced had he been working 100% of his time in the Netherlands, the Company will pay the excess amount. The portions of these benefits that were paid in 2007 and 2008 are reflected in the Summary Compensation Table.

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

Mr. Boey.  We have an employment arrangement with Mr. Boey effective February 19, 2009. Mr. Boey is a resident of Singapore where his employment is also based. The arrangement provides for a minimum base salary of SGD 708,000 (US $469,123) and an initial grant of 14,763 stock appreciation rights under our 2006 Equity Incentive Plan. Mr. Boey is also eligible to participate in our AIP at a target participation rate of 60% of his annual base salary.

Mr. Boey’s employment is at-will and may be terminated by us or by Mr. Boey at any time.

2009 Grants of Plan-Based Awards

The following table provides information on awards under our 2009 Annual Incentive Plan and stock appreciation rights granted under the Equity Incentive Plan in 2009 to each of our named executive officers. The 2009 actual AIP awards for our named executive officers are disclosed in the Summary Compensation Table.

	Estimated Future Payouts
	Under Non-Equity
	Incentive Plan Awards				All Other Option Awards
					Number of
					Securities	Exercise or Base
					Underlying	Price of Option	Full Grant Date
Name	Grant Date	Threshold	Target	Maximum	Options(1)	Awards(2)	Fair Value(3)

John Anderson	2009	$—	$1,402,500	$2,805,000	$150,000	$24.75	$350,568
Blake Jorgensen	2009	—	487,500	975,000	82,264	25.50	79,029
Armin Broger	2009	—	723,907	1,447,814	14,763	24.75	34,503
Robert Hanson	2009	—	499,800	999,600	36,908	24.75	86,258
Aaron Boey	2009	—	305,765	611,530	14,763	24.75	34,503
Heidi Manes	2009	—	279,167	558,334	—	—	—

(1)	Reflects SARs granted in 2009 under the EIP.

(2)	The exercise price is based on the fair market value of the Company’s common stock as of the grant date established by the Evercore valuation process.

(3)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended November 29, 2009 for awards granted under the EIP.

Ms. Manes received a 2009 grant under the TSRP, the Company’s cash-settled stock appreciation rights plan, as detailed below. The plan has a 3-year vesting period and a mandatory cash-out at the end of the period, based on the amount the stock price has appreciated from the original grant date. Like the SARs, the share price is also determined by the Board based on the Evercore valuation process.

		Number of
Name	Grant Date	TSRP Units	Strike Price(1)	Payment Date

Heidi Manes	2/5/2009	10,150	$24.75	Feb. 2012

(1)	The exercise price is based on the fair market value of the Company’s common stock as of the grant date established by the Evercore valuation process.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information on the current unexercised and unvested SAR holdings by the Company’s named executive officers as of November 29, 2009. The vesting schedule for each grant is shown following this table. Ms. Manes has not been granted any SARs.

	SAR Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	SAR	SAR
	Unexercised SARs	Unexercised SARs	Exercise	Expiration
Name	Exercisable	Unexercisable(1)	Price(2)	Date

John Anderson	443,417	19,279	$42.00	12/31/2012
	72,599	51,856	68.00	8/1/2017
	—	150,000	24.75	2/5/2016
Blake Jorgensen	—	82,264	25.50	7/8/2016

Armin Broger	22,653	31,715	53.25	2/26/2013
	9,900	7,071	68.00	8/1/2017
	—	14,763	24.75	2/5/2016
Robert Hanson	121,940	5,302	42.00	12/31/2012
	18,150	12,964	68.00	8/1/2017
	—	36,908	24.75	2/5/2016
Aaron Boey	—	14,763	24.75	2/5/2016

(1)	SAR Vesting Schedule

Grant Date	Exercise Price	Vesting Schedule

7/13/2006	$42.00	1/24th monthly vesting beginning 1/1/08
2/8/2007	$52.25	1/24th monthly vesting beginning 2/8/08
2/26/2007	$53.25	1/24th monthly vesting beginning 2/26/09
8/1/2007	$68.00	25% vested on 7/31/08; monthly vesting over remaining 36 months
2/5/2009	$24.75	25% vested on 2/4/10; monthly vesting over remaining 36 months
7/8/2009	$25.50	25% vested on 7/7/10; monthly vesting over remaining 36 months

The named executive officers may only exercise vested SARs during certain times of the year under the terms of the EIP.

(2)	The SAR exercise prices reflect the fair market value of the Company’s common stock as of the grant date as established by the Evercore valuation process. Upon the vesting and exercise of a SAR, the recipient will receive shares of common stock (or, during the period of time that the Voting Trust Agreement is effective, a voting trust certificate representing shares of common stock) in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.

EXECUTIVE RETIREMENT PLANS

Heidi Manes and Robert Hanson

Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Of our named executive officers, Ms. Manes and Mr. Hanson have adequate years of service to be eligible for benefits under the frozen defined benefit pension plan. The normal retirement age is 65 with five years of service; early retirement age is 55 with 15 years of service. None of the named executive officers noted above are eligible for early retirement at this time. If they elect to receive their benefits before normal retirement age, the accrued benefit is reduced by an applicable factor based on the number of years before normal retirement. Benefits are 100% vested after five years of service, measured from the date of hire.

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

The valuation method and assumptions are as follows:

a) The values presented in the Pension Benefits table are based on certain actuarial assumptions as of November 29, 2009; see Notes 1 and 8 of the audited consolidated financial statements included elsewhere in this report for more information.

b) The discount rate and post-retirement mortality utilized are based on information presented in the pension footnotes. No assumptions are included for early retirement, termination, death or disability prior to normal retirement at age 65.

c) Present values incorporate the normal form of payment of life annuity for single participants and 50% joint and survivor for married participants.

Pension Benefits

The following table provides information regarding executive retirement arrangements applicable to the named executive officers as of November 29, 2009.

			Present Value of
		Number of Years	Accumulated	Payments
		Credited Service as	Benefits as of	During Last
Name	Plan Name	of 11/29/2009	11/29/2009	Fiscal Year

Robert Hanson	U.S. Home Office Pension Plan (qualified plan)	16.8	$219,846	$—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	16.8	558,745	—

	Total		$778,591

Heidi Manes	U.S. Home Office Pension Plan (qualified plan)	2.3	$18,699	—

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

Armin Broger

Per Mr. Broger’s employment contract, we agreed to pay 12% of his gross base salary for pension/retirement savings purposes, the exact type of plan to be determined after his hire date. Part of that amount is paid directly to Mr. Broger in cash, so he may purchase individual pension insurance. The remaining portion is to be contributed to a company-managed retirement plan. In 2008, the approach to providing a company-managed retirement plan for Mr. Broger, under the terms of his employment contract, was in the process of being finalized at the time of reporting. It was assumed he would participate in the existing Dutch defined benefit plan, and therefore, an estimated defined benefit was reported in 2008. However, no actual contributions were made. In 2009, it was determined that Mr. Broger would participate in a deferred compensation/defined contribution plan, not the Dutch defined benefit plan. As a result, a plan was established and contributions retroactive to his hire date were deposited into the plan. These company contributions are deposited into an investment fund, on a pre-tax basis, twice per year by the company. No contributions are made by Mr. Broger. The funds become available at normal retirement age 65, and must be used to purchase a pension annuity.

Aaron Boey

Mr. Boey participates in the Singapore Central Provident Fund (CPF). The CPF, a type of deferred compensation/defined contribution plan, is a government-run social security program. Funds are contributed both by the employee and the employer and can be used for retirement, home ownership, healthcare expenses, a child’s tertiary education, investments and insurance.

The plan is funded by mandatory contributions by both the employer and employee. Rates of employee and employer contributions vary based on the employee’s age and a pre-set salary limit, currently SGD 4,500 per month. The rates vary from 5-20% of monthly salary for employee’s contributions and 5-14.5% for employer’s contributions. The yearly employer’s CPF contribution limit is currently SGD 11,099 as a result of the salary limit of SGD 4,500 per month for all employees.

Individuals may begin drawing down from this account starting from age 55 after setting aside the CPF Minimum Sum. The CPF Minimum Sum can be used to buy CPF LIFE, a lifelong annuity administered by the CPF Board. If the individual chooses to remain in the CPF Minimum Sum Scheme, the sum of money can also be used to purchase a private annuity from a participating insurance company, be placed with a participating bank, or left it in their own Retirement Accounts. If the individual chooses either CPF LIFE or to keep the money in their Retirement Accounts, they will receive monthly payments from the scheme they chose starting from their draw-down age (currently at age 62).

The table below reflects the 2009 contributions to the non-qualified Deferred Compensation Plans for the named executive officers that participate in the plans, as well as the earnings and balances under the plans.

					Aggregate
				Aggregate	Balance at
	Executive	Registrant	Aggregate	Withdrawals /	November 29,
Name	Contributions	Contributions	Earnings	Distributions	2009

John Anderson(1)	$645,304	$120,450	$513,326	$—	$2,340,486
	—	—	—	—	4,048,719	(2)
	—	—	—	—	992,234	(3)
Armin Broger	—	41,318	—	—	41,318
Robert Hanson(1)	73,390	55,043	34,665	(443,778)	471,180
Aaron Boey(4)	11,013	7,988	—	—	—

(1)	For Mr. Anderson and Mr. Hanson, these amounts reflect the 401(k) excess match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(2)	While Mr. Anderson was the President of our Asia Pacific region, he participated in a Supplemental Executive Incentive Plan, an unfunded plan to which the Company contributed 20% of his base salary and annual bonus each year. The plan was frozen as of November 26, 2006, when he assumed the role of CEO and no further contributions were made. Upon Mr. Anderson’s termination, without cause, he will be paid out the balance of his accrued benefits in a lump sum. Mr. Anderson’s benefits under this plan are in Australian Dollars. For purposes of the table, these amounts were converted into U.S. Dollars using an exchange rate of 0.904, which was the average exchange rate for the last month of the 2007 fiscal year.

(3)	Mr. Anderson previously participated in the Levi Strauss Australia Staff Superannuation Plan that applied to all employees in Australia. Plan benefits are similar to a U.S. defined contribution plan benefit, which are based on both company and participant contributions. Employee accounts are tied to the investment market and therefore, may vary from year-to-year. Mr. Anderson ceased to be an active participant in that plan in 1998, and is accruing no further company contributions under the plan. Part of his benefit continues to vest over time. Full vesting of his benefit is achieved at age 60. For purposes of the table, these amounts were converted into U.S. Dollars using an exchange rate of 0.9195, which was the average exchange rate for the last month of the 2009 fiscal year.

(4)	The CPF is a government-managed program. As a result, we do not have access to information regarding Mr. Boey’s account activity.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The named executive officers are eligible to receive certain benefits and payments upon their separation from the Company under certain circumstances under the terms of the Executive Severance Plan for U.S. executives and the EIP. In addition, Mr. Broger is entitled to certain payments upon separation under the terms of his employment agreement as described above and Mr. Anderson is entitled to payments under a Supplemental Executive Incentive Plan as described below.

In 2009, the Company’s U.S. severance arrangements under its Executive Severance Plan offered named executive officers, except for Ms. Manes, basic severance of two weeks of base salary and enhanced severance of 78 weeks of base salary plus their AIP target amount, if their employment ceases due to a reduction in force, layoff or position elimination. Ms. Manes was eligible for basic severance of two weeks of base salary, enhanced severance of 26 weeks of base salary plus her AIP target amount, plus two additional weeks of base salary plus her AIP target for each year of service in excess of five years of service up to an additional 52 weeks. The Company also covers the cost of the COBRA health coverage premium for the duration of the executive’s severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive’s employment. The Company would also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.

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

The information in the tables below reflects the estimated value of the compensation to be paid by the Company to each of the named executive officers in the event of termination or a change in control under the Executive Severance Plan and the EIP. For details of the arrangements with Armin Broger under his employment agreement, please see the relevant table below. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 29, 2009. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $36.50 for the SAR grants, which is based on the most recent Evercore share valuation approved by the Board.

John Anderson

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$4,065,288	$—	$—
Stock Appreciation Rights	—	—	—	—	1,762,500
Benefits:
COBRA & Life Insurance(2)	—	—	7,527	—	—
Supplemental Executive Incentive Plan:(3)	4,048,719	4,048,719	4,048,719	—	4,048,719

(1)	Based on Mr. Anderson’s annual base salary of $1,275,000 and his AIP target of 110% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

(3)	Reflects a lump sum payment under the Supplemental Executive Incentive Plan in which Mr. Anderson previously participated. The Company contributed 20% of his base salary and annual bonus into this unfunded plan each year. His participation in the plan was frozen as of November 26, 2006, when he assumed the role of CEO.

Blake Jorgensen

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$1,731,250	$—	$—
Stock Appreciation Rights	—	—	—	—	904,904
Benefits:
COBRA & Life Insurance(2)	—	—	5,805	—	—

(1)	Based on Mr. Jorgensen’s annual base salary of $650,000 and his AIP target of 75% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

Armin Broger

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation(1):
Severance(2)	$—	$—	$4,974,540	$—	$—
Stock Appreciation Rights	—	—	—	—	173,465

(1)	These payments do not reflect any tax protection benefit since that amount is determined only after review and approval of the individual’s tax return by the Belgian tax authorities during the calendar year following the applicable compensation year.

(2)	Based on two times the sum of Mr. Broger’s base salary and AIP target of 65%, eight months’ notice pay and six months’ pay for a non-compete consideration (based on base salary only).

Robert Hanson

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$1,848,162	$—	$—
Stock Appreciation Rights	—	—	—	—	433,669
Benefits:
COBRA & Life Insurance(2)	—	—	5,547	—	—

(1)	Based on Mr. Hanson’s annual base salary of $714,000 and his AIP target of 70% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

Aaron Boey

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$254,805	$—	$—
Stock Appreciation Rights	—	—	—	—	173,465

(1)	Based on two months of Mr. Boey’s base salary as notice pay and four months’ salary based on years of service, per the local Singapore provisions.

Heidi Manes

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$376,443	$—	$—
Benefits:
COBRA & Life Insurance(2)	—	—	9,689	—	—

(1)	Based on Ms. Manes’ annual base salary of $350,000 and her AIP target of 50% of her base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION

The following table provides compensation information for our directors who were not employees in fiscal 2009:

	Fees Earned
	or Paid in	Stock	All Other
Name	Cash	Awards(1)	Compensation	Total

T. Gary Rogers(2)	$202,500	$208,532	$60,659	$471,691
Robert D. Haas(3)	100,000	100,504	217,366	417,870
Vanessa J. Castagna	100,000	117,580	—	217,580
Martin Coles(4)	83,334	68,789		152,123
Peter A. Georgescu(5)	110,000	98,554	—	208,554
Peter E. Haas, Jr.	100,000	98,554	—	198,554
Richard Kauffman	107,500	94,415	—	201,915
Leon J. Level	120,000	98,554	—	218,554
Stephen C. Neal(6)	100,000	117,580	—	217,580
Patricia Salas Pineda(7)	120,000	98,554	—	218,554

(1)	These amounts, from RSUs granted under the EIP in and prior to 2009, reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended November 29, 2009. The amounts are calculated using the same valuation methodology used for financial reporting purposes and as such do not reflect the amount of compensation actually received by the director during the fiscal year. For a description of the assumptions used in the calculation of this amount for the fiscal year ended November 29, 2009, see Notes 1 and 11 of the audited consolidated financial statements included elsewhere in this report. Because dividend equivalents that are issued to RSU holders upon the payment of a dividend by the Company are not expensed in the same manner as the initial RSU grant on which the dividend equivalent is based, dividend equivalents are not reflected in these amounts. The amounts shown here reflect all other RSUs granted to the director, regardless of whether such RSU has vested and been converted to a voting trust certificate representing shares of common stock. In 2009, the following issuance and vesting activities took place with respect to our directors: Mr. Rogers was issued 7,988 RSUs, 145 of which were issued as dividend equivalents, and 1,856 of his RSUs vested and were converted to a voting trust certificate representing those shares of common stock. Ms. Castagna, Mr. P.E. Haas, Mr. Level and Mr. Neal were each issued 4,005 RSUs, 83 of which were issued as dividend equivalents, and 784 of their respective RSUs vested and were converted to a voting trust certificate representing those shares of common stock. Mr. Coles was issued 5,643 RSUs, 37 of which were issued as dividend equivalents. Mr. Georgescu was issued 4,005 RSUs, 83 of which were issued as dividend equivalents. Mr. R.D. Haas was issued 3,972 RSUs, 50 of which were issued as dividend equivalents. Mr. Kauffman was issued 7,018 RSUs, 66 of which were issued as dividend equivalents. Ms. Pineda was issued 4,005 RSUs, 83 of which were issued as dividend equivalents.

(2)	Includes administrative support services valued at $42,266 and use of an office valued at $18,393, for his services as Chairman. Mr. Rogers retired from the Board on December 3, 2009, following the 2009 fiscal year.

(3)	Includes administrative support services valued at $169,064, a leased car at a value of $23,136, use of an office valued at $19,214, parking, and home security coverage for his services as Chairman Emeritus.

(4)	Mr. Coles resigned from the Board on January 11, 2010, following the 2009 fiscal year.

(5)	Per agreement with Mr. Georgescu, his spouse’s travel expenses are paid by LS&Co. when she accompanies Mr. Georgescu when he travels to LS&Co. Board meetings.

(6)	Mr. Neal elected to defer $75,000 under the Deferred Compensation Plan.

(7)	Ms. Pineda elected to defer $22,500 under the Deferred Compensation Plan.

T. Gary Rogers became Chairman of the Board on February 8, 2008. In connection with that role, he was entitled to receive an annual retainer in the amount of $200,000, 50% of which was to be paid in cash and 50% of which was to be paid in the form of restricted stock units (“RSUs”). In addition, he received an office and related administrative support. Mr. Rogers received an initial grant of 833 RSUs. In addition, Mr. Rogers was eligible to receive the non-employee director cash compensation as described below. Mr. Rogers retired from the Board on December 3, 2009.

Robert D. Haas was Chairman of the Board prior to February 8, 2008. He has continued to serve as a director and is entitled to be Chairman Emeritus of the Board until 2018. In his role as Chairman Emeritus, we provide Mr. Haas an office, related administrative support, a leased car with driver and home security services.

Each non-employee director, including Mr. Rogers, received compensation in 2009 consisting of an annual cash retainer fee of $100,000 and, if applicable, committee chairperson retainer fees ($20,000 for the Audit

Committee and the Human Resources Committee, and $10,000 for the Finance Committee and the Nominating and Governance Committee).

Each non-employee director, excluding Mr. Rogers, also received an annual equity award in the amount of 3,922 RSUs in 2009. Mr. Rogers, in his role as Chairman, received an annual award of 7,843 RSUs. All directors who held RSUs as of April 27, 2009, including Mr. Rogers, received additional RSUs as a dividend equivalent under the terms of the EIP. All dividend equivalents will be subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.

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

Directors are covered under travel accident insurance while on Company business, as are all employees, and the non-employee directors are eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2009, Mr. Neal and Ms. Pineda participated in this Deferred Compensation Plan.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Its members are Ms. Pineda (Chair), Ms. Castagna, Mr. P.E. Haas Jr. and Mr. R.D. Haas. In 2009, no member of the Human Resources Committee was a current officer or employee, or former officer, of ours. In addition, there are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Mr. Neal, a director is chairman of the law firm Cooley Godward Kronish LLP. Cooley Godward Kronish provided legal services to us in 2009, for which we paid fees of approximately $0.6 million.

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

The voting trust will expire on April 15, 2011, unless the trustees unanimously decide, or holders of at least two-thirds of the outstanding voting trust certificates decide, to terminate it earlier. If Robert D. Haas ceases to be a trustee for any reason, then the question of whether to continue the voting trust will be decided by the holders. The existing trustees will select the successors to the other trustees. The agreement among the stockholders and the trustees creating the voting trust contemplates that, in selecting successor trustees, the trustees will attempt to select individuals who share a common vision with the sponsors of the 1996 transaction that gave rise to the voting trust, represent and reflect the financial and other interests of the equity holders and bring a balance of perspectives to the trustee group as a whole. A trustee may be removed if the other three trustees unanimously vote for removal or if holders of at least two-thirds of the outstanding voting trust certificates vote for removal.

The following table contains information about the beneficial ownership of our voting trust certificates as of February 1, 2010, by:

•	Each person known by us to own beneficially more than 5% of our voting trust certificates;

•	Each of our directors and each of our named executive officers; and

•	All of our directors and executive officers as a group.

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

As of February 1, 2010, there were 199 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,300,215 shares of common stock and related voting trust certificates outstanding as of February 1, 2010. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

			Percentage of
	Number of Voting		Voting Trust
	Trust Certificates		Certificates
Name	Beneficially Owned		Outstanding

Peter E. Haas, Jr.	8,003,610	(1)	21.46%
Miriam L. Haas	6,547,314		17.55%
Margaret E. Haas	4,261,005	(2)	11.42%
Robert D. Haas	3,946,728	(3)	10.58%
Richard L. Kauffman	—		—
R. John Anderson	—		—
Vanessa J. Castagna	784		*
Peter A. Georgescu	—		—
Leon J. Level	784		*
Stephen C. Neal	784		*
Patricia Salas Pineda	—		—
Beng (Aaron) Keong Boey	—		—
Armin Broger	—		—
Robert L. Hanson	—		—
Blake Jorgensen	—		—
Heidi L. Manes	—		—
Directors and executive officers as a group (14 persons)	11,952,690		32.04%

*	Less than 0.01%.

(1)	Includes 2,715,070 voting trust certificates held by the Joanne and Peter Haas Jr. Fund, of which Mr. Haas is president, for the benefit of charitable entities. Includes a total of 1,412,491 voting trust certificates held by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of all the foregoing voting trust certificates. Also includes 2,263,047 voting trust certificates representing shares of common stock pledged to a third party as collateral for a loan.

(2)	Includes 20,437 voting trust certificates held in a custodial account, of which Ms. Haas is custodian, for the benefit of Ms. Haas’ son. Includes 905,390 voting trust certificates held by the Margaret E. Haas Fund, of which Ms. Haas is president, for the benefit of charitable entities. Ms. Haas disclaims beneficial ownership of all of the foregoing voting trust certificates.

(3)	Includes an aggregate of 51,401 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Includes 389 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust A, of which Mr. Haas is a co-trustee, for the benefit of his mother. Mr. Haas disclaims beneficial ownership of all of the foregoing voting trust certificates.

Equity Compensation Plan Information

The following table sets forth certain information, as of November 29, 2009, with respect to the EIP, our only equity compensation plan. This plan was approved by our shareholders. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

		Weighted-Average	Number of Securities
	Number of Securities to	Exercise Price of	Remaining Available
Number of	Be Issued Upon Exercise	Outstanding	for Future Issuance
Outstanding Options,	of Outstanding Options,	Options, Warrants	Under Equity
Warrants and Rights(1)	Warrants and Rights(2)	and Rights(1)	Compensation Plans(3)

471,455	149,832	$24.90	543,665

(1)	Includes only dilutive SARs.

(2)	Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 29, 2009, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)	Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of securities to be issued upon exercise of outstanding dilutive SARs, less voting trust certificates issued in connection with converted RSUs; does not reflect 75,840 securities expected to be issued in the future upon conversion of outstanding RSUs. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

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

Robert D. Haas, a director and Chairman Emeritus of our board of directors, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2009, we donated $5.5 million to the Levi Strauss Foundation.

Stephen C. Neal, a director, is chairman of the law firm Cooley Godward Kronish LLP. The firm provided legal services to us in 2009 for which we paid fees of approximately $0.6 million.

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

Director Independence

Although our shares are not registered on a national securities exchange, we review and take into consideration the director independence criteria required by both the New York Stock Exchange and the NASDAQ Stock Market in determining the independence of our directors. In addition, the charters of our board committees prohibit members from having any relationship that would interfere with the exercise of their independence from management and the Company. The fact that a director may own stock or voting trust certificates representing stock in the Company is not, by itself, considered an “interference” with independence under the committee charters. Family shareholders or other family member directors are not eligible for membership on the Audit Committee. These independence standards are disclosed on our website at http://www.levistrauss.com/Company/DirectorIndependence.aspx

Each of our directors except for John Anderson, who serves as our full-time President and Chief Executive Officer, meets these standards of independence.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Engagement of the independent registered public accounting firm.  The audit committee is responsible for approving every engagement of our independent registered public accounting firm to perform audit or non-audit services for us before being engaged to provide those services. The audit committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows or believes it will engage our independent registered public accounting firm for the next 12 months. Those services typically include quarterly reviews, employee benefit plan reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new proposed engagement comes up during the year that was not pre-approved by the audit committee as discussed above, the engagement will require: (i) specific approval of the chief financial officer and corporate controller (including confirming with counsel permissibility under applicable laws and evaluating potential impact on independence) and, if approved by management, (ii) approval of the audit committee.

•	Third, the chair of the audit committee will have the authority to give such approval, but may seek full audit committee input and approval in specific cases as he or she may determine.

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2009 and 2008:

	Year Ended	Year Ended
	November 29,	November 30,
	2009	2008
	(Dollars in thousands)

Services provided:
Audit fees(1)	$4,328	$4,415
Audit-related fees(2)	977	1,330
Tax services	302	56

Total fees	$5,607	$5,801

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Principally comprised of fees related to due diligence for our acquisitions in 2009 and controls reviews in connection with our implementation of our enterprise resource planning system in 2008.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibits

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.3	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.4	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.5	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.6	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

Exhibits

10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.4	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.5	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.6	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.7	Executive Severance Plan effective January 16, 2008. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.8	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.12	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.13	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.14	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.15	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.16	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.17	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.18	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.19	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*
10.20	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.

Exhibits

10.21	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.22	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.23	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.24	Director Indemnification Agreement. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.
10.25	Employment Offer Letter, dated May 27, 2009, between Levi Strauss & Co. and Blake Jorgensen. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 28, 2009.*
10.26	Employment Offer Letter, dated August 19, 2009, between Levi Strauss & Co. and Jaime Cohen Szulc. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2009.*
10.27	Second Amendment to Lease, dated November 12, 2009, by and among the Company, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Allowance for Doubtful Accounts	of Period	Expenses	Deductions(1)	Period
	(Dollars in thousands)

November 29, 2009	$16,886	$7,246	$1,609	$22,523

November 30, 2008	$14,805	$10,376	$8,295	$16,886

November 25, 2007	$17,998	$542	$3,735	$14,805

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Returns	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 29, 2009	$37,333	$115,554	$119,781	$33,106

November 30, 2008	$54,495	$126,481	$143,643	$37,333

November 25, 2007	$29,888	$130,707	$106,100	$54,495

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Discounts and Incentives	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 29, 2009	$95,793	$257,022	$267,188	$85,627

November 30, 2008	$106,615	$266,169	$276,991	$95,793

November 25, 2007	$84,102	$319,315	$296,802	$106,615

	Balance at	Charges/		Balance at
Valuation Allowance Against	Beginning	(Releases) to	(Additions)/	End of
Deferred Tax Assets	of Period	Tax Expense	Deductions(1)	Period
	(Dollars in thousands)

November 29, 2009	$58,693	$4,090	$(10,203)	$72,986

November 30, 2008	$73,596	$(1,768)	$13,135	$58,693

November 25, 2007	$326,881	$(206,830)	$46,455	$73,596

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ Blake Jorgensen
Blake Jorgensen
Executive Vice President and
Chief Financial Officer

Date: February 9, 2010

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

Signature	Title

/s/ Richard L. Kauffman Richard L. Kauffman	Chairman of the Board	Date: February 9, 2010

/s/ R. John Anderson R. John Anderson	Director, President and Chief Executive Officer	Date: February 9, 2010

/s/ Robert D. Haas Robert D. Haas	Director, Chairman Emeritus	Date: February 9, 2010

/s/ Vanessa J. Castagna Vanessa J. Castagna	Director	Date: February 9, 2010

/s/ Peter A. Georgescu Peter A. Georgescu	Director	Date: February 9, 2010

/s/ Peter E. Haas Jr. Peter E. Haas Jr.	Director	Date: February 9, 2010

/s/ Leon J. Level Leon J. Level	Director	Date: February 9, 2010

Signature	Title

/s/ Stephen C. Neal Stephen C. Neal	Director	Date: February 9, 2010

/s/ Patricia Salas Pineda Patricia Salas Pineda	Director	Date: February 9, 2010

/s/ Heidi L. Manes Heidi L. Manes	Vice President and Controller (Principal Accounting Officer)	Date: February 9, 2010

SUPPLEMENTAL INFORMATION

We will furnish our 2009 annual report to our voting trust certificate holders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time. No proxy statement will be sent to our voting trust certificate holders.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture relating to 9.75% Senior Notes due 2015, dated of December 22, 2004, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2004.
4.3	Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.4	First Supplemental Indenture relating to the 8.625% Senior Notes due 2013, dated March 11, 2005, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2005.
4.5	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.6	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas Jr., F. Warren Hellman, as voting trustees, and the stockholders. Previously filed as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Previously filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Previously filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.4	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Previously filed as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.5	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Previously filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.6	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.7	Executive Severance Plan effective January 16, 2008. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.8	Excess Benefit Restoration Plan. Previously filed as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Supplemental Benefit Restoration Plan. Previously filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Annual Incentive Plan, effective November 29, 2004. Previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.12	2006 Equity Incentive Plan. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.13	Form of stock appreciation right award agreement. Previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.14	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Previously filed as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.15	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.16	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.17	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.18	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.19	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*
10.20	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.21	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.22	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.23	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.24	Director Indemnification Agreement. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.
10.25	Employment Offer Letter, dated May 27, 2009, between Levi Strauss & Co. and Blake Jorgensen. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 28, 2009.*
10.26	Employment Offer Letter, dated August 19, 2009, between Levi Strauss & Co. and Jaime Cohen Szulc. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2009.*
10.27	Second Amendment to Lease, dated November 12, 2009, by and among the Company, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.