Form 10-Q
period 2010-02-28
LEVI STRAUSS & CO
filed 2010-04-13
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock $.01 par value — 37,302,432 shares outstanding on April 8, 2010

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	November 29,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$315,369	$270,804
Restricted cash	3,401	3,684
Trade receivables, net of allowance for doubtful accounts of $21,667 and $22,523	455,457	552,252
Inventories:
Raw materials	6,146	6,818
Work-in-process	9,297	10,908
Finished goods	440,950	433,546

Total inventories	456,393	451,272
Deferred tax assets, net	134,477	135,508
Other current assets	103,276	92,344

Total current assets	1,468,373	1,505,864
Property, plant and equipment, net of accumulated depreciation of $659,462 and $664,891	421,941	430,070
Goodwill	239,707	241,768
Other intangible assets, net	97,020	103,198
Non-current deferred tax assets, net	587,500	601,526
Other assets	106,876	106,955

Total assets	$2,921,417	$2,989,381

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$27,759	$18,749
Current maturities of long-term debt	—	—
Current maturities of capital leases	1,649	1,852
Accounts payable	198,059	198,220
Other accrued liabilities	211,851	271,019
Accrued salaries, wages and employee benefits	155,461	195,434
Accrued interest payable	34,431	28,709
Accrued income taxes	29,069	12,993

Total current liabilities	658,279	726,976
Long-term debt	1,793,434	1,834,151
Long-term capital leases	4,638	5,513
Postretirement medical benefits	154,566	156,834
Pension liability	378,453	382,503
Long-term employee related benefits	91,885	97,508
Long-term income tax liabilities	57,689	55,862
Other long-term liabilities	44,202	43,480

Total liabilities	3,183,146	3,302,827

Commitments and contingencies (Note 7)
Temporary equity	3,726	1,938

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,300,215 shares and 37,284,741 shares issued and outstanding	373	373
Additional paid-in capital	39,331	39,532
Accumulated deficit	(66,803)	(123,157)
Accumulated other comprehensive loss	(254,998)	(249,867)

Total Levi Strauss & Co. stockholders’ deficit	(282,097)	(333,119)
Noncontrolling interest	16,642	17,735

Total stockholders’ deficit	(265,455)	(315,384)

Total liabilities, temporary equity and stockholders’ deficit	$2,921,417	$2,989,381

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 28,	March 1,
	2010	2009
	(Dollars in thousands) (Unaudited)

Net sales	$1,016,007	$931,254
Licensing revenue	19,199	20,210

Net revenues	1,035,206	951,464
Cost of goods sold	502,278	506,343

Gross profit	532,928	445,121
Selling, general and administrative expenses	425,677	339,081

Operating income	107,251	106,040
Interest expense	(34,173)	(34,690)
Other income, net	12,463	2,989

Income before income taxes	85,541	74,339
Income tax expense	29,672	26,349

Net income	55,869	47,990
Net loss attributable to noncontrolling interest	485	79

Net income attributable to Levi Strauss & Co.	$56,354	$48,069

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28,	March 1,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$55,869	$47,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,524	17,799
Asset impairments	580	80
Gain on disposal of property, plant and equipment	(121)	(29)
Unrealized foreign exchange (gains) losses	(12,677)	604
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	2,364	(3,390)
Employee benefit plans’ amortization from accumulated other comprehensive loss	944	(4,891)
Employee benefit plans’ curtailment loss (gain), net	100	(1,808)
Amortization of deferred debt issuance costs	1,144	1,053
Stock-based compensation	1,586	1,524
Allowance for doubtful accounts	1,306	2,058
Change in operating assets and liabilities (excluding assets and liabilities acquired):
Trade receivables	78,826	82,096
Inventories	(20,683)	(22,476)
Other current assets	(11,326)	(2,776)
Other non-current assets	(6,103)	(1,280)
Accounts payable and other accrued liabilities	(18,224)	(70,532)
Income tax liabilities	15,591	14,946
Accrued salaries, wages and employee benefits	(38,560)	(49,103)
Long-term employee related benefits	(3,772)	(1,571)
Other long-term liabilities	3,220	(1,172)
Other, net	(61)	537

Net cash provided by operating activities	75,527	9,659

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,365)	(14,687)
Proceeds from sale of property, plant and equipment	914	99
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(2,364)	3,390
Acquisitions, net of cash acquired	—	(3,479)
Other	(114)	—

Net cash used for investing activities	(37,929)	(14,677)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(454)	(18,195)
Short-term borrowings, net	8,884	1,711
Restricted cash	(32)	(385)
Dividends to noncontrolling interest shareholders	—	(694)

Net cash provided by (used for) financing activities	8,398	(17,563)

Effect of exchange rate changes on cash and cash equivalents	(1,431)	(2,138)

Net increase (decrease) in cash and cash equivalents	44,565	(24,719)
Beginning cash and cash equivalents	270,804	210,812

Ending cash and cash equivalents	$315,369	$186,093

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,283	$27,550
Income taxes	16,500	9,538

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 29, 2009, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 9, 2010.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 28, 2010, may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2010.

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of both fiscal years 2010 and 2009 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events have been evaluated through the date these financial statements were issued.

In 2010, the Company became subject to disclosure provisions which require that amounts attributable to noncontrolling interests (formerly referred to as “minority interests”) be clearly identified and presented separately from the Company’s interests in the consolidated financial statements. Accordingly, prior-year amounts relating to the 16.4% noncontrolling interest in Levi Strauss Japan K.K., the Company’s Japanese affiliate, have been reclassified to conform to the new presentation.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the three months ended February 28, 2010, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 29, 2009	$207,423	$32,080	$2,265	$241,768
Additions	—	765	—	765
Foreign currency fluctuation	2	(2,772)	(56)	(2,826)

Balance, February 28, 2010	$207,425	$30,073	$2,209	$239,707

Other intangible assets, net, were as follows:

	February 28, 2010			November 29, 2009
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	45,964	(8,872)	37,092	46,529	(6,019)	40,510
Customer lists	20,366	(3,181)	17,185	22,340	(2,395)	19,945

	$109,073	$(12,053)	$97,020	$111,612	$(8,414)	$103,198

The estimated useful lives of the Company’s amortized intangible assets range from two to eight years. For the three months ended February 28, 2010, amortization of these intangible assets was $3.9 million, and is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income. There have been no material changes to the estimated amortization of these intangible assets for the next five fiscal years from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	February 28, 2010			November 29, 2009
		Fair Value Estimated Using			Fair Value Estimated Using
		Leve1 1	Level 2		Leve1 1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$16,994	$16,994	$—	$16,855	$16,855	$—
Forward foreign exchange contracts, net(3)	468	—	468	721	—	721

Total financial assets carried at fair value	$17,462	$16,994	$468	$17,576	$16,855	$721

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$6,919	$—	$6,919	$14,519	$—	$14,519
Interest rate swap, net	751	—	751	1,451	—	1,451

Total financial liabilities carried at fair value	$7,670	$—	$7,670	$15,970	$—	$15,970

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and credit default swap prices. For the interest rate swap, for which the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention, inputs include LIBOR forward rates and credit default swap prices.

(3)	The Company’s forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements. These agreements are signed between the Company and each respective financial institution, and permit the net-settlement of forward foreign exchange contracts on a per institution basis.

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 28, 2010		November 29, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$108,275	$104,486	$108,489	$103,618
U.S. dollar notes	814,355	844,453	817,824	852,067
Euro senior notes	354,541	359,665	379,935	379,935
Senior term loan	323,511	300,063	323,497	291,163
Yen-denominated Eurobonds	227,074	197,399	232,494	197,448
Short-term and other borrowings	28,298	28,298	19,027	19,027

Total financial liabilities carried at adjusted historical cost	$1,856,054	$1,834,364	$1,881,266	$1,843,258

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of February 28, 2010, the Company had forward foreign exchange contracts to buy $372.7 million and to sell $121.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2010.

The table below provides data about the carrying values of derivative instruments and non-derivative instruments designated as net investment hedges:

	February 28, 2010			November 29, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$686	$(218)	$468	$1,189	$(468)	$721
Forward foreign exchange contracts(2)	1,860	(8,779)	(6,919)	5,675	(20,194)	(14,519)
Interest rate contracts(2)	—	(751)	(751)	—	(1,451)	(1,451)

Total derivatives not designated as hedging instruments	$2,546	$(9,748)		$6,864	$(22,113)

Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(341,589)		$—	$(374,641)
Yen-denominated Eurobonds(3)	—	(87,346)		—	(92,684)

Total non-derivatives designated as hedging instruments	$—	$(428,935)		$—	$(467,325)

(1)	Included in “Other current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

(3)	Represents the portion of the Yen-denominated Eurobonds that have been designated as a net investment hedge.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive income (loss)” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

			Gain or (Loss) Recognized in Other
	Gain or (Loss)		Income (Expense), net (Ineffective
	Recognized in AOCI		Portion and Amount Excluded from
	(Effective Portion)		Effectiveness Testing)
	As of	As of	Three Months Ended
	February 28, 2010	November 29, 2009	February 28, 2010	March 1, 2009
	(Dollars in thousands)

Forward foreign exchange contracts	$4,637	$4,637	$—	$—
Euro senior notes	(28,670)	(61,570)	—	—
Yen-denominated Eurobonds	(20,600)	(23,621)	4,725	2,557
Cumulative income taxes	17,547	31,237

Total	$(27,086)	$(49,317)

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) During
	Three Months Ended
	February 28,	March 1,
	2010	2009
	(Dollars in thousands)

Forward foreign exchange contracts:
Realized	$(2,364)	$3,390
Unrealized	7,347	969

Total	$4,983	$4,359

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

NOTE 5:	DEBT

	February 28,	November 29,
	2010	2009
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$108,250

Total secured	108,250	108,250

Unsecured:
8.625% Euro senior notes due 2013	341,589	374,641
Senior term loan due 2014	323,421	323,340
9.75% senior notes due 2015	446,210	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	223,964	231,710

Total unsecured	1,685,184	1,725,901
Less: current maturities	—	—

Total long-term debt	$1,793,434	$1,834,151

Short-term debt
Short-term borrowings	$27,759	$18,749
Current maturities of long-term debt	—	—

Total short-term debt	$27,759	$18,749

Total long-term and short-term debt	$1,821,193	$1,852,900

Short-term Credit Lines and Standby Letters of Credit

As of February 28, 2010, the Company’s total availability of $273.6 million under its senior secured revolving credit facility was reduced by $80.2 million of letters of credit and other credit usage under the facility, yielding a net availability of $193.4 million. Included in the $80.2 million of letters of credit on February 28, 2010, were $13.5 million of other credit usage and $66.7 million of stand-by letters of credit with various international banks, of which $28.6 million serve as guarantees by the creditor banks to cover U.S. workers compensation claims and customs bonds. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 28, 2010, and March 1, 2009, was 7.25% and 7.52%, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 28,	March 1,	February 28,	March 1,
	2010	2009	2010	2009
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,987	$1,269	$118	$107
Interest cost	14,989	15,317	2,169	2,761
Expected return on plan assets	(11,568)	(10,522)	—	—
Amortization of prior service cost (benefit)(1)	118	198	(7,392)	(9,925)
Amortization of actuarial loss(2)	6,665	4,287	1,402	434
Curtailment loss (gain)	100	(27)	—	(1,781)
Net settlement loss	172	115	—	—

Net periodic benefit cost (income)	12,463	10,637	(3,703)	(8,404)

Changes in accumulated other comprehensive income (loss):
Actuarial loss	124	—	—	—
Amortization of prior service (cost) benefit	(118)	(198)	7,392	9,925
Amortization of actuarial loss	(6,665)	(4,287)	(1,402)	(434)
Curtailment (loss) gain	(13)	27	—	1,781
Net settlement loss	(151)	(115)	—	—

Total recognized in accumulated other comprehensive income (loss)	(6,823)	(4,573)	5,990	11,272

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive income (loss)	$5,640	$6,064	$2,287	$2,868

(1)	Amortization of prior service benefit recognized during each period with respect to the Company’s postretirement benefit plans relates primarily to the favorable impact of plan amendments in February 2004 and August 2003. For the three months ended February 28, 2010, as compared to the same prior-year period, “Amortization of prior service cost (benefit)” declined in relation to the expected service lives of the employees affected by these plan changes.

(2)	For the three months ended February 28, 2010, as compared to the same prior-year period, the higher “Amortization of actuarial loss” resulted from the impact of the changes in the discount rate assumptions for the pension and postretirement benefit plans as of November 29, 2009.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Forward Foreign Exchange Contracts

The Company uses derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Please see Note 4 for additional information.

Other Contingencies

Litigation.  There have been no material developments in the Company’s litigation matters since it filed its 2009 Annual Report on Form 10-K.

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

NOTE 8:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended
	February 28,	March 1,
	2010	2009
	(Dollars in thousands)

Net income	$55,869	$47,990

Other comprehensive income (loss):
Pension and postretirement benefits	(2,231)	(4,786)
Net investment hedge gains	22,231	4,042
Foreign currency translation losses	(25,755)	(14,346)
Unrealized gain (loss) on marketable securities	17	(879)

Total other comprehensive loss	(5,738)	(15,969)

Comprehensive income	50,131	32,021
Comprehensive loss attributable to noncontrolling interest	(1,092)	(440)

Comprehensive income attributable to Levi Strauss & Co.	$51,223	$32,461

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	February 28,	November 29,
	2010	2009
	(Dollars in thousands)

Pension and postretirement benefits	$(179,111)	$(176,880)
Net investment hedge losses	(27,086)	(49,317)
Foreign currency translation losses	(37,405)	(11,650)
Unrealized loss on marketable securities	(2,058)	(2,075)

Accumulated other comprehensive loss	(245,660)	(239,922)
Accumulated other comprehensive income attributable to noncontrolling interest	9,338	9,945

Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(254,998)	$(249,867)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

NOTE 9:	OTHER INCOME, NET

The following table summarizes significant components of “Other income, net”:

	Three Months Ended
	February 28,	March 1,
	2010	2009
	(Dollars in thousands)

Foreign exchange management gains	$4,983	$4,359
Foreign currency transaction gains (losses)(1)	7,176	(1,899)
Interest income	592	599
Other	(288)	(70)

Total other income, net	$12,463	$2,989

(1)	Foreign currency transaction gains in 2010 were primarily driven by the strengthening of the U.S. Dollar against the Japanese Yen and the Euro.

NOTE 10:	INCOME TAXES

The effective income tax rate was 34.7% for the three months ended February 28, 2010, compared to 35.4% for the same period ended March 1, 2009.

As of February 28, 2010, the Company’s total gross amount of unrecognized tax benefits was $163.2 million, of which $92.9 million would impact the effective tax rate, if recognized. As of November 29, 2009, the Company’s total gross amount of unrecognized tax benefits was $160.5 million, of which $92.0 million would have impacted the effective tax rate, if recognized.

NOTE 11:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three-month periods ended February 28, 2010, and March 1, 2009, the Company donated $0.2 million and $0.2 million, respectively, to the Levi Strauss Foundation.

NOTE 12:	BUSINESS SEGMENT INFORMATION

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

In the first quarter of 2010, accountability for information technology and marketing staff costs of a global nature, that in prior years were captured in the Company’s geographic regions, was centralized under corporate management in conjunction with the Company’s key strategy of driving productivity. Beginning in 2010, these costs have been classified as corporate expenses. These costs were not significant to any of the Company’s regional segments individually in any of the periods presented herein, and accordingly business segment information for prior years has not been revised.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

Business segment information for the Company is as follows:

	Three Months Ended
	February 28,	March 1,
	2010	2009
	(Dollars in thousands)

Net revenues:
Americas	$545,249	$503,862
Europe	306,123	267,336
Asia Pacific	183,834	180,266

Total net revenues	$1,035,206	$951,464

Operating income:
Americas	$76,063	$54,215
Europe	66,385	58,284
Asia Pacific	30,653	31,734

Regional operating income	173,101	144,233
Corporate expenses	65,850	38,193

Total operating income	107,251	106,040
Interest expense	(34,173)	(34,690)
Other income, net	12,463	2,989

Income before income taxes	$85,541	$74,339

NOTE 13:	SUBSEQUENT EVENT

The Patient Protection and Affordable Care Act (H.R. 3590) signed into law on March 23, 2010 (“the Act”), includes a provision eliminating the tax deductibility of retiree health care costs, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. Although the provisions of this Act do not take effect immediately, the Company is required to recognize the full accounting impact in its financial statements in the period in which the Act is signed. As a result, the Company expects to record a discrete charge to income tax expense in the second quarter of 2010. The Company estimates this charge to be approximately $14 million.

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. We also distribute our Levi’s® and Dockers® products through our online stores, and 426 company-operated stores located in 26 countries, including the United States. These stores generated approximately 16% of our net revenues in the first quarter of 2010. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and mass and other value-oriented retailers and franchised stores in Asia Pacific.

We derived 47% of our net revenues and 56% of our regional operating income from our Europe and Asia Pacific businesses in the first quarter of 2010. Sales of Levi’s® brand products represented approximately 84% of our total net sales in the first quarter of 2010.

Trends affecting our business

During the first quarter of 2010, difficult economic conditions persisted around the world. Concerns remain about high unemployment and the prospects for sustained economic recovery from the global economic downturn, and consumer spending which continues to be weak in many markets, especially in southern Europe and Japan. Our wholesale customers continue to manage their businesses with leaner inventories, and we remain committed to managing our inventories commensurate with the needs of our customers and the retail environment.

At the same time we remained focused on our key strategies: build upon our leadership position in the jean and khaki categories through product and marketing innovation, enhance relationships with wholesale customers and expand our dedicated store network to drive sales growth, maximize opportunities in targeted growth markets around the globe, and continuously increase our productivity.

Our First Quarter 2010 Results

In the midst of this difficult economic environment, our first quarter 2010 results reflect net revenue growth in all our regions, the effects of the strategic investments we have made in 2009 and 2010 in line with our long-term objectives, and our inventory management initiatives.

•	Net revenues. Our consolidated net revenues increased by 9% compared to the first quarter of 2009, an increase of 4% on a constant-currency basis. Increased net revenues were driven by our acquisitions in 2009 and continued growth in revenues associated with our Levi’s® brand in the Americas, while declines continued in the wholesale channel in certain markets.

•	Operating income. Our operating income was stable and operating margin declined slightly compared to the first quarter of 2009, as a higher gross margin, the favorable impact of currency, and the increase in our constant-currency net revenues were offset by investments in the continued expansion of our dedicated store network and advertising in support of our brands, as well as an increase in corporate expenses.

•	Cash flows. Cash flows provided by operating activities were $76 million for the three-month period in 2010 as compared to $10 million for the same period in 2009, reflecting our operating results and our focus on inventory management.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2010 and 2009 consisted of 13 weeks.

Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia Pacific. In the first quarter of 2010, accountability for information technology and marketing staff costs of a global nature, that in prior years were captured in our geographic regions, was centralized under corporate management in conjunction with our key strategy of driving productivity. Beginning in 2010, these costs have been classified as corporate expenses. These costs were not significant to any of our regional segments individually in any of the periods presented herein, and accordingly business segment information for prior years has not been revised.

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

Results of Operations for Three Months Ended February 28, 2010, as Compared to Same Period in 2009

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 28,	March 1,
			%	2010	2009
	February 28,	March 1,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$1,016.0	$931.2	9.1%	98.1%	97.9%
Licensing revenue	19.2	20.2	(5.0)%	1.9%	2.1%

Net revenues	1,035.2	951.4	8.8%	100.0%	100.0%
Cost of goods sold	502.3	506.3	(0.8)%	48.5%	53.2%

Gross profit	532.9	445.1	19.7%	51.5%	46.8%
Selling, general and administrative expenses	425.6	339.1	25.5%	41.1%	35.6%

Operating income	107.3	106.0	1.1%	10.4%	11.1%
Interest expense	(34.2)	(34.7)	(1.5)%	(3.3)%	(3.6)%
Other income, net	12.4	3.0	317.0%	1.2%	0.3%

Income before income taxes	85.5	74.3	15.1%	8.3%	7.8%
Income tax expense	29.6	26.3	12.6%	2.9%	2.8%

Net income	55.9	48.0	16.4%	5.4%	5.0%
Net loss attributable to noncontrolling interest	0.5	0.1	513.9%	—	—

Net income attributable to Levi Strauss & Co.	$56.4	$48.1	17.2%	5.4%	5.1%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Three Months Ended
			% Increase (Decrease)
	February 28,	March 1,	As	Constant
	2010	2009	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$545.3	$503.8	8.2%	7.0%
Europe	306.1	267.3	14.5%	6.0%
Asia Pacific	183.8	180.3	2.0%	(4.6)%

Total net revenues	$1,035.2	$951.4	8.8%	4.4%

Total net revenues increased on both reported and constant-currency bases for the three-month period ended February 28, 2010, as compared to the same prior-year period. Reported amounts were affected favorably by changes in foreign currency exchange rates across all regions.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased for the three-month period. Currency affected net revenues favorably by approximately $6 million.

An increase in net revenues for the Levi’s® brand was driven by the additional outlet stores we acquired in July 2009, as well as strong performance of our men’s, Juniors and boy’s products in the wholesale channel. Continued declines in our Signature and U.S. Dockers® brands partially offset the improved Levi’s® brand performance.

Europe.  Net revenues in Europe increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $21 million.

The region’s net revenues increase was driven by the impact of our 2009 footwear acquisition and our expanding company-operated retail network throughout the region. This increase was partially offset by continued sales declines in our traditional wholesale channels reflecting the region’s ongoing depressed retail environment, most notably in southern Europe.

Asia Pacific.  Net revenues in Asia Pacific increased on a reported basis, but decreased on a constant-currency basis, for the three-month period. Currency affected net revenues favorably by approximately $12 million.

Net revenues in the region decreased primarily due to lower sales in Japan. This decline was partially offset primarily by stronger Chinese New Year sales and the continued expansion of our brand-dedicated retail network in China and India.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
			%
	February 28,	March 1,	Increase
	2010	2009	(Decrease)
	(Dollars in millions)

Net revenues	$1,035.2	$951.4	8.8%
Cost of goods sold	502.3	506.3	(0.8)%

Gross profit	$532.9	$445.1	19.7%

Gross margin	51.5%	46.8%

As compared to the same prior-year period, the gross profit increase for the three-month period ended February 28, 2010, was driven by improved gross margins in each of our regions, the increase in our constant-currency net revenues, and a favorable currency impact of approximately $29 million. The improvement in our gross margin reflected the increased contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business, lower inventory markdown activity and the strong performance of the Levi’s® brand.

Our gross margins may not be comparable to those of other companies in our industry since some companies may include costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.

Selling, general and administrative expenses

The following table shows our selling, general and administrative (“SG&A”) expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 28,	March 1,
			%	2010	2009
	February 28,	March 1,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues
		(Dollars in millions)

Selling	$156.3	$105.9	47.6%	15.1%	11.1%
Advertising and promotion	58.4	38.2	53.1%	5.6%	4.0%
Administration	94.8	85.1	11.5%	9.2%	8.9%
Other	116.1	109.9	5.7%	11.2%	11.6%

Total SG&A	$425.6	$339.1	25.5%	41.1%	35.6%

Currency drove approximately $14 million of the increase in SG&A expenses for the three-month period ended February 28, 2010, as compared to the same prior-year period.

Selling.  Selling expenses increased across all business segments, primarily reflecting 134 additional company-operated stores as well as an unfavorable currency impact of approximately $6 million.

Advertising and promotion.  Advertising and promotion expenses increased for the three-month period in all three of our regions, most significantly in the Americas, primarily due to an increase in campaign spend in support of our Levi’s® and U.S. Dockers® brands.

Administration.  Administration expenses include corporate expenses and other administrative charges. The increase was driven by higher costs associated with our pension and postretirement benefit plans and an unfavorable currency impact of approximately $3 million.

Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs. These costs increased primarily due to the effects of currency.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 28,		March 1,
			%	2010		2009
	February 28,	March 1,	Increase	% of		% of
	2010	2009	(Decrease)	Net Revenues		Net Revenues
			(Dollars in millions)

Operating income:
Americas	$76.1	$54.2	40.3%	14.0%		10.8%
Europe	66.4	58.3	13.9%	21.7%		21.8%
Asia Pacific	30.6	31.7	(3.4)%	16.7%		17.6%

Total regional operating income	173.1	144.2	20.0%	16.7	%*	15.2	%*
Corporate expenses	65.8	38.2	72.4%	6.4	%*	4.0	%*

Total operating income	$107.3	$106.0	1.1%	10.4	%*	11.1	%*

Operating margin	10.4%	11.1%

*	Percentage of consolidated net revenues

Currency favorably affected total operating income by approximately $15 million for the three-month period.

Regional operating income.  The following describes changes in operating income by segment for the three-month period ended February 28, 2010, compared to the same prior-year period:

•	Americas. The region’s higher operating margin and operating income were primarily driven by the improvement in gross margin, the effects of which were partially offset by the increased selling and advertising expenses in the region.

•	Europe. The increase in the region’s operating income was primarily due to the favorable impact of currency. The region’s operating margin was relatively consistent with the prior year as the region’s net revenue growth and gross margin improvement were offset by higher expenses, reflecting our company-operated store expansion and 2009 footwear acquisition.

•	Asia Pacific. The favorable impact of currency to the region’s operating income was more than offset by the sales declines in Japan.

Corporate.  Corporate expenses for the three-month period increased over the same prior-year period primarily due to increased costs associated with our pension and postretirement benefit plans, termination fees resulting from the exit of certain retail locations, and the reclassification of the information technology and marketing staff costs of a global nature that were centralized under corporate management in 2010 in conjunction with our key strategy of driving productivity. The reclassified costs were not significant to any of our regional segments individually.

Interest expense

Interest expense decreased slightly for the three-month period ended February 28, 2010, as compared to the same period in 2009, reflecting the weighted-average interest rate on average borrowings outstanding for the first three months of 2010, which declined to 7.25% as compared to 7.52% for the same prior-year period.

Other income, net

For the first quarter of 2010, other income increased $9.5 million compared to the same period in 2009. The increase primarily reflects foreign currency transaction gains driven by the strengthening of the U.S. Dollar against the Japanese Yen and the Euro.

Income tax expense

The effective income tax rate was 34.7% and 35.4% for the three months ended February 28, 2010, and March 1, 2009, respectively. For the first quarter of 2010, income tax expense increased $3.3 million compared to the same period in 2009, primarily due to higher income before taxes.

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

We are borrowers under an amended and restated senior secured revolving credit facility. The maximum availability under the facility is $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility includes a $250 million trademark tranche and a $500 million revolving tranche. The revolving tranche increases as the trademark tranche is repaid, up to a maximum of $750 million when the trademark tranche is repaid in full. Upon repayment of the trademark tranche, the secured interest in the U.S. trademarks will be released. As of February 28, 2010, we had borrowings of $108.3 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $193.4 million, as our total availability of $273.6 million, based on collateral levels as defined by the agreement, was reduced by $80.2 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

Under the facility, we are required to meet a fixed charge coverage ratio as defined in the agreement of 1.0:1.0 when unused availability is less than $100 million. This covenant will be discontinued upon the repayment in full and termination of the trademark tranche described above, at which time our availability under the facility will be reduced by a required unfunded availability reserve of $50 million.

As of February 28, 2010, we had cash and cash equivalents totaling approximately $315.4 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $508.8 million.

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

There have been no material changes to our estimated cash requirements for 2010 from those disclosed in our 2009 Annual Report on Form 10-K.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 28,	March 1,
	2010	2009
	(Dollars in millions)

Cash provided by operating activities	$75.5	$9.7
Cash used for investing activities	(37.9)	(14.7)
Cash provided by (used for) financing activities	8.4	(17.6)
Cash and cash equivalents	315.4	186.1

Cash flows from operating activities

Cash provided by operating activities was $75.5 million for the three-month period in 2010, as compared to $9.7 million for the same period in 2009. As compared to the prior year, we collected more cash from customers, consistent with our higher net revenues, and used less cash to build inventory, reflecting our disciplined approach to managing inventory in the current retail environment. These factors were partially offset by higher payments to vendors, reflecting the increase in our SG&A expenses.

Cash flows from investing activities

Cash used for investing activities was $37.9 million for the three-month period in 2010, as compared to $14.7 million for the same period in 2009. As compared to the prior year, the increase in cash used for investing activities primarily reflects investments made in our company-operated retail stores and information technology systems associated with our global ERP installation, as well as costs associated with the remodeling of the Company’s headquarters.

Cash flows from financing activities

Cash provided by financing activities was $8.4 million for the three-month period in 2010, compared to cash used of $17.6 million for the same period in 2009. Cash used in 2009 primarily related to required payments on the trademark tranche of our senior secured revolving credit facility; no such payment is required in 2010.

Indebtedness

The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We are in compliance with all of these covenants. There have been no substantial changes to our required aggregate debt principal payments for each of the next five years and thereafter from those disclosed in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

There have been no substantial changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2009 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2009 Annual Report on Form 10-K.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2009 and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and withstand the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions, changing consumer preferences and consolidations through mergers and acquisitions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to revitalize our Dockers® brand and to introduce our mass-channel offering in new wholesale customers and markets;

•	our wholesale customers’ decision to modify their strategies and adjust their product mix;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our ERP system throughout our business without disruption or to mitigate such disruptions;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to withstand the impacts of foreign currency exchange rate fluctuations;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social or economic instability in countries where we do business.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2009 Annual Report on Form 10-K.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2010, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at February 28, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Litigation.  There have been no material developments in our litigation matters since we filed our 2009 Annual Report on Form 10-K.

In the ordinary course of business, we have various pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2010, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 1,142 shares of our common stock to Richard Kauffman, and the award of stock appreciation rights (“SARs”) representing an aggregate of 589,092 shares of our common stock to certain of our executives. These awards were made under our 2006 Equity Incentive Plan.

The RSUs were granted as part of the standard annual compensation provided to our chairman of the board. RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. However, if the recipient’s continuous service terminates for reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. Recipients of the RSUs have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted into shares upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

The SARs were granted with an exercise price equal to the fair market value of the covered shares on the date of grant as determined by the board. 25% of each SAR grant vests on February 3, 2011, with the remaining 75% balance vesting on the first day of each month at a rate of 75%/36 months (2.08% per month) commencing February 4, 2011, and ending January 4, 2014, subject to continued service.

Upon the exercise of a SAR, the recipient will receive a share of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.

We will not receive any proceeds from the issuance or vesting of RSUs or SARs nor upon the exercise of the SARs. The RSUs and SARs were granted under Section 4(2) of the Securities Act of 1993, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.

We are a privately-held corporation; there is no public trading of our common stock. As of April 8, 2010, we had 37,302,432 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

The Patient Protection and Affordable Care Act (H.R. 3590) signed into law on March 23, 2010 (“the Act”), includes a provision eliminating the tax deductibility of retiree health care costs, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. Although the provisions of this Act do not take effect immediately, we are required to recognize the full accounting impact in our financial statements in the period in which the Act is signed. As a result, we expect to record a discrete charge to income tax expense in the second quarter of 2010. We estimate this charge to be approximately $14 million.

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

LEVI STRAUSS & Co
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: April 13, 2010

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