Form 10-Q
period 2010-05-30
LEVI STRAUSS & CO
filed 2010-07-13
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 30, 2010
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

Common Stock $.01 par value — 37,303,998 shares outstanding on July 8, 2010

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 30,	November 29,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$353,067	$270,804
Restricted cash	3,307	3,684
Trade receivables, net of allowance for doubtful accounts of $21,366 and $22,523	373,026	552,252
Inventories:
Raw materials	6,417	6,818
Work-in-process	8,425	10,908
Finished goods	437,608	433,546

Total inventories	452,450	451,272
Deferred tax assets, net	128,750	135,508
Other current assets	97,328	92,344

Total current assets	1,407,928	1,505,864
Property, plant and equipment, net of accumulated depreciation of $659,372 and $664,891	436,382	430,070
Goodwill	238,512	241,768
Other intangible assets, net	91,055	103,198
Non-current deferred tax assets, net	551,558	601,526
Other assets	112,386	106,955

Total assets	$2,837,821	$2,989,381

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$39,708	$18,749
Current maturities of long-term debt	—	—
Current maturities of capital leases	1,521	1,852
Accounts payable	183,295	198,220
Other accrued liabilities	196,492	271,019
Accrued salaries, wages and employee benefits	158,318	195,434
Accrued interest payable	11,048	28,709
Accrued income taxes	25,131	12,993

Total current liabilities	615,513	726,976
Long-term debt	1,777,726	1,834,151
Long-term capital leases	3,815	5,513
Postretirement medical benefits	151,795	156,834
Pension liability	376,713	382,503
Long-term employee related benefits	98,243	97,508
Long-term income tax liabilities	58,180	55,862
Other long-term liabilities	54,497	43,480

Total liabilities	3,136,482	3,302,827

Commitments and contingencies (Note 7)
Temporary equity	4,378	1,938

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,302,432 shares and 37,284,741 shares issued and outstanding	373	373
Additional paid-in capital	19,955	39,532
Accumulated deficit	(81,184)	(123,157)
Accumulated other comprehensive loss	(254,457)	(249,867)

Total Levi Strauss & Co. stockholders’ deficit	(315,313)	(333,119)
Noncontrolling interest	12,274	17,735

Total stockholders’ deficit	(303,039)	(315,384)

Total liabilities, temporary equity and stockholders’ deficit	$2,837,821	$2,989,381

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)
	(Unaudited)

Net sales	$957,959	$886,519	$1,973,966	$1,817,773
Licensing revenue	18,570	17,999	37,769	38,209

Net revenues	976,529	904,518	2,011,735	1,855,982
Cost of goods sold	477,108	489,141	979,386	995,484

Gross profit	499,421	415,377	1,032,349	860,498
Selling, general and administrative expenses	430,199	359,268	855,876	698,349

Operating income	69,222	56,109	176,473	162,149
Interest expense	(34,440)	(40,027)	(68,613)	(74,717)
Loss on early extinguishment of debt	(16,587)	—	(16,587)	—
Other income (expense), net	6,694	(20,260)	19,157	(17,271)

Income (loss) before income taxes	24,889	(4,178)	110,430	70,161
Income tax expense (benefit)	43,279	(266)	72,951	26,083

Net income (loss)	(18,390)	(3,912)	37,479	44,078
Net loss (income) attributable to noncontrolling interest	4,009	(216)	4,494	(137)

Net income (loss) attributable to Levi Strauss & Co.	$(14,381)	$(4,128)	$41,973	$43,941

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 30,	May 31,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$37,479	$44,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,650	36,445
Asset impairments	1,166	568
Loss on disposal of property, plant and equipment	51	174
Unrealized foreign exchange (gains) losses	(19,376)	4,791
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	5,340	18,147
Employee benefit plans’ amortization from accumulated other comprehensive loss	1,732	(9,894)
Employee benefit plans’ curtailment loss (gain), net	100	(2,028)
Noncash gain on extinguishment of debt, net of write-off of unamortized debt issuance costs	(13,647)	—
Amortization of deferred debt issuance costs	2,284	2,131
Stock-based compensation	2,875	3,660
Allowance for doubtful accounts	3,564	3,196
Change in operating assets and liabilities (excluding assets and liabilities acquired):
Trade receivables	129,489	134,784
Inventories	(47,382)	12,382
Other current assets	(11,301)	(2,576)
Other non-current assets	(16,851)	1,468
Accounts payable and other accrued liabilities	(30,251)	(59,386)
Income tax liabilities	56,525	(5,629)
Accrued salaries, wages and employee benefits	(29,268)	(48,770)
Long-term employee related benefits	3,889	27,780
Other long-term liabilities	18,510	(3,710)
Other, net	(159)	1,324

Net cash provided by operating activities	146,419	158,935

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(78,187)	(26,688)
Proceeds from sale of property, plant and equipment	1,323	176
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(5,340)	(18,147)
Acquisitions, net of cash acquired	(12,242)	(12,370)
Other	(114)	—

Net cash used for investing activities	(94,560)	(57,029)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	909,390	—
Repayments of long-term debt and capital leases	(865,076)	(36,406)
Short-term borrowings, net	21,798	10,995
Debt issuance costs	(16,931)	—
Restricted cash	(257)	(143)
Dividends to noncontrolling interest shareholders	—	(978)
Dividend to stockholders	(20,013)	(20,001)

Net cash provided by (used for) financing activities	28,911	(46,533)

Effect of exchange rate changes on cash and cash equivalents	1,493	3,436

Net increase in cash and cash equivalents	82,263	58,809
Beginning cash and cash equivalents	270,804	210,812

Ending cash and cash equivalents	$353,067	$269,621

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$82,453	$66,463
Income taxes	26,317	30,283

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 30, 2010, may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2010.

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

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the six months ended May 30, 2010, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 29, 2009	$207,423	$32,080	$2,265	$241,768
Additions	—	2,115	—	2,115
Foreign currency fluctuation	1	(5,380)	8	(5,371)

Balance, May 30, 2010	$207,424	$28,815	$2,273	$238,512

Other intangible assets, net, were as follows:

	May 30, 2010			November 29, 2009
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	45,177	(11,602)	33,575	46,529	(6,019)	40,510
Customer lists	18,542	(3,805)	14,737	22,340	(2,395)	19,945

	$106,462	$(15,407)	$91,055	$111,612	$(8,414)	$103,198

For the three and six months ended May 30, 2010, amortization of these intangible assets was $3.7 million and $7.6 million, respectively, and is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of operations. There have been no material changes to the estimated amortization of these intangible assets for the next five fiscal years from the amounts disclosed in the Company’s 2009 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	May 30, 2010			November 29, 2009
		Fair Value Estimated Using			Fair Value Estimated Using
		Leve1 1	Level 2		Leve1 1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$16,833	$16,833	$—	$16,855	$16,855	$—
Forward foreign exchange contracts, net(3)	5,627	—	5,627	721	—	721

Total financial assets carried at fair value	$22,460	$16,833	$5,627	$17,576	$16,855	$721

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$3,479	$—	$3,479	$14,519	$—	$14,519
Interest rate swap, net	—	—	—	1,451	—	1,451

Total financial liabilities carried at fair value	$3,479	$—	$3,479	$15,970	$—	$15,970

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and credit default swap prices. For the interest rate swap, for which the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention, inputs include LIBOR forward rates and credit default swap prices.

(3)	The Company’s forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements. These agreements are signed between the Company and each respective financial institution, and permit the net-settlement of forward foreign exchange contracts on a per institution basis.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 30, 2010		November 29, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$108,284	$105,578	$108,489	$103,618
8.625% Euro senior notes due 2013(2)	—	—	379,935	379,935
Senior term loan due 2014	323,612	298,541	323,497	291,163
9.75% senior notes due 2015(2)	—	—	462,704	485,572
8.875% senior notes due 2016	355,173	369,173	355,120	366,495
4.25% Yen-denominated Eurobonds due 2016(2)	100,546	87,276	232,494	197,448
7.75% Euro senior notes due 2018(2)	372,864	354,786	—	—
7.625% senior notes due 2020(2)	527,780	514,655	—	—
Short-term borrowings	39,986	39,986	19,027	19,027

Total financial liabilities carried at adjusted historical cost	$1,828,245	$1,769,995	$1,881,266	$1,843,258

(1)	Fair value estimate incorporates mid-market price quotes.

(2)	Reflect the Company’s refinancing activities during the second quarter of 2010. Please see Note 5 for additional information.

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

There have been no material changes in the Company’s use of derivative instruments or the way the Company accounts for such instruments and related hedged items from the information disclosed in the Company’s 2009 Annual Report on Form 10-K.

As of May 30, 2010, the Company had forward foreign exchange contracts to buy $391.8 million and to sell $157.3 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through October 2011.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

The table below provides data about the carrying values of derivative instruments and non-derivative instruments designated as net investment hedges:

	May 30, 2010			November 29, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$6,625	$(998)	$5,627	$1,189	$(468)	$721
Forward foreign exchange contracts(2)	2,529	(6,008)	(3,479)	5,675	(20,194)	(14,519)
Interest rate contracts(2)	—	—	—	—	(1,451)	(1,451)

Total derivatives not designated as hedging instruments	$9,154	$(7,006)		$6,864	$(22,113)

Non-derivatives designated as hedging instruments(3)
Euro senior notes	$—	$(370,830)		$—	$(374,641)
Yen-denominated Eurobonds(4)	—	(83,489)		—	(92,684)

Total non-derivatives designated as hedging instruments	$—	$(454,319)		$—	$(467,325)

(1)	Included in “Other current assets” or “Other assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

(3)	Amounts at May 30, 2010, reflect the Company’s refinancing activities during the second quarter of 2010. Please see Note 5 for additional information.

(4)	Represents the portion of the Yen-denominated Eurobonds that have been designated as a net investment hedge.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of operations:

			Gain or (Loss) Recognized in Other
	Gain or (Loss)		Income (Expense), net (Ineffective
	Recognized in AOCI		Portion and Amount Excluded from
	(Effective Portion)		Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 30, 2010	November 29, 2009	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
	(Dollars in thousands)

Forward foreign exchange contracts	$4,637	$4,637	$—	$—	$—	$—
Euro senior notes(1)	6,239	(61,570)	—	—	—	—
Yen-denominated Eurobonds(1)	(18,973)	(23,621)	825	(1,139)	5,550	1,418
Cumulative income taxes	3,623	31,237

Total	$(4,474)	$(49,317)

(1)	Amounts at May 30, 2010, reflect the Company’s refinancing activities during the second quarter of 2010. Please see Note 5 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of operations:

	Gain or (Loss) During
	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Forward foreign exchange contracts:
Realized	$(2,976)	$(21,537)	$(5,340)	$(18,147)
Unrealized	8,598	(29,572)	15,945	(28,603)

Total	$5,622	$(51,109)	$10,605	$(46,750)

NOTE 5:	DEBT

	May 30,	November 29,
	2010	2009
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$108,250

Total secured	108,250	108,250

Unsecured:
8.625% Euro senior notes due 2013	—	374,641
Senior term loan due 2014	323,498	323,340
9.75% senior notes due 2015	—	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	100,148	231,710
7.75% Euro senior notes due 2018	370,830	—
7.625% senior notes due 2020	525,000	—

Total unsecured	1,669,476	1,725,901
Less: current maturities	—	—

Total long-term debt	$1,777,726	$1,834,151

Short-term debt
Short-term borrowings	$39,708	$18,749
Current maturities of long-term debt	—	—

Total short-term debt	$39,708	$18,749

Total long-term and short-term debt	$1,817,434	$1,852,900

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

Issuance of Euro Senior Notes due 2018 and Senior Notes due 2020 and Tender, Redemption and Partial Repurchase of Euro Notes due 2013, Senior Notes due 2015, and Yen-denominated Eurobonds due 2016

Euro Notes due 2018 and Senior Notes due 2020.  On May 6, 2010, the Company issued €300.0 million in aggregate principal amount of 7.75% Euro senior notes due 2018 (the “2018 Euro Notes”) and $525.0 million in aggregate principal amount of 7.625% senior notes due 2020 (the “2020 Senior Notes”) to qualified institutional buyers. The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The 2018 Euro Notes mature on May 15, 2018, and the 2020 Senior Notes mature on May 15, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2010. The Company may redeem some or all of the 2018 Euro Notes prior to May 15, 2014, and some or all of the 2020 Senior Notes prior to May 15, 2015, each at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium; after these dates, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to May 15, 2013, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of each series of notes with the proceeds of one or more public equity offerings at a redemption price of 107.750% and 107.625% of the principal amount of the 2018 Euro Notes and 2020 Senior Notes, respectively, plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $17.5 million associated with the issuance of the notes, representing underwriting fees and other expenses, will be amortized to interest expense over the term of the notes.

Other Covenants.  The indenture governing both notes contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) incur liens, (6) impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, (7) enter into sale and leaseback transactions, (8) merge or consolidate with another person, and (9) dispose of all or substantially all of the Company’s assets. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding notes may declare all notes to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase. In addition, the Company agreed to use its reasonable best efforts to register each series of notes under the Securities Act of 1933 so as to allow holders to exchange the notes for the same principal amount of a new issue of notes with substantially identical terms, except that the exchange notes will generally be freely transferable under the Act.

Use of Proceeds and Loss on Early Extinguishment of Debt.  On April 22, 2010, the Company commenced a cash tender offer for the outstanding principal amount of its Euro Notes due 2013 and its Senior Notes due 2015. The tender offer expired May 19, 2010, and the Company redeemed all remaining notes that were not tendered in the offer on May 25, 2010. The Company purchased all of the outstanding Euro Notes due 2013 and its Senior Notes due 2015 pursuant to the tender offer and subsequent redemption.

On May 21, 2010, the Company also repurchased ¥10,883,500,000 in principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $100.0 million including accrued interest.

The tender offer, redemption, and partial repurchase described above, as well as underwriting fees associated with the new issuance, were funded with the proceeds from the issuance of the 2018 Euro Notes and the 2020 Senior

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

Notes. The Company recorded a loss of $16.6 million on early extinguishment of debt, comprised of tender premiums of approximately $30.2 million and the write-off of approximately $7.6 million of unamortized debt issuance costs, net of applicable premium, offset by a gain of approximately $21.2 million related to the partial repurchase of Yen-denominated Eurobonds at a discount to their par value.

Short-term Credit Lines and Standby Letters of Credit

As of May 30, 2010, the Company’s total availability of $260.6 million under its senior secured revolving credit facility was reduced by $80.5 million of letters of credit and other credit usage under the facility, yielding a net availability of $180.1 million.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 30, 2010, was 7.40% and 7.33%, respectively, compared to 7.48% and 7.50% in the same periods of 2009.

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,927	$1,262	$118	$107
Interest cost	14,888	15,334	2,169	2,760
Expected return on plan assets	(11,522)	(10,525)	—	—
Amortization of prior service cost (benefit)(1)	111	199	(7,391)	(9,924)
Amortization of actuarial loss(2)	6,666	4,294	1,402	433
Curtailment gain	—	(32)	—	(188)
Net settlement loss	20	—	—	—

Net periodic benefit cost (income)	12,090	10,532	(3,702)	(6,812)

Changes in accumulated other comprehensive loss:
Actuarial loss	179	—	—	—
Amortization of prior service (cost) benefit	(111)	(199)	7,391	9,924
Amortization of actuarial loss	(6,666)	(4,294)	(1,402)	(433)
Curtailment gain	—	—	—	188

Total recognized in accumulated other comprehensive loss	(6,598)	(4,493)	5,989	9,679

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$5,492	$6,039	$2,287	$2,867

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$3,914	$2,531	$236	$214
Interest cost	29,877	30,651	4,338	5,521
Expected return on plan assets	(23,090)	(21,047)	—	—
Amortization of prior service cost (benefit)(1)	229	397	(14,783)	(19,849)
Amortization of actuarial loss(2)	13,331	8,581	2,804	867
Curtailment loss (gain)	100	(59)	—	(1,969)
Net settlement loss	192	115	—	—

Net periodic benefit cost (income)	24,553	21,169	(7,405)	(15,216)

Changes in accumulated other comprehensive loss:
Actuarial loss	303	—	—	—
Amortization of prior service (cost) benefit	(229)	(397)	14,783	19,849
Amortization of actuarial loss	(13,331)	(8,581)	(2,804)	(867)
Curtailment (loss) gain	(13)	27	—	1,969
Net settlement loss	(151)	(115)	—	—

Total recognized in accumulated other comprehensive loss	(13,421)	(9,066)	11,979	20,951

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$11,132	$12,103	$4,574	$5,735

(1)	Amortization of prior service benefit recognized during each period with respect to the Company’s postretirement benefit plans relates primarily to the favorable impact of plan amendments in February 2004 and August 2003. For the three and six months ended May 30, 2010, as compared to the same prior-year periods, Amortization of prior service benefit declined in relation to the expected service lives of the employees affected by these plan changes.

(2)	For the three and six months ended May 30, 2010, as compared to the same prior-year periods, the increase in Amortization of actuarial loss resulted from the impact of the changes in discount rate assumptions for the pension and postretirement benefit plans as of November 29, 2009.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

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

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

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

NOTE 8:	DIVIDEND PAYMENT

In each of the second quarters of 2010 and 2009, the Company paid cash dividends of $20 million. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company’s Board of Directors depending upon, among other factors, the Company’s financial condition and compliance with the terms of its debt agreements. The dividend payment resulted in a decrease to “Additional paid-in capital” as the Company is in an accumulated deficit position.

NOTE 9:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income (loss)	$(18,390)	$(3,912)	$37,479	$44,078

Other comprehensive income (loss):
Pension and postretirement benefits	3,254	(3,792)	1,023	(8,578)
Net investment hedge gains (losses)	22,612	(20,855)	44,843	(16,813)
Foreign currency translation (losses) gains	(25,853)	15,742	(51,608)	1,396
Unrealized gain on marketable securities	167	1,473	184	594

Total other comprehensive income (loss)	180	(7,432)	(5,558)	(23,401)

Comprehensive income (loss)	(18,210)	(11,344)	31,921	20,677
Comprehensive income (loss) attributable to noncontrolling interest	(4,370)	377	(5,462)	(63)

Comprehensive income (loss) attributable to Levi Strauss & Co.	$(13,840)	$(11,721)	$37,383	$20,740

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 30,	November 29,
	2010	2009
	(Dollars in thousands)

Pension and postretirement benefits	$(175,857)	$(176,880)
Net investment hedge losses	(4,474)	(49,317)
Foreign currency translation losses	(63,258)	(11,650)
Unrealized loss on marketable securities	(1,891)	(2,075)

Accumulated other comprehensive loss	(245,480)	(239,922)
Accumulated other comprehensive income attributable to noncontrolling interest	8,977	9,945

Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(254,457)	$(249,867)

NOTE 10:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Foreign exchange management gains (losses)(1)	$5,622	$(51,109)	$10,605	$(46,750)
Foreign currency transaction gains(2)	1,027	30,955	8,203	29,056
Interest income	700	538	1,292	1,137
Other	(655)	(644)	(943)	(714)

Total other income (expense), net	$6,694	$(20,260)	$19,157	$(17,271)

(1)	Foreign exchange management gains in 2010 were primarily driven by the appreciation of the U.S. Dollar against the Euro, the Japanese Yen and the Australian Dollar. Losses in 2009 were primarily driven by the weakening of the U.S. Dollar against the Euro, the Canadian Dollar and the Australian Dollar.

(2)	Foreign currency transaction gains in 2010 were primarily driven by the appreciation of the U.S. Dollar against the Euro and the Japanese Yen. Gains in 2009 were primarily driven by the appreciation of the Euro, the Australian Dollar and the Swedish Krona against the U.S. Dollar.

NOTE 11:	INCOME TAXES

The effective income tax rate was 66.1% for the six months ended May 30, 2010, compared to 37.2% for the same period ended May 31, 2009. The 28.9 percentage-point increase in the effective income tax rate was primarily driven by significant discrete income tax charges recognized during the second quarter.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Due primarily to the recent negative financial performance of its affiliate in Japan, the Company recorded tax expense of $14.2 million during the three months ended May 30, 2010, to recognize a valuation allowance to fully offset the amount of the affiliate’s deferred tax assets, as the Company determined it is

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

more likely than not these assets will not be realized. This discrete charge represents 12.9 percentage-points of the increase in the effective income tax rate for the six months ended May 30, 2010.

The tax treatment of Medicare Part D subsidies changed during the second quarter as a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act (the “Health Care Act”). The Health Care Act includes a provision eliminating, beginning in the Company’s tax year 2014, the tax deductibility of the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees to the extent of the Federal subsidy received. Accordingly, the Company recorded a discrete tax charge of $14.0 million to recognize the reduction in the related deferred tax assets in the period the legislation was enacted. This discrete charge represents 12.7 percentage-points of the increase in the effective income tax rate for the six months ended May 30, 2010.

As of May 30, 2010, the Company’s total gross amount of unrecognized tax benefits was $161.5 million, of which $92.6 million would impact the effective tax rate, if recognized. As of November 29, 2009, the Company’s total gross amount of unrecognized tax benefits was $160.5 million, of which $92.0 million would have impacted the effective tax rate, if recognized.

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and six-month periods ended May 30, 2010, the Company donated $0.3 million and $0.5 million, respectively, to the Levi Strauss Foundation as compared to $0.3 million and $0.5 million, respectively, for the same prior-year periods.

NOTE 13:	BUSINESS SEGMENT INFORMATION

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2010

Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Net revenues:
Americas	$557,962	$517,537	$1,103,211	$1,021,399
Europe	240,130	221,093	546,253	488,429
Asia Pacific	178,437	165,888	362,271	346,154

Total net revenues	$976,529	$904,518	$2,011,735	$1,855,982

Operating income:
Americas	$84,917	$67,644	$160,980	$121,859
Europe	31,598	22,386	97,983	80,670
Asia Pacific	16,896	19,376	47,549	51,110

Regional operating income	133,411	109,406	306,512	253,639
Corporate expenses	64,189	53,297	130,039	91,490

Total operating income	69,222	56,109	176,473	162,149
Interest expense	(34,440)	(40,027)	(68,613)	(74,717)
Loss on early extinguishment of debt	(16,587)	—	(16,587)	—
Other income (expense), net	6,694	(20,260)	19,157	(17,271)

Income (loss) before income taxes	$24,889	$(4,178)	$110,430	$70,161

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. We also distribute our Levi’s® and Dockers® products through our online stores, and 453 company-operated stores located in 26 countries, including the United States. These stores generated approximately 16% of our net revenues in the first half of 2010, as compared to the first half of 2009, when company-operated stores generated 11% of our net revenues. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and mass and other value-oriented retailers and franchised stores in Asia Pacific.

Our Europe and Asia Pacific businesses, collectively, contributed 45% of our net revenues and 47% of our regional operating income in the first half of 2010. Sales of Levi’s® brand products represented approximately 81% of our total net sales in the first half of 2010.

Trends Affecting Our Business

During the second quarter of 2010, difficult economic conditions persisted around the world. Concerns remain about high unemployment and the prospects for sustained economic recovery from the global economic downturn, and consumer spending which continues to be weak in many markets, especially in Europe and Japan. Our wholesale customers continue to manage their businesses with leaner inventories, and we remain committed to managing our inventories commensurate with the needs of our customers and the retail environment.

At the same time we remained focused on our key strategies: build upon our leadership position in the jean and khaki categories through product and marketing innovation, enhance relationships with wholesale customers and expand our dedicated store network to drive sales growth, capitalize on our global footprint, and continuously increase our productivity.

Our Second Quarter 2010 Results

In the midst of this difficult economic environment, our second quarter 2010 results reflect net revenue growth and the effects of the strategic investments we have made in 2009 and 2010 in line with our long-term objectives.

•	Net revenues. Our consolidated net revenues increased by 8% compared to the second quarter of 2009, an increase of 5% on a constant-currency basis. Increased net revenues were driven by our acquisitions in 2009 and growth in revenues associated with our Levi’s® brand in the Americas, partly offset by continued declines in the wholesale channel in certain markets.

•	Operating income. Our operating income and operating margin increased compared to the second quarter of 2009, benefitting from a higher gross margin, the favorable impact of currency, and the increase in our constant-currency net revenues. We continued to invest in the expansion of our dedicated store network and advertising in support of our brands.

•	Cash flows. Cash flows provided by operating activities remained strong at $146 million for the first half of 2010 as compared to $159 million for the same period in 2009. We continued our planned investment in our strategic business initiatives and refinanced a significant portion of our debt.

Refinancing of Debt

In May 2010 we completed an offering of €300.0 million aggregate principal amount of 7.75% Senior Notes due 2018 and $525.0 million aggregate principal amount of 7.625% Senior Notes due 2020. We used the net proceeds to complete a tender offer for our outstanding 9.75% Senior Notes due 2015 and 8.625% Senior Notes due 2013. Additionally, we repurchased ¥10,883,500,000 aggregate principal amount of our 4.25% Yen-denominated Eurobonds due 2016, for total consideration of $100.0 million including accrued interest. As a result of these actions, we extended the maturity profile of our debt without significantly impacting our weighted-average cost of borrowing.

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

Results of Operations for Three and Six Months Ended May 30, 2010, as Compared to Same Periods in 2009

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 30,	May 31,				May 30,	May 31,
			%	2010	2009			%	2010	2009
	May 30,	May 31,	Increase	% of Net	% of Net	May 30,	May 31,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues	2010	2009	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$958.0	$886.5	8.1%	98.1%	98.0%	$1,974.0	$1,817.8	8.6%	98.1%	97.9%
Licensing revenue	18.5	18.0	3.2%	1.9%	2.0%	37.7	38.2	(1.2)%	1.9%	2.1%

Net revenues	976.5	904.5	8.0%	100.0%	100.0%	2,011.7	1,856.0	8.4%	100.0%	100.0%
Cost of goods sold	477.1	489.1	(2.5)%	48.9%	54.1%	979.3	995.5	(1.6)%	48.7%	53.6%

Gross profit	499.4	415.4	20.2%	51.1%	45.9%	1,032.4	860.5	20.0%	51.3%	46.4%
Selling, general and administrative expenses	430.2	359.3	19.7%	44.1%	39.7%	855.9	698.4	22.6%	42.5%	37.6%

Operating income	69.2	56.1	23.4%	7.1%	6.2%	176.5	162.1	8.8%	8.8%	8.7%
Interest expense	(34.4)	(40.0)	(14.0)%	(3.5)%	(4.4)%	(68.6)	(74.7)	(8.2)%	(3.4)%	(4.0)%
Loss on early extinguishment of debt	(16.6)	—	—	(1.7)%	—	(16.6)	—	—	(0.8)%	—
Other income (expense), net	6.7	(20.3)	(133.0)%	0.7%	(2.2)%	19.2	(17.2)	(210.9)%	1.0%	(0.9)%

Income (loss) before income taxes	24.9	(4.2)	(695.7)%	2.5%	(0.5)%	110.5	70.2	57.4%	5.5%	3.8%
Income tax expense (benefit)	43.3	(0.3)	(16370.3)%	4.4%	—	73.0	26.1	179.7%	3.6%	1.4%

Net income (loss)	(18.4)	(3.9)	370.1%	(1.9)%	(0.4)%	37.5	44.1	(15.0)%	1.9%	2.4%
Net loss (income) attributable to noncontrolling interest	4.0	(0.2)	(1956.0)%	0.4%	—	4.5	(0.2)	(3380.3)%	0.2%	—

Net income (loss) attributable to Levi Strauss & Co.	$(14.4)	$(4.1)	248.4%	(1.5)%	(0.5)%	$42.0	$43.9	(4.5)%	2.1%	2.4%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 30,	May 31,	As	Constant	May 30,	May 31,	As	Constant
	2010	2009	Reported	Currency	2010	2009	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$558.0	$517.5	7.8%	5.9%	$1,103.2	$1,021.4	8.0%	6.4%
Europe	240.1	221.1	8.6%	6.5%	546.2	488.4	11.8%	6.2%
Asia Pacific	178.4	165.9	7.6%	(2.0)%	362.3	346.2	4.7%	(3.3)%

Total net revenues	$976.5	$904.5	8.0%	4.6%	$2,011.7	$1,856.0	8.4%	4.5%

Total net revenues increased on both reported and constant-currency bases for the three- and six-month periods ended May 30, 2010, as compared to the same prior-year period. Reported amounts were affected favorably by changes in foreign currency exchange rates across all regions.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased for the three- and six-month periods, with currency affecting net revenues favorably by approximately $10 million and $16 million, respectively.

For both periods, an increase in net revenues for the Levi’s® brand was driven by the additional outlet stores we acquired in July 2009, as well as strong performance of our men’s, Juniors and boy’s products in the wholesale channel. The improved Levi’s® brand performance was partially offset by declines in both periods of net sales from our Signature and U.S. Dockers® brands.

Europe.  Net revenues in Europe increased on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues favorably by approximately $3 million and $24 million, respectively.

The region’s net revenues increase in both periods was driven by the impact of our 2009 footwear and accessories business acquisition and our expanding company-operated retail network throughout the region, and was partially offset by continued sales declines in our traditional wholesale channels reflecting the region’s ongoing depressed retail environment.

Asia Pacific.  Net revenues in Asia Pacific increased on a reported basis, but decreased on a constant-currency basis, for the three- and six-month periods, with currency affecting net revenues favorably by approximately $16 million and $28 million, respectively.

Net revenues in the region decreased primarily due to lower sales in Japan. This decline was partially offset in both periods primarily by the continued expansion of our brand-dedicated retail network in China and India.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
			%			%
	May 30,	May 31,	Increase	May 30,	May 31,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(Dollars in millions)

Net revenues	$976.5	$904.5	8.0%	$2,011.7	$1,856.0	8.4%
Cost of goods sold	477.1	489.1	(2.5)%	979.3	995.5	(1.6)%

Gross profit	$499.4	$415.4	20.2%	$1,032.4	$860.5	20.0%

Gross margin	51.1%	45.9%		51.3%	46.4%

As compared to the same prior-year periods, the gross profit increase for the three- and six-month periods ended May 30, 2010, was driven by improved gross margins in each of our regions, the increase in our constant-currency net revenues, and a favorable currency impact of approximately $24 million and $53 million, respectively. The improvement in our gross margin in both periods reflected the increased contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative (“SG&A”) expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 30,	May 31,				May 30,	May 31,
			%	2010	2009			%	2010	2009
	May 30,	May 31,	Increase	% of Net	% of Net	May 30,	May 31,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues	2010	2009	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$147.7	$107.4	37.6%	15.1%	11.9%	$304.0	$213.2	42.6%	15.1%	11.5%
Advertising and promotion	71.1	59.7	19.2%	7.3%	6.6%	129.6	97.9	32.4%	6.4%	5.3%
Administration	98.6	81.6	20.7%	10.1%	9.0%	193.4	166.8	16.0%	9.6%	9.0%
Other	112.8	110.6	2.0%	11.5%	12.2%	228.9	220.5	3.8%	11.4%	11.9%

Total SG&A	$430.2	$359.3	19.7%	44.1%	39.7%	$855.9	$698.4	22.6%	42.5%	37.6%

Currency drove approximately $9 million and $23 million of the increase in SG&A expenses for the three- and six-month periods ended May 30, 2010, respectively, as compared to the same prior-year periods.

Selling.  Selling expenses increased across all business segments for both periods, primarily reflecting 130 company-operated stores we have added since May 31, 2009.

Advertising and promotion.  Advertising and promotion expenses increased for the three- and six-month periods most significantly in the Americas, primarily due to an increase in campaign spend in support of our U.S. Levi’s® and U.S. Dockers® brands.

Administration.  Administration expenses include corporate expenses and other administrative charges. The increase was driven primarily by higher costs associated with our pension and postretirement benefit plans, our business acquisitions in 2009, and various corporate initiatives, as well as an increase in incentive compensation expense related to greater achievement against our internally-set objectives.

Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs. These costs increased in both periods primarily due to the effects of currency.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
				May 30,		May 31,					May 30,		May 31,
			%	2010		2009				%	2010		2009
	May 30,	May 31,	Increase	% of Net		% of Net		May 30,	May 31,	Increase	% of Net		% of Net
	2010	2009	(Decrease)	Revenues		Revenues		2010	2009	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$84.9	$67.6	25.5%	15.2%		13.1%		$161.0	$121.8	32.1%	14.6%		11.9%
Europe	31.6	22.4	41.1%	13.2%		10.1%		98.0	80.7	21.5%	17.9%		16.5%
Asia Pacific	16.9	19.4	(12.8)%	9.5%		11.7%		47.5	51.1	(7.0)%	13.1%		14.8%

Total regional operating income	133.4	109.4	21.9%	13.7	%*	12.1	%*	306.5	253.6	20.8%	15.2	%*	13.7	%*
Corporate expenses	64.2	53.3	20.4%	6.6	%*	5.9	%*	130.0	91.5	42.1%	6.5	%*	4.9	%*

Total operating income	$69.2	$56.1	23.4%	7.1	%*	6.2	%*	$176.5	$162.1	8.8%	8.8	%*	8.7	%*

Operating margin	7.1%	6.2%						8.8%	8.7%

*	Percentage of consolidated net revenues

Currency favorably affected total operating income by approximately $15 million and $30 million for the three- and six-month periods, respectively.

Regional operating income.  The following describes changes in operating income by segment for the three- and six-month periods ended May 30, 2010, compared to the same prior-year periods:

•	Americas. For both periods, the region’s higher operating margin and operating income were primarily driven by the improvement in gross margin, the effects of which were partially offset by the increased selling and advertising expenses in the region.

•	Europe. For both periods, the increase in the region’s operating income was primarily due to the favorable impact of currency. The region’s higher operating margins as compared to prior year for both periods reflected the region’s gross margin improvement, partially offset by higher expenses reflecting our company-operated store expansion.

•	Asia Pacific. For both periods, the favorable impact of currency and the region’s improved gross margin to the region’s operating income was more than offset by the impact of the net sales declines in Japan.

Corporate.  Corporate expenses for the three- and six-month periods increased over the same prior-year periods primarily due to increased costs associated with our pension and postretirement benefit plans, various corporate initiatives, and the classification of information technology and marketing staff costs of a global nature that were centralized under corporate management beginning in 2010. These costs were not significant to any of our regional segments individually or to prior periods, and as such, prior period amounts were not reclassified. For the six-month period as compared to the same prior-year period, lower severance accruals in the second quarter were offset by termination costs recorded in the first quarter of 2010 resulting from the exit of certain retail locations.

Interest expense

Interest expense decreased to $34.4 million and $68.6 million for the three- and six-month periods ended May 30, 2010, respectively, from $40.0 million and $74.7 million for the same periods in 2009. The appreciation of the US Dollar against the Euro caused the decrease in interest expense.

The weighted-average interest rate on average borrowings outstanding for the three- and six- months periods ended May 30, 2010, were 7.40% and 7.33%, respectively, as compared to 7.48% and 7.50%, respectively, for the same prior-year periods in 2009.

Loss on early extinguishment of debt

During the three months ended May 30, 2010, we recorded a $16.6 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of tender premiums of approximately $30.2 million and the write-off of approximately $7.6 million of unamortized debt issuance costs net of applicable premium, offset by a gain of approximately $21.2 million related to the partial repurchase of Yen-denominated Eurobonds due 2016 at a discount to their par value.

Other income (expense), net

For the three- and six-month periods in 2010, we recorded income of $6.7 million and $19.2 million, respectively, as compared to expense of $20.3 million and $17.3 million, respectively, for the same periods in 2009. The increase primarily reflects foreign exchange management gains driven by the appreciation of the U.S. Dollar against the Euro, the Japanese Yen and the Australian Dollar.

Income tax (benefit) expense

The effective income tax rate was 66.1% for the six months ended May 30, 2010, compared to 37.2% for the same period ended May 31, 2009. Approximately 25.6 percentage points of the increase in the effective income tax rate was primarily driven by the two significant discrete income tax charges recognized during the second quarter.

Due primarily to our recent negative financial performance in Japan, we recognized an expense of $14.2 million during the three months ended May 30, 2010, to recognize a valuation allowance to fully offset the amount of the deferred tax assets of our Japanese affiliate, as we no longer expect that it is more likely than not that we will benefit from them.

Additionally, we recognized an expense of $14.0 million due to the enactment in March 2010 of the Patient Protection and Affordable Care Act, which includes a provision eliminating, beginning in our tax year 2014, the tax deductibility of the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees to the extent of the Federal subsidy received.

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

We are borrowers under an amended and restated senior secured revolving credit facility. The maximum availability under the facility is $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility includes a $250 million trademark tranche and a $500 million revolving tranche. The revolving tranche increases as the trademark tranche is repaid, up to a maximum of $750 million when the trademark tranche is repaid in full. Upon repayment of the trademark tranche, the secured interest in the U.S. trademarks will be released. As of May 30, 2010, we had borrowings of $108.3 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $180.1 million, as our total availability of $260.6 million, based on collateral levels as defined by the agreement, was reduced by $80.5 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

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

As of May 30, 2010, we had cash and cash equivalents totaling approximately $353.1 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $533.2 million.

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

There have been no material changes to our estimated cash requirements for 2010 from those disclosed in our 2009 Annual Report on Form 10- K.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 30,	May 31,
	2010	2009
	(Dollars in millions)

Cash provided by operating activities	$146.4	$158.9
Cash used for investing activities	(94.6)	(57.0)
Cash provided by (used for) financing activities	28.9	(46.5)
Cash and cash equivalents	353.1	269.6

Cash flows from operating activities

Cash provided by operating activities was $146.4 million for the first half of 2010, as compared to $158.9 million for the same period in 2009. Operating cash declined compared to the prior year, as an increase in cash collected from customers, reflecting our higher net revenues, was offset by higher payments to vendors, reflecting the increase in our SG&A expenses, and an increase in cash paid for interest, reflecting an accelerated timing of interest payments driven by our refinancing activities.

Cash flows from investing activities

Cash used for investing activities was $94.6 million for the first half of 2010, as compared to $57.0 million for the same period in 2009. As compared to the prior year, the increase in cash used for investing activities primarily reflects costs associated with the remodeling of the Company’s headquarters as well as investments made in our company-operated retail stores and information technology systems associated with our global ERP installation.

Cash flows from financing activities

Cash provided by financing activities was $28.9 million for the first half of 2010, compared to cash used of $46.5 million for the same period in 2009. Net cash provided in 2010 reflected our May 2010 refinancing activities. Cash used in 2009 primarily related to required payments on the trademark tranche of our senior secured revolving credit facility; no such payment is required in 2010.

Indebtedness

We had fixed-rate debt of approximately $1.4 billion (76% of total debt) and variable-rate debt of approximately $0.4 billion (24% of total debt) as of May 30, 2010. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We are in compliance with all of these covenants. Subsequent to our refinancing actions, our required aggregate debt principal payments, excluding short-term borrowings, are $108.3 million in 2012, $323.5 million in 2014 and the remaining $1.3 billion in years after 2015. Short-term borrowings totaling $39.7 million as of May 30, 2010, are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2009 and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and respond to the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions, changing consumer preferences and consolidations through mergers and acquisitions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to revitalize our Dockers® brand and to introduce our mass-channel offering in new wholesale customers and markets;

•	our wholesale customers’ decision to modify their strategies and adjust their product mix;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our ERP system throughout our business without disruption or to mitigate such disruptions;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	consequences of foreign currency exchange rate fluctuations;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social or economic instability in countries where we do business.

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

Evaluation of Disclosure Controls and Procedures

As of May 30, 2010, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at May 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our board of directors is divided into three classes with directors elected for overlapping three-year terms. Our shares of common stock are deposited in a voting trust, and the voting trustees elect our directors. On April 22, 2010, our stockholders, acting by written consent through the voting trustees, elected two Class III directors to serve for a three-year term expiring at our Annual Stockholders Meeting in 2013. Those directors are Patricia Salas Pineda and R. John Anderson. In addition, on May 14, 2010, our stockholders, acting by written consent through the voting trustees, elected Robert A. Eckert as an additional Class III director to serve for a three-year term expiring at our Annual Stockholders Meeting in 2013. Our Class I directors, all of whom continue in office through our Annual Stockholders Meeting in 2011, are Robert D. Haas, Leon J. Level and Stephen C. Neal. Our Class II directors, all of whom continue in office through our Annual Stockholders Meeting in 2012, are Vanessa J. Castagna, Peter E. Haas, Jr. and Richard Kauffman.

Item 5.	OTHER INFORMATION

On July 7, 2010, Peter A. Georgescu, a member of the registrant’s Board of Directors since 2000 and a member of the Audit and Nominating and Governance Committees of the Board, resigned from the Board, effective immediately.

Item 6.	EXHIBITS

4.1	Indenture, dated as of May 6, 2010, between Levi Strauss & Co. and Wells Fargo Bank, National Association, as trustee, governing the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020 (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed May 7, 2010).
4.2	First Supplemental Indenture, dated as of May 6, 2010, to the Indenture dated as of December 22, 2004, each between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the U.S. Dollar denominated 9.75% Senior Notes due 2015 (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed May 7, 2010).
4.3	First Supplemental Indenture, dated as of May 6, 2010, to the Indenture dated as of March 11, 2005, each between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the U.S. Dollar denominated 8.625% Senior Notes due 2013 (incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed May 7, 2010).
4.4	Registration Rights Agreement, dated May 6, 2010 among Levi Strauss & Co., Merrill Lynch International and Banc of America Securities LLC in relation to the Euro denominated 7.75% Senior Notes due 2018 and the U.S. Dollar denominated 7.625% Senior Notes due 2020 (incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K filed May 7, 2010).
4.5	Purchase Agreement relating to the private placement of 7.75% Senior Notes due 2018 and 7.625% Senior Notes due 2020, dated April 28, 2010, among Levi Strauss & Co., Merrill Lynch International and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2010).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & Co.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: July 13, 2010

EXHIBIT INDEX

4.1	Indenture, dated as of May 6, 2010, between Levi Strauss & Co. and Wells Fargo Bank, National Association, as trustee, governing the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020 (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed May 7, 2010).
4.2	First Supplemental Indenture, dated as of May 6, 2010 to the Indenture dated as of December 22, 2004, each between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the U.S. Dollar denominated 9.75% Senior Notes due 2015 (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed May 7, 2010).
4.3	First Supplemental Indenture, dated as of May 6, 2010 to the Indenture dated as of March 11, 2005, each between Levi Strauss & Co. and Wilmington Trust Company, as trustee, governing the U.S. Dollar denominated 8.625% Senior Notes due 2013 (incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed May 7, 2010).
4.4	Registration Rights Agreement, dated May 6, 2010 among Levi Strauss & Co., Merrill Lynch International and Banc of America Securities LLC in relation to the Euro denominated 7.75% Senior Notes due 2018 and the U.S. Dollar denominated 7.625% Senior Notes due 2020 (incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K filed May 7, 2010).
4.5	Purchase Agreement relating to the private placement of 7.75% Senior Notes due 2018 and 7.625% Senior Notes due 2020, dated April 28, 2010, among Levi Strauss & Co., Merrill Lynch International and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2010).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.