Form 10-Q
period 2010-08-29
LEVI STRAUSS & CO
filed 2010-10-12
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 29, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock $.01 par value — 37,322,358 shares outstanding on October 7, 2010

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 29,	November 29,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$261,198	$270,804
Restricted cash	3,400	3,684
Trade receivables, net of allowance for doubtful accounts of $22,849 and $22,523	506,299	552,252
Inventories:
Raw materials	5,836	6,818
Work-in-process	8,256	10,908
Finished goods	551,437	433,546

Total inventories	565,529	451,272
Deferred tax assets, net	127,943	135,508
Other current assets	95,605	92,344

Total current assets	1,559,974	1,505,864
Property, plant and equipment, net of accumulated depreciation of $674,169 and $664,891	459,384	430,070
Goodwill	239,958	241,768
Other intangible assets, net	87,691	103,198
Non-current deferred tax assets, net	563,516	601,526
Other assets	112,897	106,955

Total assets	$3,023,420	$2,989,381

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$37,844	$18,749
Current maturities of long-term debt	—	—
Current maturities of capital leases	1,618	1,852
Accounts payable	244,775	198,220
Other accrued liabilities	233,100	271,019
Accrued salaries, wages and employee benefits	163,912	195,434
Accrued interest payable	37,366	28,709
Accrued income taxes	42,218	12,993

Total current liabilities	760,833	726,976
Long-term debt	1,796,265	1,834,151
Long-term capital leases	3,612	5,513
Postretirement medical benefits	149,608	156,834
Pension liability	360,912	382,503
Long-term employee related benefits	101,897	97,508
Long-term income tax liabilities	59,099	55,862
Other long-term liabilities	56,043	43,480

Total liabilities	3,288,269	3,302,827

Commitments and contingencies (Note 7)
Temporary equity	4,692	1,938

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,324,575 shares and 37,284,741 shares issued and outstanding	373	373
Additional paid-in capital	21,184	39,532
Accumulated deficit	(53,006)	(123,157)
Accumulated other comprehensive loss	(249,755)	(249,867)

Total Levi Strauss & Co. stockholders’ deficit	(281,204)	(333,119)
Noncontrolling interest	11,663	17,735

Total stockholders’ deficit	(269,541)	(315,384)

Total liabilities, temporary equity and stockholders’ deficit	$3,023,420	$2,989,381

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
	(Dollars in thousands)
	(Unaudited)

Net sales	$1,090,448	$1,021,829	$3,064,414	$2,839,602
Licensing revenue	18,557	18,571	56,326	56,780

Net revenues	1,109,005	1,040,400	3,120,740	2,896,382
Cost of goods sold	565,393	545,985	1,544,779	1,541,469

Gross profit	543,612	494,415	1,575,961	1,354,913
Selling, general and administrative expenses	457,309	396,041	1,313,185	1,094,390

Operating income	86,303	98,374	262,776	260,523
Interest expense	(31,734)	(37,931)	(100,347)	(112,648)
Loss on early extinguishment of debt	—	—	(16,587)	—
Other income (expense), net	(7,695)	(6,696)	11,462	(23,967)

Income before income taxes	46,874	53,747	157,304	123,908
Income tax expense	20,252	13,347	93,203	39,430

Net income	26,622	40,400	64,101	84,478
Net loss attributable to noncontrolling interest	1,556	303	6,050	166

Net income attributable to Levi Strauss & Co.	$28,178	$40,703	$70,151	$84,644

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 29,	August 30,
	2010	2009
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$64,101	$84,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,983	58,379
Asset impairments	2,307	1,720
(Gain) loss on disposal of property, plant and equipment	(100)	171
Unrealized foreign exchange (gains) losses	(15,789)	8,716
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	8,412	29,776
Employee benefit plans’ amortization from accumulated other comprehensive loss	2,557	(14,891)
Employee benefit plans’ curtailment loss (gain), net	100	(2,108)
Noncash gain on extinguishment of debt, net of write-off of unamortized debt issuance costs	(13,647)	—
Amortization of deferred debt issuance costs	3,293	3,225
Stock-based compensation	4,419	5,739
Allowance for doubtful accounts	6,428	6,721
Change in operating assets and liabilities (excluding assets and liabilities acquired):
Trade receivables	16,871	67,088
Inventories	(134,592)	31,345
Other current assets	(6,930)	(4,265)
Other non-current assets	(17,320)	7,636
Accounts payable and other accrued liabilities	55,700	(82,752)
Income tax liabilities	63,760	(8,280)
Accrued salaries, wages and employee benefits	(41,324)	(38,172)
Long-term employee related benefits	504	23,491
Other long-term liabilities	19,113	(5,071)
Other, net	(17)	950

Net cash provided by operating activities	95,829	173,896

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(107,874)	(46,016)
Proceeds from sale of property, plant and equipment	1,375	905
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(8,412)	(29,776)
Acquisitions, net of cash acquired	(12,242)	(80,921)
Other	(114)	—

Net cash used for investing activities	(127,267)	(155,808)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	909,390	—
Repayments of long-term debt and capital leases	(865,527)	(54,632)
Short-term borrowings, net	19,176	8,224
Debt issuance costs	(17,512)	—
Restricted cash	(248)	(81)
Dividends to noncontrolling interest shareholders	—	(978)
Dividend to stockholders	(20,013)	(20,001)

Net cash provided by (used for) financing activities	25,266	(67,468)

Effect of exchange rate changes on cash and cash equivalents	(3,434)	10,304

Net decrease in cash and cash equivalents	(9,606)	(39,076)
Beginning cash and cash equivalents	270,804	210,812

Ending cash and cash equivalents	$261,198	$171,736

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$87,097	$92,439
Income taxes	34,980	41,544

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, jackets, footwear and related accessories, for men, women and children under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.tm and Denizentm brands. The Company markets its products in three geographic regions: Americas, Europe and Asia Pacific.

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 29, 2010, may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2010.

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the nine months ended August 29, 2010, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 29, 2009	$207,423	$32,080	$2,265	$241,768
Additions	—	2,115	—	2,115
Foreign currency fluctuation	—	(4,009)	84	(3,925)

Balance, August 29, 2010	$207,423	$30,186	$2,349	$239,958

Other intangible assets, net, were as follows:

	August 29, 2010			November 29, 2009
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	45,370	(14,647)	30,723	46,529	(6,019)	40,510
Customer lists	19,073	(4,848)	14,225	22,340	(2,395)	19,945

	$107,186	$(19,495)	$87,691	$111,612	$(8,414)	$103,198

For the three and nine months ended August 29, 2010, amortization of these intangible assets was $3.6 million and $11.2 million, respectively, compared to $2.9 million and $3.1 million in the same periods of 2009. Amortization is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income. There have been no material changes to the estimated amortization of these intangible assets for the next five fiscal years from the amounts disclosed in the Company’s 2009 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	August 29, 2010			November 29, 2009
		Fair Value Estimated Using			Fair Value Estimated Using
		Level 1	Level 2		Level 1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$16,967	$16,967	$—	$16,855	$16,855	$—
Forward foreign exchange contracts, net(3)	2,066	—	2,066	721	—	721

Total financial assets carried at fair value	$19,033	$16,967	$2,066	$17,576	$16,855	$721

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$3,378	$—	$3,378	$14,519	$—	$14,519
Interest rate swap, net	—	—	—	1,451	—	1,451

Total financial liabilities carried at fair value	$3,378	$—	$3,378	$15,970	$—	$15,970

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and credit default swap prices. For the interest rate swap, for which the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention, inputs include LIBOR forward rates and credit default swap prices.

(3)	The Company’s forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements. These agreements are signed between the Company and each respective financial institution, and permit the net-settlement of forward foreign exchange contracts on a per institution basis.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 29, 2010		November 29, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$108,498	$106,874	$108,489	$103,618
8.625% Euro senior notes due 2013(2)	—	—	379,935	379,935
Senior term loan due 2014	323,659	299,389	323,497	291,163
9.75% senior notes due 2015(2)	—	—	462,704	485,572
8.875% senior notes due 2016	362,856	382,106	355,120	366,495
4.25% Yen-denominated Eurobonds due 2016(2)	109,402	95,636	232,494	197,448
7.75% Euro senior notes due 2018(2)	390,741	382,635	—	—
7.625% senior notes due 2020(2)	537,677	545,552	—	—
Short-term borrowings	38,223	38,223	19,027	19,027

Total financial liabilities carried at adjusted historical cost	$1,871,056	$1,850,415	$1,881,266	$1,843,258

(1)	Fair value estimate incorporates mid-market price quotes.

(2)	Reflect the Company’s refinancing activities during the second quarter of 2010. Please see Note 5 for additional information.

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

There have been no material changes in the Company’s use of derivative instruments or the way the Company accounts for such instruments and related hedged items from the information disclosed in the Company’s 2009 Annual Report on Form 10-K.

As of August 29, 2010, the Company had forward foreign exchange contracts to buy $83.5 million and to sell $206.7 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through October 2011.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

The table below provides data about the carrying values of derivative instruments and non-derivative instruments designated as net investment hedges:

	August 29, 2010			November 29, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$2,774	$(708)	$2,066	$1,189	$(468)	$721
Forward foreign exchange contracts(2)	968	(4,346)	(3,378)	5,675	(20,194)	(14,519)
Interest rate contracts(2)	—	—	—	—	(1,451)	(1,451)

Total derivatives not designated as hedging instruments	$3,742	$(5,054)		$6,864	$(22,113)

Non-derivatives designated as hedging instruments(3)
Euro senior notes	$—	$(381,450)		$—	$(374,641)
Yen-denominated Eurobonds(4)	—	(69,105)		—	(92,684)

Total non-derivatives designated as hedging instruments	$—	$(450,555)		$—	$(467,325)

(1)	Included in “Other current assets” or “Other assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

(3)	Amounts at August 29, 2010, reflect the Company’s refinancing activities during the second quarter of 2010. Please see Note 5 for additional information.

(4)	Represents the portion of the Yen-denominated Eurobonds that have been designated as a net investment hedge.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

			Gain or (Loss) Recognized in Other
	Gain or (Loss)		Income (Expense), net (Ineffective
	Recognized in AOCI		Portion and Amount Excluded from
	(Effective Portion)		Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 29, 2010	November 29, 2009	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
	(Dollars in thousands)

Forward foreign exchange contracts	$4,637	$4,637	$—	$—	$—	$—
Euro senior notes(1)	(4,381)	(61,570)	—	—	—	—
Yen-denominated Eurobonds(1)	(23,983)	(23,621)	(2,818)	(3,160)	2,732	(1,742)
Cumulative income taxes	9,580	31,237

Total	$(14,147)	$(49,317)

(1)	Amounts at August 29, 2010, reflect the Company’s refinancing activities during the second quarter of 2010. Please see Note 5 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) During
	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Forward foreign exchange contracts:
Realized	$(3,072)	$(11,629)	$(8,412)	$(29,776)
Unrealized	(3,459)	(255)	12,486	(28,858)

Total	$(6,531)	$(11,884)	$4,074	$(58,634)

NOTE 5:	DEBT

	August 29,	November 29,
	2010	2009
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$108,250

Total secured	108,250	108,250

Unsecured:
8.625% Euro senior notes due 2013	—	374,641
Senior term loan due 2014	323,589	323,340
9.75% senior notes due 2015	—	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	107,976	231,710
7.75% Euro senior notes due 2018	381,450	—
7.625% senior notes due 2020	525,000	—

Total unsecured	1,688,015	1,725,901
Less: current maturities	—	—

Total long-term debt	$1,796,265	$1,834,151

Short-term debt
Short-term borrowings	$37,844	$18,749
Current maturities of long-term debt	—	—

Total short-term debt	$37,844	$18,749

Total long-term and short-term debt	$1,834,109	$1,852,900

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

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

Other Covenants.  The indenture governing both notes contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) incur liens, (6) impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, (7) enter into sale and leaseback transactions, (8) merge or consolidate with another person, and (9) dispose of all or substantially all of the Company’s assets. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding notes may declare all notes to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase. In accordance with a registration rights agreement, the Company conducted an exchange offer to allow holders to exchange the notes for new notes in the same principal amount and with substantially identical terms, except that the new notes were registered under the Securities Act of 1933.

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

The tender offer, redemption, and partial repurchase described above, as well as underwriting fees associated with the new issuance, were funded with the proceeds from the issuance of the 2018 Euro Notes and the 2020 Senior Notes. The Company recorded a loss of $16.6 million on early extinguishment of debt, comprised of tender

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

premiums of approximately $30.2 million and the write-off of approximately $7.6 million of unamortized debt issuance costs, net of applicable premium, offset by a gain of approximately $21.2 million related to the partial repurchase of Yen-denominated Eurobonds at a discount to their par value.

Short-term Credit Lines and Standby Letters of Credit

As of August 29, 2010, the Company’s total availability of $359.3 million under its senior secured revolving credit facility was reduced by $75.9 million of letters of credit and other credit usage under the facility, yielding a net availability of $283.4 million.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 29, 2010, was 6.74% and 7.27%, respectively, compared to 7.47% and 7.49% in the same periods of 2009.

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$1,908	$1,343	$120	$107
Interest cost	14,855	15,505	2,168	2,761
Expected return on plan assets	(11,439)	(10,637)	—	—
Amortization of prior service cost (benefit)(1)	111	198	(7,392)	(9,926)
Amortization of actuarial loss(2)	6,665	4,292	1,402	434
Curtailment gain	—	—	—	(80)
Net settlement loss	117	14	—	—

Net periodic benefit cost (income)	12,217	10,715	(3,702)	(6,704)

Changes in accumulated other comprehensive loss:
Amortization of prior service (cost) benefit	(111)	(198)	7,392	9,926
Amortization of actuarial loss	(6,665)	(4,292)	(1,402)	(434)
Curtailment gain	—	—	—	80
Net settlement loss	(39)	—	—	—

Total recognized in accumulated other comprehensive loss	(6,815)	(4,490)	5,990	9,572

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$5,402	$6,225	$2,288	$2,868

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$5,822	$3,874	$356	$321
Interest cost	44,732	46,156	6,506	8,282
Expected return on plan assets	(34,529)	(31,684)	—	—
Amortization of prior service cost (benefit)(1)	340	595	(22,175)	(29,775)
Amortization of actuarial loss(2)	19,996	12,873	4,206	1,301
Curtailment loss (gain)	100	(59)	—	(2,049)
Net settlement loss	309	129	—	—

Net periodic benefit cost (income)	36,770	31,884	(11,107)	(21,920)

Changes in accumulated other comprehensive loss:
Actuarial loss	303	—	—	—
Amortization of prior service (cost) benefit	(340)	(595)	22,175	29,775
Amortization of actuarial loss	(19,996)	(12,873)	(4,206)	(1,301)
Curtailment (loss) gain	(13)	27	—	2,049
Net settlement loss	(190)	(115)	—	—

Total recognized in accumulated other comprehensive loss	(20,236)	(13,556)	17,969	30,523

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$16,534	$18,328	$6,862	$8,603

(1)	Amortization of prior service benefit recognized during each period with respect to the Company’s postretirement benefit plans relates primarily to the favorable impact of plan amendments in February 2004 and August 2003. For the three and nine months ended August 29, 2010, as compared to the same prior-year periods, Amortization of prior service benefit declined in relation to the expected service lives of the employees affected by these plan changes.

(2)	For the three and nine months ended August 29, 2010, as compared to the same prior-year periods, the increase in Amortization of actuarial loss resulted from the impact of the changes in discount rate assumptions for the pension and postretirement benefit plans as of November 29, 2009.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

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

The Company paid cash dividends of $20 million in the second quarters of 2010 and 2009. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company’s Board of Directors depending upon, among other factors, the tax impact to the dividend recipients, the Company’s financial condition and compliance with the terms of its debt agreements. The dividend payment resulted in a decrease to “Additional paid-in capital” as the Company is in an accumulated deficit position.

NOTE 9:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$26,622	$40,400	$64,101	$84,478

Other comprehensive income (loss):
Pension and postretirement benefits	560	(3,722)	1,583	(12,300)
Net investment hedge (losses) gains	(9,673)	(6,435)	35,170	(23,248)
Foreign currency translation gains (losses)	13,054	3,215	(38,554)	4,611
Unrealized gain on marketable securities	542	990	726	1,584

Total other comprehensive income (loss)	4,483	(5,952)	(1,075)	(29,353)

Comprehensive income	31,105	34,448	63,026	55,125
Comprehensive loss attributable to noncontrolling interest	(1,775)	(1,037)	(7,237)	(1,100)

Comprehensive income attributable to Levi Strauss & Co.	$32,880	$35,485	$70,263	$56,225

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 29,	November 29,
	2010	2009
	(Dollars in thousands)

Pension and postretirement benefits	$(175,297)	$(176,880)
Net investment hedge losses	(14,147)	(49,317)
Foreign currency translation losses	(50,204)	(11,650)
Unrealized loss on marketable securities	(1,349)	(2,075)

Accumulated other comprehensive loss	(240,997)	(239,922)
Accumulated other comprehensive income attributable to noncontrolling interest	8,758	9,945

Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(249,755)	$(249,867)

NOTE 10:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Foreign exchange management (losses) gains(1)	$(6,531)	$(11,884)	$4,074	$(58,634)
Foreign currency transaction (losses) gains(2)	(1,698)	4,833	6,505	33,889
Interest income	438	809	1,730	1,946
Other	96	(454)	(847)	(1,168)

Total other income (expense), net	$(7,695)	$(6,696)	$11,462	$(23,967)

(1)	Foreign exchange management losses for the three-month period ended August 29, 2010, were primarily driven by the weakening of the U.S. Dollar against the Swedish Krona and the Australian Dollar. Gains for the nine-month period ended August 29, 2010, were primarily driven by the appreciation of the U.S. Dollar against the Euro and the Swedish Krona. Losses in 2009 were primarily driven by the weakening of the U.S. Dollar against the Euro, the Swedish Krona and the Australian Dollar.

(2)	Foreign currency transaction gains for the nine-month period ended August 29, 2010, were primarily driven by the appreciation of the U.S. Dollar against the Euro. Gains in 2009 were primarily driven by the appreciation of various foreign currencies against the U.S. Dollar.

NOTE 11:	INCOME TAXES

The effective income tax rate was 59.3% for the nine months ended August 29, 2010, compared to 31.8% for the same period ended August 30, 2009. Approximately 17.9 percentage points of the 27.5 percentage-point increase in the effective income tax rate was driven by two significant discrete income tax charges recognized during the second quarter of 2010, further described below. The remaining increase in the effective income tax rate was primarily driven by the Company’s inability to benefit current year losses in Japan.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Due primarily to the recent negative financial performance of its affiliate in Japan, the Company recorded a discrete tax expense of $14.2 million during the second quarter of 2010 to recognize a

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

valuation allowance to fully offset the amount of the affiliate’s existing deferred tax assets, as the Company determined it is more likely than not these assets will not be realized. This discrete charge represents 9.0 percentage points of the increase in the effective income tax rate for the nine months ended August 29, 2010.

The tax treatment of Medicare Part D subsidies changed during the second quarter of 2010 as a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act (the “Health Care Act”). The Health Care Act includes a provision eliminating, beginning in the Company’s tax year 2014, the tax deductibility of the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees to the extent of the Federal subsidy received. Accordingly, the Company recorded a discrete tax charge of $14.0 million to recognize the reduction in the related deferred tax assets in the period the legislation was enacted. This discrete charge represents 8.9 percentage points of the increase in the effective income tax rate for the nine months ended August 29, 2010.

As of August 29, 2010, the Company’s total gross amount of unrecognized tax benefits was $161.3 million, of which $92.5 million would impact the effective tax rate, if recognized. As of November 29, 2009, the Company’s total gross amount of unrecognized tax benefits was $160.5 million, of which $92.0 million would have impacted the effective tax rate, if recognized.

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and nine-month periods ended August 29, 2010, the Company donated $0.4 million and $1.0 million, respectively, to the Levi Strauss Foundation as compared to $0.3 million and $0.8 million, respectively, for the same prior-year periods.

Stephen C. Neal, a director, is chairman of the law firm Cooley LLP. The firm provided legal services to the Company during the nine-month period ended August 29, 2010, for which the Company paid fees of approximately $0.2 million, as compared to $0.5 million for the same prior-year period.

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

In September 2010, the Company announced its appointment of three global brand leaders as part of a brand-led organization aimed at better aligning the Company’s brand presentation and consumer experience around the world. This announcement did not alter the way in which the Company currently manages business operations, evaluates performance or allocates resources; the Company continues to measure business performance by region.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2010

Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net revenues:
Americas	$673,443	$615,906	$1,776,654	$1,637,305
Europe	259,097	266,047	805,350	754,476
Asia Pacific	176,465	158,447	538,736	504,601

Total net revenues	$1,109,005	$1,040,400	$3,120,740	$2,896,382

Operating income:
Americas	$102,934	$96,297	$263,914	$218,156
Europe	34,401	31,337	132,384	112,007
Asia Pacific	15,340	18,944	62,889	70,054

Regional operating income	152,675	146,578	459,187	400,217
Corporate expenses	66,372	48,204	196,411	139,694

Total operating income	86,303	98,374	262,776	260,523
Interest expense	(31,734)	(37,931)	(100,347)	(112,648)
Loss on early extinguishment of debt	—	—	(16,587)	—
Other income (expense), net	(7,695)	(6,696)	11,462	(23,967)

Income before income taxes	$46,874	$53,747	$157,304	$123,908

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design and market jeans, casual and dress pants, tops, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.tm (“Signature”) and Denizentm brands around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear, home and other products.

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, both sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. We also distribute our Levi’s® and Dockers® products through our online stores, and 456 company-operated stores located in 26 countries, including the United States. These stores generated approximately 15% of our net revenues in the nine-month period in 2010, as compared to 11% for the same period in 2009. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and mass and other value-oriented retailers and franchised stores in Asia Pacific. We currently distribute our Denizentm products through franchised stores and dedicated shop-in-shops in Asia Pacific.

Our Europe and Asia Pacific businesses, collectively, contributed approximately 43% of both our net revenues and our regional operating income in the nine-month period in 2010. Sales of Levi’s® brand products represented approximately 81% of our total net sales in the nine-month period in 2010.

Trends Affecting Our Business

During the third quarter of 2010, difficult economic conditions persisted around the world. Concerns remain about high unemployment and the prospects for sustained economic recovery from the global economic downturn, and consumer spending which continues to be weak in many markets, especially in Europe and Japan. We remain committed to managing our inventories commensurate with the needs of our customers and the retail environment.

We remained focused on our key strategies: build upon our leadership position in the jean and khaki categories through product and marketing innovation, enhance relationships with wholesale customers and expand our dedicated store network to drive sales growth, capitalize on our global footprint, and continuously increase our productivity.

Our Third Quarter 2010 Results

Our third quarter 2010 results reflect net revenue growth and the effects of the strategic investments we have made in line with our long-term objectives.

•	Net revenues. Our consolidated net revenues increased by 7% compared to the third quarter of 2009, and increased 8% on a constant-currency basis reflecting growth in each of our geographic regions. Increased net revenues were driven by our acquisitions in 2009, growth in revenues associated with our Levi’s® brand in the Americas, and the expansion of our dedicated store network globally, partially offset by continued declines in the wholesale channel in certain markets.

•	Operating income. Our operating income and operating margin declined compared to the third quarter of 2009, as the benefits from a higher gross margin and the increase in our constant-currency net revenues were offset by our continued investment in the expansion of our dedicated store network as well as advertising and promotion expenses to support the growth of our brands.

•	Cash flows. Cash flows provided by operating activities were $96 million for the nine-month period in 2010 as compared to $174 million for the same period in 2009, reflecting our planned investment in our strategic business initiatives and inventory build. Lower operating cash flows were countered by a decline in required payments on the trademark tranche of our senior secured revolving credit facility.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2010 and 2009 consisted of 13 weeks.

Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia Pacific. In the first quarter of 2010, accountability for information technology and marketing staff costs of a global nature, that in prior years were captured in our geographic regions, was centralized under corporate management in conjunction with our key strategy of driving productivity. Beginning in 2010, these costs have been classified as corporate expenses. These costs were not significant to any of our regional segments individually in any of the periods presented herein, and accordingly business segment information for prior years has not been revised. The recent announcement of our brand-led organization focuses on creating a leadership structure to enable a consistent product and consumer experience around the world for each of our brands. We continue to measure our business performance by region.

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

Results of Operations for Three and Nine Months Ended August 29, 2010, as Compared to Same Periods in 2009

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 29,	August 30,				August 29,	August 30,
			%	2010	2009			%	2010	2009
	August 29,	August 30,	Increase	% of Net	% of Net	August 29,	August 30,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues	2010	2009	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$1,090.4	$1,021.8	6.7%	98.3%	98.2%	$3,064.4	$2,839.6	7.9%	98.2%	98.0%
Licensing revenue	18.6	18.6	(0.1)%	1.7%	1.8%	56.3	56.8	(0.8)%	1.8%	2.0%

Net revenues	1,109.0	1,040.4	6.6%	100.0%	100.0%	3,120.7	2,896.4	7.7%	100.0%	100.0%
Cost of goods sold	565.4	546.0	3.6%	51.0%	52.5%	1,544.7	1,541.5	0.2%	49.5%	53.2%

Gross profit	543.6	494.4	10.0%	49.0%	47.5%	1,576.0	1,354.9	16.3%	50.5%	46.8%
Selling, general and administrative expenses	457.3	396.0	15.5%	41.2%	38.1%	1,313.2	1,094.4	20.0%	42.1%	37.8%

Operating income	86.3	98.4	(12.3)%	7.8%	9.5%	262.8	260.5	0.9%	8.4%	9.0%
Interest expense	(31.7)	(37.9)	(16.3)%	(2.9)%	(3.6)%	(100.3)	(112.7)	(10.9)%	(3.2)%	(3.9)%
Loss on early extinguishment of debt	—	—	—	—	—	(16.6)	—	—	(0.5)%	—
Other income (expense), net	(7.7)	(6.8)	14.9%	(0.7)%	(0.6)%	11.4	(23.9)	(147.8)%	0.4%	(0.8)%

Income before income taxes	46.9	53.7	(12.8)%	4.2%	5.2%	157.3	123.9	27.0%	5.0%	4.3%
Income tax expense	20.3	13.3	51.7%	1.8%	1.3%	93.2	39.4	136.4%	3.0%	1.4%

Net income	26.6	40.4	(34.1)%	2.4%	3.9%	64.1	84.5	(24.1)%	2.1%	2.9%
Net loss attributable to noncontrolling interest	1.6	0.3	413.5%	0.1%	—	6.1	0.1	3544.6%	0.2%	—

Net income attributable to Levi Strauss & Co.	$28.2	$40.7	(30.8)%	2.5%	3.9%	$70.2	$84.6	(17.1)%	2.2%	2.9%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 29,	August 30,	As	Constant	August 29,	August 30,	As	Constant
	2010	2009	Reported	Currency	2010	2009	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$673.4	$615.9	9.3%	8.8%	$1,776.6	$1,637.3	8.5%	7.3%
Europe	259.1	266.0	(2.6)%	5.8%	805.4	754.5	6.7%	6.1%
Asia Pacific	176.5	158.5	11.4%	5.4%	538.7	504.6	6.8%	(0.6)%

Total net revenues	$1,109.0	$1,040.4	6.6%	7.5%	$3,120.7	$2,896.4	7.7%	5.6%

Total net revenues increased on both reported and constant-currency bases for the three- and nine-month periods ended August 29, 2010, as compared to the same prior-year period. Changes in foreign currency exchange rates in our Americas and Asia Pacific regions affected reported amounts favorably. In Europe, changes in foreign currency exchange rates were unfavorable for the three-month period, but remained slightly favorable for the nine-month period.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased for the three- and nine-month periods, with currency affecting net revenues favorably by approximately $3 million and $19 million, respectively.

For both periods, an increase in net revenues for the Levi’s® brand was driven by the outlet stores we acquired in July 2009, as well as strong performance of our men’s and boys’ products as well as juniors’ products in the wholesale channel. The improved Levi’s® brand performance was partially offset by declines in both periods of net sales from our U.S. Dockers® brand, and with respect to the nine-month period, our Signature brand.

Europe.  Net revenues in Europe decreased on a reported basis but increased on a constant-currency basis for the three-month period, with currency affecting net revenues unfavorably by approximately $22 million. For the nine-month period, net revenues increased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $2 million.

The region’s constant-currency net revenues increase in both periods was driven by the impact of our 2009 footwear and accessories business acquisition and our expanding company-operated retail network throughout the region, and was partially offset by continued sales declines in our traditional wholesale channels reflecting the region’s ongoing depressed economic environment.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant-currency bases for the three-month period, with currency affecting net revenues favorably by approximately $9 million. For the nine-month period, net revenues increased on a reported basis but decreased on a constant-currency basis, with currency affecting net revenues favorably by approximately $37 million.

As compared to the same prior-year periods, net revenues continued to decline in Japan. This decline was offset in both periods primarily by the continued expansion of our brand-dedicated retail network in China and India as well as other of our emerging markets.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
			%			%
	August 29,	August 30,	Increase	August 29,	August 30,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(Dollars in millions)

Net revenues	$1,109.0	$1,040.4	6.6%	$3,120.7	$2,896.4	7.7%
Cost of goods sold	565.4	546.0	3.6%	1,544.7	1,541.5	0.2%

Gross profit	$543.6	$494.4	10.0%	$1,576.0	$1,354.9	16.3%

Gross margin	49.0%	47.5%		50.5%	46.8%

As compared to the same prior-year periods, the gross profit increase for the three- and nine-month periods ended August 29, 2010, was driven by improved gross margins in each of our regions, the increase in our constant-currency net revenues, and with respect to the nine-month period, a favorable currency impact of approximately $51 million. The improvement in our gross margin in both periods reflected the increased contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.

Selling, general and administrative expenses

The following table shows our selling, general and administrative (“SG&A”) expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 29,	August 30,				August 29,	August 30,
			%	2010	2009			%	2010	2009
	August 29,	August 30,	Increase	% of Net	% of Net	August 29,	August 30,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues	2010	2009	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$154.1	$122.2	26.0%	13.9%	11.8%	$458.0	$335.5	36.5%	14.7%	11.6%
Advertising and promotion	93.0	62.6	48.7%	8.4%	6.0%	222.6	160.5	38.7%	7.1%	5.5%
Administration	95.4	102.0	(6.4)%	8.6%	9.8%	288.9	268.6	7.5%	9.3%	9.3%
Other	114.8	109.2	5.1%	10.3%	10.5%	343.7	329.8	4.2%	11.0%	11.4%

Total SG&A	$457.3	$396.0	15.5%	41.2%	38.1%	$1,313.2	$1,094.4	20.0%	42.1%	37.8%

Currency affected SG&A expenses favorably by approximately $6 million for the three-month period ended August 29, 2010, but drove approximately $17 million of the increase in SG&A expenses for the nine-month period, as compared to the same prior-year periods.

Selling.  Selling expenses increased across all business segments for both periods, primarily reflecting the addition of 56 company-operated stores since August 30, 2009.

Advertising and promotion.  Advertising and promotion expenses increased for the three- and nine-month periods primarily due to a planned increase in support of our U.S. Levi’s® and U.S. Dockers® brands, and with respect to the three-month period, our global launch of our Levi’s® Curve ID jeans for women.

Administration.  The decrease in administration expenses for the three-month period, driven primarily by a decline in incentive compensation expense related to lower achievement against our internally-set objectives, was partially offset by higher costs related to various corporate initiatives, including costs associated with executive separations. The increase for the nine-month period also reflected these costs, as well as higher costs associated with our pension and postretirement benefit plans.

Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs. These costs increased in both periods primarily due to increased marketing costs.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
				August 29,		August 30,					August 29,		August 30,
			%	2010		2009				%	2010		2009
	August 29,	August 30,	Increase	% of Net		% of Net		August 29,	August 30,	Increase	% of Net		% of Net
	2010	2009	(Decrease)	Revenues		Revenues		2010	2009	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$102.9	$96.3	6.9%	15.3%		15.6%		$263.9	$218.2	21.0%	14.9%		13.3%
Europe	34.4	31.3	9.8%	13.3%		11.8%		132.4	112.0	18.2%	16.4%		14.8%
Asia Pacific	15.4	19.0	(19.0)%	8.7%		12.0%		62.9	70.0	(10.2)%	11.7%		13.9%

Total regional operating income	152.7	146.6	4.2%	13.8	%*	14.1	%*	459.2	400.2	14.7%	14.7	%*	13.8	%*
Corporate expenses	66.4	48.2	37.7%	6.0	%*	4.6	%*	196.4	139.7	40.6%	6.3	%*	4.8	%*

Total operating income	$86.3	$98.4	(12.3)%	7.8	%*	9.5	%*	$262.8	$260.5	0.9%	8.4	%*	9.0	%*

Operating margin	7.8%	9.5%						8.4%	9.0%

*	Percentage of consolidated net revenues

Currency favorably affected total operating income by approximately $4 million and $34 million for the three- and nine-month periods, respectively.

Regional operating income.  The following describes changes in operating income by segment for the three- and nine-month periods ended August 29, 2010, compared to the same prior-year periods:

•	Americas. For both periods, operating margin and operating income reflected the region’s higher constant-currency net revenues and the improvement in gross margin, the effects of which were partially offset by the increased selling and advertising expenses.

•	Europe. For the nine-month period, the increase in the region’s operating income was primarily due to the favorable impact of currency. The region’s higher operating margins as compared to prior year for both periods reflected the region’s gross margin improvement, partially offset by higher expenses reflecting our company-operated store expansion.

•	Asia Pacific. For both periods, the favorable impact of currency and the region’s improved gross margin to the region’s operating income was more than offset by the impact of the net sales declines in Japan.

Corporate.  Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Corporate expenses for the three- and nine-month periods increased over the same prior-year periods primarily due to our various corporate initiatives, including the related costs of executive separations, as well as increased costs associated with our pension and postretirement benefit plans. Corporate expenses also increased due to the classification of information technology and marketing staff costs of a global nature that were centralized under corporate management beginning in 2010; these costs were not significant to any of our regional segments individually or to prior periods, and as such, prior period amounts were not reclassified.

Interest expense

Interest expense decreased to $31.7 million and $100.3 million for the three- and nine-month periods ended August 29, 2010, respectively, from $37.9 million and $112.7 million for the same periods in 2009. The decrease in interest expense for both periods was driven by lower average borrowing rates, primarily resulting from our debt refinancing activity that occurred in the second quarter of 2010, and lower interest expense on our deferred compensation plans. For the nine-month period, the decrease also reflected lower debt levels in 2010, resulting from our required payments on the trademark tranche of our senior secured revolving credit facility in 2009.

The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 29, 2010, were 6.74% and 7.27%, respectively, as compared to 7.47% and 7.49%, respectively, for the same prior-year periods in 2009.

Loss on early extinguishment of debt

For the nine months ended August 29, 2010, we recorded a $16.6 million loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2010. The loss was comprised of tender premiums of approximately $30.2 million and the write-off of approximately $7.6 million of unamortized debt issuance costs net of applicable premium, offset by a gain of approximately $21.2 million related to the partial repurchase of Yen-denominated Eurobonds due 2016 at a discount to their par value.

Other income (expense), net

For the three- and nine-month periods in 2010, we recorded expense of $7.7 million and income of $11.5 million, respectively, as compared to expense of $6.8 million and $23.9 million, respectively, for the same periods in 2009. The increase for the nine-month period in 2010 primarily reflects foreign exchange management gains driven by the appreciation of the U.S. Dollar against the Euro and the Japanese Yen.

Income tax expense

The effective income tax rate was 59.3% for the nine months ended August 29, 2010, compared to 31.8% for the same period ended August 30, 2009. Approximately 17.9 percentage points of the total increase in the effective income tax rate was driven by two significant discrete income tax charges recognized during the second quarter of 2010. The remaining increase in the effective income tax rate was primarily due to our inability to benefit current year losses in Japan.

Due primarily to our recent negative financial performance in Japan, we recognized an expense of $14.2 million during the second quarter of 2010 to recognize a valuation allowance to fully offset the amount of the existing deferred tax assets of our Japanese affiliate, as we no longer expect to benefit from those assets. Furthermore, we do not expect to benefit future losses absent substantial improvement in financial performance.

Additionally, we recognized an expense of $14.0 million in the second quarter of 2010 due to the enactment in March 2010 of the Patient Protection and Affordable Care Act, which includes a provision eliminating, beginning in our tax year 2014, the tax deductibility of the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees to the extent of the Federal subsidy received.

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

We are borrowers under an amended and restated senior secured revolving credit facility. The maximum availability under the facility is $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility includes a $250 million trademark tranche and a $500 million revolving tranche. The revolving tranche increases as the trademark tranche is repaid, up to a maximum of $750 million when the trademark tranche is repaid in full. Upon repayment of the trademark tranche, the secured interest in the U.S. trademarks will be released. As of August 29, 2010, we had borrowings of $108.3 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $283.4 million, as our total availability of $359.3 million, based on collateral levels as defined by the agreement, was reduced by $75.9 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

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

As of August 29, 2010, we had cash and cash equivalents totaling approximately $261.2 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $544.6 million.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 29,	August 30,
	2010	2009
	(Dollars in millions)

Cash provided by operating activities	$95.8	$173.9
Cash used for investing activities	(127.3)	(155.8)
Cash provided by (used for) financing activities	25.3	(67.5)
Cash and cash equivalents	261.2	171.7

Cash flows from operating activities

Cash provided by operating activities was $95.8 million for the nine-month period in 2010, as compared to $173.9 million for the same period in 2009. Operating cash declined compared to the prior year due to higher payments to vendors, reflecting our retail expansion and investment in building our brands, as well as higher cash used for inventory. This decline was partially offset by an increase in cash collected from customers, reflecting our higher net revenues.

Cash flows from investing activities

Cash used for investing activities was $127.3 million for the nine-month period in 2010, as compared to $155.8 million for the same period in 2009. As compared to the prior year, the increase in cash used for investing activities primarily reflects costs associated with the remodeling of the Company’s headquarters as well as investments made in our company-operated retail stores and information technology systems associated with the installation of our global enterprise resource planning system.

Cash flows from financing activities

Cash provided by financing activities was $25.3 million for the nine-month period in 2010, compared to cash used of $67.5 million for the same period in 2009. Net cash provided in 2010 reflected our May 2010 refinancing activities. Cash used in 2009 primarily related to required payments on the trademark tranche of our senior secured revolving credit facility; no such payment is required in 2010.

Indebtedness

We had fixed-rate debt of approximately $1.4 billion (76% of total debt) and variable-rate debt of approximately $0.4 billion (24% of total debt) as of August 29, 2010. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We are in compliance with all of these covenants. Our required aggregate debt principal payments, excluding short-term borrowings, are $108.3 million in 2012, $323.6 million in 2014 and the remaining $1.4 billion in years after 2015. Short-term borrowings totaling $37.8 million as of August 29, 2010, are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

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

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and respond to the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions, changing consumer preferences and consolidations through mergers and acquisitions;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our ability to revitalize our Dockers® brand and to expand our Denizentm brand into new markets and channels;

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix, and our ability to manage any resulting product transition costs;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our enterprise resource planning system throughout our business without disruption or to mitigate such disruptions;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	consequences of foreign currency exchange rate fluctuations;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social or economic instability in countries where we do business.

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

Evaluation of Disclosure Controls and Procedures

As of August 29, 2010, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at August 29, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of the enactment in our third quarter of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers,” and in accordance with Section 989G of that act, we will not be required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for the 2010 fiscal year and thereafter, until such time as we are no longer eligible for the exemption set forth therein.

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

On July 15, 2010, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 25,998 shares of our common stock to our non-employee board members. These awards were made under our 2006 Equity Incentive Plan.

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

We will not receive any proceeds from the issuance or vesting of RSUs. The RSUs were granted under Section 4(2) of the Securities Act of 1993, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.

We are a privately-held corporation; there is no public trading of our common stock. As of October 07, 2010, we had 37,322,358 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Letter Agreement with Armin Broger, dated September 21, 2010. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & Co.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: October 12, 2010

EXHIBIT INDEX

10.1	Letter Agreement with Armin Broger, dated September 21, 2010. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.