Form 10-K
period 2010-11-28
LEVI STRAUSS & CO
filed 2011-02-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2010

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

Common Stock $.01 par value — 37,323,947 shares outstanding on February 3, 2011

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDING NOVEMBER 28, 2010

PART I

Item 1.	BUSINESS

Overview

From our California Gold Rush beginnings, we have grown into one of the world’s largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our brand names, we design and market products that include jeans, casual and dress pants, tops, skirts, jackets, footwear, and related accessories for men, women and children. We also license our trademarks for a wide array of products, including accessories, pants, tops, footwear and other products.

An Authentic American Icon

Our Levi’s® brand has become one of the most widely recognized brands in the history of the apparel industry. Its broad distribution reflects the brand’s appeal across consumers of all ages and lifestyles. Its merchandising and marketing reflect the brand’s core attributes: original, definitive, honest, confident and youthful.

Our Dockers® brand was at the forefront of the business casual trend in the United States. It has since grown to be a global brand covering a wide range of khaki and khaki-inspired styles for men and women with products rooted in the brand’s heritage of the essential khaki pant. We also bring style, authenticity and quality to a broader base of jeanswear consumers through our Signature by Levi Strauss & Co.tm brand and our recently-launched Denizentm brand.

Our Global Reach

Our products are sold in more than 110 countries, including established markets, which we refer to as mature markets, such as the United States, Japan, and Western Europe, and developing markets, such as India, China, Brazil and Russia. We group these markets into three geographic regions: Americas, Europe and Asia Pacific. We support our brands throughout these regions through a global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically “American,” we derive approximately half of our net revenues from outside the United States. A summary of financial information for each geographical region, which comprise our three reporting segments, is found in Note 19 to our audited consolidated financial statements included in this report.

Our products are sold in approximately 55,000 retail locations, including approximately 2,300 retail stores dedicated to our brands, both franchised and company-operated. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. Levi’s® and Dockers® products are also sold through brand-dedicated online stores operated by us as well as the online stores of certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.tm brand products primarily through mass channel retailers in the United States and Canada and franchised stores in Asia Pacific, and we distribute Denizentm products through franchised stores in Asia Pacific.

Levi Strauss & Co. was founded in San Francisco, California, in 1853 and incorporated in Delaware in 1971. We conduct our operations outside the United States through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. We have headquarter offices in San Francisco, Brussels and Singapore. Our corporate offices are located at Levi’s Plaza, 1155 Battery Street, San Francisco, California 94111, and our main telephone number is (415) 501-6000.

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

Our Business Strategies

Our management team is actively investing in strategies to grow our business, respond to marketplace dynamics and build on our competitive strengths. Our key long-term strategies are:

•	Build upon our brands’ leadership in jeans and khakis. We intend to build upon our brand equity and our design and marketing expertise to expand the reach and appeal of our brands globally. We believe that our insights, innovation and market responsiveness enable us to create trend-right and trend-leading products and marketing programs that appeal to our existing consumer base, while also providing a solid foundation to enhance our appeal to under-served consumer segments. As an example, in 2010 we introduced our new Levi’s® Curve ID fit system for women. We also seek to further extend our brands’ leadership in jeans and khakis into product and pricing categories that we believe offer attractive opportunities for growth.

•	Diversify and transform our wholesale business. We intend to develop new wholesale opportunities based on targeted consumer segments and seek to continue to strengthen our relationship with existing wholesale customers. We are focused on generating competitive economics and engaging in collaborative volume, inventory and marketing planning to achieve mutual commercial success with our customers. Our goal is to be central to our wholesale customers’ success by using our brands and our strengths in product development and marketing to drive consumer traffic and demand to their stores.

•	Accelerate growth through dedicated retail stores. We continue to seek opportunities for strategic expansion of our dedicated store presence around the world. We believe dedicated full-price and outlet stores represent an attractive opportunity to establish incremental distribution and sales as well as to showcase the full breadth of our product offerings and to enhance our brands’ appeal. We aim to provide a compelling and brand-elevating consumer experience in our dedicated retail stores.

•	Capitalize upon our global footprint. Our global footprint is a key factor in the success of the above strategies. We intend to leverage our expansive global presence and local-market talent to drive growth globally and will focus on those markets that offer us the best opportunities for profitable growth, including an emphasis on fast-growing developing markets and their emerging middle-class consumers, such as the recent launch of our Denizentm brand in certain markets in our Asia Pacific region. We aim to identify global consumer trends, adapt successes from one market to another and drive growth across our brand portfolio, balancing the power of our global reach with local-market insight. Our recent appointment of newly-created global brand leadership positions is an important element of this strategic goal.

•	Drive productivity to enable investment in initiatives intended to deliver sustained, incremental growth. We are focused on deriving greater efficiencies in our operations by increasing cost effectiveness across our brands and support functions and undertaking projects to transform our supply chain and information systems. We intend to invest the benefits of these efforts into our businesses to drive growth and to continue to build sustainability and social responsibility into all aspects of our operations, including our global sourcing arrangements.

Our Brands and Products

We offer a broad range of products, including jeans, casual and dress pants, tops, skirts, jackets, footwear and related accessories. Across all of our brands, pants — including jeans, casual pants and dress pants — represented approximately 84%, 85% and 85% of our total units sold in each of fiscal years 2010, 2009 and 2008, respectively. Men’s products generated approximately 72%, 73% and 75% of our total net sales in each of fiscal years 2010, 2009 and 2008, respectively.

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

The current Levi’s® product range includes:

•	Levi’s® Red Tabtm Products. These products are the foundation of the brand. They encompass a wide range of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line is anchored by the flagship 501® jean, the original and best-selling five-pocket jean in history. The Red Tabtm line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tabtm products represented the majority of our Levi’s® brand net sales in all three of our regions in fiscal years 2010, 2009 and 2008.

•	Premium Products. In addition to Levi’s® Red Tabtm premium products available around the world, we offer an expanded range of high-end products. Our most premium Levi’s® jeanswear product lines are managed under one division based in Amsterdam which oversees the marketing and development of these global premium product lines.

Our Levi’s® brand products accounted for approximately 81%, 79% and 76% of our total net sales in fiscal 2010, 2009 and 2008, respectively, approximately half of which were generated in our Americas region.

Dockers® Brand

The Dockers® brand has embodied the spirit of khaki for 25 years. First introduced in 1986 as an alternative between jeans and dress pants, the Dockers® brand is positioned as the khaki authority with a range of khaki-inspired products. In 2009, the Dockers® brand launched the Wear the Pants campaign globally, with a focus on khakis’ masculinity and swagger, and reminding men that Dockers® is indeed the world’s best and most loved khaki brand. The focus on men and pants continues, as the brand modernizes the category and engages a new generation of men. The brand also offers a complete range of khakis and khaki-inspired styles for women, with products designed to flatter her figure and inspire her individual style.

Our Dockers® brand products accounted for approximately 15%, 16% and 18% of our total net sales in fiscal 2010, 2009 and 2008, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.

Signature by Levi Strauss & Co.tm Brand and Denizentm Brand

In addition to our Levi’s® and Dockers® brands, we offer two brands focused on consumers who seek high-quality, affordable and fashionable jeanswear from a company they trust. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids under the Signature by Levi Strauss & Co.tm brand through the mass retail channel in the United States and Canada and franchised stores in Asia Pacific. We also recently launched the Denizentm brand in Asia Pacific to reach consumers in the emerging middle class in developing markets who seek high-quality jeanswear and other fashion essentials at affordable prices. The product collection — including a variety of jeans, tops and accessories — complements active lifestyles and empowers consumers to express their aspirations, individuality and attitudes.

Signature by Levi Strauss & Co.tm brand and Denizentm brand products accounted for approximately 4%, 5% and 6% of our total net sales in fiscal years 2010, 2009 and 2008, respectively. Given that it launched late in 2010, Denizentm brand products sales had a limited impact on these numbers.

Licensing

The appeal of our brands across consumer groups and our global reach enable us to license our Levi’s® and Dockers® trademarks for a variety of product categories in multiple markets in each of our regions, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. We also license our Signature by Levi Strauss & Co.tm and our Denizentm trademarks in various markets for certain product categories.

In addition to product category licenses, we enter into regional license agreements with third parties to produce, market and distribute our products in several countries around the world, including various Latin American, Middle Eastern and Asia Pacific countries.

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

Multi-brand Retailers

We seek to make our brands and products available where consumers shop, including offering products and assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party Internet sites. Sales to our top ten wholesale customers accounted for approximately 33%, 36% and 37% of our total net revenues in fiscal years 2010, 2009 and 2008, respectively. No customer represented 10% or more of net revenues in any of these years, although our largest customer in 2010 and 2009, Kohl’s Corporation, accounted for nearly 10% of net revenues in each year. The loss of one of these or any major customer could have a material adverse effect on one or more of our segments or on the company as a whole.

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

Company-operated retail stores.  Our company-operated retail and online stores, including both full-price and outlet stores, generated approximately 15%, 11% and 8% of our net revenues in fiscal 2010, 2009 and 2008, respectively. As of November 28, 2010, we had 470 company-operated stores, predominantly Levi’s® stores, located in 27 countries across our three regions. We had 190 stores in the Americas, 173 stores in Europe and 107 stores in Asia Pacific. During 2010, we added 79 company-operated stores and closed 23 stores.

Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi’s®, Dockers®, Signature by Levi Strauss & Co.tm and Denizentm products in markets outside the United States. There were approximately 1,800 of these stores as of November 28, 2010, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops located within department stores, which may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Approximately 300 dedicated shop-in-shops were operated directly by us as of November 28, 2010.

Seasonality of Sales

We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season, generally followed by the third quarter, reflecting the Fall or “back to school” season. In both 2010 and in 2009, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 25% and 30%, respectively, of our total net revenues for the year.

Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2010, 2009 and 2008 consisted of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

Marketing and Promotion

We root our marketing in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi’s® brand as the original and definitive jeans brand and the Dockers® brand as world’s best and most loved khaki. We support our brands with a diverse mix of marketing initiatives to drive consumer demand.

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

We also use our Websites, www.levi.com, www.dockers.com, www.levistrausssignature.com, and www.denizen.com, as marketing vehicles in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products.

Sourcing and Logistics

Organization.  Our global sourcing and regional logistics organizations are responsible for taking a product from the design concept stage through production to delivery to our customers. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies and reduce total product and distribution costs while maintaining our focus on local service levels and working capital management.

Product procurement.  We source nearly all of our products through independent contract manufacturers. The remainder are sourced from our company-operated manufacturing and finishing plants, including facilities for our innovation and development efforts that provide us with the opportunity to develop new jean styles and finishes. See “Item 2 — Properties” for more information about those manufacturing facilities.

Sources and availability of raw materials.  The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials — primarily cotton — used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors. For example, during the second half of fiscal year 2010, the price of cotton increased substantially as a result of various dynamics in the commodity markets. The majority of our products sold during that time had been sourced prior to the increase in cotton prices and therefore the cotton price increases had little impact during fiscal year 2010. We have already begun to raise product prices in an attempt to mitigate the impact of these higher costs. However, continued fluctuations in price may cause a decrease of our profitability if we are not able to respond with further product pricing actions or could impair our ability to meet customer demand in a timely manner.

Sourcing locations.  We use numerous independent contract manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before we place production in those countries and on an ongoing basis.

In 2010, we sourced products from contractors located in approximately 34 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. We expect to increase our sourcing from contractors located in Asia. No single country accounted for more than 20% of our sourcing in 2010.

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

We face competition from a broad range of competitors at the worldwide, regional and local levels in diverse channels across a wide range of retail price points. Worldwide, a few of our primary competitors include vertically integrated specialty stores operated by such companies such as Gap Inc. and Inditex; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines including through their Wrangler, Lee and Seven for All Mankind brands; and athletic wear companies such as adidas Group and Nike, Inc. In addition, each region faces local or regional competition, such as G-Star and Diesel in Europe; Pepe in Spain; Brax in Germany; UNIQLO in Asia Pacific; Edwin in Japan; Apple/Texwood in China; and retailers’ private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory brand); Target Corporation (Mossimo and Merona brands); JC Penney (Arizona brand) and Macy’s (INC. brand) in the Americas. Many of our regional competitors are also seeking to expand globally through an expanded store footprint and the e-commerce channel. For more information on the factors affecting our competitive position, see “Item 1A — Risk Factors.”

Trademarks

We have more than 5,000 trademark registrations and pending applications in approximately 180 countries worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®,

Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We currently are pursuing approximately 540 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Employees

As of November 28, 2010, we employed approximately 16,200 people, approximately 8,900 of whom were located in the Americas, 4,800 in Europe, and 2,500 in Asia Pacific. Approximately 3,800 of our employees were associated with manufacturing of our products, 6,700 worked in retail, including seasonal employees, 1,700 worked in distribution and 4,000 were other non-production employees.

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

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic to, and spending in, these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, high levels and fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as its direct impact on us. For example, the global financial economic downturn that began in 2008 continued to impact consumer confidence and spending negatively. Even when the economy rebounds we do not anticipate that our wholesale customers will return to carrying the levels of inventory in our products as that prior to the downturn. These outcomes and behaviors have and may continue to adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could lead to reduced sales and prices.

We face a variety of competitive challenges from jeanswear and casual apparel marketers, fashion-oriented apparel marketers, athletic and sportswear marketers, vertically integrated specialty stores, and retailers of private-label products. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products, or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the equity of and demand for our brands. Increased competition in the worldwide apparel industry — including from the international expansion and increased e-commerce presence of vertically integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels, and from well-known and successful non-apparel brands (such as athletic wear marketers) expanding into jeans and casual apparel — could reduce our sales and adversely affect our business and financial condition.

The success of our business depends upon our ability to offer innovative and updated products at attractive price points.

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

These factors as well as the impact of increasing prices of raw materials, such as cotton which has been subject to significant price variability in recent months, have contributed, and may continue to contribute to, ongoing pricing pressure throughout the supply chain. This pressure has had and may continue to have the following effects:

•	require us to introduce lower-priced products or provide new or enhanced products at the same prices;

•	require us to raise wholesale prices on existing products resulting in decreased sales volume;

•	result in reduced gross margins across our product lines;

•	increase retailer demands for allowances, incentives and other forms of economic support; and

•	increase pressure on us to reduce our production costs and our operating expenses.

Any of these factors could adversely affect our business and financial condition.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and negatively impact our financial results.

The principal materials used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials — primarily cotton — used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. During the course of the second half of fiscal year 2010, the price of cotton increased substantially as a result of various dynamics in the commodity markets. Fluctuations in the price and availability of raw materials have not materially affected our cost of goods in recent years, but continued increases in raw material costs, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability; while any related pricing actions might cause a decline in our sales volume. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner. Both the increased cost and lower availability of cotton may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

Our business is subject to risks associated with sourcing and manufacturing overseas.

We import both raw materials and finished garments into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition.

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

Risks Relating to Our Business

Our net sales for fiscal year 2010 were below our peak level of 1996, and actions we have taken, and may take in the future, to address net sales growth and other issues facing our business may not be successful over the long term.

Our net sales were $7.1 billion in 1996, fell to $4.1 billion in 2003, and were $4.3 billion in 2010. We face intense competition, customer financial hardship and consolidation, increased focus by retailers on private-label offerings, expansion of and growth in new distribution sales channels, declining sales of traditional core products and continuing pressure on both wholesale and retail pricing. Our ability to successfully compete could be impaired by our debt and interest payments, which reduces our operating flexibility and could limit our ability to respond to developments in the worldwide apparel industry as effectively as competitors that do not have comparable debt levels. In addition, the strategic, operations and management changes we have made in recent years to improve our business and drive future sales growth may not be successful over the long term.

We depend on a group of key customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our ten largest customers totaled approximately 33% and 36% of total net revenues in 2010 and 2009, respectively. Our largest customer in both 2010 and 2009, Kohl’s Corporation, accounted for nearly 10% of net revenues in each year. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition.

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

Our introduction of a new brand creates risks for us and may not be successful.

In August 2010, we launched the Denizentm brand in Asia Pacific to reach consumers in the emerging middle class in developing markets who seek high-quality jeanswear and other fashion essentials at affordable prices. The product will continue to roll out through 2011. We face a number of risks with respect to this new offering. Launching and growing a new brand involves considerable investment, particularly in the inventory necessary to meet product launch as well as ongoing service requirements, and advertising. As a result, we will have increases in working capital requirements associated with the new brand and may experience increased operating costs where we transition from the Signature brand to the Denizentm brand. The required investments are initially made with limited information regarding actual consumer acceptance of the brand, as we are entering into a new business with no history of performance and no guarantees of a successful response in the marketplace. Additionally, our relationships with our current customers may be adversely affected if they react negatively to our selling the brand through a distribution channel other than their own. Any of these risks could result in decreased sales, additional expenses and increased working capital requirements, which may adversely affect our business and financial condition.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products, and the mass channel is the primary distribution channel for Signature products. Outside the United States, department stores and independent jeanswear retailers have traditionally been our primary distribution channels.

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

The composition of our senior management team and the board has changed significantly in recent years. Recent changes in our senior management team include the departure of Armin Broger, who had been Senior Vice President and President, Levi Strauss Europe, in November 2010, and Jaime Cohen Szulc, Chief Marketing Officer — Levi’s®, in August 2010. In addition, on September 21, 2010, we announced that three members of our management team were changing their roles to assume global responsibility for all product, marketing and business operations for the Levi’s®, Dockers®, and Denizentm brands. Specifically, Robert L. Hanson was appointed Executive Vice President and President, Global Levi’s®, James Calhoun was appointed Executive Vice President and President, Global Dockers®, and Aaron Beng-Keong Boey was appointed Executive Vice President and President, Global Denizentm. Our board added two new members in 2010: Fernando Aguirre joined on October 1, 2010, and Robert A. Eckert on May 10, 2010. Peter A. Georgescu resigned from our board in July, 2010. In total, half of our current Board joined in 2007 or later. Collective or individual changes in our senior management group or board membership could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations.

Increasing the number of company-operated stores will require us to enhance our capabilities and increase our expenditures and will increasingly impact our financial performance.

Although our business is substantially a wholesale business, we operated 470 retail stores as of November 28, 2010. As part of our objective to accelerate growth through dedicated retail stores, we plan to continue to strategically open company-operated retail stores. The results from our retail network may be adversely impacted if we do not find ways to generate sufficient sales from our existing and new company-operated stores, which may be particularly challenging in light of the ongoing global economic downturn. Like other retail operators, we regularly assess store performance and as part of that review we may determine to close or impair the value of underperforming stores in the future.

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

We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

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

Our suppliers are subject to the fluctuations in general economic cycles, and the global economic conditions may impact their ability to operate their business. They may also be impacted by the increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our own business and financial condition.

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

We are a global company with significant revenues coming from our Europe and Asia Pacific businesses, which exposes us to political and economic risks as well as the impact of foreign currency fluctuations.

We generated approximately 42%, 43% and 44% of our net revenues from our Europe and Asia Pacific businesses in 2010, 2009 and 2008, respectively. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business outside of the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States;

•	less protective foreign laws relating to intellectual property; and

•	political, economic and social instability.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may benefit or adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. In addition, we engage in hedging activities to manage our foreign currency exposures resulting from certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, earnings repatriations, net investment in foreign operations and funding activities. However, our earnings may be subject to volatility since we do not fully hedge our foreign currency exposures and we are required to record in income the changes in the market values of our exposure management instruments that we do not designate or that do not qualify for hedge accounting treatment. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations as the majority of our sourcing activities are conducted in U.S. Dollars. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recently, there has been a high level of volatility in foreign currency exchange rates and that level of volatility may continue and may adversely impact our business or financial conditions.

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

We take actions to optimize our distribution network from time to time and will continue to seek additional opportunities for further improvement. Changes in logistics and distribution activities could result in temporary shipping disruptions and increased expense as we bring new arrangements to full operation, which could have an adverse effect on our results of operations.

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

Our postretirement benefits, pension, and our deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns, and/or the market value of plan assets can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Our current estimates indicate our future annual funding requirements may increase to $135 million in 2011. While actual results may differ from these estimates, the increased pension expense and related funding may extend into future years if current market conditions persist. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

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

As of November 28, 2010, we had approximately $1.9 billion of debt, of which all but approximately $108.3 million was unsecured, and we had $369.0 million of additional borrowing capacity under our senior secured revolving credit facility. Our credit facility matures in 2012, at which time our total borrowings outstanding under the credit facility become due. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. It could also have important adverse consequences to holders of our securities. Our ability to successfully compete could be impaired by our debt and interest expense; for example, our debt and interest levels could:

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

We experienced a dramatic downturn in the U.S. and global economy and disruption in the credit markets, which began in 2008. Although we have had continued solid operating cash flow, any continued or repeated downturn or disruption in the credit markets may reduce sources of liquidity available to us. We can provide no assurance that we will continue to meet our capital requirements from our cash resources, future cash flow and external sources of financing, particularly if current market or economic conditions continue or deteriorate further. We manage cash and cash equivalents in various institutions at levels beyond FDIC coverage limits, and we purchase investments not guaranteed by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. We rely on multiple financial institutions to provide funding pursuant to existing credit agreements, and those institutions may not be able to meet their obligations to provide funding in a timely manner, or at all, when we require it. The cost of or lack of available credit could impact our ability to develop sufficient liquidity to maintain or grow our business, which in turn may adversely affect our business and results of operations.

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

Our corporate governance structure may result in actions that conflict with our creditors’ interests as holders of our debt securities.

All of our common stock is owned by a voting trust described under “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Four voting trustees have the exclusive ability to elect and remove directors, amend our by-laws and take other actions which would normally be within the power of stockholders of a Delaware corporation. The voting trust is subject to expiration on April 15, 2011. As a result, the voting powers currently held by the voting trustees will shift to the hands of all stockholders and the stockholders will engage in voting procedures that they have not had available to them in 15 years. This new engagement in stockholder voting procedures may create distractions for management or the board which may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly structured.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate three manufacturing-related facilities abroad and ten distribution-only centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 28, 2010, is summarized in the following table:

Location	Primary Use	Leased/Owned

Americas
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Naucalpan, Mexico	Distribution	Leased
Cuautitlan, Mexico	Distribution	Leased

Europe
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Owned
Sabadell, Spain	Distribution	Leased
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned

Asia Pacific
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Hiratsuka Kanagawa, Japan	Distribution	Owned(2)

(1)	Building and improvements are owned but subject to a ground lease.

(2)	Owned by our 84%-owned Japanese subsidiary.

Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. As of November 28, 2010, we also leased or owned 104 administrative and sales offices in 40 countries, as well as leased a small number of warehouses in seven countries. We own or lease several facilities that are no longer in operation that we are working to sell or sublease.

In addition, as of November 28, 2010, we had 470 company-operated retail and outlet stores in leased premises in 27 countries. We had 190 stores in the Americas region, 173 stores in the Europe region and 107 stores in the Asia Pacific region.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended November 28, 2010.

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

The voting trust is subject to expiration on April 15, 2011. As a result, the voting trust certificates will be replaced by certificates for shares of common stock, and the voting powers currently held by the voting trustees will shift to the hands of all stockholders, and the stockholders will engage in voting procedures directly as voting matters arise.

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

As of January 31, 2011, there were 213 record holders of voting trust certificates. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

We paid cash dividends of $20 million on our common stock on May 12, 2010, and May 6, 2009. Subsequent to the fiscal year-end, on December 9, 2010, our board of directors declared a cash dividend of $20 million. Please see Note 14 to our audited consolidated financial statements included in this report for more information. The Company does not have an annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, the tax impact to the dividend recipients, our financial condition and compliance with the terms of our debt agreements. Our senior secured revolving credit facility and the indentures governing our senior unsecured notes limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.

We repurchased 2,217 shares of our common stock during the fourth quarter of the fiscal year ended November 28, 2010, in connection with the exercise of put rights under our 2006 Equity Incentive Plan. For more detailed information, see Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements for 2010, 2009, 2008, 2007 and 2006. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for 2010, 2009 and 2008 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	November 28,	November 29,	November 30,	November 25,	November 26,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Statements of Income Data:
Net sales	$4,325,908	$4,022,854	$4,303,075	$4,266,108	$4,106,572
Licensing revenue	84,741	82,912	97,839	94,821	86,375

Net revenues	4,410,649	4,105,766	4,400,914	4,360,929	4,192,947
Cost of goods sold	2,187,726	2,132,361	2,261,112	2,318,883	2,216,562

Gross profit	2,222,923	1,973,405	2,139,802	2,042,046	1,976,385
Selling, general and administrative expenses	1,841,562	1,595,317	1,614,730	1,401,005	1,362,726

Operating income	381,361	378,088	525,072	641,041	613,659
Interest expense	(135,823)	(148,718)	(154,086)	(215,715)	(250,637)
Loss on early extinguishment of debt	(16,587)	—	(1,417)	(63,838)	(40,278)
Other income (expense), net	6,647	(39,445)	(303)	15,047	24,136

Income before taxes	235,598	189,925	369,266	376,535	346,880
Income tax expense (benefit)(1)	86,152	39,213	138,884	(84,759)	106,159

Net income	149,446	150,712	230,382	461,294	240,721
Net loss (income) attributable to noncontrolling interest	7,057	1,163	(1,097)	(909)	(1,718)

Net income attributable to Levi Strauss & Co.	$156,503	$151,875	$229,285	$460,385	$239,003

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$146,274	$388,783	$224,809	$302,271	$261,880
Investing activities	(181,781)	(233,029)	(26,815)	(107,277)	(69,597)
Financing activities	32,313	(97,155)	(135,460)	(325,534)	(155,228)
Balance Sheet Data:
Cash and cash equivalents	$269,726	$270,804	$210,812	$155,914	$279,501
Working capital	891,607	778,888	713,644	647,256	805,976
Total assets	3,135,249	2,989,381	2,776,875	2,850,666	2,804,065
Total debt, excluding capital leases	1,863,146	1,852,900	1,853,207	1,960,406	2,217,412
Total capital leases	5,355	7,365	7,806	8,177	4,694
Total Levi Strauss & Co. stockholders’ deficit	(219,609)	(333,119)	(349,517)	(398,029)	(994,047)
Other Financial Data:
Depreciation and amortization	$104,896	$84,603	$77,983	$67,514	$62,249
Capital expenditures	154,632	82,938	80,350	92,519	77,080
Dividends paid	20,013	20,001	49,953	—	—

(1)	In the fourth quarter of 2007, as a result of improvements in business performance and recent positive developments in an ongoing IRS examination, we reversed valuation allowances against our deferred tax assets for foreign tax credit carryforwards, as we believed that it was more likely than not that these credits will be utilized prior to their expiration.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

We design and market jeans, casual and dress pants, tops, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.tm (“Signature”) and Denizentm brands around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear and other products.

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through 470 company-operated stores located in 27 countries, which collectively generated approximately 15% of our net revenues in 2010, as compared to 11% in 2009. In addition, we distribute our Levi’s® and Dockers® products through their respective brand-dedicated online stores operated by us as well as the online stores of certain of our key wholesale customers and other third parties. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and franchised stores in Asia Pacific. We currently distribute our Denizentm products through franchised stores in Asia Pacific.

Our Europe and Asia Pacific businesses, collectively, contributed approximately 42% of our net revenues and 38% of our regional operating income in 2010. Sales of Levi’s® brand products represented approximately 81% of our total net sales in 2010. Pants, including jeans, casual pants and dress pants, represented approximately 84% of our total units sold in 2010, and men’s products generated approximately 72% of our total net sales.

Trends Affecting our Business

We believe the key business and marketplace factors affecting us include the following:

•	Continuing pressures in the U.S. and global economy related to the global economic downturn, access to credit, volatility in investment returns, real estate market and employment concerns, and other similar elements that impact consumer discretionary spending, which continues to be weak in many markets, especially in Europe, are creating a challenging retail environment for us and our customers.

•	Wholesaler/retailer dynamics are changing as the wholesale channels face slowed growth prospects as a result of consolidation in the industry and the increasing presence of vertically integrated specialty stores. As a result, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings. Many apparel wholesalers, including us, seek to strengthen relationships with customers as a result of these changes in the marketplace through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

•	Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store distribution network, which has raised competitiveness in the retail market.

•	More competitors are seeking growth globally, thereby raising the competitiveness of the international markets. Some of these competitors are entering into markets where we already have a mature business such as the United States, Japan, Western Europe and Canada, and those new brands provide consumers discretionary purchase alternatives and lower-priced apparel offerings. Opportunities for major brands also are increasing in rapidly growing developing markets such as India, China, Brazil and Russia.

•	The increasingly global nature of our business exposes us to earnings volatility resulting from exchange rate fluctuations.

•	Brand and product proliferation continues around the world as we and other companies compete through differentiated brands and products targeted for specific consumers, price-points and retail segments. In addition, the ways of marketing these brands are changing to new mediums, challenging the effectiveness of more mass-market approaches such as television advertising.

•	Competition for resources throughout the supply chain has increased, causing us and other apparel manufacturers to continue to seek alternative sourcing channels and create new efficiencies in our global supply chain. Trends affecting the supply chain include:

•	the proliferation of low-cost sourcing alternatives around the world, which enables competitors to attract consumers with a constant flow of competitively-priced new products, resulting in reduced barriers to entry for new competitors.

•	the impact of increasing prices and tightened supply of labor and raw materials, such as cotton, which has contributed, and may continue to contribute, to ongoing pricing pressure throughout the supply chain. In particular, during the second half of 2010, the price of cotton increased substantially as a result of various dynamics in the commodity markets.

Trends such as these bring additional pressure on us and other wholesalers and retailers to shorten lead-times, reduce costs and raise product prices, and both the increased cost and lower availability of cotton may have an adverse impact on our cash and working capital needs as well as those of our suppliers. We have already begun to raise product prices in an attempt to mitigate the impact of these higher costs. However, further increases in cotton prices and other costs of production and distribution could negatively impact financial results.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the global economic downturn to create a challenging commercial and economic environment. We expect these factors to continue into the foreseeable future. In addition to these industry trends, we will remain focused on our key strategies and will continue to invest in the business, including investments in our retail and wholesale network and our information technology infrastructure, resulting in increased advertising and promotion expense, capital expenditure and selling expense. We believe that we will maintain a gross margin in the high-40s to low-50s.

Our 2010 Results

Our 2010 results reflect net revenue growth and the effects of the strategic investments we have made to support our long-term objectives.

•	Net revenues. Our consolidated net revenues increased by 7% compared to 2009, an increase of 6% on a constant-currency basis, reflecting growth in each of our geographic regions. Increased net revenues driven by our acquisitions in 2009, growth in revenues associated with the Levi’s® brand, and the expansion of our dedicated store network globally were partially offset by declines in the wholesale channel in certain markets.

•	Operating income. Our operating income increased by $3 million and our operating margin declined as compared to 2009, as the benefits from a higher gross margin and the increase in our net revenues were offset by our continued strategic investments, including the expansion of our dedicated store network as well as advertising and promotion expenses to support the growth of our brands.

•	Cash flows. Cash flows provided by operating activities were $146 million in 2010 as compared to $389 million in 2009. This reflects our planned expenditures in our strategic business initiatives and inventory build in support of our growth. Lower operating cash flows were countered by a decline in required payments on the trademark tranche of our senior secured revolving credit facility and a significant decline in cash used for acquisitions as compared to 2009.

Our Objectives

Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth, continue to generate strong cash flow and reduce our debt. Critical strategies to achieve these objectives include building upon our leadership position in the jean and khaki categories through continued product and marketing innovation, enhancing relationships with wholesale customers and expanding our dedicated store network to drive sales growth, capitalizing on our global footprint to maximize opportunities in targeted growth markets, and continuously increasing our productivity. We expect that our execution of these strategies will continue to result in increased advertising and selling expenses, a lower operating margin, and high capital expenditures during the 2011 fiscal year.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2010, 2009 and 2008 consisted of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks.

Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia Pacific. In the first quarter of 2010, accountability for information technology and marketing staff costs of a global nature, that in prior years were captured in our geographic regions, was centralized under corporate management in conjunction with our key strategy of driving productivity. Beginning in 2010, these costs have been classified as corporate expenses. These costs were not significant to any of our regional segments individually in any of the periods presented herein, and accordingly, business segment information for prior years has not been revised. The September 2010 announcement of our brand-led organization focuses on creating a leadership structure to enable a consistent product and consumer experience around the world for each of our brands. We continue to measure our business performance by region.

Classification.  Our classification of certain significant revenues and expenses reflects the following:

•	Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated and online stores and at our company-operated shop-in-shops located within department stores. It includes discounts, allowances for estimated returns and incentives.

•	Licensing revenue consists of royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

•	Cost of goods sold is primarily comprised of product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense.

•	Selling costs include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commission payments associated with our company-operated shop-in-shops.

•	We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

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

2010 compared to 2009

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 28,	November 29,
			%	2010	2009
	November 28,	November 29,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues
		(Dollars in millions)

Net sales	$4,325.9	$4,022.9	7.5%	98.1%	98.0%
Licensing revenue	84.7	82.9	2.2%	1.9%	2.0%

Net revenues	4,410.6	4,105.8	7.4%	100.0%	100.0%
Cost of goods sold	2,187.7	2,132.4	2.6%	49.6%	51.9%

Gross profit	2,222.9	1,973.4	12.6%	50.4%	48.1%
Selling, general and administrative expenses	1,841.5	1,595.3	15.4%	41.8%	38.9%

Operating income	381.4	378.1	0.9%	8.6%	9.2%
Interest expense	(135.8)	(148.7)	(8.7)%	(3.1)%	(3.6)%
Loss on early extinguishment of debt	(16.6)	—	—	(0.4)%	—
Other income (expense), net	6.6	(39.5)	(116.9)%	0.2%	(1.0)%

Income before income taxes	235.6	189.9	24.0%	5.3%	4.6%
Income tax expense	86.2	39.2	119.7%	2.0%	1.0%

Net income	149.4	150.7	(0.8)%	3.4%	3.7%
Net loss attributable to noncontrolling
interest	7.1	1.2	506.8%	0.2%	—

Net income attributable to Levi
Strauss & Co.	$156.5	$151.9	3.0%	3.5%	3.7%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 28,	November 29,	As	Constant
	2010	2009	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$2,549.1	$2,357.7	8.1%	7.1%
Europe	1,105.2	1,042.1	6.1%	7.5%
Asia Pacific	756.3	706.0	7.1%	0.3%

Total Net Revenues	$4,410.6	$4,105.8	7.4%	6.0%

Total net revenues increased on both reported and constant-currency bases for the year ended November 28, 2010, as compared to the prior year. Changes in foreign currency exchange rates affected our consolidated reported amounts favorably by approximately $53 million.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased in 2010. Currency affected net revenues favorably by approximately $23 million.

Levi’s® brand net revenues increased, driven by the outlet stores we acquired in July 2009, as well as strong performance of our men’s and juniors’ products in the wholesale channel. The improved Levi’s® brand performance was partially offset by declines of net sales from our Signature and U.S. Dockers® brands as compared to 2009, although for the fourth quarter, Dockers® brand net sales increased as compared to the prior year, primarily driven by men’s long bottoms.

Europe.  Net revenues in our Europe region increased on both reported and constant-currency bases. Currency affected net revenues unfavorably by approximately $18 million.

The increase was driven by the positive impact of our Levi’s® brand, including our 2009 footwear and accessories business acquisition and our expanding company-operated retail network throughout the region, and was partially offset by continued sales declines in our traditional wholesale channels, reflecting the region’s ongoing depressed economic environment.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $48 million.

Net revenues in the region increased primarily due to the continued expansion of our brand-dedicated retail network in our emerging markets of China and India, offset by continued net revenue declines due to the weak performance of our business in Japan.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
			%
	November 28,	November 29,	Increase
	2010	2009	(Decrease)
	(Dollars in millions)

Net revenues	$4,410.6	$4,105.8	7.4%
Cost of goods sold	2,187.7	2,132.4	2.6%

Gross profit	$2,222.9	$1,973.4	12.6%

Gross margin	50.4%	48.1%

Compared to the prior year, gross profit increased in 2010 primarily due to the increase in our constant-currency net revenues, improved gross margins in each of our regions, and a favorable currency impact of approximately $47 million. The improvement in our gross margin primarily reflected the increased contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 28,	November 29,
			%	2010	2009
	November 28,	November 29,	Increase	% of Net	% of Net
	2010	2009	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$636.8	$498.9	27.7%	14.4%	12.1%
Advertising and promotion	327.8	266.1	23.2%	7.4%	6.5%
Administration	403.7	371.8	8.6%	9.2%	9.1%
Other	473.2	458.5	3.2%	10.7%	11.2%

Total SG&A	$1,841.5	$1,595.3	15.4%	41.8%	38.9%

Currency contributed approximately $12 million of the $246.2 million increase in SG&A expenses as compared to the prior year.

Selling.  Selling expenses increased across all business segments, primarily reflecting higher costs, such as rents and increased headcount, associated with the continued expansion of our company-operated store network.

Advertising and promotion.  The increase in advertising and promotion expenses was attributable to the planned increase in support of our U.S. Levi’s® and U.S. Dockers® brands, as well as our global launch of our Levi’s® Curve ID jeans for women and the launch of our Denizentm brand in the Asia Pacific region.

Administration.  The increase in administration expenses reflect higher costs associated with our pension and postretirement benefit plans, as well as higher costs related to various corporate initiatives, including costs in the third quarter of 2010 associated with executive separations.

Other.  Other SG&A expenses include distribution, information technology, and marketing organization costs. The increase in expenses was primarily due to increased marketing project costs related to our strategic initiatives.

Operating income

The following table shows operating income by reporting segment and certain components of corporate expense for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 28,		November 29,
			%	2010		2009
	November 28	November 29	Increase	% of Net		% of Net
	2010	2009	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$402.5	$346.3	16.2%	15.8%		14.7%
Europe	163.5	154.8	5.6%	14.8%		14.9%
Asia Pacific	86.3	91.0	(5.2)%	11.4%		12.9%

Total regional operating income	652.3	592.1	10.2%	14.8	%*	14.4	%*
Corporate expenses	270.9	214.0	26.6%	6.1	%*	5.2	%*

Total operating income	$381.4	$378.1	0.9%	8.6	%*	9.2	%*

Operating margin	8.6%	9.2%

*	Percentage of consolidated net revenues

Currency favorably affected total operating income by approximately $35 million in 2010.

Regional operating income.

•	Americas. Operating income and operating margin reflected the region’s improvement in gross margin and higher constant-currency net revenues, the effects of which were partially offset by the increased selling and advertising expenses.

•	Europe. The increase in the region’s operating income was primarily due to the favorable impact of currency. The region’s higher constant-currency net revenues and gross margin improvement were more than offset by higher expenses reflecting our retail expansion.

•	Asia Pacific. Despite the favorable impact of currency and improved gross margin, the region’s operating income decreased due to the net sales declines in Japan as well as the region’s retail expansion and increased advertising.

Corporate.  Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Corporate expenses for 2010 increased due to higher costs associated with our pension and postretirement benefit plans and higher costs related to various corporate initiatives, including costs in the third quarter of 2010 associated with executive separations, as well as the increased marketing costs. Corporate expenses also increased due to the classification of information technology and marketing staff costs of a global nature that were centralized under corporate management beginning in 2010; these costs were not significant to any of our regional segments individually or to prior periods, and as such, prior period amounts were not reclassified.

Corporate expenses in 2010 and 2009 include amortization of prior service benefit of $29.6 million and $39.7 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003. We will continue to amortize the prior service benefit in the future. For more information, see Note 8 to our audited consolidated financial statements included in this report.

Interest expense

Interest expense was $135.8 million for the year ended November 28, 2010, as compared to $148.7 million in the prior year. The decrease in interest expense was driven primarily by lower average borrowing rates in 2010, resulting from our debt refinancing activity that occurred in the second quarter of 2010, and lower interest expense on our deferred compensation plans in 2010.

The weighted-average interest rate on average borrowings outstanding for 2010 was 7.05% as compared to 7.44% for 2009.

Loss on early extinguishment of debt

For the year ended November 28, 2010, we recorded a $16.6 million loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2010. The loss was comprised of tender premiums of $30.2 million and the write-off of $7.6 million of unamortized debt issuance costs net of applicable premium, offset by a gain of $21.2 million related to the partial repurchase of Yen-denominated Eurobonds due 2016 at a discount to their par value.

Other income (expense), net

Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 28, 2010, we recorded net income of $6.6 million compared to net expense of $39.5 million for the prior year.

The income in 2010 primarily reflects transaction gains on our foreign currency denominated balances, partially offset by losses on foreign exchange derivatives which economically hedge future cash flow obligations of our foreign operations. The expense in 2009 reflected losses on foreign exchange derivatives.

Income tax expense

Income tax expense was $86.2 million for the year ended November 28, 2010, compared to $39.2 million for the prior year. Our effective tax rate was 36.6% for the year ended November 28, 2010, compared to 20.6% for the prior year.

The 16.0 percentage point increase in our effective tax rate was primarily driven by two significant discrete income tax charges recognized during the second quarter of 2010, as well as our inability to benefit current year losses in our Japanese subsidiary. The $47.0 million increase in our income tax expense was primarily attributed to the same factors coupled with an increase in income before income taxes.

Due primarily to our recent negative financial performance in Japan, we recognized a discrete expense of $14.2 million during the second quarter of 2010 to recognize a valuation allowance to fully offset the amount of the existing net deferred tax assets of our Japanese subsidiary as of the beginning of our fiscal year 2010, as we no longer expect to benefit from those assets. Furthermore, in 2010 we were not able to benefit our current year losses in Japan, which further increased the valuation allowance by $13.3 million.

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

2009 compared to 2008

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 29,	November 30,
			%	2009	2008
	November 29,	November 30,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$4,022.9	$4,303.1	(6.5)%	98.0%	97.8%
Licensing revenue	82.9	97.8	(15.3)%	2.0%	2.2%

Net revenues	4,105.8	4,400.9	(6.7)%	100.0%	100.0%
Cost of goods sold	2,132.4	2,261.1	(5.7)%	51.9%	51.4%

Gross profit	1,973.4	2,139.8	(7.8)%	48.1%	48.6%
Selling, general and administrative expenses	1,595.3	1,614.7	(1.2)%	38.9%	36.7%

Operating income	378.1	525.1	(28.0)%	9.2%	11.9%
Interest expense	(148.7)	(154.1)	(3.5)%	(3.6)%	(3.5)%
Loss on early extinguishment of debt	—	(1.4)	(100.0)%	—	—
Other expense, net	(39.5)	(0.3)	12,918.2%	(1.0)%	—

Income before income taxes	189.9	369.3	(48.6)%	4.6%	8.4%
Income tax expense	39.2	138.9	(71.8)%	1.0%	3.2%

Net income	150.7	230.4	(34.6)%	3.7%	5.2%
Net loss (income) attributable to noncontrolling interest	1.2	(1.1)	(206.0)%	—	—

Net income attributable to Levi Strauss & Co.	$151.9	$229.3	(33.8)%	3.7%	5.2%

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

As compared to prior year, 2009 also reflects the loss of customers due to bankruptcy in the second and third quarters of 2008. In addition, 2008 was adversely impacted by issues we encountered during our stabilization of an enterprise resource planning (“ERP”) system in the United States in the beginning of the second quarter of 2008.

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

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 29,	November 30,
			%	2009	2008
	November 29,	November 30,	Increase	% of Net	% of Net
	2009	2008	(Decrease)	Revenues	Revenues
		(Dollars in millions)

Selling	$498.9	$438.9	13.6%	12.1%	10.0%
Advertising and promotion	266.1	297.9	(10.6)%	6.5%	6.8%
Administration	371.8	372.5	(0.2)%	9.1%	8.5%
Other	458.5	505.4	(9.3)%	11.2%	11.5%

Total SG&A	$1,595.3	$1,614.7	(1.2)%	38.9%	36.7%

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

Other.  Other SG&A costs include distribution, information technology, and marketing organization costs, gain or loss on sale of assets and other operating income. Currency favorably impacted these expenses by $14 million in 2009. The decrease in expenses was primarily due to lower distribution costs, resulting from actions we have taken in recent years to restructure our distribution center operations and the decline in sales volume, as well as lower marketing organization costs.

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

Other expense, net

Other expense, net, primarily consists of foreign exchange management activities and transactions. For the year ended November 29, 2009, we recorded net expense of $39.5 million compared to $0.3 million for the prior year. The increase in expense primarily reflects losses in 2009 on foreign exchange derivatives which economically hedge future cash flow obligations of our foreign operations, partially offset by foreign currency transaction gains. During 2009, the U.S. Dollar depreciated relative to the rate included in many of our forward contracts, particularly the Euro and the Australian Dollar, negatively impacting the value of the related derivatives.

Income tax expense

Income tax expense was $39.2 million for the year ended November 29, 2009, compared to $138.9 million for the prior year. Our effective tax rate was 20.6% for the year ended November 29, 2009, compared to 37.6% for the prior year.

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

We are borrowers under an amended and restated senior secured revolving credit facility. The maximum availability under the facility is $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility includes a $250 million trademark tranche and a $500 million revolving tranche. The revolving tranche increases as the trademark tranche is repaid, up to a maximum of $750 million when the trademark tranche is repaid in full. Upon repayment of the trademark tranche, the secured interest in the U.S. trademarks will be released. As of November 28, 2010, we had borrowings of $108.3 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $369.0 million, as our total availability of $445.5 million, based on collateral levels as defined by the agreement, was reduced by $76.5 million of other credit-related instruments.

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

As of November 28, 2010, we had cash and cash equivalents totaling $269.7 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $638.7 million.

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

The following table presents selected cash uses in 2010 and the related projected cash uses for these items in 2011 as of November 28, 2010:

		Projected
	Cash Used in	Cash Uses in
	2010	2011
	(Dollars in millions)

Capital expenditures(1)	$155	$140
Interest	147	119
Federal, foreign and state taxes (net of refunds)	53	60
Pension plans(2)	38	135
Postretirement health benefit plans	20	20
Business acquisitions(3)	12	—
Dividend	20	20

Total selected cash requirements	$445	$494

(1)	Capital expenditures consists primarily of costs associated with information technology systems and investment in company-operated retail stores. In 2010, we also remodeled the Company’s headquarters. Cash used in 2010 includes approximately $16 million of tenant improvement allowances that were paid directly by the landlord.

(2)	The estimated increase in pension contribution in 2011 is primarily due to the reduction of the fair value of the plan assets of our U.S. pension plans at November 28, 2010, as compared to the related plan obligations. However, the 2011 contribution amounts will be recalculated at the end of the plans’ fiscal years, which for our U.S. pension plans are at the beginning of the Company’s third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets, as well as alternative methods that may be available to us for measuring our funding obligation. We are currently evaluating such alternatives, which could provide opportunities to significantly lower the required contribution amount.

(3)	Cash used reflects final purchase price payment for our 2009 acquisition of a former licensee in Europe.

The following table provides information about our significant cash contractual obligations and commitments as of November 28, 2010:

	Payments Due or Projected by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in millions)

Contractual and Long-term Liabilities:
Short-term and long-term debt obligations(1)	$1,863	$46	$108	$—	$324	$—	$1,385
Interest(2)	826	119	117	113	105	104	268
Capital lease obligations	6	2	2	2	—	—	—
Operating leases(3)	758	147	125	99	79	69	239
Purchase obligations(4)	550	504	25	19	2	—	—
Postretirement obligations(5)	175	20	19	19	18	18	81
Pension obligations(6)	430	135	55	52	49	41	98
Long-term employee related benefits(7)	89	10	9	9	9	9	43

Total	$4,697	$983	$460	$313	$586	$241	$2,114

(1)	The terms of the trademark tranche of our credit facility require payments of the remaining balance at maturity in 2012. Additionally, the 2011 amount consists of short-term borrowings.

(2)	Interest obligations are computed using constant interest rates until maturity. The LIBOR rate as of November 28, 2010, was used for variable-rate debt.

(3)	Amounts reflect contractual obligations relating to our existing leased facilities as of November 28, 2010, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 — Properties.”

(4)	Amounts reflect estimated commitments of $457 million for inventory purchases and $93 million for human resources, advertising, information technology and other professional services.

(5)	The amounts presented in the table represent an estimate for the next ten years of our projected payments, based on information provided by our plans’ actuaries, and have not been reduced by estimated Medicare subsidy receipts, the amounts of which are not material. Our policy is to fund postretirement benefits as claims and premiums are paid. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)	The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans’ actuaries. For U.S. qualified plans, these estimates comply with minimum funded status and minimum required contributions under the Pension Protection Act. The substantial pension contribution estimated for 2011 is primarily due to the reduction of the fair value of the plan assets of our U.S. pension plans at November 28, 2010, as compared to the related plan obligations. However, the 2011 contribution amounts will be recalculated at the end of the plans’ fiscal years, which for our U.S. pension plans are at the beginning of the Company’s third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets, as well as alternative methods that may be available to us for measuring our funding obligation. We are currently evaluating such alternatives, which could provide opportunities to significantly lower the required contribution amount. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(7)	Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements and workers’ compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our income tax liabilities associated with uncertain tax positions of $150.7 million, as we are unable to make reasonable estimates for the periods in which these liabilities may become due. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.

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

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in millions)

Cash provided by operating activities	$146.3	$388.8	$224.8
Cash used for investing activities	(181.8)	(233.0)	(26.8)
Cash provided by (used for) financing activities	32.3	(97.2)	(135.5)
Cash and cash equivalents	269.7	270.8	210.8

2010 as compared to 2009

Cash flows from operating activities

Cash provided by operating activities was $146.3 million for 2010, as compared to $388.8 million for 2009. Operating cash declined compared to the prior year due to higher payments to vendors, reflecting our retail expansion and increased advertising as well as higher cash used for inventory, in support of our business growth. This decline was partially offset by an increase in cash collected from customers, reflecting our higher net revenues.

Cash flows from investing activities

Cash used for investing activities was $181.8 million for 2010 compared to $233.0 million for 2009. As compared to the prior year, the decrease in cash used for investing activities primarily reflects less cash used for acquisitions and lower payments on the settlement of our forward foreign exchange contracts, partially offset by more cash used towards the remodeling of the Company’s headquarters as well as our information technology systems associated with the installation of our global ERP system and our company-operated retail stores.

Cash flows from financing activities

Cash provided by financing activities was $32.3 million for 2010 compared to cash used of $97.2 million for 2009. Net cash provided in 2010 reflected our May 2010 refinancing activities. Cash used in 2009 primarily related to required payments on the trademark tranche of our senior secured revolving credit facility; no such payment is required in 2010.

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

Indebtedness

The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.9 billion, we had fixed-rate debt of approximately $1.5 billion (77% of total debt) and variable-rate debt of approximately $0.4 billion (23% of total debt) as of November 28, 2010. Our required aggregate debt principal payments, excluding short-term borrowings, are $108.3 million in 2012, $323.7 million in 2014 and the remaining $1.4 billion in years after 2015. Short-term borrowings totaling $46.4 million as of November 28, 2010, are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

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

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

Off-balance sheet arrangements and other.  We have contractual commitments for non-cancelable operating leases; for more information, see Note 13 to our audited consolidated financial statements included in this report. We participate in a multiemployer pension plan, however our exposure to risks arising from participation in the plan and the extent to which we can be liable to the plan for other participating employers’ obligations are not material in the near-term. We have no other material non-cancelable guarantees or commitments, and no material special-purpose entities or other off-balance sheet debt obligations.

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

Revenue recognition.  Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated and online stores and at our company-operated shop-in-shops located within department stores. We recognize revenue on sale of product when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of our trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

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

Accounts receivable, net.  We extend credit to our wholesale and licensing customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on historic trends, customer-specific circumstances, and an evaluation of economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances.

Inventory valuation.  We value inventories at the lower of cost or market value. Inventory cost is generally determined using the first-in first-out method. We include product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price. We estimate quantities of slow-moving and obsolete inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of disposition, and current consumer preferences. Estimates may differ from actual results due to changes in resale or market value, avenues of disposition, consumer and retailer preferences and economic conditions.

Impairment.  We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. In our impairment tests, we use a two-step approach. In the first step, we compare the carrying value of the applicable asset or reporting unit to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the asset or reporting unit exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 28, 2010, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.

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

Derivative and foreign exchange management activities.  We recognize all derivatives as assets and liabilities at their fair values. We may use derivatives and establish programs from time to time to manage foreign currency and interest rate exposures that are sensitive to changes in market conditions. The instruments that we designate and that qualify for hedge accounting treatment hedge our net investment position in certain of our foreign. For these instruments, we document the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other income (expense), net” in our consolidated statements of income. The gains and losses on the instruments that we designate and that qualify for hedge accounting treatment are recorded in “Accumulated other comprehensive income (loss)” in our consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that we do not designate or that do not qualify for hedge accounting are recorded in “Other income (expense), net” or “Interest expense” in our consolidated statements of income to reflect the economic risk being mitigated.

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

We recognize either an asset or liability for any plan’s funded status in our consolidated balance sheets. We measure changes in funded status using actuarial models which use an attribution approach that generally spreads individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our pension plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.

Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 28, 2010, a twenty-five basis-point change in the discount rate would yield an approximately three-percent change in the projected benefit obligation and annual service cost of our pension and postretirement benefit plans.

Employee incentive compensation.  We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. For our short-term plans, the amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Our long-term plans are intended to reward management for its long-term impact on our total earnings performance. Performance is measured at the end of a three-year period based on our performance over the period measured against certain pre-established targets such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) or compound annual growth rates over the periods. We accrue the related compensation expense over the period of the plan, and changes in our projected future financial performance could have a material impact on our accruals.

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

•	changes in the level of consumer spending for apparel in view of general economic conditions, and our ability to plan for and respond to the impact of those changes;

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, general economic conditions and changing consumer preferences;

•	our ability to mitigate costs related to manufacturing, sourcing, and raw materials supply, such as cotton;

•	our ability to grow our Dockers® brand and to expand our Denizentm brand into new markets and channels;

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix, and our ability to manage any resulting product transition costs;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our enterprise resource planning system throughout our business without disruption or to mitigate such disruptions;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that effect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social or economic instability in countries where we do business.

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

Derivative Financial Instruments

We are exposed to market risk primarily related to foreign currencies. We manage foreign currency risks with the objective to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative.

We are exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange. However, we believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

Foreign Exchange Risk

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. We manage forecasted exposures.

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

Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprised of a group of our senior financial executives, review our foreign exchange activities to ensure compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for an active approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.

We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 28, 2010, we had forward foreign exchange contracts to buy $623.7 million and to sell $392.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2012.

As of November 29, 2009, we had forward foreign exchange contracts to buy $523.5 million and to sell $175.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through December 2010.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 28, 2010, and November 29, 2009. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts. A positive notional amount represents a long position in U.S. Dollar versus the exposure currency, while a negative notional amount represents a short position in U.S. Dollar versus the exposure currency. The net position is the sum of all buy transactions and the sum of all sell transactions. All amounts are stated in U.S. Dollar equivalents. All transactions will mature before the end of February 2012.

	As of November 28, 2010			As of November 29, 2009
	Average Forward	Notional	Fair	Average Forward	Notional	Fair
	Exchange Rate	Amount	Value	Exchange Rate	Amount	Value
	(Dollars in thousands)

Currency
Australian Dollar	0.96	$29,475	$(203)	0.84	$53,061	$(2,420)
Brazilian Real	1.87	656	(3)	1.96	626	(23)
Canadian Dollar	1.02	30,126	(30)	1.09	52,946	(1,972)
Swiss Franc	1.02	(35,178)	(781)	1.00	(15,246)	(125)
Czech Koruna	17.96	2,799	156	17.36	2,689	62
Danish Krone	0.18	24,406	897	0.20	26,684	245
Euro	1.31	(72,842)	(3,273)	1.46	70,472	(1,192)
British Pound Sterling	0.63	37,447	626	0.62	34,414	(497)
Hong Kong Dollar	—	—	—	7.75	(14)	—
Hungarian Forint	201.26	(5,423)	(392)	200.87	(5,887)	(392)
Japanese Yen	81.72	65,123	1,229	93.67	37,704	(3,228)
South Korean Won	1,133.51	21,244	576	1,224.91	16,745	(824)
Mexican Peso	12.72	57,854	(433)	13.94	30,588	(1,623)
Norwegian Krone	0.17	10,709	630	0.17	8,878	(464)
New Zealand Dollar	1.31	(1,963)	(430)	1.38	(9,581)	(270)
Polish Zloty	2.87	(45,139)	(2,999)	2.85	(52,830)	224
Russian Ruble	31.24	13,804	388	—	—	—
Swedish Krona	6.84	73,945	1,869	6.97	73,272	635
Singapore Dollar	1.29	(30,140)	(428)	1.40	(28,734)	167
New Taiwan Dollar	30.28	27,209	(172)	31.70	29,678	487
South African Rand	7.13	27,102	500	8.50	22,961	(2,588)

Total		$231,214	$(2,273)		$348,426	$(13,798)

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

									As of
	As of November 28, 2010								November 29,
	Expected Maturity Date							Fair Value	2009
	2011(1)	2012	2013	2014	2015	Thereafter	Total	2010	Total
	(Dollars in thousands)

Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$875,000	$875,000	$915,686	$796,210
Average Interest Rate	—	—	—	—	—	8.13%	8.13%
Fixed Rate (Yen 9.1 billion)	—	—	—	—	—	109,062	109,062	98,063	231,709
Average Interest Rate	—	—	—	—	—	4.25%	4.25%
Fixed Rate (Euro 300 million)	—	—	—	—	—	400,740	400,740	407,993	372,325
Average Interest Rate	—	—	—	—	—	7.75%	7.75%
Variable Rate (US$)	—	108,250	—	325,000	—	—	433,250	418,605	433,250
Average Interest Rate(2)	—	2.76%	—	2.50%	—	—	2.57%
Total Principal (face amount) of our debt instruments	$—	$108,250	$—	$325,000	$—	$1,384,802	$1,818,052	$1,840,347	$1,833,494

(1)	Excludes short-term borrowings.

(2)	Assumes no change in short-term interest rates. Expected maturities due 2012 relate to the trademark tranche of our senior revolving credit facility. Expected maturities due 2014 relate to our Senior Term Loan.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 28, 2010 and November 29, 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

PricewaterhouseCoopers LLP

San Francisco, CA
February 8, 2011

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 28,	November 29,
	2010	2009
	(Dollars in thousands)

ASSETS

Current Assets:
Cash and cash equivalents	$269,726	$270,804
Restricted cash	4,028	3,684
Trade receivables, net of allowance for doubtful accounts of $24,617 and $22,523	553,385	552,252
Inventories:
Raw materials	6,770	6,818
Work-in-process	9,405	10,908
Finished goods	563,728	433,546

Total inventories	579,903	451,272
Deferred tax assets, net	137,892	135,508
Other current assets	106,198	92,344

Total current assets	1,651,132	1,505,864
Property, plant and equipment, net of accumulated depreciation of $683,258 and $664,891	488,603	430,070
Goodwill	241,472	241,768
Other intangible assets, net	84,652	103,198
Non-current deferred tax assets, net	559,053	601,526
Other assets	110,337	106,955

Total assets	$3,135,249	$2,989,381

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$46,418	$18,749
Current maturities of long-term debt	—	—
Current maturities of capital leases	1,777	1,852
Accounts payable	212,935	198,220
Other accrued liabilities	275,443	271,019
Accrued salaries, wages and employee benefits	196,152	195,434
Accrued interest payable	9,685	28,709
Accrued income taxes	17,115	12,993

Total current liabilities	759,525	726,976
Long-term debt	1,816,728	1,834,151
Long-term capital leases	3,578	5,513
Postretirement medical benefits	147,065	156,834
Pension liability	400,584	382,503
Long-term employee related benefits	102,764	97,508
Long-term income tax liabilities	50,552	55,862
Other long-term liabilities	54,281	43,480

Total liabilities	3,335,077	3,302,827

Commitments and contingencies
Temporary equity	8,973	1,938

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,322,358 shares and 37,284,741 shares issued and outstanding	373	373
Additional paid-in capital	18,840	39,532
Accumulated earnings (deficit)	33,346	(123,157)
Accumulated other comprehensive loss	(272,168)	(249,867)

Total Levi Strauss & Co. stockholders’ deficit	(219,609)	(333,119)
Noncontrolling interest	10,808	17,735

Total stockholders’ deficit	(208,801)	(315,384)

Total liabilities, temporary equity and stockholders’ deficit	$3,135,249	$2,989,381

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Net sales	$4,325,908	$4,022,854	$4,303,075
Licensing revenue	84,741	82,912	97,839

Net revenues	4,410,649	4,105,766	4,400,914
Cost of goods sold	2,187,726	2,132,361	2,261,112

Gross profit	2,222,923	1,973,405	2,139,802
Selling, general and administrative expenses	1,841,562	1,595,317	1,614,730

Operating income	381,361	378,088	525,072
Interest expense	(135,823)	(148,718)	(154,086)
Loss on early extinguishment of debt	(16,587)	—	(1,417)
Other income (expense), net	6,647	(39,445)	(303)

Income before income taxes	235,598	189,925	369,266
Income tax expense	86,152	39,213	138,884

Net income	149,446	150,712	230,382
Net loss (income) attributable to noncontrolling interest	7,057	1,163	(1,097)

Net income attributable to Levi Strauss & Co.	$156,503	$151,875	$229,285

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

	Levi Strauss & Co. Stockholders
				Accumulated
		Additional	Accumulated	Other
	Common	Paid-In	Earnings	Comprehensive	Noncontrolling	Stockholders’
	Stock	Capital	(Deficit)	Income (Loss)	Interest	Deficit
	(Dollars in thousands)

Balance at November 25, 2007	$373	$92,650	$(499,093)	$8,041	$15,833	$(382,196)

Net income	—	—	229,285	—	1,097	230,382
Other comprehensive (loss) income (net of tax)	—	—	—	(135,956)	2,166	(133,790)

Total comprehensive income						96,592

Cumulative-effect adjustment related to uncertain tax positions (amendment to ASC 740, “Income Taxes”)	—	—	(5,224)	—	—	(5,224)
Stock-based compensation, net	—	10,360	—	—	—	10,360
Cash dividend paid	—	(49,953)	—	—	(1,114)	(51,067)

Balance at November 30, 2008	373	53,057	(275,032)	(127,915)	17,982	(331,535)

Net income (loss)	—	—	151,875	—	(1,163)	150,712
Other comprehensive (loss) income (net of tax)	—	—	—	(121,952)	1,894	(120,058)

Total comprehensive income						30,654

Stock-based compensation, net	—	6,476	—	—	—	6,476
Cash dividend paid	—	(20,001)	—	—	(978)	(20,979)

Balance at November 29, 2009	373	39,532	(123,157)	(249,867)	17,735	(315,384)

Net income (loss)	—	—	156,503	—	(7,057)	149,446
Other comprehensive (loss) income (net of tax)	—	—	—	(22,301)	130	(22,171)

Total comprehensive income						127,275

Stock-based compensation, net	—	(601)	—	—	—	(601)
Repurchase of common stock	—	(78)	—	—	—	(78)
Cash dividend paid	—	(20,013)	—	—	—	(20,013)

Balance at November 28, 2010	$373	$18,840	$33,346	$(272,168)	$10,808	$(208,801)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net income	$149,446	$150,712	$230,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,896	84,603	77,983
Asset impairments	6,865	16,814	20,308
(Gain) loss on disposal of property, plant and equipment	(248)	(175)	40
Unrealized foreign exchange (gains) losses	(17,662)	14,657	50,736
Realized loss (gain) on settlement of forward foreign exchange contracts not
designated for hedge accounting	16,342	50,760	(53,499)
Employee benefit plans’ amortization from accumulated other comprehensive loss	3,580	(19,730)	(35,995)
Employee benefit plans’ curtailment loss (gain), net	106	1,643	(5,162)
Noncash (gain) loss on extinguishment of debt, net of write-off of unamortized
debt issuance costs	(13,647)	—	394
Amortization of deferred debt issuance costs	4,332	4,344	4,007
Stock-based compensation	6,438	7,822	6,832
Allowance for doubtful accounts	7,536	7,246	10,376
Deferred income taxes	31,113	(5,128)	75,827
Change in operating assets and liabilities (excluding assets and liabilities acquired):
Trade receivables	(30,259)	27,568	61,707
Inventories	(148,533)	113,014	(21,777)
Other current assets	(20,131)	5,626	(25,400)
Other non-current assets	(7,160)	(11,757)	(16,773)
Accounts payable and other accrued liabilities	39,886	(58,185)	(100,388)
Income tax liabilities	6,330	(3,377)	3,923
Accrued salaries, wages and employee benefits	(18,463)	(20,082)	(30,566)
Long-term employee related benefits	6,335	26,871	(35,112)
Other long-term liabilities	19,120	(4,452)	6,922
Other, net	52	(11)	44

Net cash provided by operating activities	146,274	388,783	224,809

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(154,632)	(82,938)	(80,350)
Proceeds from sale of property, plant and equipment	1,549	939	995
(Payments) proceeds on settlement of forward foreign exchange
contracts not designated for hedge accounting	(16,342)	(50,760)	53,499
Acquisitions, net of cash acquired	(12,242)	(100,270)	(959)
Other	(114)	—	—

Net cash used for investing activities	(181,781)	(233,029)	(26,815)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	909,390	—	—
Repayments of long-term debt and capital leases	(866,051)	(72,870)	(94,904)
Short-term borrowings, net	27,311	(2,704)	12,181
Debt issuance costs	(17,546)	—	(446)
Restricted cash	(700)	(602)	(1,224)
Repurchase of common stock	(78)	—	—
Dividends to noncontrolling interest shareholders	—	(978)	(1,114)
Dividend to stockholders	(20,013)	(20,001)	(49,953)

Net cash provided by (used for) financing activities	32,313	(97,155)	(135,460)

Effect of exchange rate changes on cash and cash equivalents	2,116	1,393	(7,636)

Net (decrease) increase in cash and cash equivalents	(1,078)	59,992	54,898
Beginning cash and cash equivalents	270,804	210,812	155,914

Ending cash and cash equivalents	$269,726	$270,804	$210,812

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$147,237	$135,576	$154,103
Income taxes	52,912	56,922	63,107

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, skirts, jackets, footwear and related accessories, for men, women and children under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.tm and Denizentm brands. The Company markets its products in three geographic regions: Americas, Europe and Asia Pacific.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). All significant intercompany balances and transactions have been eliminated. The Company is privately held primarily by descendants of the family of its founder, Levi Strauss, and their relatives.

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2010, 2009 and 2008 consists of 13 weeks, with the exception of the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events have been evaluated through the issuance date of these financial statements.

In 2010, the Company became subject to disclosure provisions which require that amounts attributable to noncontrolling interests (formerly referred to as “minority interests”) be clearly identified and presented separately from the Company’s interests in the consolidated financial statements. Accordingly, prior-year amounts relating to the 16.4% noncontrolling interest in Levi Strauss Japan K.K., the Company’s Japanese subsidiary, have been reclassified to conform to the new presentation.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Accounts Receivable, Net

The Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, which includes receivables related to the Company’s net sales and licensing revenues, are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on historic trends, customer-specific circumstances, and an evaluation of economic conditions.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Certain costs relating to internal-use software development are capitalized when incurred during the application development phase. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is depreciated over periods ranging from three to seven years.

Goodwill and Other Intangible Assets

Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company’s 2009 acquisitions. Goodwill is not amortized; intangible assets are comprised of owned trademarks with indefinite useful lives which are not being amortized and acquired contractual rights and customers lists with finite lives which are being amortized over periods ranging from two to eight years.

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

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in “Other assets” in the Company’s consolidated balance sheets. These costs are amortized using the effective interest method. Amortization of debt issuance costs is included in “Interest expense” in the consolidated statements of income.

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

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

rental expense and actual rental payments are recorded as deferred rent liabilities included in “Other accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 28, 2010, and November 29, 2009.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Stock-Based Compensation

The Company has stock-based incentive plans which reward certain employees and directors with cash or equity. Compensation cost for these awards is estimated based on the number of awards that are expected to vest. Compensation cost for equity awards is measured based on the fair value at the grant date, while liability award expense is measured and adjusted based on the fair value at the end of each quarter. No compensation cost is ultimately recognized for awards which are unvested and forfeited at an employees’ termination date or for liability awards which are out-of-the-money at the award expiration date. Compensation cost is recognized on a straight-line basis over the period that an employee provides service for that award, which generally is the vesting period.

The Company’s common stock is not listed on any established stock exchange. Accordingly, the stock’s fair market value is determined by the Board based upon a valuation performed by an independent third-party, Evercore Group LLC (“Evercore”). Determining the fair value of the Company’s stock requires complex and subjective judgments. The valuation process includes comparison of the Company’s historical and estimated future financial results with selected publicly-traded companies and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its stock-based compensation plans, such as the grant date fair value of awards.

The fair value of equity awards granted to employees is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company’s common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. Expected life is computed using the simplified method. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.

The fair value of equity awards granted to directors is based on the fair value of the common stock at the date of grant. The fair value of liability awards granted to employees is also based on the Black-Scholes option pricing model and is calculated based on the current common stock value and assumptions at each quarter end.

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

Derivative Financial Instruments and Hedging Activities

The Company recognizes all derivatives as assets and liabilities at their fair values. The Company may use derivatives and establish programs from time to time to manage foreign currency and interest rate exposures that are sensitive to changes in market conditions. The instruments that we designate or that qualify for hedge accounting treatment hedge the Company’s net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

hedged and the approach for measuring hedge ineffectiveness. The ineffective portions of hedges are recorded in “Other income (expense), net” in the Company’s consolidated statements of income. The gains and losses on the instruments that we designate and that qualify for hedge accounting treatment are recorded in “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets until the underlying has been settled and is then reclassified to earnings. Changes in the fair values of the derivative instruments that we do not designate or that do not qualify for hedge accounting are recorded in “Other income (expense), net” or “Interest expense” in the Company’s consolidated statements of income to reflect the economic risk being mitigated.

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

Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the period-end exchange rate. Gains or losses arising from the remeasurement of these balances are recorded in “Other income (expense), net” in the Company’s consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains and losses are recorded in “Other income (expense), net” in the Company’s consolidated statements of income to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded.

Noncontrolling Interest

Noncontrolling interest includes a 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company’s Japanese subsidiary.

Stockholders’ Deficit

The accumulated deficit component of stockholders’ deficit at November 29, 2009, and prior, primarily resulted from a 1996 recapitalization transaction in which the Company’s stockholders created new long-term governance arrangements, including a voting trust and stockholders’ agreement. As a result, shares of stock of a former parent company, Levi Strauss Associates Inc., including shares held under several employee benefit and compensation plans, were converted into the right to receive cash. The funding for the cash payments in this transaction was provided in part by cash on hand and in part from proceeds of approximately $3.3 billion of borrowings under bank credit facilities.

Revenue Recognition

Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at the Company’s company-operated and online stores and at the Company’s company-operated shop-in-shops located within department stores. The Company recognizes revenue on sale of product when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. The revenue is recorded net of an allowance for estimated

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of the Company’s trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.

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

Net sales to the Company’s ten largest customers totaled approximately 33%, 36% and 37% of net revenues for 2010, 2009 and 2008, respectively. No customer represented 10% or more of net revenues in any of these years.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include all occupancy costs associated with company-operated stores and with the Company’s company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2010, 2009 and 2008, total advertising expense was $327.8 million, $266.1 million and $297.9 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company’s customers, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $185.1 million, $185.7 million and $215.8 million for 2010, 2009 and 2008, respectively.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2011

•	In October 2009 the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2009-13”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocation. Additionally, ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the residual method and requires an entity to allocate revenue using the relative selling price method. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

arrangements and early adoption is permitted. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

NOTE 2:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) were as follows:

	November 28,	November 29,
	2010	2009
	(Dollars in thousands)

Land	$29,728	$30,118
Buildings and leasehold improvements	406,644	380,601
Machinery and equipment	493,325	493,152
Capitalized internal-use software	186,905	158,630
Construction in progress	55,259	32,460

Subtotal	1,171,861	1,094,961
Accumulated depreciation	(683,258)	(664,891)

PP&E, net	$488,603	$430,070

Depreciation expense for the years ended November 28, 2010, November 29, 2009, and November 30, 2008, was $88.9 million, $76.8 million and $78.0 million, respectively.

Construction in progress at November 28, 2010, and November 29, 2009, primarily related to the installation of various information technology systems and leasehold improvements.

Impairment charges in 2010 were not material; the Company recorded impairment charges of $11.5 million and $16.1 million in 2009 and 2008, respectively, to reduce the carrying values of certain long-lived assets, primarily in the Americas for leasehold improvements in company-operated stores, to their estimated fair values. The impairment charges were recorded as “Selling, general and administrative expenses” in the Company’s consolidated statements of income. The remaining fair values of the impaired stores at November 28, 2010, were not material.

NOTE 3:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the years ended November 28, 2010, and November 29, 2009, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 30, 2008	$199,905	$3,038	$1,720	$204,663
Additions	7,513	24,427	—	31,940
Foreign currency fluctuation	5	4,615	545	5,165

Balance, November 29, 2009	$207,423	$32,080	$2,265	$241,768
Additions	—	2,115	—	2,115
Foreign currency fluctuation	4	(2,592)	177	(2,411)

Balance, November 28, 2010	$207,427	$31,603	$2,442	$241,472

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The increase in goodwill in Europe in 2009 primarily resulted from the Company’s acquisition of a former distributor, which distributes and markets Levi’s® products within the Russian Federation. The Company acquired a 51% ownership interest in the business venture in December 2008, and acquired the remaining 49% in September 2009. Total purchase consideration for the acquisition was approximately $32 million. The Company allocated the purchase price to the fair values of the tangible assets and intangible contractual rights acquired and the liabilities assumed at the acquisition date, with the difference of approximately $20 million recorded as goodwill. Cash paid for the acquisition, net of cash acquired, was $20 million.

The increase in goodwill in Europe in 2009 also reflects the Company’s July 1, 2009, acquisition of a former licensee for a base purchase price of $21 million, plus a purchase price adjustment for the acquired net asset value based on the final balance sheet of the acquired business, estimated at $16 million. The Company initially allocated the purchase price to the fair values of the tangible assets, intangible customer lists and contractual rights acquired, and the liabilities assumed at the acquisition date, with the difference of approximately $4 million recorded as goodwill. During 2009, the Company made payments totaling $16 million, net of cash acquired, in partial payment for this acquisition. The remaining purchase consideration was paid in the second quarter of 2010 after the finalization of the purchase price, resulting in additional goodwill of approximately $2 million.

The increase in goodwill in the Americas resulted from the Company’s July 13, 2009, acquisition of the operating rights to 73 Levi’s® and Dockers® outlet stores from Anchor Blue Retail Group, Inc., who previously operated the stores under a license agreement with the Company. The Company allocated the $62 million cost of the acquisition to the fair values of the tangible assets and intangible contractual rights acquired and the liabilities assumed at the acquisition date, with the difference of approximately $7 million recorded as goodwill.

The impact of the Company’s acquisitions during 2009 on the Company’s results of operations, as if the acquisitions had been completed as of the beginning of the periods presented, is not significant.

Other intangible assets, net, were as follows:

	November 28, 2010			November 29, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total
	(Dollars in thousands)

Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	45,712	(17,765)	27,947	46,529	(6,019)	40,510
Customer lists	20,037	(6,075)	13,962	22,340	(2,395)	19,945

	$108,492	$(23,840)	$84,652	$111,612	$(8,414)	$103,198

The estimated useful lives of the Company’s amortized intangible assets range from two to eight years. For the year ended November 28, 2010, amortization of these intangible assets was $14.8 million, compared to $7.8 million in 2009. The amortization of these intangible assets, which is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income, in each of the five succeeding fiscal years is approximately $12.8 million in 2011, $12.2 million in 2012, $11.0 million in 2013, $2.8 million in 2014, and $2.5 million in 2015.

As of November 28, 2010, there was no impairment to the carrying value of the Company’s goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

NOTE 4:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value.

	November 28, 2010			November 29, 2009
		Fair Value Estimated			Fair Value Estimated
		Using			Using
		Level 1	Level 2		Level 1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$18,316	$18,316	$—	$16,855	$16,855	$—
Forward foreign exchange contracts, net(3)	1,385	—	1,385	721	—	721

Total financial assets carried at fair value	$19,701	$18,316	$1,385	$17,576	$16,855	$721

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$5,003	$—	$5,003	$14,519	$—	$14,519
Interest rate contracts, net	—	—	—	1,451	—	1,451

Total financial liabilities carried at fair value	$5,003	$—	$5,003	$15,970	$—	$15,970

(1)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities. See Note 12 for more information on rabbi trust assets.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and credit default swap prices. For the interest rate swap, for which the Company’s fair value estimate incorporates discounted future cash flows using a forward curve mid-market pricing convention, inputs include LIBOR forward rates and credit default swap prices.

(3)	The Company’s forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements. These agreements are signed between the Company and each respective financial institution, and permit the net-settlement of forward foreign exchange contracts on a per institution basis.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The following table presents the carrying value — including accrued interest as applicable — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost.

	November 28, 2010		November 29, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
	(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$108,482	$107,129	$108,489	$103,618
8.625% Euro senior notes due 2013(2)	—	—	379,935	379,935
Senior term loan due 2014	324,423	311,476	323,497	291,163
9.75% senior notes due 2015(2)	—	—	462,704	485,572
8.875% senior notes due 2016	355,004	373,379	355,120	366,495
4.25% Yen-denominated Eurobonds due 2016(2)	109,429	98,063	232,494	197,448
7.75% Euro senior notes due 2018(2)	401,982	407,993	—	—
7.625% senior notes due 2020(2)	526,557	542,307	—	—
Short-term borrowings	46,722	46,722	19,027	19,027

Total financial liabilities carried at adjusted historical cost	$1,872,599	$1,887,069	$1,881,266	$1,843,258

(1)	Fair value estimate incorporates mid-market price quotes.

(2)	Reflects the Company’s refinancing activities during the second quarter of 2010. Please see Note 6 for additional information.

NOTE 5:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company manages the currency risk associated with certain forecasted cash flows periodically and only partially manages the timing mismatch between its forecasted exposures and the related financial instruments used to mitigate the currency risk. The Company designates its outstanding Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 28, 2010, the Company had forward foreign exchange contracts to buy $623.7 million and to sell $392.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2012.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The table below provides data about the carrying values of derivative and non-derivative instruments:

	November 28, 2010			November 29, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$7,717	$(6,332)	$1,385	$1,189	$(468)	$721
Forward foreign exchange contracts(2)	4,266	(9,269)	(5,003)	5,675	(20,194)	(14,519)
Interest rate contracts(2)	—	—	—	—	(1,451)	(1,451)

Total derivatives not designated as hedging instruments	$11,983	$(15,601)		$6,864	$(22,113)

Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(61,075)		$—	$(92,684)
7.75% Euro senior notes due 2018	—	(400,740)		—	(374,641)

Total non-derivatives designated as hedging instruments	$—	$(461,815)		$—	$(467,325)

(1)	Included in “Other current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

			Gain (Loss)
	Gain (Loss)		Recognized in Other Income (Expense), net
	Recognized in AOCI		(Ineffective Portion and Amount
	(Effective Portion)		Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 28,	November 29,	November 28,	November 29,	November 30,
	2010	2009	2010	2009	2008
	(Dollars in thousands)

Forward foreign exchange contracts	$4,637	$4,637	$—	$—	$—
4.25% Yen-denominated Eurobonds due 2016	(24,377)	(23,621)	2,254	(13,094)	(14,815)
7.75% Euro senior notes due 2018	(23,671)	(61,570)	—	—	—
Cumulative income taxes	17,022	31,237

Total	$(26,389)	$(49,317)

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain (Loss) During
	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Forward foreign exchange contracts:
Realized	$(16,342)	$(50,760)	$53,499
Unrealized	10,163	(18,794)	10,944

Total	$(6,179)	$(69,554)	$64,443

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

NOTE 6:	DEBT

	November 28,	November 29,
	2010	2009
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$108,250

Total secured	108,250	108,250

Unsecured:
8.625% Euro senior notes due 2013	—	374,641
Senior term loan due 2014	323,676	323,340
9.75% senior notes due 2015	—	446,210
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	109,062	231,710
7.75% Euro senior notes due 2018	400,740	—
7.625% senior notes due 2020	525,000	—

Total unsecured	1,708,478	1,725,901
Less: current maturities	—	—

Total long-term debt	$1,816,728	$1,834,151

Short-term debt
Short-term borrowings	$46,418	$18,749
Current maturities of long-term debt	—	—

Total short-term debt	$46,418	$18,749

Total long-term and short-term debt	$1,863,146	$1,852,900

Senior Revolving Credit Facility

The Company is a party to an amended and restated senior secured credit facility. The facility is an asset-based facility, in which the borrowing availability varies according to the levels of the Company’s domestic accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur, such as asset sales. The Company made required payments of $70.9 million both in 2009 and in 2008. Other material terms of the credit facility are discussed below.

Availability, interest and maturity.  The maximum availability under the credit facility is $750.0 million, including a $250.0 million trademark tranche. The trademark tranche amortizes on a quarterly basis based on a straight line two-year amortization schedule to a residual value of 25% of the net orderly liquidation value of the trademarks with no additional repayments required until maturity so long as the remaining amount of the tranche does not exceed such 25% valuation. The trademark tranche will be borrowed on a first dollar drawn basis. As the trademark tranche is repaid, the revolving tranche increases, up to a maximum of $750.0 million when the trademark tranche is repaid in full. The revolving portion of the credit facility initially bears an interest rate of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

LIBOR plus 150 basis points or base rate plus 25 basis points subject to subsequent adjustments based on availability. The trademark tranche bears an interest rate of LIBOR plus 250 basis points or base rate plus 125 basis points. The credit facility matures on October 11, 2012, at which time our total borrowings outstanding under the credit facility become due.

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

Covenants.  The senior secured revolving credit facility contains customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the Company’s, and the Company’s domestic subsidiaries’, ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; and make changes in the Company’s corporate structure. Some of these covenants are suspended if unused availability exceeds certain minimum thresholds. In addition, a minimum fixed charge coverage ratio of 1.0:1.0 arises when unused availability under the facility is less than $100.0 million. As of November 28, 2010, the Company had sufficient unused availability under the facility to exceed all applicable minimum thresholds. This financial covenant will be discontinued upon repayment in full and termination of the trademark tranche described above and the implementation of an unfunded availability reserve of $50.0 million.

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

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

On March 25, 2008, the Company redeemed the remaining $18.8 million face amount of the notes, excluding discount, for a total cash consideration of $20.6 million, consisting of accrued and unpaid interest, and other fees and expenses. The total cash consideration was paid using cash on hand.

Euro Notes due 2013

On March 11, 2005, the Company issued €150.0 million in notes to qualified institutional buyers. These notes were unsecured obligations that ranked equally with all of the Company’s other existing and future unsecured and unsubordinated debt. These notes would have matured on April 1, 2013, and bore interest at 8.625% per annum, payable semi-annually in arrears on April 1 and October 1.

On March 17, 2006, the Company issued an additional €100.0 million in Euro Notes due 2013 to qualified institutional buyers. These notes had the same terms and are part of the same series as the €150.0 million aggregate principal amount of Euro Notes due 2013 the Company issued in March 2005, except that these notes were offered at a premium of 3.5%, or $4.2 million, which original issuance premium was amortized over the term of the notes while still outstanding. All of the issued Euro Notes due 2013 became redeemable on April 1, 2009, in whole or in part, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture.

The Company redeemed all of the outstanding Euro Notes due 2013 in May 2010, as described below.

Covenants.  The indenture governing the Euro Notes due 2013 contained covenants that limited the Company and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or its subsidiaries’ assets.

Covenant suspension.  If these notes were to receive and maintain an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the indenture, then the Company and its subsidiaries would not be required to comply with specified covenants contained in the indenture.

Asset sales.  The indenture governing these notes provided that the Company’s asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. The Company would be required to use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under the Company’s senior secured revolving credit facility, or to invest in additional assets in a business related to the Company’s business. To the extent proceeds not so used within the time period exceed $10.0 million, the Company would be required to make an offer to purchase outstanding notes at par plus accrued but unpaid interest, if any, to the date of repurchase.

Change in control.  If the Company experienced a change in control as defined in the indenture governing the notes, then the Company would have been required under the indenture to make an offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

Events of default.  The indenture governing these notes contained customary events of default, including failure to pay principal, failure to pay interest after a 30-day grace period, failure to comply with the merger, consolidation and sale of property covenant, failure to comply with other covenants in the indenture for a period of 30 days after notice given to the Company, failure to satisfy certain judgments in excess of $25.0 million after a 30-day grace period, and certain events involving bankruptcy, insolvency or reorganization. The indenture also

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

contained a cross-acceleration event of default that applies if debt of the Company or any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity.

Use of proceeds.  The proceeds from the initial issuance of Euro Notes due 2013 in March 2005 were used to repurchase the Company’s then-existing 2008 notes and to pay a portion of the fees, expenses and premiums payable in connection with the March 2005 offering and 2008 note repurchase. The proceeds from the additional issuance of 2013 Euro notes in March 2006, and the issuance of the senior notes due 2016 plus cash on hand were used to prepay the remaining balance of then-existing senior secured term loan of $488.8 million.

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

The covenants, events of default, asset sale, change of control, and other terms of the term loan are comparable to those contained in the indentures governing the Company’s Euro Notes due 2013 described above, including the covenant suspension term that was in effect at November 28, 2010, and will remain in effect until such time as the Company obtains the required investment grade rating.

Senior Notes due 2015

Principal, interest and maturity.  On December 22, 2004, the Company issued $450.0 million in notes to qualified institutional buyers. These notes were unsecured obligations that ranked equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They were 10-year notes that would have matured on January 15, 2015, and bore interest at 9.75% per annum, payable semi-annually in arrears on January 15 and July 15. Starting on January 15, 2010, the notes became redeemable, in whole or in part, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture.

The covenants, events of default, asset sale, change of control, covenant suspension and other terms of the notes were comparable to those contained in the indentures governing the Company’s Euro Notes due 2013 described above.

Use of proceeds — Repurchase of then-existing senior notes due 2006.  The proceeds from this issuance were used to repurchase and repay all of the Company’s then-existing senior unsecured notes due 2006.

During the third quarter of 2008, the Company repurchased $3.8 million of these notes on the open market for a net gain of $0.2 million. The Company redeemed all of the remaining outstanding Senior Notes due 2015 in May 2010, as described below.

Senior Notes due 2016

Principal, interest and maturity.  On March 17, 2006, the Company issued $350.0 million in notes to qualified institutional buyers. These notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on April 1, 2016, and bear interest at 8.875% per annum, payable semi-annually in arrears on April 1 and October 1. The Company may redeem these notes, in whole or in part, at any time prior to April 1, 2011, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption and a “make-whole” premium. Starting on

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

April 1, 2011, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. These notes were offered at par. Costs representing underwriting fees and other expenses of $8.0 million are amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, and other terms of the notes are comparable to those contained in the indentures governing the Company’s Euro Notes due 2013 described above, including the covenant suspension term that was in effect at November 28, 2010, and will remain in effect until such time as the Company obtains the required investment grade rating.

Exchange offer.  In July 2006, after a required exchange offer, all of the 2016 notes were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act of 1933.

Use of proceeds — Prepayment of term loan.  In March 2006, the Company used the proceeds of the additional Euro Notes due 2013 and the senior notes due 2016 plus cash on hand to prepay the remaining balance of the existing senior secured term loan of $488.8 million.

Yen-denominated Eurobonds due 2016

In 1996, the Company issued ¥20 billion principal amount Eurobonds (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at the option of the Company at a make-whole redemption price. The Company repurchased a portion of the Yen-denominated Eurobonds due 2016 in May 2010, as described below.

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

Issuance of Euro Senior Notes due 2018 and Senior Notes due 2020 and Tender, Redemption and Partial Repurchase of Euro Notes due 2013, Senior Notes due 2015, and Yen-denominated Eurobonds due 2016

Euro Notes due 2018 and Senior Notes due 2020.  On May 6, 2010, the Company issued €300.0 million in aggregate principal amount of 7.75% Euro senior notes due 2018 (the “2018 Euro Notes”) and $525.0 million in aggregate principal amount of 7.625% senior notes due 2020 (the “2020 Senior Notes”) to qualified institutional buyers. The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The 2018 Euro Notes mature on May 15, 2018, and the 2020 Senior Notes mature on May 15, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2010. The Company may redeem some or all of the 2018 Euro Notes prior to May 15, 2014, and some or all of the 2020 Senior Notes prior to May 15, 2015, each at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium; after these dates, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to May 15, 2013, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of each series of notes with the proceeds of one or more public equity offerings at a redemption price of 107.750% and 107.625% of the principal amount of the 2018 Euro Notes and 2020 Senior Notes, respectively, plus accrued and unpaid interest, if any, to the date of redemption. Costs representing underwriting fees and other expenses of $17.5 million are amortized over the term of the notes to interest expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Covenants.  The indenture governing both notes contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt; make certain restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries; enter into sale and leaseback transactions; merge or consolidate with another person; and dispose of all or substantially all of the Company’s assets. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding notes may declare all notes to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.

Exchange offer.  In accordance with a registration rights agreement, the Company conducted an exchange offer to allow holders to exchange the notes for new notes in the same principal amount and with substantially identical terms, except that the new notes were registered under the Securities Act of 1933.

Use of proceeds — Tender offer, redemption and partial repurchase.  On April 22, 2010, the Company commenced a cash tender offer for the outstanding principal amount of its Euro Notes due 2013 and its Senior Notes due 2015. The tender offer expired May 19, 2010, and the Company redeemed all remaining notes that were not tendered in the offer on May 25, 2010. The Company purchased all of the outstanding Euro Notes due 2013 and its Senior Notes due 2015 pursuant to the tender offer and subsequent redemption.

On May 21, 2010, the Company also repurchased ¥10,883,500,000 in principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $100.0 million including accrued interest.

The tender offer, redemption and partial repurchase described above, as well as underwriting fees associated with the new issuance, were funded with the proceeds from the issuance of the 2018 Euro Notes and the 2020 Senior Notes.

Short-term Borrowings

Short-term borrowings consist of term loans and revolving credit facilities which the Company expects to either pay over the next twelve months or refinance at the end of their applicable terms.

Loss on Early Extinguishment of Debt

For the year ended November 28, 2010, the Company recorded a loss of $16.6 million on early extinguishment of debt, comprised of tender premiums of $30.2 million and the write-off of $7.6 million of unamortized debt issuance costs, net of applicable premium, offset by a gain of $21.2 million related to the partial repurchase of Yen-denominated Eurobonds at a discount to their par value.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Principal Payments on Short-term and Long-term Debt

The table below sets forth, as of November 28, 2010, the Company’s required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)

2011	$46,418
2012	108,250
2013	—
2014	323,676
2015	—
Thereafter	1,384,802

Total future debt principal payments	$1,863,146

Short-term Credit Lines and Standby Letters of Credit

The Company’s unused lines of credit under its senior secured revolving credit facility totaled $369.0 million at November 28, 2010, as the Company’s total availability of $445.5 million, based on the collateral levels discussed above, was reduced by $76.5 million of letters of credit and other credit usage allocated under the facility, yielding a net availability of $369.0 million. Included in the $76.5 million of letters of credit on November 28, 2010, were $14.0 million of other credit usage and $62.5 million of stand-by letters of credit with various international banks which serve as guarantees to cover U.S. workers’ compensation claims and the working capital requirements for certain subsidiaries, primarily India. The Company pays fees on the standby letters of credit, and borrowings against the letters of credit are subject to interest at various rates.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during 2010, 2009 and 2008 was 7.05%, 7.44% and 8.09%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Dividends and Restrictions

The terms of certain of the indentures relating to the Company’s unsecured notes and its senior secured revolving credit facility agreement contain covenants that restrict the Company’s ability to pay dividends to its stockholders. The Company paid cash dividends of $20 million both in 2010 and in 2009, and $50 million in 2008. For further information, see Note 14. As of November 28, 2010, and at the time the dividends were paid, the Company met the requirements of its debt instruments. Subsidiaries of the Company that are not wholly-owned subsidiaries are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s senior secured revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

NOTE 7:	GUARANTEES

Guarantees.  See Note 6 regarding guarantees of the Company’s senior secured revolving credit facility.

Indemnification agreements.  In the ordinary course of business, the Company enters into agreements containing indemnification provisions under which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company’s trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable; the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of substantial payment obligations under these agreements to third parties is low.

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

Postretirement plans.  The Company maintains plans that provide postretirement benefits to eligible employees, principally health care, to substantially all U.S. retirees and their qualified dependents. These plans were established with the intention that they would continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company’s policy is to fund postretirement benefits as claims and premiums are paid.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The following tables summarize activity of the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$1,061,265	$840,683	$176,765	$151,097
Service cost	7,794	5,254	474	428
Interest cost	59,680	61,698	8,674	11,042
Plan participants’ contribution	1,212	1,294	6,115	6,431
Plan amendments	3,138	—	—	—
Actuarial loss (gain)(1)	67,276	195,390	(2,005)	30,569
Net curtailment loss (gain)	93	(852)	—	2,996
Impact of foreign currency changes	(7,004)	16,946	—	—
Plan settlements	(3,115)	(5,787)	—	—
Special termination benefits	312	78	—	—
Benefits paid	(58,886)	(53,439)	(25,715)	(25,798)

Benefit obligation at end of year	$1,131,765	$1,061,265	$164,308	$176,765

Change in plan assets:
Fair value of plan assets at beginning of year	$681,008	$601,612	$—	$—
Actual return on plan assets	76,546	108,388	—	—
Employer contribution	37,945	18,051	19,600	19,367
Plan participants’ contributions	1,212	1,294	6,115	6,431
Plan settlements	(3,115)	(5,787)	—	—
Impact of foreign currency changes	(3,034)	10,889	—	—
Benefits paid	(58,886)	(53,439)	(25,715)	(25,798)

Fair value of plan assets at end of year	731,676	681,008	—	—

Unfunded status at end of year	$(400,089)	$(380,257)	$(164,308)	$(176,765)

(1)	Actuarial (gains) and losses in the Company’s pension benefit and postretirement benefit plans were driven by changes in discount rate assumptions, primarily for the Company’s U.S. plans. Changes in financial markets during 2009, including a decrease in corporate bond yield indices, drove a reduction in the discount rates used to measure the benefit obligations. While discount rates continued to decline in 2010, the change was much lower than the previous year, driving lower actuarial losses year over year for the pension plans and an actuarial gain for postretirement.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Amounts recognized in the consolidated balance sheets as of November 28, 2010, and November 29, 2009, consist of the following:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(Dollars in thousands)

Prepaid benefit cost	$264	$2,107	$—	$—
Accrued benefit liability — current portion	(7,903)	(7,698)	(17,243)	(19,931)
Accrued benefit liability — long-term portion	(392,450)	(374,666)	(147,065)	(156,834)

	$(400,089)	$(380,257)	$(164,308)	$(176,765)

Accumulated other comprehensive income (loss):
Net actuarial loss	$(326,417)	$(316,561)	$(49,094)	$(56,707)
Net prior service (cost) benefit	(2,096)	710	45,794	75,360

	$(328,513)	$(315,851)	$(3,300)	$18,653

The accumulated benefit obligation for all defined benefit plans was $1.1 billion and $1.0 billion at November 28, 2010, and November 29, 2009, respectively. Information for the Company’s defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2010	2009
	(Dollars in thousands)

Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,045,871	$983,057
Aggregate fair value of plan assets	665,029	621,826
Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,124,777	$1,036,245
Aggregate fair value of plan assets	724,425	653,881

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$7,794	$5,254	$6,370	$474	$428	$590
Interest cost	59,680	61,698	61,581	8,674	11,042	10,785
Expected return on plan assets	(46,085)	(42,191)	(62,847)	—	—	—
Amortization of prior service cost benefit)(1)	453	792	857	(29,566)	(39,698)	(41,405)
Amortization of transition asset	—	—	231	—	—	—
Amortization of actuarial loss	26,660	17,082	577	5,608	1,734	3,960
Curtailment loss (gain)(2)	106	1,176	782	—	467	(5,944)
Special termination benefit	312	78	36	—	—	—
Net settlement loss (gain)	425	1,655	(65)	—	—	—

Net periodic benefit cost (income)	49,345	45,544	7,522	(14,810)	(26,027)	(32,014)

Changes in accumulated other comprehensive loss:
Actuarial loss (gain)(3)	40,223	127,374		(2,005)	30,569
Amortization of prior service (cost) benefit	(453)	(792)		29,566	39,698
Amortization of actuarial loss	(26,660)	(17,082)		(5,608)	(1,734)
Curtailment (loss) gain	(13)	(1,625)		—	2,529
Net settlement loss	(425)	(360)		—	—

Total recognized in accumulated other comprehensive loss	12,672	107,515		21,953	71,062

Total recognized in net periodic benefit cost (income)and accumulated other comprehensive loss	$62,017	$153,059		$7,143	$45,035

(1)	Postretirement benefits amortization of prior service benefit recognized during each of years 2010, 2009 and 2008, relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	Curtailment loss (gain) primarily relates to 2007 revisions to the labor agreement with many distribution-related employees in North America.

(3)	Reflects the impact of the changes in the discount rate assumptions at year-end remeasurement for the pension and postretirement benefit plans for 2010 and 2009.

The estimated net loss and net prior service benefit for the Company’s defined benefit pension and postretirement benefit plans, respectively, that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost (income) in 2011 are expected to be a cost of $27.2 million and a benefit of $23.9 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Assumptions used in accounting for the Company’s benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.8%	7.5%	5.2%	7.9%
Expected long-term rate of return on plan assets	6.9%	7.2%
Rate of compensation increase	4.0%	4.0%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.4%	5.8%	4.9%	5.2%
Rate of compensation increase	3.9%	4.0%
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			7.8%	8.0%
Rate trend to which the cost trend is assumed to decline			4.5%	4.5%
Year that rate reaches the ultimate trend rate			2028	2028

For the Company’s U.S. benefit plans, the discount rate used in 2010 and 2009 to determine the present value of the future pension and postretirement plan obligations was based on a yield curve constructed from a portfolio of high quality corporate bonds with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. In 2010 and 2009, the Company utilized a variety of country-specific third-party bond indices to determine the appropriate discount rates to use for the benefit plans of its foreign subsidiaries.

The Company bases the overall expected long-term rate of return on assets on anticipated long-term returns of individual asset classes and each pension plans’ target asset allocation strategy based on current economic conditions. For the U.S. pension plans, the expected long-term returns for each asset class are determined through a mean-variance model to estimate 20 year returns for the plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement benefits plans. A one percentage-point change in assumed health care cost trend rates would have no significant effect on the total service and interest cost components or on the postretirement benefit obligation.

Consolidated pension plan assets relate primarily to the U.S. pension plans. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets. The Company’s investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective of generating long-term growth in plan assets at a reasonable level of risk. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company’s U.S. pension plan assets are 43-47% for equity securities, 43-47% for fixed income securities and 8-12% for other alternative investments, including real estate.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The fair value of the Company’s pension plan assets by asset class are as follows:

	Year Ended November 28, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Cash and cash equivalents	$3,838	$3,838	$—	$—
Equity securities(1)
U.S. large cap	162,222	—	162,222	—
U.S. small cap	34,864	—	34,864	—
International	149,637	—	149,637	—
Fixed income securities(2)	311,453	—	311,453	—
Other alternative investments
Real estate(3)	50,857	—	49,206	1,651
Private equity(4)	4,256	—	—	4,256
Hedge fund(5)	3,184	—	2,736	448
Other(6)	11,365	—	11,365	—

Total investments at fair value	$731,676	$3,838	$721,483	$6,355

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

(4)	Represents holdings in a diversified portfolio of private equity funds and direct investments in companies located primarily in North America. Fair values are determined by investment fund managers using primarily unobservable market data.

(5)	Primarily comprised of an investment in a foreign currency hedge fund where the objective is to deliver a return that represents the return of the S&P 500 equity index plus the gains or losses arising from hedging a range of international currencies from a fixed-weight overseas equity benchmark into Sterling. Amount classified as Level 2 includes a portfolio of forward exchange contracts, S&P futures contracts and other liquid assets, whose fair values are primarily based on observable market data.

(6)	Primarily relates to accounts held and managed by a third-party insurance company for employee-participants in Belgium. Fair values are based on accumulated plan contributions plus a contractually-guaranteed return plus a share of any incremental investment fund profits.

The fair value of plan assets are composed of U.S. plan assets of approximately $611 million and non-U.S. plan assets of approximately $121 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of comingled trust funds that passively track various market indices.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

The Company’s estimated future benefit payments to participants, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

	Pension	Postretirement
Fiscal year	Benefits	Benefits	Total
	(Dollars in thousands)

2011	$56,098	$19,789	$75,887
2012	58,247	19,362	77,609
2013	58,835	18,872	77,707
2014	58,989	18,343	77,332
2015	60,898	17,869	78,767
2016-2020	338,120	80,843	418,963

At November 28, 2010, the Company’s contributions to its pension plans in 2011 were estimated to be approximately $134.6 million.

NOTE 9:	EMPLOYEE INVESTMENT PLANS

The Company maintained two significant employee investment plans as of November 28, 2010. The Employee Savings and Investment Plan of Levi Strauss & Co. (“ESIP”) and the Levi Strauss & Co. Employee Long-Term Investment and Savings Plan (“ELTIS”) are two qualified plans that cover eligible home office employees and U.S. field employees, respectively.

The Company matches 100% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 7.5% of eligible compensation. Under ELTIS, the Company may match 50% of participants’ contributions to all funds maintained under the qualified plan up to the first 10% of eligible compensation. Employees are immediately 100% vested in the Company match. The Company matched eligible employee contributions in ELTIS at 50% for the fiscal years ended November 28, 2010, November 29, 2009, and November 30, 2008. The ESIP includes a profit sharing feature that provides Company contributions of 1.0%-2.5% of home office employee eligible pay if the Company meets its earnings target or exceeds it by 10%. The ELTIS also includes a profit sharing provision with payments made at the sole discretion of the board of directors.

Total amounts charged to expense for the years ended November 28, 2010, November 29, 2009, and November 30, 2008, were $9.7 million, $10.0 million and $11.0 million, respectively.

NOTE 10:	EMPLOYEE INCENTIVE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. The majority of the Company’s employees are eligible for this plan. Total amounts charged to expense for the years ended November 28, 2010, November 29, 2009, and November 30, 2008, were $46.1 million, $51.9 million and $41.1 million, respectively. As of November 28, 2010, and November 29, 2009, the Company had accrued $49.8 million and $55.4 million, respectively, for the AIP.

Long-Term Incentive Plans

2006 Equity incentive plan.  In July 2006, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2006 Equity Incentive Plan (“EIP”). For more information on this plan, see Note 11.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

2005 Long-term incentive plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the Company’s target earnings before interest, taxes, depreciation and amortization (“EBITDA”), excluding business restructuring charges, for the three-year period; and (ii) the target compound annual growth rate in the Company’s earnings before interest, taxes, depreciation and amortization over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives. In 2008, 2009 and 2010, additional grants of LTIP awards were made based on two target measures: net revenue compound annual growth rate and EBIT compound annual growth rate, excluding business restructuring charges, over a three-year period.

The Company recorded expense for the LTIP of $10.6 million, $10.2 million and $4.1 million for the years ended November 28, 2010, November 29, 2009, and November 30, 2008, respectively. As of November 28, 2010, and November 29, 2009, the Company had accrued a total of $26.5 million and $15.9 million, respectively, for the LTIP, of which $9.1 million was recorded in “Accrued salaries, wages and employee benefits” as of November 28, 2010, and $17.4 million and $15.9 million were recorded in “Long-term employee related benefits” as November 28, 2010, and November 29, 2009, respectively, on the Company’s consolidated balance sheets.

NOTE 11:	STOCK-BASED INCENTIVE COMPENSATION PLANS

The Company recognized stock-based compensation expense of $11.7 million, $9.1 million and $7.3 million, and related income tax benefits of $4.5 million, $3.3 million and $2.8 million, respectively, for the years ended November 28, 2010, November 29, 2009, and November 30, 2008. As of November 28, 2010, there was $15.2 million of total unrecognized compensation cost related to nonvested awards, which cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

2006 Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan (“EIP”), a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be granted. The EIP also provides for the grant of performance awards in the form of cash or equity. The aggregate number of shares of common stock authorized for issuance under the EIP is 700,000 shares. At November 28, 2010, 655,880 shares remained available for issuance.

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

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

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

Put rights.  Prior to an initial public offering (“IPO”) of the Company’s common stock, a participant (or estate or other beneficiary of a deceased participant) may require the Company to repurchase shares of the common stock held by the participant at then-current fair market value (a “put right”). Put rights may be exercised only with respect to shares of the Company’s common stock that have been held by a participant for at least six months following their issuance date, thus exposing the holder to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards, and are reported in “Stockholders’ deficit” in the accompanying consolidated balance sheets.

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

Temporary equity.  Equity-classified awards that may be settled in cash at the option of the holder are presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets includes the portion of the intrinsic value of these awards relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the EIP.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

SARs.  The Company grants SARs to a small group of the Company’s senior executives. SAR activity during the years ended November 28, 2010, and November 29, 2009, was as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Units	Exercise Price	Contractual Life (Yrs)

Outstanding at November 30, 2008	1,414,709	$48.20	4.8
Granted	471,455	24.90
Exercised	—	—
Forfeited	(173,608)	48.73
Expired	—	—

Outstanding at November 29, 2009	1,712,556	$41.73	4.7
Granted	589,092	36.50
Exercised	(6,889)	24.75
Forfeited	(133,914)	36.89
Expired	(245,825)	43.35

Outstanding at November 28, 2010	1,915,020	$40.32	4.5

Vested and expected to vest at November 28, 2010	1,847,324	$40.52	4.5

Exercisable at November 28, 2010	1,117,832	$44.41	3.5

The vesting terms of SARs range from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years.

The weighted-average grant date fair value of SARs were estimated using a Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	SARs Granted
	2010	2009	2008

Weighted-average grant date fair value	$13.10	$11.98	$18.26
Weighted-average assumptions:
Expected life (in years)	4.5	4.5	4.5
Expected volatility	48.0%	59.2%	39.0%
Risk-free interest rate	2.1%	1.9%	2.7%
Expected dividend	2.0%	0.4%	—

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

RSUs.  The Company grants RSUs to certain members of its Board of Directors. RSU activity during the years ended November 28, 2010, and November 29, 2009, was as follows:

		Weighted-Average
	Units	Fair Value

Outstanding at November 30, 2008	33,692	$50.73
Granted	48,651	25.42
Converted	(6,503)	49.06
Forfeited	—	—

Outstanding at November 29, 2009	75,840	$34.63

Granted	28,032	35.34
Converted	(37,617)	31.65
Forfeited	—	—

Outstanding, vested and expected to vest at November 28, 2010	66,255	$36.63

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

TSRP activity during the years ended November 28, 2010, and November 29, 2009, was as follows:

			Weighted-Average
		Weighted-Average	Fair Value
	Units	Exercise Price	At Period End

Outstanding at November 30, 2008	367,050	$49.76	$7.27
Granted	694,425	24.83
Exercised	—	—
Forfeited	(153,400)	38.94

Outstanding at November 29, 2009	908,075	$32.52	$8.56

Granted	473,275	36.40
Exercised	—	—
Forfeited	(139,925)	33.39

Outstanding at November 28, 2010	1,241,425	$33.91	$13.20

Vested and expected to vest at November 28, 2010	1,068,295	$34.26	$12.76

Exercisable at November 28, 2010	248,850	$49.80	$0.26

The weighted-average fair value of TSRPs at November 28, 2010, and November 29, 2009, was estimated using a Black-Scholes option valuation model. The weighted-average assumptions used in the model were as follows

	TSRPs Outstanding at
	November 28,	November 29,
	2010	2009

Weighted-average assumptions:
Expected life (in years)	1.2	1.8
Expected volatility	46.2%	63.5%
Risk-free interest rate	0.3%	0.6%
Expected dividend	2.0%	2.0%

NOTE 12:	LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits was comprised of the following:

	November 28,	November 29,
	2010	2009
	(Dollars in thousands)

Workers’ compensation	$18,073	$21,185
Deferred compensation	60,418	58,706
Non-current portion of liabilities for long-term and stock-based incentive plans	24,273	17,617

Total	$102,764	$97,508

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Workers’ Compensation

The Company maintains a workers’ compensation program in the United States that provides for statutory benefits arising from work-related employee injuries. For the years ended November 28, 2010, November 29, 2009, and November 30, 2008, the Company reduced its self-insurance liabilities for workers’ compensation claims by $0.6 million, $8.4 million and $4.3 million, respectively. The reductions were primarily driven by continuing changes in the Company’s estimated future claims payments as a result of more favorable than projected actual claims development during the year. As of November 28, 2010, and November 29, 2009, the current portions of workers’ compensation liabilities were $2.7 million and $2.0 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Deferred Compensation

Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 28, 2010, and November 29, 2009, these plan liabilities totaled $18.8 million and $16.8 million, respectively, of which $1.1 million and $1.6 million was included in “Accrued salaries, wages and employee benefits” as of November 28, 2010, and November 29, 2009, respectively. The Company held funds of approximately $18.3 million and $16.9 million in an irrevocable grantor’s rabbi trust as of November 28, 2010, and November 29, 2009, respectively, related to this plan.

Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 28, 2010, and November 29, 2009, liabilities for this plan totaled $48.9 million and $53.5 million, respectively, of which $6.2 million and $10.0 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Interest earned by the participants in deferred compensation plans was $5.6 million, $10.1 million and $5.0 million for the years ended November 28, 2010, November 29, 2009, and November 30, 2008, respectively. The charges were included in “Interest expense” in the Company’s consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

NOTE 13:	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 28, 2010, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)

2011	$146,879
2012	124,863
2013	99,555
2014	79,585
2015	68,846
Thereafter	238,764

Total future minimum lease payments	$758,492

In general, leases relating to real estate include renewal options of up to approximately 27 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 57 years. Some leases contain escalation clauses relating to increases in operating costs. Rental expense for the years ended November 28, 2010, November 29, 2009, and November 30, 2008, was $161.2 million, $151.8 million and $128.2 million, respectively.

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

NOTE 14:	DIVIDEND PAYMENT

The Company paid cash dividends of $20 million in the second quarters of 2010 and 2009, and $50 million in the second quarter of 2008. The payments resulted in a decrease to “Additional paid-in capital” as the Company was in an accumulated deficit position when the dividend was paid.

Subsequent to the Company’s year-end, on December 9, 2010, the Company’s Board of Directors declared a cash dividend of $20 million. The dividend was paid to stockholders of record at the close of business on December 20, 2010.

The Company does not have an annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company’s Board of

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Directors depending upon, among other factors, the tax impact to the dividend recipients, the Company’s financial condition and compliance with the terms of our debt agreements.

NOTE 15:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.
		Translation Adjustments			Unrealized
	Pension and	Net	Foreign	Cash	Gain (Loss) on
	Postretirement	Investment	Currency	Flow	Marketable		Noncontrolling
	Benefits	Hedges	Translation	Hedges	Securities	Total	Interest	Totals
	(Dollars in thousands)

Accumulated other comprehensive income (loss) at November 25, 2007	$65,427	$(35,834)	$(21,673)	$23	$98	$8,041	$5,885	$13,926

Gross changes(1)	(209,114)	38,369	(26,395)	(37)	(6,691)	(203,868)	2,166	(201,702)
Tax	75,526	(14,832)	4,592	14	2,612	67,912	—	67,912

Other comprehensive income (loss), net of tax	(133,588)	23,537	(21,803)	(23)	(4,079)	(135,956)	2,166	(133,790)

Accumulated other comprehensive income (loss) at November 30, 2008	(68,161)	(12,297)	(43,476)	—	(3,981)	(127,915)	8,051	(119,864)

Gross changes(2)	(178,577)	(59,429)	21,550	—	3,178	(213,278)	1,894	(211,384)
Tax	69,858	22,409	331	—	(1,272)	91,326	—	91,326

Other comprehensive income (loss), net of tax	(108,719)	(37,020)	21,881	—	1,906	(121,952)	1,894	(120,058)

Accumulated other comprehensive income (loss) at November 29, 2009	(176,880)	(49,317)	(21,595)	—	(2,075)	$(249,867)	9,945	$(239,922)

Gross changes	(34,625)	37,143	(20,833)	—	3,615	(14,700)	130	(14,570)
Tax	12,698	(14,215)	(4,701)	—	(1,383)	(7,601)	—	(7,601)

Other comprehensive income (loss), net of tax	(21,927)	22,928	(25,534)	—	2,232	(22,301)	130	(22,171)

Accumulated other comprehensive income (loss) at November 28, 2010	$(198,807)	$(26,389)	$(47,129)	$—	$157	$(272,168)	$10,075	$(262,093)

(1)	Pension and postretirement benefit amounts in 2008 primarily resulted from the actuarial loss recorded in conjunction with the 2008 year-end remeasurement of pension benefit obligations, and was primarily driven by reductions in the fair value of the pension plan assets.

(2)	Pension and postretirement benefit amounts in 2009 primarily resulted from the actuarial loss recorded in conjunction with the 2009 year-end remeasurement of pension and postretirement benefit obligations, and was primarily due to a decline in discount rates driven by changes in the financial markets during 2009, including a decrease in corporate bond yield indices. See Note 8 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

NOTE 16:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net” in the Company’s consolidated statements of income:

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in Thousands)

Foreign exchange management (losses) gains(1)	$(6,179)	$(69,554)	$64,443
Foreign currency transaction gains (losses)(2)	9,940	25,651	(71,752)
Interest income	2,232	2,537	5,167
Other	654	1,921	1,839

Total other income (expense), net	$6,647	$(39,445)	$(303)

(1)	Foreign exchange management losses and gains reflect the impact of foreign currency fluctuation on the Company’s forward foreign exchange contracts. Losses in 2010 were primarily driven by the weakening of the U.S. Dollar against the Australian Dollar and the Swedish Krona relative to the contracted rates. Losses in 2009 were primarily driven by the weakening of the U.S. Dollar against the Euro and the Australian Dollar relative to the contracted rates.

(2)	Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company’s foreign currency denominated balances. Gains in 2010 were primarily driven by the appreciation of the British Pound Sterling against the Euro during the year, and the appreciation of the U.S. Dollar against the Japanese Yen in the first half of the year. Gains in 2009 were primarily driven by the appreciation of various foreign currencies against the U.S. Dollar.

NOTE 17:	INCOME TAXES

The Company’s income tax expense was $86.2 million, $39.2 million and $138.9 million for years 2010, 2009 and 2008, respectively. The 2010 increase in income tax expense as compared to 2009 was primarily driven by two significant discrete income tax charges recognized during the second quarter of 2010, described below, as well as the increase in income before income taxes. The 2009 decrease in income tax expense as compared to 2008 was primarily driven by a significant discrete income tax benefit recognized during the fourth quarter of 2009, described below, as well as the decrease in income before income taxes.

The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Domestic	$165,489	$45,992	$197,976
Foreign	70,109	143,933	171,290

Total income before income taxes	$235,598	$189,925	$369,266

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

U.S. Federal
Current	$12,259	$17,949	$10,333
Deferred	24,507	(11,866)	77,706

	36,766	6,083	88,039

U.S. State
Current	2,854	5,361	2,322
Deferred	2,454	5,077	6,507

	5,308	10,438	8,829

Foreign
Current	39,926	21,031	50,402
Deferred	4,152	1,661	(8,386)

	44,078	22,692	42,016

Consolidated
Current	55,039	44,341	63,057
Deferred	31,113	(5,128)	75,827

Total income tax expense	$86,152	$39,213	$138,884

The Company’s effective tax rate was 36.6%, 20.6% and 37.6% for 2010, 2009 and 2008, respectively. The Company’s income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 28,		November 29,		November 30,
	2010		2009		2008
	(Dollars in thousands)

Income tax expense at U.S. federal statutory rate	$82,459	35.0%	$66,474	35.0%	$129,243	35.0%
State income taxes, net of U.S. federal impact	1,894	0.8%	6,976	3.7%	6,248	1.7%
Change in Medicare legislation	14,481	6.2%	—	—	—	—
Change in valuation allowance	28,278	12.0%	4,090	2.2%	(1,768)	(0.5)%
Impact of foreign operations	(40,668)	(17.3)%	(38,703)	(20.4)%	3,647	1.0%
Reassessment of tax liabilities due to change in estimate	162	0.1%	(917)	(0.5)%	1,533	0.4%
Other, including non-deductible expenses	(454)	(0.2)%	1,293	0.6%	(19)	—

Total	$86,152	36.6%	$39,213	20.6%	$138,884	37.6%

Change in Medicare legislation.  The $14.5 million tax charge in 2010 is primarily driven by the reduction in the related deferred tax assets resulting from the enactment of the Patient Protection and Affordable Care Act (the “Health Care Act”). The tax treatment of Medicare Part D subsidies changed during the second quarter of 2010 as a result of the Health Care Act. The Health Care Act includes a provision eliminating, beginning in the Company’s tax

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

year 2014, the tax deductibility of the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees to the extent of the Federal subsidy received. Accordingly, the Company recorded a non-recurring, non-cash tax charge to recognize the reduction in the related deferred tax assets in the period the legislation was enacted.

Change in valuation allowance.  This item relates to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets. In 2010, the $28.3 million charge primarily relates to the recognition of a valuation allowance to fully offset the net deferred tax assets in certain foreign jurisdictions, mostly pertaining to the Company’s subsidiary in Japan. Due primarily to the recent negative financial performance of its subsidiary in Japan, the Company recorded a non-recurring, non-cash tax expense of $14.2 million during the second quarter of 2010 to recognize a valuation allowance to fully offset the amount of the subsidiary’s deferred tax assets existing as of the beginning of the year, as the Company determined it is more likely than not these assets will not be realized. Additionally, the Company was not able to benefit current year losses in Japan during 2010, which further increased the valuation allowance by $13.3 million.

The following table details the changes in valuation allowance during the year ended November 28, 2010:

	Valuation			Valuation
	Allowance at	Changes in Related		Allowance at
	November 29,	Gross Deferred Tax		November 28,
	2009	Asset	Charge	2010
	(Dollars in thousands)

U.S. state net operating loss carryforwards	$2,060	$19	$—	$2,079
Foreign net operating loss carryforwards and other foreign deferred tax assets	70,926	(4,257)	28,278	94,947

	$72,986	$(4,238)	$28,278	$97,026

Impact of foreign operations.  The $40.7 million benefit in 2010 was primarily driven by a $34.2 million tax benefit arising from the Company’s implementation of specific plans during the fourth quarter of 2010 to repatriate the prior undistributed earnings of certain foreign subsidiaries during 2011. As a result of the planned distribution, as of November 28, 2010, the Company recognized a deferred tax asset and a corresponding tax benefit of $34.2 million, for the foreign tax credits in excess of the associated U.S. federal income tax liability that are expected to become available upon the planned distribution.

The $38.7 million benefit in 2009 was primarily driven by a $33.2 million tax benefit arising from the Company’s implementation of specific plans during the fourth quarter of 2009 to repatriate the prior undistributed earnings of certain foreign subsidiaries during 2010. As a result of the planned distribution, as of November 29, 2009, the Company recognized a deferred tax asset and a corresponding tax benefit of $33.2 million, for the foreign tax credits in excess of the associated U.S. federal income tax liability that were expected to become available upon the planned distribution. This distribution was completed during 2010 as expected.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets and deferred tax liabilities were as follows:

	November 28,	November 29,
	2010	2009
	(Dollars in thousands)

Basis differences in foreign subsidiaries	$34,203	$33,218
Foreign tax credit carryforwards	195,032	136,591
State net operating loss carryforwards	13,555	12,251
Foreign net operating loss carryforwards	100,796	89,931
Employee compensation and benefit plans	264,828	288,741
Prepaid royalties	44,050	85,073
Restructuring and special charges	12,755	15,558
Sales returns and allowances	34,656	31,621
Inventory	8,249	6,719
Property, plant and equipment	16,189	18,516
Unrealized gains/losses on investments	18,125	32,466
Other	51,533	59,335

Total gross deferred tax assets	793,971	810,020
Less: Valuation allowance	(97,026)	(72,986)

Total net deferred tax assets	$696,945	$737,034

Current
Deferred tax assets	$148,698	$139,811
Valuation allowance	(10,806)	(4,303)

Total current deferred tax assets	$137,892	$135,508

Long-term
Deferred tax assets	$645,273	$670,209
Valuation allowance	(86,220)	(68,683)

Total long-term deferred tax assets	$559,053	$601,526

Basis differences in foreign subsidiaries.  The Company recognizes deferred taxes with respect to basis differences in its investments in foreign subsidiaries that are expected to reverse in the foreseeable future and which exist primarily due to undistributed foreign earnings. As described above, the Company recognized deferred tax assets in 2010 and 2009 relating to the planned repatriation of prior undistributed earnings of certain foreign subsidiaries.

Foreign tax credit carryforwards.  As of November 28, 2010, the Company had a gross deferred tax asset for foreign tax credit carryforwards of $195.0 million. This asset increased from $136.6 million in the prior year period primarily due to the foreign tax credits in excess of the associated U.S. federal income tax liability arising from the repatriation of foreign earnings, net of the amount of the anticipated utilization in the 2010 federal income tax return. The foreign tax credit carryforward of $195.0 million existing at November 28, 2010, is subject to expiration from 2012 to 2017, if not utilized.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

State net operating loss carryforwards.  As of November 28, 2010, the Company had a gross deferred tax asset of $13.6 million for state net operating loss carryforwards of approximately $279.1 million, partially offset by a valuation allowance of $2.1 million to reduce this gross asset to the amount that will more likely than not be realized. These loss carryforwards are subject to expiration from 2011 to 2030, if not utilized.

Foreign net operating loss carryforwards.  As of November 28, 2010, cumulative foreign operating losses of $350.2 million generated by the Company were available to reduce future taxable income. Approximately $203.4 million of these operating losses expire between the years 2011 and 2021. The remaining $146.8 million are available as indefinite carryforwards under applicable tax law. The gross deferred tax asset for the cumulative foreign operating losses of $100.8 million is partially offset by a valuation allowance of $83.8 million to reduce this gross asset to the amount that will more likely than not be realized.

Uncertain Income Tax Positions

As of November 28, 2010, the Company’s total amount of unrecognized tax benefits was $150.7 million, of which $87.2 million would impact the Company’s effective tax rate, if recognized. As of November 29, 2009, the Company’s total gross amount of unrecognized tax benefits was $160.5 million, of which $92.0 million would impact the Company’s effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due to the change in recognition of the benefit associated with certain tax positions, primarily in the U.S., as a result of the expiration of applicable statute of limitations.

The following table reflects the changes to the Company’s unrecognized tax benefits for the year ended November 28, 2010, and November 29, 2009:

(Dollars in thousands)

Gross unrecognized tax benefits as of November 30, 2008	$167,175
Increases related to current year tax positions	11,188
Increases related to tax positions from prior years	8,222
Decreases related to tax positions from prior years	(2,804)
Settlement with tax authorities	(16,363)
Lapses of statutes of limitation	(7,344)
Other, including foreign currency translation	464

Gross unrecognized tax benefits as of November 29, 2009	160,538

Increases related to current year tax positions	5,305
Increases related to tax positions from prior years	1,115
Decreases related to tax positions from prior years	(3,465)
Settlement with tax authorities	(566)
Lapses of statutes of limitation	(11,093)
Other, including foreign currency translation	(1,132)

Gross unrecognized tax benefits as of November 28, 2010	$150,702

The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by as much as $97.9 million within the next twelve months, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether the Company will realize any significant income tax benefit upon the resolution of this claim.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

As of November 28, 2010, and November 29, 2009, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $16.6 million and $16.8 million, respectively.

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The IRS examination of the Company’s 2003-2008 U.S. federal income tax returns was still in progress as of November 28, 2010. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years

U.S. federal	2003-2010
California	1986-2010
Belgium	2008-2010
United Kingdom	2007-2010
Spain	2006-2010
Mexico	2004-2010
Canada	2003-2010
Hong Kong	2004-2010
Italy	2005-2010
France	2007-2010
Turkey	2006-2010
Japan	2005-2010

NOTE 18:	RELATED PARTIES

Directors

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2010, 2009 and 2008, the Company donated $3.1 million, $5.5 million and $14.8 million, respectively, to the Levi Strauss Foundation.

Stephen C. Neal, a director, is chairman of the law firm Cooley LLP. The firm provided legal services to the Company in 2010 and 2009, and to the Company and Human Resources Committee of the Company’s Board of Directors in 2008, for which the Company paid fees of approximately $0.2 million, $0.6 million and $0.2 million, respectively.

NOTE 19:	BUSINESS SEGMENT INFORMATION

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

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

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

Business segment information for the Company was as follows:

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Net revenues:
Americas	$2,549,086	$2,357,662	$2,476,370
Europe	1,105,264	1,042,131	1,195,596
Asia Pacific	756,299	705,973	728,948

Total net revenues	$4,410,649	$4,105,766	$4,400,914

Operating income:
Americas	$402,530	$346,329	$346,855
Europe	163,475	154,839	257,941
Asia Pacific	86,274	90,967	99,526

Regional operating income	652,279	592,135	704,322
Corporate expenses	270,918	214,047	179,250

Total operating income	381,361	378,088	525,072
Interest expense	(135,823)	(148,718)	(154,086)
Loss on early extinguishment of debt	(16,587)	—	(1,417)
Other income (expense), net	6,647	(39,445)	(303)

Income before income taxes	$235,598	$189,925	$369,266

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Depreciation and amortization expense:
Americas	$51,050	$44,492	$41,580
Europe	25,485	21,599	18,250
Asia Pacific	11,798	11,238	11,227
Corporate	16,563	7,274	6,926

Total depreciation and amortization expense	$104,896	$84,603	$77,983

	November 28, 2010
			Asia		Consolidated
	Americas	Europe	Pacific	Unallocated	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$360,027	$105,189	$69,762	$18,407	$553,385
Inventories	313,920	158,139	104,630	3,214	579,903
All other assets	—	—	—	2,001,961	2,001,961

Total assets					$3,135,249

	November 29, 2009
			Asia		Consolidated
	Americas	Europe	Pacific	Unallocated	Total
	(Dollars in thousands)

Assets:
Trade receivables, net	$312,110	$134,428	$87,416	$18,298	$552,252
Inventories	208,859	150,639	90,181	1,593	451,272
All other assets	—	—	—	1,985,857	1,985,857

Total assets					$2,989,381

Geographic information for the Company was as follows:

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Net revenues:
United States	$2,248,340	$2,107,055	$2,197,968
Foreign countries	2,162,309	1,998,711	2,202,946

Total net revenues	$4,410,649	$4,105,766	$4,400,914

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Deferred tax assets:
United States	$646,050	$677,245	$578,653
Foreign countries	50,895	59,789	61,539

Total deferred tax assets	$696,945	$737,034	$640,192

	Year Ended
	November 28,	November 29,	November 30,
	2010	2009	2008
	(Dollars in thousands)

Long-lived assets:
United States	$337,592	$270,344	$273,761
Foreign countries	169,557	181,023	155,836

Total long-lived assets	$507,149	$451,367	$429,597

NOTE 20:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2010 and 2009.

	First	Second	Third	Fourth
Year Ended November 28, 2010	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$1,016,007	$957,959	$1,090,448	$1,261,494
Licensing revenue	19,199	18,570	18,557	28,415

Net revenues	1,035,206	976,529	1,109,005	1,289,909
Cost of goods sold	502,278	477,108	565,393	642,947

Gross profit	532,928	499,421	543,612	646,962
Selling, general and administrative expenses	425,677	430,199	457,309	528,377

Operating income	107,251	69,222	86,303	118,585
Interest expense	(34,173)	(34,440)	(31,734)	(35,476)
Loss on early extinguishment of debt	—	(16,587)	—	—
Other income (expense), net	12,463	6,694	(7,695)	(4,815)

Income before taxes	85,541	24,889	46,874	78,294
Income tax expense (benefit)	29,672	43,279	20,252	(7,051)

Net income (loss)	55,869	(18,390)	26,622	85,345
Net loss attributable to noncontrolling interest	485	4,009	1,556	1,007

Net income (loss) attributable to Levi Strauss & Co.	$56,354	$(14,381)	$28,178	$86,352

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FOR THE YEARS ENDED NOVEMBER 28, 2010, NOVEMBER 29, 2009, AND NOVEMBER 30, 2008

	First	Second	Third	Fourth
Year Ended November 29, 2009	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Net sales	$931,254	$886,519	$1,021,829	$1,183,252
Licensing revenue	20,210	17,999	18,571	26,132

Net revenues	951,464	904,518	1,040,400	1,209,384
Cost of goods sold	506,343	489,141	545,985	590,892

Gross profit	445,121	415,377	494,415	618,492
Selling, general and administrative expenses	339,081	359,268	396,041	500,927

Operating income	106,040	56,109	98,374	117,565
Interest expense	(34,690)	(40,027)	(37,931)	(36,070)
Other income (expense), net	2,989	(20,260)	(6,696)	(15,478)

Income (loss) before taxes	74,339	(4,178)	53,747	66,017
Income tax expense (benefit)	26,349	(266)	13,347	(217)

Net income (loss)	47,990	(3,912)	40,400	66,234
Net loss (income) attributable to noncontrolling interest	79	(216)	303	997

Net income (loss) attributable to Levi Strauss & Co.	$48,069	$(4,128)	$40,703	$67,231

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

As of November 28, 2010, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at November 28, 2010, our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 28, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

As a result of the enactment in our third quarter of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers,” and in accordance with Section 989G of that act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following provides information about our directors and executive officers as of February 3, 2011.

Name	Age	Position

Richard L. Kauffman(2)(3)	55	Chairman of the Board of Directors
Robert D. Haas(1)(2)(4)	68	Director, Chairman Emeritus
R. John Anderson	59	Director, President and Chief Executive Officer
Fernando Aguirre(2)(3)	53	Director
Vanessa J. Castagna(1)(4)	61	Director
Robert A. Eckert(1)(4)	56	Director
Peter E. Haas Jr.(1)(4)	63	Director
Leon J. Level(2)(3)	70	Director
Stephen C. Neal(2)(4)	61	Director
Patricia Salas Pineda(1)(4)	59	Director
Aaron Beng-Keong Boey	49	Executive Vice President and President, Global Denizentm Brand
James A. Calhoun	43	Executive Vice President and President, Global Dockers® Brand
Robert L. Hanson	47	Executive Vice President and President, Global Levi’s® Brand
Blake Jorgensen	51	Executive Vice President and Chief Financial Officer

(1)	Member, Human Resources Committee.

(2)	Member, Finance Committee.

(3)	Member, Audit Committee.

(4)	Member, Nominating and Governance Committee.

Members of the Haas family are descendants of the family of our founder, Levi Strauss. Peter E. Haas Jr. is a cousin of Robert D. Haas.

Richard L. Kauffman, a director since October 2008, was Interim Chairman as of December 3, 2009, and became Chairman of the Board on February 4, 2010. Mr. Kauffman most recently was the Chief Executive Officer and President of Good Energies, Inc. a global investment firm focusing on renewable energy and energy efficiencies, a position he held from 2006 to 2010. Prior to that, Mr. Kauffman was a Managing Director of Goldman Sachs, where he also held positions as the chairman of the Global Financing Group and a member of the firm’s Partnership Committee, Commitments Committee and Investment Banking Division Operating Committee. Before joining Goldman Sachs in 2004, he was a vice chairman of Morgan Stanley’s Institutional Securities Business and co-head of its Banking Department and, prior to that, vice chairman and a member of the European Executive Committee of Morgan Stanley International since 1993. Mr. Kauffman was selected to serve as a director due to his deep experience in finance, investment banking and global capital equity markets. His background in these areas as well as his long history of advising many companies throughout his career enhances his contribution to board deliberations and makes him well-suited to lead the board as its chair. Mr. Kauffman was previously a director of Q-Cells AG until February 2010, and also sits on the boards of several nonprofit organizations, including The Brookings Institution.

Robert D. Haas, a director since 1980, is our longest-serving director. He served as Chairman from 1989 to February 2008 when he was named Chairman Emeritus. Mr. Haas joined the Company in 1973 and served in a variety of marketing, planning and operating positions including serving as our Chief Executive Officer from 1984 to 1999. In 1985, Mr. Haas led the effort to take the Company private through a leveraged buyout. As Chief Executive Officer he oversaw a business turnaround that resulted in more than a decade of substantial growth, paced by international expansion and the launch of the Dockers® brand. Under Mr. Haas’ leadership, the Company pioneered a number of practices and policies that have been adopted by corporations and institutions worldwide. These include HIV/AIDS awareness, education and prevention programs, a comprehensive code of supplier conduct to promote safe and healthy working conditions and full medical benefits for the domestic partners of our employees. Mr. Haas’ deep experience in all aspects of the business as well as his familial connection to the Company’s founder, prior leaders and shareholders, provide him with a unique perspective on matters discussed by the directors.

R. John Anderson, our President and Chief Executive Officer since November 2006, previously served as Executive Vice President and Chief Operating Officer since July 2006, President of our Global Supply Chain Organization since 2004 and Senior Vice President and President of our Asia Pacific region since 1998. He joined us in 1979. Mr. Anderson served as General Manager of Levi Strauss Canada and as President of Levi Strauss Canada and Latin America from 1996 to 1998. He has held a series of merchandising positions with us in Europe and the United States, including Vice President, Merchandising and Product Development for the Levi’s brand in 1995. Mr. Anderson also served as interim President of Levi Strauss Europe from 2003 to 2004. Mr. Anderson’s deep knowledge of company operations as a result of his extensive global experience serving in a variety of senior management level positions, including his current role as Chief Executive Officer, are key to his participation on the board. Mr. Anderson joined the board of directors of Harley-Davidson, Inc. in September 2010.

Fernando Aguirre, a director since October 2010, is currently Chairman of the Board, President and Chief Executive Officer of Chiquita Brands International, Inc., a position he has held since 2004. From 1980 to 2004, Mr. Aguirre served The Procter & Gamble Company (P&G), a manufacturer and distributor of consumer products, in various capacities, including as President of P&G’s Global Snacks and U.S. Food Products business, President of Global Feminine Care and President of Special Projects. Mr. Aguirre brings to the board his experiences as a leader of large, global consumer brands, and his skills in translating consumer insights into strategies that drive growth across cultures.

Vanessa J. Castagna, a director since 2007, led Mervyns LLC department stores as its executive chairwoman of the board from 2005 until early 2007. Prior to Mervyns LLC, Ms. Castagna served as chairman and chief executive officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as chief operating officer, and was both president and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001. Ms. Castagna was selected to serve on the board due to her extensive retail leadership experience which brings to the board a valuable perspective on the retail and wholesale business. Ms. Castagna is currently a director of SpeedFC and Carter’s Inc.

Robert A. Eckert, a director since May 2010, is currently Chairman of the Board and Chief Executive Officer of Mattel, Inc., a position he has held since May 2000. He previously worked for Kraft Foods, Inc. for 23 years, most recently as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, Inc., and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods, Inc. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity, and decisiveness in driving businesses to successful results. Mr. Eckert is also currently a director of McDonald’s Corporation since 2003.

Peter E. Haas Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, Joanne and Peter Haas Jr. Fund, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board, and he is a Trustee Emeritus of the San Francisco Foundation. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980. Mr. Haas’ background in numerous operational roles specific to the Company and his familial connection to the Company’s founder enable him to engage in board deliberations with valuable insight and experience.

Leon J. Level, a director since 2005, is a former Chief Financial Officer and director of Computer Sciences Corporation, a leading global information technology services company. Mr. Level held ascending and varied financial management and executive positions at Computer Sciences Corporation from 1989 to 2006 and previously at Unisys Corporation (Corporate Vice President, Treasurer and Chairman of Unisys Finance Corporation), Burroughs Corporation (Vice President, Treasurer), The Bendix Corporation (Executive Director and Assistant Corporate Controller) and Deloitte, Haskins & Sells (now Deloitte & Touche). Mr. Level brings to the board his broad financial and business perspective as well as his deep insight into accounting and reporting requirements. He serves as our Audit Committee financial expert. Mr. Level was previously a director of Allied Waste Management from 2007 until its acquisition by Republic Services in 2009. He is also currently a director of UTi Worldwide Inc.

Stephen C. Neal, a director since 2007, is the chairman of the law firm Cooley Godward Kronish LLP. He was also chief executive officer of the firm from 2001 until January 1, 2008. In addition to his extensive experience as a trial lawyer on a broad range of corporate issues, Mr. Neal has represented and advised numerous boards of directors, special committees of boards and individual directors on corporate governance and other legal matters. Prior to joining Cooley Godward in 1995, Mr. Neal was a partner of the law firm Kirkland & Ellis. Mr. Neal brings to the board deep knowledge and broad experience in corporate governance as well as his perspectives drawn from advising many companies throughout his career.

Patricia Salas Pineda, a director since 1991, is currently Group Vice President, National Philanthropy and the Toyota USA Foundation for Toyota Motor North America, Inc., an affiliate of one of the world’s largest automotive firms. Ms. Pineda joined Toyota Motor North America, Inc. in September 2004 as Group Vice President of Corporate Communications and General Counsel. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. with which she was associated since 1984. Ms. Pineda was selected as a member of the board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. Her long tenure on the board also provides valuable historical perspective. She is currently a director of the Congressional Hispanic Caucus Institute and a member of the board of advisors of Catalyst.

Aaron Beng-Keong Boey is our Executive Vice President and President of the Global Denizentm brand and interim Senior Vice President of our Asia Pacific Levi’s® Commercial Operations. Previously, Mr. Boey was Senior Vice President and President, Levi Strauss Asia Pacific in February 2009 after serving as interim president since October 2008, and Regional Managing Director in our Asia Pacific business from 2005. Mr. Boey was Regional Managing Director for Jacuzzi, Inc. from 2003 until he joined us.

James A. Calhoun is our Executive Vice President and President of the Global Dockers® brand. Prior to joining us in December 2008, Mr. Calhoun was Executive Vice President and General Manager of Disney Consumer Products for North America and Latin America where he oversaw regional brand management, franchisee planning, and sales and marketing across licensed product categories, including Apparel, Accessories, and Footwear. Mr. Calhoun has extensive international experience. Before Disney, Mr. Calhoun led businesses that fueled profitable growth for well-known consumer brands such as Nautica, Nike, and Wilson.

Robert L. Hanson is our Executive Vice President and President of the Global Levi’s® brand. Previously, Mr. Hanson was Senior Vice President and President of Levi Strauss Americas since 2006, President and Commercial General Manager of the U.S. Levi’s® brand and U.S. Supply Chain Services since 2005, and President and General Manager of the U.S. Levi’s® brand since 2001. Mr. Hanson was President of the Levi’s® brand in Europe from 1998 to 2000. He began his career with us in 1988, holding executive-level advertising, marketing and business development positions in both the Levi’s® and Dockers® brands in the United States before taking his first position in Europe.

Blake Jorgensen joined us as Executive Vice President and Chief Financial Officer in July 2009. Prior to joining us, Mr. Jorgensen was Chief Financial Officer of Yahoo! Inc., an internet services company from June 2007 to June 2009. Prior to joining Yahoo!, Mr. Jorgensen was the Chief Operating Officer and Co-Director of Investment Banking at Thomas Weisel Partners, which he co-founded in 1998. From December 1998 to January 2002, Mr. Jorgensen served as a Partner and Director of Private Placement at Thomas Weisel Partners. From December 1996 to September 1998, Mr. Jorgensen was a Managing Director and Chief of Staff for the CEO and Executive Committee of Montgomery Securities and a Principal in the Corporate Finance Department of Montgomery Securities. Previously, Mr. Jorgensen worked as a management consultant at MAC Group/Gemini Consulting and Marakon Associates.

Our Board of Directors

Our board of directors currently has ten members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Mr. Aguirre, Mr. R.D. Haas, Mr. Level and Mr. Neal) will end at our annual stockholders’ meeting in 2011. The term for directors in Class II (Ms. Castagna, Mr. P. E. Haas Jr. and Mr. Kauffman) will end at our annual stockholders’ meeting in 2012. The term for directors in Class III (Mr. Anderson, Mr. Eckert and Ms. Pineda) will end at our annual stockholders’ meeting in 2013.

Committees.  Our board of directors has four committees.

•	Audit. Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held seven meetings during 2010.

—  Members: Mr. Level (Chair), Mr. Aguirre and Mr. Kauffman.

Mr. Level is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•	Finance. Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The finance committee held three meetings in 2010 and otherwise acted by unanimous written consent.

—  Members: Mr. Kauffman (Chair), Mr. Aguirre, Mr. R.D. Haas, Mr. Level and Mr. Neal.

•	Human Resources. Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The human resources committee held four meetings in 2010.

—  Members: Ms. Pineda (Chair), Ms. Castagna, Mr. Eckert, Mr. P.E. Haas Jr. and Mr. R.D. Haas.

•	Nominating and Governance. Our nominating and governance committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The nominating and governance committee held four meetings in 2010.

—  Members: Mr. R.D. Haas (Chair), Ms. Castagna, Mr. Eckert, Mr. Neal, Mr. P.E. Haas Jr. and Ms. Pineda.

Board Composition and Risk Management Practices

Board Leadership

While our by-laws do not require separation of the offices of chairman and chief executive officer, these positions are held by different individuals. The Board believes that the separation of the roles of chairman and chief executive officer is a matter to be addressed as part of the succession planning process for those roles and that it is in the best interests of the Company for the board, upon the review and advice of the Nominating and Governance Committee, to make such a determination when it elects a new chairman or chief executive officer or otherwise as the circumstances may require.

Board Selection Criteria

According to the board’s written membership policy, the board seeks directors who are committed to the values of the Company and are, by reason of their character, judgment, knowledge and experience, capable of contributing to the effective governance of the Company. Additionally, the board is committed to maintaining a diverse and engaged board of directors composed of both stockholders and non-stockholders. Upon any vacancy on the board, it seeks to fill that vacancy with any specific skills, experiences or attributes that will enhance the overall perspective or functioning of the board.

Director Independence Policy

Although our shares are not registered on a national securities exchange, we review and take into consideration the director independence criteria required by both the New York Stock Exchange and the NASDAQ Stock Market in determining the independence of our directors. In addition, the charters of our board committees prohibit members from having any relationship that would interfere with the exercise of their independence from management and the Company. The fact that a director may own stock or voting trust certificates representing stock in the Company is not, by itself, considered an “interference” with independence under the committee charters. Family stockholders or other family member directors are not eligible for membership on the Audit Committee. These independence standards are disclosed on our website at http://www.levistrauss.com/Company/DirectorIndependence.aspx.

John Anderson, who serves as our full-time President and Chief Executive Officer, is not considered independent due to his employment with the Company. Robert A. Eckert will not serve as a member of the Audit Committee while he has a family member through marriage who is employed by our independent registered public accounting firm. The Board does not have a lead director.

Board’s Role in Risk Management

Management is responsible for the day-to-day management of the risks facing the Company, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. Management engages the board in discussions concerning risk periodically and as needed, and addresses the topic as part of the annual planning discussions where the board and management review key risks to the Company’s plans and strategies and the mitigation plans for those risks. In addition, the Audit Committee of the board has the responsibility to review the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, with management, the senior internal auditing executive and the independent registered public accounting firm.

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

COMPENSATION DISCUSSION AND ANALYSIS

Our compensation policies and programs are designed to support the achievement of our strategic business plans by attracting, retaining and motivating exceptional talent. Our ability to compete effectively in the marketplace depends on the knowledge, capabilities and integrity of our leaders. Our compensation programs help create a high-performance, outcome-driven and principled culture by holding leaders accountable for delivering results, developing our employees and exemplifying our core values of empathy, originality, integrity and courage. In addition, we believe that our compensation policies and programs for leaders and employees do not promote risk-taking to any degree that would have a material adverse effect on the company.

The Human Resources Committee of the Board of Directors (the “HR Committee”) is responsible for fulfilling the Board’s obligation to oversee our executive compensation practices. Each year, the HR Committee conducts a review of our compensation and benefits programs to ensure that the programs are aligned with our business strategies, the competitive practices of our peer companies and our stockholders’ interests.

Compensation Philosophy and Objectives

Our executive compensation philosophy focuses on the following key goals:

•	Attract, motivate and retain high performing talent in an extremely competitive marketplace

•	Our ability to achieve our strategic business plans and compete effectively in the marketplace is based on our ability to attract, motivate and retain exceptional leadership talent in a highly competitive talent market.

•	Deliver competitive compensation for competitive results

•	We provide competitive total compensation opportunities that are intended to attract, motivate and retain a highly capable and results-driven executive team, with the majority of compensation based on the achievements of performance results.

•	Align the interests of our executives with those of our stockholders

•	Our programs offer compensation incentives designed to motivate executives to enhance total stockholder return. These programs align certain elements of compensation with our achievement of corporate growth objectives (including defined financial targets and increases in stockholder value) as well as individual performance.

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

Competitive peer group

In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee references data provided by Hewitt Associates concerning 31 peer companies in the consumer products, apparel and retail industry segments. The HR Committee also references data from the Apparel Industry & Footwear Compensation Survey published by Salary.com for commercial positions. The peer group is representative of the types of companies we compete with for executive talent, which is the primary consideration for inclusion in the peer group. Revenue size and other financial measures, such as cash flow and profit margin, are secondary considerations in selecting the peer companies.

The peer group used in establishing our named executive officers’ 2010 compensation packages was:

Company Name

Abercrombie & Fitch Co.	LVMH Moët Hennessy Louis Vuitton
Alberto-Culver Company	Mattel, Inc.
AnnTaylor Stores Corporation	The Neiman-Marcus Group, Inc.
Avon Products, Inc.	NIKE, Inc.
The Bon-Ton Stores, Inc.	Nordstrom, Inc.
Charming Shoppes, Inc.	Pacific Sunwear of California, Inc.
The Clorox Company	J.C. Penney Company, Inc.
Colgate-Palmolive Company	Phillips-Van Heusen Corporation
Eddie Bauer Holdings, Inc.	Retail Ventures, Inc.
The Gap, Inc.	Revlon, Inc.
General Mills, Inc.	Sara Lee Corporation
Hasbro, Inc.	The Timberland Company
Kellogg Company	Whirlpool Corporation
Kimberly-Clark Corporation	Williams-Sonoma, Inc.
Kohl’s Corporation	Yum! Brands, Inc.
Limited Brands, Inc.

Establishing compensation for named executive officers other than the CEO

The HR Committee has established guidelines calling for annual cash compensation (base salary and target annual incentive bonus) levels of our named executive officers to be set near the median (50th percentile) of the peer companies, near the 75th percentile for long-term incentives and between the 50th-75th percentiles for total compensation. These relative levels serve as a general guideline for compensation decisions.

The HR Committee approves all compensation decisions affecting the named executive officers (other than the CEO) based on recommendations provided by the CEO. The CEO conducts an annual performance review of each member of the executive leadership team against his or her annual objectives and reviews the relevant peer group data provided by the Human Resources staff. The CEO then develops a recommended compensation package for each executive. The HR Committee reviews the recommendations with the CEO and the Chairman, seeks advice from its consultant Exequity and approves or adjusts the recommendations as it deems appropriate. The HR Committee then reports on its decisions to the full Board.

Establishing the CEO compensation package

At the completion of each year, the Nominating and Governance Committee (the “N&G Committee”) assesses the CEO’s performance against annual objectives that were established jointly by the CEO and the N&G Committee at the beginning of that year. The N&G Committee takes into consideration feedback gathered from Board members and the direct reports to the CEO, in addition to the financial and operating results of the Company for the year, and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group data in its deliberations. During this decision-making process, the HR Committee consults with Exequity, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO’s current compensation, and provides perspective on other company CEO compensation practices. Based on all of these inputs, in addition to the same guidelines used for setting annual cash, long-term and total compensation for the other named executives, described above, the HR Committee prepares a recommendation to the full Board on all elements of the CEO compensation. The full Board then considers the HR Committee’s recommendation and approves the final compensation package for the CEO.

Role of executives and third parties in compensation decisions

Exequity, an independent board and management advisor firm, acts as the HR Committee’s independent consultant and as such, advises the HR Committee on industry standards and competitive compensation practices, as well as on the Company’s specific executive compensation practices.

In 2010, the HR Committee conducted a review of the market to understand the capabilities of other executive compensation firms who primarily work with Boards. Several firms were interviewed. Based on the interview results, reference checks, and the Committee’s prior experience with the Exequity consultant, the Committee decided to retain Exequity as its consultant.

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

Base Salary

The objective of base salary is to provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience. The HR Committee targets base salaries for each position near the median (50th percentile) of the peer group. However, the peer group data serves as a general guideline only and the HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each individual. Therefore, the final salary may not be at the median of the peer group. Merit increases for the named executive officers are considered by the HR Committee on an annual basis and are based on the executive’s individual performance against planned objectives and his or her base salary relative to the median of that paid to similar executives by the peer group.

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

Performance measures

Our priorities for 2010 were to strengthen our business in a challenging global economy and position the Company to return to long-term profitable growth. Our 2010 AIP goals were aligned with these key priorities through three performance measures:

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

Funding the AIP pool

The AIP funding, or the amount of money made available in the AIP pool at the end of the year, is dependent on how actual performance compares to the goals. Actual performance is measured after eliminating any variance introduced by foreign currency movements and other adjustments determined to be appropriate by management based on business circumstances. The three measures of EBIT, days in working capital and net revenue worked together as follows to determine AIP funding:

•	At the beginning of 2010, when the goals for the three measures were being established, the Company considered the potential impact of the global economic challenges, anticipated to continue through 2010. These challenges were reflected in the 2010 annual business goals. As a result, the 2010 AIP funding was set at a level where the payout under the AIP would be at a rate of only 80% of the employee target if the EBIT, working capital and net revenue goals were fully achieved. This was consistent with the approach we followed in 2009.

•	Actual EBIT performance compared to our EBIT goals determines initial EBIT AIP funding.

•	Actual days in working capital performance compared to our days in working capital goals results in a working capital modifier, which increases or decreases the initial EBIT AIP funding.

•	Actual net revenue performance compared to our net revenue goals determines Net Revenue AIP funding. To ensure that any incremental net revenue meets profitability goals, actual EBIT must meet or exceed our EBIT goals in order for net revenue funding to be in excess of 80%.

•	EBIT funding and Net Revenue funding are multiplied by the respective incentive pool funding weight and are totaled to determine the AIP funding.

There are multiple AIP pools reflecting the multiplicity of our businesses and geographic segments. For most employees, the AIP funding is based on a mix of their respective business unit’s performance and the performance of the next higher organizational level. Therefore, the final AIP funding for employees in a business unit is the resulting weighted sum of this mix. The intention is to tie individual rewards to the local business unit that the employee most directly impacts and to reinforce the message that the same efforts and results have an impact on the larger organization. For example, the funding for an employee in one of our European countries is based on a mixture of the performance of our business in that country and the overall European region’s business performance. Likewise, the funding for employees in our European region headquarters is based on the mixture of total regional performance and total Company performance. For corporate staff, employees in such departments as Finance, Human Resources and Legal who provide support to the entire Company, the funding is based entirely on total Company performance. For our executive leadership team, which includes our named executive officers, their funding is also fully based on total Company performance as they provide leadership to and hold accountability for the total Company.

The table below shows the goals for each of our three performance measures and the actual 2010 funding levels reflecting the total Company performance:

Days in
		Working		Actual AIP
	EBIT	Capital	Net Revenue	Funding
	Goal	Goal	Goal	Level*
(Dollars in millions)

Total Company	$400	90	$4,500	84.0%

*	The funding results exclude the impacts of foreign currency exchange rate fluctuations on our business results.

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

	2010 AIP	2010 Target	2010 AIP Actual	Payment as %
Name	Participation Rate	Amount	Award Payment	of Target

John Anderson	110%	$1,402,500	$1,370,000	98%
Blake Jorgensen	75%	487,500	500,000	103%
Robert Hanson	85%	701,250	925,000	132%
Aaron Boey(1)	65%	363,540	196,911	54%
Jim Calhoun	55%	305,525	180,000	59%

Armin Broger(2)	65%	666,631	—	—
Jaime Szulc(3)	65%	373,750	—	—

(1)	Mr. Boey is paid in Singapore Dollars (SGD). For purposes of the table, this amount was converted into U.S. Dollars using an exchange rate of 0.7722, which is the average exchange rate for the last month of the fiscal year.

(2)	Mr. Broger is paid in Euros. For purposes of the table, this amount was converted into U.S. Dollars using an exchange rate of 1.3734, which is the average exchange rate for the last month of the fiscal year. Mr. Broger departed the Company on November 28, 2010, and although he was eligible for a 2010 AIP award payment, he did not receive one.

(3)	Mr. Szulc resigned effective August 31, 2010, and therefore was not eligible for a 2010 AIP award payment per the terms of the plan.

Long-Term Incentives

The HR Committee believes a large part of an executive’s compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our named executive officers are in the form of equity awards and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. The HR Committee targets long-term incentive award opportunities for our named executive officers near the 75th percentile of the peer group, although the HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the long-term incentive award levels for each individual. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each named executive officer. For more information on the 2010 long-term equity grants, see the 2010 Grants of Plan-Based Awards table.

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

To date, SARs have been the only form of equity granted to our named executive officers under the EIP. SARs are typically granted annually with four-year vesting periods and exercise periods of up to ten years. (See the table entitled “Outstanding Equity Awards at 2010 Fiscal Year-End” for details concerning the SARs’ vesting schedule.)

The HR Committee chose to grant SARs rather than other available forms of equity compensation to allow the Company the flexibility to grant SARs that may be settled in either stock or cash. The terms of the SAR grants made to our named executive officers to-date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders’ Agreement and the Voting Trust Agreement, including restrictions on voting rights and transfer. SARs that are exercised and settled in stock after the expiration of the Voting Trust Agreement will not be subject to the terms of that agreement. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The Company’s obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (See Note 6 to our audited consolidated financial statements included in this report for more details).

Long-term incentive grant practices

The Company does not have any program, plan, or practice to time equity grants to take advantage of the release of material, non-public information. Equity grants are made in connection with compensation decisions made by the HR Committee and the timing of the Evercore valuation process, and are made under the terms of the governing plan.

Retirement Savings and Insurance Benefits

In order to provide a competitive total compensation package, we offer a qualified 401(k) defined contribution retirement plan to our U.S. salaried employees through the Employee Savings and Investment Plan. We also offer a similar defined contribution retirement savings plan, called the Singapore Central Provident Fund, to our employees in Singapore. Executive officers participate in these plans on the same terms as other salaried employees. The ability of executive officers to participate fully in these plans is limited by local/national tax and other related legal requirements. Like many of the companies in the peer group, the Company offers a nonqualified supplement to the 401(k) plan, which is not subject to the IRS and ERISA limitations, through the Deferred Compensation Plan for Executives and Outside Directors. The Company also offers its executive officers the health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance, consistent with the practices of the majority of the companies in the peer group.

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

Defined contribution retirement plan

The Employee Savings and Investment Plan is a qualified 401(k) defined contribution savings plan that allows U.S. employees, including executive officers, to save for retirement on a pre-tax basis. The Company matches up to a certain level of employee contributions. In addition, the Company provides a profit-sharing contribution if we exceed our internal annual business plan goals. This enables employees to share in the Company’s success when we outperform our goals. Beginning in 2011, the profit-sharing contribution component has been eliminated.

Deferred compensation plan

The Deferred Compensation Plan for Executives and Outside Directors is a U.S. nonqualified, unfunded tax effective savings plan provided to the named executive officers and other executives, and the outside directors.

Perquisites

The Company believes perquisites are an element of competitive total rewards. The Company is highly selective in its use of perquisites, the total value of which is modest. The primary perquisite provided to the named executive officers is a flexible allowance to cover expenses such as auto-related expenses, financial and tax planning, legal assistance and excess medical costs.

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

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended November 28, 2010.

The Human Resources Committee

Patricia Salas Pineda (Chair)
Vanessa J. Castagna
Robert Eckert
Peter E. Haas Jr.
Robert D. Haas

SUMMARY COMPENSATION DATA

The following table provides compensation information for (i) our chief executive officer, (ii) our chief financial officer, and (iii) three executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year, and (iv) two additional individuals for whom disclosure would have been provided, but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year.

						Change in
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
Name and				Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(2)	Compensation(3)	Earnings(4)	Compensation(5)	Total

John Anderson	2010	$1,275,000	$—	$2,292,500	$1,370,000	$75,141	$354,852	$5,367,493
President and Chief	2009	1,275,000	—	1,852,500	1,600,000	121,279	1,295,424	6,144,203
Executive Officer	2008	1,270,192	—	—	561,000	—	1,211,550	3,042,742
Blake Jorgensen	2010	650,000	—	1,118,976	500,000	—	37,323	2,306,299
Chief Financial Officer	2009	257,500	250,000	863,772	472,875	—	1,974	1,846,121
Robert Hanson	2010	743,885	—	745,980	925,000	78,943	135,355	2,629,163
Executive Vice President and	2009	714,000	—	455,814	674,730	—	113,580	1,958,124
President, Global Levi’s® Brand	2008	711,846	—	—	249,900	12,234	111,359	1,085,339
Aaron Boey(1)	2010	575,528	—	516,441	223,786	—	46,435	1,362,190
Executive Vice President and	2009	483,460	—	182,323	183,459	—	88,534	937,776
President, Global DenizenTM Brand
Jim Calhoun
Executive Vice President and	2010	557,817	—	235,800	180,000	—	36,166	1,009,783
President, Global Dockers® Brand
Armin Broger(1)	2010	1,018,710	—	192,395	—	—	4,779,069	5,991,174
Senior Vice President and	2009	1,113,703	—	182,323	217,172	—	676,991	2,190,189
President Levi Strauss Europe	2008	950,837	—	—	216,315	—	401,951	1,569,103
Jaime Szulc	2010	502,003	—	563,300	—	—	1,769,728	2,835,031
Senior Vice President and Chief Marketing Officer - Levi’s® Brand

(1)	Mr. Boey is paid in Singapore Dollars. For purposes of the table, his 2010 payments were converted into U.S. Dollars using an exchange rate of 0.7722 and for 2009, an exchange rate of 0.7198.

Mr. Broger is paid in Euros. For purposes of the table, his 2010 payments were converted into U.S. Dollars using an exchange rate of 1.3734, for 2009, an exchange rate of 1.4914, and for 2008, an exchange rate of 1.2733.

These rates were the average exchange rates for the last month of the 2010, 2009 and 2008 fiscal years, respectively.

(2)	These amounts reflect the aggregate grant date fair value computed in accordance with the Company’s accounting policy for stock-based compensation. For a description of the assumptions used in the calculation of these amounts, see Notes 1 and 11 of the audited consolidated financial statements included elsewhere in this report.

Mr. Broger forfeited $98,758 of his 2009 SAR grant and $193,395 of his 2010 SAR grant based on his termination date of November 28, 2010.

Mr. Szulc forfeited $563,300 of his 2010 SAR grant based on his termination date of August 31, 2010.

(3)	These amounts reflect the AIP awards made to the named executive officers.

For Mr. Boey, the 2010 amount reflects an AIP payment of $196,911 and a Long-term Incentive Plan (LTIP) payment of $26,875. LTIP is the cash-based long-term incentive plan for certain employee levels below the named executive officer level, in which Mr. Boey participated prior to his becoming a named executive officer but which was paid out as part of his 2010 compensation.

(4)	For Mr. Anderson, the 2010 amount reflects the change in his Australian pension benefits value from November 29, 2009, to November 28, 2010.

For Mr. Hanson, the 2010 change in U.S. pension value is due solely to changes in actuarial assumptions used in determining the present value of the benefits. These assumptions, such as discount rates, age-rating and mortality, may vary from year-to-year. Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Only years in which the pension value increased are reported.

(5)	For Mr. Anderson, the 2010 amount reflects a Company 401(k) match of $18,375, a 401(k) excess plan match of $198,375, and an executive allowance of $35,597, $20,597 of which was toward the provision of a car and $15,000 of which was for legal, financial or other similar expenses. In addition, the amount reflects a payment of $46,546 for ongoing home leave benefits and $39,886 tax gross-up of those benefits, per his employment contract.

For Mr. Jorgensen, the 2010 amount reflects a Company 401(k) match of $18,375 and an executive allowance of $18,948, $15,000 of which was for legal, financial or other similar expenses.

For Mr. Hanson, the 2010 amount reflects a Company 401(k) match of $18,375, a 401(k) excess plan match of $89,146 and an executive allowance of $27,698, $23,750 of which was for legal, financial or other similar expenses.

For Mr. Boey, the 2010 amount reflects an executive allowance of $36,550, $34,749 of which was toward the provision of a car and employer retirement plan contributions. These amounts are based on the foreign exchange rates noted above.

For Mr. Calhoun, the 2010 amount reflects a Company 401(k) match of $14,700, a relocation allowance of $10,518 and an executive allowance of $10,948 which was for legal, financial or other similar expenses.

For Mr. Broger, the 2010 amount reflects items provided under his employment contract using the foreign exchange rates noted above. The 2010 amount reflects a notice payment of $679,833 and $3,384,435 in connection with his departure from the Company as reported in the Current Report on Form 8-K filed on September 21, 2010. In addition, the amount reflects $27,358 for tax administration and legal fees, $59,165 as a housing allowance, $51,913 for children’s schooling, a car provided for Mr. Broger’s use valued at $32,842, $122,245 for the purchase of individual pension insurance, and a tax protection benefit of $421,277 based on his Netherlands tax rate.

For Mr. Szulc, the 2010 amount reflects a payment of $1,516,125 in connection with his departure from the Company as reported in the Current Report on Form 8-K filed on August 12, 2010. In addition, the 2010 amount reflects a Company 401(k) match of $18,375, a 401(k) excess plan match of $22,288 and an executive allowance of $17,961, $15,000 of which was for legal, financial or other similar expenses. The amount also reflects a payment of $54,252 for relocation assistance, $45,668 of which was the relocation allowance and the remainder was a tax gross up, $87,867 for temporary housing assistance, of which $31,093 was the tax gross up amount, and $48,049 for home leave, of which $10,905 was the tax gross up amount.

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

Under the terms of his employment arrangement, Mr. Anderson also received benefits to assist with the relocation of Mr. Anderson and his family from Singapore to San Francisco, California as follows: a one-time irrevocable gross payment of $5,800,000, of which $3,800,000 was paid in November 2006 and $1,000,000 was paid in each of January 2008 and January 2009, availability of a company-paid apartment and automobile while his family remained in Singapore; prior to their relocation, temporary housing in San Francisco upon his arrival and application of his Australian hypothetical tax rate on his 2006 Annual Incentive Plan and final 2006 Management Incentive Plan payments.

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

Mr. Anderson also receives standard employee healthcare, life insurance, long-term savings program, as well as relocation program benefits. He also receives benefits under our various executive perquisite programs with an annual value of less than $30,000. Mr. Anderson continues to be eligible for ongoing home leave benefits. The portions of these benefits that were paid in 2010, 2009 and 2008 are reflected in the Summary Compensation Table.

Mr. Anderson’s employment is at-will and may be terminated by us or by Mr. Anderson at any time. Mr. Anderson does not receive any separate compensation for his services as a member of our board of directors.

Mr. Jorgensen.  We entered into an employment arrangement with Mr. Jorgensen, effective July 1, 2009. The employment arrangement with Mr. Jorgensen provides for an annual base salary of $650,000. His base salary has since been adjusted, and may be further adjusted, by annual merit increases. Mr. Jorgensen is also eligible to participate in our AIP at a target participation rate of 75% of his base salary. His 2009 award was guaranteed at a minimum of 50% of the target value, assuming a full-year of employment. He also received a one-time signing bonus of $250,000 which is subject to prorated repayment if his employment with the Company does not exceed twenty-four months under certain conditions.

Mr. Jorgenson also participates in our 2006 Equity Incentive Plan and received 82,264 SAR units, which included a standard grant of 41,132 units and a one-time special grant of 41,132 units. In addition, Mr. Jorgenson received 1.5 times the standard grant level in 2010.

Mr. Jorgensen also receives standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

Mr. Jorgensen’s employment is at-will and may be terminated by us or by Mr. Jorgensen at any time.

Mr. Hanson.  We have an employment arrangement with Mr. Hanson effective August 16, 2010. The arrangement provides for a minimum base salary of $825,000. His base salary may be adjusted annually based on merit increases. The arrangement also provides for a grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Mr. Hanson is eligible to participate in our AIP at a target participation rate of 85% of his base salary.

Mr. Hanson also receives standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

Mr. Hanson’s employment is at-will and may be terminated by us or by Mr. Hanson at any time.

Mr. Boey.  We have an employment arrangement with Mr. Boey effective September 20, 2010. Mr. Boey is a resident of Singapore where his employment is also based. The arrangement provides for a minimum base salary of SGD 814,000 (US $600,960 using an exchange rate of 1.3545 as of August 31, 2010). His base salary may be adjusted annually based on merit increases. The arrangement also provides for a grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Mr. Boey is eligible to participate in our AIP at a target participation rate of 70% of his annual base salary.

Mr. Boey also receives standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.

Mr. Boey’s employment is at-will and may be terminated by us or by Mr. Boey at any time.

Mr. Calhoun.  We have an employment arrangement with Mr. Calhoun effective September 20, 2010. The arrangement provides for a minimum base salary of $575,000. His base salary may be adjusted annually based on merit increases. The arrangement also provides for an initial grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Mr. Calhoun is eligible to participate in our AIP at a target participation rate of 65% of his base salary.

Mr. Calhoun also receives standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

Mr. Calhoun’s employment is at-will and may be terminated by us or by Mr. Calhoun at any time.

Mr. Broger.  We entered into an employment contract with Mr. Broger, effective February 26, 2007. Mr. Broger’s position was eliminated from the Company’s executive officer positions effective September 30, 2010, and he departed from the Company on November 28, 2010.

Mr. Broger is a resident of the Netherlands, and his employment was based in Brussels. Our employment contract with Mr. Broger was structured in a manner consistent with European employment practices for senior executives. Therefore, Mr. Broger’s compensation and benefits were different from our U.S.-based named executive officers. Under the terms of his employment agreement, Mr. Broger was offered a base salary at an annual rate of EUR 725,000, which was subsequently adjusted by annual merit increases during his period of employment. Mr. Broger was eligible to participate in our AIP at a target participation rate of 65% of base salary, except that in

2007 only, he had a target participation rate of 100% of his base salary. Mr. Broger received a one-time sign-on bonus of EUR 550,000 net, and ongoing pension benefits, subsidies for housing and his children’s education, life insurance and car usage benefits, and certain de minimus perquisites. His agreement also provided for a grant with a target value of $1,500,000 under the Company’s previous Senior Executive Long-Term Incentive Plan which, because that plan was replaced by the Equity Incentive Plan, was converted to a SAR grant. We also agreed to provide Mr. Broger tax protection, similar to our global assignment practices described above.

His employment contract provided that in the case of termination, for reasons other than cause, we would provide Mr. Broger with eight months’ notice in addition to a lump sum payment equal to two times his annual base salary and two times his AIP target amount at the time of termination. In addition, in exchange for a six month non-compete restriction, we would pay a one-time payment of six months’ salary.

In connection with his departure on November 28, 2010, the Company paid Mr. Broger termination payments consistent with his employment agreement. He forfeited a portion of his 2009 SAR grant and all of his 2010 grant upon his departure from the Company.

Mr. Szulc.  We entered into an employment arrangement with Mr. Szulc effective August 31, 2009. Mr. Szulc departed from the Company effective August 31, 2010.

The arrangement provided for a minimum base salary of $575,000 and a one-time signing bonus of $150,000 which was subject to prorated repayment if his employment with the Company did not exceed twelve months under certain conditions. Mr. Szulc was also eligible to participate in AIP at a target participation rate of 65%. Mr. Szulc also participated in the Company’s 2009 Equity Incentive Plan and received a SAR grant of 43,000 units in February 2010, which reflected one-half of a standard grant prorated for 2009, and one and one-half of a standard grant for 2010. Mr. Szulc received standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs. In addition, Mr. Szulc was eligible for relocation benefits that included six months of temporary living assistance, a one-time payment of $50,000 towards the purchase of a home and an additional $30,000 payment to cover home loan interest payments. He was also eligible to be reimbursed for the cost of up to 27 round trip airline tickets (equivalent to one trip per week for six months) between Miami Beach, Florida and San Francisco, California for his family and himself while they were still residing in Miami Beach. In addition, Mr. Szulc was eligible to receive three Company-paid home leave trips (one trip per year for three years) to Brazil for his family and himself.

In connection with his departure, the Company provided Mr. Szulc a payment of $1,516,125. He forfeited his 2010 SAR grant upon his departure from the Company.

2010 Grants of Plan-Based Awards

The following table provides information on awards under our 2010 Annual Incentive Plan and stock appreciation rights granted under the Equity Incentive Plan in 2010 to each of our named executive officers. The 2010 actual AIP awards for our named executive officers are disclosed in the Summary Compensation Table.

	Estimated Future Payouts
	Under Non-Equity
	Incentive Plan Awards				All Other Option Awards
					Number of
					Securities	Exercise or Base
					Underlying	Price of Option	Full Grant
Name	Grant Date	Threshold	Target	Maximum	Options(1)	Awards(2)	Date Value(3)

John Anderson	Feb. 4, 2010	$—	$1,402,500	$2,805,000	$175,000	$36.50	$2,292,500
Blake Jorgensen	Feb. 4, 2010	—	487,500	975,000	85,418	36.50	1,118,976
Robert Hanson	Feb. 4, 2010	—	701,250	1,402,500	56,945	36.50	745,980
Aaron Boey	Feb. 4, 2010	—	363,540	727,080	39,423	36.50	516,441
Jim Calhoun	Feb. 4, 2010	—	305,525	611,050	18,000	36.50	235,800

Armin Broger(4)	Feb. 4, 2010	—	666,631	1,333,262	14,763	36.50	193,395
Jaime Szulc(4)	Feb. 4, 2010	—	373,750	747,501	43,000	36.50	563,300

(1)	Reflects SARs granted in 2010 under the Equity Incentive Plan.
(2)	The exercise price is based on the fair market value of the Company’s common stock as of the grant date established by the Evercore valuation process.

(3)	These amounts reflect the aggregate grant date fair value computed in accordance with the Company’s accounting policy for stock-based compensation for awards granted under the Equity Incentive Plan.

(4)	Under the terms of the Equity Incentive Plan, Mr. Broger and Mr. Szulc forfeited their 2010 SARs based on their termination dates.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information on the current unexercised and unvested SAR holdings by the Company’s named executive officers as of November 28, 2010. The vesting schedule for each grant is shown following this table.

	SAR Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	SAR	SAR
	Unexercised SARs	Unexercised SARs	Exercise	Expiration
Name	Exercisable	Unexercisable(1)	Price(2)	Date

John Anderson	462,696	—	$42.00	12/31/2012
	103,713	20,743	68.00	8/1/2017
	68,750	81,250	24.75	2/5/2016
	—	175,000	36.50	2/4/2017
Blake Jorgensen	29,135	53,129	25.50	7/8/2016
	—	85,418	36.50	2/4/2017
Robert Hanson	127,242	—	42.00	12/31/2012
	25,928	5,186	68.00	8/1/2017
	16,916	19,992	24.75	2/5/2016
	—	56,945	36.50	2/4/2017
Aaron Boey	6,766	7,997	24.75	2/5/2016
	—	39,423	36.50	2/4/2017
Jim Calhoun	11,400	13,472	24.75	2/5/2016
	—	18,000	36.50	2/4/2017
Armin Broger	49,837	4,531	53.25	2/26/2013
	14,143	2,829	68.00	8/1/2017
	6,766	7,997	24.75	2/5/2016

(1)	SAR Vesting Schedule

Grant Date	Exercise Price	Vesting Schedule

7/13/2006	$42.00	1/24th monthly vesting beginning 1/1/08
2/26/2007	$53.25	1/24th monthly vesting beginning 2/26/09
8/1/2007	$68.00	25% vested on 7/31/08; monthly vesting over remaining 36 months
2/5/2009	$24.75	25% vested on 2/4/10; monthly vesting over remaining 36 months
7/8/2009	$25.50	25% vested on 7/7/10; monthly vesting over remaining 36 months
2/4/2010	$36.50	25% vested on 2/3/11; monthly vesting over remaining 36 months

The named executive officers may only exercise vested SARs during certain times of the year under the terms of the Equity Incentive Plan.

(2)	The SAR exercise prices reflect the fair market value of the Company’s common stock as of the grant date as established by the Evercore valuation process. Upon the vesting and exercise of a SAR, the recipient will receive shares of common stock (or, during the period of time that the Voting Trust Agreement is effective, a voting trust certificate representing shares of common stock) in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.

Executive Retirement Plans

Robert Hanson

Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Of our named executive officers, only Mr. Hanson has adequate years of service to be eligible for benefits under the frozen defined benefit pension plan. The normal retirement age is 65 with five years of service; early retirement age is 55 with 15 years of service. Mr. Hanson is ineligible for early retirement at this time. If he elects to receive his benefits before normal retirement age, the accrued benefit is reduced by an applicable factor based on the number of years before normal retirement. Benefits are 100% vested after five years of service, measured from the date of hire.

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

The benefit formula under the SBRP is the excess of (a) over (b):

a)	Accrued benefit as described above for the qualified pension plan determined using non-qualified compensation and removing the application of maximum annuity amounts payable from qualified plans under Internal Revenue Code Section 415(b);

b)	Actual accrued benefit from the qualified pension plan.

The valuation method and assumptions are as follows:

a)	The values presented in the Pension Benefits table are based on certain actuarial assumptions as of November 29, 2009; see Notes 1 and 8 of the audited consolidated financial statements included elsewhere in this report for more information.

b)	The discount rate and post-retirement mortality utilized are based on information presented in the pension footnotes. No assumptions are included for early retirement, termination, death or disability prior to normal retirement at age 65.

c)	Present values incorporate the normal form of payment of life annuity for single participants and 50% joint and survivor for married participants.

Pension Benefits

The following table provides information regarding executive retirement arrangements applicable to Mr. Hanson as of November 28, 2010.

			Present Value of
		Number of Years	Accumulated	Payments
		Credited Service as	Benefits as of	During Last
Name	Plan Name	of 11/28/10	11/28/10	Fiscal Year

Robert Hanson	U.S. Home Office Pension Plan (qualified plan)	16.8	$243,877	$—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	16.8	619,821	—

	Total		$863,698	$—

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

The table below reflects the 2010 contributions to the non-qualified Deferred Compensation Plans for the named executive officers that participate in the plans, as well as the earnings and balances under the plans.

				Aggregate	Aggregate
	Registrant	Executive	Aggregate	Withdrawals /	Balance at
Name	Contributions	Contributions	Earnings	Distributions	November 28, 2010

John Anderson(1)	$198,375	$264,500	$325,669	$—	$3,129,030
	—	—	—	—	4,048,719	(2)
	—	—	—	—	1,146,257	(3)
Robert Hanson(1)	89,146	118,861	68,459	—	747,647
Aaron Boey(4)	8,621	11,815	—	—	—
Jaime Szulc(5)	22,288	29,718	3,266	55,272	—

(1)	For Mr. Anderson and Mr. Hanson, these amounts reflect the 401(k) excess plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(2)	While Mr. Anderson was the President of our Asia Pacific region, he participated in a Supplemental Executive Incentive Plan, an unfunded plan to which the Company contributed 20% of his base salary and annual bonus each year. The plan was frozen as of November 26, 2006, when he assumed the role of CEO and no further contributions were made. Upon Mr. Anderson’s termination, without cause, he will be paid out the balance of his accrued benefits in a lump sum. Mr. Anderson’s benefits under this plan are in Australian Dollars. For purposes of the table, these amounts were converted into U.S. Dollars using an exchange rate of 0.904, which was the average exchange rate for the last month of the 2007 fiscal year.

(3)	Mr. Anderson previously participated in the Levi Strauss Australia Staff Superannuation Plan that applied to all employees in Australia. Plan benefits are similar to a U.S. defined contribution plan benefit, which are based on both company and participant contributions. Employee accounts are tied to the investment market and therefore, may vary from year-to-year. Mr. Anderson ceased to be an active participant in that plan in 1998, and is accruing no further company contributions under the plan. Part of his benefit continues to vest over time. Full vesting of his benefit is achieved at age 60. For purposes of the table, these amounts were converted into U.S. Dollars using an exchange rate of 0.9926, which was the average exchange rate for the last month of the 2010 fiscal year.

(4)	The CPF is a government-managed program. As a result, we do not have access to information regarding Mr. Boey’s account activity.

(5)	For Mr. Szulc, these amounts reflect the 401(k) excess match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation. In addition, Mr. Szulc elected to receive a distribution of his total account balance based on his termination from the Company. He therefore, had a zero aggregate balance as of November 28, 2010.

Aaron Boey

Mr. Boey participates in the Singapore Central Provident Fund (CPF). The CPF, a type of deferred compensation/defined contribution plan, is a government-run social security program. Funds are contributed both by the employee and the employer and can be used for retirement, home ownership, healthcare expenses, a child’s tertiary education, investments and insurance.

The plan is funded by mandatory contributions by both the employer and employee. Rates of employee and employer contributions vary based on the employee’s age and a pre-set salary limit, currently SGD 4,500 per month. The rates vary from 5-20% of monthly salary for employee’s contributions and 5-15.5% for employer’s contributions. Effective March 2011, the yearly employer’s CPF contribution limit will be 15.5% or SGD 11,682 based on the salary limit of SGD 4,500 per month for all employees.

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

Armin Broger

Per Mr. Broger’s employment contract, we agreed to pay 12% of his gross base salary for pension/retirement savings purposes during his period of employment. Part of that amount was paid directly to Mr. Broger in cash, so he could purchase individual pension insurance. The remaining portion was to be contributed to a company-managed retirement plan, but no contributions were made by Mr. Broger. The funds become available at normal retirement age 65, and must be used to purchase a pension annuity.

Potential Payments Upon Termination or Change in Control

The named executive officers are eligible to receive certain benefits and payments upon their separation from the Company under certain circumstances under the terms of the Executive Severance Plan for U.S. executives and the Equity Incentive Plan. In addition, Mr. Anderson is entitled to payments under a Supplemental Executive Incentive Plan as described below.

In 2010, our U.S. severance arrangements under its Executive Severance Plan offered named executive officers, basic severance of two weeks of base salary and enhanced severance of 78 weeks of base salary plus their AIP target amount, if their employment ceases due to a reduction in force, layoff or position elimination. We also cover the cost of the COBRA health coverage premium for the duration of the executive’s severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive’s employment. We would also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.

Under the Equity Incentive Plan, in the event of a change in control in which the surviving corporation does not assume or continue the outstanding SARs or substitute similar awards for the outstanding SARs, the vesting schedule of all SARs held by executives that are still employed will be accelerated in full to a date prior to the effective time of the transaction as determined by the Board. If the SARs are not exercised at or prior to the effective time of the transaction, all rights to exercise them will terminate, and any reacquisition or repurchase rights held by the Company with respect to such SARs shall lapse.

The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of termination or a change in control under the Executive Severance Plan and the Equity Incentive Plan. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 28, 2010. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $44.50 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2010. Mr. Broger and Mr. Szulc terminated on/or before November 28, 2010. The actual payments associated with their terminations are reported in the Summary Compensation Table.

John Anderson

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$4,065,288	$—	$—
Stock Appreciation Rights	—	—	—	—	5,519,240

Benefits:
COBRA & Life Insurance(2)	—	—	7,899	—	—

Supplemental Executive Incentive Plan:(3)	4,048,719	4,048,719	4,048,719	—	4,048,719

(1)	Based on Mr. Anderson’s annual base salary of $1,275,000 and his AIP target of 110% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

(3)	Reflects a lump sum payment under the Supplemental Executive Incentive Plan in which Mr. Anderson previously participated. The Company contributed 20% of his base salary and annual bonus into this unfunded plan each year. His participation in the plan was frozen as of November 26, 2006, when he assumed the role of CEO.

Blake Jorgensen

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$1,731,250	$—	$—
Stock Appreciation Rights	—	—	—	—	2,246,360
Benefits:
COBRA & Life Insurance(2)	—	—	6,158	—	—

(1)	Based on Mr. Jorgensen’s annual base salary of $650,000 and his AIP target of 75% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

Robert Hanson

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$2,321,106	$—	$—
Stock Appreciation Rights	—	—	—	—	1,502,598
Benefits:
COBRA & Life Insurance(2)	—	—	5,899	—	—

(1)	Based on Mr. Hanson’s annual base salary of $825,000 and his AIP target of 85% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

Aaron Boey

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$366,667	$—	$—
Stock Appreciation Rights	—	—	—	—	606,953

(1)	Based on two months of Mr. Boey’s annual base salary of $628,571 as notice pay and five months’ salary based on years of service, per the local Singapore provisions.

Jim Calhoun

			Involuntary
Executive Benefits and	Voluntary		Not for Cause	For Cause	Change of
Payments Upon Termination	Termination	Retirement	Termination	Termination	Control

Compensation:
Severance(1)	$—	$—	$1,303,366	$—	$—
Stock Appreciation Rights	—	—	—	—	635,222

Benefits:
COBRA & Life Insurance(2)	—	—	8,158	—	—

(1)	Based on Mr. Calhoun’s annual base salary of $575,000 and his AIP target of 65% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION

The following table provides compensation information for our directors who were not employees in fiscal 2010:

	Fees Earned
	or Paid in	Stock	All Other
Name	Cash	Awards(1)	Compensation(2)	Total

Richard L. Kauffman	$210,000	$241,656	$4,313	$455,969
Robert D. Haas(3)	105,000	99,969	196,547	401,516
Fernando Aguirre(4)	16,666	—	—	16,666
Vanessa J. Castagna	100,000	99,969	3,760	203,729
Robert A. Eckert	50,000	116,642	—	166,642
Peter A. Georgescu(5)	55,000	—	42,365	97,365
Peter E. Haas, Jr.	100,000	99,969	3,723	203,692
Leon J. Level(6)	120,000	99,969	11,223	231,192
Stephen C. Neal	100,000	99,969	3,760	203,729
Patricia Salas Pineda(7)	120,000	99,969	11,625	231,594
T. Gary Rogers(8)	50,000	—	88,251	138,251
Martin Coles(9)	25,000	—	64,277	89,277

(1)	These amounts, from RSUs granted under the Equity Incentive Plan in 2010, reflect the aggregate grant date fair value computed in accordance with the Company’s accounting policy for stock-based compensation. The following table shows the aggregate number of RSUs outstanding but unexercised at fiscal year-end for those who were directors at fiscal year-end, including RSUs that were vested but deferred and RSUs that were not vested:

Aggregate
Outstanding
Name	RSUs

Richard L. Kauffman	12,624
Robert D. Haas	7,871
Fernando Aguirre	—
Vanessa J. Castagna	7,877
Robert A. Eckert	3,309
Peter E. Haas, Jr.	7,847
Leon J. Level	7,847
Stephen C. Neal	7,877
Patricia Salas Pineda	9,437

(2)	This column includes $87,448 for Mr. Rogers based on a modification of previous grants in connection with his departure from the Board on December 4, 2009, $63,364 for Mr. Coles in connection with his departure from the Board on January 11, 2010, and $38,240 for Mr. Georgescu in connection with his departure from the Board on January 11, 2010. This column also includes the aggregate grant date fair value of dividend equivalents provided to each director in 2010 in the following amounts:

Dividend
Equivalent
Name	RSUs Granted

Richard L. Kauffman	118
Robert D. Haas	57
Vanessa J. Castagna	103
Peter A. Georgescu	113
Peter E. Haas, Jr.	102
Leon J. Level	57
Stephen C. Neal	103
Patricia Salas Pineda	113
T. Gary Rogers	22
Martin Coles	25

(3)	Includes administrative support services valued at $150,890, use of an office valued at $18,486, provision of a car at a value of $10,094, home security services and charitable matches of $7,500 for his services as Chairman Emeritus.

(4)	Mr. Aguirre elected to defer 100% ($16,666) of his director’s fees under the Deferred Compensation Plan. His 2010 fees were prorated based on his start date of October 2010.

(5)	Peter A. Georgescu departed from the Board on July 7, 2010.

(6)	Includes charitable matches of $7,500.

(7)	Ms. Pineda elected to defer 50% ($60,000) of her director’s fees under the Deferred Compensation Plan. Her 2010 amount also includes charitable matches of $7,500.

(8)	T. Gary Rogers departed from the Board on December 4, 2009.

(9)	Martin Coles departed from the Board on January 11, 2010.

Richard L. Kauffman, as Chairman of the Board, was entitled to receive an annual retainer in the amount of $200,000, 50% of which was to be paid in cash and 50% of which was to be paid in the form of restricted stock units (“RSUs”). In addition, Mr. Kauffman was eligible to receive the non-employee director cash compensation as described below.

Robert D. Haas was Chairman of the Board prior to February 8, 2008. He has continued to serve as a director and is entitled to be Chairman Emeritus of the Board until 2018. In his role as Chairman Emeritus, we provide Mr. Haas an office, related administrative support, a leased car with driver and home security services.

Each non-employee director received compensation in 2010 consisting of an annual cash retainer fee of $100,000 and, if applicable, committee chairperson retainer fees ($20,000 for the Audit Committee and the Human Resources Committee, and $10,000 for the Finance Committee and the Nominating and Governance Committee).

Each non-employee director also received an annual equity award in the form of RSUs. Under the terms of the Equity Incentive Plan, all directors who held RSUs as of May 3, 2010, received additional RSUs as a dividend equivalent under the terms of the Equity Incentive Plan. All dividend equivalents will be subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.

RSUs are granted under the Equity Incentive Plan. RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. Currently, RSUs have only been granted to our non-employee directors. The RSUs vest in three equal installments after thirteen, twenty-four and thirty-six months following the grant date. After the recipient of the RSU has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. If the director’s service terminates for reason other than cause after the first, but prior to full vesting, then any unvested portion of the award will fully vest as of the date of such termination. The value of the RSUs is tracked against the Company’s share prices, established by the Evercore valuation process.

In 2007, the Board approved stock ownership guidelines for our non-employee Board members consistent with governance practices of similarly-situated companies. The ownership target is $300,000 worth of equity ownership, to be achieved within five years. Therefore, RSUs were granted under the Equity Incentive Plan, rather than other available forms of equity compensation, in order to provide the directors with immediate stock ownership to facilitate achievement of the ownership guidelines. In addition, each director’s initial RSU grant includes a deferral delivery feature, under which the director will not receive the vested awards until six months following the cessation of service on the Board.

Directors are covered under travel accident insurance while on Company business, as are all employees, and the non-employee directors are eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2010, Mr. Aguirre and Ms. Pineda participated in this Deferred Compensation Plan.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Its members are Ms. Pineda (Chair), Ms. Castagna, Mr. Eckert, Mr. P.E. Haas Jr. and Mr. R.D. Haas. In 2010, no member of the Human Resources Committee was a current officer or employee of ours. Mr. R.D. Haas served as our Chief Executive Officer from 1984 to 1999. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

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

The voting trust will expire on April 15, 2011. As a result, the voting trust certificates will be replaced by certificates for shares of common stock, and the voting powers currently held by the voting trustees will shift to the hands of all stockholders, and the stockholders will engage in voting procedures directly as voting matters arise.

The following table contains information about the beneficial ownership of our voting trust certificates as of January 31, 2011, by:

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

As of January 31, 2011, there were 213 record holders of voting trust certificates. The percentage of beneficial ownership shown in the table is based on 37,323,947 shares of common stock and related voting trust certificates outstanding as of January 31, 2011. The business address of all persons listed, including the trustees under the voting trust, is 1155 Battery Street, San Francisco, California 94111.

			Percentage of
	Number of Voting		Voting Trust
	Trust Certificates		Certificates
Name	Beneficially Owned		Outstanding

Miriam L. Haas	6,547,314		17.54%
Peter E. Haas, Jr.	6,162,534	(1)	16.51%
Margaret E. Haas	4,245,881	(2)	11.38%
Robert D. Haas	3,947,343	(3)	10.58%
Vanessa J. Castagna	2,906		*
Richard L. Kauffman	1,327		*
Leon J. Level	2,906		*
Stephen C. Neal	2,906		*
Patricia Salas Pineda	1,327		*
R. John Anderson	—		—
Robert A. Eckert	—		—
Fernando Aguirre	—		—
Aaron Beng-Keong Boey	—		—
Robert L. Hanson	—		—
James A. Calhoun	—		—
Blake Jorgensen	—		—
Directors and executive officers as a group (14 persons)	10,121,249		27.12%

*	Less than 0.01%.

(1)	Includes 2,657,278 voting trust certificates held by the Joanne and Peter Haas Jr. Fund, of which Mr. Haas is president, for the benefit of charitable entities. Includes an aggregate of 1,202,351 voting trust certificates held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of all the foregoing voting trust certificates. Also includes 2,200,000 voting trust certificates representing shares of common stock pledged to a third party as collateral for a loan.

(2)	Includes 20,793 voting trust certificates held in a custodial account, of which Ms. Haas is custodian, for the benefit of Ms. Haas’ son. Includes 886,122 voting trust certificates held by the Margaret E. Haas Fund, of which Ms. Haas is president, for the benefit of charitable entities. Ms. Haas disclaims beneficial ownership of all of the foregoing voting trust certificates.

(3)	Includes an aggregate of 51,401 voting trust certificates owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Includes 389 voting trust certificates held by the Walter A. Haas, Jr. QTIP Trust A, of which Mr. Haas is a co-trustee, for the benefit of his mother. Mr. Haas disclaims beneficial ownership of all of the foregoing voting trust certificates.

Equity Compensation Plan Information

The following table sets forth certain information, as of November 28, 2010, with respect to the EIP, our only equity compensation plan. This plan was approved by our stockholders. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

		Weighted-Average	Number of Securities
	Number of Securities to	Exercise Price of	Remaining Available
Number of	Be Issued Upon Exercise	Outstanding	for Future Issuance
Outstanding Options,	of Outstanding Options,	Options, Warrants	Under Equity
Warrants and Rights(1)	Warrants and Rights(2)	and Rights(1)	Compensation Plans(3)

1,590,100	318,560	$35.58	337,320

(1)	Includes only dilutive SARs.

(2)	Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 28, 2010, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)	Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of securities to be issued upon exercise of outstanding dilutive SARs, less voting trust certificates issued in connection with converted RSUs; does not reflect 66,255 securities expected to be issued in the future upon conversion of outstanding RSUs. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

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

Robert D. Haas, a director and Chairman Emeritus of our board of directors, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2010, we donated $3.1 million to the Levi Strauss Foundation.

Stephen C. Neal, a director, is chairman of the law firm Cooley LLP. The firm provided legal services to us in 2010 for which we paid fees of approximately $0.2 million.

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

Engagement of the independent registered public accounting firm.  The audit committee is responsible for approving every engagement of our independent registered public accounting firm to perform audit or non-audit services for us before being engaged to provide those services. The audit committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows or believes it will engage our independent registered public accounting firm for the next 12 months. Those services typically include quarterly reviews, employee benefit plan reviews, specified tax matters, certifications to the lenders as required by financing documents, and consultation on new accounting and disclosure standards.

•	Second, if any new proposed engagement comes up during the year that was not pre-approved by the audit committee as discussed above, the engagement will require: (i) specific approval of the chief financial officer and corporate controller (including confirming with counsel permissibility under applicable laws and evaluating potential impact on independence) and, if approved by management, (ii) approval of the audit committee.

•	Third, the chair of the audit committee will have the authority to give such approval, but may seek full audit committee input and approval in specific cases as he or she may determine.

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2010 and 2009:

	Year Ended	Year Ended
	November 28,	November 29,
	2010	2009
	(Dollars in thousands)

Services provided:
Audit fees(1)	$5,103	$4,328
Audit-related fees(2)	166	977
Tax services	179	302

Total fees	$5,448	$5,607

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Principally comprised of fees related to controls reviews on our enterprise resource planning system in 2010 and due diligence for our acquisitions in 2009.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

List the following documents filed as a part of the report:

1.   Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Deficit and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

3.1	Restated Certificate of Incorporation. Incorporated by reference as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Incorporated by reference as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010.
4.3	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.4	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas Jr., F. Warren Hellman, as voting trustees, and the stockholders. Incorporated by reference as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Incorporated by reference as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.4	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Incorporated by reference as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

Exhibits

10.5	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Incorporated by reference as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.6	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.7	Executive Severance Plan effective January 16, 2008. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.8	Excess Benefit Restoration Plan. Incorporated by reference as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Supplemental Benefit Restoration Plan. Incorporated by reference as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Incorporated by reference as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Annual Incentive Plan, effective November 29, 2004. Incorporated by reference as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.12	2006 Equity Incentive Plan. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.13	Form of stock appreciation right award agreement. Incorporated by reference as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.14	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.15	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*
10.16	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.17	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.18	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.19	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Incorporated by reference as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*
10.20	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.21	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Incorporated by reference as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.

Exhibits

10.22	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Incorporated by reference as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.23	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Incorporated by reference as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.24	Director Indemnification Agreement. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.
10.25	Employment Offer Letter, dated May 27, 2009, between Levi Strauss & Co. and Blake Jorgensen. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 28, 2009.*
10.26	Employment Offer Letter, dated August 19, 2009, between Levi Strauss & Co. and Jaime Cohen Szulc. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2009.*
10.27	Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.
10.28	Purchase Agreement, dated April 28, 2010, among the Registrant and Merrill Lynch International and Banc of America Securities LLC relating to the private placement of Euro denominated 7 3/4% Senior Notes due 2018 and U.S. Dollar denominated 7 5/8% Senior Notes due 2020. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2010.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Allowance for Doubtful Accounts	of Period	Expenses	Deductions(1)	Period
	(Dollars in thousands)

November 28, 2010	$22,523	$7,536	$5,442	$24,617

November 29, 2009	$16,886	$7,246	$1,609	$22,523

November 30, 2008	$14,805	$10,376	$8,295	$16,886

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Returns	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 28, 2010	$33,106	$133,012	$118,427	$47,691

November 29, 2009	$37,333	$115,554	$119,781	$33,106

November 30, 2008	$54,495	$126,481	$143,643	$37,333

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Discounts and Incentives	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)

November 28, 2010	$85,627	$274,903	$269,970	$90,560

November 29, 2009	$95,793	$257,022	$267,188	$85,627

November 30, 2008	$106,615	$266,169	$276,991	$95,793

	Balance at	Charges/		Balance at
Valuation Allowance Against	Beginning	(Releases) to	(Additions)/	End of
Deferred Tax Assets	of Period	Tax Expense	Deductions(1)	Period
		(Dollars in thousands)

November 28, 2010	$72,986	$28,278	$4,238	$97,026

November 29, 2009	$58,693	$4,090	$(10,203)	$72,986

November 30, 2008	$73,596	$(1,768)	$13,135	$58,693

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ Blake Jorgensen
Blake Jorgensen
Executive Vice President and
Chief Financial Officer

Date: February 8, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Heidi L. Manes, Jennifer W. Chaloemtiarana and Charles P. Sandel and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Richard L. Kauffman Richard L. Kauffman	Chairman of the Board	Date: February 8, 2011

/s/ R. John Anderson R. John Anderson	Director, President and Chief Executive Officer	Date: February 8, 2011

/s/ Robert D. Haas Robert D. Haas	Director, Chairman Emeritus	Date: February 8, 2011

/s/ Vanessa J. Castagna Vanessa J. Castagna	Director	Date: February 8, 2011

/s/ Fernando Aguirre Fernando Aguirre	Director	Date: February 8, 2011

/s/ Robert A. Eckert Robert A. Eckert	Director	Date: February 8, 2011

/s/ Peter E. Haas Jr. Peter E. Haas Jr.	Director	Date: February 8, 2011

/s/ Leon J. Level Leon J. Level	Director	Date: February 8, 2011

Signature	Title

/s/ Stephen C. Neal Stephen C. Neal	Director	Date: February 8, 2011

/s/ Patricia Salas Pineda Patricia Salas Pineda	Director	Date: February 8, 2011

/s/ Heidi L. Manes Heidi L. Manes	Vice President and Controller (Principal Accounting Officer)	Date: February 8, 2011

SUPPLEMENTAL INFORMATION

We will furnish our 2010 annual report to our voting trust certificate holders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time. No proxy statement will be sent to our voting trust certificate holders.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Incorporated by reference as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Incorporated by reference as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010.
4.3	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
4.4	Voting Trust Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant), Robert D. Haas, Peter E. Haas, Sr., Peter E. Haas Jr., F. Warren Hellman, as voting trustees, and the stockholders. Incorporated by reference as Exhibit 9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Incorporated by reference as Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.4	Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2003. Incorporated by reference as Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.5	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated November 17, 2003. Incorporated by reference as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.*
10.6	Second Amendment to Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2005. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2004.*
10.7	Executive Severance Plan effective January 16, 2008. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2008.
10.8	Excess Benefit Restoration Plan. Incorporated by reference as Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.9	Supplemental Benefit Restoration Plan. Incorporated by reference as Exhibit 10.28 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.*
10.10	Amendment to Supplemental Benefit Restoration Plan effective January 1, 2001. Incorporated by reference as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 5, 2001.*
10.11	Annual Incentive Plan, effective November 29, 2004. Incorporated by reference as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2005.*
10.12	2006 Equity Incentive Plan. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.13	Form of stock appreciation right award agreement. Incorporated by reference as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.14	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference as Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.15	Offer letter dated October 17, 2006, from the Registrant to John Anderson. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2006.*

10.16	Amendment of November 28, 2006, to offer letter dated October 17, 2006, from the Registrant to John Anderson. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2006.*
10.17	Limited Waiver dated as of March 1, 2007, by and among Levi Strauss & Co., the financial institutions listed therein and Bank of America, N.A. as agent for lenders. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2007.
10.18	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Incorporated by reference as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.19	Employment Contract and related agreements, dated as of February 23, 2007, between Armin Broger and Levi Strauss Nederland B.V. and various affiliates. Incorporated by reference as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2007.*
10.20	Second Amended and Restated Credit Agreement, dated October 11, 2007, among Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent, to the First Amended and Restated Credit Agreement, dated May 18, 2006, between Levi Strauss & Co., Levi Strauss Financial Center Corporation, the financial institutions party thereto and Bank of America, N.A., as agent. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.21	Second Amended and Restated Pledge and Security Agreement, dated October 11, 2007, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of the agent. Incorporated by reference as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.22	Trademark Security Agreement, dated October 11, 2007, by Levi Strauss & Co. in favor of the agent. Incorporated by reference as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.23	First Amended and Restated Subsidiary Guaranty, dated October 11, 2007, by certain subsidiaries of Levi Strauss & Co. in favor of the agent. Incorporated by reference as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.
10.24	Director Indemnification Agreement. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.
10.25	Employment Offer Letter, dated May 27, 2009, between Levi Strauss & Co. and Blake Jorgensen. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 28, 2009.*
10.26	Employment Offer Letter, dated August 19, 2009, between Levi Strauss & Co. and Jaime Cohen Szulc. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2009.*
10.27	Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.
10.28	Purchase Agreement, dated April 28, 2010, among the Registrant and Merrill Lynch International and Banc of America Securities LLC relating to the private placement of Euro denominated 7 3/4% Senior Notes due 2018 and U.S. Dollar denominated 7 5/8% Senior Notes due 2020. Incorporated by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2010.
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference as Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2004.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Management contract, compensatory plan or arrangement.