Form 10-Q
period 2011-02-27
LEVI STRAUSS & CO
filed 2011-04-12
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 27, 2011
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

Common Stock $.01 par value — 37,324,857 shares outstanding on April 7, 2011

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 27,	November 28,
	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$249,113	$269,726
Restricted cash	3,563	4,028
Trade receivables, net of allowance for doubtful accounts of $27,826 and $24,617	463,836	553,385
Inventories:
Raw materials	5,691	6,770
Work-in-process	9,666	9,405
Finished goods	608,960	563,728

Total inventories	624,317	579,903
Deferred tax assets, net	141,088	137,892
Other current assets	102,652	106,198

Total current assets	1,584,569	1,651,132
Property, plant and equipment, net of accumulated depreciation of $699,906 and $683,258	497,345	488,603
Goodwill	242,482	241,472
Other intangible assets, net	81,894	84,652
Non-current deferred tax assets, net	561,792	559,053
Other assets	114,516	110,337

Total assets	$3,082,598	$3,135,249

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$43,375	$46,418
Current maturities of long-term debt	—	—
Current maturities of capital leases	1,828	1,777
Accounts payable	203,472	212,935
Other accrued liabilities	240,324	275,443
Accrued salaries, wages and employee benefits	168,090	196,152
Accrued interest payable	36,440	9,685
Accrued income taxes	22,299	17,115

Total current liabilities	715,828	759,525
Long-term debt	1,832,324	1,816,728
Long-term capital leases	3,315	3,578
Postretirement medical benefits	144,332	147,065
Pension liability	367,169	400,584
Long-term employee related benefits	94,093	102,764
Long-term income tax liabilities	50,313	50,552
Other long-term liabilities	53,587	54,281

Total liabilities	3,260,961	3,335,077

Commitments and contingencies
Temporary equity	9,911	8,973

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,318,279 shares and 37,322,358 shares issued and outstanding	373	373
Additional paid-in capital	19,737	18,840
Retained earnings	53,757	33,346
Accumulated other comprehensive loss	(271,658)	(272,168)

Total Levi Strauss & Co. stockholders’ deficit	(197,791)	(219,609)
Noncontrolling interest	9,517	10,808

Total stockholders’ deficit	(188,274)	(208,801)

Total liabilities, temporary equity and stockholders’ deficit	$3,082,598	$3,135,249

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 27,	February 28,
	2011	2010
	(Dollars in thousands) (Unaudited)

Net sales	$1,099,885	$1,016,007
Licensing revenue	20,808	19,199

Net revenues	1,120,693	1,035,206
Cost of goods sold	562,726	502,278

Gross profit	557,967	532,928
Selling, general and administrative expenses	459,093	425,677

Operating income	98,874	107,251
Interest expense	(34,866)	(34,173)
Other income (expense), net	(5,959)	12,463

Income before income taxes	58,049	85,541
Income tax expense	18,881	29,672

Net income	39,168	55,869
Net loss attributable to noncontrolling interest	1,507	485

Net income attributable to Levi Strauss & Co.	$40,675	$56,354

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 27,	February 28,
	2011	2010
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$39,168	$55,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,390	25,524
Asset impairments	596	580
Gain on disposal of property, plant and equipment	(59)	(121)
Unrealized foreign exchange losses (gains)	6,650	(12,677)
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	5,723	2,364
Employee benefit plans’ amortization from accumulated other comprehensive loss	793	944
Employee benefit plans’ curtailment (gain) loss, net	(16)	100
Amortization of deferred debt issuance costs	1,058	1,144
Stock-based compensation	1,841	1,586
Allowance for doubtful accounts	3,028	1,306
Change in operating assets and liabilities:
Trade receivables	87,388	78,826
Inventories	(43,962)	(20,683)
Other current assets	3,313	(11,326)
Other non-current assets	(5,350)	(6,103)
Accounts payable and other accrued liabilities	(11,799)	(18,224)
Income tax liabilities	3,799	15,591
Accrued salaries, wages and employee benefits and long-term employee related benefits	(74,259)	(42,332)
Other long-term liabilities	(359)	3,220
Other, net	83	(61)

Net cash provided by operating activities	46,026	75,527

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(40,498)	(36,365)
Proceeds from sale of property, plant and equipment	76	914
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(5,723)	(2,364)
Other	—	(114)

Net cash used for investing activities	(46,145)	(37,929)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(456)	(454)
Short-term borrowings, net	(2,261)	8,884
Restricted cash	618	(32)
Repurchase of common stock	(245)	—
Dividend to stockholders	(20,023)	—

Net cash (used for) provided by financing activities	(22,367)	8,398

Effect of exchange rate changes on cash and cash equivalents	1,873	(1,431)

Net (decrease) increase in cash and cash equivalents	(20,613)	44,565
Beginning cash and cash equivalents	269,726	270,804

Ending cash and cash equivalents	$249,113	$315,369

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,009	$26,283
Income taxes	11,933	16,500

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 28, 2010, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 8, 2011.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended February 27, 2011, may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2011.

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of both fiscal years 2011 and 2010 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events have been evaluated through the issuance date of these financial statements. The recent earthquake, tsunami and related events in Japan, which occurred subsequent to the Company’s first fiscal quarter, did not have an immediate material impact to the Company’s assets or obligations.

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

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the three months ended February 27, 2011, were as follows:

			Asia
	Americas	Europe	Pacific	Total
	(Dollars in thousands)

Balance, November 28, 2010	$207,427	$31,603	$2,442	$241,472
Foreign currency fluctuation	1	1,016	(7)	1,010

Balance, February 27, 2011	$207,428	$32,619	$2,435	$242,482

Other intangible assets, net, were as follows:

	February 27, 2011			November 28, 2010
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
	(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	45,947	(20,318)	25,629	45,712	(17,765)	27,947
Customer lists	20,699	(7,177)	13,522	20,037	(6,075)	13,962

Total	$109,389	$(27,495)	$81,894	$108,492	$(23,840)	$84,652

For the three months ended February 27, 2011, amortization of these intangible assets was $3.0 million, compared to $3.9 million in the same period of 2010.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	February 27, 2011			November 28, 2010
		Fair Value Estimated Using			Fair Value Estimated Using
		Level 1	Level 2		Level 1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$19,493	$19,493	$—	$18,316	$18,316	$—
Forward foreign exchange contracts, net(3)	588	—	588	1,385	—	1,385

Total	$20,081	$19,493	$588	$19,701	$18,316	$1,385

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$6,471	$—	$6,471	$5,003	$—	$5,003

Total	$6,471	$—	$6,471	$5,003	$—	$5,003

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and credit default swap prices.

(3)	The Company’s forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements are signed between the Company and each respective financial institution, and permit the net-settlement of forward foreign exchange contracts on a per institution basis.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 27, 2011		November 28, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
		(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$108,474	$107,121	$108,482	$107,129
Senior term loan due 2014	324,398	320,351	324,423	311,476
8.875% senior notes due 2016	362,770	379,833	355,004	373,379
4.25% Yen-denominated Eurobonds due 2016	112,875	103,298	109,429	98,063
7.75% Euro senior notes due 2018	422,993	440,587	401,982	407,993
7.625% senior notes due 2020	536,565	556,252	526,557	542,307
Short-term borrowings	43,717	43,717	46,722	46,722

Total	$1,911,792	$1,951,159	$1,872,599	$1,887,069

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of February 27, 2011, the Company had forward foreign exchange contracts to buy $715.4 million and to sell $426.3 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through April 2012.

The table below provides data about the carrying values of derivative instruments and non-derivative instruments designated as net investment hedges:

	February 27, 2011			November 28, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$1,468	$(880)	$588	$7,717	$(6,332)	$1,385
Forward foreign exchange contracts(2)	8,216	(14,687)	(6,471)	4,266	(9,269)	(5,003)

Total	$9,684	$(15,567)		$11,983	$(15,601)

Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(57,897)		$—	$(61,075)
7.75% Euro senior notes due 2018	—	(413,970)		—	(400,740)

Total	$—	$(471,867)		$—	$(461,815)

(1)	Included in “Other current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

			Gain (Loss) Recognized in Other
	Gain (Loss)		Income (Expense), net (Ineffective
	Recognized in AOCI		Portion and Amount Excluded from
	(Effective Portion)		Effectiveness Testing)
	As of	As of	Three Months Ended
	February 27, 2011	November 28, 2010	February 27, 2011	February 28, 2010
	(Dollars in thousands)

Forward foreign exchange contracts	$4,637	$4,637	$—	$—
4.25% Yen-denominated Eurobonds due 2016	(25,562)	(24,377)	(1,093)	4,725
7.75% Euro senior notes due 2018	(36,901)	(23,671)	—	—
Cumulative income taxes	22,547	17,022

Total	$(35,279)	$(26,389)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) During
	Three Months Ended
	February 27,	February 28,
	2011	2010
	(Dollars in thousands)

Forward foreign exchange contracts:
Realized	$(5,723)	$(2,364)
Unrealized	(2,373)	7,347

Total	$(8,096)	$4,983

NOTE 5:	DEBT

	February 27,	November 28,
	2011	2010
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$108,250

Total secured	108,250	108,250

Unsecured:
Senior term loan due 2014	323,764	323,676
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	111,340	109,062
7.75% Euro senior notes due 2018	413,970	400,740
7.625% senior notes due 2020	525,000	525,000

Total unsecured	1,724,074	1,708,478
Less: current maturities	—	—

Total long-term debt	$1,832,324	$1,816,728

Short-term debt
Short-term borrowings	$43,375	$46,418
Current maturities of long-term debt	—	—

Total short-term debt	$43,375	$46,418

Total long-term and short-term debt	$1,875,699	$1,863,146

Short-term Credit Lines and Standby Letters of Credit

As of February 27, 2011, the Company’s total availability of $376.4 million under its senior secured revolving credit facility was reduced by $78.2 million of letters of credit and other credit usage under the facility, yielding a net availability of $298.2 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 27, 2011, and February 28, 2010, was 6.84% and 7.25%, respectively.

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$2,583	$1,987	$120	$118
Interest cost	15,028	14,989	1,907	2,169
Expected return on plan assets	(12,898)	(11,568)	—	—
Amortization of prior service cost (benefit)(1)	65	118	(7,236)	(7,392)
Amortization of actuarial loss	6,730	6,665	1,256	1,402
Curtailment (gain) loss	(16)	100	—	—
Net settlement loss	11	172	—	—

Net periodic benefit cost (income)	11,503	12,463	(3,953)	(3,703)

Changes in accumulated other comprehensive loss:
Actuarial loss	—	124	—	—
Amortization of prior service (cost) benefit	(65)	(118)	7,236	7,392
Amortization of actuarial loss	(6,730)	(6,665)	(1,256)	(1,402)
Curtailment loss	—	(13)	—	—
Net settlement gain (loss)	22	(151)	—	—

Total recognized in accumulated other comprehensive loss	(6,773)	(6,823)	5,980	5,990

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$4,730	$5,640	$2,027	$2,287

(1)	Postretirement benefits amortization of prior service benefit recognized during each period relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

As of February 27, 2011, based on changes in discount rates and the updated valuation of the Company’s pension assets, as well as its current evaluation of alternative methods available for measuring the funding obligation, the Company’s expected required contribution amount in 2011 is estimated to be in the range of $60 million to $80 million. The Company made a contribution of $40 million during the first quarter of 2011 towards this anticipated requirement.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

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

Other Contingencies

Litigation.  There have been no material developments in the Company’s litigation matters since it filed its 2010 Annual Report on Form 10-K.

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

The Company paid a cash dividend of $20 million in the first quarter of 2011. The Company does not have an annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company’s Board of Directors depending upon, among other factors, the tax impact to the dividend recipients, the Company’s financial condition and compliance with the terms of its debt agreements.

NOTE 9:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended
	February 27,	February 28,
	2011	2010
	(Dollars in thousands)

Net income	$39,168	$55,869

Other comprehensive income (loss):
Pension and postretirement benefits	515	(2,231)
Net investment hedge (losses) gains	(8,890)	22,231
Foreign currency translation gains (losses)	8,527	(25,755)
Unrealized gain on marketable securities	574	17

Total other comprehensive income (loss)	726	(5,738)

Comprehensive income	39,894	50,131
Comprehensive loss attributable to noncontrolling interest	(1,291)	(1,092)

Comprehensive income attributable to Levi Strauss & Co.	$41,185	$51,223

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	February 27,	November 28,
	2011	2010
	(Dollars in thousands)

Pension and postretirement benefits	$(198,292)	$(198,807)
Net investment hedge losses	(35,279)	(26,389)
Foreign currency translation losses	(28,527)	(37,054)
Unrealized gain on marketable securities	731	157

Accumulated other comprehensive loss	(261,367)	(262,093)
Accumulated other comprehensive income attributable to noncontrolling interest	10,291	10,075

Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(271,658)	$(272,168)

NOTE 10:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended
	February 27,	February 28,
	2011	2010
	(Dollars in thousands)

Foreign exchange management (losses) gains(1)	$(8,096)	$4,983
Foreign currency transaction gains(2)	942	7,176
Interest income	415	592
Other	780	(288)

Total other income (expense), net	$(5,959)	$12,463

(1)	Foreign exchange management losses in 2011 were primarily due to the depreciation of the U.S. Dollar against the Swedish Krona and the Japanese Yen. Gains in 2010 were primarily due to the appreciation of the U.S. Dollar against various currencies.

(2)	Foreign currency transaction gains in 2010 were primarily due to the appreciation of the U.S. Dollar against the Japanese Yen and the Euro.

NOTE 11:	INCOME TAXES

The effective income tax rate was 32.5% for the three months ended February 27, 2011, compared to 34.7% for the same period ended February 28, 2010. The reduction in the effective tax rate was primarily due to an increase in the amount of expected earnings from foreign operations subject to tax rates lower than the U.S. statutory rate.

As of February 27, 2011, the Company’s total gross amount of unrecognized tax benefits was $152.0 million, of which $89.1 million would impact the effective tax rate, if recognized. As of November 28, 2010, the Company’s total gross amount of unrecognized tax benefits was $150.7 million, of which $87.2 million would have impacted the effective tax rate, if recognized.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2011

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three-month periods ended February 27, 2011, and February 28, 2010, the Company donated $0.3 million and $0.2 million, respectively, to the Levi Strauss Foundation.

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

In the first quarter of 2011, accountability for certain information technology, human resources, advertising and promotion, and marketing staff costs of a global nature, that in prior years were captured in the Company’s geographic regions, was centralized under corporate management in conjunction with the Company’s key strategy of driving productivity. Beginning in 2011, these costs have been classified as corporate expenses. These costs were not significant to any of the Company’s regional segments individually in any of the periods presented herein, and accordingly business segment information for prior years has not been revised.

Business segment information for the Company is as follows:

	Three Months Ended
	February 27,	February 28,
	2011	2010
	(Dollars in thousands)

Net revenues:
Americas	$592,186	$545,249
Europe	311,604	306,123
Asia Pacific	216,903	183,834

Total net revenues	$1,120,693	$1,035,206

Operating income:
Americas	$75,033	$76,063
Europe	71,291	66,385
Asia Pacific	37,363	30,653

Regional operating income	183,687	173,101
Corporate expenses	84,813	65,850

Total operating income	98,874	107,251
Interest expense	(34,866)	(34,173)
Other income (expense), net	(5,959)	12,463

Income before income taxes	$58,049	$85,541

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design and market jeans, casual and dress pants, tops, skirts, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.tm (“Signature”) and Denizentm brands around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear and other products.

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through our online stores operated by us, and 482 company-operated stores located in 31 countries, including the United States. These stores generated approximately 18% of our net revenues in the three-month period in 2011, as compared to 16% for the same period in 2010. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and franchised stores in Asia Pacific. We currently distribute our Denizentm products through franchised stores in Asia Pacific, and starting in the second half of 2011, will distribute them through certain wholesale channels in the United States and Mexico.

Our Europe and Asia Pacific businesses, collectively, contributed approximately 47% of our net revenues and 59% of our regional operating income in the three-month period in 2011. Sales of Levi’s® brand products represented approximately 85% of our total net sales in the three-month period in 2011.

Trends Affecting Our Business

Our business and industry continued to feel the lingering impact of the challenged economy around the world during the first quarter of 2011. During the quarter, we remained focused on our key long-term strategies: build upon our leadership position in the jean and khaki categories through product and marketing innovation, enhance relationships with wholesale customers and expand our dedicated store network to drive sales growth, capitalize on our global footprint, and increase our productivity. We expect that the impact of increasing prices and tightened supply of raw materials, such as cotton, will contribute to ongoing pricing pressure throughout the supply chain during 2011 and thereafter. Our response to these conditions may include additional product price increases or enhanced support of our supply chain partners to maintain a sufficient flow of product. The conditions within our industry and our response to them may impact our margins, working capital, and sales volumes. Additionally, our results of operations will be adversely affected by a slowdown in the Japanese economy caused by the impact of the recent earthquake, tsunami and related events in Japan, which occurred subsequent to our first fiscal quarter and did not have an immediate material impact to our assets or obligations.

Our First Quarter 2011 Results

Our first quarter 2011 results reflect net revenue growth and the effects of the strategic investments we have made in line with our long-term strategies.

•	Net revenues. Our consolidated net revenues increased by 8% on both reported and constant-currency bases compared to the first quarter of 2010, reflecting growth in each of our geographic regions. Increased net revenues were primarily associated with our Levi’s® brand, through the expansion and performance of our dedicated store network globally and growth in wholesale revenues in the Americas, partially offset by continued declines in the wholesale channel in certain other markets.

•	Operating income. Our operating income and operating margin declined compared to the first quarter of 2010, as the benefits from the increase in our net revenues were offset primarily by a lower gross margin, reflecting higher sales allowances and discounts, and our continued investment in retail expansion.

•	Cash flows. Cash flows provided by operating activities were $46 million for the three-month period in 2011 as compared to $76 million for the same period in 2010, reflecting our inventory build and a contribution to our pension plans.

Financial Information Presentation

Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of fiscal years 2011 and 2010 consisted of 13 weeks.

Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia Pacific. In the first quarter of 2011, accountability for certain information technology, human resources, advertising and promotion, and marketing staff costs of a global nature, that in prior years were captured in our geographic regions, was centralized under corporate management in conjunction with our key strategy of driving productivity. Beginning in 2011, these costs have been classified as corporate expenses. These costs were not significant to any of our regional segments individually in any of the periods presented herein, and accordingly business segment information for prior years has not been revised.

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

Results of Operations for Three Months Ended February 27, 2011, as Compared to Same Period in 2010

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 27,	February 28,
			%	2011	2010
	February 27,	February 28,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Net sales	$1,099.9	$1,016.0	8.3%	98.1%	98.1%
Licensing revenue	20.8	19.2	8.4%	1.9%	1.9%

Net revenues	1,120.7	1,035.2	8.3%	100.0%	100.0%
Cost of goods sold	562.7	502.3	12.0%	50.2%	48.5%

Gross profit	558.0	532.9	4.7%	49.8%	51.5%
Selling, general and administrative expenses	459.1	425.6	7.9%	41.0%	41.1%

Operating income	98.9	107.3	(7.8)%	8.8%	10.4%
Interest expense	(34.9)	(34.2)	2.0%	(3.1)%	(3.3)%
Other income (expense), net	(6.0)	12.4	(147.8)%	(0.5)%	1.2%

Income before income taxes	58.0	85.5	(32.1)%	5.2%	8.3%
Income tax expense	18.8	29.6	(36.4)%	1.7%	2.9%

Net income	39.2	55.9	(29.9)%	3.5%	5.4%
Net loss attributable to noncontrolling interest	1.5	0.5	210.7%	0.1%	—

Net income attributable to Levi Strauss & Co.	$40.7	$56.4	(27.8)%	3.6%	5.4%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 27,	February 28,	As	Constant
	2011	2010	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$592.2	$545.3	8.6%	8.0%
Europe	311.6	306.1	1.8%	6.2%
Asia Pacific	216.9	183.8	18.0%	12.5%

Total net revenues	$1,120.7	$1,035.2	8.3%	8.3%

Total net revenues increased on both reported and constant-currency bases for the three-month period ended February 27, 2011, as compared to the same prior-year period.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased for the three-month period, with currency affecting net revenues favorably by approximately $3 million.

The region’s increased net revenues were driven by the Levi’s® brand, reflecting a higher volume of sales in our dedicated retail stores and at wholesale. Sales from our online stores also increased.

Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $13 million.

Despite the region’s ongoing depressed economic environment, our net revenues increased, driven by the expansion and improved performance of our company-operated retail network throughout the region, and higher sales to franchised stores. Growth primarily reflected the success of our Levi’s® brand new women’s products. Sales increases were partially offset by lower traditional wholesale revenues in certain markets.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $9 million.

The net revenues increase was primarily from our Levi’s® brand, driven by the continued expansion of our brand-dedicated retail network in China and India as well as other of our emerging markets, offset by the continued decline of net revenues in Japan. Sales of our Denizentm brand products were offset by corresponding declines in Signature brand sales as we transition the brand in the region.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
			%
	February 27,	February 28,	Increase
	2011	2010	(Decrease)
	(Dollars in millions)

Net revenues	$1,120.7	$1,035.2	8.3%
Cost of goods sold	562.7	502.3	12.0%

Gross profit	$558.0	$532.9	4.7%

Gross margin	49.8%	51.5%

As compared to the same prior-year period, the gross profit increase was driven by the increase in our net revenues, and was partially offset by a decline in our gross margin. The effect of currency on gross profit was insignificant. The gross margin decrease was primarily due to an increase in sales allowances and discounts, in both our Levi’s® and Dockers® brands, to drive sales and manage inventory; in addition, we marked down excess and obsolete inventory in selected markets. These factors were partially offset by the impact to our gross margin of the increased revenue contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.

Selling, general and administrative expenses

The following table shows our selling, general and administrative (“SG&A”) expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 27,	February 28,
			%	2011	2010
	February 27,	February 28,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$175.2	$156.3	12.1%	15.6%	15.1%
Advertising and promotion	62.2	58.4	6.4%	5.6%	5.6%
Administration	104.0	94.8	9.7%	9.3%	9.2%
Other	117.7	116.1	1.3%	10.5%	11.2%

Total SG&A expenses	$459.1	$425.6	7.9%	41.0%	41.1%

The effect of currency on our SG&A expenses for the three-month period ended February 27, 2011, was insignificant.

Selling.  Selling expenses increased across all business segments, primarily reflecting additional costs, such as rents and increased headcount, associated with the continued expansion of our company-operated store network. We had 56 more company-operated stores at quarter end than we did at February 28, 2010.

Advertising and promotion.  Advertising and promotion expenses continued to reflect our ongoing strategy of investment behind our brands. The increase for the three-month period primarily reflected our expanding presence in Asia Pacific and our recently-launched Denizentm brand.

Administration.  The increase in administration expenses for the three-month period was driven primarily by an increase in incentive compensation expense related to higher projected funding.

Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs, all of which increased slightly as compared to prior year.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
				February 27,		February 28,
			%	2011		2010
	February 27,	February 28,	Increase	% of Net		% of Net
	2011	2010	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$75.0	$76.1	(1.4)%	12.7%		14.0%
Europe	71.3	66.4	7.4%	22.9%		21.7%
Asia Pacific	37.4	30.6	21.9%	17.2%		16.7%

Total regional operating income	183.7	173.1	6.1%	16.4	%*	16.7	%*
Corporate expenses	84.8	65.8	28.8%	7.6	%*	6.4	%*

Total operating income	$98.9	$107.3	(7.8)%	8.8	%*	10.4	%*

Operating margin	8.8%	10.4%

*	Percentage of consolidated net revenues

Currency favorably affected total operating income by approximately $3 million for the three-month period.

Regional operating income.

•	Americas. The decrease in operating margin and operating income primarily reflected the region’s decline in gross margin, the effects of which were partially offset by higher net revenues.

•	Europe. The increase in operating margin and operating income was primarily due to higher net revenues and the favorable impact of currency.

•	Asia Pacific. The increase in operating margin and operating income primarily reflected the region’s improved gross margin and higher net revenues, the effects of which were partially offset primarily by higher expenses related to our company-operated store expansion.

Corporate.  Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Corporate expenses for the three-month period increased over the same prior-year period primarily due to the classification of certain marketing, advertising and promotion, information technology and human resources costs of a global nature centralized under corporate management in the first quarter of 2011; such costs totaled approximately $7 million in our Americas region and were not significant to our Europe and Asia Pacific regions; prior period amounts have not been reclassified. Higher corporate expenses also reflected an increase in incentive compensation expense related to higher projected funding.

Interest expense

Interest expense increased to $34.9 million for the three-month period ended February 27, 2011, from $34.2 million for the same period in 2010. A decline in interest expense driven by lower average borrowing rates, resulting from our debt refinancing activity that occurred in the second quarter of 2010, was more than offset primarily by increased interest expense on our deferred compensation plans.

The weighted-average interest rate on average borrowings outstanding for the three-month period ended February 27, 2011, was 6.84% as compared to 7.25% for the same period in 2010.

Other income (expense), net

Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month period ended February 27, 2011, we recorded expense of $6.0 million compared to income of $12.4 million for the same prior-year period.

The expense in 2011 reflected losses on foreign exchange derivatives which economically hedge future cash flow obligations of our foreign operations. The income in 2010 primarily reflects transaction gains on our foreign currency denominated balances, including our Yen-denominated Eurobond, as well as gains on foreign exchange derivatives.

Income tax expense

Our effective income tax rate was 32.5% for the three months ended February 27, 2011, compared to 34.7% for the same period ended February 28, 2010. The reduction in our effective income tax rate was primarily driven by an increase in the amount of expected earnings from foreign operations subject to tax rates lower than the U.S. statutory rate.

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

We are borrowers under an amended and restated senior secured revolving credit facility. The maximum availability under the facility is $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility includes a $250 million trademark tranche and a $500 million revolving tranche. The revolving tranche increases as the trademark tranche is repaid, up to a maximum of $750 million when the trademark tranche is repaid in full. Upon repayment of the trademark tranche, the secured interest in the U.S. trademarks will be released. As of February 27, 2011, we had borrowings of $108.3 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $298.2 million, as our total availability of $376.4 million, based on collateral levels as defined by the agreement, was reduced by $78.2 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

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

As of February 27, 2011, we had cash and cash equivalents totaling approximately $249.1 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $547.3 million.

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

There have been no material changes to our estimated cash requirements for 2011 from those disclosed in our 2010 Annual Report on Form 10-K, except for our projected pension plan contributions. Based on changes in discount rates and the updated valuation of our pension assets, as well as our current evaluation of alternative methods available to us for measuring our pension funding obligation, we now expect our required contribution amount in 2011 will be in the range of $60 million to $80 million. We made a contribution of $40 million during the first quarter of 2011 towards this anticipated requirement.

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 27,	February 28,
	2011	2010
	(Dollars in millions)

Cash provided by operating activities	$46.0	$75.5
Cash used for investing activities	(46.1)	(37.9)
Cash (used for) provided by financing activities	(22.4)	8.4
Cash and cash equivalents	249.1	315.4

Cash flows from operating activities

Cash provided by operating activities was $46.0 million for the three-month period in 2011, as compared to $75.5 million for the same period in 2010. Operating cash declined compared to the prior year due to higher cash used for inventory and our pension plan contribution. This decline was partially offset by an increase in cash collected from customers, reflecting our higher net revenues.

Cash flows from investing activities

Cash used for investing activities was $46.1 million for the three-month period in 2011, as compared to $37.9 million for the same period in 2010. As compared to the prior year, the increase in cash used for investing activities primarily reflects investments made in our information technology systems associated with the installation of our global enterprise resource planning system.

Cash flows from financing activities

Cash used for financing activities was $22.4 million for the three-month period in 2011, compared to cash provided of $8.4 million for the same period in 2010. Cash used in 2011 primarily related to our dividend payments to stockholders of $20.0 million.

Indebtedness

We had fixed-rate debt of approximately $1.5 billion (77% of total debt) and variable-rate debt of approximately $0.4 billion (23% of total debt) as of February 27, 2011. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We are in compliance with all of these covenants. There have been no substantial changes to our required aggregate debt principal payments for each of the next five years and thereafter from those disclosed in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

There have been no substantial changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2010 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2010 Annual Report on Form 10-K except that we no longer consider our accounting policy on derivative and foreign exchange management activities to be critical.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2010, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, pricing changes and general economic conditions and changing consumer preferences;

•	changes in the level of consumer spending for apparel in view of general economic and environmental conditions and pricing trends, and our ability to plan for and respond to the impact of those changes;

•	our ability to mitigate costs related to manufacturing, sourcing, and raw materials supply, such as cotton, and to manage consumer response to such mitigating actions;

•	consequences of the actions we take to support our supply chain partners as a response to the rising costs of manufacturing, sourcing, and raw materials supply;

•	our ability to mitigate the impact of a slowdown in the Japanese economy due to the natural disasters and related events in that country;

•	our ability to grow our Dockers® brand and to expand our Denizentm brand into new markets and channels;

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix, and our ability to manage any resulting product transition costs;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our enterprise resource planning system throughout our business without disruption or to mitigate such disruptions;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that effect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we do business.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2010 Annual Report on Form 10-K.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 27, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at February 27, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Litigation.  There have been no material developments in our litigation matters since we filed our 2010 Annual Report on Form 10-K.

In the ordinary course of business, we have various pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any pending legal proceedings that will have a material impact on our financial condition or results of operations.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2011, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 1,734 shares of our common stock to Fernando Aguirre, and the award of stock appreciation rights (“SARs”) representing an aggregate of 569,370 shares of our common stock to certain of our executives. These awards were made under our 2006 Equity Incentive Plan.

The RSUs were granted as part of the standard annual compensation provided to our non-employee directors, and represent a pro-rated grant for the period of time since Mr. Aguirre joined our board. RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. However, if the recipient’s continuous service terminates for reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. Each recipient’s initial grant of RSUs, such as the above-referenced grant to Mr. Aguirre, is subject to a mandatory deferral feature, by which the RSU will be converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. For subsequent grants, recipients of the RSUs have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted into shares upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

The SARs were granted with an exercise price equal to the fair market value of the common stock on the date of grant as determined by the board. 25% of each SAR grant vests on February 2, 2012, with the remaining 75% balance vesting at a rate of 75%/36 months (2.08% per month) commencing February 3, 2012, and ending January 3, 2015, subject to continued service.

Upon the exercise of a SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised.

We will not receive any proceeds from the issuance or vesting of RSUs or SARs nor upon the exercise of the SARs. The RSUs and SARs were granted under Section 4(2) of the Securities Act of 1993, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.

We are a privately-held corporation; there is no public trading of our common stock. As of April 7, 2011, we had 37,324,857 shares outstanding.

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

Date: April 12, 2011

EXHIBIT INDEX

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