Form 10-Q
period 2011-05-29
LEVI STRAUSS & CO
filed 2011-07-12
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 29, 2011
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

Common Stock $.01 par value — 37,324,857 shares outstanding on July 7, 2011

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 29,	November 28,
	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$258,491	$269,726
Restricted cash	3,737	4,028
Trade receivables, net of allowance for doubtful accounts of $23,401 and $24,617	428,521	553,385
Inventories:
Raw materials	7,358	6,770
Work-in-process	12,231	9,405
Finished goods	618,529	563,728

Total inventories	638,118	579,903
Deferred tax assets, net	141,426	137,892
Other current assets	143,595	106,198

Total current assets	1,613,888	1,651,132
Property, plant and equipment, net of accumulated depreciation of $722,138 and $683,258	509,757	488,603
Goodwill	243,306	241,472
Other intangible assets, net	78,998	84,652
Non-current deferred tax assets, net	552,727	559,053
Other assets	117,203	110,337

Total assets	$3,115,879	$3,135,249

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$51,610	$46,418
Current maturities of long-term debt	—	—
Current maturities of capital leases	1,871	1,777
Accounts payable	233,716	212,935
Other accrued liabilities	229,110	275,443
Accrued salaries, wages and employee benefits	181,740	196,152
Accrued interest payable	9,571	9,685
Accrued income taxes	15,024	17,115

Total current liabilities	722,642	759,525
Long-term debt	1,843,585	1,816,728
Long-term capital leases	2,995	3,578
Postretirement medical benefits	141,253	147,065
Pension liability	332,475	400,584
Long-term employee related benefits	97,957	102,764
Long-term income tax liabilities	47,752	50,552
Other long-term liabilities	54,278	54,281

Total liabilities	3,242,937	3,335,077

Commitments and contingencies
Temporary equity	8,371	8,973

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,324,857 shares and 37,322,358 shares issued and outstanding	373	373
Additional paid-in capital	22,856	18,840
Retained earnings	74,723	33,346
Accumulated other comprehensive loss	(242,513)	(272,168)

Total Levi Strauss & Co. stockholders’ deficit	(144,561)	(219,609)
Noncontrolling interest	9,132	10,808

Total stockholders’ deficit	(135,429)	(208,801)

Total liabilities, temporary equity and stockholders’ deficit	$3,115,879	$3,135,249

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
	(Dollars in thousands)
	(Unaudited)

Net sales	$1,074,400	$957,959	$2,174,285	$1,973,966
Licensing revenue	18,522	18,570	39,330	37,769

Net revenues	1,092,922	976,529	2,213,615	2,011,735
Cost of goods sold	552,226	477,108	1,114,952	979,386

Gross profit	540,696	499,421	1,098,663	1,032,349
Selling, general and administrative expenses	475,720	430,199	934,813	855,876

Operating income	64,976	69,222	163,850	176,473
Interest expense	(33,515)	(34,440)	(68,381)	(68,613)
Loss on early extinguishment of debt	—	(16,587)	—	(16,587)
Other income (expense), net	(1,006)	6,694	(6,965)	19,157

Income before income taxes	30,455	24,889	88,504	110,430
Income tax expense	9,944	43,279	28,825	72,951

Net income (loss)	20,511	(18,390)	59,679	37,479
Net loss attributable to noncontrolling interest	460	4,009	1,967	4,494

Net income (loss) attributable to Levi Strauss & Co.	$20,971	$(14,381)	$61,646	$41,973

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 29,	May 30,
	2011	2010
	(Dollars in thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$59,679	$37,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,495	51,650
Asset impairments	2,382	1,166
(Gain) loss on disposal of property, plant and equipment	(76)	51
Unrealized foreign exchange losses (gains)	9,300	(19,376)
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	4,863	5,340
Employee benefit plans’ amortization from accumulated other comprehensive loss	(503)	1,732
Employee benefit plans’ curtailment loss, net	3,055	100
Noncash gain on extinguishment of debt, net of write-off of unamortized debt issuance costs	—	(13,647)
Amortization of deferred debt issuance costs	2,138	2,284
Stock-based compensation	3,414	2,875
Allowance for doubtful accounts	1,354	3,564
Change in operating assets and liabilities:
Trade receivables	134,540	129,489
Inventories	(42,491)	(47,382)
Other current assets	(38,850)	(11,301)
Other non-current assets	1,603	(16,851)
Accounts payable and other accrued liabilities	(38,238)	(30,251)
Income tax liabilities	(4,386)	56,525
Accrued salaries, wages and employee benefits and long-term employee related benefits	(69,003)	(25,379)
Other long-term liabilities	(1,018)	18,510
Other, net	171	(159)

Net cash provided by operating activities	85,429	146,419

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(75,713)	(78,187)
Proceeds from sale of property, plant and equipment	135	1,323
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(4,863)	(5,340)
Acquisitions, net of cash acquired	—	(12,242)
Other	(500)	(114)

Net cash used for investing activities	(80,941)	(94,560)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	909,390
Repayments of long-term debt and capital leases	(953)	(865,076)
Short-term borrowings, net	527	21,798
Debt issuance costs	—	(16,931)
Restricted cash	571	(257)
Repurchase of common stock	(245)	—
Dividend to stockholders	(20,023)	(20,013)

Net cash (used for) provided by financing activities	(20,123)	28,911

Effect of exchange rate changes on cash and cash equivalents	4,400	1,493

Net (decrease) increase in cash and cash equivalents	(11,235)	82,263
Beginning cash and cash equivalents	269,726	270,804

Ending cash and cash equivalents	$258,491	$353,067

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,651	$82,453
Income taxes	30,467	26,317

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended May 29, 2011, may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2011.

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries are fixed at November 30 due to local statutory requirements. Apart from these subsidiaries, each quarter of both fiscal years 2011 and 2010 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.

In the second quarter of 2011, the Company identified that certain of its leases contained embedded foreign currency derivatives that had not been accounted for in prior periods. The Company determined that the effect of not accounting for these embedded derivatives in its previously issued financial statements was not material, and, as the impact on the 2011 full-year financial statements is also not expected to be material, recorded a correcting entry in the second quarter of 2011. The correction had the effect of increasing the fair value of the Company’s derivative net assets and of recognizing other income. The correction had no effect on operating income or cash flows, and increased income before income taxes and net income in the second quarter of 2011 by $6.5 million and $4.7 million, respectively.

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

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

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

The Company recognizes either an asset or a liability for any plan’s funded status in its consolidated balance sheets. The Company measures changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan, or, for plans where participants will not earn additional benefits by rendering future service — which, beginning in the second quarter of 2011, includes the Company’s U.S. plans — over the plan participants’ estimated remaining lives. The Company’s policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements. Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases (where applicable) and medical trend rates. The Company considers several factors including actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models.

Pension benefits are primarily paid through trusts funded by the Company. The Company pays postretirement benefits to the healthcare service providers on behalf of the plan’s participants.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K, except for the following, which have been grouped by their required effective dates for the Company:

Second Quarter of 2012

•	In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

First Quarter of 2013

•	In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company anticipates that the adoption of this standard may materially change the presentation of its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the six months ended May 29, 2011, were as follows:

			Asia
	Americas	Europe	Pacific	Total
		(Dollars in thousands)

Balance, November 28, 2010	$207,427	$31,603	$2,442	$241,472
Foreign currency fluctuation	4	1,804	26	1,834

Balance, May 29, 2011	$207,431	$33,407	$2,468	$243,306

Other intangible assets, net, were as follows:

	May 29, 2011			November 28, 2010
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
		(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	41,851	(18,531)	23,320	45,712	(17,765)	27,947
Customer lists	21,216	(8,281)	12,935	20,037	(6,075)	13,962

Total	$105,810	$(26,812)	$78,998	$108,492	$(23,840)	$84,652

For the three and six months ended May 29, 2011, amortization of these intangible assets was $3.0 million and $6.0 million, respectively, compared to $3.7 million and $7.6 million, respectively, in the same periods of 2010.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	May 29, 2011			November 28, 2010
		Fair Value Estimated Using			Fair Value Estimated Using
		Level 1	Level 2		Level 1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
		(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$19,978	$19,978	$—	$18,316	$18,316	$—
Forward foreign exchange contracts, net(3)	7,499	—	7,499	1,385	—	1,385

Total	$27,477	$19,978	$7,499	$19,701	$18,316	$1,385

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$12,100	$—	$12,100	$5,003	$—	$5,003

Total	$12,100	$—	$12,100	$5,003	$—	$5,003

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.

(3)	The Company’s forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net-settlement of these contracts on a per-institution basis.

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 29, 2011		November 28, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
		(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$108,486	$107,404	$108,482	$107,129
Senior term loan due 2014	323,920	314,204	324,423	311,476
8.875% senior notes due 2016	355,091	371,278	355,004	373,379
4.25% Yen-denominated Eurobonds due 2016	112,546	110,864	109,429	98,063
7.75% Euro senior notes due 2018	425,710	421,467	401,982	407,993
7.625% senior notes due 2020	526,668	533,231	526,557	542,307
Short-term borrowings	52,076	52,076	46,722	46,722

Total	$1,904,497	$1,910,524	$1,872,599	$1,887,069

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of May 29, 2011, the Company had forward foreign exchange contracts to buy $461.6 million and to sell $622.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2012.

The table below provides data about the carrying values of derivative instruments and non-derivative instruments designated as net investment hedges:

	May 29, 2011			November 28, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$9,666	$(2,167)	$7,499	$7,717	$(6,332)	$1,385
Forward foreign exchange contracts(2)	10,568	(22,668)	(12,100)	4,266	(9,269)	(5,003)

Total	$20,234	$(24,835)		$11,983	$(15,601)

Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(50,473)		$—	$(61,075)
7.75% Euro senior notes due 2018	—	(424,320)		—	(400,740)

Total	$—	$(474,793)		$—	$(461,815)

(1)	Included in “Other current assets” or “Other assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of operations:

	Gain or (Loss)		Gain or (Loss) Recognized in Other
	Recognized in AOCI		Income (Expense), net (Ineffective
	(Effective Portion)		Portion and Amount Excluded from
	As of	As of	Effectiveness Testing)
	May 29,	November 28,	Three Months Ended		Six Months Ended
	2011	2010	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
	(Dollars in thousands)

Forward foreign exchange contracts	$4,637	$4,637	$—	$—	$—	$—
4.25% Yen-denominated Eurobonds due 2016	(25,931)	(24,377)	(453)	825	(1,546)	5,550
7.75% Euro senior notes due 2018	(47,251)	(23,671)	—	—	—	—
Cumulative income taxes	26,696	17,022

Total	$(41,849)	$(26,389)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of operations:

	Gain or (Loss) During
	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
		(Dollars in thousands)

Forward foreign exchange contracts:
Realized	$860	$(2,976)	$(4,863)	$(5,340)
Unrealized	1,405	8,598	(968)	15,945

Total	$2,265	$5,622	$(5,831)	$10,605

NOTE 5:	DEBT

	May 29,	November 28,
	2011	2010
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$108,250

Total secured	108,250	108,250

Unsecured:
Senior term loan due 2014	323,853	323,676
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	112,162	109,062
7.75% Euro senior notes due 2018	424,320	400,740
7.625% senior notes due 2020	525,000	525,000

Total unsecured	1,735,335	1,708,478
Less: current maturities	—	—

Total long-term debt	$1,843,585	$1,816,728

Short-term debt
Short-term borrowings	$51,610	$46,418
Current maturities of long-term debt	—	—

Total short-term debt	$51,610	$46,418

Total long-term and short-term debt	$1,895,195	$1,863,146

Short-term Credit Lines and Standby Letters of Credit

As of May 29, 2011, the Company’s total availability of $378.0 million under its senior secured revolving credit facility was reduced by $83.5 million of letters of credit and other credit usage under the facility, yielding a net availability of $294.5 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding was 6.84% during both the three and six months ended May 29, 2011, as compared to 7.40% and 7.33%, respectively, in each of the same periods of 2010.

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$2,604	$1,927	$119	$118
Interest cost	15,126	14,888	1,907	2,169
Expected return on plan assets	(13,057)	(11,522)	—	—
Amortization of prior service cost (benefit)(1)	20	111	(7,237)	(7,391)
Amortization of actuarial loss	4,304	6,666	1,257	1,402
Curtailment loss(2)	3,071	—	—	—
Net settlement loss	705	20	—	—

Net periodic benefit cost (income)	12,773	12,090	(3,954)	(3,702)

Changes in accumulated other comprehensive loss:
Actuarial (gain) loss(2)	(32,415)	179	—	—
Amortization of prior service (cost) benefit	(20)	(111)	7,237	7,391
Amortization of actuarial loss	(4,304)	(6,666)	(1,257)	(1,402)
Curtailment loss(2)	(3,071)	—	—	—
Net settlement loss	(360)	—	—	—

Total recognized in accumulated other comprehensive loss	(40,170)	(6,598)	5,980	5,989

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$(27,397)	$5,492	$2,026	$2,287

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$5,187	$3,914	$239	$236
Interest cost	30,154	29,877	3,814	4,338
Expected return on plan assets	(25,955)	(23,090)	—	—
Amortization of prior service cost (benefit)(1)	85	229	(14,473)	(14,783)
Amortization of actuarial loss	11,034	13,331	2,513	2,804
Curtailment loss(2)	3,055	100	—	—
Net settlement loss	716	192	—	—

Net periodic benefit cost (income)	24,276	24,553	(7,907)	(7,405)

Changes in accumulated other comprehensive loss:
Actuarial (gain) loss(2)	(32,415)	303	—	—
Amortization of prior service (cost) benefit	(85)	(229)	14,473	14,783
Amortization of actuarial loss	(11,034)	(13,331)	(2,513)	(2,804)
Curtailment loss(2)	(3,071)	(13)	—	—
Net settlement loss	(338)	(151)	—	—

Total recognized in accumulated other comprehensive loss	(46,943)	(13,421)	11,960	11,979

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$(22,667)	$11,132	$4,053	$4,574

(1)	Postretirement benefits amortization of prior service benefit recognized during each period relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	On April 15, 2011, participants in the Company’s U.S. pension plans ceased earning benefits. This event triggered a remeasurement of the U.S. pension plans resulting in a $32.0 million change in the plans’ funded status and a $2.9 million curtailment loss attributable to the accelerated recognition of prior service cost.

The estimated net loss for the Company’s defined benefit pension plans that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2011 is expected to be approximately $15.0 million. The assumptions used in the April 2011 remeasurement were not materially different from those disclosed in our 2010 Annual Report on Form 10-K.

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

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

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

NOTE 9:	COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income (loss)	$20,511	$(18,390)	$59,679	$37,479

Other comprehensive income (loss):
Pension and postretirement benefits	21,335	3,254	21,850	1,023
Net investment hedge (losses) gains	(6,570)	22,612	(15,460)	44,843
Foreign currency translation gains (losses)	14,363	(25,853)	22,890	(51,608)
Unrealized gain on marketable securities	93	167	667	184

Total other comprehensive income (loss)	29,221	180	29,947	(5,558)

Comprehensive income (loss)	49,732	(18,210)	89,626	31,921
Comprehensive loss attributable to noncontrolling interest	(384)	(4,370)	(1,675)	(5,462)

Comprehensive income (loss) attributable to Levi Strauss & Co.	$50,116	$(13,840)	$91,301	$37,383

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 29,	November 28,
	2011	2010
	(Dollars in thousands)

Pension and postretirement benefits	$(176,957)	$(198,807)
Net investment hedge losses	(41,849)	(26,389)
Foreign currency translation losses	(14,164)	(37,054)
Unrealized gain on marketable securities	824	157

Accumulated other comprehensive loss	(232,146)	(262,093)
Accumulated other comprehensive income attributable to noncontrolling interest	10,367	10,075

Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(242,513)	$(272,168)

NOTE 10:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Foreign exchange management gains (losses)(1)	$2,265	$5,622	$(5,831)	$10,605
Foreign currency transaction (losses) gains(2)	(4,236)	1,027	(3,294)	8,203
Interest income	404	700	819	1,292
Other	561	(655)	1,341	(943)

Total other income (expense), net	$(1,006)	$6,694	$(6,965)	$19,157

(1)	In 2011, the Company recorded losses on its forward foreign exchange contracts in both the three- and six-month periods, primarily due to the depreciation of the U.S. Dollar against various foreign currencies, most notably the Swedish Krona and the Australian Dollar. For the three- and six-month periods, these losses were offset fully and partially, respectively, by the correction recorded for embedded foreign currency derivatives in certain of the Company’s leases. Please see Note 1 for additional information. Gains in 2010 were primarily due to the appreciation of the U.S. Dollar against the Euro, the Japanese Yen and the Australian Dollar.

(2)	Foreign currency transaction losses in 2011 were primarily due to the depreciation of the U.S. Dollar against the Euro. Foreign currency transaction gains in 2010 were primarily due to the appreciation of the U.S. Dollar against the Euro and the Japanese Yen.

NOTE 11:	INCOME TAXES

The effective income tax rate was 32.6% for the six months ended May 29, 2011, compared to 66.1% for the same period ended May 30, 2010. The reduction in the effective tax rate was primarily driven by two significant discrete income tax charges recognized in the second quarter of 2010, as described below.

During the second quarter of 2010, the Company recorded a discrete tax expense of $14.2 million to recognize a valuation allowance to fully offset the amount of deferred tax assets in Japan and another discrete tax expense of $14.0 million to recognize the reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act (the “Health Care Act”).

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

As of May 29, 2011, the Company’s total gross amount of unrecognized tax benefits was $147.9 million, of which $89.3 million would impact the effective tax rate, if recognized. As of November 28, 2010, the Company’s total gross amount of unrecognized tax benefits was $150.7 million, of which $87.2 million would have impacted the effective tax rate, if recognized.

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and six-month periods ended May 29, 2011, the Company donated $0.4 million and $0.7 million, respectively, to the Levi Strauss Foundation as compared to $0.3 million and $0.5 million, respectively, for the same prior-year periods.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2011

Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net revenues:
Americas	$599,074	$557,962	$1,191,260	$1,103,211
Europe	281,108	240,130	592,712	546,253
Asia Pacific	212,740	178,437	429,643	362,271

Total net revenues	$1,092,922	$976,529	$2,213,615	$2,011,735

Operating income:
Americas	$82,600	$84,917	$157,633	$160,980
Europe	37,522	31,598	108,813	97,983
Asia Pacific	25,429	16,896	62,792	47,549

Regional operating income	145,551	133,411	329,238	306,512
Corporate expenses	80,575	64,189	165,388	130,039

Total operating income	64,976	69,222	163,850	176,473
Interest expense	(33,515)	(34,440)	(68,381)	(68,613)
Loss on early extinguishment of debt	—	(16,587)	—	(16,587)
Other income (expense), net	(1,006)	6,694	(6,965)	19,157

Income before income taxes	$30,455	$24,889	$88,504	$110,430

NOTE 14:	SUBSEQUENT EVENT

On June 16, 2011, the Company announced that effective September 1, 2011, R. John Anderson will cease to be the Company’s President and Chief Executive Officer and will be succeeded by Charles V. Bergh. Mr. Bergh entered into an employment agreement with the Company on June 9, 2011, and on June 16, 2011, Mr. Anderson entered into a Transition Services, Separation Agreement and Release of All Claims with the Company. Mr. Anderson will continue to serve in his current position until September 1, 2011. Charges associated with the separation agreement will be recorded in the Company’s third quarter financial statements.

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through our online stores operated by us, and 498 company-operated stores located in 31 countries, including the United States. These stores generated approximately 18% of our net revenues in the first half of 2011, as compared to the first half of 2010, when company-operated stores generated 16% of our net revenues. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and franchised stores in Asia Pacific. We currently distribute our Denizentm products through franchised stores in Asia Pacific, and starting in the second half of 2011, will distribute them through certain wholesale channels in the United States and Mexico.

Our Europe and Asia Pacific businesses, collectively, contributed approximately 46% of our net revenues and 52% of our regional operating income in the six-month period in 2011. Sales of Levi’s® brand products represented approximately 83% of our total net sales in the six-month period in 2011.

Trends Affecting Our Business

During the second quarter of 2011, we remained focused on our key long-term strategies: build upon our leadership position in the jean and khaki categories through product and marketing innovation, enhance relationships with wholesale customers and expand our dedicated store network to drive sales growth, capitalize on our global footprint, and increase our productivity.

Most markets around the world continued to feel the lingering impact of the challenged economy during the quarter. We expect that the impact of increasing prices and tightened supply of raw materials, such as cotton, will contribute to ongoing pricing pressure throughout the supply chain during 2011 and thereafter. Our response to these conditions may include additional product price increases or enhanced support of our supply chain partners to maintain a sufficient flow of product. The conditions within our industry and our response to them may impact our margins, working capital, and sales volumes.

Our Second Quarter 2011 Results

Our second quarter 2011 results reflect net revenue growth and the effects of the strategic investments we have made in line with our long-term strategies.

•	Net revenues. Our consolidated net revenues increased by 12% compared to the second quarter of 2010, an increase of 8% on a constant-currency basis, reflecting growth in each of our geographic regions. Increased net revenues were primarily associated with our Levi’s® brand, through the expansion and performance of our dedicated store network globally and growth in wholesale revenues in the Americas and Europe.

•	Operating income. Our operating income and operating margin declined compared to the second quarter of 2010, as the benefits from the increase in our net revenues were offset primarily by a lower gross margin, reflecting higher sales discounts and the higher cost of cotton, and our continued investment in retail expansion.

•	Cash flows. Cash flows provided by operating activities were $85 million for the six-month period in 2011 as compared to $146 million for the same period in 2010, primarily reflecting our inventory build and a contribution to our pension plans in 2011.

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

Results of Operations for Three and Six Months Ended May 29, 2011, as Compared to Same Periods in 2010

The following table summarizes, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 29,	May 30,				May 29,	May 30,
			%	2011	2010			%	2011	2010
	May 29,	May 30,	Increase	% of Net	% of Net	May 29,	May 30,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues	2011	2010	(Decrease)	Revenues	Revenues
					(Dollars in millions)

Net sales	$1,074.4	$958.0	12.2%	98.3%	98.1%	$2,174.3	$1,974.0	10.1%	98.2%	98.1%
Licensing revenue	18.5	18.5	(0.3)%	1.7%	1.9%	39.3	37.7	4.1%	1.8%	1.9%

Net revenues	1,092.9	976.5	11.9%	100.0%	100.0%	2,213.6	2,011.7	10.0%	100.0%	100.0%
Cost of goods sold	552.2	477.1	15.7%	50.5%	48.9%	1,114.9	979.3	13.8%	50.4%	48.7%

Gross profit	540.7	499.4	8.3%	49.5%	51.1%	1,098.7	1,032.4	6.4%	49.6%	51.3%
Selling, general and administrative expenses	475.7	430.2	10.6%	43.5%	44.1%	934.8	855.9	9.2%	42.2%	42.5%

Operating income	65.0	69.2	(6.1)%	5.9%	7.1%	163.9	176.5	(7.2)%	7.4%	8.8%
Interest expense	(33.5)	(34.4)	(2.7)%	(3.1)%	(3.5)%	(68.4)	(68.6)	(0.3)%	(3.1)%	(3.4)%
Loss on early extinguishment of debt	—	(16.6)	(100.0)%	—	(1.7)%	—	(16.6)	(100.0)%	—	(0.8)%
Other income (expense), net	(1.0)	6.7	(115.0)%	(0.1)%	0.7%	(7.0)	19.2	(136.4)%	(0.3)%	1.0%

Income before income taxes	30.5	24.9	22.4%	2.8%	2.5%	88.5	110.5	(19.9)%	4.0%	5.5%
Income tax expense	10.0	43.3	(77.0)%	0.9%	4.4%	28.8	73.0	(60.5)%	1.3%	3.6%

Net income (loss)	20.5	(18.4)	211.5%	1.9%	(1.9)%	59.7	37.5	59.2%	2.7%	1.9%
Net loss attributable to noncontrolling interest	0.5	4.0	88.5%	—	0.4%	1.9	4.5	(56.2)%	0.1%	0.2%

Net income (loss) attributable to Levi Strauss & Co.	$21.0	$(14.4)	245.8%	1.9%	(1.5)%	$61.6	$42.0	46.9%	2.8%	2.1%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 29,	May 30,	As	Constant	May 29,	May 30,	As	Constant
	2011	2010	Reported	Currency	2011	2010	Reported	Currency
	(Dollars in millions)

Net revenues:
Americas	$599.1	$558.0	7.4%	6.6%	$1,191.3	$1,103.2	8.0%	7.3%
Europe	281.1	240.1	17.1%	9.4%	592.7	546.2	8.5%	7.7%
Asia Pacific	212.7	178.4	19.2%	11.9%	429.6	362.3	18.6%	12.2%

Total net revenues	$1,092.9	$976.5	11.9%	8.3%	$2,213.6	$2,011.7	10.0%	8.3%

Total net revenues increased on both reported and constant-currency bases for the three- and six-month periods ended May 29, 2011, as compared to the same prior-year periods. Reported amounts were affected favorably by changes in foreign currency exchange rates across all regions.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased for the three- and six-month periods, with currency affecting net revenues favorably by approximately $5 million and $8 million, respectively.

For both periods, the region’s increased net revenues were driven by the Levi’s® brand, reflecting a higher volume of sales in our retail stores and at wholesale. Higher net revenues in the region also reflected the price increases we have implemented. The improved Levi’s® brand performance was partially offset by declines in the three-month period of net sales from our U.S. Dockers® brand.

Europe.  Net revenues in Europe increased on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues favorably by approximately $18 million and $5 million, respectively.

The increase in the region’s net revenues was driven by the expansion and improved performance of our company-operated retail network throughout the region and higher sales in our traditional wholesale channels. Growth primarily reflected the success of our Levi’s® brand women’s products.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues favorably by approximately $13 million and $22 million, respectively.

The net revenues increase in both periods was primarily from our Levi’s® brand, driven by the continued expansion of our brand-dedicated retail network in China and India as well as other of our emerging markets, offset by the continued decline of net revenues in Japan. Sales of our Denizentm brand products were partially offset by corresponding declines in Signature brand sales as we transition the brand in the region.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
			%			%
	May 29,	May 30,	Increase	May 29,	May 30,	Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(Dollars in millions)

Net revenues	$1,092.9	$976.5	11.9%	$2,213.6	$2,011.7	10.0%
Cost of goods sold	552.2	477.1	15.7%	1,114.9	979.3	13.8%

Gross profit	$540.7	$499.4	8.3%	$1,098.7	$1,032.4	6.4%

Gross margin	49.5%	51.1%		49.6%	51.3%

As compared to the same prior-year periods, the gross profit increase for the three- and six-month periods ended May 29, 2011, was driven by the increase in our net revenues and favorable currency impact of approximately $20 million and $22 million, respectively, partially offset by a decline in our gross margin. The gross margin decrease was primarily due to an increase in sales discounts, in both our Levi’s® and Dockers® brands, to drive sales and manage inventory, and the higher cost of cotton. These factors were partially offset by the increased revenue contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business, and our price increases.

Selling, general and administrative expenses

The following table shows our selling, general and administrative (“SG&A”) expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
				May 29,	May 30,				May 29,	May 30,
			%	2011	2010			%	2011	2010
	May 29,	May 30,	Increase	% of Net	% of Net	May 29,	May 30,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues	2011	2010	(Decrease)	Revenues	Revenues
	(Dollars in millions)

Selling	$174.1	$147.7	17.8%	15.9%	15.1%	$349.3	$304.0	14.9%	15.8%	15.1%
Advertising and promotion	72.2	71.1	1.5%	6.6%	7.3%	134.4	129.6	3.7%	6.1%	6.4%
Administration	103.3	98.6	4.8%	9.5%	10.1%	207.3	193.4	7.2%	9.4%	9.6%
Other	126.1	112.8	11.9%	11.5%	11.5%	243.8	228.9	6.5%	11.0%	11.4%

Total SG&A	$475.7	$430.2	10.6%	43.5%	44.1%	$934.8	$855.9	9.2%	42.2%	42.5%

Currency drove approximately $16 million and $15 million of the increase in SG&A expenses for the three- and six-month periods ended May 29, 2011, respectively, as compared to the same prior-year periods.

Selling.  In both periods, currency drove approximately $7 million of the increase. Higher selling expenses across all business segments primarily reflected additional costs, such as rents and increased headcount, associated with the continued expansion of our company-operated store network. We had 45 more company-operated stores at the end of the second quarter of 2011 than we did at the end of the second quarter of 2010.

Advertising and promotion.  For both periods, the increase in advertising and promotion expenses was attributable to the effects of currency. Expenses in both periods in 2011 and 2010 included campaign spend in support of our U.S. Levi’s® and U.S. Dockers® brands and, with respect to expenses in 2011, our recently-launched Denizentm brand.

Administration.  Higher administration expenses in both periods included increased spending on various corporate initiatives, and with respect to the six-month period, an increase in incentive compensation expense related to higher projected funding.

Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs. These costs increased primarily due to an increase in severance costs for headcount reductions as well as increased marketing project costs related to our strategic initiatives.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
				May 29,		May 30,					May 29,		May 30,
			%	2011		2010				%	2011		2010
	May 29,	May 30,	Increase	% of Net		% of Net		May 29,	May 30,	Increase	% of Net		% of Net
	2011	2010	(Decrease)	Revenues		Revenues		2011	2010	(Decrease)	Revenues		Revenues
	(Dollars in millions)

Operating income:
Americas	$82.6	$84.9	(2.7)%	13.8%		15.2%		$157.6	$161.0	(2.1)%	13.2%		14.6%
Europe	37.5	31.6	18.7%	13.3%		13.2%		108.8	98.0	11.1%	18.4%		17.9%
Asia Pacific	25.5	16.9	50.5%	12.0%		9.5%		62.8	47.5	32.1%	14.6%		13.1%

Total regional operating income	145.6	133.4	9.1%	13.3	%*	13.7	%*	329.2	306.5	7.4%	14.9	%*	15.2	%*
Corporate expenses	80.6	64.2	25.5%	7.4	%*	6.6	%*	165.3	130.0	27.2%	7.5	%*	6.5	%*

Total operating income	$65.0	$69.2	(6.1)%	5.9	%*	7.1	%*	$163.9	$176.5	(7.2)%	7.4	%*	8.8	%*

Operating margin	5.9%	7.1%						7.4%	8.8%

*	Percentage of consolidated net revenues

Currency favorably affected total operating income by approximately $4 million and $7 million for the three- and six-month periods, respectively.

Regional operating income.

•	Americas. For both periods, the decrease in operating margin and operating income primarily reflected the region’s decline in gross margin, the effects of which were partially offset by higher net revenues.

•	Europe. For both periods, the increase in operating margin and operating income was primarily due to higher net revenues and the favorable impact of currency.

•	Asia Pacific. For both periods, the increase in operating margin and operating income primarily reflected the region’s improved gross margin and higher net revenues as well as the favorable impact of currency.

Corporate.  Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Higher corporate expenses in both periods included an increase in severance costs for headcount reductions, increased costs associated with various corporate initiatives and higher marketing project costs, and with respect to the six-month period, increased incentive compensation expense due to higher projected funding.

Interest expense

Interest expense decreased to $33.5 million and $68.4 million for the three- and six-month periods ended May 29, 2011, respectively, from $34.4 million and $68.6 million for the same periods in 2010. A decline in interest expense driven by lower average borrowing rates, resulting from our debt refinancing activity that occurred in the second quarter of 2010, was partially offset by an increase in interest expense on our deferred compensation plans.

The weighted-average interest rate on average borrowings outstanding was 6.84% for both the three- and six-month periods ended May 29, 2011, as compared to 7.40% and 7.33%, respectively, for each of the same periods in 2010.

Other income (expense), net

Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three- and six-month periods ended May 29, 2011, we recorded expense of $1.0 million and $7.0 million, respectively, as compared to income of $6.7 million and $19.2 million for the same prior-year periods.

The net expense in the three-month period in 2011 reflected losses on our foreign currency denominated balances, offset primarily by gains relating to the effect of a correcting entry to record embedded foreign currency derivatives in certain of our leases. The expense in the six-month period in 2011 primarily reflected losses on foreign exchange derivatives which generally economically hedge future cash flow obligations of our foreign operations. The income in 2010 primarily reflected gains on foreign exchange derivatives.

Income tax expense

Our effective income tax rate was 32.6% for the six months ended May 29, 2011, compared to 66.1% for the same period ended May 30, 2010. Twenty-six percentage points of the higher 2010 effective tax rate were driven by two significant discrete income tax charges recognized in the second quarter of 2010, as described below.

During the second quarter of 2010, we recorded a discrete tax expense of $14.2 million to recognize a valuation allowance to fully offset the amount of deferred tax assets in Japan and another discrete tax expense of $14.0 million to recognize the reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act (the “Health Care Act”).

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

We are borrowers under an amended and restated senior secured revolving credit facility. The maximum availability under the facility is $750 million secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility includes a $250 million trademark tranche and a $500 million revolving tranche. The revolving tranche increases as the trademark tranche is repaid, up to a maximum of $750 million when the trademark tranche is repaid in full. Upon repayment of the trademark tranche, the secured interest in the U.S. trademarks will be released. As of May 29, 2011, we had borrowings of $108.3 million under the trademark tranche and no outstanding borrowings under the revolving tranche. Unused availability under the revolving tranche was $294.5 million, as our total availability of $378.0 million, based on collateral levels as defined by the agreement, was reduced by $83.5 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

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

As of May 29, 2011, we had cash and cash equivalents totaling approximately $258.5 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $553.0 million.

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

There have been no material changes to our estimated cash requirements for 2011 from those disclosed in our 2010 Annual Report on Form 10-K, except for our projected pension plan contributions. Based on changes in discount rates and the updated valuation of our pension assets, as well as our current evaluation of alternative methods available to us for measuring our pension funding obligation, we now expect our required contribution amount in 2011 to be approximately $70 million.

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 29,	May 30,
	2011	2010
	(Dollars in millions)

Cash provided by operating activities	$85.4	$146.4
Cash used for investing activities	(80.9)	(94.6)
Cash (used for) provided by financing activities	(20.1)	28.9
Cash and cash equivalents	258.5	353.1

Cash flows from operating activities

Cash provided by operating activities was $85.4 million for the six-month period in 2011, as compared to $146.4 million for the same period in 2010. Cash provided by operating activities declined compared to the prior year due to higher cash used for inventory, our pension plan contribution in the first quarter of 2011, and higher payments to vendors, reflecting the increase in our SG&A expenses. This decline was partially offset by an increase in cash collected from customers, reflecting our higher net revenues, and a decrease in cash paid for interest related to our refinancing activities in May 2010.

Cash flows from investing activities

Cash used for investing activities was $80.9 million for the six-month period in 2011, as compared to $94.6 million for the same period in 2010. As compared to the prior year, the decrease in cash used for investing activities primarily reflects the 2010 costs associated with the remodeling of the Company’s headquarters, partially offset by investments made in our information technology systems associated with the installation of our global enterprise resource planning system in 2011. Cash used for investing activities in 2010 also reflected final payment for an acquisition in 2009.

Cash flows from financing activities

Cash used for financing activities was $20.1 million for the six-month period in 2011, compared to cash provided of $28.9 million for the same period in 2010. Cash used in 2011 primarily related to our dividend payment to stockholders of $20.0 million. Net cash provided in 2010 reflected our May 2010 refinancing activities.

Indebtedness

We had fixed-rate debt of approximately $1.5 billion (77% of total debt) and variable-rate debt of approximately $0.4 billion (23% of total debt) as of May 29, 2011. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We are in compliance with all of these covenants. There have been no substantial changes to our required aggregate debt principal payments for each of the next five years and thereafter from those disclosed in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2010 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2010 Annual Report on Form 10-K except for the following:

•	We no longer consider our accounting policy on derivative and foreign exchange management activities to be critical; and

•	We measure changes in the funded status of our pension and postretirement benefits plans using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan, or, for plans where participants will not earn additional benefits by rendering future service, over the plan participants’ estimated remaining lives.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2010, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, pricing changes and general economic conditions and changing consumer preferences;

•	changes in the level of consumer spending for apparel in view of general economic and environmental conditions and pricing trends, and our ability to plan for and respond to the impact of those changes;

•	our ability to mitigate costs related to manufacturing, sourcing, and raw materials supply, such as cotton, and to manage consumer response to such mitigating actions;

•	consequences of the actions we take to support our supply chain partners as a response to the rising costs of manufacturing, sourcing, and raw materials supply;

•	our ability to mitigate the impact of a slowdown in the Japanese economy due to the natural disasters and related events in that country;

•	our adjustment to organizational changes including the continued globalization of our brand management and the introduction of a new chief executive officer;

•	our ability to grow our Dockers® brand and to expand our Denizentm brand into new markets and channels;

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix, and our ability to manage any resulting product transition costs;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our enterprise resource planning system throughout our business without disruption or to mitigate such disruptions;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that effect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we do business.

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

Evaluation of Disclosure Controls and Procedures

As of May 29, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at May 29, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
10.2	Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & Co.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: July 12, 2011

EXHIBIT INDEX

10.1	Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
10.2	Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.