Form 10-Q
period 2011-08-28
LEVI STRAUSS & CO
filed 2011-10-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 28, 2011
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

Common Stock $.01 par value — 37,354,021 shares outstanding on October 6, 2011

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 28,	November 28,
	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$230,844	$269,726
Restricted cash	7,432	4,028
Trade receivables, net of allowance for doubtful accounts of $22,778 and $24,617	539,042	553,385
Inventories:
Raw materials	7,960	6,770
Work-in-process	13,421	9,405
Finished goods	709,253	563,728

Total inventories	730,634	579,903
Deferred tax assets, net	143,466	137,892
Other current assets	140,546	106,198

Total current assets	1,791,964	1,651,132
Property, plant and equipment, net of accumulated depreciation of $729,843 and $683,258	507,933	488,603
Goodwill	243,680	241,472
Other intangible assets, net	76,015	84,652
Non-current deferred tax assets, net	558,881	559,053
Other assets	109,285	110,337

Total assets	$3,287,758	$3,135,249

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$129,010	$46,418
Current maturities of long-term debt	—	—
Current maturities of capital leases	1,740	1,777
Accounts payable	248,806	212,935
Other accrued liabilities	233,871	275,443
Accrued salaries, wages and employee benefits	192,553	196,152
Accrued interest payable	37,319	9,685
Accrued income taxes	18,333	17,115

Total current liabilities	861,632	759,525
Long-term debt	1,856,237	1,816,728
Long-term capital leases	2,795	3,578
Postretirement medical benefits	139,410	147,065
Pension liability	326,344	400,584
Long-term employee related benefits	94,441	102,764
Long-term income tax liabilities	48,659	50,552
Other long-term liabilities	54,250	54,281

Total liabilities	3,383,768	3,335,077

Commitments and contingencies
Temporary equity	10,720	8,973

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,346,643 shares and 37,322,358 shares issued and outstanding	373	373
Additional paid-in capital	24,857	18,840
Retained earnings	106,894	33,346
Accumulated other comprehensive loss	(247,555)	(272,168)

Total Levi Strauss & Co. stockholders’ deficit	(115,431)	(219,609)
Noncontrolling interest	8,701	10,808

Total stockholders’ deficit	(106,730)	(208,801)

Total liabilities, temporary equity and stockholders’ deficit	$3,287,758	$3,135,249

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
		(Dollars in thousands)
		(Unaudited)

Net sales	$1,183,890	$1,090,448	$3,358,175	$3,064,414
Licensing revenue	20,127	18,557	59,457	56,326

Net revenues	1,204,017	1,109,005	3,417,632	3,120,740
Cost of goods sold	634,573	565,393	1,749,525	1,544,779

Gross profit	569,444	543,612	1,668,107	1,575,961
Selling, general and administrative expenses	488,545	457,309	1,423,358	1,313,185

Operating income	80,899	86,303	244,749	262,776
Interest expense	(30,208)	(31,734)	(98,589)	(100,347)
Loss on early extinguishment of debt	—	—	—	(16,587)
Other income (expense), net	(5,779)	(7,695)	(12,744)	11,462

Income before income taxes	44,912	46,874	133,416	157,304
Income tax expense	13,612	20,252	42,437	93,203

Net income	31,300	26,622	90,979	64,101
Net loss attributable to noncontrolling interest	893	1,556	2,860	6,050

Net income attributable to Levi Strauss & Co.	$32,193	$28,178	$93,839	$70,151

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 28,	August 29,
	2011	2010
	(Dollars in thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$90,979	$64,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,420	77,983
Asset impairments	2,957	2,307
Gain on disposal of property, plant and equipment	—	(100)
Unrealized foreign exchange losses (gains)	11,262	(15,789)
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	8,252	8,412
Employee benefit plans’ amortization from accumulated other comprehensive loss	(4,555)	2,557
Employee benefit plans’ curtailment loss, net	1,629	100
Noncash gain on extinguishment of debt, net of write-off of unamortized debt issuance costs	—	(13,647)
Amortization of deferred debt issuance costs	3,241	3,293
Stock-based compensation	7,741	4,419
Allowance for doubtful accounts	4,957	6,428
Change in operating assets and liabilities:
Trade receivables	22,260	16,871
Inventories	(115,169)	(134,592)
Other current assets	(28,823)	(6,930)
Other non-current assets	1,124	(17,320)
Accounts payable and other accrued liabilities	1,309	55,700
Income tax liabilities	(3,554)	63,760
Accrued salaries, wages and employee benefits and long-term employee related benefits	(73,019)	(40,820)
Other long-term liabilities	(994)	19,113
Other, net	270	(17)

Net cash provided by operating activities	17,287	95,829

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(106,010)	(107,874)
Proceeds from sale of property, plant and equipment	158	1,375
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(8,252)	(8,412)
Acquisitions, net of cash acquired	—	(12,242)
Other	(500)	(114)

Net cash used for investing activities	(114,604)	(127,267)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	909,390
Repayments of long-term debt and capital leases	(1,470)	(865,527)
Proceeds from senior revolving credit facility	70,000	—
Short-term borrowings, net	6,926	19,176
Debt issuance costs	—	(17,512)
Restricted cash	(2,866)	(248)
Repurchase of common stock	(245)	—
Dividend to stockholders	(20,023)	(20,013)

Net cash provided by financing activities	52,322	25,266

Effect of exchange rate changes on cash and cash equivalents	6,113	(3,434)

Net decrease in cash and cash equivalents	(38,882)	(9,606)
Beginning cash and cash equivalents	269,726	270,804

Ending cash and cash equivalents	$230,844	$261,198

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$69,124	$87,097
Income taxes	43,697	34,980

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. Certain prior-year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended August 28, 2011, may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2011.

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

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

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K, except for the following, which have been grouped by their required effective dates for the Company:

Second Quarter of 2012

•	In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially change its consolidated financial statement footnote disclosures.

Fourth Quarter of 2012

•	In September 2011, the FASB issued Accounting Standards Update No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80),” (“ASU 2011-09”). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

First Quarter of 2013

•	In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

be applied retrospectively. The Company anticipates that the adoption of this standard may materially change the presentation of its consolidated financial statements.

• In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures.

NOTE 2:	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the nine months ended August 28, 2011, were as follows:

			Asia
	Americas	Europe	Pacific	Total
		(Dollars in thousands)

Balance, November 28, 2010	$207,427	$31,603	$2,442	$241,472
Foreign currency fluctuation	(1)	2,279	(70)	2,208

Balance, August 28, 2011	$207,426	$33,882	$2,372	$243,680

Other intangible assets, net, were as follows:

	August 28, 2011			November 28, 2010
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Total	Carrying Value	Amortization	Total
			(Dollars in thousands)

Unamortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	41,944	(20,881)	21,063	45,712	(17,765)	27,947
Customer lists	21,567	(9,358)	12,209	20,037	(6,075)	13,962

Total	$106,254	$(30,239)	$76,015	$108,492	$(23,840)	$84,652

For the three and nine months ended August 28, 2011, amortization of these intangible assets was $3.1 million and $9.1 million, respectively, compared to $3.6 million and $11.2 million, respectively, in the same periods of 2010.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	August 28, 2011			November 28, 2010
		Fair Value Estimated Using			Fair Value Estimated Using
		Leve1 1	Level 2		Leve1	Level 2
	Fair Value	Inputs(1)	Inputs(2)	Fair Value	Inputs(1)	Inputs(2)
	(Dollars in thousands)

Financial assets carried at fair value
Rabbi trust assets	$18,365	$18,365	$—	$18,316	$18,316	$—
Forward foreign exchange contracts, net(3)	7,753	—	7,753	1,385	—	1,385

Total	$26,118	$18,365	$7,753	$19,701	$18,316	$1,385

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$4,489	$—	$4,489	$5,003	$—	$5,003

Total	$4,489	$—	$4,489	$5,003	$—	$5,003

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.

(3)	The Company’s over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net-settlement of these contracts on a per-institution basis.

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 28, 2011		November 28, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value(1)	Value	Fair Value(1)
		(Dollars in thousands)

Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$178,529	$177,638	$108,482	$107,129
Senior term loan due 2014	324,665	282,553	324,423	311,476
8.875% senior notes due 2016	362,770	373,270	355,004	373,379
4.25% Yen-denominated Eurobonds due 2016	119,304	100,765	109,429	98,063
7.75% Euro senior notes due 2018	440,971	389,210	401,982	407,993
7.625% senior notes due 2020	536,564	510,314	526,557	542,307
Short-term borrowings	59,454	59,454	46,722	46,722

Total	$2,022,257	$1,893,204	$1,872,599	$1,887,069

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

NOTE 4:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of August 28, 2011, the Company had forward foreign exchange contracts to buy $551.1 million and to sell $455.3 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through June 2012.

The table below provides data about the carrying values of derivative instruments and non-derivative instruments designated as net investment hedges:

	August 28, 2011			November 28, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
			(Dollars in thousands)

Derivatives not designated as hedging
instruments
Forward foreign exchange contracts(1)	$9,369	$(1,616)	$7,753	$7,717	$(6,332)	$1,385
Forward foreign exchange contracts(2)	9,147	(13,636)	(4,489)	4,266	(9,269)	(5,003)

Total	$18,516	$(15,252)		$11,983	$(15,601)

Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(50,615)		$—	$(61,075)
7.75% Euro senior notes due 2018	—	(431,340)		—	(400,740)

Total	$—	$(481,955)		$—	$(461,815)

(1)	Included in “Other current assets” or “Other assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

			Gain or (Loss) Recognized in Other
	Gain or (Loss)		Income (Expense), net (Ineffective
	Recognized in AOCI		Portion and Amount Excluded from
	(Effective Portion)		Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 28,	November 28,	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)

Forward foreign exchange contracts	$4,637	$4,637	$—	$—	$—	$—
Yen-denominated Eurobonds	(28,316)	(24,377)	(3,161)	(2,818)	(4,707)	2,732
Euro senior notes	(54,271)	(23,671)	—	—	—	—
Cumulative income taxes	30,316	17,022

Total	$(47,634)	$(26,389)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
		(Dollars in thousands)

Forward foreign exchange contracts:
Realized	$(3,389)	$(3,072)	$(8,252)	$(8,412)
Unrealized	8,008	(3,459)	7,040	12,486

Total	$4,619	$(6,531)	$(1,212)	$4,074

NOTE 5:	DEBT

	August 28,	November 28,
	2011	2010
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$108,250	$108,250
Unsecured:
Senior term loan due 2014	323,939	323,676
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	117,708	109,062
7.75% Euro senior notes due 2018	431,340	400,740
7.625% senior notes due 2020	525,000	525,000

Total unsecured	1,747,987	1,708,478
Less: current maturities	—	—

Total long-term debt	$1,856,237	$1,816,728

Short-term debt
Secured:
Senior revolving credit facility	$70,000	$—
Unsecured:
Short-term borrowings	59,010	46,418
Current maturities of long-term debt	—	—

Total short-term debt	$129,010	$46,418

Total long-term and short-term debt	$1,985,247	$1,863,146

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 28, 2011, was 6.74% and 6.81%, respectively, as compared to 6.74% and 7.27%, respectively, in the same periods of 2010.

Senior Revolving Credit Facility

As of August 28, 2011, the Company’s total availability of $421.0 million under its then-effective senior secured revolving credit facility was reduced by $84.3 million of letters of credit and other credit usage under the facility, yielding a net availability of $336.7 million.

On September 30, 2011, the Company entered into a new senior secured revolving credit facility. The new facility is an asset-based facility, in which the borrowing availability varies according to the levels of accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders as further described below.

Availability, interest and maturity.  The maximum availability under the new facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Borrowings under the facility will bear an interest rate of LIBOR plus 150 to 275 basis points, depending on borrowing base availability, and undrawn availability bears a rate of 37.5 to 50 basis points. The facility has a maturity date of September 30, 2016, which may be accelerated to December 26, 2013, if the senior term loan due 2014 is still outstanding on that date and the Company has not met other conditions set forth in the new facility. Upon the maturity date, all of the obligations outstanding under the new facility become due.

Guarantees and security.  The Company’s obligations under the new facility are guaranteed by its domestic subsidiaries. The facility is secured by, among other domestic assets, certain U.S. trademarks associated with the Levi’s® brand and accounts receivable, goods and inventory in the U.S. Additionally, the obligations of Levi Strauss & Co. (Canada) Inc. under the new facility are secured by Canadian accounts receivable, goods, inventory and other Canadian assets. The lien on the U.S. Levi’s® trademarks and related intellectual property may be released at the Company’s discretion so long as it meet certain conditions; such release would reduce the borrowing base.

Covenants.  The new facility contains customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the ability to sell assets; engage in mergers; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; and make changes in the Company’s corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the new facility includes as a financial covenant a springing fixed charge coverage ratio of 1.0:1.0, which arises when availability falls below a specified threshold.

Events of default.  The new facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial stock ownership changes; and specified changes in the composition of our board of directors. The cross-default provisions in the facility apply if a default occurs on other indebtedness in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

accelerate. If an event of default occurs under the new facility, the lenders may terminate their commitments, declare immediately payable all borrowings under the facility and foreclose on the collateral.

Use of proceeds.  In connection with the new senior secured revolving credit facility, the Company terminated the previous amended and restated senior secured revolving credit facility. Borrowings outstanding under the previous facility were refinanced into the new senior secured revolving credit facility.

NOTE 6:	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
		(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$2,552	$1,908	$119	$120
Interest cost	15,123	14,855	1,908	2,168
Expected return on plan assets	(13,535)	(11,439)	—	—
Amortization of prior service (benefit) cost(1)	(20)	111	(7,236)	(7,392)
Amortization of actuarial loss	1,939	6,665	1,256	1,402
Curtailment gain	(1,426)	—	—	—
Net settlement loss	20	117	—	—

Net periodic benefit cost (income)	4,653	12,217	(3,953)	(3,702)

Changes in accumulated other comprehensive loss:
Actuarial loss	105	—	—	—
Amortization of prior service benefit (cost)	20	(111)	7,236	7,392
Amortization of actuarial loss	(1,939)	(6,665)	(1,256)	(1,402)
Curtailment loss	(7)	—	—	—
Net settlement loss	(9)	(39)	—	—

Total recognized in accumulated other comprehensive loss	(1,830)	(6,815)	5,980	5,990

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$2,823	$5,402	$2,027	$2,288

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
	(Dollars in thousands)

Net periodic benefit cost (income):
Service cost	$7,739	$5,822	$358	$356
Interest cost	45,277	44,732	5,722	6,506
Expected return on plan assets	(39,490)	(34,529)	—	—
Amortization of prior service cost (benefit)(1)	65	340	(21,709)	(22,175)
Amortization of actuarial loss	12,973	19,996	3,769	4,206
Curtailment loss	1,629	100	—	—
Net settlement loss	736	309	—	—

Net periodic benefit cost (income)	28,929	36,770	(11,860)	(11,107)

Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(32,310)	303	—	—
Amortization of prior service (cost) benefit	(65)	(340)	21,709	22,175
Amortization of actuarial loss	(12,973)	(19,996)	(3,769)	(4,206)
Curtailment loss	(3,078)	(13)	—	—
Net settlement loss	(347)	(190)	—	—

Total recognized in accumulated other comprehensive loss	(48,773)	(20,236)	17,940	17,969

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$(19,844)	$16,534	$6,080	$6,862

(1)	Postretirement benefits amortization of prior service benefit recognized during each period relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

The estimated net loss for the Company’s defined benefit pension plans that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2011 is expected to be approximately $15.0 million.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Forward Foreign Exchange Contracts

The Company uses over-the-counter derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Please see Note 4 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

Other Contingencies

Litigation.  There have been no material developments with respect to the information previously reported in the Company’s 2010 Annual Report on Form 10-K related to legal proceedings.

In the ordinary course of business, the Company has various pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition or results of operations or cash flows.

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

NOTE 9:	COMPREHENSIVE INCOME

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
		(Dollars in thousands)

Net income	$31,300	$26,622	$90,979	$64,101
Other comprehensive income (loss):
Pension and postretirement benefits	(2,700)	560	19,150	1,583
Net investment hedge (losses) gains	(5,785)	(9,673)	(21,245)	35,170
Foreign currency translation gains (losses)	4,943	13,054	27,833	(38,554)
Unrealized (loss) gain on marketable securities	(1,038)	542	(371)	726

Total other comprehensive income (loss)	(4,580)	4,483	25,367	(1,075)

Comprehensive income	26,720	31,105	116,346	63,026
Comprehensive loss attributable to noncontrolling interest	(431)	(1,775)	(2,106)	(7,237)

Comprehensive income attributable to Levi Strauss & Co.	$27,151	$32,880	$118,452	$70,263

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 28,	November 28,
	2011	2010
	(Dollars in thousands)

Pension and postretirement benefits	$(179,657)	$(198,807)
Net investment hedge losses	(47,634)	(26,389)
Foreign currency translation losses	(9,221)	(37,054)
Unrealized (loss) gain on marketable securities	(214)	157

Accumulated other comprehensive loss	(236,726)	(262,093)
Accumulated other comprehensive income attributable to noncontrolling interest	10,829	10,075

Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(247,555)	$(272,168)

NOTE 10:	OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
		(Dollars in thousands)

Foreign exchange management gains (losses)(1)	$4,619	$(6,531)	$(1,212)	$4,074
Foreign currency transaction (losses) gains(2)	(10,118)	(1,698)	(13,412)	6,505
Interest income	477	438	1,296	1,730
Other	(757)	96	584	(847)

Total other income (expense), net	$(5,779)	$(7,695)	$(12,744)	$11,462

(1)	Gains on forward foreign exchange contracts in the three-month period in 2011 primarily resulted from favorable currency fluctuations relative to negotiated contract rates on positions to buy the Euro and sell the Mexican Peso. Losses in the three-month period in 2010 primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro, the Swedish Krona and the Australian Dollar.

Losses in the nine-month period in 2011 primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Swedish Krona and the Australian Dollar, partially offset by a correction recorded in the second quarter of 2011 for embedded foreign currency derivatives in certain of the Company’s leases. Gains in the nine-month period in 2010 were primarily due to the appreciation of the U.S. Dollar against negotiated contract rates on positions on the Euro and the Swedish Krona.

(2)	Foreign currency transaction losses in 2011 were primarily due to the depreciation of the U.S. Dollar, the Turkish Lira and the Mexican Peso against various currencies. Foreign currency transaction gains in the nine-month period of 2010 were primarily due to the appreciation of the U.S. Dollar against the Euro and Japanese Yen.

NOTE 11:	INCOME TAXES

The effective income tax rate was 31.8% for the nine months ended August 28, 2011, compared to 59.3% for the same period ended August 29, 2010. The reduction in the effective tax rate as compared to the prior year was primarily caused by two significant discrete income tax charges recognized in the second quarter of 2010, described below, as well as an increase in 2011 of the proportion of earnings in foreign jurisdictions where the Company is subject to lower tax rates.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

During the second quarter of 2010, the Company recorded a discrete tax expense of $14.2 million to recognize a valuation allowance to fully offset the amount of deferred tax assets in Japan and another discrete tax expense of $14.0 million to recognize the reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act.

As of August 28, 2011, the Company’s total gross amount of unrecognized tax benefits was $148.7 million, of which $88.8 million would impact the effective tax rate, if recognized. As of November 28, 2010, the Company’s total gross amount of unrecognized tax benefits was $150.7 million, of which $87.2 million would have impacted the effective tax rate, if recognized.

NOTE 12:	RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three and nine months ended August 28, 2011, the Company donated $0.3 million and $1.0 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $1.0 million, respectively, for the same prior-year periods.

Stephen C. Neal, a director and, effective September 1, 2011, Chairman of the Board of Directors, is Chairman of the law firm Cooley LLP. During the nine months ended August 29, 2010, the Company paid fees to Cooley LLP of approximately $0.2 million.

NOTE 13:	BUSINESS SEGMENT INFORMATION

The Company manages its business according to three regional segments, the Americas, Europe and Asia Pacific, under the leadership of senior executives who report to the chief operating decision maker: the Company’s chief executive officer. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.

In the first quarter of 2011, accountability for certain information technology, human resources, advertising and promotion, and marketing staff costs of a global nature, that in prior years were captured in the Company’s geographic regions, was centralized under corporate management. Beginning in 2011, these costs have been classified as corporate expenses. These costs were not significant to any of the Company’s regional segments individually in any of the periods presented herein, and accordingly business segment information for prior years has not been revised.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2011

Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
		(Dollars in thousands)

Net revenues:
Americas	$717,586	$673,443	$1,908,846	$1,776,654
Europe	275,127	259,097	867,839	805,350
Asia Pacific	211,304	176,465	640,947	538,736

Total net revenues	$1,204,017	$1,109,005	$3,417,632	$3,120,740

Operating income:
Americas	$111,485	$102,934	$269,118	$263,914
Europe	31,316	34,401	140,129	132,384
Asia Pacific	26,450	15,340	89,242	62,889

Regional operating income	169,251	152,675	498,489	459,187
Corporate expenses	88,352	66,372	253,740	196,411

Total operating income	80,899	86,303	244,749	262,776
Interest expense	(30,208)	(31,734)	(98,589)	(100,347)
Loss on early extinguishment of debt	—	—	—	(16,587)
Other income (expense), net	(5,779)	(7,695)	(12,744)	11,462

Income before income taxes	$44,912	$46,874	$133,416	$157,304

NOTE 14:	SUBSEQUENT EVENT

On September 1, 2011, R. John Anderson retired as the Company’s President and Chief Executive Officer and was succeeded by Charles V. Bergh. Charges of $11.5 million associated with Mr. Anderson’s separation agreement were recorded in the Company’s third quarter financial statements and are included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income. Costs associated with Mr. Bergh’s employment agreement will begin to be recorded in the fourth quarter.

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

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through the online stores we operate, and 499 company-operated stores located in 31 countries, including the United States. These stores generated approximately 18% of our net revenues in the nine-month period of 2011, as compared to the same period in 2010, when company-operated stores generated 15% of our net revenues. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and franchised stores in Asia Pacific. We currently distribute our Denizentm products through franchised stores in Asia Pacific and certain wholesale channels in the United States and Mexico.

Our Europe and Asia Pacific businesses, collectively, contributed approximately 44% of our net revenues and 46% of our regional operating income in the nine-month period in 2011. Sales of Levi’s® brand products represented approximately 83% of our total net sales in the nine-month period in 2011.

Trends Affecting Our Business

During the third quarter of 2011, we remained focused on our key long-term strategies: build upon our leadership position in the jean and khaki categories through product and marketing innovation, enhance relationships with wholesale customers and expand our dedicated store network to drive sales growth, capitalize on our global footprint, and increase our productivity.

During the quarter, most markets around the world continued to feel the impact of ongoing economic challenges. We expect continued cotton and other input cost pressures for the balance of 2011 and at least the first half of 2012. Our response to these conditions has included product price increases and enhanced support of our supply chain partners to maintain product availability. The conditions within our industry, combined with the challenging consumer environment, may impact our margins, working capital, and sales volumes.

Our Third Quarter 2011 Results

Our third quarter 2011 results reflect net revenue growth and the effects of the strategic investments we have made in line with our long-term strategies.

•	Net revenues. Consolidated net revenues increased by 9% compared to the third quarter of 2010, an increase of 4% on a constant-currency basis. Increased net revenues were primarily associated with our Levi’s® brand, through the expansion and performance of our store network globally.

•	Operating income. Consolidated operating income and operating margin declined compared to the third quarter of 2010, as the benefits from the increase in our net revenues were offset primarily by a lower gross margin, reflecting higher sales discounts and the higher cost of cotton, which our price increases did not fully cover.

•	Cash flows. Cash flows provided by operating activities were $17 million for the nine-month period in 2011 as compared to $96 million for the same period in 2010, primarily reflecting the increased cost of inventory due primarily to higher cotton prices, our higher operating expenses and higher contribution to our pension plans in 2011.

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

Results of Operations for Three and Nine Months Ended August 28, 2011, as Compared to Same Periods in 2010

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 28,	August 29,				August 28,	August 29,
			%	2011	2010			%	2011	2010
	August 28,	August 29,	Increase	% of Net	% of Net	August 28,	August 29,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues	2011	2010	(Decrease)	Revenues	Revenues
					(Dollars in millions)

Net sales	$1,183.9	$1,090.4	8.6%	98.3%	98.3%	$3,358.2	$3,064.4	9.6%	98.3%	98.2%
Licensing revenue	20.1	18.6	8.5%	1.7%	1.7%	59.4	56.3	5.6%	1.7%	1.8%

Net revenues	1,204.0	1,109.0	8.6%	100.0%	100.0%	3,417.6	3,120.7	9.5%	100.0%	100.0%
Cost of goods sold	634.6	565.4	12.2%	52.7%	51.0%	1,749.5	1,544.7	13.3%	51.2%	49.5%

Gross profit	569.4	543.6	4.8%	47.3%	49.0%	1,668.1	1,576.0	5.8%	48.8%	50.5%
Selling, general and administrative expenses	488.5	457.3	6.8%	40.6%	41.2%	1,423.4	1,313.2	8.4%	41.6%	42.1%

Operating income	80.9	86.3	(6.3)%	6.7%	7.8%	244.7	262.8	(6.9)%	7.2%	8.4%
Interest expense	(30.2)	(31.7)	(4.8)%	(2.5)%	(2.9)%	(98.6)	(100.3)	(1.8)%	(2.9)%	(3.2)%
Loss on early extinguishment of debt	—	—	—	—	—	—	(16.6)	(100.0)%	—	(0.5)%
Other income (expense), net	(5.8)	(7.7)	(24.9)%	(0.5)%	(0.7)%	(12.7)	11.4	(211.2)%	(0.4)%	0.4%

Income before income taxes	44.9	46.9	(4.2)%	3.7%	4.2%	133.4	157.3	(15.2)%	3.9%	5.0%
Income tax expense	13.6	20.3	(32.8)%	1.1%	1.8%	42.4	93.2	(54.5)%	1.2%	3.0%

Net income	31.3	26.6	17.6%	2.6%	2.4%	91.0	64.1	41.9%	2.7%	2.1%
Net loss attributable to noncontrolling interest	0.9	1.6	(42.6)%	0.1%	0.1%	2.8	6.1	(52.7)%	0.1%	0.2%

Net income attributable to Levi Strauss & Co.	$32.2	$28.2	14.2%	2.7%	2.5%	$93.8	$70.2	33.8%	2.7%	2.2%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 28,	August 29,	As	Constant	August 28,	August 29,	As	Constant
	2011	2010	Reported	Currency	2011	2010	Reported	Currency
				(Dollars in millions)

Net revenues:
Americas	$717.6	$673.4	6.6%	5.7%	$1,908.9	$1,776.6	7.4%	6.7%
Europe	275.1	259.1	6.2%	(4.1)%	867.8	805.4	7.8%	3.7%
Asia Pacific	211.3	176.5	19.7%	11.3%	640.9	538.7	19.0%	11.9%

Total net revenues	$1,204.0	$1,109.0	8.6%	4.2%	$3,417.6	$3,120.7	9.5%	6.8%

Total net revenues increased on both reported and constant-currency bases for the three- and nine-month periods ended August 28, 2011, as compared to the same prior-year periods. Reported amounts were affected favorably by changes in foreign currency exchange rates across all regions.

Americas.  On both reported and constant-currency bases, net revenues in our Americas region increased for the three- and nine-month periods, with currency affecting net revenues favorably by approximately $5 million and $13 million, respectively.

For both periods, the region’s increased net revenues primarily reflected a higher volume of Levi’s® brand sales in our retail stores, most prominently in our outlets, and the U.S. launch of our Denizentm brand products. Levi’s® brand sales in our wholesale channels increased, however the benefit of price increases we have implemented were substantially offset by related volume declines. Both periods also reflected continued declines of net sales from our U.S. Dockers® brand.

Europe.  Net revenues in Europe increased on a reported basis but decreased on a constant-currency basis for the three-month period, with currency affecting net revenues favorably by approximately $27 million. For the nine-month period, net revenues increased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $32 million.

For both periods, net revenues of our company-operated retail network grew, reflecting expansion and improved performance of our stores and the success of our Levi’s® brand women’s products throughout the region. This growth was fully and partially offset during the three- and nine-month periods, respectively, by lower net sales to our wholesale customers, reflecting temporary issues fulfilling customer orders during the implementation and stabilization of our enterprise resource planning system in the region during the third quarter.

Asia Pacific.  Net revenues in Asia Pacific increased on both reported and constant-currency bases for the three- and nine-month periods, with currency affecting net revenues favorably by approximately $14 million and $36 million, respectively.

The net revenues increase in both periods was primarily from our Levi’s® brand through the continued expansion of our brand-dedicated retail network in China and India as well as other of our emerging markets, partially offset by the continued decline of net revenues in Japan. Sales of our Denizentm brand products were partially offset by corresponding declines in Signature brand sales as we transition the brand in the region.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
			%			%
	August 28,	August 29,	Increase	August 28,	August 29,	Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(Dollars in millions)

Net revenues	$1,204.0	$1,109.0	8.6%	$3,417.6	$3,120.7	9.5%
Cost of goods sold	634.6	565.4	12.2%	1,749.5	1,544.7	13.3%

Gross profit	$569.4	$543.6	4.8%	$1,668.1	$1,576.0	5.8%

Gross margin	47.3%	49.0%		48.8%	50.5%

As compared to the same prior-year periods, the gross profit increase for the three- and nine-month periods ended August 28, 2011, resulted from the increase in our net revenues and favorable currency impact of approximately $30 million and $52 million, respectively, partially offset by a decline in our gross margin. The gross margin decrease was primarily due to an increase in sales discounts, in both our Levi’s® and Dockers® brands, to drive sales and manage inventory, and the higher cost of cotton, which our price increases did not fully cover. The gross margin decrease was partially offset by the increased revenue contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.

Selling, general and administrative expenses

The following table shows our selling, general and administrative (“SG&A”) expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
				August 28,	August 29,				August 28,	August 29,
			%	2011	2010			%	2011	2010
	August 28,	August 29,	Increase	% of Net	% of Net	August 28,	August 29,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues	2011	2010	(Decrease)	Revenues	Revenues
				(Dollars in millions)

Selling	$176.0	$154.1	14.2%	14.6%	13.9%	$525.2	$458.0	14.7%	15.4%	14.7%
Advertising and promotion	78.7	93.0	(15.4)%	6.5%	8.4%	213.2	222.6	(4.3)%	6.2%	7.1%
Administration	98.7	95.4	3.5%	8.2%	8.6%	306.1	288.9	6.0%	9.0%	9.3%
Other	135.1	114.8	17.7%	11.2%	10.3%	378.9	343.7	10.2%	11.1%	11.0%

Total SG&A	$488.5	$457.3	6.8%	40.6%	41.2%	$1,423.4	$1,313.2	8.4%	41.6%	42.1%

Currency contributed approximately $21 million and $36 million of the increase in SG&A expenses for the three- and nine-month periods ended August 28, 2011, respectively, as compared to the same prior-year periods.

Selling.  Currency contributed approximately $9 million and $16 million of the increase for the three- and nine-month periods, respectively. Higher selling expenses across all business segments primarily reflected additional costs, such as rents and increased headcount, associated with the support and continued expansion of our company-operated store network. We had 43 more company-operated stores at the end of the third quarter of 2011 than we did at the end of the third quarter of 2010.

Advertising and promotion.  For both periods, the decrease in advertising and promotion expenses was attributable to a reduction of our advertising activities in most markets as compared to the prior year.

Administration.  Higher administration expenses in both periods included separation benefits related to the retirement of our former chief executive officer, and with respect to the nine-month period, an increase in incentive compensation expense related to higher projected funding. These costs were partially offset by a decline in pension expense primarily as a result of changes to the U.S. pension plans in the second quarter of 2011.

Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs. These costs increased primarily due to our investment in global information technology systems, increased marketing project costs related to our strategic initiatives, and currency, which contributed approximately $5 million and $8 million of the increase for the three- and nine-month periods, respectively.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
				August 28,		August 29,					August 28,		August 29,
			%	2011		2010				%	2011		2010
	August 28,	August 29,	Increase	% of Net		% of Net		August 28,	August 29,	Increase	% of Net		% of Net
	2011	2010	(Decrease)	Revenues		Revenues		2011	2010	(Decrease)	Revenues		Revenues
						(Dollars in millions)

Operating income:
Americas	$111.5	$102.9	8.3%	15.5%		15.3%		$269.1	$263.9	2.0%	14.1%		14.9%
Europe	31.3	34.4	(9.0)%	11.4%		13.3%		140.1	132.4	5.9%	16.1%		16.4%
Asia Pacific	26.5	15.4	72.4%	12.5%		8.7%		89.3	62.9	41.9%	13.9%		11.7%

Total regional operating income	169.3	152.7	10.9%	14.1	%*	13.8	%*	498.5	459.2	8.6%	14.6	%*	14.7	%*
Corporate expenses	88.4	66.4	33.1%	7.3	%*	6.0	%*	253.8	196.4	29.2%	7.4	%*	6.3	%*

Total operating income	$80.9	$86.3	(6.3)%	6.7	%*	7.8	%*	$244.7	$262.8	(6.9)%	7.2	%*	8.4	%*

Operating margin	6.7%	7.8%						7.2%	8.4%

*	Percentage of consolidated net revenues

Currency favorably affected total operating income by approximately $9 million and $16 million for the three- and nine-month periods, respectively.

Regional operating income.

•	Americas. The increase in operating income in both periods primarily reflected net revenue growth in the region. For the nine-month period, the increase was partially offset by a decrease in operating margin, primarily reflecting the region’s decline in gross margin.

•	Europe. For the three- and nine-month periods, the operating margin decreased due to the region’s decline in gross margin, the effects of which on operating income were offset partially and fully, respectively, by the favorable impact of currency, and with respect to the nine-month period, the region’s higher net revenues.

•	Asia Pacific. The increases in operating margin and operating income for the three-month period primarily reflected the region’s lower SG&A expenses; the increases for the nine-month period primarily reflected the region’s improved gross margin and higher net revenues. In both periods, the region benefitted from the favorable impact of currency.

Corporate.  Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Higher corporate expenses in both periods reflected an increase in our investment in global information technology systems and separation benefits related to the retirement of our former chief executive officer, and with respect to the nine-month period, an increase in incentive compensation expense related to higher projected funding. Corporate expenses for the three- and nine-month periods also increased over the same prior-year period due to the classification of certain marketing, advertising and promotion, information technology and human resources costs of a global nature centralized under corporate management beginning in the first quarter of 2011. Such costs totaled approximately $7 million and $20 million, respectively, in our Americas region and were not significant to our Europe and Asia Pacific regions; prior period amounts have not been reclassified. These increases were partially offset by a decline in pension expense primarily as a result of changes to the U.S. pension plans in the second quarter of 2011.

Interest expense

Interest expense decreased to $30.2 million and $98.6 million for the three- and nine-month periods ended August 28, 2011, respectively, from $31.7 million and $100.3 million for the same periods in 2010.

The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 28, 2011, was 6.74% and 6.81%, respectively, as compared to 6.74% and 7.27%, respectively, for each of the same periods in 2010.

Other income (expense), net

Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three- and nine-month periods ended August 28, 2011, we recorded expense of $5.8 million and $12.7 million, respectively, as compared to expense of $7.7 million and income of $11.5 million, respectively, for the same prior-year periods.

The net expense in both periods in 2011 primarily reflected losses on our foreign currency denominated balances. The expense in the three-month period in 2010 primarily reflected losses on foreign exchange derivatives which generally economically hedge future cash flow obligations of our foreign operations. The income in the nine-month period in 2010 primarily reflected gains on our foreign currency denominated balances and foreign exchange derivatives.

Income tax expense

Our effective income tax rate was 31.8% for the nine months ended August 28, 2011, compared to 59.3% for the same period ended August 29, 2010. The reduction in our effective tax rate was primarily caused by two significant discrete income tax charges recognized in the second quarter of 2010, described below, as well as an increase in 2011 of the proportion of our earnings in foreign jurisdictions where we are subject to lower tax rates.

During the second quarter of 2010, we recorded a discrete tax expense of $14.2 million to recognize a valuation allowance to fully offset the amount of deferred tax assets in Japan and another discrete tax expense of $14.0 million to recognize the reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act.

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

During the quarter and prior to the below-referenced refinancing, we were borrowers under an amended and restated senior secured revolving credit facility that had a maximum availability of $750 million, secured by certain of our domestic assets and certain U.S. trademarks associated with the Levi’s® brand and other related intellectual property. The facility included a $250 million trademark tranche and a $500 million revolving tranche. As of August 28, 2011, we had borrowings of $70.0 million under the revolving tranche, which was the full amount we borrowed during the quarter, and $108.3 million under the trademark tranche. Unused availability under the revolving tranche was $336.7 million at quarter end, as our total availability of $421.0 million, based on collateral levels as defined by the agreement, was reduced by $84.3 million of other credit-related instruments such as documentary and standby letters of credit allocated under the facility.

As of August 28, 2011, we had cash and cash equivalents totaling approximately $230.8 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $567.5 million.

On September 30, 2011, we entered into a new senior secured revolving credit facility. The new facility is an asset-based facility, in which the borrowing availability varies according to the levels of accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. The maximum availability under the new facility is $850 million, of which $800 million is available to us for revolving loans in U.S. dollars and $50 million is available to us for revolving loans either in U.S. dollars or Canadian dollars. Upon entering into the new facility, we borrowed $215 million and used the proceeds to repay the borrowings outstanding under the previous senior secured revolving credit facility, which we then terminated.

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

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 28,	August 29,
	2011	2010
	(Dollars in millions)

Cash provided by operating activities	$17.3	$95.8
Cash used for investing activities	(114.6)	(127.3)
Cash provided by financing activities	52.3	25.3
Cash and cash equivalents	230.8	261.2

Cash flows from operating activities

Cash provided by operating activities was $17.3 million for the nine-month period in 2011, as compared to $95.8 million for the same period in 2010. Cash provided by operating activities declined compared to the prior year due to higher cash used for inventory, our pension plan contribution in the first quarter of 2011, and higher payments to vendors, reflecting the increase in our SG&A expenses. This decline was partially offset by an increase in customer collections, reflecting our higher net revenues, and a decrease in interest payments as a result of our refinancing activities in May 2010.

Cash flows from investing activities

Cash used for investing activities was $114.6 million for the nine-month period in 2011, as compared to $127.3 million for the same period in 2010. The decrease in cash used for investing activities as compared to the prior year primarily reflects higher costs in 2010 associated with the remodeling of the Company’s headquarters and the final payment for a 2009 acquisition. This was partially offset by an increase in 2011 in information technology costs associated with the installation of our global enterprise resource planning system.

Cash flows from financing activities

Cash provided by financing activities was $52.3 million for the nine-month period in 2011, compared to $25.3 million for the same period in 2010. Net cash provided in 2011 primarily related to proceeds of $70.0 million borrowed under our senior revolving credit facility. Net cash provided in 2010 reflected our May 2010 refinancing activities.

Indebtedness

We had fixed-rate debt of approximately $1.5 billion (74% of total debt) and variable-rate debt of approximately $0.5 billion (26% of total debt) as of August 28, 2011. The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Required aggregate principal payments on our August 28, 2011, long-term debt, adjusted to reflect the impact of the new credit facility, are $323.9 million in 2014 and the remaining $1.5 billion in years after 2015. Our quarter-end balance of $70.0 million of short-term debt borrowed under our senior secured revolving credit facility is expected to be repaid over the next twelve months; unsecured short-term borrowings of $59.0 million are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-

looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2010, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, pricing changes and general economic conditions and changing consumer preferences;

•	changes in the level of consumer spending for apparel in view of general economic and environmental conditions and pricing trends, and our ability to plan for and respond to the impact of those changes;

•	our ability to mitigate costs related to manufacturing, sourcing, and raw materials supply, such as cotton, and to manage consumer response to such mitigating actions;

•	consequences of the actions we take to support our supply chain partners as a response to the rising costs of manufacturing, sourcing, and raw materials supply;

•	our ability to mitigate the impact of a slowdown in the Japanese economy due to the natural disasters and related events in that country;

•	our adjustment to organizational changes including the continued globalization of our brand management and the introduction of a new chief executive officer;

•	our ability to grow our Dockers® brand and to expand our Denizentm brand into new markets and channels;

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix, and our ability to manage any resulting product transition costs;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our enterprise resource planning system throughout our business without disruption or to mitigate such disruptions;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we do business.

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

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 28, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at August 28, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. We have been implementing an enterprise resource planning (“ERP”) system on a staged basis in our subsidiaries around the world. We began the implementation of the ERP system in Europe during our last fiscal quarter, and this resulted in a change to our system of internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Litigation.  There have been no material developments with respect to the information previously reported in our 2010 Annual Report on Form 10-K related to legal proceedings.

In the ordinary course of business, we have various pending cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition or results of operations or cash flows.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1		Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
10.2		Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101	.INS	XBRL Instance Document. Furnished herewith.
101	.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVI STRAUSS & Co.
(Registrant)

By:	/s/ Heidi L. Manes
Heidi L. Manes
Vice President and Controller
(Principal Accounting Officer)

Date: October 11, 2011

EXHIBIT INDEX

10.1		Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
10.2		Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101	.INS	XBRL Instance Document. Furnished herewith.
101	.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.