Form 10-K
period 2011-11-27
LEVI STRAUSS & CO
filed 2012-02-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2011

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

Common Stock $.01 par value — 37,354,021 shares outstanding on February 2, 2012

Documents incorporated by reference: None

LEVI STRAUSS & CO.

TABLE OF CONTENTS TO FORM 10-K

FOR FISCAL YEAR ENDED NOVEMBER 27, 2011

PART I

Item 1.	BUSINESS

Overview

From our California Gold Rush beginnings, we have grown into one of the world’s largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our brand names, we design, market and sell — directly or through third parties and licensees — products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear, and related accessories for men, women and children.

An Authentic American Icon

Our Levi’s® brand has become one of the most widely recognized brands in the history of the apparel industry. Its broad distribution reflects the brand’s appeal across consumers of all ages and lifestyles. Its merchandising and marketing reflect the brand’s core attributes: original, definitive, honest, confident and youthful.

Our Dockers® brand was at the forefront of the business casual trend in the United States, offering an alternative to suit dressing and casual wear that led to the American staple — the khaki pant. The brand quickly planted its stake in the marketplace and today, the Dockers® brand has evolved around the world as a market leader in the casual pant category. The Dockers® brand continues to strive to become the world’s most loved khaki brand, providing a variety of styles and fits for men and women.

We also bring style, authenticity and quality to a broader base of jeanswear consumers through our Signature by Levi Strauss & Co.™ and Denizen® brands.

Our Global Reach

Our products are sold in more than 110 countries, grouped into three geographic regions: Americas, Europe and Asia Pacific. We support our brands throughout these regions through a global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically “American,” we derive approximately half of our net revenues from outside the United States. A summary of financial information for each geographical region, which comprise our three reporting segments, is found in Note 19 to our audited consolidated financial statements included in this report.

Our products are sold in approximately 55,000 retail locations worldwide, including approximately 2,300 retail stores dedicated to our brands, both franchised and company-operated. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. Levi’s® and Dockers® products are also sold through brand-dedicated online stores operated by us as well as the online stores of certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ brand products primarily through mass channel retailers in the United States and Canada and franchised stores in Asia Pacific, and we distribute Denizen® products through mass channel retailers in the United States and Mexico and franchised stores in Asia Pacific.

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

Our Website — www.levistrauss.com — contains additional and detailed information about our history, our products and our commitments. Financial news and reports and related information about our company can be found at http://www.levistrauss.com/investors/financial-news. Our Website and the information contained on our Website are not part of this annual report and are not incorporated by reference into this annual report.

Our Business Strategies

Our management team is focused on strategies to profitably grow our business, expand across consumer segments and price tiers, respond to marketplace dynamics and build on our competitive strengths. Our key long-term strategies are:

•

Grow our global brands through product innovation and a sharp consumer focus.    We intend to build upon our brand equity and our design and marketing expertise to expand the reach and appeal of our brands globally. We believe that our insights, innovation and market responsiveness enable us to create trend-right and trend-leading products and marketing programs that appeal to our existing consumer base, while also providing a solid foundation to enhance our appeal to under-served consumer segments. We also seek to further extend our brands’ leadership in jeans and khakis into product and pricing categories that we believe offer attractive opportunities for growth.

•

Strengthen our wholesale business.    We intend to strengthen our relationship with existing wholesale customers and develop new wholesale opportunities based on targeted consumer segments, including through e-commerce. We are focused on generating competitive economics and engaging in collaborative volume, inventory and marketing planning to achieve mutual commercial success with our customers. Our goal is to create a rewarding brand and service experience to drive consumer traffic and demand to our wholesale customers’ stores.

•

Accelerate growth through dedicated retail channels.    We continue to seek opportunities for strategic expansion of our dedicated store and online presence around the world, including through franchisee and other dedicated store models. We believe mainline, outlet and online stores represent an attractive opportunity to establish incremental distribution and sales as well as to showcase the full breadth of our product offerings and to enhance our brands’ appeal. We aim to provide a compelling and brand-elevating consumer experience in our dedicated retail stores.

•

Capitalize upon our global footprint.    Our global footprint is a key factor in the success of our long term growth. We intend to leverage our expansive global presence and local-market talent to drive growth globally and will focus on those markets that offer us the best opportunities for profitable growth, including an emphasis on fast-growing developing markets and their emerging middle-class consumers. We aim to identify global as well as local consumer trends, adapt successes from one market to another and drive growth across our brand portfolio, balancing the power of our global reach with local-market insight.

•

Drive productivity to enable sustained, profitable growth.    We are focused on deriving greater efficiencies in our operations by increasing cost effectiveness across our brands and support functions. We intend to use the cost improvements to improve profitability as well as to invest in our brands to drive growth. We will continue to build sustainability and social responsibility into our operations, and refine our organizational structure to better support our operating model.

Our Brands and Products

We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants — including jeans, casual pants and dress pants — represented approximately 83%, 84% and 85% of our total units sold in each of fiscal years 2011, 2010 and 2009, respectively. Men’s products generated approximately 72%, 72% and 73% of our total net sales in each of fiscal years 2011, 2010 and 2009, respectively.

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

The Levi’s® brand encompasses a range of products. Levi’s® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the flagship 501® jean, the original and best-selling five-pocket jean of all-time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi’s® brand net sales in all three of our regions in fiscal years 2011, 2010 and 2009. We also offer premium products around the world including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.

Our Levi’s® brand products accounted for approximately 83%, 81% and 79% of our total net sales in fiscal 2011, 2010 and 2009, respectively, approximately half of which were generated in our Americas region.

Dockers® Brand

The Dockers® brand has embodied the spirit of khakis for more than 25 years. Since its introduction in 1986, the brand has been perfecting the khaki – and the essential goods to go with them — for consumers all over the world. The brand focuses on men, celebrating the re-emergence of khakis as the go-to versatile pant around the world. The brand also leverages its khaki expertise to deliver a range of women’s products targeted at consumers in selected key markets.

Our Dockers® brand products accounted for approximately 12%, 15% and 16% of our total net sales in fiscal 2011, 2010 and 2009, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.

Signature by Levi Strauss & Co.™ Brand and Denizen® Brand

In addition to our Levi’s® and Dockers® brands, we offer two brands focused on consumers who seek high-quality, affordable and fashionable jeanswear from a company they trust. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids under the Signature by Levi Strauss & Co.™ brand through the mass retail channel in the United States and Canada and franchised stores in Asia Pacific. The Denizen® brand launched in 2010 in Asia Pacific to reach emerging middle class consumers in developing markets who seek high-quality jeanswear and other fashion essentials at affordable prices. The brand was recently expanded to the United States at Target stores and Mexico at Coppel stores. The Denizen® product collection — including a variety of jeans, tops and accessories — complements active lifestyles and empowers consumers to express their aspirations, individuality and attitudes at an affordable price point.

Signature by Levi Strauss & Co.™ brand and Denizen® brand products accounted for approximately 5%, 4% and 5% of our total net sales in fiscal years 2011, 2010 and 2009, respectively.

Licensing

The appeal of our brands across consumer groups and our global reach enable us to license our Levi’s® and Dockers® trademarks for a variety of product categories in multiple markets in each of our regions, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. We also license our Signature by Levi Strauss & Co.™ and our Denizen® trademarks in various markets for certain product categories.

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

Multi-brand Retailers

We seek to make our brands and products available where consumers shop, including offering products and assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party Internet sites. Sales to our top ten wholesale customers accounted for approximately 30%, 33% and 36% of our total net revenues in fiscal years 2011, 2010 and 2009, respectively. No customer represented 10% or more of net revenues in any of these years. The loss of any major customer could have a material adverse effect on one or more of our segments or on the company as a whole.

Dedicated Stores

We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our strategy for expanding distribution of our products. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees. In addition to the dedicated stores, we maintain brand-dedicated websites that sell products directly to retail consumers.

Company-operated retail stores.    Our company-operated retail and online stores, including both mainline and outlet stores, generated approximately 18%, 15% and 11% of our net revenues in fiscal 2011, 2010 and 2009, respectively. As of November 27, 2011, we had 498 company-operated stores, predominantly Levi’s® stores, located in 32 countries across our three regions. We had 211 stores in the Americas, 178 stores in Europe and 109 stores in Asia Pacific. During 2011, we added 62 company-operated stores and closed 34 stores.

Franchised and other stores.    Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® products in markets outside the United States. There were approximately 1,800 of these stores as of November 27, 2011, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops located within department stores, which may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside of the United States, approximately 330 dedicated shop-in-shops were operated directly by us as of November 27, 2011.

Seasonality of Sales

We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season, generally followed by the third quarter, reflecting the Fall or “back to school” season. In 2011, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 25% and 28%, respectively, of our total net revenues for the year. In 2010, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 25% and 30%, respectively, of our total net revenues in the year.

Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2011, 2010 and 2009 consisted of 13 weeks.

Marketing and Promotion

We root our marketing in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi’s® brand as the original and definitive jeans brand and the Dockers® brand as world’s best and most loved khaki. We support our brands with a diverse mix of marketing initiatives to drive consumer demand.

We also market through social media and digital and mobile outlets, event and music sponsorships, product placement in leading fashion magazines and with celebrities, personal sponsorships and endorsements, on the ground efforts such as street-level events and similar targeted “viral” marketing activities.

We also use our websites, www.levi.com, www.dockers.com, www.levistrausssignature.com, and www.denizen.com, in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products.

Sourcing and Logistics

Organization.    Our global sourcing and logistics organizations are responsible for taking a product from the design concept stage through production to delivery to our customers. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies and reduce total product and distribution costs while maintaining our focus on local service levels and working capital management.

Product procurement.    We source nearly all of our products through independent contract manufacturers. The remainder are sourced from our company-operated manufacturing and finishing plants, including facilities for our innovation and development efforts that provide us with the opportunity to develop new product styles and finishes. See “Item 2 — Properties” for more information about those manufacturing facilities.

Sources and availability of raw materials.    The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors. The price fluctuations impact the cost of our products in future seasons given the lead time of our product development cycle. We have already raised, and may continue to raise, product prices in an attempt to mitigate the impact of these fluctuating costs. Fluctuations in product costs have caused a decrease in our profitability and continued fluctuations in product costs may adversely affect our profitability in the future if our product pricing actions are insufficient or if those actions cause our wholesale customers or retail consumers to reduce the volumes they purchase.

Sourcing locations.    We use numerous independent contract manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before placing production in those countries and on an ongoing basis.

In 2011 we sourced products from contractors located in more than 30 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 20% of our sourcing in 2011.

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

Logistics.    We own and operate dedicated distribution centers in a number of countries. For more information, see “Item 2 — Properties.” Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for retail presentation, and shipping them to our customers and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory from which we ship to our stores and wholesale customers. In certain locations around the globe we have consolidated our distribution centers to service multiple countries and brands. Our inventory significantly builds during peaks in seasonal shipping periods. We are constantly monitoring our inventory levels and adjusting them as necessary to meet market demand. In addition, we outsource some of our logistics activities to third-party logistics providers.

Competition

The worldwide apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	maintaining favorable brand recognition and appeal through strong and effective marketing;

•	anticipating and responding to changing consumer demands in a timely manner;

•	securing desirable retail locations and presenting products effectively at retail;

•	providing sufficient wholesale distribution, visibility and availability, and presenting products effectively at wholesale;

•	delivering compelling value for the price; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and distributors.

We face competition from a broad range of competitors at the worldwide, regional and local levels in diverse channels across a wide range of retail price points. Worldwide, a few of our primary competitors include vertically integrated specialty stores operated by such companies such as Gap Inc. and Inditex; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines including through their Wrangler, Lee and Seven for All Mankind brands; khakiwear brands such as Haggar; and athletic wear companies such as adidas Group and Nike, Inc. In addition, each region faces local or regional competition, such as G-Star and Diesel in Europe and UNIQLO in Asia Pacific; and retailers’ private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory brand), Target Corporation (Mossimo and Merona brands) and JC Penney (Arizona brand) in the Americas. Many of our regional competitors are also seeking to expand globally through an expanded store footprint and the e-commerce channel. For more information on the factors affecting our competitive position, see “Item 1A — Risk Factors.”

Trademarks

We have more than 5,300 trademark registrations and pending applications in approximately 175 countries worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi’s®, Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We currently are pursuing approximately 350 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Employees

As of November 27, 2011, we employed approximately 17,000 people, approximately 9,600 of whom were located in the Americas, 4,800 in Europe, and 2,600 in Asia Pacific. Approximately 4,500 of our employees were associated with manufacturing of our products, 6,700 worked in retail, including seasonal employees, 1,600 worked in distribution and 4,200 were other non-production employees.

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

Risks Relating to the Industry in Which We Compete

Our revenues are influenced by economic conditions that impact consumer spending.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic to, and spending in, these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, volatility in investment returns, high levels and fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as its direct impact on us. The global financial economic downturn that began in 2008 and that continued throughout 2011, particularly in Europe, has impacted consumer confidence and spending negatively. These outcomes and behaviors have, and may continue to, adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could lead to reduced sales and prices.

We face a variety of competitive challenges in the worldwide apparel industry from a variety of jeanswear and casual apparel marketers, and competition has increased over the years due to factors such as the international expansion and increased presence of vertically integrated specialty stores; expansion into e-commerce by existing and new competitors; the proliferation of private labels or exclusive labels offered by department stores, chain stores and mass channel retailers; the introduction of jeans and casual apparel by well-known and successful non-apparel brands (such as athletic wear marketers); and the movement of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products. In addition, some of these competitors may not respond to changing sourcing conditions in the same manner we do, and may be able to achieve lower product costs or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the equity of and demand for our brands. These evolving competitive factors could reduce our sales and adversely affect our business and financial condition.

The success of our business depends upon our ability to offer innovative and updated products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. We must also have the agility to respond to changes in consumer preference such as a consumer shift in some markets away from premium-priced brands to lower-priced fast-fashion products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores. Failure on our part to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, negatively impact the consumer traffic in our dedicated retail stores, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices, and impair the image of our brands. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.

The worldwide apparel industry is subject to ongoing pricing pressure.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute, to ongoing pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw material and energy costs in recent years. This pressure has had and may continue to have the following effects:

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

Increases in the price of raw materials could increase our cost of goods and negatively impact our financial results.

The principal materials used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in 2010 and 2011. Increases in raw material costs, unless sufficiently offset with our pricing actions, have caused and may continue to cause a decrease in our profitability and impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

Sales to our top ten wholesale customers accounted for approximately 30%, 33% and 36% of our total net revenues in fiscal years 2011, 2010 and 2009, respectively. No customer represented 10% or more of net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a customer may revise its strategy to one that shifts its focus away from our typical consumer or that otherwise results in a reduction of its sales of our products generally, negatively impacting our sales through that channel. Also, the performance and financial condition of a wholesale customer may cause us to alter our business terms or to cease doing business with that customer, which could in turn adversely affect our own business and financial condition.

The retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. Consolidation in the retail industry typically results in store closures, centralized purchasing decisions, increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by retailers on inventory management and productivity, any of which can, and have, adversely impacted our net revenues, margins and ability to operate efficiently.

Our introduction and expansion of a new brand creates risks for us and may not be successful.

In August 2010, we launched the Denizen® brand in Asia Pacific to reach consumers in the emerging middle class in developing markets who seek high-quality jeanswear and other fashion essentials at affordable prices. The brand was expanded in Asia Pacific and also in the mass channel in the United States and Mexico in 2011. We face a number of risks with respect to this new offering. Growing a new brand involves considerable investments, which are initially made with limited information regarding actual consumer acceptance of the brand, as we are entering into a new business with limited history of performance and no guarantees of maintaining a successful response in the marketplace. Additionally, our relationships with our current customers may be adversely affected if they react negatively to our selling the brand through a distribution channel other than their own. Any of these risks could result in decreased sales, additional expenses and increased working capital requirements, which may adversely affect our business and financial condition.

We may be unable to maintain or increase our sales through our primary distribution channels.

In the United States, chain stores and department stores are the primary distribution channels for our Levi’s® and Dockers® products, and the mass channel is the primary distribution channel for Signature by Levi Strauss & Co.™ and Denizen® products. Outside the United States, department stores and independent jeanswear retailers have traditionally been our primary distribution channels.

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

The composition of our senior management team and the board has changed significantly in recent years. Recent changes in our senior management team include the transition to a new President and Chief Executive Officer, Charles V. Bergh, starting September 1, 2011, and the departure of Robert L. Hanson, Executive Vice President and President, Global Levi’s®. Our Board of Directors also appointed a new Chairman, Steven C. Neal, who has been a director since 2007. Collective or individual changes in our senior management group or board membership could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. Over the last several years we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

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

We generated approximately 43%, 42% and 43% of our net revenues from our Europe and Asia Pacific businesses in 2011, 2010 and 2009, respectively. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business outside of the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	political, economic and social instability;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States; and

•	less protective foreign laws relating to intellectual property.

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

Our postretirement benefits, pension, and our deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns, and/or the market value of plan assets can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Our current estimates indicate our future annual funding requirements may be approximately $65 million in 2012. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our corporate headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or the loss of power caused by power shortages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our other facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers or customers, is affected by earthquakes, tsunamis, power shortages, floods, monsoons, terrorism, epidemics or other events outside of our control, our business could suffer. The Company has plans in place to mitigate the impact of these types of events on its own facilities including the geographic diversity of our IT infrastructure, the duplication of headquarter locations, training and education of employees for such circumstances, and the capacity for many employees to work remotely. Oversight to these preparedness strategies is provided by several committees comprised of key functions representing the regions in which the company does business. However, we cannot assure that these mitigation plans will offset the impact of such events, and we cannot control the impact of such events on the operations of our suppliers or customers.

Risks Relating to Our Debt

We have debt and interest payment requirements at a level that may restrict our future operations.

As of November 27, 2011, we had approximately $2.0 billion of debt, of which all but approximately $200.0 million was unsecured, and we had $494.7 million of additional borrowing capacity under our senior secured revolving credit facility. We entered into our credit facility on September 30, 2011, refinancing our previous facility which would have matured in 2012. The new facility has a maturity date of September 30, 2016, which may be accelerated to December 26, 2013, if the Term Loan Agreement, dated as of March 27, 2007, among the Company, Bank of America, as administrative agent and the other lenders and financial institutions party thereto, is still outstanding on that date and we have not met certain other conditions. Upon the maturity date, all of the borrowings under the credit facility become due.

Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for or reacting to changes in our business and industry;

•	placing us at a competitive disadvantage compared to some of our competitors that have less debt; and

•	limiting our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

In addition, borrowings under our senior secured revolving credit facility and our unsecured term loan bear interest at variable rates of interest. As a result, increases in market interest rates would require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations. Increase in market interest rates may also affect the trading price of our debt securities that bear interest at a fixed rate. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.

The downturn in the economy and the volatility in the capital markets could affect our ability to access capital or could increase our costs of capital.

The dramatic downturn in the U.S. and global economy and disruption in the credit markets, which began in 2008, has not fully abated. Further downturn or disruption in the credit markets may reduce sources of liquidity available to us or increase our costs of capital, which could impact our ability to maintain or grow our business, which in turn may adversely affect our business and results of operations.

Restrictions in our notes, indentures, unsecured term loan and senior secured revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

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

We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate four manufacturing-related facilities abroad and nine distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 27, 2011, is summarized in the following table:

Location	Primary Use	Leased/Owned
Americas
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Cuautitlan, Mexico	Distribution	Leased

Europe
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K	Distribution	Owned
Sabadell, Spain	Distribution	Leased
Corlu, Turkey	Manufacturing, Finishing and Distribution	Owned

Asia Pacific
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Hiratsuka Kanagawa, Japan	Distribution	Owned(2)
Ninh Binh, Vietnam	Finishing	Leased

(1)	Building and improvements are owned but subject to a ground lease.

(2)	Owned by our 84%-owned Japanese subsidiary.

Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. In addition to the above, we operate a finance shared service center in Eugene, Oregon. As of November 27, 2011, we also leased or owned 110 administrative and sales offices in 41 countries, as well as leased 17 warehouses in nine countries. We own or lease several facilities that are no longer in operation that we are working to sell or sublease.

In addition, as of November 27, 2011, we had 498 company-operated retail and outlet stores in leased premises in 32 countries. We had 211 stores in the Americas region, 178 stores in the Europe region and 109 stores in the Asia Pacific region.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we have various pending cases involving contractual matters, facility- and employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe there are any of these pending legal proceedings that will have a material impact on our financial condition, results of operations or cash flows.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. From April 15, 1996 to April 15, 2011, all of our common stock was deposited in a voting trust which granted to four voting trustees the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Following the expiration of the voting trust in 2011, the voting powers shifted back into the hands of all stockholders who may now engage in voting procedures directly.

Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders’ agreement. The agreement, which expires in April 2016, limits the transfer of shares to other holders, family members, specified charities and foundations and back to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity.

As of February 2, 2012, there were 223 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.

We paid cash dividends of $20 million on our common stock in the first quarter of 2011 and in the second quarters of 2010 and 2009. Please see Note 14 to our audited consolidated financial statements included in this report for more information. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, the income tax impact to the dividend recipients, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.

We repurchased a total of 11,853 shares of our common stock during the first and fourth quarters of the fiscal year ended November 27, 2011, in connection with the exercise of call rights under our 2006 Equity Incentive Plan. For more detailed information, see Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements for 2011, 2010, 2009, 2008 and 2007. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for 2011, 2010 and 2009 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	November 27,	November 28,	November 29,	November 30,	November 25,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Statements of Income Data:
Net sales	$4,674,426	$4,325,908	$4,022,854	$4,303,075	$4,266,108
Licensing revenue	87,140	84,741	82,912	97,839	94,821

Net revenues	4,761,566	4,410,649	4,105,766	4,400,914	4,360,929
Cost of goods sold	2,469,327	2,187,726	2,132,361	2,261,112	2,318,883

Gross profit	2,292,239	2,222,923	1,973,405	2,139,802	2,042,046
Selling, general and administrative expenses	1,955,846	1,841,562	1,595,317	1,614,730	1,401,005

Operating income	336,393	381,361	378,088	525,072	641,041
Interest expense	(132,043)	(135,823)	(148,718)	(154,086)	(215,715)
Loss on early extinguishment of debt	(248)	(16,587)	—	(1,417)	(63,838)
Other income (expense), net	(1,275)	6,647	(39,445)	(303)	15,047

Income before taxes	202,827	235,598	189,925	369,266	376,535
Income tax expense (benefit)(1)	67,715	86,152	39,213	138,884	(84,759)

Net income	135,112	149,446	150,712	230,382	461,294
Net loss (income) attributable to noncontrolling interest	2,841	7,057	1,163	(1,097)	(909)

Net income attributable to Levi Strauss & Co.	$137,953	$156,503	$151,875	$229,285	$460,385

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$1,848	$146,274	$388,783	$224,809	$302,271
Investing activities	(140,957)	(181,781)	(233,029)	(26,815)	(107,277)
Financing activities	77,707	32,313	(97,155)	(135,460)	(325,534)
Balance Sheet Data:
Cash and cash equivalents	$204,542	$269,726	$270,804	$210,812	$155,914
Working capital	870,960	891,607	778,888	713,644	647,256
Total assets	3,279,555	3,135,249	2,989,381	2,776,875	2,850,666
Total debt, excluding capital leases	1,972,372	1,863,146	1,852,900	1,853,207	1,960,406
Total capital leases	3,713	5,355	7,365	7,806	8,177
Total Levi Strauss & Co. stockholders’ deficit	(165,592)	(219,609)	(333,119)	(349,517)	(398,029)
Other Financial Data:
Depreciation and amortization	$117,793	$104,896	$84,603	$77,983	$67,514
Capital expenditures	130,580	154,632	82,938	80,350	92,519
Dividends paid	20,023	20,013	20,001	49,953	—

(1)	In the fourth quarter of 2007, as a result of improvements in business performance and positive developments in an ongoing IRS examination, we reversed valuation allowances against our deferred tax assets for foreign tax credit carryforwards, as we believed that it was more likely than not that these credits will be utilized prior to their expiration.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

We design and market jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands around the world. We also license our trademarks in many countries throughout the world for a wide array of products, including accessories, pants, tops, footwear and other products.

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through the online stores we operate, and 498 company-operated stores located in 32 countries, including the United States. These stores generated approximately 18% of our net revenues in 2011, as compared to 15% in 2010. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under the Signature brand primarily through mass channel retailers in the United States and Canada and through franchised stores in Asia Pacific. We currently distribute our Denizen® products through mass channel retailers in the United States and Mexico and through franchised stores in Asia Pacific.

Our Europe and Asia Pacific businesses, collectively, contributed approximately 43% of our net revenues and 42% of our regional operating income in 2011. Sales of Levi’s® brand products represented approximately 83% of our total net sales in 2011. Pants, including jeans, casual pants and dress pants, represented approximately 83% of our total units sold in 2011, and men’s products generated approximately 72% of our total net sales.

Our Objectives

Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth, generate strong cash flow and reduce our debt. Critical strategies to achieve these objectives include growing our global brands through product innovation and consumer focus, enhancing relationships with wholesale customers and expanding our dedicated retail channels to drive sales growth, capitalizing on our global footprint to maximize opportunities in targeted growth markets, and continuously increasing our productivity while refining our operating model and organizational structure.

Trends Affecting Our Business

We believe the key business and marketplace factors affecting us include the following:

•

Factors that impact consumer discretionary spending, which continues to be weak in many markets around the world, are creating a challenging retail environment for us and our customers. Such factors include continuing pressures in the U.S. and global economy related to the global economic downturn, volatility in investment returns, housing market downturns, high level and fear of unemployment, and other similar elements.

•

Wholesaler/retailer dynamics are changing as the wholesale channels face slowed growth prospects as a result of consolidation in the industry, the increasing presence of vertically integrated specialty stores and e-commerce shopping. As a result, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings. Many apparel wholesalers, including us, seek to strengthen relationships with customers as a result of these changes in the marketplace through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

•

Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store distribution network, which has raised competitiveness in the retail market.

•

More competitors are seeking growth globally, thereby raising the competitiveness of the international markets. Some of these competitors are entering into markets where we already have a mature business such as the United States, Western Europe, Japan and Canada, and those new brands provide consumers discretionary purchase alternatives and lower-priced apparel offerings. Opportunities for major brands also are increasing in rapidly growing developing markets such as China, India, Russia and Brazil.

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

•

Competition for, and price volatility of, resources throughout the supply chain have increased, causing us and other apparel manufacturers to continue to seek alternative sourcing channels and create new efficiencies in our global supply chain. Trends affecting the supply chain include:

¡

the proliferation of low-cost sourcing alternatives around the world, which enables competitors to attract consumers with a constant flow of competitively-priced new products, resulting in reduced barriers to entry for new competitors.

¡

the impact of fluctuating prices of labor and raw materials, such as cotton, which has contributed, and will continue to contribute, to ongoing pricing pressure throughout the supply chain. In particular, during the first half of 2011, the price of cotton increased as a result of various dynamics in the commodity markets.

Trends such as these bring additional pressure on us and other wholesalers and retailers to shorten lead-times, reduce costs and raise product prices. Raw materials costs may have an adverse impact on our cash and working capital needs as well as those of our suppliers.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We expect these trends to continue into the foreseeable future. In addition, we will remain focused on our key strategies and will continue to incur costs related to investment in our retail and wholesale network and in our information technology infrastructure, as well as refining our organizational structure to enable sustained, profitable growth. We expect our operating margins will continue to be pressured by these factors in 2012, especially during the first half of the year. We anticipate that our 2012 gross margin will be in the high-40s.

Our 2011 Results

Our 2011 results reflect net revenue growth and the effects of the strategic investments we have made in line with our long-term strategies.

•

Net revenues.    Consolidated net revenues increased by 8% compared to 2010, an increase of 6% on a constant-currency basis, reflecting growth in each of our geographic regions. Increased net revenues were primarily associated with our Levi’s® brand, through the expansion and performance of our dedicated store network globally.

•

Operating income.    Consolidated operating income and operating margin declined compared to 2010, as the benefits from the increase in our net revenues were more than offset by a lower gross margin, reflecting higher sales in the discount channel and the higher cost of cotton, which our price increases did not fully cover.

•

Cash flows.    Cash flows provided by operating activities were $2 million in 2011 as compared to $146 million in 2010, primarily reflecting the higher cost of cotton in our inventory and our higher operating expense in 2011.

Financial Information Presentation

Fiscal year.     Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2011, 2010 and 2009 consisted of 13 weeks.

Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia Pacific. In each of 2010 and 2011, accountability for certain information technology, human resources, advertising and promotion, and marketing staff costs of a global nature, that in prior years were captured in our geographic regions, was centralized under corporate management in conjunction with our key strategy of driving productivity. Subsequent to these changes, these costs were classified as corporate expenses. These costs were not significant to any of our regional segments individually in any of the periods presented herein, and accordingly, business segment information for prior years has not been revised.

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

2011 compared to 2010

The following table summarizes, for the periods indicated, the consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 27,	November 28,
			%	2011	2010
	November 27,	November 28,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues
	(Dollars in millions)
Net sales	$4,674.4	$4,325.9	8.1%	98.2%	98.1%
Licensing revenue	87.2	84.7	2.8%	1.8%	1.9%

Net revenues	4,761.6	4,410.6	8.0%	100.0%	100.0%
Cost of goods sold	2,469.4	2,187.7	12.9%	51.9%	49.6%

Gross profit	2,292.2	2,222.9	3.1%	48.1%	50.4%
Selling, general and administrative expenses	1,955.8	1,841.5	6.2%	41.1%	41.8%

Operating income	336.4	381.4	(11.8)%	7.1%	8.6%
Interest expense	(132.0)	(135.8)	(2.8)%	(2.8)%	(3.1)%
Loss on early extinguishment of debt	(0.3)	(16.6)	(98.5)%	—	(0.4)%
Other income (expense), net	(1.3)	6.6	(119.2)%	—	0.2%

Income before income taxes	202.8	235.6	(13.9)%	4.3%	5.3%
Income tax expense	67.7	86.2	(21.4)%	1.4%	2.0%

Net income	135.1	149.4	(9.6)%	2.8%	3.4%
Net loss attributable to noncontrolling interest	2.9	7.1	(59.7)%	0.1%	0.2%

Net income attributable to Levi Strauss & Co.	$138.0	$156.5	(11.9)%	2.9%	3.5%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 27,	November 28,	As	Constant
	2011	2010	Reported	Currency
	(Dollars in millions)
Net revenues:
Americas	$2,715.9	$2,549.1	6.5%	6.2%
Europe	1,174.2	1,105.2	6.2%	3.2%
Asia Pacific	871.5	756.3	15.2%	10.4%

Total net revenues	$4,761.6	$4,410.6	8.0%	6.2%

Total net revenues increased on both reported and constant-currency bases for the year ended November 27, 2011, as compared to the prior year. Reported amounts were affected favorably by changes in foreign currency exchange rates across all regions.

Americas.    On both reported and constant-currency bases, net revenues in our Americas region increased in 2011. Currency affected net revenues favorably by approximately $9 million.

Levi’s® brand net revenues increased in our retail stores, primarily due to a higher volume of sales in our outlets, and in our wholesale channels, where the benefit of price increases we have implemented were partially offset by corresponding volume declines. The region’s increased net revenues also reflected the launch of our Denizen® brand products. Dockers® brand net sales declined as compared to the prior year, primarily in men’s long bottoms due to a higher price-sensitivity of the traditional Dockers® consumer.

Europe.    Net revenues in Europe increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $33 million.

The increase in the region’s net revenues was due to the growth of our company-operated retail network, reflecting expansion and improved performance of our stores and the success of our Levi’s® brand women’s products throughout the region. This growth was partially offset by lower net sales to our wholesale customers, reflecting issues fulfilling customer orders during the implementation and stabilization of our enterprise resource planning system during second half of 2011 as well as the general economic downturn in Europe.

Asia Pacific.    Net revenues in Asia Pacific increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $34 million.

The net revenues increase was primarily from our Levi’s® brand through the continued expansion of our brand-dedicated retail network in China and India as well as other of our emerging markets, partially offset by the continued decline of net revenues in Japan. Our Denizen® brand products also contributed incremental revenues.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 27,	November 28,	%
	2011	2010	Increase
	(Dollars in millions)
Net revenues	$4,761.6	$4,410.6	8.0%
Cost of goods sold	2,469.4	2,187.7	12.9%

Gross profit	$2,292.2	$2,222.9	3.1%

Gross margin	48.1%	50.4%

As compared to the prior year, the gross profit increase in 2011 resulted from the increase in our net revenues and a favorable currency impact of approximately $53 million, partially offset by a decline in our gross margin. The gross margin decrease was primarily due to an increase in sales to lower-margin channels to manage inventory, and the higher cost of cotton, which our price increases did not fully cover. The gross margin decrease was partially offset by the increased revenue contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 27,	November 28,
			%	2011	2010
	November 27,	November 28,	Increase	% of Net	% of Net
	2011	2010	(Decrease)	Revenues	Revenues
	(Dollars in millions)
Selling	$711.1	$636.8	11.7%	14.9%	14.4%
Advertising and promotion	313.8	327.8	(4.3)%	6.6%	7.4%
Administration	402.3	403.7	(0.3)%	8.5%	9.2%
Other	528.6	473.2	11.7%	11.1%	10.7%

Total SG&A	$1,955.8	$1,841.5	6.32%	41.1%	41.8%

Currency contributed approximately $36 million of the $114 million increase in SG&A as compared to the prior year.

Selling.    Currency contributed approximately $15 million of the $74 million increase. Higher selling expenses across all business segments primarily reflected additional costs, such as rents and increased headcount, associated with the support and continued expansion of our company-operated store network. We had 28 more company-operated stores at the end of 2011 than we did at the end of 2010.

Advertising and promotion.    The $14 million decrease in advertising and promotion expenses was attributable to a reduction of our advertising activities in most markets as compared to the prior year.

Administration.    Administration expenses declined slightly, as a decrease in incentive compensation expense related to lower projected funding and a decline in pension expense primarily as a result of changes to the U.S. pension plans in the second quarter of 2011 were offset primarily by higher severance costs for headcount reductions and separation benefits related to the departure of executives.

Other.    Other SG&A includes distribution, information resources, and marketing organization costs. The $55 million increase in these costs was primarily due to our investment in global information technology systems and increased marketing project costs related to our strategic initiatives.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
				November 27,		November 28,
			%	2011		2010
	November 27,	November 28,	Increase	% of Net		% of Net
	2011	2010	(Decrease)	Revenues		Revenues
	(Dollars in millions)
Operating income:
Americas	$393.9	$402.5	(2.1)%	14.5%		15.8%
Europe	182.3	163.5	11.5%	15.5%		14.8%
Asia Pacific	108.1	86.3	25.3%	12.4%		11.4%

Total regional operating income	684.3	652.3	4.9%	14.4	%*	14.8	%*
Corporate expenses	347.9	270.9	28.4%	7.3	%*	6.1	%*

Total operating income	$336.4	$381.4	(11.8)%	7.1	%*	8.6	%*

Operating margin	7.1%	8.6%

*	Percentage of consolidated net revenues

The net $45 million decline in total operating income as compared to the prior year included a favorable currency effect of approximately $17 million.

Regional operating income.

•

Americas.    Operating margin declined due to the region’s decline in gross margin, the effects of which on operating income was partially offset by lower SG&A and the favorable impact of the region’s higher net revenues.

•

Europe.    The increase in operating income primarily reflected the favorable impact of currency as well as the region’s higher net revenues. The increase was partially offset by a decline in the region’s gross margin.

•	Asia Pacific. The increase in operating margin and operating income reflected the region’s higher net revenues and the favorable impact of currency.

Corporate.    Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. The $77 million increase in corporate expenses in 2011 reflected higher severance costs for headcount reductions and seperation benefits related to the departure of executives, as well as an increase in our investment in global information technology systems. Corporate expenses also increased due to the classification of marketing, advertising and promotion, information technology and human resources costs of a global nature that were centralized under corporate management during 2011. Such costs totaled approximately $29 million in our Americas region and were not significant to our Europe and Asia Pacific regions; prior period amounts have not been reclassified. These increases in corporate expenses were partially offset by a decrease in incentive compensation expense related to lower projected funding, and a decline in pension expense primarily as a result of changes to the U.S. pension plans in the second quarter of 2011.

Corporate expenses in 2011 and 2010 include amortization of prior service benefit of $28.9 million and $29.6 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003. We will continue to amortize the prior service benefit in the future, although the amount will decline significantly beginning in 2012. For more information, see Note 8 to our audited consolidated financial statements included in this report.

Interest expense

Interest expense was $132.0 million for the year ended November 27, 2011, as compared to $135.8 million in the prior year.

The weighted-average interest rate on average borrowings outstanding for 2011 was 6.90% as compared to 7.05% for 2010.

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

Other income (expense), net

Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 27, 2011, we recorded expense of $1.3 million compared to income of $6.6 million for the prior year.

The expense in 2011 primarily reflected losses on our foreign currency denominated balances. The income in 2010 primarily reflects transaction gains on our foreign currency denominated balances, partially offset by losses on foreign exchange derivatives which economically hedge future foreign currency cash flow obligations.

Income tax expense

Income tax expense was $67.7 million for the year ended November 27, 2011, compared to $86.2 million for the prior year. Our effective tax rate was 33.4% for the year ended November 27, 2011, compared to 36.6% for the prior year.

The 3.2 percentage point decrease in our effective tax rate was primarily caused by an increase in the proportion of our 2011 earnings in foreign jurisdictions where we are subject to lower tax rates, as well as an unfavorable net impact of income tax charges recognized in 2010. In 2010, we recognized a $27.5 million tax charge for a valuation allowance to fully offset the amount of deferred tax assets in Japan and a $14.5 million tax charge for a reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act. These charges in 2010 were partially offset by a $34.2 million tax benefit arising from our plan to repatriate the prior undistributed earnings of certain foreign subsidiaries.

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

Currency contributed approximately $12 million of the $246 million increase in SG&A as compared to the prior year.

Selling.    The $138 million increase in selling expenses was across all business segments, primarily reflecting higher costs, such as rents and increased headcount, associated with the continued expansion of our company-operated store network.

Advertising and promotion.    The $62 million increase in advertising and promotion expenses was attributable to the planned increase in support of our U.S. Levi’s® and U.S. Dockers® brands, as well as our global launch of our Levi’s® Curve ID jeans for women and the launch of our Denizen® brand in the Asia Pacific region.

Administration.    The $32 million increase in administration expenses reflects higher costs associated with our pension and postretirement benefit plans, as well as higher costs related to various corporate initiatives, including costs in the third quarter of 2010 associated with executive separations.

Other.    Other SG&A includes distribution, information technology, and marketing organization costs. The $15 million increase in expenses was primarily due to increased marketing project costs related to our strategic initiatives.

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

The net $3 million increase in total operating income as compared to the prior year included a favorable currency effect of approximately $35 million.

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

Corporate.    Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Corporate expenses for 2010 increased $57 million due to higher costs associated with our pension and postretirement benefit plans and higher costs related to various corporate initiatives, including costs in the third quarter of 2010 associated with executive separations, as well as the increased marketing costs. Corporate expenses also increased due to the classification of information technology and marketing staff costs of a global nature that were centralized under corporate management beginning in 2010; these costs were not significant to any of our regional segments individually or to prior periods, and as such, prior period amounts were not reclassified.

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

The 16.0 percentage point increase in our effective tax rate was primarily driven by the recognition in 2010 of a $27.5 million tax charge for a valuation allowance to fully offset the amount of deferred tax assets in Japan and a $14.5 million tax charge for a reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act. The $47.0 million increase in our income tax expense was primarily attributed to the same factors coupled with an increase in income before income taxes.

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

On September 30, 2011, we entered into a new senior secured revolving credit facility. The new facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the new facility is $850 million, of which $800 million is available to us for revolving loans in U.S. Dollars and $50 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars. Upon entering into the new facility, we borrowed $215 million and used the proceeds to repay the borrowings outstanding under the previous senior secured revolving credit facility, including the $108 million outstanding under the trademark tranche. We then terminated the previous facility.

As of November 27, 2011, we had borrowings of $200.0 million under the facility, $100.0 million of which is classified as short-term debt. The increase in borrowings as compared to prior year reflected the additional cash needed to support our inventory build during 2011, due to the higher cost of cotton. Unused availability under the facility was $494.7 million, as our total availability of $577.8 million, based on collateral levels as defined by the agreement, was reduced by $83.1 million of other credit-related instruments.

As of November 27, 2011, we had cash and cash equivalents totaling $204.5 million, resulting in a net liquidity position (unused availability and cash and cash equivalents) of $699.2 million.

During the first quarter of 2012, we repaid $100 million of the borrowings outstanding under our senior secured revolving credit facility.

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

The following table presents selected cash uses in 2011 and the related projected cash uses for these items in 2012 as of November 27, 2011:

		Projected
	Cash Used in	Cash Uses in
	2011	2012
	(Dollars in millions)
Capital expenditures(1)	$131	$100
Interest	129	125
Federal, foreign and state taxes (net of refunds)	56	68
Pension plans(2)	68	65
Postretirement health benefit plans	19	19
Dividend	20	20

Total selected cash requirements	$423	$397

(1)	Capital expenditures consist primarily of costs associated with information technology systems and investment in company-operated retail stores.

(2)	The 2012 pension contribution amounts will be recalculated at the end of the plans’ fiscal years, which for our U.S. pension plan is at the beginning of the Company’s third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets, as well as alternative methods that may be available to us for measuring our funding obligation.

The following table provides information about our significant cash contractual obligations and commitments as of November 27, 2011:

	Payments due or projected by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,972	$155	$—	$324	$—	$568	$925
Interest(1)	747	125	121	114	112	90	185
Capital lease obligations	4	2	2	—	—	—	—
Operating leases(2)	690	149	117	91	75	64	194
Purchase obligations(3)	526	476	33	14	3	—	—
Postretirement obligations(4)	164	19	18	18	17	17	75
Pension obligations(5)	450	65	65	57	67	57	139
Long-term employee related benefits(6)	84	14	8	9	9	9	35

Total	$4,637	$1,005	$364	$627	$283	$805	$1,553

(1)	Interest obligations are computed using constant interest rates until maturity. The LIBOR rate as of November 27, 2011, was used for variable-rate debt.

(2)	Amounts reflect contractual obligations relating to our existing leased facilities as of November 27, 2011, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 — Properties.”

(3)	Amounts reflect estimated commitments of $407 million for inventory purchases and $119 million for human resources, advertising, information technology and other professional services.

(4)	The amounts presented in the table represent an estimate for the next ten years of our projected payments, based on information provided by our plans’ actuaries, and have not been reduced by estimated Medicare subsidy receipts, the amounts of which are not material. Our policy is to fund postretirement benefits as claims and premiums are paid. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(5)

The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans’ actuaries. For U.S qualified plans, these estimates comply with minimum funded status and minimum required contributions under the Pension Protection Act. The 2012 contribution amounts will be recalculated at the end of the plans’ fiscal years, which for our U.S. pension plan is at the beginning of the Company’s third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets, as well as alternative methods that may be available to us for measuring our funding obligation. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)	Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements and workers’ compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our income tax liabilities associated with uncertain tax positions of $143.4 million, as we are unable to make reasonable estimates for the periods in which these liabilities may become due. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.

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

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 27,	November 28,	November 29,
	2011	2010	2009
	(Dollars in millions)
Cash provided by operating activities	$1.8	$146.3	$388.8
Cash used for investing activities	(141.0)	(181.8)	(233.0)
Cash provided by (used for) financing activities	77.7	32.3	(97.2)
Cash and cash equivalents	204.5	269.7	270.8

2011 as compared to 2010

Cash flows from operating activities

Cash provided by operating activities was $1.8 million for 2011, as compared to $146.3 million for 2010. Cash provided by operating activities declined compared to the prior year due to higher cash used for inventory as a result of higher cotton costs, and higher payments to vendors, reflecting the increase in our SG&A. This decline was partially offset by an increase in customer collections, reflecting our higher net revenues.

Cash flows from investing activities

Cash used for investing activities was $141.0 million for 2011 compared to $181.8 million for 2010. The decrease in cash used for investing activities as compared to the prior year primarily reflects higher costs in 2010 associated with the remodeling of the Company’s headquarters and the final payment for a 2009 acquisition. This was partially offset by an increase in 2011 in information technology costs associated with the installation of our global enterprise resource planning system.

Cash flows from financing activities

Cash provided by financing activities was $77.7 million for 2011 compared to $32.3 million for 2010. Net cash provided in 2011 primarily related to proceeds borrowed under our senior revolving credit facility. Net cash provided in 2010 reflected our May 2010 refinancing activities.

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

Cash flows from investing activities

Cash used for investing activities was $181.8 million for 2010 compared to $233.0 million for 2009. As compared to the prior year, the decrease in cash used for investing activities primarily reflects less cash used for acquisitions and lower payments on the settlement of our forward foreign exchange contracts, partially offset by more cash used towards the remodeling of the Company’s headquarters as well as our information technology systems associated with the installation of our global enterprise resource planning system and our company-operated retail stores.

Cash flows from financing activities

Cash provided by financing activities was $32.3 million for 2010 compared to cash used of $97.2 million for 2009. Net cash provided in 2010 reflected our May 2010 refinancing activities. Cash used in 2009 primarily related to required payments on the trademark tranche of our senior secured revolving credit facility; no such payment was required in 2010.

Indebtedness

The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $2.0 billion as of November 27, 2011, we had fixed-rate debt of approximately $1.5 billion (73% of total debt) and variable-rate debt of approximately $0.5 billion (27% of total debt). Required aggregate debt principal payments on our long-term debt were $324.0 million in 2014, $568.2 million in 2016, and the remaining $925.4 million in years after 2016. Short-term debt of $100.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months; short-term borrowings of $54.7 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

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

Impairment.    We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. Beginning in the fourth quarter of 2011, for certain reporting units, we elected to early adopt the option to qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For goodwill not qualitatively assessed and for other non-amortized intangible assets, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 27, 2011, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.

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

Income tax assets and liabilities.    We are subject to income taxes in both the United States and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

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

We recognize either an asset or liability for any plan’s funded status in our consolidated balance sheets. We measure changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan, or, for plans where participants will not earn additional benefits by rendering future service, over the plan participants’ estimated remaining lives. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our pension plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.

Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 27, 2011, a twenty-five basis-point change in the discount rate would yield an approximately three-percent change in the projected benefit obligation and annual service cost of our pension and postretirement benefit plans.

Employee incentive compensation.     We maintain short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to our short-term and long-term success. For our short-term plans, the amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Our long-term plans are intended to reward management for its long-term impact on our total earnings performance. Performance is measured at the end of a three-year period based on our performance over the period measured against certain pre-established targets such as the compound annual growth rates over the periods for net revenues and earnings adjusted for certain items such as interest and taxes. We accrue the related compensation expense over the period of the plan, and changes in our projected future financial performance could have a material impact on our accruals.

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

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, pricing changes, general economic conditions and changing consumer preferences;

•	our ability to mitigate the variability of costs related to manufacturing, sourcing, and raw materials supply, such as cotton, and to manage consumer response to such mitigating actions;

•	consequences of the actions we take to support our supply chain partners as a response to the fluctuating costs of manufacturing, sourcing, and raw materials supply;

•	our ability to expand our Denizen® brand into new markets and channels;

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix, and our ability to manage any resulting product transition costs;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry and on our key customers;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	our effectiveness in increasing productivity and efficiency in our operations;

•	our ability to implement, stabilize and optimize our enterprise resource planning system throughout our business without disruption or to mitigate such disruptions;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we do business.

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

We are exposed to credit loss in the event of nonperformance by the counterparties to the over-the-counter forward foreign exchange contracts. However, we believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world’s commodity and financial markets.

Foreign Exchange Risk

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. We manage these forecasted foreign currency exposures.

We use a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we may enter into various financial instruments including forward exchange contracts to hedge certain forecasted transactions as well as certain firm commitments, including third-party and intercompany transactions.

Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprised of a group of our senior financial executives, review our foreign exchange activities to ensure compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for a managed approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.

We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 27, 2011, we had forward foreign exchange contracts to buy $875.6 million and to sell $415.8 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2012.

As of November 28, 2010, we had forward foreign exchange contracts to buy $623.7 million and to sell $392.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2012.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 27, 2011, and November 28, 2010. The average forward rate is the forward rate weighted by the total of the transacted amounts. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts. A positive notional amount represents a long position in U.S. Dollar versus the exposure currency, while a negative notional amount represents a short position in U.S. Dollar versus the exposure currency. The net position is the sum of all buy transactions and the sum of all sell transactions. All amounts are stated in U.S. Dollar equivalents. All transactions will mature before the end of November 2012.

	As of November 27, 2011			As of November 28, 2010
	Average Forward	Notional	Fair	Average Forward	Notional	Fair
	Exchange Rate	Amount	Value	Exchange Rate	Amount	Value
	(Dollars in thousands)
Currency
Australian Dollar	1.00	$39,204	$1,433	0.96	$29,475	$(203)
Brazilian Real	1.81	18,021	1,262	1.87	656	(3)
Canadian Dollar	1.00	42,106	2,082	1.02	30,126	(30)
Swiss Franc	1.09	(16,542)	(73)	1.02	(35,178)	(781)
Czech Koruna	18.84	2,323	60	17.96	2,799	156
Danish Krone	0.18	24,517	352	0.18	24,406	897
Euro	1.37	65,826	2,107	1.31	(72,842)	(3,273)
British Pound Sterling	0.64	38,738	700	0.63	37,447	626
Hong Kong Dollar	7.77	(6,806)	(19)	—	—	—
Hungarian Forint	227.83	(7,537)	(334)	201.26	(5,423)	(392)
Indian Rupee	49.64	28,234	1,994	—	—	—
Indonesian Rupiah	9,090.91	15,659	592	—	—	—
Japanese Yen	78.33	38,768	215	81.72	65,123	1,229
South Korean Won	1,127.96	35,125	1,259	1,133.51	21,244	576
Mexican Peso	13.30	70,807	5,412	12.72	57,854	(433)
Malaysian Ringgit	3.21	10,838	2	—	—	—
Norwegian Krone	0.17	17,899	458	0.17	10,709	630
New Zealand Dollar	1.30	442	389	1.31	(1,963)	(430)
Philippine Peso	43.71	2,542	(5)	—	—	—
Polish Zloty	3.28	(41,531)	(2,480)	2.87	(45,139)	(2,999)
Russian Ruble	32.69	13,548	(117)	31.24	13,804	388
Swedish Krona	6.79	72,462	2,030	6.84	73,945	1,869
Singapore Dollar	1.25	(34,659)	(1,741)	1.29	(30,140)	(428)
Turkish Lira	1.83	(16,432)	(379)	—	—	—
New Taiwan Dollar	29.45	23,198	725	30.28	27,209	(172)
South African Rand	7.76	23,049	2,744	7.13	27,102	500

Total		$459,799	$18,668		$231,214	$(2,273)

Interest rate risk

We maintain a mix of short- and long-term fixed- and variable-rate debt.

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

								As of
	As of November 27, 2011							November 28,
	Expected Maturity Date							2010
	2012	2013	2014	2015	2016	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$350,000	$525,000	$875,000	$875,000
Average Interest Rate	—	—	—	—	8.88%	7.63%	8.13%
Fixed Rate (Yen 9.1 billion)	—	—	—	—	118,243	—	118,243	109,062
Average Interest Rate	—	—	—	—	4.25%	—	4.25%
Fixed Rate (Euro 300 million)	—	—	—	—	—	400,350	400,350	400,740
Average Interest Rate	—	—	—	—	—	7.75%	7.75%
Variable Rate (US$)(1)	100,000	—	325,000	—	100,000	—	525,000	433,250
Average Interest Rate(2)	2.03%	—	2.51%	—	2.03%	—	2.33%
Total Principal (face amount) of our debt instruments(3)	$100,000	$—	$325,000	$—	$568,243	$925,350	$1,918,593	$1,818,052

(1)	Expected maturities in 2012 and 2016 relate to the short- and long-term portions, respectively, of our senior secured revolving credit facility.

(2)	Assumes no change in short-term interest rates.

(3)	Amounts presented in this table exclude our other short-term borrowings of $54.7 million as of November 27, 2011, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $54.7 million, $46.1 million was fixed-rate debt and $8.6 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 27, 2011 and November 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Francisco, CA

February 7, 2012

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 27, 2011	November 28, 2010
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$204,542	$269,726
Trade receivables, net of allowance for doubtful accounts of $22,684 and $24,617	654,903	553,385
Inventories:
Raw materials	7,086	6,770
Work-in-process	9,833	9,405
Finished goods	594,483	563,728

Total inventories	611,402	579,903
Deferred tax assets, net	99,544	137,892
Other current assets	172,830	110,226

Total current assets	1,743,221	1,651,132
Property, plant and equipment, net of accumulated depreciation of $731,859 and $683,258	502,388	488,603
Goodwill	240,970	241,472
Other intangible assets, net	71,818	84,652
Non-current deferred tax assets, net	613,161	559,053
Other non-current assets	107,997	110,337

Total assets	$3,279,555	$3,135,249

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$154,747	$46,418
Current maturities of capital leases	1,714	1,777
Accounts payable	204,897	212,935
Other accrued liabilities	256,316	275,443
Accrued salaries, wages and employee benefits	235,530	196,152
Accrued interest payable	9,679	9,685
Accrued income taxes	9,378	17,115

Total current liabilities	872,261	759,525
Long-term debt	1,817,625	1,816,728
Long-term capital leases	1,999	3,578
Postretirement medical benefits	140,108	147,065
Pension liability	427,422	400,584
Long-term employee related benefits	75,520	102,764
Long-term income tax liabilities	42,991	50,552
Other long-term liabilities	51,458	54,281

Total liabilities	3,429,384	3,335,077

Commitments and contingencies
Temporary equity	7,002	8,973

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,354,021 shares and 37,322,358 shares issued and outstanding	374	373
Additional paid-in capital	29,266	18,840
Retained earnings	150,770	33,346
Accumulated other comprehensive loss	(346,002)	(272,168)

Total Levi Strauss & Co. stockholders’ deficit	(165,592)	(219,609)
Noncontrolling interest	8,761	10,808

Total stockholders’ deficit	(156,831)	(208,801)

Total liabilities, temporary equity and stockholders’ deficit	$3,279,555	$3,135,249

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Net sales	$4,674,426	$4,325,908	$4,022,854
Licensing revenue	87,140	84,741	82,912

Net revenues	4,761,566	4,410,649	4,105,766
Cost of goods sold	2,469,327	2,187,726	2,132,361

Gross profit	2,292,239	2,222,923	1,973,405
Selling, general and administrative expenses	1,955,846	1,841,562	1,595,317

Operating income	336,393	381,361	378,088
Interest expense	(132,043)	(135,823)	(148,718)
Loss on early extinguishment of debt	(248)	(16,587)	—
Other income (expense), net	(1,275)	6,647	(39,445)

Income before income taxes	202,827	235,598	189,925
Income tax expense	67,715	86,152	39,213

Net income	135,112	149,446	150,712
Net loss attributable to noncontrolling interest	2,841	7,057	1,163

Net income attributable to Levi Strauss & Co.	$137,953	$156,503	$151,875

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Deficit
	(Dollars in thousands)
Balance at November 30, 2008	$373	$53,057	$(275,032)	$(127,915)	$17,982	$(331,535)

Net income (loss)	—	—	151,875	—	(1,163)	150,712
Other comprehensive (loss) income (net of tax)	—	—	—	(121,952)	1,894	(120,058)

Total comprehensive income						30,654

Stock-based compensation and dividends, net	—	6,476	—	—	—	6,476
Cash dividend paid	—	(20,001)	—	—	(978)	(20,979)

Balance at November 29, 2009	373	39,532	(123,157)	(249,867)	17,735	(315,384)

Net income (loss)	—	—	156,503	—	(7,057)	149,446
Other comprehensive (loss) income (net of tax)	—	—	—	(22,301)	130	(22,171)

Total comprehensive income						127,275

Stock-based compensation and dividends, net	—	(601)	—	—	—	(601)
Repurchase of common stock	—	(78)	—	—	—	(78)
Cash dividend paid	—	(20,013)	—	—	—	(20,013)

Balance at November 28, 2010	373	18,840	33,346	(272,168)	10,808	(208,801)

Net income (loss)	—	—	137,953	—	(2,841)	135,112
Other comprehensive (loss) income (net of tax)	—	—	—	(73,834)	794	(73,040)

Total comprehensive income						62,072

Stock-based compensation and dividends, net	1	10,436	(27)	—	—	10,410
Repurchase of common stock	—	(10)	(479)	—	—	(489)
Cash dividend paid	—	—	(20,023)	—	—	(20,023)

Balance at November 27, 2011	$374	$29,266	$150,770	$(346,002)	$8,761	$(156,831)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$135,112	$149,446	$150,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,793	104,896	84,603
Asset impairments	5,777	6,865	16,814
Gain on disposal of property, plant and equipment	(2)	(248)	(175)
Unrealized foreign exchange (gains) losses	(5,932)	(17,662)	14,657
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	9,548	16,342	50,760
Employee benefit plans’ amortization from accumulated other comprehensive loss	(8,627)	3,580	(19,730)
Employee benefit plans’ curtailment loss, net	129	106	1,643
Noncash loss (gain) on extinguishment of debt, net of write-off of unamortized debt issuance costs	226	(13,647)	—
Amortization of deferred debt issuance costs	4,345	4,332	4,344
Stock-based compensation	8,439	6,438	7,822
Allowance for doubtful accounts	4,634	7,536	7,246
Deferred income taxes	16,153	31,113	(5,128)
Change in operating assets and liabilities:
Trade receivables	(116,003)	(30,259)	27,568
Inventories	(6,848)	(148,533)	113,014
Other current assets	(39,231)	(20,131)	5,626
Other non-current assets	4,780	(7,160)	(11,757)
Accounts payable and other accrued liabilities	(55,300)	39,886	(58,185)
Income tax liabilities	(15,242)	6,330	(3,377)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(55,846)	(12,128)	6,789
Other long-term liabilities	(2,358)	19,120	(4,452)
Other, net	301	52	(11)

Net cash provided by operating activities	1,848	146,274	388,783

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(130,580)	(154,632)	(82,938)
Proceeds from sale of property, plant and equipment	171	1,549	939
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(9,548)	(16,342)	(50,760)
Acquisitions, net of cash acquired	—	(12,242)	(100,270)
Other	(1,000)	(114)	—

Net cash used for investing activities	(140,957)	(181,781)	(233,029)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	909,390	—
Repayments of long-term debt and capital leases	(1,848)	(866,051)	(72,870)
Proceeds from senior revolving credit facility	305,000	—	—
Repayments of senior revolving credit facility	(213,250)	—	—
Short-term borrowings, net	19,427	27,311	(2,704)
Debt issuance costs	(7,307)	(17,546)	—
Restricted cash	(3,803)	(700)	(602)
Repurchase of common stock	(489)	(78)	—
Dividends to noncontrolling interest shareholders	—	—	(978)
Dividend to stockholders	(20,023)	(20,013)	(20,001)

Net cash provided by (used for) financing activities	77,707	32,313	(97,155)

Effect of exchange rate changes on cash and cash equivalents	(3,782)	2,116	1,393

Net (decrease) increase in cash and cash equivalents	(65,184)	(1,078)	59,992
Beginning cash and cash equivalents	269,726	270,804	210,812

Ending cash and cash equivalents	$204,542	$269,726	$270,804

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$129,079	$147,237	$135,576
Income taxes	56,229	52,912	56,922

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories, for men, women and children under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Company markets its products in three geographic regions: Americas, Europe and Asia Pacific.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The Company is privately held primarily by descendants of the family of its founder, Levi Strauss, and their relatives.

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2011, 2010 and 2009 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.

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

Restricted Cash

Restricted cash primarily relates to required cash deposits for customs and rental guarantees to support the Company’s international operations. Restricted cash is included in “Other current assets” and “Other non-current assets” on the consolidated balance sheets.

Accounts Receivable, Net

The Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, which include receivables related to the Company’s net sales and licensing revenues, are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on historic trends, customer-specific circumstances, and an evaluation of economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

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

Income Tax Assets and Liabilities

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company’s management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Goodwill and Other Intangible Assets

Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company’s 2009 acquisitions. Goodwill is not amortized; intangible assets are comprised of owned trademarks with indefinite useful lives which are not being amortized and acquired contractual rights and customers lists with finite lives which are being amortized over periods ranging from four to eight years.

Impairment

The Company reviews its goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of its fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. Beginning in the fourth quarter of 2011, for certain reporting units, the Company elected to early adopt the option to qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For goodwill not qualitatively assessed and for other non-amortized intangible assets, a two-step quantitative approach is utilized. In the first step, the Company compares the carrying value of the reporting unit or applicable asset to its fair value, which the Company estimates using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, the Company performs the second step, and determines the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.

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

Debt Issuance Costs

The Company capitalizes debt issuance costs, which are included in “Other non-current assets” in the Company’s consolidated balance sheets. Bond issuance costs are generally amortized utilizing the effective interest method whereas revolving credit facility issuance costs are amortized utilizing the straight-line method. Amortization of debt issuance costs is included in “Interest expense” in the consolidated statements of income.

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

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

(exit price). The fair value estimates presented in this report are based on information available to the Company as of November 27, 2011, and November 28, 2010.

The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The Company has estimated the fair value of its other financial instruments using the market and income approaches. Rabbi trust assets and forward foreign exchange contracts are carried at their fair values. The Company’s debt instruments are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The Company’s common stock is not listed on any established stock exchange. Accordingly, the stock’s fair market value is determined by the Board based upon a valuation performed by an independent third-party, Evercore Group LLC (“Evercore”). Determining the fair value of the Company’s stock requires complex judgments. The valuation process includes comparison of the Company’s historical and estimated future financial results with selected publicly-traded companies and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its stock-based compensation plans, such as the grant date fair value of awards.

The fair value of equity awards granted to employees is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company’s common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly-traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. Expected life is computed using the simplified method. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.

The fair value of equity awards granted to directors is based on the fair value of the common stock at the date of grant. The fair value of liability awards granted to employees is also based on the Black-Scholes option pricing model and is calculated based on the common stock value and assumptions at each quarter end.

Due to the job function of the award recipients, the Company has included stock-based compensation cost in “Selling, general and administrative expenses” in the consolidated statements of income.

Self-Insurance

The Company self-insures, up to certain limits, workers’ compensation risk and employee and eligible retiree medical health benefits. The Company carries insurance policies covering claim exposures which exceed predefined amounts, per occurrence and/or in the aggregate, for workers’ compensation claims and for the medical claims of active employees as well as those salaried retirees who retired after June 1, 2001. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses.

Derivative Financial Instruments and Hedging Activities

The Company recognizes all derivatives as assets and liabilities at their fair values. The Company uses derivatives to manage exposures that are sensitive to changes in market conditions, such as foreign currency risk. Additionally, some of the Company’s contracts contain provisions that are accounted for as embedded derivative instruments. The Company does not designate its derivative instruments for hedge accounting; changes in the fair values of these instruments are recorded in “Other income (expense), net” in the Company’s consolidated statements of income.

In the second quarter of 2011, the Company identified that certain of its leases contained embedded foreign currency derivatives that had not been accounted for in prior periods. The Company determined that the effect of not accounting for these embedded derivatives in its previously issued financial statements was not material and recorded a correcting entry in the second quarter of 2011. The correction had the effect of increasing the fair value of the Company’s derivative net assets and of recognizing other income. The correction had no effect on operating income or cash flows, and increased income before income taxes and net income in the second quarter of 2011 by $6.5 million and $4.7 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The non-derivative instruments the Company designates and that qualify for hedge accounting treatment hedge the Company’s net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in “Other income (expense), net” in the Company’s consolidated statements of income. The effective portions of these hedges are recorded in “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.

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

Revenue Recognition

Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at the Company’s company-operated and online stores and at the Company’s company-operated shop-in-shops located within department stores. The Company recognizes revenue on sale of product when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. The revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of the Company’s trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates set forth in the licensing agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

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

Net sales to the Company’s ten largest customers totaled approximately 30%, 33% and 36% of net revenues for 2011, 2010 and 2009, respectively. No customer represented 10% or more of net revenues in any of these years.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include all occupancy costs associated with company-operated stores and with the Company’s company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2011, 2010 and 2009, total advertising expense was $313.8 million, $327.8 million and $266.1 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company’s customers, handling and certain other activities associated with the Company’s distribution network. These expenses totaled $183.9 million, $185.1 million and $185.7 million for 2011, 2010 and 2009, respectively.

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

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

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

First Quarter of 2013

•

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain requirements within ASU 2011-05. These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This new guidance is to be applied retrospectively. The Company anticipates that the adoption of this standard may materially change the presentation of its consolidated financial statements.

First Quarter of 2014

•

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

NOTE 2:    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment (“PP&E”) were as follows:

	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Land	$30,236	$29,728
Buildings and leasehold improvements	422,020	406,644
Machinery and equipment	477,895	493,325
Capitalized internal-use software	286,662	186,905
Construction in progress	17,434	55,259

Subtotal	1,234,247	1,171,861
Accumulated depreciation	(731,859)	(683,258)

PP&E, net	$502,388	$488,603

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Depreciation expense for the years ended November 27, 2011, November 28, 2010, and November 29, 2009, was $104.8 million, $88.9 million and $76.8 million, respectively.

Capitalized internal-use software at November 27, 2011, and November 28, 2010, primarily related to the implementation of the Company’s enterprise resource planning system and various information technology systems. Construction in progress at November 27, 2011, and November 28, 2010, primarily related to the installation of various information technology systems and leasehold improvements.

NOTE 3:    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the years ended November 27, 2011, and November 28, 2010, were as follows:

	Americas	Europe	Asia Pacific	Total
	(Dollars in thousands)
Balance, November 29, 2009	$207,423	$32,080	$2,265	$241,768
Additions	—	2,115	—	2,115
Foreign currency fluctuation	4	(2,592)	177	(2,411)

Balance, November 28, 2010	$207,427	$31,603	$2,442	$241,472
Foreign currency fluctuation	(9)	(80)	(413)	(502)

Balance, November 27, 2011	$207,418	$31,523	$2,029	$240,970

Other intangible assets, net, were as follows:

	November 27, 2011			November 28, 2010
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	41,667	(23,051)	18,616	45,712	(17,765)	27,947
Customer lists	20,018	(9,559)	10,459	20,037	(6,075)	13,962

Total	$104,428	$(32,610)	$71,818	$108,492	$(23,840)	$84,652

For the years ended November 27, 2011, and November 28, 2010, amortization of these intangible assets were $12.1 million and $14.8 million, respectively. The amortization of these intangible assets, which is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income, in the succeeding fiscal years is approximately $12.2 million in 2012, $11.0 million in 2013, and immaterial thereafter.

As of November 27, 2011, there was no impairment to the carrying value of the Company’s goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

NOTE 4:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value.

	November 27, 2011			November 28, 2010
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Leve1 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Leve1 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$18,064	$18,064	$—	$18,316	$18,316	$—
Forward foreign exchange contracts, net(3)	25,992	—	25,992	1,385	—	1,385

Total	$44,056	$18,064	$25,992	$19,701	$18,316	$1,385

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$5,256	$—	$5,256	$5,003	$—	$5,003

Total	$5,256	$—	$5,256	$5,003	$—	$5,003

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities. See Note 12 for more information on rabbi trust assets.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.

(3)	The Company’s over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net-settlement of these contracts on a per-institution basis.

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost.

	November 27, 2011		November 28, 2010
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$200,267	$199,767	$108,482	$107,129
Senior term loan due 2014	324,663	316,562	324,423	311,476
8.875% senior notes due 2016	354,918	366,293	355,004	373,379
4.25% Yen-denominated Eurobonds due 2016	118,618	102,508	109,429	98,063
7.75% Euro senior notes due 2018	401,495	381,478	401,982	407,993
7.625% senior notes due 2020	526,446	519,883	526,557	542,307
Short-term borrowings	54,975	54,975	46,722	46,722

Total	$1,981,382	$1,941,466	$1,872,599	$1,887,069

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

NOTE 5:    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company designates its outstanding Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 27, 2011, the Company had forward foreign exchange contracts to buy $875.6 million and to sell $415.8 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2012.

The table below provides data about the carrying values of derivative and non-derivative instruments:

	November 27, 2011			November 28, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$31,906	$(5,914)	$25,992	$7,717	$(6,332)	$1,385
Forward foreign exchange contracts(2)	4,547	(9,803)	(5,256)	4,266	(9,269)	(5,003)

Total	$36,453	$(15,717)		$11,983	$(15,601)

Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(46,115)		$—	$(61,075)
7.75% Euro senior notes due 2018	—	(400,350)		—	(400,740)

Total	$—	$(446,465)		$—	$(461,815)

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of November 27, 2011	As of November 28, 2010	Year Ended
			November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637	$—	$—	$—
Yen-denominated Eurobonds	(28,525)	(24,377)	(5,033)	2,254	(13,094)
Euro senior notes	(23,281)	(23,671)	—	—	—
Cumulative income taxes	18,476	17,022

Total	$(28,693)	$(26,389)

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(9,548)	$(16,342)	$(50,760)
Unrealized	24,858	10,163	(18,794)

Total	$15,310	$(6,179)	$(69,554)

NOTE 6:     DEBT

	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Long-term debt
Secured:
Senior revolving credit facility	$100,000	$108,250
Unsecured:
Senior term loan due 2014	324,032	323,676
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	118,243	109,062
7.75% Euro senior notes due 2018	400,350	400,740
7.625% senior notes due 2020	525,000	525,000

Total unsecured	1,717,625	1,708,478

Total long-term debt	$1,817,625	$1,816,728

Short-term debt
Senior revolving credit facility	$100,000	$—
Short-term borrowings	54,747	46,418

Total short-term debt	$154,747	$46,418

Total long-term and short-term debt	$1,972,372	$1,863,146

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Senior Revolving Credit Facility

On September 30, 2011, the Company entered into a credit agreement for a new senior secured revolving credit facility. The credit agreement provides for an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada, as further described below.

Availability, interest and maturity.    The maximum availability under the credit agreement is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit agreement. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Borrowings under the credit agreement will bear an interest rate of LIBOR plus 150 to 275 basis points, depending on borrowing base availability, and undrawn availability bears a rate of 37.5 to 50 basis points. The credit agreement has a maturity date of September 30, 2016, which may be accelerated to December 26, 2013, if the senior unsecured term loan due 2014 is still outstanding on that date and the Company has not met other conditions set forth in the credit agreement. Upon the maturity date, all of the obligations outstanding under the credit agreement become due.

The Company’s unused availability under its senior secured revolving credit facility was $494.7 million at November 27, 2011, as the Company’s total availability of $577.8 million, based on the collateral levels discussed above, was reduced by $83.1 million of letters of credit and other credit usage allocated under the facility. The $83.1 million was comprised of $17.6 million of other credit usage and $65.5 million of stand-by letters of credit with various international banks which serve as guarantees to cover U.S. workers’ compensation claims and the working capital requirements for certain subsidiaries, primarily India.

Guarantees and security.    The Company’s obligations under the credit agreement are guaranteed by its domestic subsidiaries. The obligations under the agreement are secured by, among other domestic assets, certain U.S. trademarks associated with the Levi’s® brand and accounts receivable, goods and inventory in the United States. Additionally, the obligations of Levi Strauss & Co. (Canada) Inc. under the credit agreement are secured by Canadian accounts receivable, goods, inventory and other Canadian assets. The lien on the U.S. Levi’s® trademarks and related intellectual property may be released at the Company’s discretion so long as it meets certain conditions; such release would reduce the borrowing base.

Covenants.    The credit agreement contains customary covenants restricting the Company’s activities as well as those of the Company’s subsidiaries, including limitations on the ability to sell assets; engage in mergers; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company’s assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; and make changes in the Company’s corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the credit agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0:1.0, which arises when availability falls below a specified threshold.

Events of default.    The credit agreement contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial stock ownership changes; and specified changes in the composition of the Company’s board of directors. The cross-default provisions in the agreement apply if a default occurs on other indebtedness in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

right to accelerate. If an event of default occurs under the credit agreement, the lenders may terminate their commitments, declare immediately payable all borrowings under the agreement and foreclose on the collateral.

Use of proceeds.    In connection with the new senior secured revolving credit facility, the Company terminated the previous amended and restated senior secured revolving credit facility. Borrowings outstanding under the previous facility were refinanced into the new senior secured revolving credit facility.

Euro Notes due 2013

On March 11, 2005, the Company issued €150.0 million in notes to qualified institutional buyers (the “Euro Notes due 2013”). The Euro Notes due 2013 were unsecured obligations that ranked equally with all of the Company’s other existing and future unsecured and unsubordinated debt.

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

Senior Term Loan due 2014

On March 27, 2007, the Company entered into a senior unsecured term loan agreement (the “Term Loan”). The Term Loan consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. The Term Loan matures on April 4, 2014, and bears interest at 2.25% over LIBOR or 1.25% over the base rate. The Term Loan could not have been prepaid during the first year but thereafter may be prepaid without premium or penalty.

Covenants.    The agreement governing the Term Loan contains covenants that limit the Company and its subsidiaries’ ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or its subsidiaries’ assets. The Company and its subsidiaries would not be required to comply with certain of these covenants if the Term Loan receives and maintains an investment grade rating by both Standard and Poor’s and Moody’s and the Company and its subsidiaries are and remain in compliance with the agreement.

Asset sales.    The agreement governing the Term Loan provides that the Company’s asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. The Company would be required to use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under the Company’s senior secured revolving credit facility, or to invest in additional assets in a business related to the Company’s business. To the extent proceeds not so used within the time period exceed $10.0 million, the Company would be required to make an offer to prepay the Term Loan plus accrued but unpaid interest, if any, to the date of prepayment.

Change in control.    If the Company experienced a change in control as defined in the agreement, then the Company is required under the agreement to make an offer to prepay the Term Loan at 101% of the principal amount plus accrued and unpaid interest, if any, to the date of prepayment.

Events of default.    The agreement contains customary events of default, including failure to pay principal, failure to pay interest after a 30-day grace period, failure to comply with the merger, consolidation and sale of property covenant, failure to comply with other covenants in the agreement for a period of 30 days after notice

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

given to the Company, failure to satisfy certain judgments in excess of $25.0 million after a 30-day grace period, and certain events involving bankruptcy, insolvency or reorganization. The agreement also contains a cross-acceleration event of default that applies if debt of the Company or any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity.

Use of proceeds — redemption of senior notes due 2012.    On April 4, 2007, the Company borrowed the maximum available of $322.6 million under the Term Loan and used the borrowings plus cash on hand of $66.4 million to redeem all of its then-outstanding $380.0 million floating rate senior notes due 2012 and to pay related redemption premiums, transaction fees and expenses, and accrued interest of $9.0 million.

Senior Notes due 2015

Principal, interest and maturity.    On December 22, 2004, the Company issued $450.0 million in notes to qualified institutional buyers (the “Senior Notes due 2015”). The Senior Notes due 2015 were unsecured obligations that ranked equally with all of the Company’s other existing and future unsecured and unsubordinated debt. During the third quarter of 2008, the Company repurchased $3.8 million of the Senior Notes due 2015 on the open market for a net gain of $0.2 million. The Company redeemed all of the remaining outstanding Senior Notes due 2015 in May 2010, as described below.

Senior Notes due 2016

Principal, interest and maturity.    On March 17, 2006, the Company issued $350.0 million in notes to qualified institutional buyers (the “Senior Notes due 2016”). The Senior Notes due 2016 are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. They are 10-year notes maturing on April 1, 2016, and bear interest at 8.875% per annum, payable semi-annually in arrears on April 1 and October 1. They were redeemable by the Company, in whole or in part, at any time prior to April 1, 2011, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption and a “make-whole” premium. Starting on April 1, 2011, the Company may redeem all or any portion of the Senior Notes due 2016, at once or over time, at redemption prices specified in the indenture, after giving the required notice under the indenture. The Senior Notes due 2016 were offered at par. Costs representing underwriting fees and other expenses of $8.0 million are amortized over the term of the notes to interest expense.

The covenants, events of default, asset sale, change of control, and other terms of the Senior Notes due 2016 are comparable to those contained in the indentures governing the Company’s Term Loan described above, including the covenant suspension term that was in effect at November 27, 2011, and will remain in effect until such time as the Company obtains the required investment grade rating.

Exchange offer.    In July 2006, after a required exchange offer, all of the Senior Notes due 2016 were exchanged for new notes on identical terms, except that the new notes are registered under the Securities Act of 1933.

Use of proceeds — Prepayment of term loan.    In March 2006, the Company used the proceeds of the additional Euro Notes due 2013 and the Senior Notes due 2016 plus cash on hand to prepay the remaining balance of the existing Term Loan of $488.8 million.

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

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

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

Euro Notes due 2018 and Senior Notes due 2020

Principal, interest and maturity.    On May 6, 2010, the Company issued €300.0 million in aggregate principal amount of 7.75% Euro senior notes due 2018 (the “Euro Notes due 2018”) and $525.0 million in aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes due 2020”) to qualified institutional buyers. The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Euro Notes due 2018 mature on May 15, 2018, and the Senior Notes due 2020 mature on May 15, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2010. The Company may redeem some or all of the Euro Notes due 2018 prior to May 15, 2014, and some or all of the Senior Notes due 2020 prior to May 15, 2015, each at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium; after these dates, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to May 15, 2013, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of each series of notes with the proceeds of one or more public equity offerings at a redemption price of 107.750% and 107.625% of the principal amount of the Euro Notes due 2018 and Senior Notes due 2020, respectively, plus accrued and unpaid interest, if any, to the date of redemption. Costs representing underwriting fees and other expenses of $17.5 million are amortized over the term of the notes to interest expense.

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

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

On May 21, 2010, the Company also repurchased ¥10,883,500,000 in principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $100.0 million including accrued interest.

The tender offer, redemption and partial repurchase described above, as well as underwriting fees associated with the new issuance, were funded with the proceeds from the issuance of the Euro Notes due 2018 and the Senior Notes due 2020.

Short-term Borrowings

Short-term borrowings consist of term loans and revolving credit facilities at various foreign subsidiaries which the Company expects to either pay over the next twelve months or refinance at the end of their applicable terms. Certain of these borrowings are guaranteed by stand-by letters of credit allocated under the Company’s senior secured revolving credit facility.

Loss on Early Extinguishment of Debt

For the year ended November 27, 2011, the Company recorded a loss on early extinguishment of debt of $0.2 million as a result of the credit facility refinancing activities during the fourth quarter of 2011.

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

Principal Payments on Short-term and Long-term Debt

The table below sets forth, as of November 27, 2011, the Company’s required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)
2012	$154,747
2013	—
2014	324,032
2015	—
2016	568,243
Thereafter	925,350

Total future debt principal payments	$1,972,372

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during 2011, 2010 and 2009 was 6.90%, 7.05% and 7.44%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.

Dividends and Restrictions

The terms of certain of the indentures relating to the Company’s unsecured notes and its senior secured revolving credit facility agreement contain covenants that restrict the Company’s ability to pay dividends to its stockholders. The Company paid cash dividends of $20 million in each of 2011, 2010 and 2009. For further

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

information, see Note 14. As of November 27, 2011, and at the time the dividends were paid, the Company met the requirements of its debt instruments. Subsidiaries of the Company that are not wholly-owned subsidiaries are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. There are no restrictions under the Company’s senior secured revolving credit facility or its indentures on the transfer of the assets of the Company’s subsidiaries to the Company in the form of loans, advances or cash dividends without the consent of a third party.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The following tables summarize activity of the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,131,765	$1,061,265	$164,308	$176,765
Service cost	10,241	7,794	478	474
Interest cost	60,314	59,680	7,629	8,674
Plan participants’ contribution	1,177	1,212	5,832	6,115
Plan amendments	—	3,138	—	—
Actuarial loss (gain)(1)	75,268	67,276	2,323	(2,005)
Net curtailment (gain) loss	(7,132)	93	—	—
Impact of foreign currency changes	(2,027)	(7,004)	—	—
Plan settlements	(4,051)	(3,115)	—	—
Special termination benefits	120	312	—	—
Benefits paid	(61,998)	(58,886)	(24,510)	(25,715)

Benefit obligation at end of year	$1,203,677	$1,131,765	$156,060	$164,308

Change in plan assets:
Fair value of plan assets at beginning of year	$731,676	$681,008	$—	$—
Actual return on plan assets	39,091	76,546	—	—
Employer contribution	67,584	37,945	18,678	19,600
Plan participants’ contributions	1,177	1,212	5,832	6,115
Plan settlements	(4,051)	(3,115)	—	—
Impact of foreign currency changes	(1,565)	(3,034)	—	—
Benefits paid	(61,998)	(58,886)	(24,510)	(25,715)

Fair value of plan assets at end of year	771,914	731,676	—	—

Unfunded status at end of year	$(431,763)	$(400,089)	$(156,060)	$(164,308)

(1)	Actuarial losses and (gains) in the Company’s pension benefit plans resulted from changes in discount rate assumptions, primarily for the Company’s U.S. plans. Changes in financial markets during 2011, including a decrease in corporate bond yield indices, caused a reduction in the discount rates used to measure the benefit obligations.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Amounts recognized in the consolidated balance sheets as of November 27, 2011, and November 28, 2010, consist of the following:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(Dollars in thousands)
Prepaid benefit cost	$—	$264	$—	$—
Accrued benefit liability — current portion	(7,876)	(7,903)	(15,954)	(17,243)
Accrued benefit liability — long-term portion	(423,887)	(392,450)	(140,108)	(147,065)

	$(431,763)	$(400,089)	$(156,062)	$(164,308)

Accumulated other comprehensive loss:
Net actuarial loss	$(395,554)	$(326,417)	$(46,393)	$(49,094)
Net prior service benefit (cost)	806	(2,096)	16,849	45,794

	$(394,748)	$(328,513)	$(29,544)	$(3,300)

The accumulated benefit obligation for all defined benefit plans was $1.2 billion and $1.1 billion at November 27, 2011, and November 28, 2010, respectively. Information for the Company’s defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2011	2010
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,133,801	$1,045,871
Aggregate fair value of plan assets	713,818	665,029
Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,203,677	$1,124,777
Aggregate fair value of plan assets	771,914	724,425

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The components of the Company’s net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$10,241	$7,794	$5,254	$478	$474	$428
Interest cost	60,314	59,680	61,698	7,629	8,674	11,042
Expected return on plan assets	(52,959)	(46,085)	(42,191)	—	—	—
Amortization of prior service cost (benefit)(1)	47	453	792	(28,945)	(29,566)	(39,698)
Amortization of actuarial loss	14,908	26,660	17,082	5,025	5,608	1,734
Curtailment loss	129	106	1,176	—	—	467
Special termination benefit	120	312	78	—	—	—
Net settlement loss	714	425	1,655	—	—	—

Net periodic benefit cost (income)	33,514	49,345	45,544	(15,813)	(14,810)	(26,027)

Changes in accumulated other comprehensive loss:
Actuarial loss (gain)(2)	84,593	40,223		2,324	(2,005)
Amortization of prior service (cost) benefit(1)	(47)	(453)		28,945	29,566
Amortization of actuarial loss	(14,908)	(26,660)		(5,025)	(5,608)
Curtailment loss	(3,064)	(13)		—	—
Net settlement loss	(338)	(425)		—	—

Total recognized in accumulated other comprehensive loss	66,236	12,672		26,244	21,953

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$99,750	$62,017		$10,431	$7,143

(1)	Postretirement benefits amortization of prior service benefit recognized during each of years 2011, 2010, and 2009 relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	Reflects the impact of the changes in the discount rate assumptions at year-end remeasurement for the pension and postretirement benefit plans for 2011 and 2010.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost (income) in 2012 for the Company’s defined benefit pension and postretirement benefit plans are expected to be a cost of $12.5 million and a benefit of $11.2 million, respectively.

Assumptions used in accounting for the Company’s benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.5%	5.8%	4.9%	5.2%
Expected long-term rate of return on plan assets	6.9%	6.9%
Rate of compensation increase	4.0%	4.0%
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.9%	5.4%	4.5%	4.9%
Rate of compensation increase	3.5%	3.9%
Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			7.6%	7.8%
Rate trend to which the cost trend is assumed to decline			4.5%	4.5%
Year that rate reaches the ultimate trend rate			2028	2028

For the Company’s U.S. benefit plans, the discount rate used to determine the present value of the future pension and postretirement plan obligations was based on a yield curve constructed from a portfolio of high quality corporate bonds with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. The Company utilized a variety of country-specific third-party bond indices to determine the appropriate discount rates to use for the benefit plans of its foreign subsidiaries.

The Company bases the overall expected long-term rate of return on assets on anticipated long-term returns of individual asset classes and each pension plans’ target asset allocation strategy based on current economic conditions. For the U.S. pension plan, the expected long-term returns for each asset class are determined through a mean-variance model to estimate 20 year returns for the plan.

Health care cost trend rate assumptions are a significant input in the calculation of the amounts reported for the Company’s postretirement benefits plans. A one percentage-point change in assumed health care cost trend rates would have no significant effect on the total service and interest cost components or on the postretirement benefit obligation.

Consolidated pension plan assets relate primarily to the U.S. pension plan. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets. The Company’s investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective of generating long-term growth in plan assets at a reasonable level of risk. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company’s U.S. pension plan assets are 43-47% for equity securities, 43-47% for fixed income securities and 8-12% for other alternative investments, including real estate.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The fair value of the Company’s pension plan assets by asset class are as follows:

	Year Ended November 27, 2011
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$6,050	$6,050	$—	$—
Equity securities(1)
U.S. large cap	168,347	—	168,347	—
U.S. small cap	32,513	—	32,513	—
International	139,931	—	139,931	—
Fixed income securities(2)	353,887	—	353,887	—
Other alternative investments
Real estate(3)	53,766	—	53,766	—
Private equity(4)	4,611	—	—	4,611
Hedge fund(5)	4,677	—	4,677	—
Other(6)	8,132	—	8,132	—

Total investments at fair value	$771,914	$6,050	$761,253	$4,611

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

(4)	Represents holdings in a diversified portfolio of private equity funds and direct investments in companies located primarily in North America. Fair values are determined by investment fund managers using primarily unobservable market data.

(5)	Primarily invested in a diversified portfolio of equities, bonds, alternatives and cash with a low tolerance for capital loss.

(6)	Primarily relates to accounts held and managed by a third-party insurance company for employee-participants in Belgium. Fair values are based on accumulated plan contributions plus a contractually-guaranteed return plus a share of any incremental investment fund profits.

The fair value of plan assets are composed of U.S. plan assets of approximately $649 million and non-U.S. plan assets of approximately $123 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of comingled trust funds that passively track various market indices.

The Company’s estimated future benefit payments to participants, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

Fiscal year	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2012	$57,354	$18,632	$75,986
2013	58,375	18,137	76,512
2014	57,910	17,657	75,567
2015	59,538	17,249	76,787
2016	60,267	16,776	77,043
2017-2021	339,084	75,636	414,720

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

At November 27, 2011, the Company’s contributions to its pension plans in 2012 were estimated to be approximately $64.5 million.

NOTE 9:     EMPLOYEE INVESTMENT PLANS

The Company’s Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible home office employees. The Company matches 125% of ESIP participant’s contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company’s employee investment plans for the years ended November 27, 2011, November 28, 2010, and November 29, 2009, were $10.3 million, $9.7 million and $10.0 million, respectively.

NOTE 10:     EMPLOYEE INCENTIVE COMPENSATION PLANS

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. The Company’s home office employees are eligible for this plan. Total amounts charged to expense for the years ended November 27, 2011, November 28, 2010, and November 29, 2009, were $54.0 million, $46.1 million and $51.9 million, respectively. As of November 27, 2011, and November 28, 2010, the Company had accrued $52.6 million and $49.8 million, respectively, for the AIP.

Long-Term Incentive Plans

2006 Equity Incentive Plan (“EIP”).    In July 2006, the Company’s board of directors adopted, and the stockholders approved, the EIP. For more information on this plan, see Note 11.

2005 Long-Term Incentive Plan (“LTIP”).    The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company’s performance over the period measured against the following pre-established targets: (i) the target compound annual growth rate of the Company’s earnings adjusted for certain items such as interest and taxes for the three-year period; and (ii) the target compound annual growth rate in the Company’s net revenues over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives.

The Company recorded a net reversal of expense for the LTIP of $2.5 million for the year ended November 27, 2011, and expense for the LTIP of $10.6 million and $10.2 million for the years ended November 28, 2010, and November 29, 2009, respectively. As of November 27, 2011, and November 28, 2010, the Company had accrued a total of $14.9 million and $26.5 million, respectively, for the LTIP, of which $11.3 million was recorded in “Accrued salaries, wages and employee benefits” as of November 27, 2011, and $3.6 million and $17.4 million were recorded in “Long-term employee related benefits” as of November 27, 2011, and November 28, 2010, respectively, on the Company’s consolidated balance sheets.

NOTE 11:     STOCK-BASED INCENTIVE COMPENSATION PLANS

The Company recognized stock-based compensation expense of $6.6 million, $11.7 million and $9.1 million, and related income tax benefits of $2.7 million, $4.5 million and $3.3 million, respectively, for the years ended November 27, 2011, November 28, 2010, and November 29, 2009. As of November 27, 2011, there was $11.1 million of total unrecognized compensation cost related to nonvested awards, which cost is expected to be

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

recognized on a straight-line basis over a weighted-average period of 2.9 years. Total unrecognized compensation cost related to nonvested awards includes the net estimated expense for awards to be granted in February 2012 under the employment agreement with the Company’s chief executive officer, for which the first cliff vesting period will be on September 1, 2012. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

2006 Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan (“EIP”), a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be granted. The EIP also provides for the grant of performance awards in the form of cash or equity. The aggregate number of shares of common stock authorized for issuance under the EIP is 700,000 shares. At November 27, 2011, 624,217 shares remained available for issuance.

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

Only non-employee members of the Company’s board of directors have received RSUs. Each recipient’s initial grant of RSUs is converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. Subsequent grants of RSUs provide recipients with the opportunity to make deferral elections regarding when the Company’s common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted to common stock upon vesting. The RSUs additionally have “dividend equivalent rights,” of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

Shares of common stock will be issued from the Company’s authorized but unissued shares and are subject to the Stockholders Agreement that govern all shares.

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

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

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

SARs.    The Company grants SARs to a small group of the Company’s senior executives. SAR activity during the years ended November 27, 2011, and November 28, 2010, was as follows:

	Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at November 29, 2009	1,712,556	$41.73	4.7
Granted	589,092	36.50
Exercised	(6,889)	24.75
Forfeited	(133,914)	36.89
Expired	(245,825)	43.35

Outstanding at November 28, 2010	1,915,020	$40.32	4.5
Granted	599,370	43.06
Exercised	(26,381)	27.26
Forfeited	(380,332)	41.08
Expired	(86,666)	55.15

Outstanding at November 27, 2011	2,021,011	$40.52	3.9

Vested and expected to vest at November 27, 2011	1,979,703	$40.54	3.9

Exercisable at November 27, 2011	1,555,052	$41.17	3.4

The vesting terms of SARs range from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years.

The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	SARs Granted
	2011	2010	2009
Weighted-average grant date fair value	$16.08	$13.10	$11.98
Weighted-average assumptions:
Expected life (in years)	4.6	4.5	4.5
Expected volatility	46.9%	48.0%	59.2%
Risk-free interest rate	2.0%	2.1%	1.9%
Expected dividend	1.2%	2.0%	0.4%

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

RSUs.    The Company grants RSUs to certain members of its Board of Directors. RSU activity during the years ended November 27, 2011, and November 28, 2010, was as follows:

	Units	Weighted-Average Fair Value
Outstanding at November 29, 2009	75,840	$34.63
Granted	28,032	35.34
Converted	(37,617)	31.65
Forfeited	—	—

Outstanding at November 28, 2010	66,255	$36.63
Granted	30,584	39.57
Converted	(37,331)	35.88
Forfeited	—	—

Outstanding, vested and expected to vest at November 27, 2011	59,508	$38.61

The weighted-average grant date fair value of RSUs was estimated using the Evercore stock valuation.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

TSRP activity during the years ended November 27, 2011, and November 28, 2010, was as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End
Outstanding at November 29, 2009	908,075	$32.52	$8.56
Granted	473,275	36.40
Exercised	—	—
Forfeited	(139,925)	33.39

Outstanding at November 28, 2010	1,241,425	$33.91	$13.20

Granted	431,925	42.65
Exercised	—	—
Forfeited	(255,750)	32.37
Expired	(248,850)	49.80

Outstanding at November 27, 2011	1,168,750	$34.09	$6.59

Vested and expected to vest at November 27, 2011	1,029,758	$33.22	$6.73

Exercisable at November 27, 2011	436,875	$24.84	$8.40

The weighted-average fair value of TSRPs at November 27, 2011, and November 28, 2010, was estimated using the Black-Scholes option valuation model. The weighted-average assumptions used in the model were as follows:

	TSRPs Outstanding at
	November 27, 2011	November 28, 2010
Weighted-average assumptions:
Expected life (in years)	1.1	1.2
Expected volatility	46.9%	46.2%
Risk-free interest rate	0.1%	0.3%
Expected dividend	1.2%	2.0%

NOTE 12:    LONG-TERM EMPLOYEE RELATED BENEFITS

The liability for long-term employee related benefits was comprised of the following:

	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Workers’ compensation	$17,394	$18,073
Deferred compensation	53,064	60,418
Non-current portion of liabilities for long-term and stock-based incentive plans	5,062	24,273

Total	$75,520	$102,764

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Workers’ Compensation

The Company maintains a workers’ compensation program in the U.S. that provides for statutory benefits arising from work-related employee injuries. As of November 27, 2011, and November 28, 2010, the current portions of workers’ compensation liabilities were $2.3 million and $2.7 million, respectively, and were included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Deferred Compensation

Deferred compensation plan for executives and outside directors, established January 1, 2003.     The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 27, 2011, and November 28, 2010, these plan liabilities totaled $21.1 million and $18.8 million, respectively, of which $6.3 million and $1.1 million was included in “Accrued salaries, wages and employee benefits” as of November 27, 2011, and November 28, 2010, respectively. The Company held funds of approximately $18.1 million and $18.3 million in an irrevocable grantor’s rabbi trust as of November 27, 2011, and November 28, 2010, respectively, related to this plan. Rabbi trust assets are included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

Deferred compensation plan for executives, prior to January 1, 2003.     The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 27, 2011, and November 28, 2010, liabilities for this plan totaled $43.1 million and $48.9 million, respectively, of which $4.9 million and $6.2 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company’s consolidated balance sheets.

Interest earned by the participants in deferred compensation plans was $0.7 million, $5.6 million and $10.1 million for the years ended November 27, 2011, November 28, 2010, and November 29, 2009, respectively. The charges were included in “Interest expense” in the Company’s consolidated statements of income.

NOTE 13:     COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 27, 2011, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)
2012	$148,864
2013	117,007
2014	90,555
2015	75,208
2016	64,229
Thereafter	194,383

Total future minimum lease payments	$690,246

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

In general, leases relating to real estate include renewal options of up to approximately 27 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 57 years. Some leases contain escalation clauses relating to increases in operating costs. Rental expense for the years ended November 27, 2011, November 28, 2010, and November 29, 2009, was $174.6 million, $161.2 million and $151.8 million, respectively.

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

Other Contingencies

Other litigation.    In the ordinary course of business, the Company has various pending cases involving contractual matters, facility- and employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any of these pending legal proceedings that will have a material impact on its financial condition, results of operations or cash flows.

NOTE 14:    DIVIDEND PAYMENT

The Company paid cash dividends of $20 million in the first quarter of 2011 and in the second quarters of 2010 and 2009. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company’s Board of Directors depending upon, among other factors, the income tax impact to the dividend recipients, the Company’s financial condition and compliance with the terms of the Company’s debt agreements. In 2010 and 2009, the payments resulted in a decrease to “Additional paid-in capital” as the Company was in an accumulated deficit position when the dividend was paid.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

NOTE 15:    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.
		Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
	Pension and Postretirement Benefits(1)	Net Investment Hedges	Foreign Currency Translation		Total	Noncontrolling Interest	Totals
	(Dollars in thousands)
Accumulated other comprehensive income (loss) at November 30, 2008	$(68,161)	$(12,297)	$(43,476)	$(3,981)	$(127,915)	$8,051	$(119,864)

Gross changes	(178,577)	(59,429)	21,550	3,178	(213,278)	1,894	(211,384)
Tax	69,858	22,409	331	(1,272)	91,326	—	91,326

Other comprehensive income (loss), net of tax	(108,719)	(37,020)	21,881	1,906	(121,952)	1,894	(120,058)

Accumulated other comprehensive income (loss) at November 29, 2009	(176,880)	(49,317)	(21,595)	(2,075)	(249,867)	9,945	(239,922)

Gross changes	(34,625)	37,143	(20,833)	3,615	(14,700)	130	(14,570)
Tax	12,698	(14,215)	(4,701)	(1,383)	(7,601)	—	(7,601)

Other comprehensive income (loss), net of tax	(21,927)	22,928	(25,534)	2,232	(22,301)	130	(22,171)

Accumulated other comprehensive income (loss) at November 28, 2010	(198,807)	(26,389)	(47,129)	157	(272,168)	10,075	(262,093)

Gross changes	(92,480)	(3,758)	(10,881)	(1,149)	(108,268)	794	(107,474)
Tax	35,603	1,454	(3,068)	445	34,434	—	34,434

Other comprehensive income (loss), net of tax	(56,877)	(2,304)	(13,949)	(704)	(73,834)	794	(73,040)

Accumulated other comprehensive income (loss) at November 27, 2011	$(255,684)	$(28,693)	$(61,078)	$(547)	$(346,002)	$10,869	$(335,133)

(1)	Pension and postretirement benefit amounts primarily resulted from the actuarial losses recorded in conjunction with the year-end remeasurements of pension obligations, and were principally due to a decline in discount rates caused by changes in the financial markets, including a decrease in corporate bond yield indices.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

NOTE 16:     OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in Thousands)
Foreign exchange management gains (losses)(1)	$15,310	$(6,179)	$(69,554)
Foreign currency transaction (losses) gains(2)	(20,251)	9,940	25,651
Interest income	1,618	2,232	2,537
Other	2,048	654	1,921

Total other income (expense), net	$(1,275)	$6,647	$(39,445)

(1)	Foreign exchange management gains and losses reflect the impact of foreign currency fluctuation on the Company’s forward foreign exchange contracts. Gains in 2011 primarily resulted from favorable currency fluctuations in the fourth quarter, relative to negotiated contract rates, including the appreciation of the U.S. Dollar against various foreign currencies. Losses in 2010 were primarily due to the weakening of the U.S. Dollar against the Australian Dollar and the Swedish Krona relative to the contracted rates.

(2)	Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company’s foreign currency denominated balances. Losses in 2011 were primarily due to the depreciation of the U.S. Dollar, the Turkish Lira and the Polish Zloty against various foreign currencies. Gains in 2010 were primarily due to the appreciation of British Pound Sterling against the Euro during the year, and the appreciation of the U.S. Dollar against the Japanese Yen in the first half of the year.

NOTE 17:    INCOME TAXES

The Company’s income tax expense was $67.7 million, $86.2 million and $39.2 million for the years 2011, 2010 and 2009, respectively. The decrease in income tax expense for 2011 as compared to 2010 was primarily caused by the decrease in income before income taxes, an increase in the proportion of the Company’s 2011 earnings in foreign jurisdictions where the Company is subject to lower tax rates, as well as an unfavorable net impact of income tax charges recognized in 2010. In 2010, the Company recognized a $27.5 million tax charge for the valuation allowance to fully offset the amount of deferred tax assets in Japan and a $14.5 million tax charge for a reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act (Health Care Act). These charges in 2010 were partially offset by a $34.2 million tax benefit arising from plans to repatriate the prior undistributed earnings of foreign subsidiaries.

The 2010 increase in income tax expense as compared to 2009 was primarily driven by the $42.0 million income tax charges recognized in 2010 relating to a valuation allowance in Japan and the enactment of the Health Care Act, as described above, as well as the increase in income before income taxes.

The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Domestic	$114,236	$165,489	$45,992
Foreign	88,591	70,109	143,933

Total income before income taxes	$202,827	$235,598	$189,925

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 27,	November 28,	November 29,
	2011	2010	2009
	(Dollars in thousands)
U.S. Federal
Current	$19,992	$12,259	$17,949
Deferred	40,435	24,507	(11,866)

	60,427	36,766	6,083

U.S. State
Current	(10)	2,854	5,361
Deferred	(617)	2,454	5,077

	(627)	5,308	10,438

Foreign
Current	31,580	39,926	21,031
Deferred	(23,665)	4,152	1,661

	7,915	44,078	22,692

Consolidated
Current	51,562	55,039	44,341
Deferred	16,153	31,113	(5,128)

Total income tax expense	$67,715	$86,152	$39,213

The Company’s effective tax rate was 33.4%, 36.6% and 20.6% for 2011, 2010 and 2009, respectively. The Company’s income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 27, 2011		November 28, 2010		November 29, 2009
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$70,990	35.0%	$82,459	35.0%	$66,474	35.0%
State income taxes, net of U.S. federal impact	1,535	0.8%	1,894	0.8%	6,976	3.7%
Change in Health Care Act legislation	—	—	14,481	6.2%	—	—
Change in valuation allowance	(2,421)	(1.2)%	28,278	12.0%	4,090	2.2%
Impact of foreign operations	(2,148)	(1.1)%	(40,668)	(17.3)%	(38,703)	(20.4)%
Reassessment of tax liabilities due to change in estimate	(51)	—	162	0.1%	(917)	(0.5)%
Other, including non-deductible expenses	(190)	(0.1)%	(454)	(0.2)%	1,293	0.6%

Total	$67,715	33.4%	$86,152	36.6%	$39,213	20.6%

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Change in Health Care Act legislation.    In 2010, the $14.5 million tax charge was caused by the reduction in the related deferred tax assets resulting from the enactment of the Health Care Act. The tax treatment of Medicare Part D subsidies changed during the second quarter of 2010 as a result of the Health Care Act. The Health Care Act includes a provision eliminating, beginning in the Company’s tax year 2014, the tax deductibility of the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees to the extent of the Federal subsidy received. Accordingly, the Company recorded a non-recurring, non-cash tax charge to recognize the reduction in the related deferred tax assets in the period the legislation was enacted.

Change in valuation allowance.    This item relates to changes in the Company’s expectations regarding its ability to realize certain deferred tax assets. In 2011, the $2.4 million net release was primarily driven by a valuation allowance reversal relating to state net operating loss carryforwards and foreign deferred tax assets in certain foreign jurisdictions.

The following table details the changes in valuation allowance during the year ended November 27, 2011:

	Valuation Allowance at November 28, 2010	Changes in Related Gross Deferred Tax Asset	Release	Valuation Allowance at November 27, 2011
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$2,079	$(835)	$(1,244)	$—
Foreign net operating loss carryforwards and other foreign deferred tax assets	94,947	4,966	(1,177)	98,736

	$97,026	$4,131	$(2,421)	$98,736

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

Impact of foreign operations.    The $2.1 million benefit in 2011 is primarily due to the taxation of foreign profits in jurisdictions with tax rates lower than the U.S. statutory rate of 35%, net of the additional U.S. income tax imposed upon distributions of foreign earnings in 2011.

The $40.7 million benefit in 2010 was primarily driven by a $34.2 million tax benefit arising from the Company’s implementation of specific plans during the fourth quarter of 2010 to repatriate the prior undistributed earnings of certain foreign subsidiaries during 2011. As a result of the planned distribution, as of November 28, 2010, the Company recognized a deferred tax asset and a corresponding tax benefit of $34.2 million, for the foreign tax credits in excess of the associated U.S. federal income tax liability that are expected to become available upon the planned distribution. This distribution was completed during 2011.

The $38.7 million benefit in 2009 was primarily driven by a $33.2 million tax benefit arising from the Company’s implementation of specific plans during the fourth quarter of 2009 to repatriate the prior undistributed earnings of certain foreign subsidiaries during 2010. As a result of the planned distribution, as of November 29, 2009, the Company recognized a deferred tax asset and a corresponding tax benefit of $33.2 million, for the foreign tax credits in excess of the associated U.S. federal income tax liability that were expected to become available upon the planned distribution. This distribution was completed during 2010.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets and deferred tax liabilities were as follows:

	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Basis differences in foreign subsidiaries	$—	$34,203
Foreign tax credit carryforwards	247,003	195,032
State net operating loss carryforwards	14,861	13,555
Foreign net operating loss carryforwards	126,365	100,796
Employee compensation and benefit plans	274,534	264,828
Prepaid royalties	—	44,050
Restructuring and special charges	18,703	12,755
Sales returns and allowances	35,429	34,656
Inventory	10,240	8,249
Property, plant and equipment	16,037	16,189
Unrealized gains/losses on investments	19,385	18,125
Other	48,884	51,533

Total gross deferred tax assets	811,441	793,971
Less: Valuation allowance	(98,736)	(97,026)

Total net deferred tax assets	$712,705	$696,945

Current
Deferred tax assets	$108,726	$148,698
Valuation allowance	(9,182)	(10,806)

Total current deferred tax assets	$99,544	$137,892

Long-term
Deferred tax assets	$702,715	$645,273
Valuation allowance	(89,554)	(86,220)

Total long-term deferred tax assets	$613,161	$559,053

Basis differences in foreign subsidiaries.    The Company recognizes deferred taxes with respect to basis differences in its investments in foreign subsidiaries that are expected to reverse in the foreseeable future and which exist primarily due to undistributed foreign earnings. In 2011, no deferred tax asset is recognized for this item. In 2010, as further described above, the Company recognized a $34.2 million deferred tax asset relating to the planned repatriation of prior undistributed earnings of certain foreign subsidiaries which occurred during 2011.

Foreign tax credit carryforwards.    As of November 27, 2011, the Company had a gross deferred tax asset for foreign tax credit carryforwards of $247.0 million. This asset increased from $195.0 million in the prior year period primarily due to foreign tax credits in excess of the associated U.S. federal income tax liability arising from the repatriation of foreign earnings, net of the amount of the anticipated utilization in the 2011 federal income tax return. The foreign tax credit carryforward of $247.0 million existing at November 27, 2011, is subject to expiration from 2012 to 2021, if not utilized.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

State net operating loss carryforwards.    As of November 27, 2011, the Company had a gross deferred tax asset of $14.9 million for state net operating loss carryforwards of approximately $299.4 million. These loss carryforwards are subject to expiration from 2012 to 2031, if not utilized.

Foreign net operating loss carryforwards.     As of November 27, 2011, cumulative foreign operating losses of $422.9 million generated by the Company are available to reduce future taxable income. Approximately $239.8 million of these operating losses expire between the years 2012 and 2027. The remaining $183.1 million are available as indefinite carryforwards under applicable tax law. The gross deferred tax asset for the cumulative foreign operating losses of $126.4 million is partially offset by a valuation allowance of $89.6 million to reduce this gross asset to the amount that will more likely than not be realized.

Uncertain Income Tax Positions

As of November 27, 2011, the Company’s total amount of unrecognized tax benefits was $143.4 million, of which $87.9 million would impact the Company’s effective tax rate, if recognized. As of November 28, 2010, the Company’s total gross amount of unrecognized tax benefits was $150.7 million, of which $87.2 million would impact the Company’s effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due to the change in recognition of the benefit associated with certain tax positions, primarily in foreign jurisdictions, as a result of the expiration of applicable statute of limitations.

The following table reflects the changes to the Company’s unrecognized tax benefits for the year ended November 27, 2011, and November 28, 2010:

(Dollars in thousands)
Gross unrecognized tax benefits as of November 29, 2009	$160,538
Increases related to current year tax positions	5,305
Increases related to tax positions from prior years	1,115
Decreases related to tax positions from prior years	(3,465)
Settlement with tax authorities	(566)
Lapses of statutes of limitation	(11,093)
Other, including foreign currency translation	(1,132)

Gross unrecognized tax benefits as of November 28, 2010	150,702
Increases related to current year tax positions	4,309
Increases related to tax positions from prior years	307
Decreases related to tax positions from prior years	(2,357)
Settlement with tax authorities	(1,676)
Lapses of statutes of limitation	(6,226)
Other, including foreign currency translation	(1,662)

Gross unrecognized tax benefits as of November 27, 2011	$143,397

The Company believes that it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $97.9 million, of which as much as $69.1 million would impact the Company’s effective tax rate, due primarily to the potential resolution of a refund claim with the State of California. However, at this point it is not possible to estimate whether the Company will realize any significant income tax benefit upon the resolution of this claim.

As of November 27, 2011, and November 28, 2010, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $16.5 million and $16.6 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The IRS examination of the Company’s 2003-2008 U.S. federal income tax returns was still in progress as of November 27, 2011. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
U.S. federal	2003-2011
California	1986-2011
Belgium	2008-2011
United Kingdom	2010-2011
Spain	2007-2011
Mexico	2005-2011
Canada	2004-2011
Hong Kong	2005-2011
Italy	2005-2011
France	2008-2011
Turkey	2007-2011

NOTE 18:     RELATED PARTIES

Directors

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2011, 2010 and 2009, the Company donated $1.6 million, $3.1 million and $5.5 million, respectively, to the Levi Strauss Foundation.

Stephen C. Neal, a director and, effective September 1, 2011, Chairman of the Board of Directors, is Chairman of the law firm Cooley LLP. In 2010 and 2009, the Company paid fees to Cooley LLP of approximately $0.2 million and $0.6 million, respectively.

NOTE 19:     BUSINESS SEGMENT INFORMATION

The Company manages its business according to three regional segments, the Americas, Europe and Asia Pacific. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income. The Company reports net trade receivables and inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.

In each of 2010 and 2011, accountability for information technology, human resources, advertising and promotion, and marketing staff costs of a global nature, that in prior years had been captured in the Company’s geographic regions, was centralized under corporate management. Subsequent to these changes, these costs were classified as corporate expenses. These costs were not significant to any of the Company’s regional segments individually in any of the periods presented herein, and accordingly business segment information for prior years has not been revised.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

Business segment information for the Company was as follows:

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Net revenues:
Americas	$2,715,925	$2,549,086	$2,357,662
Europe	1,174,138	1,105,264	1,042,131
Asia Pacific	871,503	756,299	705,973

Total net revenues	$4,761,566	$4,410,649	$4,105,766

Operating income:
Americas	$393,906	$402,530	$346,329
Europe	182,306	163,475	154,839
Asia Pacific	108,065	86,274	90,967

Regional operating income	684,277	652,279	592,135
Corporate expenses	347,884	270,918	214,047

Total operating income	336,393	381,361	378,088
Interest expense	(132,043)	(135,823)	(148,718)
Loss on early extinguishment of debt	(248)	(16,587)	—
Other income (expense), net	(1,275)	6,647	(39,445)

Income before income taxes	$202,827	$235,598	$189,925

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$53,804	$51,050	$44,492
Europe	23,803	25,485	21,599
Asia Pacific	12,878	11,798	11,238
Corporate	27,308	16,563	7,274

Total depreciation and amortization expense	$117,793	$104,896	$84,603

	November 27, 2011
	Americas	Europe	Asia Pacific	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$404,401	$164,077	$66,779	$19,646	$654,903
Inventories	332,955	141,764	130,953	5,730	611,402
All other assets	—	—	—	2,013,250	2,013,250

Total assets					$3,279,555

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

	November 28, 2010
	Americas	Europe	Asia Pacific	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$360,027	$105,189	$69,762	$18,407	$553,385
Inventories	313,920	158,139	104,630	3,214	579,903
All other assets	—	—	—	2,001,961	2,001,961

Total assets					$3,135,249

Geographic information for the Company was as follows:

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Net revenues:
United States	$2,380,096	$2,248,340	$2,107,055
Foreign countries	2,381,470	2,162,309	1,998,711

Total net revenues	$4,761,566	$4,410,649	$4,105,766

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Deferred tax assets:
United States	$643,767	$646,050	$677,245
Foreign countries	68,938	50,895	59,789

Total deferred tax assets	$712,705	$696,945	$737,034

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(Dollars in thousands)
Long-lived assets:
United States	$365,907	$337,592	$270,344
Foreign countries	152,874	169,557	181,023

Total long-lived assets	$518,781	$507,149	$451,367

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE YEARS ENDED NOVEMBER 27, 2011, NOVEMBER 28, 2010, AND NOVEMBER 29, 2009

NOTE 20:    QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2011 and 2010.

Year Ended November 27, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net sales	$1,099,885	$1,074,400	$1,183,890	$1,316,251
Licensing revenue	20,808	18,522	20,127	27,683

Net revenues	1,120,693	1,092,922	1,204,017	1,343,934
Cost of goods sold	562,726	552,226	634,573	719,802

Gross profit	557,967	540,696	569,444	624,132
Selling, general and administrative expenses	459,093	475,720	488,545	532,488

Operating income	98,874	64,976	80,899	91,644
Interest expense	(34,866)	(33,515)	(30,208)	(33,454)
Loss on early extinguishment of debt	—	—	—	(248)
Other income (expense), net	(5,959)	(1,006)	(5,779)	11,469

Income before taxes	58,049	30,455	44,912	69,411
Income tax expense	18,881	9,944	13,612	25,278

Net income	39,168	20,511	31,300	44,133
Net loss (income) attributable to noncontrolling interest	1,507	460	893	(19)

Net income attributable to Levi Strauss & Co.	$40,675	$20,971	$32,193	$44,114

Year Ended November 28, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net sales	$1,016,007	$957,959	$1,090,448	$1,261,494
Licensing revenue	19,199	18,570	18,557	28,415

Net revenues	1,035,206	976,529	1,109,005	1,289,909
Cost of goods sold	502,278	477,108	565,393	642,947

Gross profit	532,928	499,421	543,612	646,962
Selling, general and administrative expenses	425,677	430,199	457,309	528,377

Operating income	107,251	69,222	86,303	118,585
Interest expense	(34,173)	(34,440)	(31,734)	(35,476)
Loss on early extinguishment of debt	—	(16,587)	—	—
Other income (expense), net	12,463	6,694	(7,695)	(4,815)

Income before taxes	85,541	24,889	46,874	78,294
Income tax expense (benefit)	29,672	43,279	20,252	(7,051)

Net income (loss)	55,869	(18,390)	26,622	85,345
Net loss attributable to noncontrolling interest	485	4,009	1,556	1,007

Net income (loss) attributable to Levi Strauss & Co.	$56,354	$(14,381)	$28,178	$86,352

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

As of November 27, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at November 27, 2011, our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 27, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

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

Item 9B.    OTHER INFORMATION

On February 2, 2012, the Board of Directors of the Company granted Stock Appreciation Rights (“SARs”) to the following Named Executive Officers: Charles Bergh received two grants, one in the amount of 436,720 SARs and one in the amount of 498,864 SARs, each in accordance with the terms of his employment agreement; Blake Jorgensen received 85,224 SARs; Anne Rohosy received 75,000 SARs; and Aaron Boey received 65,557 SARs.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following provides information about our directors and executive officers as of February 2, 2012.

Name	Age	Position
Stephen C. Neal(2)(4)	62	Chairman of the Board of Directors
Robert D. Haas(1)(2)(4)	69	Director, Chairman Emeritus
Charles V. Bergh	54	Director, President and Chief Executive Officer
Fernando Aguirre(2)(3)	54	Director
Vanessa J. Castagna(1)(3)	62	Director
Robert A. Eckert(1)(4)	57	Director
Peter E. Haas Jr.(1)(4)	64	Director
Leon J. Level(2)(3)	71	Director
Patricia Salas Pineda(1)(4)	60	Director
Blake Jorgensen	52	Executive Vice President and Chief Financial Officer
Anne Rohosy	53	Executive Vice President and President, Global Dockers® Brand
Aaron Beng-Keong Boey	50	Executive Vice President and President, Global Denizen® Brand

(1)	Member, Human Resources Committee.

(2)	Member, Finance Committee.

(3)	Member, Audit Committee.

(4)	Member, Nominating, Governance and Corporate Citizenship Committee.

Members of the Haas family are descendants of the family of our founder, Levi Strauss. Peter E. Haas Jr. is a cousin of Robert D. Haas.

Stephen C. Neal, a director since 2007, became our Chairman of the Board on September 1, 2011. He is also the chairman of the law firm Cooley LLP, where he was also chief executive officer from 2001 until January 1, 2008. In addition to his extensive experience as a trial lawyer on a broad range of corporate issues, Mr. Neal has represented and advised numerous boards of directors, special committees of boards and individual directors on corporate governance and other legal matters. Prior to joining Cooley in 1995, Mr. Neal was a partner of the law firm Kirkland & Ellis. Mr. Neal brings to the board deep knowledge and broad experience in corporate governance as well as his perspectives drawn from advising many companies throughout his career.

Robert D. Haas, a director since 1980, is our longest-serving director. He served as Chairman from 1989 to February 2008 when he was named Chairman Emeritus. Mr. Haas joined the Company in 1973 and served in a variety of marketing, planning and operating positions including Chief Executive Officer from 1984 to 1999. In 1985, Mr. Haas led the effort to take the Company private through a leveraged buyout. As Chief Executive Officer he oversaw a business turnaround that resulted in more than a decade of substantial growth, paced by international expansion and the launch of the Dockers® brand. Under Mr. Haas’ leadership, the Company pioneered a number of practices and policies that have been adopted by corporations and institutions worldwide. These include HIV/AIDS awareness, education and prevention programs, a comprehensive code of supplier conduct to promote safe and healthy working conditions and full medical benefits for the domestic partners of our employees. Mr. Haas’ deep experience in all aspects of the business as well as his familial connection to the Company’s founder, prior leaders and shareholders, provide him with a unique perspective on matters discussed by the directors.

Charles V. Bergh, a director since he joined the Company on September 1, 2011, is our President and Chief Executive Officer. Prior to joining Levi Strauss & Co., Mr. Bergh was Group President, Global Male Grooming, for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products. He held a progression of leadership roles during his 28-year career at P&G. Mr. Bergh previously served on the Board of

Directors for VF Corporation and on the Economic Development Board, Singapore, and was a member of the US-AESAN Business Council, Singapore. Mr. Bergh’s position as our Chief Executive Officer and his past experience as a leader of large, global consumer brands makes him uniquely suited to be a member of our board of directors.

Fernando Aguirre, a director since October 2010, is currently Chairman of the Board, President and Chief Executive Officer of Chiquita Brands International, Inc., a position he has held since 2004. From 1980 to 2004, Mr. Aguirre served The Procter & Gamble Company (“P&G”) in various capacities, including as President of P&G’s Global Snacks and U.S. Food Products business, President of Global Feminine Care and President of Special Projects. Mr. Aguirre brings to the board his experiences as a leader of large, global consumer brands, and his skills in translating consumer insights into strategies that drive growth across cultures. Mr. Aguirre is also currently a director of Aetna, Inc.

Vanessa J. Castagna, a director since 2007, led Mervyns LLC department stores as its executive chairwoman of the board from 2005 until early 2007. Prior to Mervyns LLC, Ms. Castagna served as chairman and chief executive officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as chief operating officer, and was both president and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001. Ms. Castagna was selected to serve on the board due to her extensive retail leadership experience. She brings to the board a valuable perspective on the retail and wholesale business. Ms. Castagna is currently a director of SpeedFC and Carter’s Inc.

Robert A. Eckert, a director since May 2010, is currently Chairman of the Board of Mattel, Inc. He was also chief executive officer of Mattel, Inc. from May 2000 until December 2011. He previously worked for Kraft Foods, Inc. for 23 years, most recently as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, Inc., and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods, Inc. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity, and decisiveness in driving businesses to successful results. Mr. Eckert has also been a director of McDonald’s Corporation since 2003.

Peter E. Haas Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, Joanne and Peter Haas Jr. Fund, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board, a Trustee Emeritus of the San Francisco Foundation, and he is Vice President of the Peter E. Haas Jr. Fund. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980. Mr. Haas’ background in numerous operational roles specific to the Company and his familial connection to the Company’s founder enable him to engage in board deliberations with valuable insight and experience.

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

Patricia Salas Pineda, a director since 1991, is currently Group Vice President, National Philanthropy and the Toyota USA Foundation for Toyota Motor North America, Inc., an affiliate of one of the world’s largest automotive firms. Ms. Pineda joined Toyota Motor North America, Inc. in September 2004 as Group Vice President of Corporate Communications and General Counsel. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor

Manufacturing, Inc. with which she was associated since 1984. Ms. Pineda was selected as a member of the board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. Her long tenure on the board also provides valuable historical perspective. She is currently a director of the Congressional Hispanic Caucus Institute, a member of the corporate advisory board of the National Council of La Raza, and a member of the board of advisors of Catalyst.

Blake Jorgensen joined us as Executive Vice President and Chief Financial Officer in July 2009. Prior to joining us, Mr. Jorgensen was Chief Financial Officer of Yahoo! Inc., an internet services company from June 2007 to June 2009. Prior to joining Yahoo! Inc., Mr. Jorgensen was the Chief Operating Officer and Co-Director of Investment Banking at Thomas Weisel Partners, which he co-founded in 1998. From December 1998 to January 2002, Mr. Jorgensen served as a Partner and Director of Private Placement at Thomas Weisel Partners. From December 1996 to September 1998, Mr. Jorgensen was a Managing Director and Chief of Staff for the CEO and Executive Committee of Montgomery Securities and a Principal in the Corporate Finance Department of Montgomery Securities. Previously, Mr. Jorgensen worked as a management consultant at MAC Group/Gemini Consulting and Marakon Associates.

Anne Rohosy is our Executive Vice President and President of Global Dockers® brand. Ms. Rohosy joined us in October 2009 as Senior Vice President, Levi’s® North America Commercial Operations, and then served as Senior Vice President, Levi’s® Wholesale, Americas, before being named President of the Global Dockers® Brand in May 2011. Ms. Rohosy’s professional experience in the apparel industry spans more than 20 years with such global brands as Swatch, Liz Claiborne and 15 years with Nike, where she led the company’s commercial strategy development and apparel sales in the United States and Europe.

Aaron Beng-Keong Boey is our Executive Vice President and President of the Global Denizen® brand. Previously, Mr. Boey was Senior Vice President and President, Levi Strauss Asia Pacific, in February 2009 after serving as interim president since October 2008, and Regional Managing Director in our Asia Pacific business from 2005. Mr. Boey was Regional Managing Director for Jacuzzi, Inc. from 2003 until he joined us.

Our Board of Directors

Our board of directors currently has nine members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Mr. Aguirre, Mr. R.D. Haas and Mr. Level) will end at our annual stockholders’ meeting in 2014. The term for directors in Class II (Ms. Castagna, Mr. P. E. Haas Jr. and Mr. Neal) will end at our annual stockholders’ meeting in 2012. The term for directors in Class III (Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders’ meeting in 2013.

Committees.    Our board of directors has four committees.

•

Audit.    Our audit committee provides assistance to the board in the board’s oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held seven meetings during 2011.

— Members: Mr. Level (Chair), Mr. Aguirre and Ms. Castagna.

Mr. Level is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•

Finance.    Our finance committee provides assistance to the board in the board’s oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The finance committee held two meetings in 2011 and otherwise acted by unanimous written consent.

— Members: Mr. Aguirre (Chair), Mr. R.D. Haas, Mr. Level and Mr. Neal.

•

Human Resources.    Our human resources committee provides assistance to the board in the board’s oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The human resources committee held five meetings in 2011.

— Members: Ms. Pineda (Chair), Ms. Castagna, Mr. Eckert, Mr. P.E. Haas Jr. and Mr. R.D. Haas.

•

Nominating, Governance and Corporate Citizenship.    Our nominating, governance and corporate citizenship committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The nominating, governance and corporate citizenship committee held six meetings in 2011.

— Members: Mr. Eckert (Chair), Mr. R.D. Haas, Mr. Neal, Mr. P.E. Haas Jr. and Ms. Pineda.

Board Composition and Risk Management Practices

Board Leadership

While our by-laws do not require separation of the offices of chairman and chief executive officer, these positions are held by different individuals. The Board believes that the separation of the roles of chairman and chief executive officer is a matter to be addressed as part of the succession planning process for those roles and that it is in the best interests of the Company for the board, upon the review and advice of the Nominating, Governance and Corporate Citizenship Committee, to make such a determination when it elects a new chairman or chief executive officer or otherwise as the circumstances may require.

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

Compensation Philosophy and Objectives

Our executive compensation philosophy focuses on the following key goals:

•	Attract, motivate and retain high performing talent in an extremely competitive marketplace

o	Our ability to achieve our strategic business plans and compete effectively in the marketplace is based on our ability to attract, motivate and retain exceptional leadership talent in a highly competitive talent market.

•	Deliver competitive compensation for competitive results

o	We provide competitive total compensation opportunities that are intended to attract, motivate and retain a highly capable and results-driven executive team, with the majority of compensation based on the achievements of performance results.

•	Align the interests of our executives with those of our stockholders

o	Our programs offer compensation incentives designed to motivate executives to enhance total stockholder return. These programs align certain elements of compensation with our achievement of corporate growth objectives (including defined financial targets and increases in stockholder value) as well as individual performance.

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

A consistent approach is used for all named executive officers when setting each compensation element. However, the HR Committee, and the Board for the CEO, maintains flexibility to exercise its independent judgment in how it applies the standard approach to each executive, taking into account unique considerations existing at an executive’s time of hire, promotion or annual performance review, and the current and future estimated value of previously granted long-term incentives relative to individual performance.

Competitive peer group

In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee references data provided by Hewitt Associates concerning peer companies in the consumer products, apparel and retail industry segments. The HR Committee also references data from the Apparel Industry & Footwear Compensation Survey published by Kenexa for commercial positions. The peer group is representative of the types of companies we compete with for executive talent, which is the primary consideration for inclusion in the peer group. Revenue size and other financial measures, such as cash flow and profit margin, are secondary considerations in selecting the peer companies.

The peer group used in establishing our named executive officers’ 2011 compensation packages was:

Company Name
Abercrombie & Fitch Co.	Kimberly-Clark Corporation
Alberto-Culver Company	Kohl’s Corporation
AnnTaylor Stores Corporation	Limited Brands, Inc.
Avon Products, Inc.	Mattel, Inc.
The Bon-Ton Stores, Inc.	NIKE, Inc.
Charming Shoppes, Inc.	Nordstrom, Inc.
The Clorox Company	Phillips-Van Heusen Corporation
Colgate-Palmolive Company	Retail Ventures, Inc.
Eddie Bauer Holdings, Inc.	Revlon Inc.
The Gap, Inc.	Sara Lee Corporation
General Mills, Inc.	The Timberland Company
Hasbro, Inc.	Whirlpool Corporation
J. C. Penney Company, Inc.	Williams-Sonoma, Inc.
Kellogg Company	Yum! Brands Inc.

Establishing compensation for named executive officers other than the CEO

The HR Committee does not have established targets for any element of compensation or for total direct compensation. Instead, the HR Committee uses a number of factors in determining compensation for our named executive offices. The factors considered in establishing compensation for our named executives officers include, among others, the individual’s performance in the prior year, the scope of each individual’s responsibilities, internal and external pay equity, succession planning strategies, and data regarding pay practices and trends.

The HR Committee approves all compensation decisions affecting the named executive officers (other than the CEO) based on recommendations provided by the CEO. The CEO conducts an annual performance review of each member of the executive leadership team against his or her annual objectives and reviews the relevant peer group data provided by the Human Resources staff. The CEO then develops a recommended compensation package for each executive. The HR Committee reviews the recommendations with the CEO, seeks advice from its consultant Exequity, an independent board advisor firm, and approves or adjusts the recommendations as it deems appropriate. The HR Committee then reports on its decisions to the full Board.

Establishing the CEO compensation package

At the completion of each year, the Nominating, Governance and Corporate Citizenship Committee (the “NG&CC Committee”) assesses the CEO’s performance against annual objectives that were established jointly by the CEO and the NG&CC Committee at the beginning of that year. The NG&CC Committee takes into consideration feedback gathered from Board members and the direct reports to the CEO, in addition to the financial and operating results of the Company for the year, and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group data in its deliberations. During this decision-making process, the HR Committee consults with Exequity, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO’s current compensation, and provides perspective on other company CEO compensation practices. Based on all of these inputs, in addition to the same guidelines used for setting annual cash, long-term and total compensation for the other named executives, described above, the HR Committee prepares a recommendation to the full Board on all elements of the CEO compensation. The full Board then considers the HR Committee’s recommendation and approves the final compensation package for the CEO. Because our current CEO, Charles Bergh, only joined the Company for the last quarter of the fiscal year, he will not undergo the extensive review process just described and will instead participate in the full year review for the 2012 fiscal year. For the fiscal year 2011, under the terms of his employment arrangement, Mr. Bergh is entitled to an AIP bonus payment of not less than 100%, prorated for the period of his employment during the fiscal year. He also received a one-time employment bonus of $1,850,000 which is subject to repayment if his employment with the Company does not exceed twelve months under certain conditions. Mr. Bergh also will receive a grant of Stock Appreciation Rights in 2012 having a grant date value of not less than $4,900,000, in addition to any other standard grant he may receive as CEO.

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

Base Salary

The objective of base salary is to provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience. The peer group data serves as a general guideline only. The HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each individual. Merit increases for the named executive officers are considered by the HR Committee on an annual basis and are based on the executive’s individual performance against planned objectives and other factors including the scope of each individual’s responsibilities, internal and external pay equity, succession planning strategies, and data regarding pay practices and trends.

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

    Performance measures

Our priorities for 2011 were to continue strengthening our business in a challenging global economy and position the Company to return to long-term profitable growth. Our 2011 AIP goals were aligned with these key priorities through three performance measures:

•

Earnings before interest and taxes (“EBIT”), a non-GAAP measure that is determined by deducting from operating income, as determined under generally accepted accounting principles in the United States (“GAAP”), the following: restructuring expense, net curtailment gains and losses from our post retirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual, non-recurring selling, general and administrative expense/income items,

•

Days in working capital, a non-GAAP measure defined as the average days in net trade receivables, plus the average days in inventories, minus the average days in accounts payable, where averages are calculated based on ending balances over the past thirteen months, and

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

Funding the AIP pool

The AIP funding, or the amount of money made available in the AIP pool at the end of the year, is dependent on how actual performance compares to the goals. Actual performance is measured after eliminating any variance introduced by foreign currency movements and other adjustments determined to be appropriate by management based on business circumstances. In 2011, the three measures of EBIT, days in working capital and net revenue worked together as follows to determine AIP funding:

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

There are multiple AIP pools reflecting the multiplicity of our businesses and geographic segments. For most employees, the AIP funding is based on a mix of their respective business unit’s performance and the performance of the next higher organizational level. Therefore, the final AIP funding for employees in a business unit is the resulting weighted sum of this mix. The intention is to tie individual rewards to the local business unit that the employee most directly impacts and to reinforce the message that the same efforts and results have an impact on the larger organization. For example, the funding for employees in our European region headquarters is based on the mixture of total regional performance and total Company performance. For corporate staff, employees in such departments as Finance, Human Resources and Legal who provide support to the entire Company, the funding is based entirely on total Company performance. For our executive leadership team, which includes our named executive officers, their funding is also fully based on total Company performance as they provide leadership to and hold accountability for the total Company.

The table below shows the goals for each of our three performance measures and the actual 2011 funding levels reflecting the total Company performance:

Days in
		Working		Actual AIP
	EBIT	Capital	Net Revenue	Funding
	Goal	Goal	Goal	Level*
(Dollars in millions)
Total Company	$440	89	$4,750	68.0%

*	The funding results exclude the impacts of foreign currency exchange rate fluctuations on our business results.

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

In determining each executive’s actual AIP award in any given year, the HR Committee or, with respect to the CEO, the Board, considers the AIP target, the individual’s performance and the AIP funding for the respective executive. Because the sum of all actual payments for any given region or business unit do not typically exceed the amount of the AIP funding pool for that unit, the individual awards reflect both performance against individual objectives and relative performance against the balance of employees being paid out of that pool. Executives, like all employees, must be employed on the date of payment to receive payment, except in the cases of layoff, retirement, disability or death. The AIP awards for all employee participants are made in the same manner, except that the employees’ managers determine the individual awards.

As previously stated, the HR Committee does not have established targets for any element of compensation and instead uses a number of factors in determining compensation for our named executive offices. Nor is an executive’s actual AIP award formulaic. Like all employees, the actual AIP award is based on the assessment of the executive’s performance against his or her annual objectives and performance relative to his or her peers, in addition to the AIP funding. Both business and individual annual objectives are taken into account in determining the actual award payments to our named executive officers. Individual annual objectives include non-financial goals which are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The non-financial objectives are not established in terms of how difficult or easy they are to attain; rather, they are taken into account in assessing the overall quality of the individual’s performance. The target AIP participation rates, target amounts, actual award payments and actual award payment as a percentage of each named executive officer’s target payment were as follows:

	2011 AIP	2011 Target	2011 AIP Actual	Payment as %
Name	Participation Rate	Amount	Award Payment	of Target
Charles Bergh(1)	135%	$289,315	$289,315	100%
Blake Jorgensen	80%	560,000	476,000	85%
Robert Hanson	85%	701,250	—	0%
Aaron Boey(2)	70%	444,254	311,867	70%
Anne Rohosy	70%	332,500	300,000	90%

John Anderson	135%	1,721,250	1,721,250	100%
James Calhoun	65%	373,750	—	0%

(1)	Mr. Bergh’s 2011 AIP target amount has been prorated based on his hire date and the terms of his employment agreement.

(2)	Mr. Boey is paid in Singapore Dollars (SGD). For purposes of the table, this amount was converted into U.S. Dollars using an exchange rate of 0.7797, which is the average exchange rate for the last month of the fiscal year.

Long-Term Incentives

The HR Committee believes a large part of an executive’s compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our named executive officers are in the form of equity awards and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not have established targets for long-term incentive awards for our named executive officers and uses a number of factors in establishing the long-term incentive award levels for each individual. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each named executive officer. For more information on the 2011 long-term equity grants, see the 2011 Grants of Plan-Based Awards table.

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

To date, SARs have been the only form of equity granted to our named executive officers under the EIP. SARs are typically granted annually with four-year vesting periods and exercise periods of up to ten years. (See the table entitled “Outstanding Equity Awards at 2011 Fiscal Year-End” for details concerning the SARs’ vesting schedule.) The HR Committee chose to grant SARs rather than other available forms of equity compensation to allow the Company the flexibility to grant SARs that may be settled in either stock or cash. The terms of the SAR grants made to our named executive officers to-date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders’ Agreement, including restrictions on transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The Company’s obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (See Note 6 to our audited consolidated financial statements included in this report for more details).

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

In 2004, we froze our U.S. defined benefit pension plan and increased the Company match under the 401(k) plan. This change was made in recognition of an employment market that is characterized by career mobility, and traditional pension plan benefits that are not portable. Of our named executive officers, only Robert Hanson had adequate years of service to be eligible for future benefits under the frozen U.S. defined benefit pension plan.

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

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended November 27, 2011.

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

Name and Principal Position	Year	Salary	Bonus(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total
Charles Bergh
President and Chief Executive Officer	2011	$263,077	$1,850,000	$—	$289,315	$—	$197,592	$2,594,984

Blake Jorgensen
Chief Financial Officer	2011	690,192	—	982,927	476,000	—	54,670	2,203,789
	2010	650,000	—	1,118,976	500,000	—	37,323	2,306,299
	2009	257,500	250,000	863,772	472,875	—	1,974	1,846,121

Robert Hanson(1)
Executive Vice President and	2011	840,865	—	1,474,391	—	—	178,499	2,493,755
President, Global Levi’s® Brand	2010	743,885	—	745,980	925,000	78,943	135,355	2,629,163
	2009	714,000	—	455,814	674,730	—	113,580	1,958,124

Aaron Boey(2)
Executive Vice President and	2011	634,648	—	884,638	311,867	—	46,905	1,878,058
President, Global Denizen® Brand	2010	575,528	—	516,441	223,786	—	46,435	1,362,190
	2009	483,460	—	182,323	183,459	—	88,534	937,776

Anne Rohosy
Executive Vice President and President, Global Dockers® Brand	2011	431,731	—	424,800	300,000	—	148,729	1,305,260

John Anderson(1)
Former President and Chief	2011	1,299,519	—	3,276,402	1,721,250	—	298,095	6,595,266
Executive Officer	2010	1,275,000	—	2,292,500	1,370,000	75,141	354,852	5,367,493
	2009	1,275,000	—	1,852,500	1,600,000	121,279	1,295,424	6,144,203

James Calhoun
Former Executive Vice President	2011	243,269	—	688,042	—	—	89,267	1,020,578
and President, Global Dockers® Brand	2010	557,817	—	235,800	180,000	—	36,166	1,009,783

(1)	Each of John Anderson’s and Robert Hanson’s last day with the Company was November 27, 2011, and James Calhoun’s last day was April 22, 2011. Each of Mr. Anderson and Mr. Hanson received certain amounts after the 2011 fiscal year end in connection with their departures. Mr. Anderson received, or is in the process of receiving, amounts reported in the Current Report on Form 8-K filed on June 16, 2011, specifically: $1,155,648 from the Levi Strauss Australia Staff Superannuation Plan, $4,558,840 from the Supplemental Executive Incentive Plan, a separation payment of $7,068,408, a payment of $236,709 for unused vacation, and $30,000 for attorney’s fees. He also received a charitable contribution match of $100,000. Mr. Hanson received, or is in the process of receiving, amounts reported in the Current Report on Form 8-K filed on November 3, 2011, specifically: $2,889,000 and a payment of $166,587 for unused vacation.

(2)	Mr. Boey is paid in Singapore Dollars. For purposes of the table, his 2011 payments were converted into U.S. Dollars using an exchange rate of 0.7797, for 2010, an exchange rate of 0.7722 and for 2009, an exchange rate of 0.7198.

These rates were the average exchange rates for the last month of the 2011, 2010 and 2009 fiscal years, respectively.

(3)	For Mr. Bergh, the 2011 amount reflects a sign-on bonus of $1,850,000 per his employment contract.

(4)	These amounts reflect the aggregate grant date fair value of SARS granted to the recipient under the Company’s 2006 Equity Incentive Plan, computed in accordance with the Company’s accounting policy for stock-based compensation. For a description of the assumptions used in the calculation of these amounts, see Notes 1 and 11 of the audited consolidated financial statements included elsewhere in this report.

Mr. Bergh was entitled to a grant in connection with his hire in 2011 per his employment agreement, but the grant was not yet made as of November 27, 2011, and therefore is not reflected in this table.

In connection with his departure from the Company on November 27, 2011, Mr. Hanson forfeited $132,946 of his 2009 SAR grant, $404,072 of his 2010 SAR grant and $1,474,391 which is his entire 2011 SAR grant.

In connection with his departure from the Company on November 27, 2011, Mr. Anderson received full vesting on all of his outstanding unvested SARs granted to him by the Company prior to calendar year 2011 and vesting as to 25% of the SARs granted to him in calendar year 2011, resulting in a forfeiture of $2,457,302 of his 2011 SAR grant.

Mr. Calhoun forfeited $134,387 of his 2009 SAR grant, $162,113 of his 2010 SAR grant and $688,043 which is his entire 2011 SAR grant based on his departure date of April 22, 2011.

(5)	These amounts reflect the AIP awards made to the named executive officers.

For Mr. Bergh, the 2011 amount reflects a prorated AIP amount of $289,315 per his employment contract.

(6)	For Mr. Hanson, the 2011 change in U.S. pension value is due solely to changes in actuarial assumptions used in determining the present value of the benefits. These assumptions, such as discount rates, age-rating and mortality, may vary from year-to-year. Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Only positive changes in pension value are reported.

(7)	For Mr. Bergh, the 2011 amount reflects $160,391 for relocation assistance, a Company 401(k) match of $18,375, a 401(k) excess plan match, an executive allowance and payment for home security services.

For Mr. Jorgensen, the 2011 amount reflects a Company 401(k) match of $18,375 and an executive allowance of $20,136, $15,000 of which was for legal, financial or other similar expenses.

For Mr. Hanson, the 2011 amount reflects a Company 401(k) match of $15,866, a 401(k) excess plan match of $129,545 and an executive allowance of $21,600, $15,375 of which was for legal, financial or other similar expenses.

For Mr. Boey, the 2011 amount reflects an executive allowance of $36,937, $35,085 of which was toward the provision of a car, and employer retirement plan contributions. These amounts are based on the foreign exchange rate noted above.

For Ms. Rohosy, the 2011 amount reflects a payment of $103,617 to assist with her relocation, a Company 401(k) match of $12,981, a 401(k) excess plan match of $14,071 and an executive allowance of $15,972, $11,000 of which was for legal, financial or other similar expenses.

For Mr. Anderson, the 2011 amount reflects a Company 401(k) match of $13,268, a 401(k) excess plan match of $199,592, and an executive allowance of $25,472, $19,375 of which was for legal, financial or other similar expenses. The amount also reflects a payment of $23,915 for home leave benefits and $17,288 tax gross-up of those benefits, per his employment contract.

For Mr. Calhoun, the 2011 amount reflects a Company 401(k) match of $15,312, a relocation payment of $16,912, an executive allowance of $10,729 which was for legal, financial or other similar expenses and a payment of $40,761 for unused vacation.

Other Matters

Employment Contracts

Mr. Bergh.    We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement provides for an annual base salary of $1,200,000 which is subject to annual review and adjustment. Mr. Bergh is also eligible to participate in our AIP at a target participation rate of 135% of base salary.

Under the terms of his employment agreement, for the fiscal year 2011, Mr. Bergh is entitled to an AIP bonus payment of not less than 100% of base salary, prorated for the period of his employment during the fiscal year. He also received a one-time employment bonus of $1,850,000 which is subject to repayment if his employment with the Company does not exceed twelve months under certain conditions.

He also participates in the Company’s 2006 Equity Incentive Plan and will receive an initial SAR grant having a grant date value of not less than $4,900,000 (the “Initial SAR”). In fiscal 2012 and 2013, he will be eligible to receive SAR awards with an aggregate grant date value of not less than the median aggregate grant date value of annual long-term incentive awards made to the Chief Executive Officers of the Company’s peer group of companies.

Subject to the accelerated vesting provisions set forth in Mr. Bergh’s employment agreement, the Initial SAR award and any annual long-term incentive award granted in 2012 shall vest as to 25% of the shares subject to the award on September 1, 2012, and as to 1/48th of the shares subject to the award, monthly thereafter, subject to Mr. Bergh continuing to provide services to the Company through the relevant vesting dates.

His employment agreement also provides that if Mr. Bergh is terminated from employment either by the Company or constructively within four years of his effective date of employment or in connection with a change in control of the Company under certain circumstances, he will be entitled to receive, among other standard benefits, (1) an aggregate amount equal to two times the sum of his then-effective base salary plus his then-effective target AIP amount, (2) a pro-rated AIP award in respect of the performance period at the time, and (3) company-paid continuation coverage for certain benefits for 18 months. In addition, upon his termination from the Company at any time under certain circumstances, the unvested portion of his SAR awards that would have vested during the twenty-four (24) months following the date of such termination will immediately vest, and all vested SAR awards shall be exercisable for eighteen (18) months following such termination. Upon his termination in connection with a change in control of the Company under certain circumstances, 100% of his SAR awards will immediately vest, and all vested SAR awards shall be exercisable for eighteen (18) months following such event. If he resigns from the Company after the fifth anniversary of his effective date of employment, 100% of his SAR awards that have remained outstanding for at least 12 months will immediately vest, and all vested SAR awards shall be exercisable for eighteen (18) months following such resignation.

Mr. Bergh’s rights to any severance or vesting acceleration is subject to his execution of an effective release of claims in favor of the Company and compliance with certain restrictive covenants.

Mr. Bergh will receive standard healthcare, life insurance and long-term savings program benefits, as well as relocation program benefits. He will also receive benefits under the Company’s various executive perquisite programs consistent with that provided to his predecessor.

Mr. Bergh’s employment is at-will and may be terminated by the Company or by him at any time. Mr. Bergh does not receive any separate compensation for his services as a member of our board of directors.

Mr. Jorgensen.    We entered into an employment arrangement with Mr. Jorgensen, effective July 1, 2009. The employment arrangement with Mr. Jorgensen initially provided for an annual base salary of $650,000 which has since been adjusted, and may be further adjusted, pursuant to annual review. Mr. Jorgensen is also eligible to participate in our AIP at a target participation rate of 75% of his base salary. His 2009 award was guaranteed at a minimum of 50% of the target value, assuming a full-year of employment. He also received a one-time signing bonus upon his hire in 2009 of $250,000 which was subject to prorated repayment if his employment with the Company did not exceed twenty-four months under certain conditions.

Mr. Jorgenson also participates in our 2006 Equity Incentive Plan and received 82,264 SAR units, which included a standard grant of 41,132 units and a one-time special grant of 41,132 units upon his hire in 2009. In addition, Mr. Jorgenson received 1.5 times the standard grant level in 2010.

Mr. Jorgensen also receives standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

Mr. Jorgensen’s employment is at-will and may be terminated by us or by Mr. Jorgensen at any time.

Mr. Hanson.    We entered into an employment arrangement with Mr. Hanson effective August 16, 2010. Mr. Hanson resigned from the Company effective November 27, 2011.

The arrangement provided for a minimum base salary of $825,000, which was subject to annual review and adjustment. The arrangement also provided for a grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Mr. Hanson was eligible to participate in our AIP at a target participation rate of 85% of his base salary.

Mr. Hanson also received standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

In connection with his departure on November 27, 2011, the Company and Mr. Hanson entered into a Separation Agreement and Release of All Claims which provided that, in exchange for certain releases of claims and compliance with certain post-termination covenants, Mr. Hanson was eligible to receive an amount equal to $2,289,000, payable in installments over eighteen (18) months, and a lump sum payment of $600,000 to be paid thirty (30) days after his effective date of resignation. In addition, the Company would pay the portion of the premiums of his medical continuation coverage that the Company would pay for an active employee for a period of up to eighteen (18) months; this amount totaled approximately $450 as the payments ceased when Mr. Hanson took other employment. Mr. Hanson was not eligible to receive any amounts under the 2011 AIP. Mr. Hanson’s post-termination obligations include covenants relating to non-solicitation for a period of twelve months, non-disparagement, confidentiality and cooperation with litigation matters and administrative inquiries. The agreement superseded any other potential separation benefits from the Company, including, but not limited to, any rights under the Company’s Executive Severance Plan.

Mr. Boey.    We have an employment arrangement with Mr. Boey effective September 20, 2010. Mr. Boey is a resident of Singapore where his employment is also based. The arrangement initially provided for a minimum base salary of SGD 814,000 (US $600,960 using an exchange rate of 1.3545 as of August 31, 2010) which has since been adjusted, and may be further adjusted, pursuant to annual review. The arrangement also provided for a grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Mr. Boey is eligible to participate in our AIP at a target participation rate of 70% of his annual base salary.

Mr. Boey also receives standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.

Mr. Boey’s employment is at-will and may be terminated by us or by Mr. Boey at any time.

Ms. Rohosy.    We have an employment arrangement with Ms. Rohosy effective May 9, 2011. The arrangement provides for a minimum base salary of $475,000 which is subject to annual review and adjustment. The arrangement also provided for a grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Ms. Rohosy is eligible to participate in our AIP at a target participation rate of 70% of her base salary.

Ms. Rohosy also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

Ms. Rohosy’s employment is at-will and may be terminated by us or by Ms. Rohosy at any time.

Mr. Anderson.    We entered into an employment arrangement with Mr. Anderson effective November 27, 2006. Mr. Anderson separated from the Company effective November 27, 2011.

Mr. Anderson’s arrangement provided for a minimum base salary of $1,250,000, which was adjusted pursuant to annual review. Mr. Anderson was also eligible to participate in our AIP at a minimum target participation rate of 110% of base salary.

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

Mr. Anderson also received standard employee healthcare, life insurance, long-term savings program, as well as relocation program benefits. He also received benefits under our various executive perquisite programs with an annual value of less than $30,000. Mr. Anderson continued to be eligible for ongoing home leave benefits. The portions of these benefits that were paid in 2011, 2010 and 2009 are reflected in the Summary Compensation Table.

In connection with his departure on November 27, 2011, the Company and Mr. Anderson entered into a Transition Services, Separation Agreement and Release of All Claims which served two purposes. First, the agreement established the terms and conditions of Mr. Anderson’s remaining service to the Company. Under the agreement, Mr. Anderson agreed to remain as the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors until September 1, 2011. Thereafter, Mr. Anderson agreed to continue as a non-executive employee of the Company through the end of fiscal year 2011, during which period he would provide transition services to the Company and continue to receive his base salary until the end of fiscal year 2011. Second, the agreement established the terms and conditions of the separation benefits being provided to Mr. Anderson in consideration for his transition services to the Company, his continued cooperation in the process of transitioning his position to Mr. Bergh as the new Chief Executive Officer of the Company, his post-termination covenants, and his execution of general releases of claims in favor of the Company. This agreement provided the sole source of Mr. Anderson’s separation benefits and superseded any other potential separation benefits from the Company, including, but not limited to, any rights under the Company’s Executive Severance Plan. Mr. Anderson’s post-termination obligations include covenants relating to non-solicitation for a period of twelve months, confidentiality and cooperation with litigation matters and administrative inquiries.

In connection with his termination of employment and in exchange for certain releases of claims and compliance with certain restrictive covenants, Mr. Anderson was eligible to receive the following separation benefits: (1) aggregate cash severance in an amount equal to $7,068,408, of which $2,524,995 was payable as a single cash lump sum in January 2012 and the remaining $4,543,413 which will generally be payable in installments over seventy-eight (78) weeks provided that he complies with his post-termination covenants; (2) payment by the Company, for a period of up to eighteen (18) months, of the premiums for both (i) his basic life insurance and (ii) the portion of his medical continuation coverage that the Company would pay for an active employee (which will total approximately $5,400 if paid for the full 18 months); (3) full vesting on all of his outstanding unvested SARs granted to him by the Company prior to calendar year 2011; (4) vesting as to 25% of the SARs granted to him in calendar year 2011; (5) reimbursement of the cost of his reasonable attorneys’ fees, up to a maximum of $30,000, incurred in connection with the negotiation of the agreement; and (6) payment, at the time annual bonuses are generally paid to active participants, of a single cash lump sum equal to $1,721,250, which represents payment of his full bonus at target under the 2011 AIP. In addition, the Company paid to Mr. Anderson the vested amounts under his qualified and nonqualified retirement plans in accordance with the terms and conditions of the applicable plans and his elections thereunder, totaling approximately $5,900,000.

Mr. Calhoun.    We entered into an employment arrangement with Mr. Calhoun effective September 20, 2010. Mr. Calhoun departed from the Company effective April 22, 2011.

The arrangement provided for a minimum base salary of $575,000. The arrangement also provided for an initial grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Mr. Calhoun was eligible to participate in our AIP at a target participation rate of 65% of his base salary.

Mr. Calhoun received standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.

2011 Grants of Plan-Based Awards

The following table provides information on awards under our 2011 Annual Incentive Plan and stock appreciation rights granted under the Equity Incentive Plan in 2011 to each of our named executive officers. The 2011 actual AIP awards for our named executive officers are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All Other Option Awards
Name	Grant Date		Threshold	Target	Maximum	Number of Securities Underlying Options(1)	Exercise or Base Price of Option Awards(2)	Full Grant Date Fair Value(3)
Charles Bergh(4)	2011	(5)	$—	$289,315	$578,630	$—	$—	$—
Blake Jorgensen	2011		—	560,000	1,120,000	60,712	43.25	982,927
Robert Hanson	2011		—	701,250	1,402,500	91,068	43.25	1,474,391
Aaron Boey	2011		—	444,254	888,508	54,641	43.25	884,638
Anne Rohosy	2011			332,500	665,000	30,000	39.50	424,800

John Anderson	2011		—	1,721,250	3,442,500	202,372	43.25	3,276,403
James Calhoun	2011		—	373,750	747,500	42,498	43.25	688,043

(1)	Reflects SARs granted in 2011 under the Equity Incentive Plan.

In connection with his departure from the Company on November 27, 2011, Mr. Hanson forfeited $132,946 of his 2009 SAR grant, $404,072 of his 2010 SAR grant and $1,474,391 which is his entire 2011 SAR grant.

Mr. Calhoun forfeited $134,387 of his 2009 SAR grant, $162,113 of his 2010 SAR grant and $688,043 which is his entire 2011 SAR grant based on his departure date of April 22, 2011.

(2)	The exercise price is based on the fair market value of the Company’s common stock as of the grant date established by the Evercore valuation process.

(3)	These amounts reflect the aggregate grant date fair value computed in accordance with the Company’s accounting policy for stock-based compensation for awards granted under the Equity Incentive Plan.

(4)	AIP target was prorated based on Mr. Bergh’s employment contract.

(5)	Mr. Bergh is entitled to a grant in connection with his hire in 2011 per his employment agreement, but the grant was not yet made as of November 27, 2011, and therefore is not reflected in this table.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information on the unexercised and unvested SAR holdings by the Company’s named executive officers as of November 27, 2011. The vesting schedule for each grant is shown following this table. Mr. Bergh is entitled to a grant in connection with his hire in 2011 per his employment agreement, but the grant was not yet made as of November 27, 2011, and therefore is not reflected in this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(1)	SAR Exercise Price(2)	SAR Expiration Date
Blake Jorgensen	49,701	32,563	$25.50	7/8/2016
	39,149	46,269	36.50	2/4/2017
	—	60,712	43.25	2/3/2018
Robert Hanson(3)	127,242	—	42.00	12/31/2012
	31,114	—	68.00	8/1/2017
	26,143	—	24.75	2/5/2016
	26,099	—	36.50	2/4/2017
	—	—	43.25	2/3/2018
Aaron Boey	10,457	4,306	24.75	2/5/2016
	18,068	21,355	36.50	2/4/2017
	—	54,641	43.25	2/3/2018
Anne Rohosy	—	30,000	39.50	7/14/2018
John Anderson (3)	462,696	—	42.00	12/31/2012
	124,455	—	68.00	8/1/2017
	150,000	—	24.75	2/5/2016
	175,000	—	36.50	2/4/2017
	50,593	—	43.25	2/3/2018

(1)	SAR Vesting Schedule

Grant Date	Exercise Price	Vesting Schedule
7/13/2006	$42.00	1/24th monthly vesting beginning 1/1/08
8/1/2007	$68.00	25% vested on 7/31/08; monthly vesting over remaining 36 months
2/5/2009	$24.75	25% vested on 2/4/10; monthly vesting over remaining 36 months
7/8/2009	$25.50	25% vested on 7/7/10; monthly vesting over remaining 36 months
2/4/2010	$36.50	25% vested on 2/3/11; monthly vesting over remaining 36 months
2/3/2011	$43.25	25% vested on 2/2/12; monthly vesting over remaining 36 months
7/14/2011	$39.50	25% vested on 7/13/12; monthly vesting over remaining 36 months

The named executive officers may only exercise vested SARs during certain times of the year under the terms of the Equity Incentive Plan.

(2)	The SAR exercise prices reflect the fair market value of the Company’s common stock as of the grant date as established by the Evercore valuation process. Upon the vesting and exercise of a SAR, the recipient will receive shares of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.

(3)	Under the terms of the Equity Incentive Plan, Mr. Hanson forfeited his entire 2011 SAR grant based on his departure date. Mr. Anderson forfeited 75% of his 2011 SAR grant based on his separation agreement.

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

The benefit formula under the SBRP is the excess of (a) over (b):

a)	Accrued benefit as described above for the qualified pension plan determined using non-qualified compensation and removing the application of maximum annuity amounts payable from qualified plans under Internal Revenue Code Section 415(b);

b)	Actual accrued benefit from the qualified pension plan.

The valuation method and assumptions are as follows:

a)	The values presented in the Pension Benefits table are based on certain actuarial assumptions as of November 27, 2011; see Notes 1 and 8 of the audited consolidated financial statements included elsewhere in this report for more information.

b)	The discount rate and post-retirement mortality utilized are based on information presented in the pension footnotes. No assumptions are included for early retirement, termination, death or disability prior to normal retirement at age 65.

c)	Present values incorporate the normal form of payment of life annuity for single participants and 50% joint and survivor for married participants.

Pension Benefits

The following table provides information regarding executive retirement arrangements applicable to Mr. Hanson as of November 27, 2011.

Name	Plan Name	Number of Years Credited Service as of 11/27/11	Present Value of Accumulated Benefits as of 11/27/11	Payments During Last Fiscal Year
Robert Hanson	U.S. Home Office Pension Plan (qualified plan)	16.8	$245,457	$—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	16.8	623,838	—

	Total		$869,295	$—

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

The table below reflects the 2011 contributions to the non-qualified Deferred Compensation Plans for the named executive officers that participate in the plans, as well as the earnings and balances under the plans.

Name	Registrant Contributions (1)	Executive Contributions	Aggregate Earnings	Aggregate Withdrawals / Distributions	Aggregate Balance at November 27, 2011
Charles Bergh	$3,462	$2,769	$(181)	$—	$6,050
Blake Jorgensen	—		—		—
Robert Hanson	129,545	107,063	(44,632)	(194,948)	729,123
Aaron Boey (2)	8,458	11,718	—	—	—
Anne Rohosy	15,802	329,074	(1,017)	—	367,038
John Anderson	199,592	266,123	25,417	—	3,619,436
					4,048,719	(3)
					1,155,648	(4)

(1)	For Mssrs. Bergh, Jorgensen, Hanson, Anderson and Calhoun, and Ms. Rohosy, these amounts reflect the 401(k) excess plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(2)	The Singapore Central Provident Fund is a government-managed program. As a result, we do not have access information regarding Mr. Boey’s account activity.

(3)	While Mr. Anderson was the President of our Asia Pacific region, he participated in a Supplemental Executive Incentive Plan, an unfunded plan to which the Company contributed 20% of his base salary and annual bonus each year. The plan was frozen as of November 26, 2006, when he assumed the role of CEO and no further contributions were made. Mr. Anderson’s benefits under this plan are in Australian Dollars. For purposes of the table, these amounts were converted into U.S. Dollars using an exchange rate of 1.0179, which was the average exchange rate for the last month of the 2011 fiscal year. Effective with Mr. Anderson’s departure on November 27, 2011, he was paid the balance of his accrued benefits in a lump sum.

(4)	Mr. Anderson previously participated in the Levi Strauss Australia Staff Superannuation Plan that applied to all employees in Australia. Plan benefits are similar to a U.S. defined contribution plan benefit, which are based on both company and participant contributions. Employee accounts are tied to the investment market and therefore, may vary from year-to-year. Mr. Anderson ceased to be an active participant in that plan in 1998, and is accruing no further company contributions under the plan. Part of his benefit continues to vest over time. Full vesting of his benefit is achieved at age 60. For purposes of the table, these amounts were converted into U.S. Dollars using an exchange rate of 1.0179, which was the average exchange rate for the last month of the 2011 fiscal year. Effective with Mr. Anderson’s departure on November 27, 2011, he was paid the balance of his accrued benefits in a lump sum.

Aaron Boey

Mr. Boey participates in the Singapore Central Provident Fund (CPF). The CPF, a type of deferred compensation/defined contribution plan, is a government-run social security program. Funds are contributed both by the employee and the employer and can be used for retirement, home ownership, healthcare expenses, a child’s tertiary education, investments and insurance.

The plan is funded by mandatory contributions by both the employer and employee. Rates of employee and employer contributions vary based on the employee’s age and a pre-set wage limit, currently SGD 5,000 per month. The rates vary from 5-20% of monthly salary for employee’s contributions and 6.5-16% for employer’s contributions. For employees aged 50-55 years old, the yearly employer’s contribution limit is 12% or SGD 10,200. This limit now applies to Mr. Boey based on his age. Additional wages (such as amounts paid under the AIP and LTIP) are also eligible for matching employer contributions.

Individuals may begin drawing down from this account starting from age 55 after setting aside the CPF Minimum Sum. The CPF Minimum Sum can be used to buy CPF LIFE, a lifelong annuity administered by the CPF Board. If the individual chooses to remain in the CPF Minimum Sum Scheme, the sum of money can also be used to purchase a private annuity from a participating insurance company, be placed with a participating bank, or left it in their own Retirement Accounts. If the individual chooses either CPF LIFE or to keep the money in their Retirement Accounts, they will receive monthly payments from the scheme they chose starting from their draw-down age (currently at age 65).

Potential Payments Upon Termination Or Change In Control

The named executive officers are eligible to receive certain benefits and payments upon their separation from the Company under certain circumstances under the terms of the Executive Severance Plan for U.S. executives and the Equity Incentive Plan.

In 2011, our U.S. severance arrangements under our Executive Severance Plan, which covers named executive officers, offered basic severance of two weeks of base salary and enhanced severance of 78 weeks of base salary plus the beneficiaries’ AIP target amount, if their employment ceases due to a reduction in force, layoff or position elimination. We also cover the cost of the COBRA health coverage premium for the duration of the executive’s severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive’s employment. We would also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.

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

The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of termination or a change in control under the Executive Severance Plan and the Equity Incentive Plan. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 27, 2011. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $32.00 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2011.

Mssrs. Anderson, Hanson and Calhoun left the employ of the Company on/or before November 27, 2011. The actual payments associated with their departures are reported in Footnote 1 to the Summary Compensation Table, in the “Employment Contracts” section above, and in Current Reports on Form 8-K issued in connection with their departures.

Charles Bergh

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control
Compensation:
Severance(1)	$—	$—	$5,929,315	$—	$5,929,315
Stock Appreciation Rights(2)	—	—	—	—	—
Benefits:
COBRA & Life Insurance(3)	—	—	5,408	—	5,408

(1)	Based on Mr. Bergh’s annual salary of $1,200,000, his AIP target of 135% of his base salary and the termination provisions in his employment contract.

(2)	Mr. Bergh is entitled to a grant in connection with his hire in 2011 per his employment agreement, but the grant was not yet made as of November 27, 2011, and therefore is not reflected in this table.

(3)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment. Mr. Bergh is also eligible for COBRA should termination occur due to a change in control, based on his employment contract.

Blake Jorgensen

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control
Compensation:
Severance(1)	$—	$—	$1,916,923	$—	$—
Stock Appreciation Rights	—	—	—	—	534,716
Benefits:
COBRA & Life Insurance(2)	—	—	4,102	—	—

(1)	Based on Mr. Jorgensen’s annual base salary of $700,000 and his AIP target of 80% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

Aaron Boey

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control
Compensation:
Severance(1)	$—	$—	$423,099	$—	$—
Stock Appreciation Rights	—	—	—	—	107,032

(1)	Based on two months of Mr. Boey’s annual base salary of $814,000 as notice pay and six months’ salary based on years of service, per the local Singapore provisions.

Anne Rohosy

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control
Compensation:
Severance(1)	$—	$—	$1,229,519	$—	$—
Benefits:
COBRA & Life Insurance(2)	—	—	4,102	—	—

(1)	Based on Ms. Rohosy’s annual base salary of $475,000 and her AIP target of 70% of her base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION

The following table provides compensation information for our directors who were not employees in fiscal 2011:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Richard L. Kauffman(3)	$105,000	$300,042	$43,812	$448,854
Stephen C. Neal(4)	150,000	100,014	11,695	261,709
Robert D. Haas(5)	102,500	100,014	185,698	388,212
Fernando Aguirre(6)	102,500	175,010	—	277,510
Vanessa J. Castagna	100,000	100,014	4,195	204,209
Robert A. Eckert(7)	110,000	100,014	1,763	211,777
Peter E. Haas, Jr.	100,000	100,014	4,160	204,174
Leon J. Level(8)	120,000	100,014	11,660	231,674
Patricia Salas Pineda(9)	120,000	100,014	12,506	232,520

(1)	These amounts, from RSUs granted under the Equity Incentive Plan in 2011, reflect the aggregate grant date fair value computed in accordance with the Company’s accounting policy for stock-based compensation. The following table shows the aggregate number of RSUs outstanding but unexercised at fiscal year-end for those who were directors at fiscal year-end, including RSUs that were vested but deferred and RSUs that were not vested:

Name	Aggregate Outstanding RSUs
Richard L. Kauffman	3,188
Robert D. Haas	8,215
Fernando Aguirre	4,266
Vanessa J. Castagna	7,416
Robert A. Eckert	5,891
Peter E. Haas, Jr.	7,385
Leon J. Level	7,385
Stephen C. Neal	7,416
Patricia Salas Pineda	8,346

(2)	This column includes $37,114 for Mr. Kauffman based on a modification of previous grants in connection with his departure from the Board on September 1, 2011. This column also includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2011 in the following amounts:

Name	Dividend Equivalent RSUs Granted
Richard L. Kauffman	190
Stephen C. Neal	119
Robert D. Haas	119
Fernando Aguirre	—
Vanessa J. Castagna	119
Robert A. Eckert	50
Peter E. Haas, Jr.	118
Leon J. Level	118
Patricia Salas Pineda	142

(3)	Mr. Kauffman departed from the Board on September 1, 2011.

(4)	Mr. Neal became Chairman of the Board on September 1, 2011. His 2011 Chairman’s retainer was prorated based on his appointment date as Chairman. Mr. Neal elected to defer 100% of his director’s fees under the Deferred Compensation Plan. His 2011 amount includes charitable matches of $7,500.

(5)	Includes administrative support services valued at $153,788, use of an office valued at $18,997, provision of a car at a value of $8,718 and home security services for his services as Chairman Emeritus.

(6)	Mr. Aguirre elected to defer 100% of his director’s fees under the Deferred Compensation Plan.

(7)	Mr. Eckert elected to defer 100% of his director’s fees under the Deferred Compensation Plan.

(8)	Mr. Level’s 2011 amount includes charitable matches of $7,500.

(9)	Ms. Pineda’s 2011 amount includes charitable matches of $7,500.

Each non-employee director received compensation in 2011 consisting of an annual cash retainer fee of $100,000 and is eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2011, Mr. Aguirre, Mr. Eckert and Mr. Neal participated in this Deferred Compensation Plan. Each non-employee director also received an annual equity award in the form of RSUs which are granted under the Equity Incentive Plan. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company’s share prices, established by the Evercore valuation process.

RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after thirteen, twenty-four and thirty-six months following the grant date. After the recipient of the RSU has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. If the director’s service terminates for reason other than cause after the first, but prior to full, vesting period then any unvested portion of the award will fully vest as of the date of such termination. In addition, each director’s initial RSU grant includes a deferral delivery feature, under which the director will not receive the vested awards until six months following the cessation of service on the Board.

Under the terms of the Equity Incentive Plan, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all shareholders. Therefore, all directors who held RSUs as of December 20, 2010, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.

In addition to the compensation described above, committee chairpersons receive an additional retainer fee in the amount of $20,000 for the Audit Committee and the Human Resources Committee, and $10,000 for the Finance Committee and the Nominating, Governance and Corporate Citizenship Committee.

The Chairman of the Board is entitled to receive an annual retainer in the amount of $200,000, 50% of which is paid in cash and 50% of which is paid in the form of RSUs. Mr. Kauffman and Mr. Neal’s 2011 Chairman’s retainers were each prorated based on the date of their appointments. Mr. Kauffman was also granted an additional RSU award in 2011 in recognition of his efforts to guide the Company through the selection of and transition to a new Chief Executive Officer. The Chairman may also receive the additional retainers attributable to committee chairmanship if applicable.

Robert D. Haas is Chairman Emeritus of the Board, and in that role receives support in form of an office, related administrative support, a leased car with driver and home security services.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee serves as the compensation committee of our board of directors. Its members are Ms. Pineda (Chair), Ms. Castagna, Mr. Eckert, Mr. P.E. Haas Jr. and Mr. R.D. Haas. In 2011, no member of the Human Resources Committee was a current officer or employee of ours. Mr. R.D. Haas served as our Chief Executive Officer from 1984 to 1999. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. From April 15, 1996 to April 15, 2011, all of our common stock was deposited in a voting trust which granted four voting trustees the exclusive ability to elect and remove directors, amend our by-laws and take certain other actions which would normally be within the power of stockholders of a Delaware corporation. Following the expiration of the voting trust in 2011, the voting powers shifted back into the hands of all stockholders who may now engage in voting procedures directly.

Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders’ agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and back to the Company.

The following table contains information about the beneficial ownership of our common stock as of February 2, 2012, by:

•	Each person known by us to own beneficially more than 5% of our common stock;

•	Each of our directors and each of our named executive officers; and

•	All of our directors and executive officers as a group.

Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. Except as described in the footnotes to the table below, the individuals named in the table have sole voting and investment power with respect to all common stock beneficially owned by them, subject to community property laws where applicable.

As of February 2, 2012, there were 223 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,354,021 shares of common stock outstanding as of February 2, 2012. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

			Percentage of
	Number of Shares		Shares
Name	Beneficially Owned		Outstanding
Miriam L. Haas	6,547,314		17.53%
Peter E. Haas Jr.	6,268,635	(1)	16.78%
Margaret E. Haas	4,353,470	(2)	11.65%
Robert D. Haas	3,948,680	(3)	10.57%
Peter E. Haas Jr. Family Fund	2,911,770	(4)	7.80%
Vanessa J. Castagna	6,018		*
Leon J. Level	6,018		*
Stephen C. Neal	6,018		*
Patricia Salas Pineda	5,092		*
Robert A. Eckert	—		—
Fernando Aguirre	—		—
Charles V. Bergh	—		—
Blake Jorgensen	—		—
Anne Rohosy	—		—
Aaron Beng-Keong Boey	—		—
John Anderson(5)	—		—
Robert Hanson(5)	—		—
James Calhoun(5)	—		—
Directors and executive officers as a group (12 persons)	10,240,461		27.41%

* Less than 0.01%.

(1)	Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities. Includes an aggregate of 1,112,857 shares held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of his children. Mr. Haas disclaims beneficial ownership of all the foregoing shares. Also includes 1,359,666 shares of common stock pledged to a third party as collateral for a loan.

(2)	Includes 905,975 shares held in custodial accounts or trusts and a limited liability company, of which Ms. Haas is custodian, trustee or managing member, respectively, for the benefit of Ms. Haas’ son. Includes 886,122 shares held by the Margaret E. Haas Fund, of which Ms. Haas is a board member, for the benefit of charitable entities. Ms. Haas disclaims beneficial ownership of all of the foregoing shares.

(3)	Includes an aggregate of 51,401 shares owned by the spouse of Mr. Haas and by a trust, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of all of the foregoing shares.

(4)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas’ ownership amounts as referenced above.

(5)	Was a Named Executive Officer during fiscal 2011, but was no longer with the Company as of February 2, 2012.

Equity Compensation Plan Information

The following table sets forth certain information, as of November 27, 2011, with respect to the EIP, our only equity compensation plan. This plan was approved by our stockholders. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

	Equity Compensation Plans(3)	Equity Compensation Plans(3)	Equity Compensation Plans(3)
Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
382,671	84,489	$24.93	539,728

(1)	Includes only dilutive SARs.

(2)	Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 27, 2011, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)	Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of securities to be issued upon exercise of outstanding dilutive SARs, less shares issued in connection with converted RSUs; does not reflect 59,508 securities expected to be issued in the future upon conversion of outstanding RSUs. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

Stockholders’ Agreement

Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives and are not publicly held or traded. All shares are subject to a stockholders’ agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Robert D. Haas, a director and Chairman Emeritus of our board of directors, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2011, we donated $1.6 million to the Levi Strauss Foundation.

Procedures for Approval of Related Party Transactions

We have a written policy concerning the review and approval of related party transactions. Potential related party transactions are identified through an internal review process that includes a review of director and officer questionnaires and a review of any payments made in connection with transactions in which related persons may have had a direct or indirect material interest. Any business transactions or commercial relationships between the Company and any director, stockholder, or any of their immediate family members, are reviewed by the Nominating, Governance and Corporate Citizenship Committee of the board and must be approved by at least a majority of the disinterested members of the board. Business transactions or commercial relationships between the Company and named executive officers who are not directors or any of their immediate family members requires approval of the chief executive officer with reporting to the Audit Committee.

Director Independence Policy

Although our shares are not registered on a national securities exchange, we review and take into consideration the director independence criteria required by both the New York Stock Exchange and the NASDAQ Stock Market in determining the independence of our directors. In addition, the charters of our board committees prohibit members from having any relationship that would interfere with the exercise of their independence from management and the Company. The fact that a director may own stock in the Company is not, by itself, considered an “interference” with independence under the committee charters. Family stockholders or other family member directors are not eligible for membership on the Audit Committee. These independence standards are disclosed on our website at http://www.levistrauss.com/investors/corporate-governance. Except as described below, all of our directors are independent under the independence criteria required by the New York Stock Exchange and the NASDAQ Stock Market.

Charles V. Bergh, who serves as our full-time President and Chief Executive Officer, is not considered independent due to his employment with the Company. Robert A. Eckert will not serve as a member of the Audit Committee while he has a family member through marriage who is employed by our independent registered public accounting firm. The Board does not have a lead director.

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

Auditor fees.    The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2011 and 2010:

	Year Ended November 27, 2011	Year Ended November 28, 2010
	(Dollars in thousands)
Services provided:
Audit fees(1)	$4,788	$5,103
Audit-related fees(2)	288	166
Tax fees	516	179

Total fees	$5,592	$5,448

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Principally comprised of fees related to controls and compliance reviews on our enterprise resource planning system.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibits
3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.
3.2	Amended and Restated By-Laws. Filed herewith.
4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
4.2	Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010.
4.3	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.
10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Incorporated by reference to Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.
10.4	Excess Benefit Restoration Plan. Filed herewith.*
10.5	Supplemental Benefit Restoration Plan. Filed herewith.*
10.6	First Amendment to Supplemental Benefit Restoration Plan. Filed herewith.*
10.7	Executive Severance Plan effective November 29, 2010. Filed herewith.*

10.8	Annual Incentive Plan, effective November 29, 2010. Filed herewith.*
10.9	Annual Incentive Plan, effective November 28, 2011. Filed herewith.*
10.10	Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Filed herewith.*
10.11	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26 2011. Filed herewith.*
10.12	2006 Equity Incentive Plan, amended as of December 8, 2011. Filed herewith.*
10.13	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*
10.14	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*
10.15	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.
10.16	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.
10.17	Employment Offer Letter, dated May 27, 2009, between Levi Strauss & Co. and Blake Jorgensen. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 28, 2009.*
10.18	Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.
10.19	Purchase Agreement, dated April 28, 2010, among the Registrant and Merrill Lynch International and Banc of America Securities LLC relating to the private placement of Euro denominated 7 3/4% Senior Notes due 2018 and U.S. Dollar denominated 7 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2010.
10.20	Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.*
10.21	Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.*
10.22	Credit Agreement, dated as of September 30, 2011, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Filed herewith.
10.23	U.S. Security Agreement, dated September 30, 2011, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Filed herewith.
10.24	Separation Agreement and Release of All Claims between Robert Hanson and the Company, dated October 31, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2011.*
12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	Worldwide Code of Business Conduct of Registrant. Filed herewith.
21	Subsidiaries of the Registrant. Filed herewith.
24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.

*	Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Allowance for Doubtful Accounts	of Period	Expenses	Deductions(1)	Period
	(Dollars in thousands)
November 27, 2011	$24,617	$4,634	$6,567	$22,684

November 28, 2010	$22,523	$7,536	$5,442	$24,617

November 29, 2009	$16,886	$7,246	$1,609	$22,523

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Returns	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)
November 27, 2011	$47,691	$139,068	$135,736	$51,023

November 28, 2010	$33,106	$133,012	$118,427	$47,691

November 29, 2009	$37,333	$115,554	$119,781	$33,106

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Sales Discounts and Incentives	of Period	Net Sales	Deductions(1)	Period
	(Dollars in thousands)
November 27, 2011	$90,560	$277,016	$265,217	$102,359

November 28, 2010	$85,627	$274,903	$269,970	$90,560

November 29, 2009	$95,793	$257,022	$267,188	$85,627

	Balance at	Charges/		Balance at
Valuation Allowance Against	Beginning	(Releases) to	(Additions) /	End of
Deferred Tax Assets	of Period	Tax Expense	Deductions(1)	Period
	(Dollars in thousands)
November 27, 2011	$97,026	$(2,421)	$(4,131)	$98,736

November 28, 2010	$72,986	$28,278	$4,238	$97,026

November 29, 2009	$58,693	$4,090	$(10,203)	$72,986

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVI STRAUSS & CO.

By:	/s/ BLAKE JORGENSEN
Blake Jorgensen Executive Vice President and Chief Financial Officer

Date: February 7, 2012

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Heidi L. Manes, Jennifer W. Chaloemtiarana and Seth Jaffe and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date: February 7, 2012
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date: February 7, 2012
Charles V. Bergh	Chief Executive Officer

/s/ ROBERT D. HAAS	Director, Chairman Emeritus	Date: February 7, 2012
Robert D. Haas

/s/ VANESSA J. CASTAGNA	Director	Date: February 7, 2012
Vanessa J. Castagna

/s/ FERNANDO AGUIRRE	Director	Date: February 7, 2012
Fernando Aguirre

/s/ ROBERT A. ECKERT	Director	Date: February 7, 2012
Robert A. Eckert

/s/ PETER E. HAAS JR.	Director	Date: February 7, 2012
Peter E. Haas Jr.

/s/ LEON J. LEVEL	Director	Date: February 7, 2012
Leon J. Level

/s/ PATRICIA SALAS PINEDA	Director	Date: February 7, 2012
Patricia Salas Pineda

/s/ HEIDI L. MANES	Vice President and Controller	Date: February 7, 2012
Heidi L. Manes	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION

We will furnish our 2011 annual report to our stockholders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time. No proxy statement will be sent to our stockholders.

EXHIBITS INDEX

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Filed herewith.

4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2	Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010.

4.3	Indenture relating to the 8.875% Senior Notes due 2016, dated as of March 17, 2006, between the Registrant and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2006.

10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Supply Agreement, dated March 30, 1992, and First Amendment to Supply Agreement, between the Registrant and Cone Mills Corporation. Incorporated by reference to Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.
10.3	Second Amendment to Supply Agreement dated May 13, 2002, between the Registrant and Cone Mills Corporation dated as of March 30, 1992. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on September 19, 2002.

10.4	Excess Benefit Restoration Plan. Filed herewith.*

10.5	Supplemental Benefit Restoration Plan. Filed herewith.*

10.6	First Amendment to Supplemental Benefit Restoration Plan. Filed herewith.*

10.7	Executive Severance Plan effective November 29, 2010. Filed herewith.*

10.8	Annual Incentive Plan, effective November 29, 2010. Filed herewith.*

10.9	Annual Incentive Plan, effective November 28, 2011. Filed herewith.*

10.10	Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Filed herewith.*

10.11	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Filed herewith.*

10.12	2006 Equity Incentive Plan, amended as of December 8, 2011. Filed herewith.*

10.13	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.14	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.15	Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2007.

10.16	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.17	Employment Offer Letter, dated May 27, 2009, between Levi Strauss & Co. and Blake Jorgensen. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 28, 2009.*

10.18	Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.19	Purchase Agreement, dated April 28, 2010, among the Registrant and Merrill Lynch International and Banc of America Securities LLC relating to the private placement of Euro denominated 7 3/4% Senior Notes due 2018 and U.S. Dollar denominated 7 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2010.
10.20	Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.21	Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.22	Credit Agreement, dated as of September 30, 2011, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Filed herewith.

10.23	U.S. Security Agreement, dated September 30, 2011, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Filed herewith.

10.24	Separation Agreement and Release of All Claims between Robert Hanson and the Company, dated October 31, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2011.*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Filed herewith.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document. Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.

*	Management contract, compensatory plan or arrangement.