Form 10-Q
period 2012-02-26
LEVI STRAUSS & CO
filed 2012-04-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 26, 2012

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

Common Stock $.01 par value — 37,345,985 shares outstanding on April 5, 2012

LEVI STRAUSS & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) February 26, 2012	November 27, 2011
	(Dollars in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$238,320	$204,542
Trade receivables, net of allowance for doubtful accounts of $25,324 and $22,684	533,364	654,903
Inventories:
Raw materials	7,422	7,086
Work-in-process	7,725	9,833
Finished goods	625,530	594,483

Total inventories	640,677	611,402
Deferred tax assets, net	99,162	99,544
Other current assets	173,317	172,830

Total current assets	1,684,840	1,743,221
Property, plant and equipment, net of accumulated depreciation of $764,227 and $731,859	485,849	502,388
Goodwill	241,297	240,970
Other intangible assets, net	69,328	71,818
Non-current deferred tax assets, net	610,445	613,161
Other non-current assets	118,759	107,997

Total assets	$3,210,518	$3,279,555

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Short-term debt	$114,075	$154,747
Current maturities of capital leases	1,355	1,714
Accounts payable	214,520	204,897
Other accrued liabilities	216,535	256,316
Accrued salaries, wages and employee benefits	171,766	235,530
Accrued interest payable	36,775	9,679
Accrued income taxes	18,073	9,378

Total current liabilities	773,099	872,261
Long-term debt	1,814,258	1,817,625
Long-term capital leases	1,906	1,999
Postretirement medical benefits	137,025	140,108
Pension liability	395,722	427,422
Long-term employee related benefits	81,223	75,520
Long-term income tax liabilities	43,126	42,991
Other long-term liabilities	54,444	51,458

Total liabilities	3,300,803	3,429,384

Commitments and contingencies
Temporary equity	6,205	7,002

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit Common stock — $.01 par value; 270,000,000 shares authorized; 37,354,021 shares and 37,354,021 shares issued and outstanding	374	374
Additional paid-in capital	31,262	29,266
Retained earnings	199,523	150,770
Accumulated other comprehensive loss	(336,156)	(346,002)

Total Levi Strauss & Co. stockholders’ deficit	(104,997)	(165,592)
Noncontrolling interest	8,507	8,761

Total stockholders’ deficit	(96,490)	(156,831)

Total liabilities, temporary equity and stockholders’ deficit	$3,210,518	$3,279,555

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 26, 2012	February 27, 2011
	(Dollars in thousands)
	(Unaudited)
Net revenues	$1,164,961	$1,120,693
Cost of goods sold	616,167	562,726

Gross profit	548,794	557,967
Selling, general and administrative expenses	438,583	459,093

Operating income	110,211	98,874
Interest expense	(38,573)	(34,866)
Other income (expense), net	1,172	(5,959)

Income before income taxes	72,810	58,049
Income tax expense	23,513	18,881

Net income	49,297	39,168
Net (income) loss attributable to noncontrolling interest	(79)	1,507

Net income attributable to Levi Strauss & Co.	$49,218	$40,675

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 26, 2012	February 27, 2011
	(Dollars in thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$49,297	$39,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,218	28,390
Asset impairments	58	596
Gain on disposal of property, plant and equipment	(88)	(59)
Unrealized foreign exchange (gains) losses	(1,639)	6,650
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	3,485	5,723
Employee benefit plans’ amortization from accumulated other comprehensive loss	373	793
Employee benefit plans’ curtailment gain, net	(773)	(16)
Amortization of deferred debt issuance costs	1,110	1,058
Stock-based compensation	1,214	1,841
Allowance for doubtful accounts	2,919	3,028
Change in operating assets and liabilities:
Trade receivables	118,185	87,388
Inventories	(29,961)	(43,962)
Other current assets	(17,713)	3,313
Other non-current assets	(1,744)	(5,350)
Accounts payable and other accrued liabilities	26,711	(11,799)
Income tax liabilities	11,764	3,799
Accrued salaries, wages and employee benefits and long-term employee related benefits	(90,766)	(74,259)
Other long-term liabilities	1,049	(359)
Other, net	94	83

Net cash provided by operating activities	104,793	46,026

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(17,291)	(40,498)
Proceeds from sale of property, plant and equipment	117	76
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(3,485)	(5,723)

Net cash used for investing activities	(20,659)	(46,145)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(458)	(456)
Proceeds from senior revolving credit facility	50,000	—
Repayments of senior revolving credit facility	(110,000)	—
Short-term borrowings, net	7,754	(2,261)
Debt issuance costs	(51)	—
Restricted cash	(305)	618
Repurchase of common stock	(479)	(245)
Dividend to stockholders	—	(20,023)

Net cash used for financing activities	(53,539)	(22,367)

Effect of exchange rate changes on cash and cash equivalents	3,183	1,873

Net increase (decrease) in cash and cash equivalents	33,778	(20,613)
Beginning cash and cash equivalents	204,542	269,726

Ending cash and cash equivalents	$238,320	$249,113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,796	$5,009
Income taxes	4,077	11,933

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 27, 2011, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 7, 2012.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 26, 2012, may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2012.

The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2012 and 2011 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.

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

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

NOTE 2:    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments that are carried at fair value:

	February 26, 2012			November 27, 2011
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$19,443	$19,443	$—	$18,064	$18,064	$—
Forward foreign exchange contracts, net(3)	12,262	—	12,262	25,992	—	25,992

Total	$31,705	$19,443	$12,262	$44,056	$18,064	$25,992

Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$3,090	$—	$3,090	$5,256	$—	$5,256

Total	$3,090	$—	$3,090	$5,256	$—	$5,256

(1)	Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)	Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.

(3)	The Company’s over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net-settlement of these contracts on a per-institution basis.

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 26, 2012		November 27, 2011
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$140,145	$139,795	$200,267	$199,767
Senior term loan due 2014	324,741	314,208	324,663	316,562
8.875% senior notes due 2016	362,684	376,246	354,918	366,293
4.25% Yen-denominated Eurobonds due 2016	115,595	101,491	118,618	102,508
7.75% Euro senior notes due 2018	409,914	417,937	401,495	381,478
7.625% senior notes due 2020	536,453	562,703	526,446	519,883
Short-term borrowings	74,861	74,861	54,975	54,975

Total	$1,964,393	$1,987,241	$1,981,382	$1,941,466

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

NOTE 3:    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of February 26, 2012, the Company had forward foreign exchange contracts to buy $763.3 million and to sell $425.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2012.

The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 26, 2012			November 27, 2011
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$21,603	$(9,341)	$12,262	$31,906	$(5,914)	$25,992
Forward foreign exchange contracts(2)	310	(3,400)	(3,090)	4,547	(9,803)	(5,256)

Total	$21,913	$(12,741)		$36,453	$(15,717)

Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(44,448)		$—	$(46,115)
7.75% Euro senior notes due 2018	—	(401,160)		—	(400,350)

Total	$—	$(445,608)		$—	$(446,465)

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of February 26, 2012	As of November 27, 2011	Three Months Ended
			February 26, 2012	February 27, 2011
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637	$—	$—
Yen-denominated Eurobonds	(26,859)	(28,525)	2,606	(1,093)
Euro senior notes	(24,091)	(23,281)	—	—
Cumulative income taxes	18,145	18,476

Total	$(28,168)	$(28,693)

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended
	February 26, 2012	February 27, 2011
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(3,485)	$(5,723)
Unrealized	(11,767)	(2,373)

Total	$(15,252)	$(8,096)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

NOTE 4:    DEBT

	February 26, 2012	November 27, 2011

	(Dollars in thousands)
Long-term debt
Secured:
Senior revolving credit facility	$100,000	$100,000
Unsecured:
Senior term loan due 2014	324,127	324,032
8.875% senior notes due 2016	350,000	350,000
4.25% Yen-denominated Eurobonds due 2016	113,971	118,243
7.75% Euro senior notes due 2018	401,160	400,350
7.625% senior notes due 2020	525,000	525,000

Total unsecured	1,714,258	1,717,625

Total long-term debt	$1,814,258	$1,817,625

Short-term debt
Senior revolving credit facility	$40,000	$100,000
Short-term borrowings	74,075	54,747

Total short-term debt	$114,075	$154,747

Total long-term and short-term debt	$1,928,333	$1,972,372

Senior Revolving Credit Facility

The Company’s unused availability under its senior secured revolving credit facility was $554.6 million at February 26, 2012, as the Company’s total availability of $636.9 million was reduced by $82.3 million of letters of credit and other credit usage allocated under the facility.

Interest Rates on Borrowings

The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 26, 2012, was 6.99% as compared to 6.84% in the same period of 2011.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

NOTE 5:    EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$2,247	$2,583	$99	$120
Interest cost	14,413	15,028	1,659	1,907
Expected return on plan assets	(13,009)	(12,898)	—	—
Amortization of prior service (benefit) cost	(20)	65	(4,089)	(7,236)
Amortization of actuarial loss	3,142	6,730	1,289	1,256
Curtailment gain	(773)	(16)	—	—
Net settlement loss	107	11	—	—

Net periodic benefit cost (income)	6,107	11,503	(1,042)	(3,953)

Changes in accumulated other comprehensive loss:
Actuarial gain	(4)	—	—	—
Amortization of prior service benefit (cost)	20	(65)	4,089	7,236
Amortization of actuarial loss	(3,142)	(6,730)	(1,289)	(1,256)
Curtailment loss	(1)	—	—	—
Net settlement (loss) gain	(51)	22	—	—

Total recognized in accumulated other comprehensive loss	(3,178)	(6,773)	2,800	5,980

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$2,929	$4,730	$1,758	$2,027

NOTE 6:    COMMITMENTS AND CONTINGENCIES

Forward Foreign Exchange Contracts

The Company uses over-the-counter derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. Please see Note 3 for additional information.

Other Contingencies

Litigation.    There have been no material developments with respect to the information previously reported in the Company’s 2011 Annual Report on Form 10-K related to legal proceedings.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

In the ordinary course of business, the Company has various pending cases involving contractual matters, facility- and employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.

NOTE 7:    COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended
	February 26, 2012	February 27, 2011
	(Dollars in thousands)
Net income	$49,297	$39,168

Other comprehensive income (loss):
Pension and postretirement benefits	296	515
Net investment hedge gains (losses)	525	(8,890)
Foreign currency translation gains	7,424	8,527
Unrealized gain on marketable securities	1,268	574

Total other comprehensive income	9,513	726

Comprehensive income	58,810	39,894
Comprehensive loss attributable to noncontrolling interest	(254)	(1,291)

Comprehensive income attributable to Levi Strauss & Co.	$59,064	$41,185

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	February 26, 2012	November 27, 2011
	(Dollars in thousands)
Pension and postretirement benefits	$(255,388)	$(255,684)
Net investment hedge losses	(28,168)	(28,693)
Foreign currency translation losses	(42,785)	(50,209)
Unrealized gain (loss) on marketable securities	721	(547)

Accumulated other comprehensive loss	(325,620)	(335,133)
Accumulated other comprehensive income attributable to noncontrolling interest	10,536	10,869

Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(336,156)	$(346,002)

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

NOTE 8:    OTHER INCOME (EXPENSE), NET

The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended
	February 26, 2012	February 27, 2011
	(Dollars in thousands)
Foreign exchange management losses(1)	$(15,252)	$(8,096)
Foreign currency transaction gains(2)	15,441	942
Interest income	347	415
Other	636	780

Total other income (expense), net	$1,172	$(5,959)

(1)	Losses on forward foreign exchange contracts primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates.

(2)	Foreign currency transaction gains in 2012 were primarily due to the appreciation of various foreign currencies against the U.S. Dollar.

NOTE 9:    INCOME TAXES

The effective income tax rate was 32.3% for the three months ended February 26, 2012, compared to 32.5% for the same period ended February 27, 2011. Income tax expense was $23.5 million for the three months ended February 26, 2012, compared to the $18.9 million for the same period ended February 27, 2011. The increase in income tax expense was primarily attributed to higher income before income taxes.

As of February 26, 2012, the Company’s total gross amount of unrecognized tax benefits was $145.7 million, of which $90.2 million would impact the effective tax rate, if recognized. As of November 27, 2011, the Company’s total gross amount of unrecognized tax benefits was $143.4 million, of which $87.9 million would have impacted the effective tax rate, if recognized.

NOTE 10:    RELATED PARTIES

Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. The Company donated $0.3 million to the Levi Strauss Foundation in each of the three-month periods ended February 26, 2012, and February 27, 2011.

NOTE 11:    BUSINESS SEGMENT INFORMATION

The Company manages its business according to three regional segments, the Americas, Europe and Asia Pacific. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income. On February 16, 2012, the Company announced organizational changes appointing Anne Rohosy to lead the Company’s commercial operations for the Americas and Europe, and formalizing Aaron Boey’s leadership of commercial operations for Asia Pacific. Both Ms. Rohosy and Mr. Boey report directly to the Company’s chief operating decision maker.

LEVI STRAUSS & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2012

Business segment information for the Company is as follows:

	Three Months Ended
	February 26, 2012	February 27, 2011
	(Dollars in thousands)
Net revenues:
Americas	$647,294	$592,186
Europe	289,452	311,604
Asia Pacific	228,215	216,903

Total net revenues	$1,164,961	$1,120,693

Operating income:
Americas	$79,636	$75,033
Europe	52,073	71,291
Asia Pacific	41,160	37,363

Regional operating income	172,869	183,687
Corporate expenses	62,658	84,813

Total operating income	110,211	98,874
Interest expense	(38,573)	(34,866)
Other income (expense), net	1,172	(5,959)

Income before income taxes	$72,810	$58,049

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, market and sell — directly or through third parties and licensees — products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands around the world.

Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through 492 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 21% of our net revenues in the three-month period of 2012, as compared to the same period in 2011, when our company-operated and online stores generated 18% of our net revenues. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas and through franchised stores in Asia Pacific.

Our Europe and Asia Pacific businesses, collectively, contributed approximately 44% of our net revenues and 54% of our regional operating income in the three-month period in 2012. Sales of Levi’s® brand products represented approximately 84% of our total net sales in the three-month period in 2012.

Trends Affecting Our Business

During the first quarter of 2012, we remained focused on our key long-term strategies: grow our global brands through product innovation and consumer focus, enhance relationships with wholesale customers and expand our dedicated retail channels to drive sales growth, capitalize on our global footprint to maximize opportunities in targeted growth markets, and continuously increase our productivity while refining our operating model and organizational structure.

Economic challenges continue to impact most markets around the world, including having an increasingly adverse effect on the traditional growth markets in our Asia Pacific region. Margins remained pressured by cotton costs during the quarter, and we expect this to continue through the first half of 2012.

Our First Quarter 2012 Results

Our first quarter 2012 results reflect net revenue growth and increased cash flows from operations.

•

Net revenues. Consolidated net revenues increased by 4% compared to the first quarter of 2011, and increased 5% on a constant-currency basis. Increased net revenues were primarily associated with our Levi’s® brand, due to the price increases we have implemented, and through the improved performance and expansion of our store network globally.

•

Operating income. Consolidated operating income increased by 11% and operating margin increased seventy basis-points compared to the first quarter of 2011. Gross margin declined due to the higher cost of cotton, which our price increases did not fully cover, but the decline was more than offset by lower advertising and promotion expenses and the increase in our net revenues.

•

Cash flows. Cash flows provided by operating activities were $104.8 million for the three-month period in 2012 as compared to $46 million for the same period in 2011, primarily reflecting higher trade receivable collections.

Financial Information Presentation

Fiscal year.    Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2012 and 2011 consisted of 13 weeks.

Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia Pacific.

Classification.    Our classification of certain significant revenues and expenses reflects the following:

•

Net revenues is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated and online stores and at our company-operated shop-in-shops located within department stores. It includes discounts, allowances for estimated returns and incentives. Net revenues also includes royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

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

Results of Operations for Three Months Ended February 26, 2012, as Compared to Same Period in 2011

The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2012	February 27, 2011	% Increase (Decrease)	February 26, 2012 % of Net Revenues	February 27, 2011 % of Net Revenues
	(Dollars in millions)
Net revenues	$1,165.0	$1,120.7	4.0%	100.0%	100.0%
Cost of goods sold	616.2	562.7	9.5%	52.9%	50.2%

Gross profit	548.8	558.0	(1.6)%	47.1%	49.8%
Selling, general and administrative expenses	438.6	459.1	(4.5)%	37.6%	41.0%

Operating income	110.2	98.9	11.5%	9.5%	8.8%
Interest expense	(38.6)	(34.9)	10.6%	(3.3)%	(3.1)%
Other income (expense), net	1.2	(6.0)	(119.7)%	0.1%	(0.5)%

Income before income taxes	72.8	58.0	25.4%	6.2%	5.2%
Income tax expense	23.5	18.8	24.5%	2.0%	1.7%

Net income	49.3	39.2	25.9%	4.2%	3.5%
Net (income) loss attributable to noncontrolling interest	(0.1)	1.5	(105.2)%	—	0.1%

Net income attributable to Levi Strauss & Co.	$49.2	$40.7	21.0%	4.2%	3.6%

Net revenues

The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 26, 2012	February 27, 2011	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$647.3	$592.2	9.3%	10.1%
Europe	289.5	311.6	(7.1)%	(3.2)%
Asia Pacific	228.2	216.9	5.2%	5.1%

Total net revenues	$1,165.0	$1,120.7	4.0%	5.4%

Total net revenues increased on both reported and constant-currency bases for the three-month period ended February 26, 2012, as compared to the same prior-year period.

Americas.    On both reported and constant-currency bases, net revenues in our Americas region increased for the three-month period, with currency affecting net revenues unfavorably by approximately $4 million.

The region’s increased net revenues primarily reflected higher Levi’s® brand sales, mainly due to the price increases we have implemented, partially offset by related volume declines in certain wholesale customers. Higher revenues also reflected an increased proportion of premium-priced Levi’s® brand products and increased sales of our Denizen® and Signature brand products.

Europe.    Net revenues in Europe decreased on both reported and constant-currency bases for the three-month period, with currency affecting net revenues unfavorably by approximately $12 million.

Net revenues in the region decreased primarily due to a lower volume of sales to franchisee stores and to our traditional wholesale channels, reflecting the ongoing depressed retail environment, most notably in southern Europe. Net revenues of our company-operated retail network grew, reflecting improved performance of our stores.

Asia Pacific.    Net revenues in Asia Pacific increased on both reported and constant-currency bases for the three-month period, with currency having little effect on net revenues during the quarter.

The net revenues increase was primarily from our Levi’s® brand, reflecting the price increases we have implemented, partially offset by volume declines, and a higher proportion of premium-priced products in the mix. Revenues also increased through the continued expansion of our brand-dedicated retail network in the region.

Gross profit

The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 26, 2012	February 27, 2011	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,165.0	$1,120.7	4.0%
Cost of goods sold	616.2	562.7	9.5%

Gross profit	$548.8	$558.0	(1.6)%

Gross margin	47.1%	49.8%

As compared to the same prior-year period, the gross profit decrease for the three-month period ended February 26, 2012, primarily resulted from a decline in our gross margin, partially offset by the increase in our net revenues. Currency affected gross profit unfavorably by approximately $14 million. The decrease in our gross margin was primarily due to the higher cost of cotton, which our price increases did not fully cover. The margin decline was partially offset by a decline in sales to lower-margin channels and the increased revenue contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.

Selling, general and administrative expenses

The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2012	February 27, 2011	% Increase (Decrease)	February 26, 2012 % of Net Revenues	February 27, 2011 % of Net Revenues
	(Dollars in millions)
Selling	$176.8	$175.2	0.9%	15.2%	15.6%
Advertising and promotion	45.9	62.2	(26.2)%	3.9%	5.6%
Administration	95.3	104.0	(8.4)%	8.2%	9.3%
Other	120.6	117.7	2.5%	10.4%	10.5%

Total SG&A	$438.6	$459.1	(4.5)%	37.6%	41.0%

Currency contributed approximately $4 million of the decrease in SG&A for the three-month period ended February 26, 2012, as compared to the same prior-year period.

Selling.    Selling expenses reflect costs such as rents and headcount associated with the support and continued expansion of our company-operated store network. We had ten more company-operated stores at the end of the first quarter of 2012 than we did at the end of the first quarter of 2011.

Advertising and promotion.    The decrease in advertising and promotion expenses primarily reflected a difference in timing of advertising campaigns as well as a reduction of our advertising activities in some markets.

Administration.    Administration expenses decreased primarily due to a decline in incentive compensation expense related to lower achievement against our internally-set objectives, and a decline in pension expense primarily as a result of changes to the U.S. pension plans in the second quarter of 2011.

Other.    Other SG&A includes distribution, information resources, and marketing organization costs.

Operating income

The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2012	February 27, 2011	% Increase (Decrease)	February 26, 2012 % of Net Revenues		February 27, 2011 % of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$79.6	$75.0	6.1%	12.3%		12.7%
Europe	52.1	71.3	(27.0)%	18.0%		22.9%
Asia Pacific	41.2	37.4	10.2%	18.0%		17.2%

Total regional operating income	172.9	183.7	(5.9)%	14.8	%*	16.4	%*
Corporate expenses	62.7	84.8	(26.1)%	5.4	%*	7.6	%*

Total operating income	$110.2	$98.9	11.5%	9.5	%*	8.8	%*

Operating margin	9.5%	8.8%

*	Percentage of consolidated net revenues

Currency unfavorably affected total operating income by approximately $10 million for the three-month period.

Regional operating income.

•

Americas.    The increase in operating income primarily reflected higher constant-currency net revenues in the region. Operating margin was flat as compared to the same prior-year period as a decline in the region’s gross margin was offset by lower SG&A.

•	Europe. The decrease in operating income and operating margin was primarily due to the region’s lower constant-currency net revenues, a lower gross margin, and the unfavorable impact of currency.

•	Asia Pacific. The increases in operating margin and operating income primarily reflected the region’s lower SG&A and higher constant-currency net revenues.

Corporate.    Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Lower corporate expenses reflected the decrease in incentive compensation expense and the decline in pension expense.

Interest expense

Interest expense increased to $38.6 million for the three-month period ended February 26, 2012, from $34.9 million for the same period in 2011. The increase in interest expense was due to higher interest expense on our deferred compensation plans, as well as higher average debt balances resulting from increased borrowings under our senior secured revolving credit facility.

The weighted-average interest rate on average borrowings outstanding for the three-month period ended February 26, 2012, was 6.99% as compared to 6.84% for the same period in 2011.

Other income (expense), net

Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month period ended February 26, 2012, we recorded income of $1.2 million as compared to expense of $6.0 million for the same prior-year period. The expense in 2011 reflected losses on foreign exchange derivatives which generally economically hedge future cash flow obligations of our foreign operations.

Income tax expense

Our effective income tax rate was 32.3% for the three months ended February 26, 2012, compared to 32.5% for the same period ended February 27, 2011. Our income tax expense was $23.5 million for the three months ended February 26, 2012, compared to $18.9 million for the same period ended February 27, 2011. The increase in our income tax expense was primarily attributed to higher income before taxes.

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

We are borrowers under a senior secured revolving credit facility. The facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $850 million, of which $800 million is available to us for revolving loans in U.S. Dollars and $50 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.

As of February 26, 2012, we had borrowings of $140.0 million under the facility, $40.0 million of which is classified as short-term debt. Unused availability under the facility was $554.6 million, as our total availability of $636.9 million, based on collateral levels as defined by the agreement, was reduced by $82.3 million of other credit-related instruments.

As of February 26, 2012, we had cash and cash equivalents totaling approximately $238.3 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $792.9 million.

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

There have been no material changes to our estimated cash requirements for 2012 from those disclosed in our 2011 Annual Report on Form 10-K.

Cash flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 26, 2012	February 27, 2011
	(Dollars in millions)
Cash provided by operating activities	$104.8	$46.0
Cash used for investing activities	(20.7)	(46.1)
Cash used for financing activities	(53.5)	(22.4)
Cash and cash equivalents	238.3	249.1

Cash flows from operating activities

Cash provided by operating activities was $104.8 million for the three-month period in 2012, as compared to $46.0 million for the same period in 2011. Cash provided by operating activities increased compared to the prior year due to an increase in customer collections, reflecting our higher beginning accounts receivable balance. This was partially offset by higher cash used for inventory as a result of higher cotton costs.

Cash flows from investing activities

Cash used for investing activities was $20.7 million for the three-month period in 2012, as compared to $46.1 million for the same period in 2011. The decrease in cash used for investing activities as compared to the prior year primarily reflects the higher information technology costs in 2011 associated with the installation of our global enterprise resource planning system.

Cash flows from financing activities

Cash used for financing activities was $53.5 million for the three-month period in 2012, as compared to $22.4 million for the same period in 2011. Net cash used in 2012 primarily related to net repayments of our senior revolving credit facility. Cash used in 2011 primarily related to our dividend payments to stockholders of $20.0 million.

Indebtedness

The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.9 billion as of February 26, 2012, we had fixed-rate debt of approximately $1.4 billion (75% of total debt) and variable-rate debt of approximately $0.5 billion (25% of total debt). There have been no substantial changes to our required aggregate debt principal payments on our long-term debt for each of the next five years and thereafter from those disclosed in our 2011 Annual Report on Form 10-K. Short-term debt of $40.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months; short-term borrowings of $74.1 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations

There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2011 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2011 Annual Report on Form 10-K.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 27, 2011, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2011 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We updated our evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 26, 2012. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 26, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Litigation.    There have been no material developments with respect to the information previously reported in our 2011 Annual Report on Form 10-K related to legal proceedings.

In the ordinary course of business, we have various pending cases involving contractual matters, facility- and employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2012, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 2,604 shares of our common stock to Stephen C. Neal, and the award of stock appreciation rights (“SARs”) representing an aggregate of 1,305,284 shares of our common stock to certain of our executives. These awards were made under our 2006 Equity Incentive Plan.

The RSUs were granted as part of the standard annual compensation provided to our non-employee Chairman of the Board, and represent a pro-rated grant for the period of time since Mr. Neal became the Chairman of the Board. RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. However, if the recipient’s continuous service terminates for reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. Each recipient’s initial grant of RSUs is subject to a mandatory deferral feature, by which the RSU will be converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. For subsequent grants, such as the one given to Mr. Neal, recipients of the RSUs have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted into shares upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

SARs are typically granted with an exercise price equal to the fair market value of the common stock on the date of grant as determined by the board. Twenty-five percent of each SAR grant vests on February 1, 2013, with the remaining 75% balance vesting at a rate of 75%/36 months (2.08% per month) commencing February 2, 2013, and ending January 2, 2016, subject to continued service. However, 25% of the shares subject to one of the awards made to Charles V. Bergh on February 2, 2012, in the amount of 436,720 units, vest on September 1, 2012; with the remaining 75% balance vesting in equal monthly installments beginning September 1, 2012, and ending August 1, 2015, in accordance with the terms of his employment agreement.

Upon the exercise of a SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised.

We will not receive any proceeds from the issuance or vesting of RSUs or SARs nor upon the exercise of the SARs. The RSUs and SARs were granted under Section 4(2) of the Securities Act of 1933, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.

In addition to the above-referenced issuances of securities, we also repurchased a total of 14,974 shares of our common stock during the quarter in connection with the exercise of put rights under our 2006 Equity Incentive Plan.

We are a privately-held corporation; there is no public trading of our common stock. As of April 5, 2012, we had 37,345,985 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 10, 2012	LEVI STRAUSS & Co.
(Registrant)

	By:	/s/ HEIDI L. MANES
Heidi L. Manes Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.