Form 10-Q
period 2012-05-27
LEVI STRAUSS & CO
filed 2012-07-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 27, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 002-90139
_________________
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
_________________
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
Common Stock $.01 par value — 37,345,985 shares outstanding on July 5, 2012

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 27, 2012	November 27, 2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$277,893	$204,542
Trade receivables, net of allowance for doubtful accounts of $22,680 and $22,684	366,429	654,903
Inventories:
Raw materials	6,281	7,086
Work-in-process	8,736	9,833
Finished goods	491,080	594,483
Total inventories	506,097	611,402
Deferred tax assets, net	97,461	99,544
Other current assets	134,938	172,830
Total current assets	1,382,818	1,743,221
Property, plant and equipment, net of accumulated depreciation of $767,033 and $731,859	474,684	502,388
Goodwill	239,295	240,970
Other intangible assets, net	65,551	71,818
Non-current deferred tax assets, net	598,115	613,161
Other non-current assets	133,007	107,997
Total assets	$2,893,470	$3,279,555

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$65,679	$154,747
Current maturities of capital leases	905	1,714
Accounts payable	164,675	204,897
Other accrued liabilities	196,519	256,316
Accrued salaries, wages and employee benefits	168,145	235,530
Accrued interest payable	6,232	9,679
Accrued income taxes	2,947	9,378
Total current liabilities	605,102	872,261
Long-term debt	1,690,405	1,817,625
Long-term capital leases	1,723	1,999
Postretirement medical benefits	135,614	140,108
Pension liability	392,193	427,422
Long-term employee related benefits	81,677	75,520
Long-term income tax liabilities	37,994	42,991
Other long-term liabilities	54,390	51,458
Total liabilities	2,999,098	3,429,384
Commitments and contingencies
Temporary equity	5,024	7,002

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,345,985 shares and 37,354,021 shares issued and outstanding	373	374
Additional paid-in capital	33,776	29,266
Retained earnings	192,716	150,770
Accumulated other comprehensive loss	(346,075)	(346,002)
Total Levi Strauss & Co. stockholders’ deficit	(119,210)	(165,592)
Noncontrolling interest	8,558	8,761
Total stockholders’ deficit	(110,652)	(156,831)
Total liabilities, temporary equity and stockholders’ deficit	$2,893,470	$3,279,555
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands) (Unaudited)
Net revenues	$1,047,157	$1,092,922	$2,212,118	$2,213,615
Cost of goods sold	566,471	552,226	1,182,638	1,114,952
Gross profit	480,686	540,696	1,029,480	1,098,663
Selling, general and administrative expenses	435,056	475,720	873,639	934,813
Operating income	45,630	64,976	155,841	163,850
Interest expense	(32,411)	(33,515)	(70,984)	(68,381)
Loss on early extinguishment of debt	(8,206)	—	(8,206)	—
Other income (expense), net	10,697	(1,006)	11,869	(6,965)
Income before income taxes	15,710	30,455	88,520	88,504
Income tax expense	2,467	9,944	25,980	28,825
Net income	13,243	20,511	62,540	59,679
Net (income) loss attributable to noncontrolling interest	(10)	460	(89)	1,967
Net income attributable to Levi Strauss & Co.	$13,233	$20,971	$62,451	$61,646

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 27, 2012	May 29, 2011
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$62,540	$59,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,777	57,495
Asset impairments	233	2,382
Gain on disposal of property, plant and equipment	(151)	(76)
Unrealized foreign exchange (gains) losses	(19,463)	9,300
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(2,530)	4,863
Employee benefit plans’ amortization from accumulated other comprehensive loss	858	(503)
Employee benefit plans’ curtailment (gain) loss, net	(995)	3,055
Noncash gain on extinguishment of debt, net of write-off of unamortized debt issuance costs	(3,643)	—
Amortization of deferred debt issuance costs	2,223	2,138
Stock-based compensation	2,542	3,414
Allowance for doubtful accounts	3,740	1,354
Change in operating assets and liabilities:
Trade receivables	280,568	134,540
Inventories	95,336	(42,491)
Other current assets	18,322	(38,850)
Other non-current assets	(4,557)	1,603
Accounts payable and other accrued liabilities	(73,242)	(38,238)
Income tax liabilities	(3,483)	(4,386)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(95,576)	(69,003)
Other long-term liabilities	1,866	(1,018)
Other, net	259	171
Net cash provided by operating activities	327,624	85,429
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,571)	(75,713)
Proceeds from sale of property, plant and equipment	202	135
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	2,530	(4,863)
Other	—	(500)
Net cash used for investing activities	(33,839)	(80,941)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	385,000	—
Repayments of long-term debt and capital leases	(407,203)	(953)
Proceeds from senior revolving credit facility	50,000	—
Repayments of senior revolving credit facility	(220,000)	—
Short-term borrowings, net	6,566	527
Debt issuance costs	(6,972)	—
Restricted cash	969	571
Repurchase of common stock	(479)	(245)
Dividend to stockholders	(20,036)	(20,023)
Net cash used for financing activities	(212,155)	(20,123)
Effect of exchange rate changes on cash and cash equivalents	(8,279)	4,400
Net increase (decrease) in cash and cash equivalents	73,351	(11,235)
Beginning cash and cash equivalents	204,542	269,726
Ending cash and cash equivalents	$277,893	$258,491

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68,466	$64,651
Income taxes	22,306	30,467

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories, for men, women and children under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Company operates its business through three geographic regions: Americas, Europe and Asia Pacific.
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 27, 2012, may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2012.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 27, 2012			November 27, 2011
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$18,811	$18,811	$—	$18,064	$18,064	$—
Forward foreign exchange contracts, net(3)	32,382	—	32,382	25,992	—	25,992
Total	$51,193	$18,811	$32,382	$44,056	$18,064	$25,992
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$8,163	$—	$8,163	$5,256	$—	$5,256
Total	$8,163	$—	$8,163	$5,256	$—	$5,256
_____________

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

The following table presents the carrying value — including accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 27, 2012		November 27, 2011
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$30,035	$29,960	$200,267	$199,767
Senior term loan due 2014	324,853	317,558	324,663	316,562
8.875% senior notes due 2016	—	—	354,918	366,293
4.25% Yen-denominated Eurobonds due 2016	50,411	47,584	118,618	102,508
7.75% Euro senior notes due 2018	377,014	377,014	401,495	381,478
7.625% senior notes due 2020	526,446	557,946	526,446	519,883
6.875% senior notes due 2022	386,470	387,433	—	—
Short-term borrowings	66,370	66,370	54,975	54,975
Total	$1,761,599	$1,783,865	$1,981,382	$1,941,466
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 27, 2012, the Company had forward foreign exchange contracts to buy $859.4 million and to sell $482.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2013.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 27, 2012			November 27, 2011
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$46,531	$(14,149)	$32,382	$31,906	$(5,914)	$25,992
Forward foreign exchange contracts(2)	2,048	(10,211)	(8,163)	4,547	(9,803)	(5,256)
Total	$48,579	$(24,360)		$36,453	$(15,717)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(44,724)		$—	$(46,115)
7.75% Euro senior notes due 2018	—	(375,930)		—	(400,350)
Total	$—	$(420,654)		$—	$(446,465)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 27, 2012	November 27, 2011	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637	$—	$—	—	—
Yen-denominated Eurobonds	(27,076)	(28,525)	(83)	(453)	2,523	(1,546)
Euro senior notes	1,139	(23,281)	—	—	—	—
Cumulative income taxes	8,452	18,476
Total	$(12,848)	$(28,693)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$6,015	$860	$2,530	$(4,863)
Unrealized	15,318	1,405	3,551	(968)
Total	$21,333	$2,265	$6,081	$(5,831)
NOTE 4: DEBT

	May 27, 2012	November 27, 2011
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$30,000	$100,000
Unsecured:
Senior term loan due 2014	324,224	324,032
8.875% senior notes due 2016	—	350,000
4.25% Yen-denominated Eurobonds due 2016	50,251	118,243
7.75% Euro senior notes due 2018	375,930	400,350
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	385,000	—
Total unsecured	1,660,405	1,717,625
Total long-term debt	$1,690,405	$1,817,625
Short-term debt
Senior revolving credit facility	$—	$100,000
Short-term borrowings	65,679	54,747
Total short-term debt	$65,679	$154,747
Total long-term and short-term debt	$1,756,084	$1,972,372

Issuance of Senior Notes due 2022 and Tender, Redemption and Partial Repurchase of Senior Notes due 2016 and Yen-denominated Eurobonds due 2016

Senior Notes due 2022. On May 8, 2012, the Company issued $385.0 million in aggregate principal amount of 6.875% senior notes due 2022 (the “Senior Notes due 2022”) to qualified institutional buyers and to purchasers outside the United States in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured obligations that rank equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Senior Notes due 2022 mature on May 1, 2022. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2012. The Company may redeem some or all of the Senior Notes due 2022 prior to May 1, 2017, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes,

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

after giving the required notice under the indenture. In addition, at any time prior to May 1, 2015, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes due 2022 with the proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the Senior Notes due 2022, plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $7.4 million associated with the issuance of the notes, representing underwriting fees and other expenses, will be amortized to interest expense over the term of the notes.

Other Covenants. The indenture contains covenants that limit, among other things, the Company's and certain of the Company's subsidiaries' ability to incur additional debt, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, enter into sale and leaseback transactions, merge or consolidate with another person, and dispose of all or substantially all of the Company's assets. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase. The offering and sale of the Senior Notes due 2022 have not been registered under the Securities Act, or any state securities laws. The Company filed a registration statement, which has been declared effective, to allow holders of the Senior Notes due 2022 to exchange the notes for the same principal amount of a new issue of notes with substantially identical terms, except that the exchange notes will generally be freely transferable under the Securities Act. The exchange offer expires 5:00 p.m., New York City time on July 12, 2012, unless extended by the Company.

Use of Proceeds — Tender offer, redemption and partial repurchase. On April 24, 2012, the Company commenced a cash tender offer for the outstanding principal amount of its $350.0 million Senior Notes due 2016. The tender offer expired May 21, 2012, and the Company redeemed all remaining notes that were not tendered in the offer on May 25, 2012. The Company purchased all of the outstanding Senior Notes due 2016 pursuant to the tender offer and subsequent redemption.

On May 11, 2012, the Company repurchased ¥5,116,500,000 in aggregate principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $56.4 million including interest.

The tender offer, redemption, and partial repurchase described above, as well as underwriting fees associated with the new issuance, were primarily funded with the proceeds from the issuance of the Senior Notes due 2022. The Company recorded a net loss of $8.2 million on early extinguishment of debt, primarily comprised of a tender premium of $11.4 million and the write-off of $4.0 million of unamortized debt issuance costs, partially offset by a gain of $7.6 million related to the partial repurchase of Yen-denominated Eurobonds at a discount of their par value.
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $586.6 million at May 27, 2012, as the Company’s total availability of $664.2 million was reduced by $77.6 million of letters of credit and other credit usage allocated under the facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 27, 2012, was 7.17% and 7.08%, respectively, as compared to 6.84% in each of the same periods of 2011.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$2,247	$2,604	$100	$119
Interest cost	14,435	15,126	1,658	1,907
Expected return on plan assets	(13,108)	(13,057)	—	—
Amortization of prior service (benefit) cost	(21)	20	(4,089)	(7,237)
Amortization of actuarial loss	3,161	4,304	1,289	1,257
Curtailment (gain) loss(1)	(222)	3,071	—	—
Net settlement loss	310	705	—	—
Net periodic benefit cost (income)	6,802	12,773	(1,042)	(3,954)
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)(1)	74	(32,415)	—	—
Amortization of prior service benefit (cost)	21	(20)	4,089	7,237
Amortization of actuarial loss	(3,161)	(4,304)	(1,289)	(1,257)
Curtailment loss(1)	—	(3,071)	—	—
Net settlement loss	(145)	(360)	—	—
Total recognized in accumulated other comprehensive loss	(3,211)	(40,170)	2,800	5,980
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$3,591	$(27,397)	$1,758	$2,026

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$4,494	$5,187	$199	$239
Interest cost	28,848	30,154	3,317	3,814
Expected return on plan assets	(26,117)	(25,955)	—	—
Amortization of prior service (benefit) cost	(41)	85	(8,178)	(14,473)
Amortization of actuarial loss	6,303	11,034	2,578	2,513
Curtailment (gain) loss(1)	(995)	3,055	—	—
Net settlement loss	417	716	—	—
Net periodic benefit cost (income)	12,909	24,276	(2,084)	(7,907)
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)(1)	70	(32,415)	—	—
Amortization of prior service benefit (cost)	41	(85)	8,178	14,473
Amortization of actuarial loss	(6,303)	(11,034)	(2,578)	(2,513)
Curtailment loss(1)	(1)	(3,071)	—	—
Net settlement loss	(196)	(338)	—	—
Total recognized in accumulated other comprehensive loss	(6,389)	(46,943)	5,600	11,960
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$6,520	$(22,667)	$3,516	$4,053
_____________

(1)
On April 15, 2011, participants in the Company's U.S. pension plans ceased earning benefits. This event triggered a remeasurement of the U.S. pension plans resulting in a $32.0 million change in the plans' funded status and a $2.9 million curtailment loss attributable to the accelerated recognition of prior service cost.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

NOTE 7: DIVIDEND PAYMENT
The Company paid a cash dividend of $20.0 million in the second quarter of 2012. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company's Board of Directors depending upon, among other factors, the income tax impact to the dividend recipients, the Company's financial condition and compliance with the terms of the Company's debt agreements.

NOTE 8: COMPREHENSIVE INCOME (LOSS)
The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands)
Net income	$13,243	$20,511	$62,540	$59,679
Other comprehensive income (loss):
Pension and postretirement benefits	321	21,335	617	21,850
Net investment hedge gains (losses)	15,320	(6,570)	15,845	(15,460)
Foreign currency translation (losses) gains	(25,068)	14,363	(17,644)	22,890
Unrealized (loss) gain on marketable securities	(449)	93	819	667
Total other comprehensive (loss) income	(9,876)	29,221	(363)	29,947
Comprehensive income	3,367	49,732	62,177	89,626
Comprehensive income (loss) attributable to noncontrolling interest	53	(384)	(201)	(1,675)
Comprehensive income attributable to Levi Strauss & Co.	$3,314	$50,116	$62,378	$91,301
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 27, 2012	November 27, 2011
	(Dollars in thousands)
Pension and postretirement benefits	$(255,067)	$(255,684)
Net investment hedge losses	(12,848)	(28,693)
Foreign currency translation losses	(67,853)	(50,209)
Unrealized gain (loss) on marketable securities	272	(547)
Accumulated other comprehensive loss	(335,496)	(335,133)
Accumulated other comprehensive income attributable to noncontrolling interest	10,579	10,869
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(346,075)	$(346,002)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

NOTE 9: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$21,333	$2,265	$6,081	$(5,831)
Foreign currency transaction (losses) gains	(12,237)	(4,236)	3,204	(3,294)
Interest income	461	404	808	819
Other	1,140	561	1,776	1,341
Total other income (expense), net	$10,697	$(1,006)	$11,869	$(6,965)
_____________

(1)	Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates.

NOTE 10: INCOME TAXES
The effective income tax rate was 29.3% for the six months ended May 27, 2012, compared to 32.6% for the same period ended May 29, 2011. The reduction in the effective tax resulted from a $3.0 million discrete tax benefit related to our foreign operations.
As of May 27, 2012, the Company’s total gross amount of unrecognized tax benefits was $141.3 million, of which $88.8 million could impact the effective tax rate, if recognized. As of November 27, 2011, the Company’s total gross amount of unrecognized tax benefits was $143.4 million, of which $87.9 million could have impacted the effective tax rate, if recognized.

NOTE 11: RELATED PARTIES
Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and six-month periods ended May 27, 2012, the Company donated $1.6 million and $1.9 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $0.7 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2012

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

Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(Dollars in thousands)
Net revenues:
Americas	$605,169	$599,074	$1,252,463	$1,191,260
Europe	253,897	281,108	543,349	592,712
Asia Pacific	188,091	212,740	416,306	429,643
Total net revenues	$1,047,157	$1,092,922	$2,212,118	$2,213,615
Operating income:
Americas	$71,325	$82,600	$150,961	$157,633
Europe	29,556	37,522	81,629	108,813
Asia Pacific	18,752	25,429	59,912	62,792
Regional operating income	119,633	145,551	292,502	329,238
Corporate expenses	74,003	80,575	136,661	165,388
Total operating income	45,630	64,976	155,841	163,850
Interest expense	(32,411)	(33,515)	(70,984)	(68,381)
Loss on early extinguishment of debt	(8,206)	—	(8,206)	—
Other income (expense), net	10,697	(1,006)	11,869	(6,965)
Income before income taxes	$15,710	$30,455	$88,520	$88,504

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell — directly or through third parties and licensees — products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands around the world.
Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through 496 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 21% of our net revenues in the first half of 2012, as compared to 18% in the same period in 2011. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas and through franchised stores in Asia Pacific.
Our Europe and Asia Pacific businesses, collectively, contributed approximately 43% of our net revenues and 48% of our regional operating income in the six-month period in 2012. Sales of Levi’s® brand products represented approximately 83% of our total net sales in the six-month period in 2012.
Trends Affecting Our Business
During the second quarter of 2012, we remained focused on our key long-term strategies: grow our global brands through product innovation and consumer focus, enhance relationships with wholesale customers and expand our dedicated retail channels to drive sales growth, and capitalize on our global footprint to maximize opportunities in targeted growth markets. We are pursuing opportunities to increase our profitability by changing our operating model and organizational structure in certain areas of our business, which could have an adverse financial impact during the remainder of our fiscal year.
Economic challenges continue to impact most markets around the world, including having an increasingly adverse effect on the traditional growth markets in our Asia Pacific region, such as China and India, as well as the southern markets of Europe. Margins remained pressured by cotton costs during the quarter, although we expect this trend to improve during the second half of 2012.
Our Second Quarter 2012 Results
Our second quarter 2012 results reflect the ongoing global economic challenges but an improvement in cash flows from operations.

•
Net revenues. Consolidated net revenues decreased by 4% compared to the second quarter of 2011, and decreased 1% on a constant-currency basis, reflecting a decline in sales in our Asia Pacific and Europe regions.

•
Operating income. Consolidated operating income and operating margin declined compared to the second quarter of 2011. Gross margin declined due to the higher cost of cotton, which our price increases did not fully cover. This decline was partially offset by lower advertising and promotion expenses.

•
Cash flows. Cash flows provided by operating activities were $328 million for the six-month period in 2012 as compared to $85 million for the same period in 2011, primarily reflecting higher trade receivable collections and lower payments to vendors.

Refinancing of Debt

In May 2012 we completed an offering of $385 million aggregate principal amount of 6.875% Senior Notes due 2022. We used the net proceeds to complete a tender offer for our outstanding 8.875% Senior Notes due 2016. Additionally, we repurchased ¥5.1 billion aggregate principal amount of our 4.25% Yen-denominated Eurobonds due 2016, for total consideration of $56.4 million including accrued interest. As a result of these actions, we extended the maturity profile of our debt while securing a low weighted-average cost of borrowing.

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

•	Selling costs include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops.

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
Results of Operations for Three and Six Months Ended May 27, 2012, as Compared to Same Periods in 2011
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 27, 2012	May 29, 2011	% Increase (Decrease)	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011	% Increase (Decrease)	May 27, 2012	May 29, 2011
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,047.2	$1,092.9	(4.2)%	100.0%	100.0%	$2,212.1	$2,213.6	(0.1)%	100.0%	100.0%
Cost of goods sold	566.5	552.2	2.6%	54.1%	50.5%	1,182.6	1,114.9	6.1%	53.5%	50.4%
Gross profit	480.7	540.7	(11.1)%	45.9%	49.5%	1,029.5	1,098.7	(6.3)%	46.5%	49.6%
Selling, general and administrative expenses	435.1	475.7	(8.5)%	41.5%	43.5%	873.7	934.8	(6.5)%	39.5%	42.2%
Operating income	45.6	65.0	(29.8)%	4.4%	5.9%	155.8	163.9	(4.9)%	7.0%	7.4%
Interest expense	(32.4)	(33.5)	(3.3)%	(3.1)%	(3.1)%	(71.0)	(68.4)	3.8%	(3.2)%	(3.1)%
Loss on early extinguishment of debt	(8.2)	—	—	(0.8)%	—	(8.2)	—	—	(0.4)%	—
Other income (expense), net	10.7	(1.0)	(1,163.3)%	1.0%	(0.1)%	11.9	(7.0)	(270.4)%	0.5%	(0.3)%
Income before income taxes	15.7	30.5	(48.4)%	1.5%	2.8%	88.5	88.5	—	4.0%	4.0%
Income tax expense	2.5	10.0	(75.2)%	0.2%	0.9%	26.0	28.8	(9.9)%	1.2%	1.3%
Net income	13.2	20.5	(35.4)%	1.3%	1.9%	62.5	59.7	4.8%	2.8%	2.7%
Net (income) loss attributable to noncontrolling interest	—	0.5	(102.2)%	—	—	—	1.9	(104.5)%	—	0.1%
Net income attributable to Levi Strauss & Co.	$13.2	$21.0	(36.9)%	1.3%	1.9%	$62.5	$61.6	1.3%	2.8%	2.8%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 27, 2012	May 29, 2011	As Reported	Constant Currency	May 27, 2012	May 29, 2011	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$605.2	$599.1	1.0%	2.0%	$1,252.5	$1,191.3	5.1%	6.0%
Europe	253.9	281.1	(9.7)%	(1.5)%	543.3	592.7	(8.3)%	(2.4)%
Asia Pacific	188.1	212.7	(11.6)%	(8.9)%	416.3	429.6	(3.1)%	(1.7)%
Total net revenues	$1,047.2	$1,092.9	(4.2)%	(1.0)%	$2,212.1	$2,213.6	(0.1)%	2.3%
As compared to the same periods in the prior year, net revenues were affected unfavorably by changes in foreign currency exchange rates across all regions.
Americas.    On both reported and constant-currency bases, net revenues in our Americas region increased for the three- and six-month periods, with currency affecting net revenues unfavorably by approximately $6 million and $10 million, respectively.
For both periods, Levi’s® brand net revenues increased in our retail stores, due to the price increases we have implemented and the mix of higher-priced products. At wholesale, Levi’s® brand net revenues declined for the three-month period and increased for the six-month period, as the benefit of price increases we have implemented was offset by volume declines in certain wholesale customers and a decline in sales to lower-margin channels. In both periods, sales of our Denizen® and Signature brand products increased, while Dockers® brand net revenues declined, reflecting a decrease in sales to certain wholesale customers and to lower-margin channels.
Europe.    Net revenues in Europe decreased on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues unfavorably by approximately $23 million and $35 million, respectively.
For both periods, net revenues in the region decreased primarily due to reduced sales in our traditional wholesale channels and to franchisee stores, reflecting the ongoing depressed retail environment, most notably in southern Europe. This was partially offset by increased net revenues of our company-operated retail network, reflecting improved performance of our stores.
Asia Pacific.    Net revenues in Asia Pacific decreased on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues unfavorably by approximately $6 million in each period.
The net revenues decrease in both periods reflected the economic slowdown faced by most markets in the region during the second quarter. Net revenues declined in our Levi’s® and Denizen® brands.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 27, 2012	May 29, 2011	% Increase (Decrease)	May 27, 2012	May 29, 2011	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,047.2	$1,092.9	(4.2)%	$2,212.1	$2,213.6	(0.1)%
Cost of goods sold	566.5	552.2	2.6%	1,182.6	1,114.9	6.1%
Gross profit	$480.7	$540.7	(11.1)%	$1,029.5	$1,098.7	(6.3)%
Gross margin	45.9%	49.5%		46.5%	49.6%
As compared to the same prior-year periods, the gross profit decrease for the three- and six-month periods ended May 27, 2012, primarily resulted from a decline in our gross margin as well as unfavorable currency effects of approximately $27 million and $41 million, respectively. The decrease in our gross margin was primarily due to the higher cost of cotton, which our price increases did not fully cover. The margin decline was partially offset by a decline in sales to lower-margin channels and the increased revenue contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 27, 2012	May 29, 2011	% Increase (Decrease)	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011	% Increase (Decrease)	May 27, 2012	May 29, 2011
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$173.4	$174.1	(0.4)%	16.6%	15.9%	$350.4	$349.3	0.3%	15.8%	15.8%
Advertising and promotion	46.7	72.2	(35.3)%	4.5%	6.6%	92.6	134.4	(31.1)%	4.2%	6.1%
Administration	98.8	103.3	(4.4)%	9.4%	9.5%	193.8	207.3	(6.5)%	8.8%	9.4%
Other	116.2	126.1	(8.0)%	11.1%	11.5%	236.9	243.8	(2.9)%	10.7%	11.0%
Total SG&A	$435.1	$475.7	(8.5)%	41.5%	43.5%	$873.7	$934.8	(6.5)%	39.5%	42.2%

Currency contributed approximately $15 million and $19 million of the decrease in SG&A for the three- and six-month periods ended May 27, 2012, respectively, as compared to the same prior-year periods.
Selling.    Selling expenses reflect costs such as rents and headcount associated with the support and continued expansion of our company-operated store network. Currency favorably impacted selling expenses by $6 million and $9 million for the three- and six-month periods ended May 27, 2012, respectively, as compared to the same prior-year periods.
Advertising and promotion.    For both periods, the decrease in advertising and promotion expenses primarily reflected a reduction of our advertising activities in some markets.
Administration.    For both periods, the decrease in administration expenses was primarily due to a decline in incentive compensation expense related to lower achievement against our internally-set objectives, and a decline in pension expense primarily resulting from changes to the U.S. pension plans in the second quarter of 2011.
Other.    Other SG&A includes distribution, information resources, and marketing organization costs. These costs decreased primarily due to lower distribution costs.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 27, 2012	May 29, 2011	% Increase (Decrease)	May 27, 2012		May 29, 2011		May 27, 2012	May 29, 2011	% Increase (Decrease)	May 27, 2012		May 29, 2011
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$71.3	$82.6	(13.7)%	11.8%		13.8%		$151.0	$157.6	(4.2)%	12.1%		13.2%
Europe	29.6	37.5	(21.2)%	11.6%		13.3%		81.6	108.8	(25.0)%	15.0%		18.4%
Asia Pacific	18.7	25.5	(26.3)%	10.0%		12.0%		59.9	62.8	(4.6)%	14.4%		14.6%
Total regional operating income	119.6	145.6	(17.8)%	11.4%	*	13.3%	*	292.5	329.2	(11.2)%	13.2%	*	14.9%	*
Corporate expenses	74.0	80.6	(8.2)%	7.1%	*	7.4%	*	136.7	165.3	(17.4)%	6.2%	*	7.5%	*
Total operating income	$45.6	$65.0	(29.8)%	4.4%	*	5.9%	*	$155.8	$163.9	(4.9)%	7.0%	*	7.4%	*
Operating margin	4.4%	5.9%						7.0%	7.4%
______________

* Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $12 million and $22 million for the three- and six-month periods ended May 27, 2012.
Regional operating income.    For both periods, the decrease in regional operating income and operating margin reflected the decline in gross margin and the unfavorable effects of currency, partially offset by lower SG&A.
Corporate.    Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Lower corporate expenses in both periods reflected the decrease in incentive compensation expense and the decline in pension expenses.
Interest expense
The weighted-average interest rate on average borrowings outstanding for the three- and six-month periods ended May 27, 2012, was 7.17% and 7.08% as compared to 6.84% in each of the same periods in 2011.
Loss on early extinguishment of debt
During the three months ended May 27, 2012, we recorded a $8.2 million net loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was primarily comprised of a tender premium of $11.4 million, the write-off of $4.0 million of unamortized debt issuance costs, partially offset by a gain of $7.6 million related to the partial repurchase of Yen-denominated Eurobonds due 2016 at a discount to their par value.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three- and six-month periods ended May 27, 2012, we recorded income of $10.7 million and $11.9 million, respectively, as compared to expense of $1.0 million and $7.0 million, respectively, for the same prior-year periods. The income in 2012 and expense in 2011 reflected gains and losses, respectively, on foreign exchange derivatives which generally economically hedge future cash flow obligations of our foreign operations.
Income tax expense
Our effective income tax rate was 29.3% for the six months ended May 27, 2012, compared to 32.6% for the same period ended May 29, 2011. The reduction in effective tax rate in 2012 as compared to 2011 is the result of a $3.0 million discrete tax benefit related to our foreign operations.

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
As of May 27, 2012, we had borrowings of $30.0 million under the facility, all of which is classified as long-term debt. Unused availability under the facility was $586.6 million, as our total availability of $664.2 million, based on collateral levels as defined by the agreement, was reduced by $77.6 million of other credit-related instruments.
As of May 27, 2012, we had cash and cash equivalents totaling approximately $277.9 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $864.5 million.
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
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 27, 2012	May 29, 2011
	(Dollars in millions)
Cash provided by operating activities	$327.6	$85.4
Cash used for investing activities	(33.8)	(80.9)
Cash used for financing activities	(212.2)	(20.1)
Cash and cash equivalents	277.9	258.5
Cash flows from operating activities
Cash provided by operating activities was $327.6 million for the six-month period in 2012, as compared to $85.4 million for the same period in 2011. Cash provided by operating activities increased compared to the prior year due to an increase in cash received from customers, reflecting our higher beginning accounts receivable balance, and a decline in payments to vendors, reflecting our lower SG&A. We also used less cash for inventory as compared to prior year.

Cash flows from investing activities
Cash used for investing activities was $33.8 million for the six-month period in 2012, as compared to $80.9 million for the same period in 2011. The decrease in cash used for investing activities as compared to the prior year primarily reflects the higher information technology costs in 2011 associated with the installation of our global enterprise resource planning system.
Cash flows from financing activities
Cash used for financing activities was $212.2 million for the six-month period in 2012, as compared to $20.1 million for the same period in 2011. Net cash used in 2012 primarily related to net repayments of our senior revolving credit facility. Cash used in both years include dividend payments to stockholders of $20.0 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.8 billion as of May 27, 2012, we had fixed-rate debt of approximately $1.4 billion (80% of total debt) and variable-rate debt of approximately $0.4 billion (20% of total debt). As of May 27, 2012, our required aggregate debt principal payments on our unsecured long-term debt were $324.2 million in 2014, $50.3 million in 2016 and the remaining $1.3 billion in years after 2017. Short-term borrowings of $65.7 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
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
We updated our evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 27, 2012. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 27, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On May 8, 2012, the Company issued 987 Restricted Stock Units to members of the Board of Directors in connection with the dividend equivalent provisions of our 2006 Equity Incentive Plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

4.1
Indenture, dated as of May 8, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee, governing the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

4.2
First Supplemental Indenture, dated as of May 8, 2012 to the Indenture dated as of March 17, 2006, each between the Registrant and Wilmington Trust Company, as trustee, governing the 8 7/8% Senior Notes due 2016. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

4.3
Registration Rights Agreement, dated May 8, 2012 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated in relation to the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

10.1
Purchase Agreement, dated April 24, 2012, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to the private placement of 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2012.

10.2
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

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

Date:	July 10, 2012		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HEIDI L. MANES
Heidi L. Manes Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.1
Indenture, dated as of May 8, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee, governing the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

4.2
First Supplemental Indenture, dated as of May 8, 2012 to the Indenture dated as of March 17, 2006, each between the Registrant and Wilmington Trust Company, as trustee, governing the 8 7/8% Senior Notes due 2016. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

4.3
Registration Rights Agreement, dated May 8, 2012 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated in relation to the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

10.1
Purchase Agreement, dated April 24, 2012, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to the private placement of 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2012.

10.2
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

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