Form 10-Q
period 2012-08-26
LEVI STRAUSS & CO
filed 2012-10-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 26, 2012
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
Common Stock $.01 par value — 37,392,343 shares outstanding on October 4, 2012

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 26, 2012	November 27, 2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$314,768	$204,542
Trade receivables, net of allowance for doubtful accounts of $23,309 and $22,684	438,776	654,903
Inventories:
Raw materials	6,246	7,086
Work-in-process	9,487	9,833
Finished goods	543,911	594,483
Total inventories	559,644	611,402
Deferred tax assets, net	142,972	99,544
Other current assets	120,856	172,830
Total current assets	1,577,016	1,743,221
Property, plant and equipment, net of accumulated depreciation of $766,789 and $731,859	458,227	502,388
Goodwill	239,417	240,970
Other intangible assets, net	62,718	71,818
Non-current deferred tax assets, net	551,560	613,161
Other non-current assets	118,498	107,997
Total assets	$3,007,436	$3,279,555

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$62,549	$154,747
Current maturities of capital leases	532	1,714
Accounts payable	231,332	204,897
Other accrued liabilities	221,510	256,316
Accrued salaries, wages and employee benefits	169,142	235,530
Accrued interest payable	30,055	9,679
Accrued income taxes	14,655	9,378
Total current liabilities	729,775	872,261
Long-term debt	1,662,205	1,817,625
Long-term capital leases	1,694	1,999
Postretirement medical benefits	131,895	140,108
Pension liability	387,077	427,422
Long-term employee related benefits	72,862	75,520
Long-term income tax liabilities	38,132	42,991
Other long-term liabilities	57,886	51,458
Total liabilities	3,081,526	3,429,384
Commitments and contingencies
Temporary equity	7,997	7,002

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,372,113 shares and 37,354,021 shares issued and outstanding	374	374
Additional paid-in capital	33,098	29,266
Retained earnings	221,046	150,770
Accumulated other comprehensive loss	(342,011)	(346,002)
Total Levi Strauss & Co. stockholders’ deficit	(87,493)	(165,592)
Noncontrolling interest	5,406	8,761
Total stockholders’ deficit	(82,087)	(156,831)
Total liabilities, temporary equity and stockholders’ deficit	$3,007,436	$3,279,555
The accompanying notes are an integral part of these consolidated financial statements.
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands) (Unaudited)
Net revenues	$1,100,856	$1,204,017	$3,312,974	$3,417,632
Cost of goods sold	580,108	634,573	1,762,746	1,749,525
Gross profit	520,748	569,444	1,550,228	1,668,107
Selling, general and administrative expenses	433,961	488,545	1,307,600	1,423,358
Operating income	86,787	80,899	242,628	244,749
Interest expense	(32,160)	(30,208)	(103,144)	(98,589)
Loss on early extinguishment of debt	—	—	(8,206)	—
Other income (expense), net	(5,747)	(5,779)	6,122	(12,744)
Income before income taxes	48,880	44,912	137,400	133,416
Income tax expense	23,802	13,612	49,782	42,437
Net income	25,078	31,300	87,618	90,979
Net loss attributable to noncontrolling interest	3,273	893	3,184	2,860
Net income attributable to Levi Strauss & Co.	$28,351	$32,193	$90,802	$93,839

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 26, 2012	August 28, 2011
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$87,618	$90,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,577	87,420
Asset impairments	19,413	2,957
Gain on disposal of property, plant and equipment	(303)	—
Unrealized foreign exchange (gains) losses	(14,666)	11,262
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(3,559)	8,252
Employee benefit plans’ amortization from accumulated other comprehensive loss	1,175	(4,555)
Employee benefit plans’ curtailment (gain) loss, net	(1,730)	1,629
Noncash gain on extinguishment of debt, net of write-off of unamortized debt issuance costs	(3,643)	—
Amortization of deferred debt issuance costs	3,268	3,241
Stock-based compensation	4,815	7,741
Allowance for doubtful accounts	5,243	4,957
Change in operating assets and liabilities:
Trade receivables	187,520	22,260
Inventories	16,919	(115,169)
Other current assets	28,056	(28,823)
Other non-current assets	(3,554)	1,124
Accounts payable and other accrued liabilities	83,469	1,309
Income tax liabilities	11,287	(3,554)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(102,991)	(73,019)
Other long-term liabilities	5,437	(994)
Other, net	423	270
Net cash provided by operating activities	415,774	17,287
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(54,308)	(106,010)
Proceeds from sale of property, plant and equipment	519	158
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	3,559	(8,252)
Other	—	(500)
Net cash used for investing activities	(50,230)	(114,604)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	385,000	—
Repayments of long-term debt and capital leases	(407,651)	(1,470)
Proceeds from senior revolving credit facility	50,000	70,000
Repayments of senior revolving credit facility	(250,000)	—
Short-term borrowings, net	1,633	6,926
Debt issuance costs	(7,368)	—
Restricted cash	671	(2,866)
Repurchase of common stock	(479)	(245)
Dividend to stockholders	(20,036)	(20,023)
Net cash (used for) provided by financing activities	(248,230)	52,322
Effect of exchange rate changes on cash and cash equivalents	(7,088)	6,113
Net increase (decrease) in cash and cash equivalents	110,226	(38,882)
Beginning cash and cash equivalents	204,542	269,726
Ending cash and cash equivalents	$314,768	$230,844

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$74,153	$69,124
Income taxes	28,814	43,697

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 26, 2012, may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2012.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2012 and 2011 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2011 Annual Report on Form 10-K, except for the following:

•
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment," ("ASU 2012-02"). ASU 2012-02 allows entities to first assess qualitatively whether it is necessary to perform the two-step impairment test for other non-amortized intangible assets. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test for other non-amortized intangible assets is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the impairment test for other non-amortized intangible assets. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2012 on a prospective basis for impairment tests on other non-amortized intangible assets. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 26, 2012			November 27, 2011
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$20,017	$20,017	$—	$18,064	$18,064	$—
Forward foreign exchange contracts, net(3)	10,990	—	10,990	25,992	—	25,992
Total	$31,007	$20,017	$10,990	$44,056	$18,064	$25,992
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$3,167	$—	$3,167	$5,256	$—	$5,256
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

The following table presents the carrying value — including related accrued interest — and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 26, 2012		November 27, 2011
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$—	$—	$200,267	$199,767
Senior term loan due 2014	324,886	321,643	324,663	316,562
8.875% senior notes due 2016	—	—	354,918	366,293
4.25% Yen-denominated Eurobonds due 2016	51,654	48,723	118,618	102,508
7.75% Euro senior notes due 2018	385,136	407,279	401,495	381,478
7.625% senior notes due 2020	536,342	571,780	526,446	519,883
6.875% senior notes due 2022	393,014	409,377	—	—
Short-term borrowings	63,028	63,028	54,975	54,975
Total	$1,754,060	$1,821,830	$1,981,382	$1,941,466
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 26, 2012, the Company had forward foreign exchange contracts to buy $659.3 million and to sell $359.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through October 2013.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 26, 2012			November 27, 2011
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$18,037	$(7,047)	$10,990	$31,906	$(5,914)	$25,992
Forward foreign exchange contracts(2)	2,040	(5,207)	(3,167)	4,547	(9,803)	(5,256)
Total	$20,077	$(12,254)		$36,453	$(15,717)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(45,356)		$—	$(46,115)
7.75% Euro senior notes due 2018	—	(376,920)		—	(400,350)
Total	$—	$(422,276)		$—	$(446,465)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 26, 2012	November 27, 2011	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637	$—	$—	—	—
4.25% Yen-denominated Eurobonds due 2016	(27,708)	(28,525)	(79)	(3,161)	2,444	(4,707)
7.75% Euro senior notes due 2018	149	(23,281)	—	—	—	—
Cumulative income taxes	9,068	18,476
Total	$(13,854)	$(28,693)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$1,029	$(3,389)	$3,559	$(8,252)
Unrealized	(16,413)	8,008	(12,862)	7,040
Total	$(15,384)	$4,619	$(9,303)	$(1,212)
NOTE 4: DEBT

	August 26, 2012	November 27, 2011
	(Dollars in thousands)

Long-term debt
Secured:
Senior revolving credit facility	$—	$100,000
Unsecured:
Senior term loan due 2014	324,323	324,032
8.875% senior notes due 2016	—	350,000
4.25% Yen-denominated Eurobonds due 2016	50,962	118,243
7.75% Euro senior notes due 2018	376,920	400,350
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	385,000	—
Total unsecured	1,662,205	1,717,625
Total long-term debt	$1,662,205	$1,817,625
Short-term debt
Senior revolving credit facility	$—	$100,000
Short-term borrowings	62,549	54,747
Total short-term debt	$62,549	$154,747
Total long-term and short-term debt	$1,724,754	$1,972,372

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

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

Exchange offer. In accordance with a registration rights agreement, the Company conducted an exchange offer to allow holders to exchange the notes for new notes in the same principal amount and with substantially identical terms, except that the new notes were registered under the Securities Act.

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
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $477.9 million at August 26, 2012, as the Company’s total availability of $548.8 million was reduced by $70.9 million of letters of credit and other credit usage allocated under the facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 26, 2012, was 6.95% and 7.05%, respectively, as compared to 6.74% and 6.81%, respectively, in the same periods of 2011.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$2,215	$2,552	$99	$119
Interest cost	14,364	15,123	1,658	1,908
Expected return on plan assets	(12,901)	(13,535)	—	—
Amortization of prior service benefit	(20)	(20)	(4,089)	(7,236)
Amortization of actuarial loss	3,154	1,939	1,290	1,256
Curtailment gain	(735)	(1,426)	—	—
Net settlement loss	—	20	—	—
Net periodic benefit cost (income)	6,077	4,653	(1,042)	(3,953)
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(451)	105	—	—
Amortization of prior service benefit	20	20	4,089	7,236
Amortization of actuarial loss	(3,154)	(1,939)	(1,290)	(1,256)
Curtailment gain (loss)	192	(7)	—	—
Net settlement gain (loss)	18	(9)	—	—
Total recognized in accumulated other comprehensive loss	(3,375)	(1,830)	2,799	5,980
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$2,702	$2,823	$1,757	$2,027

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$6,709	$7,739	$298	$358
Interest cost	43,212	45,277	4,975	5,722
Expected return on plan assets	(39,018)	(39,490)	—	—
Amortization of prior service (benefit) cost	(61)	65	(12,267)	(21,709)
Amortization of actuarial loss	9,457	12,973	3,868	3,769
Curtailment (gain) loss	(1,730)	1,629	—	—
Net settlement loss	417	736	—	—
Net periodic benefit cost (income)	18,986	28,929	(3,126)	(11,860)
Changes in accumulated other comprehensive loss:
Actuarial gain	(381)	(32,310)	—	—
Amortization of prior service benefit (cost)	61	(65)	12,267	21,709
Amortization of actuarial loss	(9,457)	(12,973)	(3,868)	(3,769)
Curtailment gain (loss)	191	(3,078)	—	—
Net settlement loss	(178)	(347)	—	—
Total recognized in accumulated other comprehensive loss	(9,764)	(48,773)	8,399	17,940
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$9,222	$(19,844)	$5,273	$6,080

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

In the ordinary course of business, the Company has various pending cases involving contractual matters, facility- and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.
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
NOTE 8: COMPREHENSIVE INCOME (LOSS)
The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands)
Net income	$25,078	$31,300	$87,618	$90,979
Other comprehensive income (loss):
Pension and postretirement benefits	474	(2,700)	1,091	19,150
Net investment hedge (losses) gains	(1,006)	(5,785)	14,839	(21,245)
Foreign currency translation gains (losses)	4,040	4,943	(13,604)	27,833
Unrealized gain (loss) on marketable securities	677	(1,038)	1,496	(371)
Total other comprehensive income (loss)	4,185	(4,580)	3,822	25,367
Comprehensive income	29,263	26,720	91,440	116,346
Comprehensive loss attributable to noncontrolling interest	(3,152)	(431)	(3,353)	(2,106)
Comprehensive income attributable to Levi Strauss & Co.	$32,415	$27,151	$94,793	$118,452
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 26, 2012	November 27, 2011
	(Dollars in thousands)
Pension and postretirement benefits	$(254,593)	$(255,684)
Net investment hedge losses	(13,854)	(28,693)
Foreign currency translation losses	(63,813)	(50,209)
Unrealized gain (loss) on marketable securities	949	(547)
Accumulated other comprehensive loss	(331,311)	(335,133)
Accumulated other comprehensive income attributable to noncontrolling interest	10,700	10,869
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(342,011)	$(346,002)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2012

NOTE 9: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(15,384)	$4,619	$(9,303)	$(1,212)
Foreign currency transaction gains (losses)	8,518	(10,118)	11,722	(13,412)
Interest income	345	477	1,153	1,296
Other	774	(757)	2,550	584
Total other income (expense), net	$(5,747)	$(5,779)	$6,122	$(12,744)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Losses on forward foreign exchange contracts in 2012 primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Swedish Krona, Mexican Peso, and Australian Dollar.

NOTE 10: INCOME TAXES
The effective income tax rate was 36.2% for the nine months ended August 26, 2012, compared to 31.8% for the same period ended August 28, 2011. The increase in the effective tax rate in 2012 is primarily a result of an unfavorable change in the concentration of earnings in jurisdictions with higher tax rates.
As of August 26, 2012, the Company’s total gross amount of unrecognized tax benefits was $145.8 million, of which $93.1 million could impact the effective tax rate, if recognized. As of November 27, 2011, the Company’s total gross amount of unrecognized tax benefits was $143.4 million, of which $87.9 million could have impacted the effective tax rate, if recognized.

NOTE 11: RELATED PARTIES
Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and nine-month periods ended August 26, 2012, the Company donated $0.5 million and $2.4 million, respectively, to the Levi Strauss Foundation as compared to $0.3 million and $1.0 million, respectively, for the same prior-year periods.

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

Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(Dollars in thousands)
Net revenues:
Americas	$679,098	$717,586	$1,931,561	$1,908,846
Europe	265,922	275,127	809,271	867,839
Asia Pacific	155,836	211,304	572,142	640,947
Total net revenues	$1,100,856	$1,204,017	$3,312,974	$3,417,632
Operating income:
Americas	$136,509	$111,485	$287,470	$269,118
Europe	48,152	31,316	129,781	140,129
Asia Pacific	(4,719)	26,450	55,193	89,242
Regional operating income	179,942	169,251	472,444	498,489
Corporate expenses(1)	93,155	88,352	229,816	253,740
Total operating income	86,787	80,899	242,628	244,749
Interest expense	(32,160)	(30,208)	(103,144)	(98,589)
Loss on early extinguishment of debt	—	—	(8,206)	—
Other income (expense), net	(5,747)	(5,779)	6,122	(12,744)
Income before income taxes	$48,880	$44,912	$137,400	$133,416
_____________

(1)
Included in corporate expenses for the three- and nine-month periods ended August 26, 2012, is a $18.8 million impairment charge related to the Company's decision in the third quarter to outsource distribution in Japan to a third-party and close its owned distribution center in that country.

NOTE 13: SUBSEQUENT EVENT
Subsequent to the end of the third quarter, on October 1, 2012, the Company reached a definitive agreement with the State of California on state tax refund claims involving tax years 1986 – 2004.  Per the terms of the agreement, the Company expects to receive a cash refund of state taxes of approximately $29 million during either the fourth quarter of 2012 or the first quarter of 2013. As a result of the refund, the Company will recognize in the fourth quarter of the current fiscal year a state tax benefit, net of related federal tax expense, of approximately $25 million. The Company's unrecognized tax benefits will decline by $82.6 million as a result of this agreement.

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
Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 55,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through 503 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 21% of our net revenues in the nine-month period of 2012, as compared to 18% in the same period in 2011. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas. During the third quarter, we decided to phase out our Denizen® brand in Asia Pacific in order to focus our attention on our Levi's® brand in that region.
Our Europe and Asia Pacific businesses, collectively, contributed approximately 42% of our net revenues and 39% of our regional operating income in the nine-month period in 2012. Sales of Levi’s® brand products represented approximately 83% of our total net sales in the nine-month period in 2012.
Trends Affecting Our Business
During the third quarter of 2012, we remained focused on our key long-term strategies: grow our global brands through product innovation and consumer focus, enhance relationships with wholesale customers and expand our dedicated retail channels to drive sales growth, and capitalize on our global footprint to maximize opportunities in targeted growth markets. We are pursuing opportunities to increase our profitability and cash flow, including structural changes to certain areas of our business and our operating model, which may continue to have an adverse financial impact during the remainder of our fiscal year.
Economic challenges and uncertainty continue to impact most markets around the world, including having an increasingly adverse effect on the traditional growth markets in our Asia Pacific region, such as China and India, as well as the southern markets of Europe. Input costs for cotton in the products we sold during the quarter declined, and we expect this trend to continue during the remainder of 2012 and into 2013.
Our Third Quarter 2012 Results

•
Net revenues. Consolidated net revenues declined by 9% compared to the third quarter of 2011, and declined 4% on a constant-currency basis, reflecting strategic changes in certain areas of our business and the difficult economic conditions in Asia Pacific.

•
Operating income. Consolidated operating income and operating margin improved compared to the third quarter of 2011, primarily reflecting lower advertising and promotion expenses, due to both a reduction in the level and the timing of our spend.

•
Cash flows. Cash flows provided by operating activities were $416 million for the nine-month period in 2012 as compared to $17 million for the same period in 2011, primarily reflecting our lower purchases and the lower cost of inventory, and our lower operating expenses.

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
Results of Operations for Three and Nine Months Ended August 26, 2012, as Compared to Same Periods in 2011
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 26, 2012	August 28, 2011	% Increase (Decrease)	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011	% Increase (Decrease)	August 26, 2012	August 28, 2011
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,100.9	$1,204.0	(8.6)%	100.0%	100.0%	$3,313.0	$3,417.6	(3.1)%	100.0%	100.0%
Cost of goods sold	580.2	634.6	(8.6)%	52.7%	52.7%	1,762.8	1,749.5	0.8%	53.2%	51.2%
Gross profit	520.7	569.4	(8.6)%	47.3%	47.3%	1,550.2	1,668.1	(7.1)%	46.8%	48.8%
Selling, general and administrative expenses	433.9	488.5	(11.2)%	39.4%	40.6%	1,307.6	1,423.4	(8.1)%	39.5%	41.6%
Operating income	86.8	80.9	7.3%	7.9%	6.7%	242.6	244.7	(0.9)%	7.3%	7.2%
Interest expense	(32.2)	(30.2)	6.5%	(2.9)%	(2.5)%	(103.1)	(98.6)	4.6%	(3.1)%	(2.9)%
Loss on early extinguishment of debt	—	—	—	—	—	(8.2)	—	—	(0.2)%	—
Other income (expense), net	(5.7)	(5.8)	(0.6)%	(0.5)%	(0.5)%	6.1	(12.7)	(148.0)%	0.2%	(0.4)%
Income before income taxes	48.9	44.9	8.8%	4.4%	3.7%	137.4	133.4	3.0%	4.1%	3.9%
Income tax expense	23.8	13.6	74.9%	2.2%	1.1%	49.8	42.4	17.3%	1.5%	1.2%
Net income	25.1	31.3	(19.9)%	2.3%	2.6%	87.6	91.0	(3.7)%	2.6%	2.7%
Net loss attributable to noncontrolling interest	3.3	0.9	266.5%	0.3%	0.1%	3.2	2.8	11.3%	0.1%	0.1%
Net income attributable to Levi Strauss & Co.	$28.4	$32.2	(11.9)%	2.6%	2.7%	$90.8	$93.8	(3.2)%	2.7%	2.7%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 26, 2012	August 28, 2011	As Reported	Constant Currency	August 26, 2012	August 28, 2011	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$679.1	$717.6	(5.4)%	(4.3)%	$1,931.6	$1,908.9	1.2%	2.2%
Europe	265.9	275.1	(3.3)%	11.5%	809.3	867.8	(6.7)%	1.9%
Asia Pacific	155.9	211.3	(26.3)%	(21.4)%	572.1	640.9	(10.7)%	(8.1)%
Total net revenues	$1,100.9	$1,204.0	(8.6)%	(3.7)%	$3,313.0	$3,417.6	(3.1)%	0.2%
As compared to the same periods in the prior year, net revenues were affected unfavorably by changes in foreign currency exchange rates across all regions.
Americas.    On both reported and constant-currency bases, net revenues in our Americas region declined for the three-month period but increased for the nine-month period, with currency affecting net revenues unfavorably by approximately $8 million and $19 million, respectively.
For the three-month period, the decline in the region's net revenues primarily reflected our decision to license the Levi's® brand boys business, whereby we now recognize a royalty rate on the licensee's sales of these products, in lieu of recognizing the full wholesale revenues and related costs. For both periods, net revenues increased in our retail stores in the region, due to the price increases we have implemented and the mix of higher-priced products sold as compared to prior year. For the nine-month period, sales to lower-margin channels and certain wholesale customers declined, although net revenues benefited from the price increases we have implemented.
Europe.    For the three- and nine-month periods, net revenues in Europe declined on a reported basis but increased on a constant-currency basis, with currency affecting net revenues unfavorably by approximately $39 million and $75 million, respectively.
For both periods, net revenues of our company-operated retail network grew, reflecting our price increases and the expansion of our stores. Higher revenues at wholesale were primarily a result of the temporary issues we experienced during the third quarter of 2011 in fulfilling customer orders during the implementation and stabilization of our enterprise resource planning system. Our net revenues in the region continue to be impacted by the ongoing depressed retail environment in Europe.
Asia Pacific.    Net revenues in Asia Pacific declined on both reported and constant-currency bases for the three- and nine-month periods, with currency affecting net revenues unfavorably by approximately $12 million and $18 million, respectively.
The net revenues decline in both periods primarily reflected a drop in wholesale revenues, including franchisees, due to the economic slowdown faced by most markets in the region during the third quarter, particularly India. Additionally, our decision to phase out the Denizen® brand in the region negatively impacted revenues due to support we are providing to our customers.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 26, 2012	August 28, 2011	% Increase (Decrease)	August 26, 2012	August 28, 2011	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,100.9	$1,204.0	(8.6)%	$3,313.0	$3,417.6	(3.1)%
Cost of goods sold	580.2	634.6	(8.6)%	1,762.8	1,749.5	0.8%
Gross profit	$520.7	$569.4	(8.6)%	$1,550.2	$1,668.1	(7.1)%
Gross margin	47.3%	47.3%		46.8%	48.8%
As compared to the same prior-year periods, the gross profit decline for the three- and nine-month periods ended August 26, 2012, primarily resulted from unfavorable currency effects of approximately $45 million and $86 million, respectively, and, due to our decision to phase out the Denizen® brand in Asia Pacific, an unfavorable impact of approximately $25 million inclusive of customer support and the markdown of our remaining inventory in that region. Excluding these factors, gross margins improved due to the increased revenue contribution from our company-operated retail network, the decline in sales to lower-margin channels and, with respect to the three-month period, the benefit of the lower cost of cotton. Additionally, gross margin benefited from our decision to license the Levi’s® brand boys business in our Americas region, as that business generally had a lower gross margin than our other businesses.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 26, 2012	August 28, 2011	% Increase (Decrease)	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011	% Increase (Decrease)	August 26, 2012	August 28, 2011
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$166.0	$176.0	(5.7)%	15.1%	14.6%	$516.4	$525.2	(1.7)%	15.6%	15.4%
Advertising and promotion	51.9	78.7	(34.1)%	4.7%	6.5%	144.5	213.2	(32.2)%	4.4%	6.2%
Administration	79.1	98.7	(19.9)%	7.2%	8.2%	272.9	306.1	(10.8)%	8.2%	9.0%
Other	136.9	135.1	1.4%	12.4%	11.2%	373.8	378.9	(1.3)%	11.3%	11.1%
Total SG&A	$433.9	$488.5	(11.2)%	39.4%	40.6%	$1,307.6	$1,423.4	(8.1)%	39.5%	41.6%

Currency contributed approximately $22 million and $41 million of the decline in SG&A for the three- and nine-month periods ended August 26, 2012, respectively, as compared to the same prior-year periods.
Selling.    Selling expenses reflect costs such as rents and headcount associated with the support and continued expansion of our company-operated store network. Currency favorably impacted selling expenses by approximately $10 million and $18 million for the three- and nine-month periods ended August 26, 2012, respectively, as compared to the same prior-year periods. We had 4 more company-operated stores at the end of the third quarter of 2012 than we did at the end of the third quarter of 2011.
Advertising and promotion.    For both periods, the decline in advertising and promotion expenses primarily reflected a reduction of our advertising activities in some markets, as well as a difference in the timing of our campaigns.
Administration.    For both periods, the decline in administration expenses was primarily due to a decline in incentive compensation expense related to lower achievement against our internally-set objectives.

Other.    Other SG&A includes distribution, information resources, and marketing organization costs, all of which declined during the quarter. Currency favorably impacted other SG&A by approximately $5 million and $8 million for the three- and nine-month periods ended August 26, 2012, respectively. Offsetting these declines was a $18.8 million impairment charge we recorded related to a decision we took in the third quarter to outsource distribution in Japan to a third-party and close our owned distribution center in that country.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 26, 2012	August 28, 2011	% Increase (Decrease)	August 26, 2012		August 28, 2011		August 26, 2012	August 28, 2011	% Increase (Decrease)	August 26, 2012		August 28, 2011
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$136.5	$111.5	22.4%	20.1%		15.5%		$287.4	$269.1	6.8%	14.9%		14.1%
Europe	48.1	31.3	53.8%	18.1%		11.4%		129.8	140.1	(7.4)%	16.0%		16.1%
Asia Pacific	(4.7)	26.5	(117.8)%	(3.0)%		12.5%		55.2	89.3	(38.2)%	9.6%		13.9%
Total regional operating income	179.9	169.3	6.3%	16.3%	*	14.1%	*	472.4	498.5	(5.2)%	14.3%	*	14.6%	*
Corporate expenses	93.1	88.4	5.4%	8.5%	*	7.3%	*	229.8	253.8	(9.4)%	6.9%	*	7.4%	*
Total operating income	$86.8	$80.9	7.3%	7.9%	*	6.7%	*	$242.6	$244.7	(0.9)%	7.3%	*	7.2%	*
Operating margin	7.9%	6.7%						7.3%	7.2%
______________

* Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $23 million and $45 million for the three- and nine-month periods ended August 26, 2012.
Regional operating income.

•	Americas. The increase in operating income and operating margin in both periods reflected the region's lower SG&A and, with respect to the three-month period, an improved gross margin.

•
Europe.   The increase in operating income and operating margin for the three-month period reflected the region's lower SG&A. Lower operating income for the nine-month period was due to the unfavorable impact of currency.

•	Asia Pacific. The decline in operating income and operating margin primarily reflected our decision to phase out the Denizen® brand in the region, as well as the region's lower net revenues.
Corporate.    Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Both the three- and nine-month periods reflect the $18.8 million impairment charge recorded for our distribution center in Japan and the decline in incentive compensation expense.

Interest expense
Interest expense increased to $32.2 million and $103.1 million for the three- and nine-month periods ended August 26, 2012, respectively, from $30.2 million and $98.6 million for the same periods in 2011. The increase in interest expense was due to higher interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 26, 2012, was 6.95% and 7.05%, respectively, as compared to 6.74% and 6.81%, respectively, for each of the same periods in 2011.
Loss on early extinguishment of debt
For the nine months ended August 26, 2012, we recorded a $8.2 million net loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2012. The loss was primarily comprised of a tender premium of $11.4 million, the write-off of $4.0 million of unamortized debt issuance costs, partially offset by a gain of $7.6 million related to the partial repurchase of Yen-denominated Eurobonds due 2016 at a discount to their par value. For more information, see Note 4 to our unaudited financial statements included in this report.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three- and nine-month periods ended August 26, 2012, we recorded expense of $5.7 million and income of $6.1 million, respectively, as compared to expense of $5.8 million and $12.7 million, respectively, for the same prior-year periods. The expense for the three-month period in 2012 reflected losses on our foreign exchange derivatives which generally economically hedge future cash flow obligations of our foreign operations. The income for the nine-month period in 2012 primarily reflected gains on our foreign currency denominated balances. The net expense in both periods in 2011 primarily reflected losses on our foreign currency denominated balances.
Income tax expense
Our effective income tax rate was 36.2% for the nine months ended August 26, 2012, compared to 31.8% for the same period ended August 28, 2011. The increase in our effective tax rate in 2012 is primarily a result of an unfavorable change in the concentration of our earnings in jurisdictions with higher tax rates.
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
As of August 26, 2012, we had no borrowings under the facility, and unused availability under the facility was $477.9 million, as our total availability of $548.8 million, based on collateral levels as defined by the agreement, was reduced by $70.9 million of other credit-related instruments.
As of August 26, 2012, we had cash and cash equivalents totaling approximately $314.8 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $792.7 million.

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
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 26, 2012	August 28, 2011
	(Dollars in millions)
Cash provided by operating activities	$415.8	$17.3
Cash used for investing activities	(50.2)	(114.6)
Cash (used for) provided by financing activities	(248.2)	52.3
Cash and cash equivalents	314.8	230.8
Cash flows from operating activities
Cash provided by operating activities was $415.8 million for the nine-month period in 2012, as compared to $17.3 million for the same period in 2011. Cash provided by operating activities increased compared to the prior year due to a decline in payments to vendors, reflecting our lower SG&A, and less cash used for inventory, reflecting the lower cost of cotton and a reduction in our inventory levels. Also, cash received from customers increased, reflecting our higher beginning accounts receivable balance.
Cash flows from investing activities
Cash used for investing activities was $50.2 million for the nine-month period in 2012, as compared to $114.6 million for the same period in 2011. The reduction in cash used for investing activities as compared to the prior year primarily reflects the higher information technology costs in 2011 associated with the installation of our global enterprise resource planning system.
Cash flows from financing activities
Cash used for financing activities was $248.2 million for the nine-month period in 2012, as compared to cash provided of $52.3 million for the same period in 2011. Net cash used in 2012 and net cash provided in 2011 primarily related to net repayments and proceeds, respectively, of our senior revolving credit facility. Cash used in both years include dividend payments to stockholders of $20.0 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.7 billion as of August 26, 2012, we had fixed-rate debt of approximately $1.4 billion (81% of total debt) and variable-rate debt of approximately $0.3 billion (19% of total debt). As of August 26, 2012, our required aggregate debt principal payments on our unsecured long-term debt were $324.3 million in 2014, $51.0 million in 2016 and the remaining $1.3 billion in years after 2017. Short-term borrowings of $62.5 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
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

•	consequences of impacts to the businesses of our wholesale customers caused by factors such as lower consumer spending, pricing changes, general economic conditions and changing consumer preferences;

•	our ability to mitigate the variability of costs related to manufacturing, sourcing, and raw materials supply and to manage consumer response to such mitigating actions;

•
our effectiveness in increasing productivity and efficiency in our operations and our ability to implement organizational changes intended to optimize operations without business disruption or mitigation to such disruptions;

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
We updated our evaluation, under the supervision and with the participation of management, including our chief executive officer and our interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 26, 2012. Based on that evaluation, our chief executive officer and our interim chief financial officer concluded that as of August 26, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In the ordinary course of business, we have various pending cases involving contractual matters, facility- and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 12, 2012, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 30,805 shares of our common stock to directors, and the award of stock appreciation rights (“SARs”) representing an aggregate of 132,739 shares of our common stock to certain of our executives. These awards were made under our 2006 Equity Incentive Plan.
The RSUs were granted as part of the standard annual compensation to directors. RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. However, if the recipient's continuous service terminates for reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. Each recipient's initial grant of RSUs is subject to a mandatory deferral feature, by which the RSU will be converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. For subsequent grants, recipients of the RSUs have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted into shares upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
SARs are typically granted with an exercise price equal to the fair market value of the common stock on the date of grant as determined by the board. Twenty-five percent of each SAR grant vests on July 11, 2013 with the remaining 75% balance vesting at a rate of 75%/36 months (2.08% per month) commencing July 12, 2013 and ending June 12, 2016 subject to continued service.
Upon the exercise of a SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised.
We will not receive any proceeds from the issuance or vesting of RSUs or SARs nor upon the exercise of the SARs. The RSUs and SARs were granted under Section 4(2) of the Securities Act of 1933, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We are a privately-held corporation; there is no public trading of our common stock. As of October 4, 2012, we had 37,392,343 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

3.2	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 9, 2012		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HEIDI L. MANES
Heidi L. Manes Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.2	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.