Form 10-K
period 2012-11-25
LEVI STRAUSS & CO
filed 2013-02-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 25, 2012
Commission file number: 002-90139
_____________________________
LEVI STRAUSS & CO.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-0905160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1155 Battery Street, San Francisco, California 94111
(Address of Principal Executive Offices) (Zip Code)
(415) 501-6000
(Registrant’s Telephone Number, Including Area Code)
_____________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________
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
Common Stock $.01 par value — 37,398,181 shares outstanding on February 4, 2013
Documents incorporated by reference: None

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 25, 2012

PART I

Item 1.	BUSINESS
Overview
From our California Gold Rush beginnings, we have grown into one of the world's largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our brand names, we design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear, and related accessories for men, women and children.
An Authentic American Icon
Our Levi's® brand has become one of the most widely recognized brands in the history of the apparel industry. Its broad distribution reflects the brand's appeal across consumers of all ages and lifestyles. Its merchandising and marketing reflect the brand's core attributes: original, definitive, honest, confident and youthful.
Our Dockers® brand was at the forefront of the business casual trend in the United States, offering an alternative to suit dressing and casual wear that led to the American staple – the khaki pant. The brand quickly planted its stake in the marketplace and today, the Dockers® brand has evolved around the world as a market leader in the casual pant category.
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
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 2,300 retail stores dedicated to our brands, both franchised and company-operated. We distribute our Levi's® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and franchised stores outside of the United States. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated stores and through the online stores we operate, as well as the online stores of certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas.
Levi Strauss & Co. was founded in San Francisco, California, in 1853 and incorporated in Delaware in 1971. We conduct our operations outside the United States through foreign subsidiaries owned directly or indirectly by Levi Strauss & Co. We have headquarter offices in San Francisco, Brussels and Singapore. Our corporate offices are located at Levi's Plaza, 1155 Battery Street, San Francisco, California 94111, and our main telephone number is (415) 501-6000.
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives.
Our Website – www.levistrauss.com - contains additional and detailed information about our history, our products and our commitments. Financial news and reports and related information about our company can be found at http://levistrauss.com/investors/financial-news. Our Website and the information contained on our Website are not part of this annual report and are not incorporated by reference into this annual report.

Our Business Strategies
Our goal is to generate and sustain profitable growth over the long term in order to significantly improve the value of the enterprise. The management team is focused on four key strategies to achieve this goal:

•
Drive the profitable core business. We will focus our resources behind our businesses that we believe will provide long-term, sustained profitability. We consider our core businesses to be the ones that create the most value on a brand, geographic, customer or business-segment basis. These businesses include our men's bottoms business for the Levi's® brand globally and the Dockers® brand in the United States. We consider our core products, including our 501® jean and our Dockers® khaki pant, to be key assets. We also consider our key wholesale accounts in the United States and Europe to be vital elements of our long-term growth strategies.

•
Expand the reach of our brands. We intend to grow our two largest brands through new or expanded product categories, consumer segments and geographic markets. We intend to build upon our brand equity and our innovative design and marketing expertise to expand the reach and appeal of our brands globally. For example, we believe we can better serve the female consumer, and that there are significant opportunities in tops, outerwear and accessories. We also believe opportunities remain to expand in emerging and underpenetrated geographic markets.

•
Elevate the performance of our dedicated retail channel. We will continue to expand our consumer reach through brand-dedicated stores globally, whether company-operated stores, dedicated e-commerce sites, franchisee or other dedicated store models. We believe these stores represent an attractive opportunity to establish incremental distribution and sales as well as to showcase the full breadth of our product offerings and deliver a consistent brand experience to the consumer.

•
Leverage our global scale to develop a competitive cost structure.  We are focused on improving productivity, managing our controllable cost structure and driving efficiencies through our global supply chain. We will balance our pursuit of improved agility and marketplace responsiveness with our cost management efforts.

Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented approximately 86%, 83% and 84% of our total units sold in each of fiscal years 2012, 2011 and 2010, respectively. Men's products generated approximately 75%, 72% and 72% of our total net sales in each of fiscal years 2012, 2011 and 2010, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic American style and effortless cool and is positioned as the original and definitive jeans brand.  Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans – the double arc of stitching, known as the Arcuate Stitching Design, and the Red Tab Device, a fabric tab stitched into the back right pocket. Today, the Levi's® brand continues to evolve, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear and accessories for men, women and children is available in more than 110 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the flagship 501® jean, the original and best-selling five-pocket jean of all-time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2012, 2011 and 2010. We also offer premium products around the world including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.

Our Levi's® brand products accounted for approximately 84%, 83% and 81% of our total net sales in fiscal 2012, 2011 and 2010, respectively, approximately half of which were generated in our Americas region.
Dockers® Brand
The Dockers® brand has embodied the spirit of khakis for more than 25 years. Since its introduction in 1986, the brand has been perfecting the khaki and the essential goods to go with them. The brand focuses on men, celebrating the re-emergence of khakis as the go-to versatile pant. The brand also leverages its khaki expertise to deliver a range of women's products targeted at consumers in selected key markets.

Our Dockers® brand products accounted for approximately 12%, 12% and 15% of our total net sales in fiscal 2012, 2011 and 2010, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.
Signature by Levi Strauss & Co.™ Brand and Denizen® Brand
In addition to our Levi's® and Dockers® brands, we offer two brands focused on consumers who seek high-quality, affordable and fashionable jeanswear from a company they trust. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids under the Signature by Levi Strauss & Co.™ brand through the mass retail channel in the United States and Canada. The Denizen® brand was introduced in Target stores in the United States starting in 2011, and includes a variety of jeans, tops and accessories to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes at an affordable price point.
Signature by Levi Strauss & Co.™ brand and Denizen® brand products accounted for approximately 4%, 5% and 4% of our total net sales in fiscal years 2012, 2011 and 2010, respectively.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets in each of our regions, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. We also license our Signature by Levi Strauss & Co.™ and our Denizen® trademarks in various markets for certain product categories.
In addition to product category licenses, we enter into regional license agreements with third parties to produce, market and distribute our products in several countries around the world, including various Latin American, Middle Eastern and Asia Pacific countries. Licensing accounted for approximately 2% of our total net revenues in each of fiscal years 2012, 2011 and 2010.
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
Multi-brand Retailers
We seek to make our brands and products available where consumers shop, including offering products and assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party online stores. Sales to our top ten wholesale customers accounted for approximately 32%, 30% and 33% of our total net revenues in fiscal years 2012, 2011 and 2010, respectively. No customer represented 10% or more of net revenues in any of these years. The loss of any major customer could have a material adverse effect on one or more of our segments or on the company as a whole.
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
Company-operated retail stores.  Our company-operated online and retail stores, including both mainline and outlet stores, generated approximately 21%, 18% and 15% of our net revenues in fiscal 2012, 2011 and 2010, respectively. As of November 25, 2012, we had 511 company-operated stores, predominantly Levi's® stores, located in 32 countries across our three regions. We had 209 stores in the Americas, 190 stores in Europe and 112 stores in Asia Pacific. During 2012, we added 56 company-operated stores and closed 43 stores.

Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,800 of these stores as of November 25, 2012, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops located within department stores, which may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside of the United States, approximately 360 dedicated shop-in-shops were operated directly by us as of November 25, 2012.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season, generally followed by the third quarter, reflecting the Fall or “back to school” season. In 2012, our net revenues in the first, second, third and fourth quarters represented 25%, 23%, 24% and 28%, respectively, of our total net revenues for the year. In 2011, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 25% and 28%, respectively, of our total net revenues in the year.
Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2012, 2011 and 2010 consisted of 13 weeks.
Marketing and Promotion
We root our marketing in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the original and definitive jeans brand and the Dockers® brand as world's best and most loved khaki. We support our brands with a diverse mix of marketing initiatives to drive consumer demand.
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
Product procurement.  We source nearly all of our products through independent contract manufacturers. The remainder are sourced from our company-operated manufacturing and finishing plants, including facilities for our innovation and development efforts that provide us with the opportunity to develop new product styles and finishes. See “Item 2 – Properties” for more information about those manufacturing facilities.
Sources and availability of raw materials. The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors. The price fluctuations impact the cost of our products in future seasons given the lead time of our product development cycle. Fluctuations in product costs can cause a decrease in our profitability if product pricing actions taken in response were to be insufficient or if those actions were to cause our wholesale customers or retail consumers to reduce the volumes they purchase.
Sourcing locations.  We use numerous independent contract manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before placing production in those countries and on an ongoing basis.
In 2012 we sourced products from contractors located in more than 35 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 12% of our sourcing in 2012.

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
Logistics.  We operate dedicated distribution centers in a number of countries. For more information, see “Item 2 – Properties.” Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for retail presentation, and shipping them to our customers and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory from which we ship to our stores and wholesale customers. In certain locations around the globe we have consolidated our distribution centers to service multiple countries and brands. Our inventory significantly builds during peaks in seasonal shipping periods. We are constantly monitoring our inventory levels and adjusting them as necessary to meet market demand. In addition, we outsource some of our logistics activities to third-party logistics providers.
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
We face competition from a broad range of competitors at the global, regional and local levels in diverse channels across a wide range of retail price points. Worldwide, a few of our primary competitors include vertically integrated specialty stores operated by such companies such as Gap Inc. and Inditex; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines including through their Wrangler, Lee and Seven for All Mankind brands; khakiwear brands such as Haggar; and athletic wear companies such as adidas Group and Nike, Inc. In addition, each region faces local or regional competition; and in the Americas, retailers' private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory brand), Target Corporation (Mossimo and Merona brands) and JC Penney (Arizona brand). Many of our regional competitors are also seeking to expand globally through an expanded store footprint and the e-commerce channel. For more information on the factors affecting our competitive position, see “Item 1A – Risk Factors.”
Trademarks
We have more than 5,000 trademark registrations and pending applications in approximately 180 countries worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We currently are pursuing approximately 330 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
Employees
As of November 25, 2012, we employed approximately 17,000 people, approximately 9,700 of whom were located in the Americas, 4,800 in Europe, and 2,500 in Asia Pacific. Approximately 4,400 of our employees were associated with the manufacturing and procurement of our products, 7,300 worked in retail, including seasonal employees, 1,400 worked in distribution and 3,900 were other non-production employees.
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
Our website – www.levistrauss.com – contains additional and detailed information about our history and corporate citizenship initiatives. Our website and the information contained on our website are not part of this annual report and are not incorporated by reference into this annual report.

Item 1A.	RISK FACTORS
Risks Relating to the Industry in Which We Compete
Our revenues are influenced by economic conditions that impact consumer spending.
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic to, and spending in, these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, volatility in investment returns, high levels and fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as its direct impact on us. The global financial economic downturn that has characterized the past several years has impacted consumer confidence and spending negatively in many markets in which we sell our products. These outcomes and behaviors have, and may continue to, adversely affect our business and financial condition.
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
The worldwide apparel industry is characterized by constant product innovation due to changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in our segments. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, negatively impact the consumer traffic in our dedicated retail stores, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices, and impair the image of our brands. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The worldwide apparel industry is subject to ongoing pricing pressure.
The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute, to ongoing pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw material and energy costs in recent years. This pressure could have the following effects:

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
Substantially all of our import operations are subject to customs and tax requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business.
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
Risks Relating to Our Business
We depend on a group of key customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for approximately 32%, 30% and 33% of our total net revenues in fiscal years 2012, 2011 and 2010, respectively. No customer represented 10% or more of net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a customer may revise its strategy to one that shifts its focus away from our typical consumer or that otherwise results in a reduction of its sales of our products generally, negatively impacting our sales through that channel. Also, the performance and financial condition of a wholesale customer may cause us to alter our business terms or to cease doing business with that customer, which could in turn adversely affect our own business and financial condition.
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
In the United States, chain stores and department stores are the primary distribution channels for our Levi's® and Dockers® products, and the mass channel is the primary distribution channel for Signature by Levi Strauss & Co.™ and Denizen® products. Outside the United States, department stores and independent jeanswear retailers have traditionally been our primary distribution channels.
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:

•
The retailers in these channels maintain – and seek to grow – substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors.

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
The composition of our senior management team has changed significantly in recent years. Substantially all of our executive officers joined the Company or changed their role within the Company since September 2011, including our Chief Executive Officer and our Chief Financial Officer. Collective or individual changes in our senior management group could have an adverse effect on our ability to determine and implement our strategies, which in turn may adversely affect our business and results of operations.
We must successfully maintain and/or upgrade our information technology systems and protect these systems from security breaches.
We rely on various information technology systems to manage our operations. Over the last several years we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated. Also, cyber attacks on our systems or security breaches could result in the loss off valuable business information, personal information of our customers, consumers or employees, or a disruption of our business operations. If we are not able to maintain our systems in a manner to prevent or mitigate these types of incidents, we may be subject to legal or regulatory risks or reputational harm, and such incidents could have an adverse impact on our business or financial condition.
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
Regulatory developments regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of raw materials used by our suppliers in the manufacture of certain of our products. We may be subject to costs associated with the new regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.
We are a global company with significant revenues coming from our Europe and Asia Pacific businesses, which exposes us to political and economic risks as well as the impact of foreign currency fluctuations.
We generated approximately 40%, 43% and 42% of our net revenues from our Europe and Asia Pacific businesses in 2012, 2011 and 2010, respectively. A substantial amount of our products came from sources outside of the country of distribution. As a result, we are subject to the risks of doing business outside of the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	political, economic and social instability;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States; and

•	less protective foreign laws relating to intellectual property.
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may benefit or adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. In addition, we engage in hedging activities to manage our foreign currency exposures resulting from certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, earnings repatriations, net investment in foreign operations and funding activities. However, our earnings may be subject to volatility since we do not fully hedge our foreign currency exposures and we are required to record in income the changes in the market values of our exposure management instruments that we do not designate or that do not qualify for hedge accounting treatment. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations as the majority of our sourcing activities are conducted in U.S. Dollars. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recently, there has been a high level of volatility in foreign currency exchange rates and that level of volatility may continue and may adversely impact our business or financial conditions.
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
As of November 25, 2012, we had approximately $1.7 billion of unsecured debt, and we had $533.8 million of additional borrowing capacity under our senior secured revolving credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
A downturn or disruption in the credit markets may reduce sources of liquidity available to us or increase our costs of capital, which could impact our ability to maintain or grow our business, which in turn may adversely affect our business and results of operations.
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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate four manufacturing-related facilities abroad and nine distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 25, 2012, is summarized in the following table:

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
______________

(1)	Building and improvements are owned but subject to a ground lease.

(2)
Owned by our 84%-owned Japanese subsidiary. In the third quarter of 2012, we announced that we would outsource distribution in Japan to a third-party and close our owned distribution center in that country beginning in 2013.

Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Singapore. As of November 25, 2012, we also leased or owned 111 administrative and sales offices in 43 countries, as well as leased 19 warehouses in ten countries.
In addition, as of November 25, 2012, we had 511 company-operated retail and outlet stores in leased premises in 32 countries. We had 209 stores in the Americas region, 190 stores in the Europe region and 112 stores in the Asia Pacific region.

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

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement, which expires in April 2016, limits the transfer of shares to other holders, family members, specified charities and foundations and back to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity.
As of February 4, 2013, there were 256 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.
We paid cash dividends of $20.0 million on our common stock in the first half of 2012, 2011 and 2010. Subsequent to the fiscal year-end, on December 6, 2012, our Board of Directors declared a cash dividend of $25.1 million. Please see Note 14 to our audited consolidated financial statements included in this report for more information. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, the income tax impact to the dividend recipients, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
We repurchased a total of 18,724 shares of our common stock during the first and fourth quarters of the fiscal year ended November 25, 2012, in connection with the exercise of put rights under our 2006 Equity Incentive Plan. For more detailed information, see Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for 2012, 2011, 2010, 2009 and 2008. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for 2012, 2011 and 2010 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 25, 2012	Year Ended November 27, 2011	Year Ended November 28, 2010	Year Ended November 29, 2009	Year Ended November 30, 2008
	(Dollars in thousands)
Statements of Income Data:
Net revenues	$4,610,193	$4,761,566	$4,410,649	$4,105,766	$4,400,914
Cost of goods sold	2,410,862	2,469,327	2,187,726	2,132,361	2,261,112
Gross profit	2,199,331	2,292,239	2,222,923	1,973,405	2,139,802
Selling, general and administrative expenses	1,865,352	1,955,846	1,841,562	1,595,317	1,614,730
Operating income	333,979	336,393	381,361	378,088	525,072
Interest expense	(134,694)	(132,043)	(135,823)	(148,718)	(154,086)
Loss on early extinguishment of debt	(8,206)	(248)	(16,587)	—	(1,417)
Other income (expense), net	4,802	(1,275)	6,647	(39,445)	(303)
Income before taxes	195,881	202,827	235,598	189,925	369,266
Income tax expense	54,922	67,715	86,152	39,213	138,884
Net income	140,959	135,112	149,446	150,712	230,382
Net loss (income) attributable to noncontrolling interest	2,891	2,841	7,057	1,163	(1,097)
Net income attributable to Levi Strauss & Co.	$143,850	$137,953	$156,503	$151,875	$229,285

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$530,976	$1,848	$146,274	$388,783	$224,809
Investing activities	(75,198)	(140,957)	(181,781)	(233,029)	(26,815)
Financing activities	(250,939)	77,707	32,313	(97,155)	(135,460)
Balance Sheet Data:
Cash and cash equivalents	$406,134	$204,542	$269,726	$270,804	$210,812
Working capital	881,493	870,960	891,607	778,888	713,644
Total assets	3,170,077	3,279,555	3,135,249	2,989,381	2,776,875
Total debt, excluding capital leases	1,729,211	1,972,372	1,863,146	1,852,900	1,853,207
Total capital leases	2,022	3,713	5,355	7,365	7,806
Total Levi Strauss & Co. stockholders' deficit	(106,921)	(165,592)	(219,609)	(333,119)	(349,517)
Other Financial Data:
Depreciation and amortization	$122,608	$117,793	$104,896	$84,603	$77,983
Capital expenditures	83,855	130,580	154,632	82,938	80,350
Cash dividends paid	20,036	20,023	20,013	20,001	49,953

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Company
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands around the world.
Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through 511 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 21% of our net revenues in 2012, as compared to 18% in the same period in 2011. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas. During the third quarter of 2012, we decided to phase out our Denizen® brand in Asia Pacific in order to focus our attention on our Levi's® brand in that region.
Our Europe and Asia Pacific businesses, collectively, contributed approximately 40% of our net revenues and 36% of our regional operating income in 2012. Sales of Levi’s® brand products represented approximately 84% of our total net sales in 2012. Pants represented approximately 86% of our total units sold in 2012, and men's products generated approximately 75% of our total net sales.
Our Objectives
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth, generate strong cash flow and reduce our debt. Critical strategies to achieve these objectives include driving our profitable core business; expanding the reach of our global brands in product categories, consumer segments and geographic markets; elevating the performance of our retail channel; and leveraging our global scale to develop a competitive cost structure.
Trends Affecting Our Business
We believe the key business and marketplace factors that we are managing include the following:

•
Factors that impact consumer discretionary spending, which continues to be weak and is becoming weaker in certain markets around the world, have created a challenging retail environment for us and our customers. Such factors include continuing pressures in the U.S. and global economies related to the lingering economic downturn, volatility in investment returns, slowing growth in emerging markets, high level and fear of unemployment, and other similar elements.

•
Wholesaler/retailer dynamics are changing as the wholesale channels face slowed growth prospects due to consolidation in the industry and the increasing presence of vertically integrated specialty stores and e-commerce shopping. As a result, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings. Many apparel wholesalers, including us, seek to strengthen relationships with customers as a result of these changes in the marketplace through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

•
Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store distribution network, which has raised competitiveness in the retail market.

•
More competitors are seeking growth globally, thereby raising the competitiveness of the international markets. Some of these competitors are entering into markets where we already have a mature business such as the United States, western Europe and Japan, and those new brands provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

•	The increasingly global nature of our business exposes us to earnings volatility resulting from exchange rate fluctuations.

•
Competition for, and price volatility of, resources throughout the supply chain have increased, causing us and other apparel manufacturers to continue to seek alternative sourcing channels and create new efficiencies in our global supply chain. Trends affecting the supply chain include the proliferation of low-cost sourcing alternatives, resulting in reduced barriers to entry for new competitors, and the impact of fluctuating prices of labor and raw materials. Trends such as these can bring additional pressure on us and other wholesalers and retailers to shorten lead-times, reduce costs and raise product prices.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
Our 2012 Results
Our 2012 results reflect strategic choices we have made to move toward improved profitability, the ongoing challenging economic conditions in Southern Europe and changing dynamics in our key markets in Asia.

•
Net revenues. Consolidated net revenues declined by 3% compared to 2011, and were down slightly on a constant-currency basis. Increased net revenues from our company-operated retail network in the Americas and Europe were offset by lower net revenues resulting from strategic choices in certain areas of our business and the slowing economic conditions in Asia Pacific.

•
Operating income. Consolidated operating income declined by 1% compared to 2011 primarily due to unfavorable currency effects. On a constant-currency basis, higher operating income and operating margin primarily reflected lower advertising and promotion expenses.

•
Cash flows. Cash flows provided by operating activities were $531 million for 2012 as compared to $2 million for the same period in 2011, primarily reflecting our lower purchases and the lower cost of inventory, and our lower operating expenses.

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
2012 compared to 2011
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 25, 2012	November 27, 2011	% Increase (Decrease)	November 25, 2012	November 27, 2011
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$4,610.2	$4,761.6	(3.2)%	100.0%	100.0%
Cost of goods sold	2,410.9	2,469.4	(2.4)%	52.3%	51.9%
Gross profit	2,199.3	2,292.2	(4.1)%	47.7%	48.1%
Selling, general and administrative expenses	1,865.3	1,955.8	(4.6)%	40.5%	41.1%
Operating income	334.0	336.4	(0.7)%	7.2%	7.1%
Interest expense	(134.7)	(132.0)	2.0%	(2.9)%	(2.8)%
Loss on early extinguishment of debt	(8.2)	(0.3)	3,208.9%	(0.2)%	—
Other income (expense), net	4.8	(1.3)	(476.6)%	0.1%	—
Income before income taxes	195.9	202.8	(3.4)%	4.2%	4.3%
Income tax expense	54.9	67.7	(18.9)%	1.2%	1.4%
Net income	141.0	135.1	4.3%	3.1%	2.8%
Net loss attributable to noncontrolling interest	2.9	2.9	1.8%	0.1%	0.1%
Net income attributable to Levi Strauss & Co.	$143.9	$138.0	4.3%	3.1%	2.9%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 25, 2012	November 27, 2011	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,749.3	$2,715.9	1.2%	1.9%
Europe	1,103.2	1,174.2	(6.0)%	1.9%
Asia Pacific	757.7	871.5	(13.1)%	(10.9)%
Total net revenues	$4,610.2	$4,761.6	(3.2)%	(0.4)%
As compared to the same periods in the prior year, net revenues were affected unfavorably by changes in foreign currency exchange rates across all regions.
Americas.    On both reported and constant-currency bases, net revenues in our Americas region increased, with currency affecting net revenues unfavorably by approximately $18 million.
Net revenues increased in our retail stores in the region, primarily in the outlet channel, due to the price increases we have implemented and the mix of higher-priced products sold as compared to prior year. At wholesale, net revenues declined in the region, primarily reflecting a decline in Levi's® and Dockers® brand sales to lower-margin channels, although Levi's® brand net revenues benefited from the price increases we have implemented. The decline in wholesale net revenues also reflected our strategic decision to license the Levi's® brand boys business beginning in our third quarter, whereby we now recognize a royalty rate on the licensee's sales of these products, in lieu of recognizing the full wholesale revenues and related costs. Sales of our Signature and Denizen® brand products increased, reflecting the expansion of product lines at existing customers during the second half of the prior year.
Europe.    Net revenues in Europe declined on a reported basis but increased on a constant-currency basis, with currency affecting net revenues unfavorably by approximately $93 million.
Net revenues of our company-operated retail network grew, reflecting the expansion and improved performance of our stores. Sales in our traditional wholesale channels declined, reflecting the ongoing depressed retail environment, most notably in southern Europe. Higher constant-currency revenues in 2012 also reflected the temporary issues we experienced during the third quarter of 2011 in fulfilling customer orders during the implementation and stabilization of our enterprise resource planning system.
Asia Pacific.    Net revenues in Asia Pacific declined on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $20 million.
The net revenues decline primarily reflected a drop in wholesale revenues, including franchisees, due to the economic slowdown faced by most markets in the region during the second half of the year, particularly India. Additionally, our decision to phase out the Denizen® brand in the region negatively impacted revenues due to support we are providing to our customers.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 25, 2012	November 27, 2011	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$4,610.2	$4,761.6	(3.2)%
Cost of goods sold	2,410.9	2,469.4	(2.4)%
Gross profit	$2,199.3	$2,292.2	(4.1)%
Gross margin	47.7%	48.1%
As compared to prior year, the gross profit decline primarily resulted from unfavorable currency effects of approximately $97 million, and, due to our decision to phase out the Denizen® brand in Asia Pacific, an unfavorable impact of approximately $32 million inclusive of customer support and the markdown of our remaining inventory in that region. Excluding these factors, gross margin improved due to the increased revenue contribution from our company-operated retail network, the decline in sales to lower-margin channels and the benefit of the lower cost of cotton. Additionally, gross margin benefited from our decision to license the Levi’s® brand boys business in our Americas region, as that business generally had a lower gross margin than our other businesses.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 25, 2012	November 27, 2011	% Increase (Decrease)	November 25, 2012	November 27, 2011
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$717.0	$711.1	0.8%	15.6%	14.9%
Advertising and promotion	260.4	313.8	(17.0)%	5.6%	6.6%
Administration	376.2	402.3	(6.5)%	8.2%	8.5%
Other	511.7	528.6	(3.2)%	11.1%	11.1%
Total SG&A	$1,865.3	$1,955.8	(4.6)%	40.5%	41.1%
Currency contributed approximately $50 million of the decline in SG&A as compared to the prior year.
Selling.    Currency favorably impacted selling expenses by approximately $22 million as compared to prior year. We had 13 more company-operated stores at the end of 2012 than we did at the end of 2011. Higher selling expenses also reflect severance costs for headcount reductions in our commercial sales organization.
Advertising and promotion.    The decline in advertising and promotion expenses primarily reflected a reduction of our advertising activities in some markets, and constituted the primary driver of our overall decline in SG&A in 2012. For the fourth quarter of 2012, the increase in advertising and promotion expenses as a percentage of net revenues reflected a difference in the timing of our campaigns as compared to the prior year.
Administration.    Currency favorably impacted administration expenses by approximately $9 million as compared to prior year. The remaining decline in administration expenses was primarily due to higher separation benefits in 2011 related to the departure of executives.
Other.    Other SG&A includes distribution, information resources, and marketing organization costs, all of which declined during the year. Currency favorably impacted other SG&A by approximately $10 million. Offsetting these declines was an $18.8 million impairment charge we recorded related to a decision we took in the third quarter to outsource distribution in Japan to a third-party and close our owned distribution center in that country.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 25, 2012	November 27, 2011	% Increase (Decrease)	November 25, 2012		November 27, 2011
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$431.6	$393.9	9.6%	15.7%		14.5%
Europe	178.3	182.3	(2.2)%	16.2%		15.5%
Asia Pacific	66.8	108.1	(38.1)%	8.8%		12.4%
Total regional operating income	676.7	684.3	(1.1)%	14.7%	*	14.4%	*
Corporate expenses	342.7	347.9	(1.5)%	7.4%	*	7.3%	*
Total operating income	$334.0	$336.4	(0.7)%	7.2%	*	7.1%	*
Operating margin	7.2%	7.1%
______________
* Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $47 million.
Regional operating income.

•	Americas. The increase in operating income and operating margin reflected the region's improved gross margin.

•	Europe. Excluding unfavorable currency effects, operating income increased, reflecting the region's lower advertising and promotion expenses.

•	Asia Pacific. The decline in operating income and operating margin primarily reflected our decision to phase out the Denizen® brand in the region, as well as the region's lower net revenues.
Corporate.    Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Corporate expenses in 2012 reflect the $18.8 million impairment charge recorded for our distribution center in Japan and include severance charges for headcount reductions across the organization primarily during the second half of the year; corporate expenses in 2011 included higher separation benefits related to the departure of executives.
Corporate expenses in 2012 and 2011 include amortization of prior service benefit of $16.4 million and $28.9 million, respectively, related to postretirement benefit plan amendments in 2004 and 2003. For more information, see Note 8 to our audited consolidated financial statements included in this report.
Interest expense
Interest expense was $134.7 million for the year ended November 25, 2012, as compared to $132.0 million in the prior year. The increase in 2012 was due to higher interest expense on our deferred compensation plans, partially offset by a decline in interest expense resulting from our second quarter 2012 debt refinancing activity.
The weighted-average interest rate on average borrowings outstanding for the 2012 was 7.05%, as compared to 6.90% for 2011.
Loss on early extinguishment of debt
For the year ended November 25, 2012, we recorded an $8.2 million net loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2012. The loss was primarily comprised of a tender premium of $11.4 million and the write-off of $4.0 million of unamortized debt issuance costs, partially offset by a gain of $7.6 million related to the partial repurchase of Yen-denominated Eurobonds due 2016 at a discount to their par value. For more information, see Note 6 to our audited financial statements included in this report.

Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 25, 2012, we recorded income of $4.8 million as compared to expense of $1.3 million for the prior year. The income in 2012 primarily reflected gains on our foreign currency denominated balances. The net expense in 2011 primarily reflected losses on our foreign currency denominated balances.
Income tax expense
Income tax expense was $54.9 million for the year ended November 25, 2012, compared to $67.7 million for the prior year. Our effective income tax rate was 28.0% for the year ended November 25, 2012, compared to 33.4% for the prior year.
The reduction in our income tax expense and effective income tax rate in 2012 was primarily due to a net tax benefit of $27.0 million recognized in 2012, resulting from a definitive agreement with the State of California on state tax refund claims involving tax years 1986 – 2004, partially offset by a $9.1 million write-off of domestic deferred tax assets and an unfavorable shift in the mix of foreign earnings to jurisdictions with higher effective tax rates.
2011 compared to 2010
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2011	November 28, 2010	% Increase (Decrease)	November 27, 2011	November 28, 2010
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$4,761.6	$4,410.6	8.0%	100.0%	100.0%
Cost of goods sold	2,469.4	2,187.7	12.9%	51.9%	49.6%
Gross profit	2,292.2	2,222.9	3.1%	48.1%	50.4%
Selling, general and administrative expenses	1,955.8	1,841.5	6.2%	41.1%	41.8%
Operating income	336.4	381.4	(11.8)%	7.1%	8.6%
Interest expense	(132.0)	(135.8)	(2.8)%	(2.8)%	(3.1)%
Loss on early extinguishment of debt	(0.3)	(16.6)	(98.5)%	—	(0.4)%
Other income (expense), net	(1.3)	6.6	(119.2)%	—	0.2%
Income before income taxes	202.8	235.6	(13.9)%	4.3%	5.3%
Income tax expense	67.7	86.2	(21.4)%	1.4%	2.0%
Net income	135.1	149.4	(9.6)%	2.8%	3.4%
Net loss attributable to noncontrolling interest	2.9	7.1	(59.7)%	0.1%	0.2%
Net income attributable to Levi Strauss & Co.	$138.0	$156.5	(11.9)%	2.9%	3.5%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 27, 2011	November 28, 2010	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,715.9	$2,549.1	6.5%	6.2%
Europe	1,174.2	1,105.2	6.2%	3.2%
Asia Pacific	871.5	756.3	15.2%	10.4%
Total net revenues	$4,761.6	$4,410.6	8.0%	6.2%
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
Levi's® brand net revenues increased in our retail stores, primarily due to a higher volume of sales in our outlets, and in our wholesale channels, where the benefit of price increases we have implemented were partially offset by corresponding volume declines. The region's increased net revenues also reflected the launch of our Denizen® brand products. Dockers® brand net sales declined as compared to the prior year, primarily in men's long bottoms due to a higher price-sensitivity of the traditional Dockers® consumer.
Europe. Net revenues in Europe increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $33 million.
The increase in the region's net revenues was due to the growth of our company-operated retail network, reflecting expansion and improved performance of our stores and the success of our Levi's® brand women's products throughout the region. This growth was partially offset by lower net sales to our wholesale customers, reflecting issues fulfilling customer orders during the implementation and stabilization of our enterprise resource planning system during second half of 2011 as well as the general economic downturn in Europe.
Asia Pacific. Net revenues in Asia Pacific increased on both reported and constant-currency bases. Currency affected net revenues favorably by approximately $34 million.
The net revenues increase was primarily from our Levi's® brand through the continued expansion of our brand-dedicated retail network in China and India as well as other of our emerging markets, partially offset by the continued decline of net revenues in Japan. Our Denizen® brand products also contributed incremental revenues.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 27, 2011	November 28, 2010	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$4,761.6	$4,410.6	8.0%
Cost of goods sold	2,469.4	2,187.7	12.9%
Gross profit	$2,292.2	$2,222.9	3.1%
Gross margin	48.1%	50.4%
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

	Year Ended
	November 27, 2011	November 28, 2010	% Increase (Decrease)	November 27, 2011	November 28, 2010
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$711.1	$636.8	11.7%	14.9%	14.4%
Advertising and promotion	313.8	327.8	(4.3)%	6.6%	7.4%
Administration	402.3	403.7	(0.3)%	8.5%	9.2%
Other	528.6	473.2	11.7%	11.1%	10.7%
Total SG&A	$1,955.8	$1,841.5	6.2%	41.1%	41.8%
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

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2011	November 28, 2010	% Increase (Decrease)	November 27, 2011		November 28, 2010
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$393.9	$402.5	(2.1)%	14.5%		15.8%
Europe	182.3	163.5	11.5%	15.5%		14.8%
Asia Pacific	108.1	86.3	25.3%	12.4%		11.4%
Total regional operating income	684.3	652.3	4.9%	14.4%	*	14.8%	*
Corporate expenses	347.9	270.9	28.4%	7.3%	*	6.1%	*
Total operating income	$336.4	$381.4	(11.8)%	7.1%	*	8.6%	*
Operating margin	7.1%	8.6%
______________
* Percentage of consolidated net revenues
The net $45 million decline in total operating income as compared to the prior year included a favorable currency effect of approximately $17 million.
Regional operating income.

•
Americas.  Operating margin declined due to the region's decline in gross margin, the effects of which on operating income was partially offset by lower SG&A and the favorable impact of the region's higher net revenues.

•
Europe.  The increase in operating income primarily reflected the favorable impact of currency as well as the region's higher net revenues. The increase was partially offset by a decline in the region's gross margin.

•	Asia Pacific. The increase in operating margin and operating income reflected the region's higher net revenues and the favorable impact of currency.
Corporate. Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. The $77 million increase in corporate expenses in 2011 reflected higher severance costs for headcount reductions and separation benefits related to the departure of executives, as well as an increase in our investment in global information technology systems. Corporate expenses also increased due to the classification of marketing, advertising and promotion, information technology and human resources costs of a global nature that were centralized under corporate management during 2011. Such costs totaled approximately $29 million in our Americas region and were not significant to our Europe and Asia Pacific regions; prior period amounts have not been reclassified. These increases in corporate expenses were partially offset by a decrease in incentive compensation expense related to lower projected funding, and a decline in pension expense primarily as a result of changes to the U.S. pension plans in the second quarter of 2011.
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
The 3.2 percentage point decrease in our effective tax rate was primarily caused by an increase in the proportion of our 2011 earnings in foreign jurisdictions where we are subject to lower tax rates, as well as the comparatively favorable net impact of the following three significant income tax entries recorded in 2010. In 2010, we recognized a $27.5 million tax charge for a valuation allowance to fully offset the amount of deferred tax assets in Japan and a $14.5 million tax charge for a reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act; these charges were partially offset by a $34.2 million tax benefit arising from our plan to repatriate the prior undistributed earnings of certain foreign subsidiaries.
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
As of November 25, 2012, we had no borrowings under the facility, and unused availability under the facility was $533.8 million, as our total availability of $616.1 million, based on collateral levels as defined by the agreement, was reduced by $82.3 million of other credit-related instruments.
As of November 25, 2012, we had cash and cash equivalents totaling approximately $406.1 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $939.9 million.
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

The following table presents selected cash uses in 2012 and the related projected cash uses for these items in 2013 as of November 25, 2012:

		Projected
	Cash Used in	Cash Uses in
	2012	2013
	(Dollars in millions)
Capital expenditures(1)	$84	$120
Interest	129	124
Federal, foreign and state taxes (net of refunds)(2)	49	42
Pension plans(3)	61	33
Postretirement health benefit plans	18	18
Dividend(4)	20	25
Total selected cash requirements	$361	$362
______________

(1)	Capital expenditures consist primarily of costs associated with information technology systems and investment in company-operated retail stores.

(2)
Projected cash use is net of the cash refund of state taxes of $29.0 million we received subsequent to the end of the fourth quarter 2012 in connection with the agreement we reached during the year with the State of California on state tax refund claims involving tax years 1986 – 2004.

(3)
The 2013 pension contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets.

(4)	Subsequent to the fiscal year-end, our Board of Directors declared and we paid a cash dividend of $25.1 million.

The following table provides information about our significant cash contractual obligations and commitments as of November 25, 2012:

	Payments due or projected by period
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,729	$60	$324	$—	$48	$—	$1,297
Interest(1)	754	113	106	103	102	96	234
Capital lease obligations	2	2	—	—	—	—	—
Operating leases(2)	709	146	115	96	81	70	201
Purchase obligations(3)	581	543	21	13	3	—	1
Postretirement obligations(4)	153	18	17	17	16	16	69
Pension obligations(5)	418	33	19	36	41	49	240
Long-term employee related benefits(6)	70	9	9	7	7	7	31
Total	$4,416	$924	$611	$272	$298	$238	$2,073
______________

(1)	Interest obligations are computed using constant interest rates until maturity. The LIBOR rate as of November 25, 2012, was used for variable-rate debt.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 25, 2012, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 – Properties.”

(3)	Amounts reflect estimated commitments of $498 million for inventory purchases and $83 million for human resources, advertising, information technology and other professional services.

(4)
The amounts presented in the table represent an estimate for the next ten years of our projected payments, based on information provided by our plans' actuaries, and have not been reduced by estimated Medicare subsidy receipts, the amounts of which are not material. Our policy is to fund postretirement benefits as claims and premiums are paid. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates comply with minimum funded status and minimum required contributions under the Pension Protection Act. The 2013 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our uncertain tax positions of $63.6 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in millions)
Cash provided by operating activities	$531.0	$1.8	$146.3
Cash used for investing activities	(75.2)	(141.0)	(181.8)
Cash (used for) provided by financing activities	(250.9)	77.7	32.3
Cash and cash equivalents	406.1	204.5	269.7
2012 as compared to 2011
Cash flows from operating activities
Cash provided by operating activities was $531.0 million for 2012, as compared to $1.8 million for the same period in 2011. Cash provided by operating activities increased compared to the prior year due to less cash used for inventory, reflecting the lower cost of cotton and a reduction in our inventory levels, and a decline in payments to vendors, reflecting our lower SG&A. Also, cash received from customers increased, reflecting our higher beginning accounts receivable balance.
Cash flows from investing activities
Cash used for investing activities was $75.2 million for 2012, as compared to $141.0 million for the same period in 2011. The reduction in cash used for investing activities as compared to the prior year primarily reflects the higher information technology costs in 2011 associated with the installation of our global enterprise resource planning system.
Cash flows from financing activities
Cash used for financing activities was $250.9 million for 2012, as compared to cash provided of $77.7 million for the same period in 2011. Net cash used in 2012 and net cash provided in 2011 primarily related to net repayments and proceeds, respectively, of our senior revolving credit facility. Cash used in both years include dividend payments to stockholders of $20.0 million.
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
Cash flows from investing activities
Cash used for investing activities was $141.0 million for 2011 compared to $181.8 million for 2010. The decrease in cash used for investing activities as compared to the prior year primarily reflects higher costs in 2010 associated with the remodeling of the Company's headquarters and the final payment for a 2009 acquisition. This was partially offset by an increase in 2011 in information technology costs associated with the installation of our global enterprise resource planning system.
Cash flows from financing activities
Cash provided by financing activities was $77.7 million for 2011 compared to $32.3 million for 2010. Net cash provided in 2011 primarily related to proceeds borrowed under our senior revolving credit facility. Net cash provided in 2010 reflected our May 2010 refinancing activities.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.7 billion as of November 25, 2012, we had fixed-rate debt of approximately $1.4 billion (81% of total debt) and variable-rate debt of approximately $0.3 billion (19% of total debt). As of November 25, 2012, our required aggregate debt principal payments on our unsecured long-term debt were $324.4 million in 2014, $48.5 million in 2016 and the remaining $1.3 billion in years after 2017. Short-term borrowings of $59.8 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with these covenants.
Effects of Inflation
We believe that inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
Off-balance sheet arrangements and other. We have contractual commitments for non-cancelable operating leases; for more information, see Note 13 to our audited consolidated financial statements included in this report. We participate in a multiemployer pension plan, however our exposure to risks arising from participation in the plan and the extent to which we can be liable to the plan for other participating employers' obligations are not material. We have no other material non-cancelable guarantees or commitments, and no material special-purpose entities or other off-balance sheet debt obligations.
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
Critical Accounting Policies, Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on newly available information, or different assumptions or conditions, may affect amounts reported in future periods.
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
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment and impairment for other non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. For goodwill and other non-amortized intangible assets not qualitatively assessed, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 25, 2012, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our tax liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.
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

We recognize either an asset or liability for any plan's funded status in our consolidated balance sheets. We measure changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan, or, for plans where participants will not earn additional benefits by rendering future service, over the plan participants' estimated remaining lives. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our pension plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 25, 2012, a twenty-five basis-point change in the discount rate would yield an approximately three-percent change in the projected benefit obligation and annual service cost of our pension and postretirement benefit plans.
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
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including (without limitation) statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
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
We are exposed to credit loss in the event of nonperformance by the counterparties to the over-the-counter forward foreign exchange contracts. However, we believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world's commodity and financial markets.
Foreign Exchange Risk
The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative.
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
Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprised of a group of our senior financial executives, review our foreign exchange activities to monitor compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for a managed approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 25, 2012, we had forward foreign exchange contracts to buy $795.1 million and to sell $422.3 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through January 2014.
As of November 27, 2011, we had forward foreign exchange contracts to buy $875.6 million and to sell $415.8 million against various foreign currencies. These contracts were at various exchange rates and expired at various dates through November 2012.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward and swap contracts as of November 25, 2012, and November 27, 2011. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of January 2014.

	As of November 25, 2012			As of November 27, 2011
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	1.02	$41,316	$(558)	1.00	$39,204	$1,433
Brazilian Real	2.08	16,339	746	1.81	18,021	1,262
Canadian Dollar	1.01	21,376	(183)	1.00	42,106	2,082
Swiss Franc	0.94	3,218	(15)	0.92	(16,542)	(73)
Czech Koruna	19.26	2,786	43	18.84	2,323	60
Danish Krone	5.75	(565)	(2)	5.50	24,517	352
Euro	1.29	70,697	(1,243)	1.37	65,826	2,107
British Pound Sterling	1.60	(10,106)	(45)	1.57	38,738	700
Hong Kong Dollar	7.75	(2,707)	(1)	7.77	(6,806)	(19)
Hungarian Forint	223.06	(7,150)	135	227.83	(7,537)	(334)
Indonesian Rupiah	9,838.63	11,919	1	9,090.91	15,659	592
Indian Rupee	56.30	15,985	(72)	49.64	28,234	1,994
Japanese Yen	79.08	30,894	1,229	78.33	38,768	215
South Korean Won	1,129.48	26,464	(871)	1,127.96	35,125	1,259
Mexican Peso	13.54	81,269	(2,020)	13.30	70,807	5,412
Malaysian Ringgit	3.11	14,730	(72)	3.21	10,838	2
Norwegian Krone	5.76	(161)	—	5.78	17,899	458
New Zealand Dollar	0.82	(11,702)	(33)	0.77	442	389
Philippine Peso	42.08	6,986	(302)	43.71	2,542	(5)
Polish Zloty	3.25	1,475	(133)	3.28	(41,531)	(2,480)
Russian Ruble	31.26	6,719	56	32.69	13,548	(117)
Swedish Krona	6.70	(152)	392	6.79	72,462	2,030
Singapore Dollar	1.22	396	(3)	1.25	(34,659)	(1,741)
Turkish Lira	1.82	12,293	(62)	1.83	(16,432)	(379)
New Taiwan Dollar	29.28	16,730	(254)	29.45	23,198	725
South African Rand	8.80	23,780	1,091	7.76	23,049	2,744
Total		$372,829	$(2,176)		$459,799	$18,668

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

	As of November 25, 2012							As of November 27, 2011
	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$910,000	$910,000	$875,000
Average Interest Rate	—	—	—	—	—	7.31%	7.31%
Fixed Rate (Yen 4.0 billion)	—	—	—	48,508	—	—	48,508	118,243
Average Interest Rate	—	—	—	4.25%	—	—	4.25%
Fixed Rate (Euro 300 million)	—	—	—	—	—	386,520	386,520	400,350
Average Interest Rate	—	—	—	—	—	7.75%	7.75%
Variable Rate (US$)	—	325,000	—	—	—	—	325,000	525,000
Average Interest Rate(1)	—	2.46%	—	—	—	—	2.46%
Total Principal (face amount) of our debt instruments(2)	$—	$325,000	$—	$48,508	$—	$1,296,520	$1,670,028	$1,918,593
______________

(1)	Assumes no change in short-term interest rates.

(2)
Amounts presented in this table exclude our other short-term borrowings of $59.8 million as of November 25, 2012, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $59.8 million, $55.7 million was fixed-rate debt and $4.1 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' deficit and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 25, 2012 and November 27, 2011, and the results of their operations and their cash flows for each of the three years in the period ended November 25, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Francisco, CA
February 7, 2013

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 25, 2012	November 27, 2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$406,134	$204,542
Trade receivables, net of allowance for doubtful accounts of $20,738 and $22,684	500,672	654,903
Inventories:
Raw materials	5,312	7,086
Work-in-process	9,558	9,833
Finished goods	503,990	594,483
Total inventories	518,860	611,402
Deferred tax assets, net	116,224	99,544
Other current assets	136,483	172,830
Total current assets	1,678,373	1,743,221
Property, plant and equipment, net of accumulated depreciation of $782,766 and $731,859	458,807	502,388
Goodwill	239,971	240,970
Other intangible assets, net	59,909	71,818
Non-current deferred tax assets, net	612,916	613,161
Other non-current assets	120,101	107,997
Total assets	$3,170,077	$3,279,555

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$59,759	$154,747
Current maturities of capital leases	1,760	1,714
Accounts payable	225,726	204,897
Other accrued liabilities	263,575	256,316
Accrued salaries, wages and employee benefits	223,850	235,530
Accrued interest payable	5,471	9,679
Accrued income taxes	16,739	9,378
Total current liabilities	796,880	872,261
Long-term debt	1,669,452	1,817,625
Long-term capital leases	262	1,999
Postretirement medical benefits	140,958	140,108
Pension liability	492,396	427,422
Long-term employee related benefits	62,529	75,520
Long-term income tax liabilities	40,356	42,991
Other long-term liabilities	60,869	51,458
Total liabilities	3,263,702	3,429,384

Commitments and contingencies
Temporary equity	7,883	7,002

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,392,343 shares and 37,354,021 shares issued and outstanding	374	374
Additional paid-in capital	33,365	29,266
Retained earnings	273,975	150,770
Accumulated other comprehensive loss	(414,635)	(346,002)
Total Levi Strauss & Co. stockholders’ deficit	(106,921)	(165,592)
Noncontrolling interest	5,413	8,761
Total stockholders’ deficit	(101,508)	(156,831)
Total liabilities, temporary equity and stockholders’ deficit	$3,170,077	$3,279,555
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Net revenues	$4,610,193	$4,761,566	$4,410,649
Cost of goods sold	2,410,862	2,469,327	2,187,726
Gross profit	2,199,331	2,292,239	2,222,923
Selling, general and administrative expenses	1,865,352	1,955,846	1,841,562
Operating income	333,979	336,393	381,361
Interest expense	(134,694)	(132,043)	(135,823)
Loss on early extinguishment of debt	(8,206)	(248)	(16,587)
Other income (expense), net	4,802	(1,275)	6,647
Income before income taxes	195,881	202,827	235,598
Income tax expense	54,922	67,715	86,152
Net income	140,959	135,112	149,446
Net loss attributable to noncontrolling interest	2,891	2,841	7,057
Net income attributable to Levi Strauss & Co.	$143,850	$137,953	$156,503

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	(Dollars in thousands)
Balance at November 29, 2009	$373	$39,532	$(123,157)	$(249,867)	$17,735	$(315,384)
Net income (loss)	—	—	156,503	—	(7,057)	149,446
Other comprehensive (loss) income (net of tax)	—	—	—	(22,301)	130	(22,171)
Total comprehensive income						127,275
Stock-based compensation and dividends, net	—	(601)	—	—	—	(601)
Repurchase of common stock	—	(78)	—	—	—	(78)
Cash dividends paid	—	(20,013)	—	—	—	(20,013)
Balance at November 28, 2010	373	18,840	33,346	(272,168)	10,808	(208,801)
Net income (loss)	—	—	137,953	—	(2,841)	135,112
Other comprehensive (loss) income (net of tax)	—	—	—	(73,834)	794	(73,040)
Total comprehensive income						62,072
Stock-based compensation and dividends, net	1	10,436	(27)	—	—	10,410
Repurchase of common stock	—	(10)	(479)	—	—	(489)
Cash dividends paid	—	—	(20,023)	—	—	(20,023)
Balance at November 27, 2011	374	29,266	150,770	(346,002)	8,761	(156,831)
Net income (loss)	—	—	143,850	—	(2,891)	140,959
Other comprehensive loss (net of tax)	—	—	—	(68,633)	(457)	(69,090)
Total comprehensive income						71,869
Stock-based compensation and dividends, net	—	4,118	(25)	—	—	4,093
Repurchase of common stock	—	(19)	(584)	—	—	(603)
Cash dividends paid	—	—	(20,036)	—	—	(20,036)
Balance at November 25, 2012	$374	$33,365	$273,975	$(414,635)	$5,413	$(101,508)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$140,959	$135,112	$149,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,608	117,793	104,896
Asset impairments	27,031	5,777	6,865
Gain on disposal of property, plant and equipment	(351)	(2)	(248)
Unrealized foreign exchange gains	(3,146)	(5,932)	(17,662)
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(8,508)	9,548	16,342
Employee benefit plans’ amortization from accumulated other comprehensive loss	1,412	(8,627)	3,580
Employee benefit plans’ curtailment (gain) loss, net	(2,391)	129	106
Noncash (gain) loss on extinguishment of debt, net of write-off of unamortized debt issuance costs	(3,643)	226	(13,647)
Amortization of deferred debt issuance costs	4,323	4,345	4,332
Stock-based compensation	5,965	8,439	6,438
Allowance for doubtful accounts	5,024	4,634	7,536
Deferred income taxes	19,853	16,153	31,113
Change in operating assets and liabilities:
Trade receivables	145,717	(116,003)	(30,259)
Inventories	87,547	(6,848)	(148,533)
Other current assets	34,384	(39,231)	(20,131)
Other non-current assets	1,019	4,780	(7,160)
Accounts payable and other accrued liabilities	46,578	(55,300)	39,886
Income tax liabilities	(27,811)	(15,242)	6,330
Accrued salaries, wages and employee benefits and long-term employee related benefits	(74,140)	(55,846)	(12,128)
Other long-term liabilities	7,995	(2,358)	19,120
Other, net	551	301	52
Net cash provided by operating activities	530,976	1,848	146,274
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(83,855)	(130,580)	(154,632)
Proceeds from sale of property, plant and equipment	640	171	1,549
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	8,508	(9,548)	(16,342)
Acquisitions, net of cash acquired	(491)	—	(12,242)
Other	—	(1,000)	(114)
Net cash used for investing activities	(75,198)	(140,957)	(181,781)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	385,000	—	909,390
Repayments of long-term debt and capital leases	(407,963)	(1,848)	(866,051)
Proceeds from senior revolving credit facility	50,000	305,000	—
Repayments of senior revolving credit facility	(250,000)	(213,250)	—
Short-term borrowings, net	(694)	19,427	27,311
Debt issuance costs	(7,376)	(7,307)	(17,546)
Restricted cash	565	(3,803)	(700)
Repurchase of common stock	(603)	(489)	(78)
Excess tax benefits from stock-based compensation	168	—	—
Dividend to stockholders	(20,036)	(20,023)	(20,013)
Net cash (used for) provided by financing activities	(250,939)	77,707	32,313
Effect of exchange rate changes on cash and cash equivalents	(3,247)	(3,782)	2,116
Net increase (decrease) in cash and cash equivalents	201,592	(65,184)	(1,078)
Beginning cash and cash equivalents	204,542	269,726	270,804
Ending cash and cash equivalents	$406,134	$204,542	269,726

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$128,718	$129,079	$147,237
Income taxes	49,346	56,229	52,912
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2012, 2011 and 2010 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
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
Restricted Cash
Restricted cash primarily relates to required cash deposits for customs and rental guarantees to support the Company's international operations. As restricted cash is not material in any period presented, it is included in “Other current assets” and “Other non-current assets” on the consolidated balance sheets.
Accounts Receivable, Net
The Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, which include receivables related to the Company's net sales and licensing revenues, are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on historic trends, customer-specific circumstances, and an evaluation of economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Inventory Valuation
The Company values inventories at the lower of cost or market value. Inventory cost is determined using the first-in first-out method. The Company includes product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating its remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. The Company estimates quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company determines inventory market values by estimating expected selling prices based on the Company's historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.
Income Tax Assets and Liabilities
The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.
The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its tax liabilities. The Company evaluates uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step, for those positions that meet the recognition criteria, is to measure the tax benefit as the largest amount that is more than fifty percent likely to be realized. The Company believes that its recorded tax liabilities are adequate to cover all open tax years based on its assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that the Company's view as to the outcome of these matters change, the Company will adjust income tax expense in the period in which such determination is made. The Company classifies interest and penalties related to income taxes as income tax expense.
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
Goodwill and Other Intangible Assets
Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company's 2009 acquisitions. Goodwill is not amortized; intangible assets are comprised of owned trademarks with indefinite useful lives which are not being amortized and acquired contractual rights and customers lists with finite lives which are being amortized over periods ranging from four to eight years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Impairment
The Company reviews its goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of its fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. The Company qualitatively assesses goodwill impairment for certain reporting units and impairment for other non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. For goodwill and other non-amortized intangible assets not assessed qualitatively, a two-step quantitative approach is utilized. In the first step, the Company compares the carrying value of the reporting unit or applicable asset to its fair value, which the Company estimates using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, the Company performs the second step, and determines the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.
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
Debt Issuance Costs
The Company capitalizes debt issuance costs, which are included in “Other non-current assets” in the Company's consolidated balance sheets. Bond issuance costs are generally amortized utilizing the effective interest method whereas revolving credit facility issuance costs are amortized utilizing the straight-line method. Amortization of debt issuance costs is included in “Interest expense” in the consolidated statements of income.
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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 25, 2012, and November 27, 2011.
The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The Company has estimated the fair value of its other financial instruments using the market and income approaches. Rabbi trust assets and forward foreign exchange contracts are carried at their fair values. The Company's debt instruments are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

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
The Company recognizes either an asset or a liability for any plan's funded status in its consolidated balance sheets. The Company measures changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan, or, for plans where participants will not earn additional benefits by rendering future service – which, beginning in the second quarter of 2011, includes the Company's U.S. plans – over the plan participants' estimated remaining lives. The Company's policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements. Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. The Company considers several factors including actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models.
Pension benefits are primarily paid through trusts funded by the Company. The Company pays postretirement benefits to the healthcare service providers on behalf of the plan's participants.
Employee Incentive Compensation
The Company maintains short-term and long-term employee incentive compensation plans. These plans are intended to reward eligible employees for their contributions to the Company's short-term and long-term success. Provisions for employee incentive compensation are recorded in “Accrued salaries, wages and employee benefits” and “Long-term employee related benefits” in the Company's consolidated balance sheets. The Company accrues the related compensation expense over the period of the plan and changes in the liabilities for these incentive plans generally correlate with the Company's financial results and projected future financial performance.
Stock-Based Compensation
The Company has stock-based incentive plans which reward certain employees and directors with cash or equity. Compensation cost for these awards is estimated based on the number of awards that are expected to vest. Compensation cost for equity awards is measured based on the fair value at the grant date, while liability award expense is measured and adjusted based on the fair value at the end of each quarter. No compensation cost is ultimately recognized for awards which are unvested and forfeited at an employees' termination date or for liability awards which are out-of-the-money at the award expiration date. Compensation cost is recognized on a straight-line basis over the period that an employee provides service for that award, which generally is the vesting period.
The Company's common stock is not listed on any established stock exchange. Accordingly, the stock's fair market value is determined by the Board based upon a valuation performed by an independent third-party, Evercore Group LLC (“Evercore”). Determining the fair value of the Company's stock requires complex judgments. The valuation process includes comparison of the Company's historical and estimated future financial results with selected publicly-traded companies and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its stock-based compensation plans, such as the grant date fair value of awards.
The fair value of equity awards granted to employees is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company's common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly-traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. Expected life prior to 2012 was computed using the simplified method. Beginning with the 2012 equity awards, the expected life is derived based on historical experience and expected future post-vesting termination and exercise patterns. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

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
Self-Insurance
The Company self-insures, up to certain limits, workers' compensation risk and employee and eligible retiree medical health benefits.  The Company carries insurance policies covering claim exposures which exceed predefined amounts, per occurrence and/or in the aggregate, for workers' compensation claims and for the medical claims of active employees as well as those salaried retirees who retired after June 1, 2001.  Accruals for losses are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses.
Derivative Financial Instruments and Hedging Activities
The Company recognizes all derivatives as assets and liabilities at their fair values. The Company uses derivatives to manage exposures that are sensitive to changes in market conditions, such as foreign currency risk. Additionally, some of the Company's contracts contain provisions that are accounted for as embedded derivative instruments. The Company does not designate its derivative instruments for hedge accounting; changes in the fair values of these instruments are recorded in “Other income (expense), net” in the Company's consolidated statements of income.
The non-derivative instruments the Company designates and that qualify for hedge accounting treatment hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in “Other income (expense), net” in the Company's consolidated statements of income. The effective portions of these hedges are recorded in “Accumulated other comprehensive loss” in the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
Foreign Currency
The functional currency for most of the Company's foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. Dollars using period-end exchange rates, income and expenses are translated at average monthly exchange rates, and equity accounts are translated at historical rates. Net changes resulting from such translations are recorded as a component of translation adjustments in “Accumulated other comprehensive income (loss)” in the Company's consolidated balance sheets.
Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the period-end exchange rate. Gains or losses arising from the remeasurement of these balances are recorded in “Other income (expense), net” in the Company's consolidated statements of income. In addition, at the settlement date of foreign currency transactions, foreign currency gains and losses are recorded in “Other income (expense), net” in the Company's consolidated statements of income to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded.
Noncontrolling Interest
Noncontrolling interest includes a 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company's Japanese subsidiary.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Revenue Recognition
Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at the Company's company-operated and online stores and at the Company's company-operated shop-in-shops located within department stores. The Company recognizes revenue on sale of product when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. The revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of the Company's trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates set forth in the licensing agreements.
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
Net sales to the Company's ten largest customers totaled approximately 32%, 30% and 33% of net revenues for 2012, 2011 and 2010, respectively. No customer represented 10% or more of net revenues in any of these years.
Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating the Company's remaining manufacturing facilities, including the related depreciation expense. Costs relating to the Company's licensing activities are included in “Selling, general and administrative expenses” in the consolidated statements of income.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2012, 2011 and 2010, total advertising expense was $260.4 million, $313.8 million and $327.8 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $186.7 million, $183.9 million and $185.1 million for 2012, 2011 and 2010, respectively.
Recently Issued Accounting Standards
The following recently issued accounting standards have been grouped by their required effective dates for the Company:
First Quarter of 2013

•
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which deferred certain requirements within ASU 2011-05. All other requirements in ASU 2011-05 are to be applied retrospectively. The Company anticipates that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Second Quarter of 2013

•
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

First Quarter of 2014

•
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The requirements of ASU 2011-11 are to be applied retrospectively. The Company anticipates that the adoption of this ASU will expand its consolidated financial statement footnote disclosures.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PP&E”) were as follows:

	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Land	$21,319	$30,236
Buildings and leasehold improvements	404,438	422,020
Machinery and equipment	473,014	477,895
Capitalized internal-use software	285,960	286,662
Construction in progress	56,842	17,434
Subtotal	1,241,573	1,234,247
Accumulated depreciation	(782,766)	(731,859)
PP&E, net	$458,807	$502,388
Depreciation expense for the years ended November 25, 2012, November 27, 2011, and November 28, 2010, was $110.5 million, $104.8 million and $88.9 million, respectively.
Construction in progress at November 25, 2012, and November 27, 2011, primarily related to the installation of various information technology systems.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 25, 2012, and November 27, 2011, were as follows:

	Americas	Europe	Asia Pacific	Total
	(Dollars in thousands)
Balance, November 28, 2010	$207,427	$31,603	$2,442	$241,472
Foreign currency fluctuation	(9)	(80)	(413)	(502)
Balance, November 27, 2011	207,418	31,523	2,029	240,970
Foreign currency fluctuation	5	(896)	(108)	(999)
Balance, November 25, 2012	$207,423	$30,627	$1,921	$239,971

Other intangible assets, net, were as follows:

	November 25, 2012			November 27, 2011
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	42,220	(32,163)	10,057	41,667	(23,051)	18,616
Customer lists	19,326	(12,217)	7,109	20,018	(9,559)	10,459
Total	$104,289	$(44,380)	$59,909	$104,428	$(32,610)	$71,818
For the years ended November 25, 2012, and November 27, 2011, amortization of these intangible assets were $11.4 million and $12.1 million, respectively. The amortization of these intangible assets, which is included in “Selling, general and administrative expenses” in the Company's consolidated statements of income, in the succeeding fiscal years is approximately $10.9 million in 2013 and immaterial thereafter.
As of November 25, 2012, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 25, 2012			November 27, 2011
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$20,322	$20,322	$—	$18,064	$18,064	$—
Forward foreign exchange contracts, net(3)	5,792	—	5,792	25,992	—	25,992
Total	$26,114	$20,322	$5,792	$44,056	$18,064	$25,992
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$3,018	$—	$3,018	$5,256	$—	$5,256
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 25, 2012		November 27, 2011
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$—	$—	$200,267	$199,767
Senior term loan due 2014	324,890	324,484	324,663	316,562
8.875% senior notes due 2016	—	—	354,918	366,293
4.25% Yen-denominated Eurobonds due 2016	48,656	47,201	118,618	102,508
7.75% Euro senior notes due 2018	387,433	416,422	401,495	381,478
7.625% senior notes due 2020	526,223	572,161	526,446	519,883
6.875% senior notes due 2022	386,838	404,163	—	—
Short-term borrowings	59,861	59,861	54,975	54,975
Total	$1,733,901	$1,824,292	$1,981,382	$1,941,466
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company's foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company designates its outstanding Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 25, 2012, the Company had forward foreign exchange contracts to buy $795.1 million and to sell $422.3 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through January 2014.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 25, 2012			November 27, 2011
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$7,131	$(1,339)	$5,792	$31,906	$(5,914)	$25,992
Forward foreign exchange contracts(2)	5,183	(8,201)	(3,018)	4,547	(9,803)	(5,256)
Total	$12,314	$(9,540)		$36,453	$(15,717)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(28,135)		$—	$(46,115)
7.75% Euro senior notes due 2018	—	(386,520)		—	(400,350)
Total	$—	$(414,655)		$—	$(446,465)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(26,285)	(28,525)	$3,474	$(5,033)	$2,254
7.75% Euro senior notes due 2018	(9,451)	(23,281)	—	—	—
Cumulative income taxes	12,246	18,476
Total	$(18,853)	$(28,693)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$8,508	$(9,548)	$(16,342)
Unrealized	(17,952)	24,858	10,163
Total	$(9,444)	$15,310	$(6,179)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 6: DEBT

	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Long-term debt
Secured:
Senior revolving credit facility	$—	$100,000
Unsecured:
Senior term loan due 2014	324,424	324,032
8.875% senior notes due 2016	—	350,000
4.25% Yen-denominated Eurobonds due 2016	48,508	118,243
7.75% Euro senior notes due 2018	386,520	400,350
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	385,000	—
Total unsecured	1,669,452	1,717,625
Total long-term debt	$1,669,452	$1,817,625
Short-term debt
Senior revolving credit facility	$—	$100,000
Short-term borrowings	59,759	54,747
Total short-term debt	$59,759	$154,747
Total long-term and short-term debt	$1,729,211	$1,972,372
Senior Revolving Credit Facility
The Company is a party to a credit agreement for a senior secured revolving credit facility. The credit agreement provides for an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of accounts receivable and inventory in the United States and Canada, as further described below.
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Borrowings under the credit agreement will bear an interest rate of LIBOR plus 150 to 275 basis points, depending on borrowing base availability, and undrawn availability bears a rate of 37.5 to 50 basis points. The credit facility has a maturity date of September 30, 2016, which may be accelerated to December 26, 2013, if the senior unsecured term loan due 2014 is still outstanding on that date and the Company has not met other conditions set forth in the credit agreement. Upon the maturity date, all of the obligations outstanding under the credit agreement become due.
The Company’s unused availability under its senior secured revolving credit facility was $533.8 million at November 25, 2012, as the Company’s total availability of $616.1 million, based on the collateral levels discussed above, was reduced by $82.3 million of letters of credit and other credit usage allocated under the facility. The $82.3 million was comprised of $15.5 million of other credit usage and $66.8 million of stand-by letters of credit with various international banks which serve as guarantees to cover U.S. workers' compensation claims and the working capital requirements for certain subsidiaries, primarily India.
Guarantees and security.  The Company's obligations under the credit agreement are guaranteed by its domestic subsidiaries. The obligations under the agreement are secured by, among other domestic assets, certain U.S. trademarks associated with the Levi's® brand and accounts receivable, goods and inventory in the United States. Additionally, the obligations of Levi Strauss & Co. (Canada) Inc. under the credit agreement are secured by Canadian accounts receivable, goods, inventory and other Canadian

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

assets. The lien on the U.S. Levi's® trademarks and related intellectual property may be released at the Company's discretion so long as it meets certain conditions; such release would reduce the borrowing base.
Covenants.  The credit agreement contains customary covenants restricting the Company's activities as well as those of the Company's subsidiaries, including limitations on the ability to sell assets; engage in mergers; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the credit agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0:1.0, which arises when availability falls below a specified threshold.
Events of default.  The credit agreement contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial stock ownership changes; and specified changes in the composition of the Company's board of directors. The cross-default provisions in the agreement apply if a default occurs on other indebtedness in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to accelerate. If an event of default occurs under the credit agreement, the lenders may terminate their commitments, declare immediately payable all borrowings under the agreement and foreclose on the collateral.
Senior Term Loan due 2014
The Company is a party to a senior unsecured term loan agreement (the “Term Loan”). The Term Loan, entered into in 2007, consists of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. The Term Loan matures on April 4, 2014, and bears interest at 2.25% over LIBOR or 1.25% over the base rate. The Term Loan could not have been prepaid during the first year but thereafter may be prepaid without premium or penalty.
Covenants.  The agreement governing the Term Loan contains covenants that limit the Company and its subsidiaries' ability to incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of a subsidiary to pay dividends or make payments to the Company and its subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets or its subsidiaries' assets. The Company and its subsidiaries would not be required to comply with certain of these covenants if the Term Loan receives and maintains an investment grade rating by both Standard and Poor's and Moody's and the Company and its subsidiaries are and remain in compliance with the agreement.
Asset sales.  The agreement governing the Term Loan provides that the Company's asset sales must be at fair market value and the consideration must consist of at least 75% cash or cash equivalents or the assumption of liabilities. The Company would be required to use the net proceeds from the asset sale within 360 days after receipt either to repay bank debt, with an equivalent permanent reduction in the available commitment in the case of a repayment under the Company's senior secured revolving credit facility, or to invest in additional assets in a business related to the Company's business. To the extent proceeds not so used within the time period exceed $10.0 million, the Company would be required to make an offer to prepay the Term Loan plus accrued but unpaid interest, if any, to the date of prepayment.
Change in control.  If the Company experienced a change in control as defined in the agreement, then the Company is required under the agreement to make an offer to prepay the Term Loan at 101% of the principal amount plus accrued and unpaid interest, if any, to the date of prepayment.
Events of default.  The agreement contains customary events of default, including failure to pay principal, failure to pay interest after a 30-day grace period, failure to comply with the merger, consolidation and sale of property covenant, failure to comply with other covenants in the agreement for a period of 30 days after notice given to the Company, failure to satisfy certain judgments in excess of $25.0 million after a 30-day grace period, and certain events involving bankruptcy, insolvency or reorganization. The agreement also contains a cross-acceleration event of default that applies if debt of the Company or any restricted subsidiary in excess of $25.0 million is accelerated or is not paid when due at final maturity.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Senior Notes due 2016
Principal, interest and maturity. The Company issued $350.0 million in notes with a ten-year term to qualified institutional buyers in 2006 (the “Senior Notes due 2016”). The Senior Notes due 2016 were unsecured obligations that ranked equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Company redeemed all of the remaining outstanding Senior Notes due 2016 in May 2012, as described below.
Yen-denominated Eurobonds due 2016
In 1996, the Company issued ¥20 billion principal amount Eurobonds (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The bond is redeemable at the option of the Company at a make-whole redemption price. The Company repurchased a portion of the Yen-denominated Eurobonds due 2016 in May 2010, and again in May 2012, as described below.
The agreement governing these bonds contains customary events of default and restricts the Company's ability and the ability of its subsidiaries and future subsidiaries to incur liens; engage in sale and leaseback transactions and engage in mergers and sales of assets. The agreement contains a cross-acceleration event of default that applies if any of the Company's debt in excess of $25.0 million is accelerated and the debt is not discharged or acceleration rescinded within 30 days after the Company's receipt of a notice of default from the fiscal agent or from the holders of at least 25% of the principal amount of the bond.
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
Covenants. The indenture governing both notes contains covenants that limit, among other things, the Company's and certain of the Company's subsidiaries' ability to incur additional debt; make certain restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries; enter into sale and leaseback transactions; merge or consolidate with another person; and dispose of all or substantially all of the Company's assets. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding notes may declare all notes to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Use of Proceeds. The proceeds from the issuance of the Euro Notes due 2018 and the Senior Notes due 2020 were used to repurchase and repay all of the Company's then-existing Euro Notes due 2013 and Senior Notes due 2015. The proceeds were also used to repurchase ¥10,883,500,000 in principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $100.0 million including accrued interest.
Issuance of Senior Notes due 2022
Principal, interest and maturity. On May 8, 2012, the Company issued $385.0 million in aggregate principal amount of 6.875% senior notes due 2022 (the “Senior Notes due 2022”) to qualified institutional buyers and to purchasers outside the United States in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured obligations that rank equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Senior Notes due 2022 mature on May 1, 2022. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2012. The Company may redeem some or all of the Senior Notes due 2022 prior to May 1, 2017, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to May 1, 2015, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes due 2022 with the proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the Senior Notes due 2022, plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $7.4 million associated with the issuance of the notes, representing underwriting fees and other expenses, will be amortized to interest expense over the term of the notes.
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
Use of Proceeds. On April 24, 2012, the Company commenced a cash tender offer for the outstanding principal amount of its $350.0 million Senior Notes due 2016. The tender offer expired May 21, 2012, and the Company redeemed all remaining notes that were not tendered in the offer on May 25, 2012. The Company purchased all of the outstanding Senior Notes due 2016 pursuant to the tender offer and subsequent redemption.
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
Short-term Borrowings
Short-term borrowings consist of term loans and revolving credit facilities at various foreign subsidiaries which the Company expects to either pay over the next twelve months or refinance at the end of their applicable terms. Certain of these borrowings are guaranteed by stand-by letters of credit allocated under the Company's senior secured revolving credit facility.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Loss on Early Extinguishment of Debt
For the year ended November 25, 2012, the Company recorded a net loss of $8.2 million on early extinguishment of debt, primarily comprised of a tender premium of $11.4 million and the write-off of $4.0 million of unamortized debt issuance costs, partially offset by a gain of $7.6 million related to the partial repurchase of Yen-denominated Eurobonds at a discount of their par value.
Principal Payments on Short-term and Long-term Debt
The table below sets forth, as of November 25, 2012, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)
2013	$59,759
2014	324,424
2015	—
2016	48,508
2017	—
Thereafter	1,296,520
Total future debt principal payments	$1,729,211
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2012, 2011 and 2010 was 7.05%, 6.90% and 7.05%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of certain of the indentures relating to the Company's unsecured notes and its senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 14. As of November 25, 2012, and at the time the dividends were paid, the Company met the requirements of its debt instruments. Subsidiaries of the Company that are not wholly-owned subsidiaries are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. The Company has not entered into any arrangements that would restrict the transfer of the assets of the Company's subsidiaries to the Company in the form of loans, advances or cash dividends.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 7: GUARANTEES
Indemnification agreements.  In the ordinary course of business, the Company enters into agreements containing indemnification provisions under which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company's trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable; the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of material payment obligations under these agreements to third parties is low.
Covenants.  The Company's long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries', ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information see Note 6.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,203,677	$1,131,765	$156,060	$164,308
Service cost	8,952	10,241	397	478
Interest cost	57,635	60,314	6,634	7,629
Plan participants' contribution	884	1,177	5,531	5,832
Actuarial loss(1)	184,183	75,268	10,408	2,323
Net curtailment gain	(2,379)	(7,132)	—	—
Impact of foreign currency changes	1,103	(2,027)	—	—
Plan settlements	(867)	(4,051)	—	—
Special termination benefits	159	120	—	—
Benefits paid	(64,697)	(61,998)	(23,166)	(24,510)
Benefit obligation at end of year	$1,388,650	$1,203,677	$155,864	$156,060

Change in plan assets:
Fair value of plan assets at beginning of year	771,914	731,676	—	—
Actual return on plan assets	125,430	39,091	—	—
Employer contribution	60,096	67,584	17,635	18,678
Plan participants' contributions	884	1,177	5,531	5,832
Plan settlements	(867)	(4,051)	—	—
Impact of foreign currency changes	1,602	(1,565)	—	—
Benefits paid	(64,697)	(61,998)	(23,166)	(24,510)
Fair value of plan assets at end of year	894,362	771,914	—	—
Unfunded status at end of year	$(494,288)	$(431,763)	$(155,864)	$(156,060)
_____________

(1)
Actuarial losses in the Company's pension benefit plans resulted from changes in discount rate assumptions, primarily for the Company's U.S. plans. Changes in financial markets during 2011 and 2012, including a decrease in corporate bond yield indices, caused a reduction in the discount rates used to measure the benefit obligations in each of those years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Amounts recognized in the consolidated balance sheets as of November 25, 2012, and November 27, 2011, consist of the following:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in thousands)
Accrued benefit liability – current portion	(8,217)	(7,876)	(14,906)	(15,952)
Accrued benefit liability – long-term portion	(486,071)	(423,887)	(140,958)	(140,108)
	$(494,288)	$(431,763)	$(155,864)	$(156,060)

Accumulated other comprehensive loss:
Net actuarial loss	$(493,487)	$(395,554)	$(51,644)	$(46,393)
Net prior service benefit	708	806	493	16,849
	$(492,779)	$(394,748)	$(51,151)	$(29,544)
The accumulated benefit obligation for all defined benefit plans was $1.4 billion and $1.2 billion at November 25, 2012, and November 27, 2011, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2012	2011
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,335,827	$1,133,801
Aggregate fair value of plan assets	859,373	713,818

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,388,650	$1,203,677
Aggregate fair value of plan assets	894,362	771,914

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

The components of the Company's net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$8,952	$10,241	$7,794	$397	$478	$474
Interest cost	57,635	60,314	59,680	6,634	7,629	8,674
Expected return on plan assets	(52,029)	(52,959)	(46,085)	—	—	—
Amortization of prior service (benefit) cost(1)	(78)	47	453	(16,356)	(28,945)	(29,566)
Amortization of actuarial loss	12,612	14,908	26,660	5,157	5,025	5,608
Curtailment (gain) loss	(2,391)	129	106	—	—	—
Special termination benefit	159	120	312	—	—	—
Net settlement loss	383	714	425	—	—	—
Net periodic benefit cost (income)	25,243	33,514	49,345	(4,168)	(15,813)	(14,810)
Changes in accumulated other comprehensive loss:
Actuarial loss(2)	110,262	84,593		10,408	2,324
Amortization of prior service benefit (cost)(1)	78	(47)		16,356	28,945
Amortization of actuarial loss	(12,612)	(14,908)		(5,157)	(5,025)
Curtailment gain (loss)	192	(3,064)		—	—
Net settlement loss	(77)	(338)		—	—
Total recognized in accumulated other comprehensive loss	97,843	66,236		21,607	26,244
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$123,086	$99,750		$17,439	$10,431
_____________

(1)
Postretirement benefits amortization of prior service benefit recognized during each of years 2012, 2011, and 2010 relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments.

(2)	Reflects the impact of the changes in the discount rate assumptions at year-end remeasurement for the pension and postretirement benefit plans for 2012 and 2011.
The amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2013 for the Company's defined benefit pension and postretirement benefit plans are expected to be $16.8 million and $6.3 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.9%	5.5%	4.5%	4.9%
Expected long-term rate of return on plan assets	6.7%	6.9%
Rate of compensation increase	3.6%	4.0%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.8%	4.9%	3.3%	4.5%
Rate of compensation increase	3.5%	3.5%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			7.4%	7.6%
Rate trend to which the cost trend is assumed to decline			4.5%	4.5%
Year that rate reaches the ultimate trend rate			2028	2028
For the Company's U.S. benefit plans, the discount rate used to determine the present value of the future pension and postretirement plan obligations was based on a yield curve constructed from a portfolio of high quality corporate bonds with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. The Company utilized a variety of country-specific third-party bond indices to determine the appropriate discount rates to use for the benefit plans of its foreign subsidiaries.
The Company bases the overall expected long-term rate of return on assets on anticipated long-term returns of individual asset classes and each pension plans' target asset allocation strategy based on current economic conditions.  For the U.S. pension plan, the expected long-term returns for each asset class are determined through a mean-variance model to estimate 20-year returns for the plan.
Health care cost trend rate assumptions are a significant input in the calculation of the amounts reported for the Company's postretirement benefits plans. A one percentage-point change in assumed health care cost trend rates would have no significant effect on the total service and interest cost components or on the postretirement benefit obligation.
Consolidated pension plan assets relate primarily to the U.S. pension plan. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets.  The Company's investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective of generating long-term growth in plan assets at a reasonable level of risk. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company's U.S. pension plan assets are 43-47% for equity securities, 43-47% for fixed income securities and 8-12% for other alternative investments, including real estate.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 25, 2012
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$6,585	$6,585	$—	$—
Equity securities(1)
U.S. large cap	208,722	—	208,722	—
U.S. small cap	37,356	—	37,356	—
International	158,281	—	158,281	—
Fixed income securities(2)	397,706	—	397,706	—
Other alternative investments
Real estate(3)	69,526	—	69,526	—
Private equity(4)	3,837	—	—	3,837
Hedge fund(5)	5,733	—	5,733	—
Other(6)	6,616	—	6,616	—
Total investments at fair value	$894,362	$6,585	$883,940	$3,837
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

The fair value of plan assets are composed of U.S. plan assets of approximately $761 million and non-U.S. plan assets of approximately $133 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of comingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

Fiscal year	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2013	$61,726	$17,943	$79,669
2014	59,188	17,339	76,527
2015	60,580	16,832	77,412
2016	61,661	16,196	77,857
2017	64,067	15,459	79,526
2018-2022	349,646	69,469	419,115
At November 25, 2012, the Company's contributions to its pension plans in 2013 were estimated to be approximately $31.7 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible home office employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 25, 2012, November 27, 2011, and November 28, 2010, were $11.0 million, $10.3 million and $9.7 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 25, 2012, November 27, 2011, and November 28, 2010, were $54.6 million, $54.0 million and $46.1 million, respectively. As of November 25, 2012, and November 27, 2011, the Company had accrued $57.2 million and $52.6 million, respectively, for the AIP.
Long-Term Incentive Plans
2006 Equity Incentive Plan (“EIP”). In July 2006, the Company's board of directors adopted, and the stockholders approved, the EIP. For more information on this plan, see Note 11.
2005 Long-Term Incentive Plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. The plan is intended to reward management for its long-term impact on total Company earnings performance. Performance will be measured at the end of a three-year period based on the Company's performance over the period measured against the following pre-established targets: (i) the target compound annual growth rate of the Company's earnings adjusted for certain items such as interest and taxes for the three-year period; and (ii) the target compound annual growth rate in the Company's net revenues over the three-year period. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives.
The Company recorded a net reversal of expense for the LTIP of $3.6 million and $2.5 million for the years ended November 25, 2012 and November 27, 2011, respectively, and expense for the LTIP of $10.6 million for the year ended November 28, 2010. As of November 25, 2012, and November 27, 2011, the Company had accrued a total of $0.1 million and $14.9 million, respectively, for the LTIP, of which $11.3 million was recorded in “Accrued salaries, wages and employee benefits” as of November 27, 2011, and $0.1 million and $3.6 million were recorded in “Long-term employee related benefits” as of November 25, 2012, and November 27, 2011, respectively, on the Company's consolidated balance sheets.
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $5.1 million, $6.6 million and $11.7 million, and related income tax expense of $2.6 million and income tax benefits of $2.7 million and $4.5 million, respectively, for the years ended November 25, 2012, November 27, 2011 and November 28, 2010, respectively. As of November 25, 2012, there was $11.7 million of total unrecognized compensation cost related to nonvested awards, which cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.89 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2006 Equity Incentive Plan
Under the Company's 2006 Equity Incentive Plan (“EIP”), a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be granted. The EIP also provides for the grant of performance awards in the form of cash or equity. The aggregate number of shares of common stock authorized for issuance under the EIP is 700,000 shares. At November 25, 2012, 585,895 shares remained available for issuance.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Under the EIP, stock awards have a maximum contractual term of ten years and generally must have an exercise price at least equal to the fair market value of the Company's common stock on the date the award is granted. The Company's common stock is not listed on any stock exchange. Accordingly, as provided by the EIP, the stock's fair market value is determined by the Board based upon a valuation performed by Evercore. Awards vest according to terms determined at the time of grant. Unvested stock awards are subject to forfeiture upon termination of employment prior to vesting, but are subject in some cases to early vesting upon specified events, including certain corporate transactions as defined in the EIP or as otherwise determined by the Board in its discretion. Some stock awards are payable in either shares of the Company's common stock or cash at the discretion of the Board as determined at the time of grant.
Upon the exercise of a SAR, the participant will receive a share of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised.
Only non-employee members of the Company's board of directors have received RSUs. Each recipient's initial grant of RSUs is converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. Subsequent grants of RSUs provide recipients with the opportunity to make deferral elections regarding when the Company's common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted to common stock upon vesting. The RSUs additionally have “dividend equivalent rights,” of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
Shares of common stock will be issued from the Company's authorized but unissued shares and are subject to the Stockholders Agreement that governs all shares.
Put rights. Prior to an initial public offering (“IPO”) of the Company's common stock, a participant (or estate or other beneficiary of a deceased participant) may require the Company to repurchase shares of the common stock held by the participant at then-current fair market value (a “put right”). Put rights may be exercised only with respect to shares of the Company's common stock that have been held by a participant for at least six months following their issuance date, thus exposing the holder to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards, and are reported in “Stockholders' deficit” in the accompanying consolidated balance sheets.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

SARs. The Company grants SARs to a small group of the Company's senior executives. SAR activity during the years ended November 25, 2012, and November 27, 2011, was as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

Outstanding at November 28, 2010	1,915,020	$40.32	4.5
Granted	599,370	43.06
Exercised	(26,381)	27.26
Forfeited	(380,332)	41.08
Expired	(86,666)	55.15
Outstanding at November 27, 2011	2,021,011	$40.52	3.9
Granted	1,438,023	32.09
Exercised	(271,175)	24.93
Forfeited	(387,407)	35.78
Expired	(263,651)	43.49
Outstanding at November 25, 2012	2,536,801	$37.82	4.5
Vested and expected to vest at November 25, 2012	2,394,646	$38.06	4.4
Exercisable at November 25, 2012	1,350,483	$42.53	2.9
The vesting terms of SARs range from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years.
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	SARs Granted
	2012	2011	2010

Weighted-average grant date fair value	$10.96	$16.08	$13.10

Weighted-average assumptions:
Expected life (in years)	4.5	4.6	4.5
Expected volatility	47.1%	46.9%	48.0%
Risk-free interest rate	0.6%	2.0%	2.1%
Expected dividend	1.7%	1.2%	2.0%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

RSUs. The Company grants RSUs to certain members of its Board of Directors. RSU activity during the years ended November 25, 2012, and November 27, 2011, was as follows:

	Units	Weighted-Average Fair Value

Outstanding at November 28, 2010	66,255	$36.63
Granted	30,584	39.57
Converted	(37,331)	35.88
Forfeited	—	—
Outstanding at November 27, 2011	59,508	$38.61
Granted	34,396	32.90
Converted	(21,425)	31.13
Forfeited	—	—
Outstanding, vested and expected to vest at November 25, 2012	72,479	$38.11
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
Total Shareholder Return Plan
In 2008, the Company established the Total Shareholder Return Plan (“TSRP”) as a cash-settled plan under the EIP to provide long-term incentive compensation for the Company's senior management. The TSRP provides for grants of units that vest over a three-year performance period. Upon vesting of a TSRP unit, the participant will receive a cash payout in an amount equal to the excess of the per share value of the Company's common stock at the end of the three-year performance period over the per share value at the date of grant. The common stock values used in the determination of the TSRP grants and payouts are approved by the Board based on the Evercore stock valuation. Unvested units are subject to forfeiture upon termination of employment, but are subject in some cases to early vesting upon specified events, as defined in the agreement. The TSRP units are classified as liability instruments due to their cash settlement feature and are required to be remeasured to fair value at the end of each reporting period until settlement.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

TSRP activity during the years ended November 25, 2012, and November 27, 2011, was as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End

Outstanding at November 28, 2010	1,241,425	$33.91	$13.20
Granted	431,925	42.65
Exercised	—	—
Forfeited	(255,750)	32.37
Expired	(248,850)	49.80
Outstanding at November 27, 2011	1,168,750	$34.09	$6.59
Granted	389,450	32.09
Exercised	(436,875)	24.84
Forfeited	(289,175)	37.46
Expired	—	—
Outstanding at November 25, 2012	832,150	$36.83	$4.22
Vested and expected to vest at November 25, 2012	694,575	$37.09	$3.81
Exercisable at November 25, 2012	252,350	$36.36	$1.26
The weighted-average fair value of TSRPs at November 25, 2012, and November 27, 2011, was estimated using the Black-Scholes option valuation model. The weighted-average assumptions used in the model were as follows:

	TSRPs Outstanding at
	November 25, 2012	November 27, 2011

Weighted-average assumptions:
Expected life (in years)	1.2	1.1
Expected volatility	38.3%	46.9%
Risk-free interest rate	0.2%	0.1%
Expected dividend	1.7%	1.2%
NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 25, 2012, and November 27, 2011, these plan liabilities totaled $18.7 million and $21.1 million, respectively, of which $1.1 million and $6.3 million was included in “Accrued salaries, wages and employee benefits” as of November 25, 2012, and November 27, 2011, respectively. The Company held funds of approximately $20.3 million and $18.1 million in an irrevocable grantor's rabbi trust as of November 25, 2012, and November 27, 2011, respectively, related to this plan. Rabbi trust assets are included in “Other current assets” or “Other non-current assets” on the Company's consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 25, 2012, and November 27, 2011, liabilities for this plan totaled $41.6 million and $43.1 million, respectively, of which $5.5 million and $4.9 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company's consolidated balance sheets.
Interest earned by the participants in deferred compensation plans was $6.8 million, $0.7 million and $5.6 million for the years ended November 25, 2012, November 27, 2011, and November 28, 2010, respectively. The charges were included in “Interest expense” in the Company's consolidated statements of income.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 25, 2012, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)
2013	$146,079
2014	114,568
2015	96,278
2016	81,402
2017	70,131
Thereafter	200,454
Total future minimum lease payments	$708,912
In general, leases relating to real estate include renewal options of up to approximately 27 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 57 years. Some leases contain escalation clauses relating to increases in operating costs. Rental expense for the years ended November 25, 2012, November 27, 2011, and November 28, 2010, was $186.1 million, $174.6 million and $161.2 million, respectively.
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
NOTE 14: DIVIDEND PAYMENT
The Company paid cash dividends of $20.0 million in the first half of 2012, 2011 and 2010. Subsequent to the Company's year-end, the Company's Board of Directors declared and the Company paid a cash dividend of $25.1 million.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Noncontrolling Interest	Totals
	(Dollars in thousands)
Accumulated other comprehensive income (loss) at November 29, 2009	$(176,880)	$(49,317)	$(21,595)	$(2,075)	$(249,867)	$9,945	$(239,922)
Gross changes	(34,625)	37,143	(20,833)	3,615	(14,700)	130	(14,570)
Tax	12,698	(14,215)	(4,701)	(1,383)	(7,601)	—	(7,601)
Other comprehensive income (loss), net of tax	(21,927)	22,928	(25,534)	2,232	(22,301)	130	(22,171)
Accumulated other comprehensive income (loss) at November 28, 2010	(198,807)	(26,389)	(47,129)	157	(272,168)	10,075	(262,093)
Gross changes	(92,480)	(3,758)	(10,881)	(1,149)	(108,268)	794	(107,474)
Tax	35,603	1,454	(3,068)	445	34,434	—	34,434
Other comprehensive income (loss), net of tax	(56,877)	(2,304)	(13,949)	(704)	(73,834)	794	(73,040)
Accumulated other comprehensive income (loss) at November 27, 2011	(255,684)	(28,693)	(61,078)	(547)	(346,002)	10,869	(335,133)
Gross changes	(119,450)	16,070	(4,755)	2,549	(105,586)	(457)	(106,043)
Tax	44,173	(6,230)	(2)	(988)	36,953	—	36,953
Other comprehensive income (loss), net of tax	(75,277)	9,840	(4,757)	1,561	(68,633)	(457)	(69,090)
Accumulated other comprehensive income (loss) at November 25, 2012	$(330,961)	$(18,853)	$(65,835)	$1,014	$(414,635)	$10,412	$(404,223)
_____________

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 16: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(9,444)	$15,310	$(6,179)
Foreign currency transaction gains (losses)(2)	8,512	(20,251)	9,940
Interest income	1,514	1,618	2,232
Other	4,220	2,048	654
Total other income (expense), net	$4,802	$(1,275)	$6,647
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses on forward foreign exchange contracts in 2012 primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso. Gains in 2011 primarily resulted from favorable currency fluctuations in the fourth quarter, relative to negotiated contract rates, including the appreciation of the U.S. Dollar against various foreign currencies.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in 2012 were primarily due to a significant increase in Euro denominated intercompany receivables and the appreciation of the U.S. Dollar against the Japanese Yen. Losses in 2011 were primarily due to the depreciation of the U.S. Dollar, the Turkish Lira and the Polish Zloty against various foreign currencies.

NOTE 17: INCOME TAXES
The Company's income tax expense was $54.9 million, $67.7 million and $86.2 million for the years 2012, 2011 and 2010, respectively. The decrease in income tax expense in 2012 as compared to 2011 is primarily due to a net tax benefit of $27.0 million recognized in 2012, resulting from a definitive agreement with the State of California on the state tax refund claims involving tax years 1986 – 2004. The benefit was partially offset by a charge of $9.1 million for the write-off of domestic deferred tax assets associated with expired stock appreciation rights and fixed assets, as well as an unfavorable shift in the mix of foreign earnings to jurisdictions with higher effective tax rates.
The decrease in income tax expense for 2011 as compared to 2010 primarily reflects the decrease in income before income taxes, as well as the comparatively favorable net impact of the following three significant income tax entries recorded in 2010. In 2010, the Company recognized a $27.5 million tax charge for a valuation allowance to fully offset the amount of deferred tax assets in Japan and a $14.5 million tax charge for a reduction in deferred tax assets as a result of the enactment of the Patient Protection and Affordable Care Act (Health Care Act); these charges were partially offset by a $34.2 million tax benefit arising from plans to repatriate the prior undistributed earnings of foreign subsidiaries.
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Domestic	$82,764	$114,236	$165,489
Foreign	113,117	88,591	70,109
Total Income before Income Taxes	$195,881	$202,827	$235,598

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
U.S. Federal
Current	$15,334	$19,992	$12,259
Deferred	29,537	40,435	24,507
	$44,871	$60,427	$36,766
U.S. State
Current	$(34,603)	$(10)	$2,854
Deferred	(2,956)	(617)	2,454
	$(37,559)	$(627)	$5,308
Foreign
Current	$54,338	$31,580	$39,926
Deferred	(6,728)	(23,665)	4,152
	$47,610	$7,915	$44,078
Consolidated
Current	$35,069	$51,562	$55,039
Deferred	19,853	16,153	31,113
Total Income Tax Expense	$54,922	$67,715	$86,152
The Company's effective income tax rate was 28.0%, 33.4%, and 36.6% for 2012, 2011 and 2010, respectively. The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 25, 2012		November 27, 2011		November 28, 2010
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$68,558	35.0%	$70,990	35.0%	$82,459	35.0%
State income taxes, net of U.S. federal impact	892	0.5%	1,535	0.8%	1,894	0.8%
Change in Health Care Act legislation	—	—%	—	—%	14,481	6.2%
Change in valuation allowance	(1,329)	(0.7)%	(2,421)	(1.2)%	28,278	12.0%
Impact of foreign operations	7,313	3.7%	(2,148)	(1.1)%	(40,668)	(17.3)%
Reassessment of tax liabilities	(29,500)	(15.1)%	(51)	—%	162	0.1%
Write-off of deferred tax assets	9,061	4.6%	—	—%	—	—%
Other, including non-deductible expenses	(73)	—%	(190)	(0.1)%	(454)	(0.2)%
Total	$54,922	28.0%	$67,715	33.4%	$86,152	36.6%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Foreign tax credit carryforwards	$180,890	$247,003
State net operating loss carryforwards	13,030	14,861
Foreign net operating loss carryforwards	82,748	126,365
Employee compensation and benefit plans	300,796	274,534
Advance royalties	82,799	—
Restructuring and special charges	29,031	18,703
Sales returns and allowances	33,372	35,429
Inventory	14,261	10,240
Property, plant and equipment	18,504	16,037
Unrealized gains/losses on investments	9,720	19,385
Other	38,445	48,884
Total gross deferred tax assets	803,596	811,441
Less: Valuation allowance	(74,456)	(98,736)
Total net deferred tax assets	$729,140	$712,705

Current
Deferred tax assets	$125,804	$108,726
Valuation allowance	(9,580)	(9,182)
Total current deferred tax assets	$116,224	$99,544

Long-term
Deferred tax assets	$677,792	$702,715
Valuation allowance	(64,876)	(89,554)
Total long-term deferred tax assets	$612,916	$613,161
In the fourth quarter of 2012, the Company identified certain deferred tax assets and valuation allowances that should have been written off and reversed, respectively, in prior periods. The Company determined that the amounts were not material to its previously issued financial statements and recorded a correcting entry in the fourth quarter of 2012. The correction had no effect on operating income or cash, but increased income tax expense and decreased net income in the fourth quarter of 2012 by $5.8 million.
Foreign tax credit carryforwards. This asset decreased from the prior year period primarily due to the utilization of foreign tax credits in the 2012 U.S. federal income tax return, mainly due to the inclusion in 2012 of $213.7 million advance royalty payments from the Company's European operations relating to the fiscal years 2013 and thereafter. The foreign tax credit carryforwards at November 25, 2012, are subject to expiration from 2014 to 2021, if not utilized.
Foreign net operating loss carryforwards. As of November 25, 2012, the Company had a deferred tax asset of $82.7 million for foreign net operating loss carryforwards of $276.5 million. Approximately $136.2 million of these operating losses expire between the years 2013 and 2031. The remaining $140.3 million are available as indefinite carryforwards under applicable tax law.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 25, 2012:

	Valuation Allowance at November 27, 2011	Changes in Related Gross Deferred Tax Asset	Release	Valuation Allowance at November 25, 2012
	(Dollars in thousands)
Foreign net operating loss carryforwards and other foreign deferred tax assets	98,736	(22,951)	(1,329)	74,456
	$98,736	$(22,951)	$(1,329)	$74,456
At November 25, 2012, $57.3 million of the Company's valuation allowance related to its gross deferred tax asset for foreign net operating loss carryforwards, to reduce the asset to the amount that will more likely than not be realized. The reduction in the valuation allowance during 2012 was primarily attributable to expirations of unused net operating loss carryforwards in certain foreign jurisdictions.
Uncertain Income Tax Positions
As of November 25, 2012, the Company’s total gross amount of unrecognized tax benefits was $63.6 million, of which $38.5 million could impact the effective tax rate, if recognized, as compared to November 27, 2011, when the Company’s total gross amount of unrecognized tax benefits was $143.4 million, of which $87.9 million could have impacted the effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due to the Company reaching an agreement during the year with the State of California on state tax refund claims involving tax years 1986 – 2004. In accordance with the agreement, subsequent to the end of the fourth quarter, the Company received a cash refund of state taxes of $29.0 million.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 25, 2012, and November 27, 2011:

(Dollars in thousands)
Gross unrecognized tax benefits as of November 28, 2010	$150,702
Increases related to current year tax positions	4,309
Increases related to tax positions from prior years	307
Decreases related to tax positions from prior years	(2,357)
Settlement with tax authorities	(1,676)
Lapses of statutes of limitation	(6,226)
Other, including foreign currency translation	(1,662)
Gross unrecognized tax benefits as of November 27, 2011	143,397
Increases related to current year tax positions	5,216
Increases related to tax positions from prior years	3,018
Decreases related to tax positions from prior years	(97)
Settlement with tax authorities	(83,852)
Lapses of statutes of limitation	(3,126)
Other, including foreign currency translation	(930)
Gross unrecognized tax benefits as of November 25, 2012	$63,626
The Company believes that it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $23.4 million due to anticipated settlement of audits in various jurisdictions.
As of November 25, 2012, and November 27, 2011, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $15.6 million and $16.5 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
U.S. federal	2003 – 2012
California	2003 – 2012
Belgium	2010 – 2012
United Kingdom	2008 – 2012
Spain	2007 – 2012
Mexico	2005 – 2012
Canada	2004 – 2012
Hong Kong	2006 – 2012
Italy	2007 – 2012
France	2009 – 2012
Turkey	2007 – 2012
NOTE 18: RELATED PARTIES
Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2012, 2011, and 2010, the Company donated $2.8 million, $1.6 million and $3.1 million, respectively, to the Levi Strauss Foundation.
Peter E. Haas Jr., a director of the Company, is the President of the Red Tab Foundation, which is not a consolidated entity of the Company. During 2012, the Company donated $0.1 million to the Red Tab Foundation.
Stephen C. Neal, a director and Chairman of the Board of Directors, is Chairman of the law firm Cooley LLP. In 2010, the Company paid fees to Cooley LLP of approximately $0.2 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

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
Business segment information for the Company is as follows:

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Net revenues:
Americas	$2,749,327	$2,715,925	$2,549,086
Europe	1,103,212	1,174,138	1,105,264
Asia Pacific	757,654	871,503	756,299
Total net revenues	$4,610,193	$4,761,566	$4,410,649
Operating income:
Americas	$431,552	$393,906	$402,530
Europe	178,313	182,306	163,475
Asia Pacific	66,839	108,065	86,274
Regional operating income	676,704	684,277	652,279
Corporate expenses(1)	342,725	347,884	270,918
Total operating income	333,979	336,393	381,361
Interest expense	(134,694)	(132,043)	(135,823)
Loss on early extinguishment of debt	(8,206)	(248)	(16,587)
Other income (expense), net	4,802	(1,275)	6,647
Income before income taxes	$195,881	$202,827	$235,598
_____________

(1)
Included in corporate expenses for the year ended November 25, 2012, is an $18.8 million impairment charge related to the Company's decision in the third quarter to outsource distribution in Japan to a third-party and close its owned distribution center in that country.

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$43,368	$53,804	$51,050
Europe	21,891	23,803	25,485
Asia Pacific	12,887	12,878	11,798
Corporate	44,462	27,308	16,563
Total depreciation and amortization expense	$122,608	$117,793	$104,896

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

	November 25, 2012
	Americas	Europe	Asia Pacific	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$327,308	$113,405	$40,996	$18,963	$500,672
Inventories	270,019	126,018	96,969	25,854	518,860
All other assets	—	—	—	2,150,545	2,150,545
Total assets					$3,170,077

	November 27, 2011
	Americas	Europe	Asia Pacific	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$404,401	$164,077	$66,779	$19,646	$654,903
Inventories	332,955	141,764	130,953	5,730	611,402
All other assets	—	—	—	2,013,250	2,013,250
Total assets					$3,279,555

Geographic information for the Company was as follows:

	Year Ended
	November 25, 2012	November 27, 2011	November 28, 2010
	(Dollars in thousands)
Net revenues:
United States	$2,412,647	$2,380,096	$2,248,340
Foreign countries	2,197,546	2,381,470	2,162,309
Total net revenues	$4,610,193	$4,761,566	$4,410,649

Deferred tax assets:
United States	$647,767	$643,767	$646,050
Foreign countries	81,373	68,938	50,895
Total deferred tax assets	$729,140	$712,705	$696,945

Long-lived assets:
United States	$353,567	$365,907	$337,592
Foreign countries	123,977	152,874	169,557
Total long-lived assets	$477,544	$518,781	$507,149

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2012, NOVEMBER 27, 2011, AND NOVEMBER 28, 2010

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2012 and 2011.

Year Ended November 25, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,164,961	$1,047,157	$1,100,856	$1,297,219
Cost of goods sold	616,167	566,471	580,108	648,116
Gross profit	548,794	480,686	520,748	649,103
Selling, general and administrative expenses	438,583	435,056	433,961	557,752
Operating income	110,211	45,630	86,787	91,351
Interest expense	(38,573)	(32,411)	(32,160)	(31,550)
Loss on early extinguishment of debt	—	(8,206)	—	—
Other income (expense), net	1,172	10,697	(5,747)	(1,320)
Income before taxes	72,810	15,710	48,880	58,481
Income tax expense	23,513	2,467	23,802	5,140
Net income	49,297	13,243	25,078	53,341
Net (income) loss attributable to noncontrolling interest	(79)	(10)	3,273	(293)
Net income attributable to Levi Strauss & Co.	$49,218	$13,233	$28,351	$53,048

Year Ended November 27, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,120,693	$1,092,922	$1,204,017	$1,343,934
Cost of goods sold	562,726	552,226	634,573	719,802
Gross profit	557,967	540,696	569,444	624,132
Selling, general and administrative expenses	459,093	475,720	488,545	532,488
Operating income	98,874	64,976	80,899	91,644
Interest expense	(34,866)	(33,515)	(30,208)	(33,454)
Loss on early extinguishment of debt	—	—	—	(248)
Other income (expense), net	(5,959)	(1,006)	(5,779)	11,469
Income before taxes	58,049	30,455	44,912	69,411
Income tax expense	18,881	9,944	13,612	25,278
Net income	39,168	20,511	31,300	44,133
Net loss (income) attributable to noncontrolling interest	1,507	460	893	(19)
Net income attributable to Levi Strauss & Co.	$40,675	$20,971	$32,193	$44,114

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
We updated our evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 25, 2012. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 25, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 25, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS
The following provides information about our directors and executive officers as of February 4, 2013.

Name	Age	Position
Stephen C. Neal	63	Chairman of the Board of Directors
Robert D. Haas(1)(2)(4)	70	Director, Chairman Emeritus
Charles V. Bergh	55	Director, President and Chief Executive Officer
Fernando Aguirre(2)(3)	55	Director
Troy Alstead(2)(3)	49	Director
Vanessa J. Castagna(1)(3)	63	Director
Robert A. Eckert(1)(4)	58	Director
Peter E. Haas Jr.(1)(4)	65	Director
Patricia Salas Pineda(1)(4)	61	Director
Varun Bhatia	48	Senior Vice President and Chief Human Resources Officer
James Curleigh	47	Executive Vice President and President, Global Levi's® Brand
Seth Ellison	54	Executive Vice President and President, Global Dockers® Brand
Seth R. Jaffe	55	Senior Vice President and General Counsel
David Love	50	Senior Vice President and Chief Supply Chain Officer
Joelle Maher	46	Executive Vice President and President, Global Retail
Anne Rohosy	54	Executive Vice President and President, Commercial Operations Americas and Europe
Harmit Singh	49	Executive Vice President and Chief Financial Officer*
_____________

(1)	Member, Human Resources Committee.

(2)	Member, Finance Committee.

(3)	Member, Audit Committee.

(4)	Member, Nominating, Governance and Corporate Citizenship Committee.
* Effective January 16, 2013.
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
Robert D. Haas, a director since 1980, is our longest-serving director. He served as Chairman from 1989 to February 2008 when he was named Chairman Emeritus. Mr. Haas joined the Company in 1973 and served in a variety of marketing, planning and operating positions including Chief Executive Officer from 1984 to 1999. In 1985, Mr. Haas led the effort to take the Company private through a leveraged buyout. As Chief Executive Officer he oversaw a business turnaround that resulted in more than a decade of substantial growth, paced by international expansion and the launch of the Dockers® brand. Under Mr. Haas' leadership, the Company pioneered a number of practices and policies that have been adopted by corporations and institutions worldwide. These include HIV/AIDS awareness, education and prevention programs, a comprehensive code of supplier conduct to promote safe and healthy working conditions, and full medical benefits for the domestic partners of our employees. Mr. Haas' deep experience in all aspects of the business as well as his familial connection to the Company's founder, prior leaders and shareholders, provide him with a unique perspective on matters discussed by the directors.

Charles V. Bergh, a director since he joined the Company on September 1, 2011, is our President and Chief Executive Officer. Prior to joining Levi Strauss & Co., Mr. Bergh was Group President, Global Male Grooming, for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products. He held a progression of leadership roles during his 28-year career at P&G. Mr. Bergh previously served on the Board of Directors for VF Corporation and on the Economic Development Board, Singapore, and was a member of the US-AESAN Business Council, Singapore. Mr. Bergh's position as our Chief Executive Officer and his past experience as a leader of large, global consumer brands makes him well-suited to be a member of our board of directors.
Fernando Aguirre, a director since October 2010, is formerly Chairman of the Board, President and Chief Executive Officer of Chiquita Brands International, Inc., a position he held from 2004 until October 2012. From 1980 to 2004, Mr. Aguirre served The Procter & Gamble Company (“P&G”) in various capacities, including as President of P&G's Global Snacks and U.S. Food Products business, President of Global Feminine Care and President of Special Projects. Mr. Aguirre brings to the board his experiences as a leader of large, global consumer brands, and his skills in translating consumer insights into strategies that drive growth across cultures. Mr. Aguirre is also currently a director of Aetna, Inc.
Troy Alstead, a director since April 2012, is the Chief Financial Officer and Chief Administrative Officer of Starbucks Corporation, a role he has held since 2008. He joined Starbucks in 1992, previously serving as Chief Operating Officer, Starbucks Greater China from April 2008 to October 2008, Senior Vice President, Global Finance and Business Operations from August 2007 to April 2008, and Senior Vice President, Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004. Mr. Alstead brings to the board his broad financial and business perspective developed over many years in the global consumer goods industry.
Vanessa J. Castagna, a director since 2007, led Mervyns LLC department stores as its executive chairwoman of the board from 2005 until early 2007. Prior to Mervyns LLC, Ms. Castagna served as chairman and Chief Executive Officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as chief operating officer, and was both president and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001. Ms. Castagna was selected to serve on the board due to her extensive retail leadership experience. She brings to the board a valuable perspective on the retail and wholesale business. Ms. Castagna is currently a director of SpeedFC and Carter's Inc.
Robert A. Eckert, a director since May 2010, served as Chairman of the Board of Mattel, Inc. from May 2000 until December 2012, and was Chief Executive Officer from May 2000 until December 2011. He previously worked for Kraft Foods, Inc. for 23 years, most recently as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, Inc., and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods, Inc. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity, and decisiveness in driving businesses to successful results. Mr. Eckert has also been a director of McDonald's Corporation since 2003 and a director of Amgen, Inc. since December 2012.
Peter E. Haas Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, Joanne and Peter Haas Jr. Fund, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board, a Trustee Emeritus of the San Francisco Foundation, and he is Vice President of the Peter E. Haas Jr. Fund. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980. Mr. Haas' background in numerous operational roles specific to the Company and his familial connection to the Company's founder enable him to engage in board deliberations with valuable insight and experience.
Patricia Salas Pineda, a director since 1991, is currently Group Vice President, National Philanthropy and the Toyota USA Foundation for Toyota Motor North America, Inc., an affiliate of one of the world's largest automotive firms. Ms. Pineda joined Toyota Motor North America, Inc. in September 2004 as Group Vice President of Corporate Communications and General Counsel. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. with which she had been associated since 1984. Ms. Pineda was selected as a member of the board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. Her long tenure on the board also provides valuable historical perspective. She is currently a member of the corporate advisory board of the National Council of La Raza, and a member of the board of advisors of Catalyst.

Varun Bhatia joined the Company as our Senior Vice President and Chief Human Resources Officer in July 2012. Mr. Bhatia was previously Vice President of Human Resources of the Asia Pacific division at Kraft Foods from 2008 to 2012. Prior to that, he held various human resources executive roles with consumer goods companies including Kraft Foods, Gillette and Proctor & Gamble.
James Curleigh joined the Company as our Executive Vice President and President of the Global Levi's® Brand in July 2012. Prior to joining the Company, Mr. Curleigh served as the President and Chief Executive Officer of Keen Footwear, Inc., a footwear and accessory company, from 2008 to 2012. Before Keen, he was President and Chief Executive Officer of Salomon Sports North America, an innovative performance sports company, from 2001 to 2007. He also established and led TaylorMade adidas golf division in Europe and held various leadership positions in the London office of M&M Mars, a global consumer goods company.
Seth Ellison joined the Company as our Executive Vice President and President of the Global Dockers® Brand in September 2012. Prior to joining the Company, Mr. Ellison was Executive Vice President and Chief Commercial Officer at Alternative Apparel from 2009 to 2012. Before Alternative Apparel, Mr. Ellison was President of the Swimwear Group at Perry Ellis from 2005 to 2009, and held various leadership positions at Nike, Inc. from 1996 to 2005.
Seth Jaffe joined the Company as our Senior Vice President and General Counsel in September 2011. Prior to joining the Company, Mr. Jaffe served as Senior Vice President, General Counsel and Secretary of Williams-Sonoma, Inc. from 2002 to August 2011. Mr. Jaffe also held various legal roles at the Company from 1984 to 1999 with increasing responsibilities in the United States and Europe during that time.
David Love became our Senior Vice President and Chief Supply Chain Officer in 2004 and is responsible for development, sourcing and delivery of our products worldwide. Prior to assuming this role, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi's® brand from 1999 to 2001. From 1981, when he joined us, to 2001, Mr. Love held various managerial positions.
Joelle Maher became the Executive Vice President and President of Global Retail for the Company in May 2012. She joined the Company in 2007 as the Company's Vice President and General Manager of Retail Planning, Allocation and Outlet, and most recently held the position of Senior Vice President, Retail Operations, Americas.  Prior to joining the Company, she held various leadership positions at companies across the industry including Lucky Brand Jeans, Old Navy, Macy's and Lord & Taylor.
Anne Rohosy is our Executive Vice President and President of our Commercial Operations in Americas and Europe, a position she has held since February 2012. Ms. Rohosy joined us in October 2009 as Senior Vice President, Levi's® North America Commercial Operations, and then served as Senior Vice President, Levi's® Wholesale, Americas, before being named Executive Vice President and President of the Global Dockers® Brand in May 2011. Ms. Rohosy's professional experience in the apparel industry spans more than 20 years with such global brands as Swatch, Liz Claiborne and 15 years with Nike, Inc., where she led the company's commercial strategy development and apparel sales in the United States and Europe.
Harmit Singh joined the Company as our Executive Vice President and Chief Financial Officer effective January 16, 2013. Previously, Mr. Singh, was Executive Vice President and Chief Financial Officer of Hyatt Hotels Corporation from 2008 to 2012. Prior to that, he spent 14 years at Yum! Brands, Inc. in a variety of roles including Senior Vice President and Chief Financial Officer of Yum Restaurants International from 2005 to 2008. Before joining Yum!, Mr. Singh worked in various financial capacities for American Express India & Area Countries, a worldwide travel, financial and network services company. Mr. Singh served on the board of directors and was also the Audit Committee Chair of Avendra, LLC through August 2012. Mr. Singh is a Chartered Accountant from India.
Our Board of Directors
Our board of directors currently has nine members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Mr. Aguirre and Mr. R.D. Haas) will end at our annual stockholders' meeting in 2014. The term for directors in Class II (Ms. Castagna, Mr. P. E. Haas Jr. and Mr. Neal) will end at our annual stockholders' meeting in 2015. The term for directors in Class III (Mr. Alstead, Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders' meeting in 2013.

Committees.  Our board of directors has four committees.

•
Audit.  Our audit committee provides assistance to the board in the board's oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The audit committee held seven meetings during 2012.

–  Members: Mr. Alstead (Chair), Mr. Aguirre and Ms. Castagna.
Mr. Alstead is our audit committee financial expert as currently defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•
Finance.  Our finance committee provides assistance to the board in the board's oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The finance committee held one meeting in 2012 and otherwise acted by unanimous written consent.

– Members: Mr. Aguirre (Chair), Mr. Alstead and Mr. R.D. Haas.

•
Human Resources.  Our human resources committee provides assistance to the board in the board's oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The human resources committee held six meetings in 2012.

–  Members: Ms. Pineda (Chair), Ms. Castagna, Mr. Eckert, Mr. P.E. Haas Jr. and Mr. R.D. Haas.

•
Nominating, Governance and Corporate Citizenship.  Our nominating, governance and corporate citizenship committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The nominating, governance and corporate citizenship committee held five meetings in 2012.

– Members: Mr. Eckert (Chair), Mr. R.D. Haas, Mr. P.E. Haas Jr. and Ms. Pineda.
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
Board Selection Criteria
According to the board's written membership policy, the board seeks directors who are committed to the values of the Company and are, by reason of their character, judgment, knowledge and experience, capable of contributing to the effective governance of the Company. Additionally, the board is committed to maintaining a diverse and engaged board of directors composed of both stockholders and non-stockholders. Upon any vacancy on the board, it seeks to fill that vacancy with any specific skills, experiences or attributes that will enhance the overall perspective or functioning of the board.

Board's Role in Risk Management
Management is responsible for the day-to-day management of the risks facing the Company, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. Management engages the board in discussions concerning risk periodically and as needed, and addresses the topic as part of the annual planning discussions where the board and management review key risks to the Company's plans and strategies and the mitigation plans for those risks. In addition, the Audit Committee of the board has the responsibility to review the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures, with management, the senior internal auditing executive and the independent registered public accounting firm.
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
The Human Resources Committee of the Board of Directors (the “HR Committee”) is responsible for fulfilling the Board's obligation to oversee our executive compensation practices. Each year, the HR Committee conducts a review of our compensation and benefits programs to assess whether the programs are aligned with our business strategies, the competitive practices of our peer companies and our stockholders' interests.
Compensation Philosophy and Objectives
Our executive compensation philosophy focuses on the following key goals:

•	Attract, motivate and retain high performing talent in an extremely competitive marketplace

◦
Our ability to achieve our strategic business plans and compete effectively in the marketplace is based on our ability to attract, motivate and retain exceptional leadership talent in a highly competitive talent market.

•	Deliver competitive compensation for competitive results

◦
We provide competitive total compensation opportunities that are intended to attract, motivate and retain a highly capable and results-driven executive team, with the majority of compensation based on the achievements of performance results.

•	Align the interests of our executives with those of our stockholders

◦
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
A consistent approach is used for all named executive officers when setting each compensation element. However, the HR Committee, and the Board for the CEO, maintains flexibility to exercise its independent judgment in how it applies the standard approach to each executive, taking into account unique considerations existing at an executive's time of hire, promotion or annual performance review, and the current and future estimated value of previously granted long-term incentives relative to individual performance.
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
The peer group used in establishing our named executive officers' 2012 compensation packages was:

Company Name
Abercrombie & Fitch Co.	Kimberly-Clark Corporation
Alberto-Culver Company	Kohl's Corporation
Ann Taylor Stores Corporation	Limited Brands, Inc.
Avon Products, Inc.	Mattel, Inc.
The Bon-Ton Stores, Inc.	NIKE, Inc.
Charming Shoppes, inc.	Nordstrom, Inc.
The Clorox Company	Phillips-Van Heusen Corporation
Colgate-Palmolive Company	Retail Ventures, Inc.
Eddie Bauer Holdings, Inc.	Revlon Inc.
The Gap, Inc.	Sara Lee Corporation
General Mills, Inc.	The Timberland Company
Hasbro, Inc.	Whirlpool Corporation
J. C. Penney Company, Inc.	Williams-Sonoma, Inc.
Kellogg Company	Yum! Brands Inc.
Establishing compensation for named executive officers other than the CEO
The HR Committee does not have established targets for any element of compensation or for total direct compensation. Instead, the HR Committee uses a number of factors in determining compensation for our named executive offices. The factors considered in establishing compensation for our named executives officers include, among others, the individual's performance in the prior year, the scope of each individual's responsibilities, internal and external pay equity, succession planning strategies, and data regarding pay practices and trends.
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

Kevin Wilson served as the Company's Interim Chief Financial Officer, during a portion of the fiscal year after Blake Jorgensen separated from the Company, while also continuing in his role as Vice President, Finance, Americas Commercial Operations. As such, the compensation guidelines and procedures established for our named executive officers as described here did not apply to him during the interim period. His compensation continues to be managed in a manner consistent with the guidelines for all other vice president and director level employees.
Establishing the CEO compensation package
At the completion of each year, the Nominating, Governance and Corporate Citizenship Committee (the “NG&CC Committee”) assesses the CEO's performance against annual objectives that were established jointly by the CEO and the NG&CC Committee at the beginning of that year, and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group data in its deliberations. During this decision-making process, the HR Committee consults with Exequity, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO's current compensation, and provides perspective on other company CEO compensation practices. Based on all of these inputs, in addition to the same guidelines used for setting annual cash, long-term and total compensation for the other named executives, described above, the HR Committee prepares a recommendation to the full Board on all elements of the CEO compensation. The full Board then considers the HR Committee's recommendation and approves the final compensation package for the CEO.
Role of executives and third parties in compensation decisions
Exequity, an independent board and management advisor firm, acts as the HR Committee's independent consultant and as such, advises the HR Committee on industry standards and competitive compensation practices, as well as on the Company's specific executive compensation practices. The HR Committee has reviewed the relationship of Exequity with respect to the Committee and the Company, and no conflict of interest has been identified.
Executive officers may influence the compensation package developed by the Board for the CEO by providing input on the CEO's performance in the past year. The CEO influences the compensation packages for each of the other named executive officers through his recommendations made to the HR Committee.
Elements of Compensation
The primary elements of compensation for our named executive officers are:

•	Base Salary

•	Annual Incentive Awards

•	Long-Term Incentive Awards

•	Retirement Savings and Insurance Benefits

•	Perquisites
Base Salary
The objective of base salary is to provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience. The peer group data serves as a general guideline only. The HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each individual. Merit increases for the named executive officers are considered by the HR Committee on an annual basis and are based on the executive's individual performance against planned objectives and other factors including the scope of each individual's responsibilities, internal and external pay equity, succession planning strategies, and data regarding pay practices and trends. However, Mr. Wilson received a salary increase for the period he was in the interim CFO role.
Annual Incentive Plan
Our Annual Incentive Plan (“AIP”) provides the named executive officers, and other eligible employees, an opportunity to share in any success that they help create. The AIP encourages the achievement of our internal annual business goals and rewards Company, business unit and individual performance against those annual objectives. The alignment of AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives.

Performance measures
Our priorities for 2012 were to continue strengthening our business in a challenging global economy and position the Company to return to long-term profitable growth. Our 2012 AIP goals were aligned with these key priorities through three performance measures:

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
We use these measures because we believe they are key drivers in increasing stockholder value and because every AIP participant can impact them in some way. EBIT and days in working capital are used as indicators of our earnings and operating cash flow performance, and net revenue is used as an indicator of our growth. These measures may change from time to time based on business priorities. The HR Committee approves the goals for each measure and the respective funding scale at the beginning of each year to incent the executive team and all employee participants to strive and perform at a high level to meet the goals. The reward for meeting the AIP goals is set by the HR Committee. If goal levels are not met, but performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company performance.
Funding the AIP pool
The AIP funding, or the amount of money made available in the AIP pool at the end of the year, is dependent on how actual performance compares to the goals. Actual performance is measured after eliminating any variance introduced by foreign currency movements and other adjustments determined to be appropriate by management based on business circumstances. In 2012, the three measures of EBIT, days in working capital and net revenue worked together as follows to determine AIP funding:

( EBIT Funding		x	Working Capital Funding Modifier )		+	Net Revenue Funding		=	2012 AIP Funding

% of EBIT Goals	Initial EBIT AIP Funding %		% of Working Capital Goals	Working Capital Funding Modifier		% of Net Revenue Goals*	Net Revenue AIP Funding % **		Performance	Total AIP Funding %

≥ 125%	175%		≥ 110%	1.20		≥ 110%	175%		Max	175%

100%	100%	x	100%	1.00	+	100%	100%	=	Plan	100%

< 85%	40%		≤ 95%	0.80		<95%	30%		Min	0%

Note: EBIT-Working Capital Funding is capped at 175%						* Total Company Goal
						** 100% achievement of EBIT goals required for Net Rev funding above 100%

Incentive Pool Funding Weight:			50%		+	50%		=	100%

•	Actual EBIT performance compared to our EBIT goals determines initial EBIT AIP funding.

•	Actual days in working capital performance compared to our days in working capital goals results in a working capital modifier, which increases or decreases the initial EBIT AIP funding.

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

There are multiple AIP pools reflecting the multiplicity of our businesses and geographic segments. For most employees, the AIP funding is based on a mix of their respective business unit's performance and the performance of the next higher organizational level. Therefore, the final AIP funding for employees in a business unit is the resulting weighted sum of this mix. The intention is to tie individual rewards to the local business unit that the employee most directly impacts and to reinforce the message that the same efforts and results have an impact on the larger organization. For corporate staff, employees in such departments as Finance, Human Resources and Legal who provide support to the entire Company, the funding is based entirely on total Company performance. For our executive leadership team, which includes our named executive officers, their funding is also fully based on total Company performance as they provide leadership to and hold accountability for the total Company.
The table below shows the goals for each of our three performance measures and the actual 2012 funding levels reflecting the total Company performance:

	EBIT Goal	Days in Working Capital Goal	Net Revenue Goal	Actual AIP Funding Level*
	(Dollars in millions)

Total Company	$420	90	$4,885	90.0%
_____________
* The funding results exclude the impacts of foreign currency exchange rate fluctuations on our business results.
At the close of the fiscal year, the HR Committee reviews and approves the final AIP funding levels based on the level of attainment of the designated financial measures at the local, regional and total Company levels. The Committee's review includes an analysis of the fundamentals of the underlying business performance and adjustments for items that are not indicative of ongoing results. Such adjustments may include external factors or internal business decisions that may have impacted financial results during the year. For example, EBIT and Net Revenue are expressed in constant currencies (i.e., excluding the effects of foreign currency translation), since we believe that period-to-period changes in foreign exchange rates can cause our reported results to appear more or less favorable than business fundamentals indicate. AIP funding can range from 0% to a maximum of 175% of the target AIP pool.
Determining named executive officers' AIP targets and actual award amounts
The AIP targets for the named executive officers are a specific dollar amount based on a defined percentage of the executive's base salary, called the AIP participation rate. The AIP participation rate is typically based on the executive's position and peer group practices.
In determining each executive's actual AIP award in any given year, the HR Committee or, with respect to the CEO, the Board, considers the AIP target, the individual's performance and the AIP funding for the respective executive. Because the sum of all actual payments for any given region or business unit do not typically exceed the amount of the AIP funding pool for that unit, the individual awards reflect both performance against individual objectives and relative performance against the balance of employees being paid out of that pool. Executives, like all employees, must be employed on the date of payment to receive payment, except in the cases of layoff, retirement, disability or death or in the case of a negotiated separation agreement. The AIP awards for all employee participants are made in the same manner, except that the employees' managers determine the individual awards.
As previously stated, there are no mandated amounts for any element of compensation; the HR Committee uses a number of factors in determining compensation for our named executive officers. For this reason, an executive's actual AIP award is not pre-determined by position or formulaic. Like all employees, the actual AIP award is based on the assessment of the executive's performance against his or her annual objectives and performance relative to his or her peers, in addition to the AIP funding. Both business and individual annual objectives are taken into account in determining the actual award payments to our named executive officers. Individual annual objectives include non-financial goals which are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The non-financial objectives are not established in terms of how difficult or easy they are to attain; rather, they are taken into account in assessing the overall quality of the individual's performance. The target AIP participation rates (stated as a percentage of base salary), target amounts, actual award payments and actual award payment as a percentage of each named executive officer's target payment were as follows:

Name	2012 AIP Participation Rate	2012 Target Amount	2012 AIP Actual Award Payment	Payment as % of Target

Charles V. Bergh	135%	$1,620,000	$1,500,000	93%
Kevin Wilson(1)	44%	145,041	130,537	90%
Anne Rohosy(2)	80%	540,000	510,300	95%
David Love	70%	420,000	264,600	63%
Aaron Boey(3)	70%	473,319	425,987	90%

Blake Jorgensen(4)	80%	580,000	—	0%
______________

(1)
On August 17, 2012, Mr. Wilson, the Company's Vice President, Finance, Americas Commercial Operations, was appointed as the interim Chief Financial Officer of the Company after Mr. Jorgensen separated from the Company effective on that date.

(2)
On February 16, 2012, Anne Rohosy, the Company's Executive Vice President and President, Global Dockers®, took on the newly-created role of Executive Vice President and President, Commercial Operations Americas and Europe, effective as of that date.

(3)
Mr. Boey was paid in Singapore Dollars (SGD). For purposes of the table, this amount was converted into U.S. Dollars using an exchange rate of 0.8184, which is the average exchange rate for the last month of the fiscal year. Mr. Boey's last day was November 25, 2012. He will receive this payment pursuant to his separation agreement.

(4)	Mr. Jorgensen separated from the Company effective on August 17, 2012, to pursue other opportunities. He is not eligible to receive a payment under the AIP for fiscal year 2012.
Long-Term Incentives
The HR Committee believes a large part of an executive's compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our named executive officers are in the form of equity awards and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not have established targets for long-term incentive awards for our named executive officers and uses a number of factors in establishing the long-term incentive award levels for each individual. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each named executive officer. For more information on the 2012 long-term equity grants, see the 2012 Grants of Plan-Based Awards table.
The Company's common stock is not listed on any stock exchange. Accordingly, the price of a share of our common stock for all purposes, including determining the value of equity awards, is established by the Board based on an independent third-party valuation conducted by Evercore Group LLC (“Evercore”). The valuation process is typically conducted two times a year, with interim valuations occurring from time to time based on stockholder and Company needs. Please see “Stock-Based Compensation” under Note 1 to our audited consolidated financial statements included in this report for more information about the valuation process.
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
To date, SARs have been the only form of equity granted to our named executive officers under the EIP with the exception of Mr. Wilson. SARs are typically granted annually with four-year vesting periods and exercise periods of up to ten years. (See the table entitled “Outstanding Equity Awards at 2012 Fiscal Year-End” for details concerning the SARs' vesting schedule, including any individual variations from the typical four-year vesting period.) The HR Committee chose to grant SARs rather than other available forms of equity compensation to allow the Company the flexibility to grant SARs that may be settled in either stock or cash. The terms of the SAR grants made to our named executive officers to-date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders' Agreement, including restrictions on transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The Company's obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (See Note 6 to our audited consolidated financial statements included in this report for more details).

Mr. Wilson served as a named executive officer on an interim basis during a portion of the fiscal year. Because of his interim status, he is ineligible to receive a SAR grant. However, Mr. Wilson does participate in the cash-based long-term incentive plans that are in place for all vice president and director level employees. The Total Shareholder Return Plan (“TSRP”) under our EIP is similar to a stock appreciation rights plan in that awards are based on the amount of stock price increase. The Long-Term Incentive Plan (“LTIP”) is based on performance against the Company's three-year internal goals. Awards under both plans vest automatically at the end of their respective three-year performance periods and payments are made in cash.
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
Retirement Savings and Insurance Benefits
In order to provide a competitive total compensation package, we offer a qualified 401(k) defined contribution retirement plan to our U.S. salaried employees through the Employee Savings and Investment Plan. We also offer a similar defined contribution retirement savings plan, called the Singapore Central Provident Fund, to our employees in Singapore. Executive officers participate in these plans on the same terms as other salaried employees. The ability of executive officers to participate fully in these plans is limited by local/national tax and other related legal requirements. Like many of the companies in the peer group, the Company offers a non-qualified supplement to the 401(k) plan, which is not subject to the IRS and ERISA limitations, through the Deferred Compensation Plan for Executives and Outside Directors. The Company also offers its executive officers the health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance, consistent with the practices of the majority of the companies in the peer group.
In 2004, we froze our U.S. defined benefit pension plan and increased the Company match under the 401(k) plan. This change was made in recognition of an employment market that is characterized by career mobility, and traditional pension plan benefits that are not portable. David Love is the only current named executive officer with adequate years of service to be eligible for future benefits under the frozen U.S. defined benefit pension plan.
Defined contribution retirement plan
The Employee Savings and Investment Plan is a qualified 401(k) defined contribution savings plan that allows U.S. employees, including executive officers, to save for retirement on a pre-tax basis. The Company matches up to a certain level of employee contributions.
Deferred compensation plan
The Deferred Compensation Plan for Executives and Outside Directors is a U.S. non-qualified, unfunded tax effective savings plan provided to the named executive officers and other executives, and the outside directors.
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
Compensation Committee Report
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the fiscal year ended November 25, 2012.
The Human Resources Committee
Patricia Salas Pineda (Chair)
Vanessa J. Castagna
Robert Eckert
Peter E. Haas Jr.
Robert D. Haas

SUMMARY COMPENSATION DATA
The following table provides compensation information for (i) our chief executive officer, (ii) our interim chief financial officer, (iii) three other executive officers who were our most highly compensated officers and who were serving as executive officers as of the last day of the fiscal year, and (iv) one additional individual for whom disclosure would have been provided, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

Name and Principal Position(1)	Year	Salary	Bonus(4)	Option Awards(5)	Non-Equity Incentive Plan Compensation(6)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(7)	All Other Compensation(8)	Total

Charles V. Bergh
President and Chief Executive Officer	2012	$1,200,000	$—	$10,159,786	$1,500,000	$—	$141,842	$13,001,628
	2011	263,077	1,850,000	—	390,575	—	192,592	2,696,244

Kevin Wilson
Interim Chief Financial Officer	2012	328,928	—	—	130,537	—	38,179	497,644

Anne Rohosy
Executive Vice President and President, Commercial Operations America & Europe	2012	626,538	—	824,250	510,300	—	162,791	2,123,879
	2011	431,731	—	424,800	300,000	—	148,729	1,305,260

David Love
Senior Vice President and Chief Supply Officer	2012	580,387	—	439,600	264,600	—	595,795	1,880,382

Aaron Boey(2)(3)
Former Executive Vice President and President, Global Denizen® Brand	2012	676,170	—	720,471	425,987	—	584,845	2,407,473
	2011	634,648	—	884,638	311,867	—	46,905	1,878,058
	2010	575,528	—	516,441	223,786	—	46,435	1,362,190

Blake Jorgensen(2)
Former Chief Financial Officer	2012	538,750	—	936,612	—	—	114,008	1,589,370
	2011	690,192	—	982,927	476,000	—	54,670	2,203,789
	2010	650,000	—	1,118,976	500,000	—	37,323	2,306,299
______________

(1)	On September 1, 2011, Mr. Bergh was named the Chief Executive Officer of the Company.
On August 17, 2012, Mr. Wilson was named the interim Chief Financial Officer of the Company. Mr. Wilson remained in that role through January 16, 2013, when Harmit Singh was appointed as an Executive Vice President and the Chief Financial Officer of the Company.
On February 16, 2012, Ms. Rohosy, then the Company's Executive Vice President and President, Global Dockers®, took on the newly-created role of Executive Vice President and President, Commercial Operations Americas and Europe, effective as of that date.

(2)
Mr. Boey's last day with the Company was November 25, 2012. Pursuant to a separation agreement, Mr. Boey received an amount equivalent to $546,075 in U.S. Dollars on his separation date. Also pursuant to his separation agreement, Mr. Boey is eligible to received payments under the AIP.

Mr. Jorgenson's last day with the Company was August 17, 2012.

(3)
Mr. Boey was paid in Singapore Dollars. For purposes of the table, his 2012 payments were converted into U.S. Dollars using an exchange rate of 0.8184, for 2011, an exchange rate of 0.7797, and for 2010, an exchange rate of 0.7722. These rates were the average exchange rates for the last month of the Company's 2012, 2011 and 2010 fiscal years, respectively.

(4)	For Mr. Bergh, the 2011 amount reflects a sign-on bonus of $1,850,000 pursuant to his employment contract.

(5)
These amounts reflect the aggregate grant date fair value of SARs granted to the recipient under the Company's 2006 Equity Incentive Plan, computed in accordance with the Company's accounting policy for stock-based compensation. For a description of the assumptions used in the calculation of these amounts, see Notes 1 and 11 of the audited consolidated financial statements included elsewhere in this report.

Mr. Bergh was entitled to a SAR grant in connection with his hire in 2011 per his employment agreement, but the grant was not made until the 2012 fiscal year and thus is reflected as compensation received in 2012 in this table. On February 2, 2012, Mr. Bergh received a SAR grant for 436,720 shares of stock at a strike price of $32.00 per share and fair value per share of $10.71 per share for a total fair value of $4,677,271 representing the SAR grant to be made in connection with his hire in 2011 and Mr. Bergh received a SAR grant for 498,864 shares of stock at a strike price of $32.00 per share and fair value per share of $10.99 per share for a total fair value of $5,482,515 representing the SAR grant to made for the 2012 fiscal year, for a total fair value for both SAR grants of approximately $10,159,786. See Footnote 1 to the Outstanding Equity Awards at 2012 Fiscal Year-End table for the differing vesting schedules of these two grants.

On February 2, 2012, Ms. Rohosy received a SAR grant for 75,000 shares of stock at a strike price of $32.00 per share and fair value per share of $10.99 per share for a total fair value of $824,250.
On February 2, 2012, Mr. Love received a SAR grant for 40,000 shares of stock at a strike price of $32.00 per share and fair value per share of $10.99 per share for a total fair value of $439,600.
On February 2, 2012, Mr. Boey received a SAR grant for 65,557 shares of stock at a strike price of $32.00 per share and fair value per share of $10.99 per share for a total fair value of $720,471. As result of his departure from the Company, Mr. Boey forfeited all of his 2012 SAR grant, which had not become vested.
On February 2, 2012, Mr. Jorgensen received a SAR grant for 85,224 shares of stock at a strike price of $32.00 per share and fair value per share of $10.99 per share for a total fair value of $936,612. As a result of his departure from the Company, Mr. Jorgenson forfeited all of his 2012 SAR grant, which had not become vested. In 2012, Mr. Jorgensen exercised previously vested SARs and realized taxable gain of $488,438 on the exercise.

(6)	These amounts reflect the AIP awards made to the named executive officers except as otherwise stated in this note.
For Mr. Bergh, the 2011 amount reflects a prorated AIP amount of $390,575 per his employment contract, as amended.
For Mr. Boey, the AIP award was paid in Singapore Dollars in a total amount of SGD 520,512, which amount was converted into a U.S. Dollar equivalent at the exchange rate of 0.8184.

(7)	Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Only positive changes in pension value would be reported.

(8)
For Mr. Bergh, the 2012 amount reflects amounts paid for charitable matches, imputed income for fringe benefits, relocation assistance, a car allowance, parking, $15,000 for executive allowance, and a Company 401(k) excess plan match of $101,505.

For Mr. Wilson, the 2012 amount reflects imputed fringe benefit income, $3,948 for parking, an executive allowance of $7,000, a 401(k) matching contribution of $12,000, and a 401(k) excess plan match of $10,968.
For Ms. Rohosy, the 2012 amount reflects a payment of $86,400 of additional pay, imputed fringe benefit income, an amount for parking, an executive allowance of $15,000, a 401(k) matching contribution, and a 401(k) excess plan match of $56,255.
For Mr. Love, the 2012 amount reflects amounts paid for imputed fringe benefit income, parking, an executive allowance of $16,250, a 401(k) excess plan match of $46,625, and a distribution from a non-qualified plan in the amount of $527,784.
For Mr. Boey, the 2012 amount reflects an executive allowance of $38,770 of which approximately $36,828 was a car allowance, and employer retirement plan contributions. These amounts are based on the foreign exchange rate noted above. The 2012 amount also reflects a payment to Mr. Boey on his separation date in Singapore Dollars in a lump sum that was the equivalent of $546,075 in U.S. Dollars. For purpose of this disclosure, the amount was converted into U.S. Dollars using an exchange rate of 1.238 Singapore Dollars to every U.S. Dollar.
For Mr. Jorgensen, the 2012 amount reflects amounts paid for imputed fringe benefit income, parking, an executive allowance of $15,000, a payment of $83,654 for unused vacation, and a distribution from a non-qualified plan.
Other Matters
Employment Contracts
Mr. Bergh.  We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement provides for an annual base salary of $1,200,000 which is subject to annual review and adjustment. Mr. Bergh is also eligible to participate in our AIP at a target participation rate of 135% of base salary.
 Under the terms of his employment agreement, for the fiscal year 2011, Mr. Bergh was entitled to an AIP bonus payment of not less than 100% of his annual AIP target bonus, prorated for the period of his employment during the fiscal year. He also received a one-time employment bonus of $1,850,000 which would have been subject to repayment if his employment with the Company had not exceeded twelve months under certain conditions.
He also participates in the Company's 2006 Equity Incentive Plan and will receive an initial SAR grant having a grant date value of not less than $4,900,000 (the “Initial SAR”). His employment agreement provides that in fiscal 2012 and 2013, he is eligible to receive SAR awards with an aggregate grant date value of not less than the median aggregate grant date value of annual long-term incentive awards made to the Chief Executive Officers of the Company's peer group of companies.
Subject to the accelerated vesting provisions set forth in Mr. Bergh's employment agreement, the Initial SAR award and any annual long-term incentive award granted in 2012 shall vest as to 25% of the shares subject to the award on September 1, 2012, and as to 1/48th of the shares subject to the award, monthly thereafter, subject to Mr. Bergh continuing to provide services to the Company through the relevant vesting dates.
His employment agreement also provides that if Mr. Bergh is terminated from employment either by the Company or constructively within four years of his effective date of employment or in connection with a change in control of the Company under certain circumstances, he will be entitled to receive, among other standard benefits, (1) an aggregate amount equal to two times the sum of his then-effective base salary plus his then-effective target AIP amount, (2) a pro-rated AIP award in respect of the performance period at the time, and (3) company-paid continuation coverage for certain benefits for 18 months. In addition, upon his termination from the Company at any time under certain circumstances, the unvested portion of his SAR awards that would have vested during the 24 months following the date of such termination will immediately vest, and all vested SAR awards shall be exercisable for 18 months following such termination. Upon his termination in connection with a change in control of the Company under certain circumstances, 100% of his SAR awards will immediately vest, and all vested SAR awards shall be exercisable for 18 months following such event. If he resigns from the Company after the fifth anniversary of his effective date of employment, 100% of his SAR awards that have remained outstanding for at least 12 months will immediately vest, and all vested SAR awards shall be exercisable for 18 months following such resignation.
Mr. Bergh's right to any severance or vesting acceleration is subject to his execution of an effective release of claims in favor of the Company and compliance with certain restrictive covenants.
Mr. Bergh is eligible to receive standard healthcare, life insurance and long-term savings program benefits, as well as relocation program benefits. He also receives benefits under the Company's various executive perquisite programs consistent with that provided to his predecessor.
Mr. Bergh's employment is at-will and may be terminated by the Company or by him at any time. Mr. Bergh does not receive any separate compensation for his services as a member of our board of directors.
 Mr. Wilson. At the start of the 2012 fiscal year, Mr. Wilson was the Company's Vice President, Global Dockers®, and in June of 2012, was appointed Vice President, Finance, Americas Commercial Operations, and his arrangement provided for an annualized base salary of $300,000 which is subject to annual review and adjustment. Mr. Wilson was also eligible to participate in our Long Term Incentive Plan (LTIP) in that role, at a long-term target value of $125,000 per year. Mr. Wilson was also eligible to participate in our AIP at a target participation rate of 44% of his base salary in that role.
On August 17, 2012, Mr. Wilson, was appointed the interim Chief Financial Officer of the Company and remained in that role through the end of the fiscal year. While serving in the interim role, Mr. Wilson's employment arrangement with the Company provided for annualized base compensation of $480,000, and a target annualized payment under the AIP of $210,000.
Mr. Wilson also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $7,000 per year.
Mr. Wilson's employment is at-will and may be terminated by us or by Mr. Wilson at any time. Mr. Wilson ceased to serve as the interim Chief Financial Officer of the Company when Harmit Singh became our Chief Financial Officer in January 2013. Mr. Wilson continues to serve as the Vice President, Finance, Americas Commercial Operations of the Company.
Ms. Rohosy.  We have an employment arrangement with Ms. Rohosy effective May 9, 2011, which is subject to annual review and adjustment. At the start of the 2012 fiscal year, Ms. Rohosy was Executive Vice President and President, Global Dockers®, and the arrangement provided for an annualized base salary of $475,000 and an AIP participation rate of 70%, which are subject to annual review and adjustment. The arrangement also provided for a SAR grant awarded to eligible executives in 2012 under our 2006 Equity Incentive Plan. On February 16, 2012, Ms. Rohosy was promoted to the position of Executive Vice President and President, Commercial Operations America & Europe. In that position, her annualized base salary was increased to $675,000 and her AIP participation rate was increased to 80%.
Ms. Rohosy also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.
Ms. Rohosy's employment is at-will and may be terminated by us or by Ms. Rohosy at any time.
Mr. Love.  We have an employment arrangement with Mr. Love that currently provides for an annualized base salary of $600,000 which is subject to annual review and adjustment. The arrangement also provided for a SAR grant awarded to eligible executives in 2012 under our 2006 Equity Incentive Plan. Mr. Love is eligible to participate in our AIP at a target participation rate of 70% of his base salary.
Mr. Love also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $16,250 per year.
Mr. Love's employment is at-will and may be terminated by us or by Mr. Love at any time.
Mr. Boey.  Prior to his departure from the Company, we had an employment arrangement with Mr. Boey effective September 20, 2010. Mr. Boey separated from the Company effective on November 25, 2012.
Mr. Boey is a resident of Singapore where his employment was also based. The arrangement initially provided for a minimum base salary of SGD 814,000 (US $600,960 using an exchange rate of 1.3545 as of August 31, 2010) which had since been adjusted, pursuant to annual review. The arrangement also provided for a grant of 1.5 times the standard SAR grant awarded to eligible executives in 2011 under our 2006 Equity Incentive Plan. Mr. Boey was eligible to participate in our AIP at a target participation rate of 70% of his annual base salary.
Mr. Boey also received standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.

In connection with his departure at the end of the 2012 fiscal year, the Company and Mr. Boey entered into a Separation Agreement and Release of All Claims which provided that, in exchange for certain releases of claims and compliance with certain post-termination covenants, Mr. Boey was eligible to receive a payment on his separation date in Singaporean Dollars in a lump sum that was the equivalent of $546,075 in U.S. Dollars. For purpose of this disclosure, the amount was converted into U.S. Dollars using an exchange rate of 1.238 Singapore Dollar to every U.S. Dollar. He is also eligible to receive his 2012 AIP payment per his separation agreement.
Mr. Boey's post-termination obligations include covenants relating to non-solicitation for a period of one year, non-disparagement, confidentiality and cooperation with litigation matters and administrative inquiries. The agreement superseded any other potential separation benefits from the Company, including, but not limited to, any rights under the Company's Executive Severance Plan.
Mr. Jorgensen. We entered into an employment arrangement with Mr. Jorgensen, effective July 1, 2009. Mr. Jorgenson separated from the Company effective on August 17, 2012, to pursue other opportunities.
Prior to his departure, the employment arrangement with Mr. Jorgensen provided for an annualized base salary of $725,000, pursuant to annual review and adjustment. The arrangement also provided for a SAR grant awarded to eligible executives in 2012 under our 2006 Equity Incentive Plan. Mr. Jorgensen was also eligible to participate in our AIP at a target participation rate of 80% of his base salary. His 2009 award was guaranteed at a minimum of 50% of the target value, assuming a full-year of employment. He also received a one-time signing bonus upon his hire in 2009 of $250,000 which was subject to prorated repayment if his employment with the Company did not exceed 24 months under certain conditions.
Mr. Jorgensen also received standard employee healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs, including a cash allowance of $15,000 per year.
2012 Grants of Plan-Based Awards
The following table provides information on awards under our 2012 AIP and stock appreciation rights granted under the Equity Incentive Plan in 2012 to each of our named executive officers. The 2012 actual AIP awards for our named executive officers are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Option Awards
Name	Grant Date	Threshold	Target	Maximum	Number of Securities Underlying Options(1)	Exercise or Base Price of Option Awards(2)	Full Grant Date Fair Value(3)

Charles V. Bergh	2012	$—	$1,620,000	$3,240,000	935,584	$32.00	$10,159,786
Kevin Wilson	2012	—	145,041	290,082	—	—	—
Anne Rohosy	2012	—	540,000	1,080,000	75,000	32.00	824,250
David Love	2012	—	420,000	840,000	40,000	32.00	439,600
Aaron Boey	2012	—	473,319	946,638	65,557	32.00	720,471

Blake Jorgensen	2012	—	580,000	1,160,000	85,224	32.00	936,612
______________

(1)	Reflects SARs granted in 2012 under the 2006 Equity Incentive Plan.
Mr. Bergh was entitled to a SAR grant in connection with his hire in 2011 per his employment agreement, but the grant was not made until the 2012 fiscal year and thus is reflected as compensation received in 2012 in this table. On February 2, 2012, Mr. Bergh received a SAR grant for 436,720 shares of stock at a strike price of $32.00 per share and fair value per share of $10.71 per share for a total fair value of $4,677,271 representing the SAR grant to be made in connection with his hire in 2011 and Mr. Bergh received a SAR grant for 498,864 shares of stock at a strike price of $32.00 per share and fair value per share of $10.99 per share for a total fair value of $5,482,515 representing the SAR grant to made for the 2012 fiscal year, for a total fair value for both SAR grants of approximately $10,159,786..
As a result of his separation from the Company on August 17, 2012, Mr. Jorgensen forfeited his 2012 SAR grant which had not become vested.
As a result of his separation from the Company on November 25, 2012, Mr. Boey forfeited his 2012 SAR grant which had not become vested.

(2)	The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.

(3)	These amounts reflect the aggregate grant date fair value computed in accordance with the Company's accounting policy for stock-based compensation for awards granted under the Equity Incentive Plan.

Mr. Wilson received a 2012 grant under the TSRP, the Company's cash-settled stock appreciation rights plan, as detailed below. The plan has a three-year vesting period and a mandatory cash-out at the end of the period, based on the amount the stock price has appreciated from the original grant date. Like the SARs, the share price is also determined by the Board based on the Evercore valuation process.

Name	Grant Date	Number of TSRP Units	Stock Price(1)	Payment Date
Kevin Wilson	2/1/2012	2,900	$32.00	Feb. 2015
______________

(1)	The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.
Mr. Wilson also received a 2012 grant under the Long Term Incentive Plan, the Company's cash-settled bonus plan, as detailed below. The plan has a three-year vesting period and a mandatory cash-out at the end of the period, based on the three-year performance goals established by the Board on the grant date.

Name	Grant Date	Target Amount	Payment Date
Kevin Wilson	2/1/2012	$62,500	Feb. 2015

Outstanding Equity Awards at 2012 Fiscal Year-End
The following table provides information on the unexercised and unvested SAR holdings by the Company's named executive officers as of November 25, 2012. The vesting schedule for each grant is shown following this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(1)	SAR Exercise Price(2)	SAR Expiration Date(3)

Charles V. Bergh	136,475	300,245	$32.00	2/2/2019
	—	498,864	32.00	2/2/2019

Kevin Wilson	—	—	—	—

Anne Rohosy	10,625	19,375	39.50	7/14/2018
	—	75,000	32.00	2/2/2019

David Love	18,472	—	52.25	2/8/2013
	35,562	1,551	24.75	2/5/2016
	20,385	8,394	36.50	2/4/2017
	14,143	—	68.00	8/1/2017
	14,835	17,533	43.25	2/3/2018
	—	40,000	32.00	2/2/2019

Aaron Boey	14,148	615	24.75	2/5/2016
	27,925	11,498	36.50	2/4/2017
	25,044	29,597	43.25	2/3/2018
	—	65,557	32.00	2/2/2019

Blake Jorgensen	—	—	—	—
______________

(1)	SAR Vesting Schedule for named executive officers other than Mr. Bergh:

Grant Date	Exercise Price	Vesting Schedule

7/13/2006	$42.00	1/24th monthly vesting beginning 1/1/08
8/1/2007	$68.00	25% vested on 7/31/08; monthly vesting over remaining 36 months
2/5/2009	$24.75	25% vested on 2/4/10; monthly vesting over remaining 36 months
7/8/2009	$25.50	25% vested on 7/7/10; monthly vesting over remaining 36 months
2/4/2010	$36.50	25% vested on 2/3/11; monthly vesting over remaining 36 months
2/3/2011	$43.25	25% vested on 2/2/12; monthly vesting over remaining 36 months
7/14/2011	$39.50	25% vested on 7/13/12; monthly vesting over remaining 36 months
2/2/2012	$32.00	25% vested on 2/1/13; monthly vesting over remaining 36 months
7/2/2012	$33.00	25% vested on 7/1/13; monthly vesting over remaining 36 months
Under the terms of his employment agreement, the vesting of the SAR grant for 436,720 shares of stock made to Mr. Bergh on February 2, 2012 in connection with his hire, is 25% on September 1, 2012, and then monthly vesting over the remaining 36 months, subject to continuous service with the Company. The vesting of the SAR grant for 498,864 shares of stock made to Mr. Bergh on February 2, 2012 in connection with his 2012 employment, is 25% on February 1, 2013, and monthly vesting over the remaining 36 months, subject to continuous service with the Company.

(2)
The SAR exercise prices reflect the fair market value of the Company's common stock as of the grant date as established by the Evercore valuation process. Upon the vesting and exercise of a SAR, the recipient will receive shares of common stock in an amount equal to the product of (i) the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by (ii) the number of shares of common stock with respect to which the SAR is exercised. The named executive officers may only exercise vested SARs during certain times of the year under the terms of the Equity Incentive Plan.

(3)
Mr. Jorgensen exercised his 2009 SAR grant and realized gain of $488,438. Under the terms of the Equity Incentive Plan, Mr. Jorgensen forfeited his entire 2012 SAR grant, which had not become vested, upon his separation from the Company, and all other unexercised SAR grants ninety days following his separation from the Company.

Under the terms of the Equity Incentive Plan, Mr. Boey forfeited his entire 2012 SAR grant, and all other unvested SAR grants on his separation.

Executive Retirement Plans
David Love
Effective November 28, 2004, we froze our U.S. pension plan for all salaried employees. Of our named executive officers, only David Love has adequate years of service to be eligible for benefits under the frozen defined benefit pension plan. Under the frozen pension plan, the normal retirement age is 65 with five years of service; early retirement age is 55 with 15 years of service. For a participant who is eligible for early retirement, he or she may elect to receive his or her benefits before normal retirement age, in which case the accrued benefit is reduced by an applicable factor based on the number of years before normal retirement. Benefits are 100% vested after five years of service, measured from the date of hire.
There are two components to this pension plan, the Home Office Pension Plan (“HOPP”), an IRS qualified defined benefit plan, which has specific compensation limits and rules under which it operates, and the Supplemental Benefits Restoration Plan (“SBRP”), a non-qualified defined benefit plan, that provides benefits in excess of the IRS limit.
The benefit formula under the HOPP is the following:

a)	2% of final average compensation (as defined below) multiplied by the participant's years of benefit service (not in excess of 25 years), less

b)	2% of Social Security benefit multiplied by the participant's years of benefit service (not in excess of 25 years), plus

c)	0.25% of final average compensation multiplied by the participant's years of benefit service earned after completing 25 years of service.
Final average compensation is defined as the average compensation (comprised of base salary, commissions, bonuses, incentive compensation and overtime earned for the fiscal year) over the five consecutive plan years producing the highest average out of the ten consecutive plan years immediately preceding the earlier of the participant's retirement date or termination date.
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
The valuation method and assumptions are as follows:

a)
The values presented in the Pension Benefits table are based on certain actuarial assumptions as of November 25, 2012; see Notes 1 and 8 of the audited consolidated financial statements included elsewhere in this report for more information.

b)
The discount rate and post-retirement mortality utilized are based on information in Note 8 to our audited consolidated financial statements included in this report. No assumptions are included for early retirement, termination, death or disability prior to normal retirement at age 65.

c)	Present values incorporate the normal form of payment of life annuity for single participants and 50% joint and survivor for married participants.
Pension Benefits
The following table provides information regarding executive retirement arrangements applicable to Mr. Love as of November 25, 2012.

Name	Plan Name	Number of Years Credited Service as of 11/25/12	Present Value of Accumulated Benefits as of 11/25/12	Payments During Last Fiscal year
David Love	U.S. Home Office Pension Plan (qualified plan)	3.5	$62,511	$—
	U.S. Supplemental Benefit Restoration Plan (non-qualified plan)	3.5	72,344	—
	Total		$134,855	$—

Non-Qualified Deferred Compensation
The Deferred Compensation Plan for Executives and Outside Directors (“Deferred Compensation Plan”) is a U.S. non-qualified, unfunded tax effective savings plan provided to the named executive officers, among other executives and the directors, as part of competitive compensation.
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
In addition, under the Deferred Compensation Plan, the Company provides a match on all deferrals, up to 10% of eligible compensation that cannot be provided under the qualified 401(k) plan due to IRS qualified plan compensation limits. The amounts in the table below reflect non-qualified contributions over the 401(k) limit by the executive officers and the resulting Company match.
The table below reflects the 2012 contributions to the non-qualified Deferred Compensation Plans for the named executive officers that participate in the plans, as well as the earnings and balances under the plans.

Name	Registrant Contributions(1)	Executive Contributions	Aggregate Earnings	Aggregate Withdrawals / Distributions	Aggregate Balance at November 25, 2012

Charles V. Bergh	$101,505	$81,204	$2,023	$—	$197,726
Kevin Wilson	10,968	41,724	2,762	—	245,540
Anne Rohosy	56,255	770,624	11,737	—	1,220,231
David Love	46,625	37,300	17,667	527,784	665,374
Blake Jorgensen	—	—	821	9,506	—
Aaron Boey(2)	8,696	—	—	—	—
______________

(1)
For Messrs. Bergh, Wilson, Love, and Jorgensen, and Ms. Rohosy, these amounts reflect the 401(k) excess plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(2)	The Singapore Central Provident Fund is a government-managed program. Consequently, we do not have access to information regarding Mr. Boey's account activity.
Aaron Boey
Mr. Boey participates in the Singapore Central Provident Fund (CPF). The CPF, a type of deferred compensation/defined contribution plan, is a government-run social security program. Funds are contributed both by the employee and the employer and can be used for retirement, home ownership, healthcare expenses, a child's tertiary education, investments and insurance.
The plan is funded by mandatory contributions by both the employer and employee.  Rates of employee and employer contributions vary based on the employee's age and a pre-set wage limit. The rates vary from 5-20% of monthly salary for employee's contributions and 6.5-16% for employer's contributions.  For employees aged 50-55 years old, the yearly employer's contribution limit was 12% to a maximum of SGD 10,200 at the start of the 2012 fiscal year. On September 1, 2012, the yearly employer contribution limit was increased to 14% up to a maximum of SGD 11,900. This limit applied to Mr. Boey based on his age. Additional wages (such as amounts paid under the AIP and LTIP) are also eligible for matching employer contributions.
Individuals may begin drawing down from this account starting from age 55 after setting aside the CPF Minimum Sum. The CPF Minimum Sum can be used to buy CPF LIFE, a lifelong annuity administered by the CPF Board. If the individual chooses to remain in the CPF Minimum Sum Scheme, the sum of money can also be used to purchase a private annuity from a participating insurance company, be placed with a participating bank, or left in the individual's own Retirement Accounts. If the individual chooses either CPF LIFE or to keep the money in his or her Retirement Accounts, they will receive monthly payments from the scheme the individual chooses starting from his or her draw-down age (currently at age 65).
Potential Payments Upon Termination Or Change In Control
The named executive officers are eligible to receive certain benefits and payments upon their separation from the Company under certain circumstances under the terms of the Executive Severance Plan for U.S. executives and the Equity Incentive Plan.

In 2012, our U.S. severance arrangements under our Executive Severance Plan, which covers named executive officers, except Mr. Wilson, offered basic severance of two weeks of base salary and enhanced severance of 78 weeks of base salary plus the beneficiaries' AIP target amount, if their employment ceases due to a reduction in force, layoff or position elimination. Mr. Wilson was eligible for basic severance of two weeks of base salary, enhanced severance of 26 weeks of base salary plus his AIP target amount, plus two additional weeks of base salary plus his AIP target for each year of service in excess of five years of service up to an additional 52 weeks. We also cover the cost of the COBRA health coverage premium for the duration of the executive's severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive's employment. We also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.
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
The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of termination or a change in control under the Executive Severance Plan and the Equity Incentive Plan. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 25, 2012. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $37.75 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2012.
The actual payments associated with the departures of Messrs. Jorgensen and Boey are reported in Footnote 2 to the Summary Compensation Table, in the “Employment Contracts” section above, and in Current Reports on Form 8-K issued in connection with their departures.

Charles V. Bergh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$7,098,000	$—	$7,098,000
Stock Appreciation Rights	—	—	3,227,642	—	4,594,877

Benefits:
COBRA & Life Insurance(2)	—	—	5,408	—	5,408
_____________

(1)	Based on Mr. Bergh's annual salary of $1,200,000, his AIP target of 135% of his base salary and the termination provisions in his employment contract.

(2)
Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment. Mr. Bergh is also eligible for COBRA should termination occur due to a change in control, based on his employment contract.

Kevin Wilson
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$376,731	$—	$—
Stock Appreciation Rights	—	—	—	—	—

Benefits:
COBRA & Life Insurance(2)	—	—	4,102	—	—
_____________

(1)	Based on Mr. Wilson's annual base salary while serving as the interim CFO of $480,000 and his AIP target of 43.8% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

Anne Rohosy
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$1,848,462	$—	$—
Stock Appreciation Rights	—	—	—	—	431,250

Benefits:
COBRA & Life Insurance(2)	—	—	4,102	—	—
_____________

(1)	Based on Ms. Rohosy's annual base salary of $675,000 and her AIP target of 80% of her base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

David Love
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$1,553,077	$—	$—
Stock Appreciation Rights	—	—	—	—	260,656

Benefits:
COBRA & Life Insurance(2)	—	—	4,102	—	—
_____________

(1)	Based on Mr. Love's annual base salary of $600,000 and his AIP target of 70% of his base salary.

(2)	Reflects 18 months of COBRA and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors who were not employees in fiscal 2012:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total

Stephen C. Neal(3)	$200,000	$283,308	$5,376	$488,684
Robert D. Haas(4)	100,000	99,990	198,184	398,174
Fernando Aguirre	110,000	99,990	2,272	212,262
Troy Alstead(5)	58,333	116,655	—	174,988
Vanessa J. Castagna	100,000	99,990	3,968	203,958
Robert A. Eckert(6)	110,000	99,990	3,136	213,126
Peter E. Haas, Jr.(7)	100,000	99,990	11,468	211,458
Leon J. Level(8)	120,000	99,990	11,468	231,458
Patricia Salas Pineda(9)	120,000	99,990	11,980	231,970
___________

(1)
These amounts, from RSUs granted under the Equity Incentive Plan in 2012, reflect the aggregate grant date fair value computed in accordance with the Company's accounting policy for stock-based compensation. The following table shows the aggregate number of RSUs outstanding but unexercised at fiscal year-end for those who were directors at fiscal year-end, including RSUs that were vested but deferred and RSUs that were not vested:

Name	Aggregate Outstanding RSUs

Stephen C. Neal	13,046
Robert D. Haas	8,181
Fernando Aguirre	6,509
Troy Alstead	3,535
Vanessa J. Castagna	7,368
Robert A. Eckert	9,019
Peter E. Haas, Jr.	7,337
Leon J. Level	7,337
Patricia Salas Pineda	10,147

(2)	This column also includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2012 in the following amounts:

Name	Fair Value of Dividend Equivalent RSUs Granted

Stephen C. Neal	5,376
Robert D. Haas	4,416
Fernando Aguirre	2,272
Troy Alstead	—
Vanessa J. Castagna	3,968
Robert A. Eckert	3,136
Peter E. Haas, Jr.	3,968
Leon J. Level	3,968
Patricia Salas Pineda	4,480

(3)	Mr. Neal is the Chairman of the Board. Mr. Neal elected to defer 100% of his director's fees under the Deferred Compensation Plan.

(4)
Includes charitable matches of $7,500 and administrative support services valued at $159,672, provision of a car at a value of $8,215, use of an office at a value of $18,381, and home security services for his services as Chairman Emeritus.

(5)
On April 18, 2012, the Board of Directors elected Mr. Alstead to the Board of Directors effective as of that date. On July 12, 2012, Mr. Alstead received a grant of 3,535 RSUs with a grant date value of $33.00 per share for a total value of $116,655.

(6)	Mr. Eckert elected to defer 100% of his director's fees under the Deferred Compensation Plan.

(7)	Mr. Haas's 2012 amount includes charitable matches of $7,500.

(8)
Mr. Level's 2012 amount includes charitable matches of $7,500. Mr. Level retired from the Board of Directors of the Company effective as of December 30, 2012. In December 2012, the Board of Directors accelerated the vesting of Mr. Level's July 2012 grant effective upon his retirement. In December 2012, Mr. Level received 5,838 RSUs with a settlement value of $37.75 per share for a total value of $220,385.

(9)	Ms. Pineda's 2012 amount includes charitable matches of $7,500.
Each non-employee director received compensation in 2012 consisting of an annual cash retainer fee of $100,000 and is eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2012, Mr. Eckert and Mr. Neal participated in this Deferred Compensation Plan. Each non-employee director also received an annual equity award in the form of RSUs which are granted under the Equity Incentive Plan. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company's share prices, established by the Evercore valuation process.
RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after thirteen, twenty-four and thirty-six months following the grant date. After the recipient of the RSU has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. If the director's service terminates for reason other than cause after the first, but prior to full, vesting period then any unvested portion of the award will fully vest as of the date of such termination. In addition, each director's initial RSU grant includes a deferral delivery feature, under which the director will not receive the vested awards until six months following the cessation of service on the Board.
Under the terms of the Equity Incentive Plan, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all shareholders. Therefore, all directors who held RSUs as of April 30, 2012, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.
In addition to the compensation described above, committee chairpersons receive an additional retainer fee in the amount of $20,000 for the Audit Committee and the Human Resources Committee, and $10,000 for the Finance Committee and the Nominating, Governance and Corporate Citizenship Committee.
Mr. Neal is the Chairman of the Board. As the Chairman of the Board, he is entitled to receive an additional annual retainer in the amount of $200,000, 50% of which is paid in cash and 50% of which is paid in the form of RSUs. The Chairman may also receive the additional retainers attributable to committee chairmanship if applicable.
Robert D. Haas is Chairman Emeritus of the Board, and in that role receives support in form of an office, related administrative support, a leased car with driver and home security services.
Compensation Committee Interlocks and Insider Participation
The Human Resources Committee serves as the compensation committee of our board of directors. Its members are Ms. Pineda (Chair), Ms. Castagna, Mr. Eckert, Mr. P.E. Haas Jr. and Mr. R.D. Haas. In 2012, no member of the Human Resources Committee was a current officer or employee of ours. Mr. R.D. Haas served as our Chief Executive Officer from 1984 to 1999. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and back to the Company.
The following table contains information about the beneficial ownership of our common stock as of February 4, 2013, by:

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
As of February 4, 2013, there were 256 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,398,181 shares of common stock outstanding as of February 4, 2013. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

			Percentage of
	Number of Shares		Shares
Name	Beneficially Owned		Outstanding
Miriam L. Haas	6,547,314		17.51%
Peter E. Haas Jr.	6,027,743	(1)	16.12%
Margaret E. Haas	4,353,470	(2)	11.64%
Robert D. Haas	3,951,263	(3)	10.57%
Peter E. Haas Jr. Family Fund	2,911,770	(4)	7.79%
Vanessa J. Castagna	9,220		*
Stephen C. Neal	9,220		*
Patricia Salas Pineda	6,461		*
Fernando Aguirre	858		*
Charles V. Bergh	—		—
Varun Bhatia	—		—
James Curleigh	—		—
Robert A. Eckert	—		—
Seth Ellison	—		—
Seth R. Jaffe	—		—
David Love	—		—
Joelle Maher	—		—
Anne Rohosy	—		—
Harmit Singh(5)	—		—
Blake Jorgensen(6)	7,891		—
Aaron Boey(6)	—		—
Directors and executive officers as a group (16 persons)	10,004,765		26.75%

* Less than 0.01%.
_____________

(1)
Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities. Includes an aggregate of 1,049,518 shares held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of his children, grandchildren and stepchildren. Mr. Haas disclaims beneficial ownership of all the foregoing shares. Also includes 2,000,000 shares of common stock pledged to a third-party as collateral for a loan.

(2)
Includes 1,005,786 shares held in custodial accounts or trusts and a limited liability company, of which Ms. Haas is custodian, trustee or managing member, respectively, for the benefit of Ms. Haas' son. Includes 886,122 shares held by the Margaret E. Haas Fund and 84,468 shares held by the Lynx Foundation, of which Ms. Haas is a board member, for the benefit of charitable entities. Ms. Haas disclaims beneficial ownership of all of the foregoing shares.

(3)
Includes an aggregate of 270,151 shares owned by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of all of the foregoing shares.

(4)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas' ownership amounts as referenced above.

(5)	Executive Vice President & Chief Financial Officer effective January 16, 2013.

(6)	Was a Named Executive Officer during Fiscal 2012, but was no longer with the Company as of February 4, 2013.

Equity Compensation Plan Information
The following table sets forth certain information, as of November 25, 2012, with respect to the EIP, our only equity compensation plan. This plan was approved by our stockholders. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
1,642,545	228,314	$32.50	357,581
_____________

(1)	Includes only dilutive SARs.

(2)
Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 25, 2012, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third-party.

(3)
Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of securities to be issued upon exercise of outstanding dilutive SARs, less shares issued in connection with converted RSUs; does not reflect 72,479 securities expected to be issued in the future upon conversion of outstanding RSUs. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

Stockholders' Agreement
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives and are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement, which expires in April 2016, limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Robert D. Haas, a director and Chairman Emeritus of our board of directors, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2012, we donated $2.8 million to the Levi Strauss Foundation.
Peter E. Haas Jr., a director of the Company, is the President of the Red Tab Foundation, which is not a consolidated entity of the Company. During 2012, the Company donated $0.1 million to the Red Tab Foundation.
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
Director Independence Policy
Although our shares are not registered on a national securities exchange, we review and take into consideration the director independence criteria required by both the New York Stock Exchange and the NASDAQ Stock Market in determining the independence of our directors on an annual basis. In addition, the charters of our board committees prohibit members from having any relationship that would interfere with the exercise of their independence from management and the Company. The fact that a director may own stock in the Company is not, by itself, considered an "interference" with independence under the committee charters. Family stockholders or other family member directors are not eligible for membership on the Audit Committee. These independence standards are disclosed on our website at http://www.levistrauss.com/investors/corporate-governance. Except as described below, all of our directors are independent under the independence criteria required by the New York Stock Exchange and the NASDAQ Stock Market.

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
Engagement of the independent registered public accounting firm.  The audit committee is responsible for approving every engagement of our independent registered public accounting firm to perform audit or non-audit services for us before being engaged to provide those services. The audit committee's pre-approval policy provides as follows:

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
Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2012 and 2011:

	Year Ended
	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Services provided:
Audit fees(1)	$4,824	$4,788
Audit-related fees(2)	—	288
Tax fees	598	516
All other fees(3)	90	—
Total fees	$5,512	$5,592
_____________

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Principally comprised of fees related to controls and compliance reviews on our enterprise resource planning system.

(3)	Consist of fees for other permissible services other than the services reported above.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 List the following documents filed as a part of the report:

1. Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Deficit and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2012.

4.1
Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2
Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 7, 2010.

4.3
Indenture relating to the 6.875% Senior Notes due 2022, dated as of May 8, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

10.1
Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Excess Benefit Restoration Plan. Incorporated by reference as Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference as Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference as Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective November 29, 2010. Incorporated by reference as Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.6	Annual Incentive Plan, effective November 29, 2010. Incorporated by reference as Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.7	Annual Incentive Plan, effective November 28, 2011. Incorporated by reference as Exhibit 10.9 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8
Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference as Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9
First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference as Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.10	2006 Equity Incentive Plan, amended as of December 8, 2011. Incorporated by reference as Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.11
Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.12	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.13
Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2007.

10.14	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.15
Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.16
Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.17
Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.18
Credit Agreement, dated as of September 30, 2011, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Filed herewith.

10.19	U.S. Security Agreement, dated September 30, 2011, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Filed herewith.

10.20
Separation Agreement and Release of All Claims between Robert Hanson and the Company, dated October 31, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 3, 2011.*

10.21
Separation Agreement and Release of All Claims between Aaron Boey and the Company, dated October 4, 2012. Incorporated by reference as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission October 5, 2012.*

10.22
Employment Offer Letter between Harmit Singh and the Company, dated December 10, 2012. Incorporated by reference as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.23
Amendment to Employment Agreement, effective as of May 8, 2012, between Levi Strauss & Co. and Charles V. Bergh. Incorporated by reference as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference as Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.
* Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 25, 2012	$22,684	$5,024	$6,970	$20,738
November 27, 2011	$24,617	$4,634	$6,567	$22,684
November 28, 2010	$22,523	$7,536	$5,442	$24,617

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 25, 2012	$51,023	$161,620	$172,068	$40,575
November 27, 2011	$47,691	$139,068	$135,736	$51,023
November 28, 2010	$33,106	$133,012	$118,427	$47,691

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 25, 2012	$102,359	$254,556	$254,554	$102,361
November 27, 2011	$90,560	$277,016	$265,217	$102,359
November 28, 2010	$85,627	$274,903	$269,970	$90,560

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 25, 2012	$98,736	$(1,329)	$22,951	$74,456
November 27, 2011	$97,026	$(2,421)	$(4,131)	$98,736
November 28, 2010	$72,986	$28,278	$4,238	$97,026
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 7, 2013		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer
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

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date:	February 7, 2013
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	February 7, 2013
Charles V. Bergh	Chief Executive Officer

/s/ ROBERT D. HAAS	Director, Chairman Emeritus	Date:	February 7, 2013
Robert D. Haas

/s/ FERNANDO AGUIRRE	Director	Date:	February 7, 2013
Fernando Aguirre

/s/ TROY ALSTEAD	Director	Date:	February 7, 2013
Troy Alstead

/s/ VANESSA J. CASTAGNA	Director	Date:	February 7, 2013
Vanessa J. Castagna

/s/ ROBERT A. ECKERT	Director	Date:	February 7, 2013
Robert A. Eckert

/s/ PETER E. HAAS JR.	Director	Date:	February 7, 2013
Peter E. Haas Jr.

/s/ PATRICIA SALAS PINEDA	Director	Date:	February 7, 2013
Patricia Salas Pineda

/s/ HEIDI L. MANES	Vice President and Controller	Date:	February 7, 2013
Heidi L. Manes	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION
We will furnish our 2012 annual report and proxy statement to our stockholders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2012.

4.1
Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2
Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 7, 2010.

4.3
Indenture relating to the 6.875% Senior Notes due 2022, dated as of May 8, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.

10.1
Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Excess Benefit Restoration Plan. Incorporated by reference as Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference as Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference as Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective November 29, 2010. Incorporated by reference as Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.6	Annual Incentive Plan, effective November 29, 2010. Incorporated by reference as Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.7	Annual Incentive Plan, effective November 28, 2011. Incorporated by reference as Exhibit 10.9 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8
Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference as Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9
First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference as Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.10	2006 Equity Incentive Plan, amended as of December 8, 2011. Incorporated by reference as Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.11
Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.12	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.13
Term Loan Agreement, dated as of March 27, 2007, among Levi Strauss & Co., the lenders and other financial institutions party thereto and Bank of America, N.A. as administrative agent. Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2007.

10.14	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.15
Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.16
Employment Agreement between the Company and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.17
Transition Services, Separation Agreement and Release of All Claims between John Anderson and the Company, dated June 16, 2011. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.18
Credit Agreement, dated as of September 30, 2011, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Filed herewith.

10.19	U.S. Security Agreement, dated September 30, 2011, by Levi Strauss & Co. and certain subsidiaries of Levi Strauss & Co. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Filed herewith.

10.20
Separation Agreement and Release of All Claims between Robert Hanson and the Company, dated October 31, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 3, 2011.*

10.21
Separation Agreement and Release of All Claims between Aaron Boey and the Company, dated October 4, 2012. Incorporated by reference as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission October 5, 2012.*

10.22
Employment Offer Letter between Harmit Singh and the Company, dated December 10, 2012. Incorporated by reference as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.23
Amendment to Employment Agreement, effective as of May 8, 2012, between Levi Strauss & Co. and Charles V. Bergh. Incorporated by reference as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference as Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant. Filed herewith.

24	Power of Attorney. Contained in signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.

* Management contract, compensatory plan or arrangement.