Form 10-Q
period 2013-02-24
LEVI STRAUSS & CO
filed 2013-04-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 24, 2013
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
Common Stock $.01 par value — 37,397,437 shares outstanding on April 4, 2013

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 24, 2013	November 25, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$449,596	$406,134
Trade receivables, net of allowance for doubtful accounts of $21,939 and $20,738	398,990	500,672
Inventories:
Raw materials	4,677	5,312
Work-in-process	5,788	9,558
Finished goods	561,583	503,990
Total inventories	572,048	518,860
Deferred tax assets, net	114,341	116,224
Other current assets	125,557	136,483
Total current assets	1,660,532	1,678,373
Property, plant and equipment, net of accumulated depreciation of $785,626 and $782,766	451,027	458,807
Goodwill	240,499	239,971
Other intangible assets, net	57,126	59,909
Non-current deferred tax assets, net	615,075	612,916
Other non-current assets	122,570	120,101
Total assets	$3,146,829	$3,170,077

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$81,424	$59,759
Current maturities of capital leases	1,395	1,760
Accounts payable	246,277	225,726
Other accrued liabilities	219,398	263,575
Accrued salaries, wages and employee benefits	165,126	223,850
Accrued interest payable	30,068	5,471
Accrued income taxes	50,378	16,739
Total current liabilities	794,066	796,880
Long-term debt	1,598,270	1,669,452
Long-term capital leases	210	262
Postretirement medical benefits	138,316	140,958
Pension liability	471,030	492,396
Long-term employee related benefits	63,874	62,529
Long-term income tax liabilities	35,764	40,356
Other long-term liabilities	59,477	60,869
Total liabilities	3,161,007	3,263,702
Commitments and contingencies
Temporary equity	10,102	7,883

Stockholders’ Deficit:
Levi Strauss & Co. stockholders’ deficit
Common stock — $.01 par value; 270,000,000 shares authorized; 37,398,181 shares and 37,392,343 shares issued and outstanding	374	374
Additional paid-in capital	32,582	33,365
Retained earnings	355,919	273,975
Accumulated other comprehensive loss	(417,762)	(414,635)
Total Levi Strauss & Co. stockholders’ deficit	(28,887)	(106,921)
Noncontrolling interest	4,607	5,413
Total stockholders’ deficit	(24,280)	(101,508)
Total liabilities, temporary equity and stockholders’ deficit	$3,146,829	$3,170,077
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 24, 2013	February 26, 2012
	(Dollars in thousands) (Unaudited)
Net revenues	$1,146,678	$1,164,961
Cost of goods sold	554,800	616,167
Gross profit	591,878	548,794
Selling, general and administrative expenses	410,423	438,583
Operating income	181,455	110,211
Interest expense	(32,157)	(38,573)
Loss on early extinguishment of debt	(114)	—
Other income, net	6,066	1,172
Income before income taxes	155,250	72,810
Income tax expense	48,375	23,513
Net income	106,875	49,297
Net loss (income) attributable to noncontrolling interest	145	(79)
Net income attributable to Levi Strauss & Co.	$107,020	$49,218

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 24, 2013	February 26, 2012
	(Dollars in thousands) (Unaudited)
Net income	$106,875	$49,297
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	3,909	296
Net investment hedge (losses) gains	(3,638)	525
Foreign currency translation (losses) gains	(3,097)	7,424
Unrealized (loss) gain on marketable securities	(962)	1,268
Total other comprehensive (loss) income	(3,788)	9,513
Comprehensive income	103,087	58,810
Comprehensive loss attributable to noncontrolling interest	(806)	(254)
Comprehensive income attributable to Levi Strauss & Co.	$103,893	$59,064

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 24, 2013	February 26, 2012
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$106,875	$49,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,368	31,218
Asset impairments	835	58
Gain on disposal of property, plant and equipment	(149)	(88)
Unrealized foreign exchange gains	(6,189)	(1,639)
Realized loss on settlement of forward foreign exchange contracts not designated for hedge accounting	2,710	3,485
Employee benefit plans’ amortization from accumulated other comprehensive loss	5,767	373
Employee benefit plans’ curtailment gain, net	—	(773)
Noncash loss on extinguishment of debt	114	—
Amortization of deferred debt issuance costs	1,066	1,110
Stock-based compensation	1,435	1,214
Allowance for doubtful accounts	2,153	2,919
Change in operating assets and liabilities:
Trade receivables	97,437	118,185
Inventories	(56,050)	(29,961)
Other current assets	12,471	(17,713)
Other non-current assets	(6,629)	(1,744)
Accounts payable and other accrued liabilities	2,859	26,711
Income tax liabilities	34,212	11,764
Accrued salaries, wages and employee benefits and long-term employee related benefits	(83,244)	(90,766)
Other long-term liabilities	(1,093)	1,049
Other, net	106	94
Net cash provided by operating activities	143,054	104,793
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(20,883)	(17,291)
Proceeds from sale of property, plant and equipment	45	117
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(2,710)	(3,485)
Net cash used for investing activities	(23,548)	(20,659)
Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(50,450)	(458)
Proceeds from senior revolving credit facility	—	50,000
Repayments of senior revolving credit facility	—	(110,000)
Short-term borrowings, net	(347)	7,754
Debt issuance costs	—	(51)
Restricted cash	(127)	(305)
Repurchase of common stock	—	(479)
Dividend to stockholders	(25,076)	—
Net cash used for financing activities	(76,000)	(53,539)
Effect of exchange rate changes on cash and cash equivalents	(44)	3,183
Net increase in cash and cash equivalents	43,462	33,778
Beginning cash and cash equivalents	406,134	204,542
Ending cash and cash equivalents	$449,596	$238,320

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$4,580	$5,796
Income taxes	(15,376)	4,077

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013
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
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 25, 2012, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 7, 2013.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 24, 2013, may not be indicative of the results to be expected for any other interim period or the year ending November 24, 2013.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2013 and 2012 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
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
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2012 Annual Report on Form 10-K, except for the following:
First Quarter of 2015

•
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," ("ASU 2013-05"). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 24, 2013			November 25, 2012
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$21,557	$21,557	$—	$20,322	$20,322	$—
Forward foreign exchange contracts, net(3)	9,156	—	9,156	5,792	—	5,792
Total	$30,713	$21,557	$9,156	$26,114	$20,322	$5,792
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$6,416	$—	$6,416	$3,018	$—	$3,018
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 24, 2013		November 25, 2012
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior term loan due 2014	$274,936	$275,622	$324,890	$324,484
4.25% Yen-denominated Eurobonds due 2016	43,591	42,840	48,656	47,201
7.75% Euro senior notes due 2018	404,190	435,844	387,433	416,422
7.625% senior notes due 2020	536,120	582,714	526,223	572,161
6.875% senior notes due 2022	393,382	425,625	386,838	404,163
Short-term borrowings	56,785	56,785	59,861	59,861
Total	$1,709,004	$1,819,430	$1,733,901	$1,824,292
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of February 24, 2013, the Company had forward foreign exchange contracts to buy $660.0 million and to sell $373.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through July 2014.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 24, 2013			November 25, 2012
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$11,639	$(2,483)	$9,156	$7,131	$(1,339)	$5,792
Forward foreign exchange contracts(2)	2,554	(8,970)	(6,416)	5,183	(8,201)	(3,018)
Total	$14,193	$(11,453)		$12,314	$(9,540)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(24,919)		$—	$(28,135)
7.75% Euro senior notes due 2018	—	(395,670)		—	(386,520)
Total	$—	$(420,589)		$—	$(414,655)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income, net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income, net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended
	February 24, 2013	November 25, 2012	February 24, 2013	February 26, 2012
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(23,070)	(26,285)	$2,328	$2,606
7.75% Euro senior notes due 2018	(18,601)	(9,451)	—	—
Cumulative income taxes	14,543	12,246
Total	$(22,491)	$(18,853)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income, net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended
	February 24, 2013	February 26, 2012
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(2,710)	$(3,485)
Unrealized	(109)	(11,767)
Total	$(2,819)	$(15,252)

NOTE 4: DEBT

	February 24, 2013	November 25, 2012
	(Dollars in thousands)

Long-term debt
Unsecured:
Senior term loan due 2014	$249,636	$324,424
4.25% Yen-denominated Eurobonds due 2016	42,964	48,508
7.75% Euro senior notes due 2018	395,670	386,520
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	385,000	385,000
Total unsecured	1,598,270	1,669,452
Total long-term debt	$1,598,270	$1,669,452
Short-term debt
Senior term loan due 2014	$24,964	$—
Short-term borrowings	56,460	59,759
Total short-term debt	$81,424	$59,759
Total long-term and short-term debt	$1,679,694	$1,729,211

Senior Term Loan due 2014

During the three months ended February 24, 2013, the Company prepaid $50.0 million of the Senior Term Loan due 2014. After the quarter-end, the Company prepaid another $25.0 million bringing the aggregate year-to-date prepayment amount to $75.0 million. Subsequently, the remaining balance of the Senior Term Loan due 2014 was repaid in full with the proceeds of the notes issued on March 14, 2013, and cash on hand. See “Subsequent Event – Additional Issuance of Senior Notes due 2022” below.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

Subsequent Event – Additional Issuance of Senior Notes due 2022

Additional Senior Notes due 2022. On March 14, 2013, the Company issued an additional $140.0 million in 6.875% senior notes due 2022 (the “Additional Senior Notes due 2022”) to qualified institutional buyers in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The Additional Senior Notes due 2022 are treated as a single series with the $385.0 million aggregate principal amount of 6.875% senior notes due 2022 the Company issued in May 2012 (the “Existing Senior Notes due 2022”) and have substantially the same terms as those of the Existing Senior Notes due 2022, except that the Additional Senior Notes due 2022 are subject to a registration rights agreement and until they are registered and exchanged for registered notes, the Additional Senior Notes due 2022 will not be fungible with the Existing Senior Notes due 2022.

Pursuant to the registration rights agreement, the Company is required to conduct an exchange offer in order to allow holders of the Additional Senior Notes due 2022 to exchange their notes for exchange notes in the same principal amount and with substantially identical terms, except that the exchange notes will be registered under the Securities Act.

The Additional Senior Notes due 2022, the Existing Senior Notes due 2022, and the exchange notes will be treated as a single class for all purposes under the indenture governing the Company's Existing Senior Notes due 2022, including without limitation, the covenants, events of default, asset sale, change of control, covenant suspension and other terms. The Additional Senior Notes due 2022 were offered at a premium of $11.2 million, which will be amortized to interest expense over the term of the notes. Costs of approximately $2.6 million associated with the issuance of the notes, representing underwriting fees and other expenses, will also be amortized to interest expense over the term of the notes.

Use of Proceeds. The Company used the net proceeds from the offering, together with cash on hand, to prepay in full its Senior Term Loan due 2014.
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $573.7 million at February 24, 2013, as the Company’s total availability of $656.0 million was reduced by $82.3 million of letters of credit and other credit usage allocated under the facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 24, 2013, was 6.91% as compared to 6.99% in the same period of 2012.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$2,281	$2,247	$94	$99
Interest cost	13,066	14,413	1,239	1,659
Expected return on plan assets	(14,014)	(13,009)	—	—
Amortization of prior service benefit	(20)	(20)	(122)	(4,089)
Amortization of actuarial loss	4,218	3,142	1,691	1,289
Curtailment gain	—	(773)	—	—
Net settlement loss	45	107	—	—
Net periodic benefit cost (income)	5,576	6,107	2,902	(1,042)
Changes in accumulated other comprehensive loss:
Actuarial gain	—	(4)	—	—
Amortization of prior service benefit	20	20	122	4,089
Amortization of actuarial loss	(4,218)	(3,142)	(1,691)	(1,289)
Curtailment loss	(440)	(1)	—	—
Net settlement loss	—	(51)	—	—
Total recognized in accumulated other comprehensive loss	(4,638)	(3,178)	(1,569)	2,800
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$938	$2,929	$1,333	$1,758

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
Other Contingencies
Litigation.    There have been no material developments with respect to the information previously reported in the Company’s 2012 Annual Report on Form 10-K related to legal proceedings.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

NOTE 7: DIVIDEND PAYMENT
The Company paid a cash dividend of $25.1 million in the first quarter of 2013. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company's Board of Directors depending upon, among other factors, the income tax impact to the dividend recipients, the Company's financial condition and compliance with the terms of the Company's debt agreements.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	February 24, 2013	November 25, 2012
	(Dollars in thousands)
Pension and postretirement benefits	$(327,052)	$(330,961)
Net investment hedge losses	(22,491)	(18,853)
Foreign currency translation losses	(58,520)	(55,423)
Unrealized gain on marketable securities	52	1,014
Accumulated other comprehensive loss	(408,011)	(404,223)
Accumulated other comprehensive income attributable to noncontrolling interest	9,751	10,412
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(417,762)	$(414,635)

NOTE 9: OTHER INCOME, NET
The following table summarizes significant components of “Other income, net”:

	Three Months Ended
	February 24, 2013	February 26, 2012
	(Dollars in thousands)
Foreign exchange management losses	$(2,819)	$(15,252)
Foreign currency transaction gains	4,398	15,441
Interest income	391	347
Investment income	2,805	127
Other	1,291	509
Total other income, net	$6,066	$1,172

NOTE 10: INCOME TAXES
The effective income tax rate was 31.2% for the three months ended February 24, 2013, compared to 32.3% for the same period ended February 26, 2012. The decrease in the effective tax rate in 2013 is primarily a result of a favorable change in the projected mix of earnings in jurisdictions with lower effective tax rates.

NOTE 11: RELATED PARTIES
Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three-month period ended February 24, 2013, the Company donated $3.1 million to the Levi Strauss Foundation as compared to $0.3 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2013

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

Business segment information for the Company is as follows:

	Three Months Ended
	February 24, 2013	February 26, 2012
	(Dollars in thousands)
Net revenues:
Americas	$647,127	$647,294
Europe	296,587	289,452
Asia Pacific	202,964	228,215
Total net revenues	$1,146,678	$1,164,961
Operating income:
Americas	$132,463	$79,636
Europe	62,926	52,073
Asia Pacific	48,965	41,160
Regional operating income	244,354	172,869
Corporate expenses	62,899	62,658
Total operating income	181,455	110,211
Interest expense	(32,157)	(38,573)
Loss on early extinguishment of debt	(114)	—
Other income, net	6,066	1,172
Income before income taxes	$155,250	$72,810

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands around the world.
Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and nearly 1,800 franchised and other brand-dedicated stores outside of the United States. We also distribute our Levi’s® and Dockers® products through 505 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 24% of our net revenues in the three-month period of 2013, as compared to 21% in the same period in 2012. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia Pacific businesses, collectively, contributed approximately 44% of our net revenues and 46% of our regional operating income in the three-month period in 2013. Sales of Levi’s® brand products represented approximately 86% of our total net sales in the three-month period in 2013.
Trends Affecting Our Business
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
During the first quarter of 2013, economic challenges and uncertainty continued to impact retail performance in many markets around the world, including key markets in Asia Pacific and the southern markets of Europe. Generally, the mix of our business is shifting towards our global company-operated retail network, which continues to perform well, particularly in our outlets. Input costs for cotton in the products we sold during the quarter declined, and we expect this trend will continue at least through the first half of 2013. As compared to 2012, we expect an increase in our full-year advertising and promotion expense, and that our full-year gross margins will be closer to 50%.
Our First Quarter 2013 Results

•
Net revenues. Consolidated net revenues declined by 2% on both reported and constant-currency bases compared to the first quarter of 2012, reflecting the conditions in Asia Pacific and the licensing of our Levi's® brand boys business.

•
Operating income. Consolidated operating income increased by 65% compared to the first quarter of 2012 and operating margin improved to 16%, reflecting a higher gross margin and lower SG&A. Gross margin increased primarily due to the lower cost of cotton, while SG&A declined primarily due to a shift in the timing of our advertising and promotion campaigns.

•
Cash flows. Cash flows provided by operating activities were $143 million for the three-month period in 2013 as compared to $105 million for the same period in 2012, primarily reflecting a tax refund from State of California and lower funding of our pension plans.

Financial Information Presentation
Fiscal year.    Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2013 and 2012 consisted of 13 weeks.
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
Results of Operations for Three Months Ended February 24, 2013, as Compared to Same Period in 2012
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 24, 2013	February 26, 2012	% Increase (Decrease)	February 24, 2013	February 26, 2012
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,146.7	$1,165.0	(1.6)%	100.0%	100.0%
Cost of goods sold	554.8	616.2	(10.0)%	48.4%	52.9%
Gross profit	591.9	548.8	7.9%	51.6%	47.1%
Selling, general and administrative expenses	410.4	438.6	(6.4)%	35.8%	37.6%
Operating income	181.5	110.2	64.6%	15.8%	9.5%
Interest expense	(32.2)	(38.6)	(16.6)%	(2.8)%	(3.3)%
Loss on early extinguishment of debt	(0.1)	—	—	—	—
Other income, net	6.1	1.2	417.6%	0.5%	0.1%
Income before income taxes	155.3	72.8	113.2%	13.5%	6.2%
Income tax expense	48.4	23.5	105.7%	4.2%	2.0%
Net income	106.9	49.3	116.8%	9.3%	4.2%
Net loss (income) attributable to noncontrolling interest	0.1	(0.1)	(283.5)%	—	—
Net income attributable to Levi Strauss & Co.	$107.0	$49.2	117.4%	9.3%	4.2%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 24, 2013	February 26, 2012	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$647.1	$647.3	—	(0.2)%
Europe	296.6	289.5	2.5%	0.8%
Asia Pacific	203.0	228.2	(11.1)%	(9.8)%
Total net revenues	$1,146.7	$1,165.0	(1.6)%	(1.9)%
Total net revenues decreased on both reported and constant-currency bases for the three-month period ended February 24, 2013, as compared to the same prior year period.
Americas.    For the three-month period, net revenues in our Americas region were flat on reported and constant-currency bases, with currency affecting net revenues favorably by approximately $1 million.
Increased volumes in our retail stores, mainly at outlet and online stores, were offset by a decline in wholesale net revenues, reflecting lower sales of women's products and our decision to license the Levi's® brand boys business beginning in the third quarter of 2012.
Europe.    Net revenues in Europe increased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $5 million.
Net revenue growth reflecting improved performance and expansion of our company-operated retail network was offset by lower sales in our traditional wholesale channels, most notably in southern Europe.
Asia Pacific.    Net revenues in Asia Pacific declined on both reported and constant-currency bases for the three-month period, with currency affecting net revenues unfavorably by approximately $3 million.
The net revenues decline reflected lower Levi's® brand sales at wholesale and retail, due to challenging conditions in most markets in the region during the first quarter.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 24, 2013	February 26, 2012	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,146.7	$1,165.0	(1.6)%
Cost of goods sold	554.8	616.2	(10.0)%
Gross profit	$591.9	$548.8	7.9%
Gross margin	51.6%	47.1%
Gross margin primarily improved due to the benefit of the lower cost of cotton. Increased revenue contribution from our company-operated retail network and our decision in the third quarter of 2012 to license the Levi's® brand boys business in the Americas and to phase out the Denizen® brand in Asia Pacific also helped gross margin. Currency affected gross profit favorably by approximately $11 million.

Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 24, 2013	February 26, 2012	% Increase (Decrease)	February 24, 2013	February 26, 2012
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$178.7	$176.8	1.1%	15.6%	15.2%
Advertising and promotion	32.8	45.9	(28.5)%	2.9%	3.9%
Administration	87.5	95.3	(8.1)%	7.6%	8.2%
Other	111.4	120.6	(7.7)%	9.7%	10.4%
Total SG&A	$410.4	$438.6	(6.4)%	35.8%	37.6%

Currency had no significant impact on the decline in SG&A for the three-month period ended February 24, 2013, as compared to the same prior-year period.
Selling.   Selling expenses reflect costs such as rents and headcount associated with the support and continued expansion of our company-operated store network. We had 13 more company-operated stores at the end of the first quarter of 2013 than we did at the end of the first quarter of 2012.
Advertising and promotion.   The decline in advertising and promotion expenses primarily reflected a difference in the timing of our campaigns.
Administration.   The decline in administration expenses was primarily due to lower severance expenses.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs, all of which declined during the quarter as we continue to manage our spending.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 24, 2013	February 26, 2012	% Increase (Decrease)	February 24, 2013		February 26, 2012
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$132.5	$79.6	66.3%	20.5%		12.3%
Europe	62.9	52.1	20.8%	21.2%		18.0%
Asia Pacific	49.0	41.2	19.0%	24.1%		18.0%
Total regional operating income	244.4	172.9	41.4%	21.3%	*	14.8%	*
Corporate expenses	62.9	62.7	0.4%	5.5%	*	5.4%	*
Total operating income	$181.5	$110.2	64.6%	15.8%	*	9.5%	*
Operating margin	15.8%	9.5%
______________

* Percentage of consolidated net revenues
Currency favorably affected total operating income by approximately $11 million for the three-month period ended February 24, 2013.
Regional operating income.

•	Americas. The increase in operating income and operating margin primarily reflected the region's higher gross margin.

•	Europe. The increase in operating income and operating margin primarily reflected the region's lower SG&A and improved gross margin, as well as the favorable impact of currency.

•	Asia Pacific. The increase in operating income and operating margin was primarily driven by our decision to phase out the Denizen® brand in the region as well as the region's lower SG&A.
Corporate.    Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. As compared to the same prior-year period, lower severance expenses in the three-month period ended February 24, 2013, were offset by higher postretirement benefit plan costs, as the favorable impact of past plan amendments had substantially been fully recognized by the end of fiscal 2012.
Interest expense
Interest expense decreased to $32.2 million for the three-month period ended February 24, 2013, from $38.6 million for the same period in 2012. The decrease in interest expense was due to lower debt balances as a result of our debt refinancing activities during the second quarter of 2012, and lower interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for the three-month period ended February 24, 2013, was 6.91% as compared to 6.99% for the same period in 2012.
Income tax expense
Our effective income tax rate was 31.2% for the three months ended February 24, 2013, compared to 32.3% for the same period ended February 26, 2012. The decrease in our effective tax rate in 2013 is primarily a result of a favorable change in the projected mix of earnings in jurisdictions with lower effective tax rates.

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
As of February 24, 2013, we had no borrowings under the facility, and unused availability under the facility was $573.7 million, as our total availability of $656.0 million, based on collateral levels as defined by the agreement, was reduced by $82.3 million of other credit-related instruments.
As of February 24, 2013, we had cash and cash equivalents totaling approximately $449.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) in excess of $1.0 billion.
Subsequent to the end of the first quarter, on March 14, 2013, we issued an additional $140.0 million in 6.875% senior notes due 2022 (the “Additional Senior Notes due 2022”) to qualified institutional buyers in compliance with the Securities Act of 1933, as amended. These notes have the same terms and are part of the same series as the $385.0 million aggregate principal amount of 6.875% senior notes due 2022 (the “Existing Senior Notes due 2022”). See Note 4 to our unaudited consolidated financial statements included in this report for more information.
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
There have been no material changes to our estimated cash requirements for 2013 from those disclosed in our 2012 Annual Report on Form 10-K.

During the three months ended February 24, 2013, we prepaid $50.0 million of the Senior Term Loan due 2014; subsequent to the end of the quarter, we prepaid another $25.0 million for an aggregate prepayment amount of $75.0 million. We then used the proceeds from the March 14, 2013, issuance of the Additional Senior Notes due 2022, together with cash on hand, to prepay the remaining outstanding amount of the Senior Term Loan due 2014. See Note 4 to our unaudited consolidated financial statements included in this report for more information.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 24, 2013	February 26, 2012
	(Dollars in millions)
Cash provided by operating activities	$143.1	$104.8
Cash used for investing activities	(23.5)	(20.7)
Cash used for financing activities	(76.0)	(53.5)
Cash and cash equivalents	449.6	238.3
Cash flows from operating activities
Cash provided by operating activities was $143.1 million for the three-month period in 2013, as compared to $104.8 million for the same period in 2012. Cash provided by operating activities increased compared to the prior year due to a tax refund received from the State of California and lower funding of our pension plans. Lower cash received from customers, reflecting our lower beginning accounts receivable balance, was offset by less cash used for inventory, reflecting the lower cost of cotton.
Cash flows from investing activities
Cash used for investing activities was $23.5 million for the three-month period in 2013, as compared to $20.7 million for the same period in 2012. The increase in cash used for investing activities as compared to the prior year primarily reflects higher information technology spend.
Cash flows from financing activities
Cash used for financing activities was $76.0 million for the three-month period in 2013, as compared to $53.5 million for the same period in 2012. The increase in cash used in 2013 primarily related to the timing of our dividend payments to stockholders of $25.1 million as well as the $50.0 million prepayment of our Senior Term Loan due 2014 in the quarter.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.7 billion as of February 24, 2013, we had fixed-rate debt of approximately $1.4 billion (84% of total debt) and variable-rate debt of approximately $0.3 billion (16% of total debt). Subsequent to our refinancing actions in March 2013, our required aggregate debt principal payments on our unsecured long-term debt are $43.0 million in 2016, $395.7 million in 2018, and the remaining $1.1 billion in years after 2018. Short-term borrowings totaling $56.5 million as of February 24, 2013, are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2012 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2012 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 25, 2012, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix, and our ability to manage any resulting product transition costs;

•	our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points and shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry, on our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we do business.
Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2012 Annual Report on Form 10-K.

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
We updated our evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 24, 2013. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 24, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Litigation.    There have been no material developments with respect to the information previously reported in our 2012 Annual Report on Form 10-K related to legal proceedings.
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
There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 26, 2012, the Company issued 1,476 restricted stock units (“RSUs”) to members of the Board of Directors in connection with the dividend equivalent provisions of our 2006 Equity Incentive Plan. Also, on February 6, 2013, our board approved the award of stock appreciation rights (“SARs”) representing an aggregate of 1,189,388 shares of our common stock to certain of our executives. All of these awards were made under our 2006 Equity Incentive Plan.
SARs are granted with an exercise price equal to the fair market value of the common stock, as determined under the 2006 Equity Incentive Plan, on the date of grant. The SARs granted on February 6, 2013, were granted in three groups and are identical except as described below:

•
594,695 of the SARs, referred to as the service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on February 5, 2014, with the remaining 75% balance vesting at a rate of 75%/36 months (2.08% per month) commencing February 6, 2014, and ending January 6, 2017;

•
396,463 of the SARs, referred to as the base-performance SARs, will vest in full at the end of three years if the Company achieves certain operating income and net revenue growth over fiscal years 2013, 2014 and 2015, with the performance to be determined by the board on or before March 1, 2016;

•
198,230 of the SARs, referred to as the stretch-performance SARs, have the same vesting term and conditions as the base-performance SARs but also require as a condition to vesting that the Company's common stock have a fair market value of not less than Fifty Dollars ($50) per share at the time of the board's performance determination.

Upon the exercise of any SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised.
We will not receive any proceeds from the issuance or vesting of RSUs or SARs nor upon the exercise of the SARs. The RSUs and SARs were granted under Section 4(2) of the Securities Act of 1933, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We are a privately-held corporation; there is no public trading of our common stock. As of April 4, 2013, we had 37,397,437 shares outstanding.

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

Date:	April 9, 2013		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HEIDI L. MANES
Heidi L. Manes Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.