Form 10-Q
period 2013-05-26
LEVI STRAUSS & CO
filed 2013-07-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 26, 2013
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
Common Stock $.01 par value — 37,399,086 shares outstanding on July 3, 2013

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 26, 2013	November 25, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$389,785	$406,134
Trade receivables, net of allowance for doubtful accounts of $21,117 and $20,738	342,863	500,672
Inventories:
Raw materials	4,013	5,312
Work-in-process	6,580	9,558
Finished goods	528,900	503,990
Total inventories	539,493	518,860
Deferred tax assets, net	114,677	116,224
Other current assets	130,687	136,483
Total current assets	1,517,505	1,678,373
Property, plant and equipment, net of accumulated depreciation of $782,200 and $782,766	445,887	458,807
Goodwill	239,797	239,971
Other intangible assets, net	53,991	59,909
Non-current deferred tax assets, net	607,177	612,916
Other non-current assets	116,415	120,101
Total assets	$2,980,772	$3,170,077

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$54,370	$59,759
Current maturities of capital leases	987	1,760
Accounts payable	208,121	225,726
Other accrued liabilities	189,330	263,575
Accrued salaries, wages and employee benefits	176,291	223,850
Accrued interest payable	6,152	5,471
Accrued income taxes	50,672	16,739
Total current liabilities	685,923	796,880
Long-term debt	1,488,060	1,669,452
Long-term capital leases	4,382	262
Postretirement medical benefits	137,153	140,958
Pension liability	467,586	492,396
Long-term employee related benefits	67,057	62,529
Long-term income tax liabilities	30,812	40,356
Other long-term liabilities	59,623	60,869
Total liabilities	2,940,596	3,263,702
Commitments and contingencies
Temporary equity	26,262	7,883

Stockholders’ Equity (Deficit):
Levi Strauss & Co. stockholders’ equity (deficit)
Common stock — $.01 par value; 270,000,000 shares authorized; 37,397,437 shares and 37,392,343 shares issued and outstanding	374	374
Additional paid-in capital	18,169	33,365
Retained earnings	403,713	273,975
Accumulated other comprehensive loss	(412,561)	(414,635)
Total Levi Strauss & Co. stockholders’ equity (deficit)	9,695	(106,921)
Noncontrolling interest	4,219	5,413
Total stockholders’ equity (deficit)	13,914	(101,508)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$2,980,772	$3,170,077
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands) (Unaudited)
Net revenues	$1,098,898	$1,047,157	$2,245,576	$2,212,118
Cost of goods sold	550,187	566,471	1,104,987	1,182,638
Gross profit	548,711	480,686	1,140,589	1,029,480
Selling, general and administrative expenses	449,074	435,056	859,497	873,639
Operating income	99,637	45,630	281,092	155,841
Interest expense	(32,883)	(32,411)	(65,040)	(70,984)
Loss on early extinguishment of debt	(575)	(8,206)	(689)	(8,206)
Other income (expense), net	(830)	10,697	5,236	11,869
Income before income taxes	65,349	15,710	220,599	88,520
Income tax expense	17,140	2,467	65,515	25,980
Net income	48,209	13,243	155,084	62,540
Net (income) loss attributable to noncontrolling interest	(60)	(10)	85	(89)
Net income attributable to Levi Strauss & Co.	$48,149	$13,233	$155,169	$62,451

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands) (Unaudited)
Net income	$48,209	$13,243	$155,084	$62,540
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	3,199	321	7,108	617
Net investment hedge gains	6,039	15,320	2,401	15,845
Foreign currency translation losses	(5,076)	(25,068)	(8,173)	(17,644)
Unrealized gain (loss) on marketable securities	592	(449)	(370)	819
Total other comprehensive income (loss)	4,754	(9,876)	966	(363)
Comprehensive income	52,963	3,367	156,050	62,177
Comprehensive (loss) income attributable to noncontrolling interest	(387)	53	(1,193)	(201)
Comprehensive income attributable to Levi Strauss & Co.	$53,350	$3,314	$157,243	$62,378

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 26, 2013	May 27, 2012
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$155,084	$62,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,263	62,777
Asset impairments	1,091	233
Gain on disposal of property, plant and equipment	(144)	(151)
Unrealized foreign exchange gains	(11,048)	(19,463)
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	6,197	(2,530)
Employee benefit plans’ amortization from accumulated other comprehensive loss	11,717	858
Employee benefit plans’ curtailment gain, net	(510)	(995)
Noncash loss (gain) on extinguishment of debt	689	(3,643)
Amortization of deferred debt issuance costs	2,143	2,223
Stock-based compensation	3,246	2,542
Allowance for doubtful accounts	2,367	3,740
Change in operating assets and liabilities:
Trade receivables	156,324	280,568
Inventories	(20,949)	95,336
Other current assets	7,767	18,322
Other non-current assets	(289)	(4,557)
Accounts payable and other accrued liabilities	(84,347)	(73,242)
Income tax liabilities	30,196	(3,483)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(72,422)	(95,576)
Other long-term liabilities	10,004	1,866
Other, net	(180)	259
Net cash provided by operating activities	254,199	327,624
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(41,891)	(36,571)
Proceeds from sale of property, plant and equipment	147	202
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(6,197)	2,530
Net cash used for investing activities	(47,941)	(33,839)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	140,000	385,000
Repayments of long-term debt and capital leases	(325,820)	(407,203)
Proceeds from senior revolving credit facility	—	50,000
Repayments of senior revolving credit facility	—	(220,000)
Short-term borrowings, net	(4,774)	6,566
Debt issuance costs	(2,412)	(6,972)
Restricted cash	(65)	969
Repurchase of common stock	(365)	(479)
Dividend to stockholders	(25,076)	(20,036)
Net cash used for financing activities	(218,512)	(212,155)
Effect of exchange rate changes on cash and cash equivalents	(4,095)	(8,279)
Net (decrease) increase in cash and cash equivalents	(16,349)	73,351
Beginning cash and cash equivalents	406,134	204,542
Ending cash and cash equivalents	$389,785	$277,893

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$58,520	$68,466
Income taxes	13,948	22,306

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Company operates its business through three geographic regions: Americas, Europe and Asia Pacific.
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 26, 2013, may not be indicative of the results to be expected for any other interim period or the year ending November 24, 2013.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2013 and 2012 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.
Temporary Equity
Equity-classified stock-based compensation awards that may be settled in cash, at the option of the holder, are presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets includes the portion of the intrinsic value of these awards relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the Company's 2006 Equity Incentive Plan ("EIP"). The increase in temporary equity from the year ended November 25, 2012, to May 26, 2013, was due to an increase in the fair value of the Company's common stock.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2012 Annual Report on Form 10-K, except for the following, which have been grouped by their required effective dates for the Company:
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

•
In April 2013, the FASB issued Accounting Standards Update No. 2013-07, "Liquidation Basis of Accounting," ("ASU 2013-07"). The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any indications that liquidation is imminent.

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 26, 2013			November 25, 2012
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$22,523	$22,523	$—	$20,322	$20,322	$—
Forward foreign exchange contracts, net(3)	11,080	—	11,080	5,792	—	5,792
Total	$33,603	$22,523	$11,080	$26,114	$20,322	$5,792
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$2,221	$—	$2,221	$3,018	$—	$3,018
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
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 26, 2013		November 25, 2012
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior term loan due 2014	$—	$—	$324,890	$324,484
4.25% Yen-denominated Eurobonds due 2016	39,334	40,363	48,656	47,201
7.75% Euro senior notes due 2018	388,998	421,007	387,433	416,422
7.625% senior notes due 2020	526,335	588,678	526,223	572,161
6.875% senior notes due 2022	538,465	602,769	386,838	404,163
Short-term borrowings	54,694	54,694	59,861	59,861
Total	$1,547,826	$1,707,511	$1,733,901	$1,824,292
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 26, 2013, the Company had forward foreign exchange contracts to buy $577.7 million and to sell $309.8 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through July 2014.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 26, 2013			November 25, 2012
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$17,987	$(6,907)	$11,080	$7,131	$(1,339)	$5,792
Forward foreign exchange contracts(2)	2,753	(4,974)	(2,221)	5,183	(8,201)	(3,018)
Total	$20,740	$(11,881)		$12,314	$(9,540)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(22,743)		$—	$(28,135)
7.75% Euro senior notes due 2018	—	(387,990)		—	(386,520)
Total	$—	$(410,733)		$—	$(414,655)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 26, 2013	November 25, 2012	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(20,893)	(26,285)	$1,576	$(83)	$3,904	$2,523
7.75% Euro senior notes due 2018	(10,921)	(9,451)	—	—	—	—
Cumulative income taxes	10,725	12,246
Total	$(16,452)	$(18,853)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Six Months Ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(3,487)	$6,015	$(6,197)	$2,530
Unrealized	6,277	15,318	6,169	3,551
Total	$2,790	$21,333	$(28)	$6,081

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

NOTE 4: DEBT

	May 26, 2013	November 25, 2012
	(Dollars in thousands)

Long-term debt
Unsecured:
Senior term loan due 2014	$—	$324,424
4.25% Yen-denominated Eurobonds due 2016	39,212	48,508
7.75% Euro senior notes due 2018	387,990	386,520
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	535,858	385,000
Total unsecured	1,488,060	1,669,452
Total long-term debt	$1,488,060	$1,669,452
Short-term debt
Short-term borrowings	$54,370	$59,759
Total short-term debt	$54,370	$59,759
Total long-term and short-term debt	$1,542,430	$1,729,211
Senior Term Loan due 2014
During the three months ended May 26, 2013, the Company repaid in full the remaining balance of its Senior Term Loan due 2014 with the proceeds of the notes issued on March 14, 2013, and cash on hand. See “Additional Issuance of Senior Notes due 2022” below.
Additional Issuance of Senior Notes due 2022
Additional Senior Notes due 2022. On March 14, 2013, the Company issued an additional $140.0 million in 6.875% senior notes due 2022 (the “Additional Senior Notes due 2022”) to qualified institutional buyers in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The Additional Senior Notes due 2022 have the same terms and are part of the same series as the $385.0 million aggregate principal amount of 6.875% senior notes due 2022 the Company issued in May 2012 (the “Existing Senior Notes due 2022”). The Additional Senior Notes due 2022 were offered at a premium of $11.2 million, which will be amortized to interest expense over the term of the notes. Costs of approximately $2.6 million associated with the issuance of the notes, representing underwriting fees and other expenses, will also be amortized to interest expense over the term of the notes.
Exchange offer. In accordance with a registration rights agreement, the Company conducted an exchange offer to allow holders of the Additional Senior Notes due 2022 to exchange the Additional Senior Notes due 2022 for new notes in the same principal amount with substantially identical terms ("Exchange Notes"), except that the Exchange Notes were registered under the Securities Act. The exchange offer expired at 5:00 p.m. on New York City time on June 11, 2013, and all of the Additional Senior Notes due 2022 were exchanged.
Covenants. The Exchange Notes and the Existing Senior Notes due 2022 will be treated as a single class for all purposes under the indenture governing the Company's Existing Senior Notes due 2022, including without limitation, the covenants, events of default, asset sale, change of control, covenant suspension and other terms.
Use of Proceeds. The Company used the net proceeds from the offering, together with cash on hand, to prepay in full its Senior Term Loan due 2014. The Company recorded a $0.7 million loss on the early extinguishment of debt, which was comprised of the write-off of the remaining unamortized discount and unamortized debt issuance costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $558.9 million at May 26, 2013, as the Company’s total availability of $627.5 million was reduced by $68.6 million of letters of credit and other credit usage allocated under the facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 26, 2013, was 7.70% and 7.29%, respectively, as compared to 7.17% and 7.08%, respectively, in each of the same periods of 2012.

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$2,215	$2,247	$94	$100
Interest cost	12,994	14,435	1,240	1,658
Expected return on plan assets	(13,946)	(13,108)	—	—
Amortization of prior service benefit	(17)	(21)	(122)	(4,089)
Amortization of actuarial loss	4,213	3,161	1,692	1,289
Curtailment gain	(510)	(222)	—	—
Net settlement loss	584	310	—	—
Net periodic benefit cost (income)	5,533	6,802	2,904	(1,042)
Changes in accumulated other comprehensive loss:
Actuarial loss	—	74	—	—
Amortization of prior service benefit	17	21	122	4,089
Amortization of actuarial loss	(4,213)	(3,161)	(1,692)	(1,289)
Curtailment gain	949	—	—	—
Net settlement loss	(184)	(145)	—	—
Total recognized in accumulated other comprehensive loss	(3,431)	(3,211)	(1,570)	2,800
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$2,102	$3,591	$1,334	$1,758

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$4,496	$4,494	$188	$199
Interest cost	26,060	28,848	2,479	3,317
Expected return on plan assets	(27,960)	(26,117)	—	—
Amortization of prior service benefit	(37)	(41)	(244)	(8,178)
Amortization of actuarial loss	8,431	6,303	3,383	2,578
Curtailment gain	(510)	(995)	—	—
Net settlement loss	629	417	—	—
Net periodic benefit cost (income)	11,109	12,909	5,806	(2,084)
Changes in accumulated other comprehensive loss:
Actuarial loss	—	70	—	—
Amortization of prior service benefit	37	41	244	8,178
Amortization of actuarial loss	(8,431)	(6,303)	(3,383)	(2,578)
Curtailment gain (loss)	509	(1)	—	—
Net settlement loss	(184)	(196)	—	—
Total recognized in accumulated other comprehensive loss	(8,069)	(6,389)	(3,139)	5,600
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$3,040	$6,520	$2,667	$3,516

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
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

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

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 26, 2013	November 25, 2012
	(Dollars in thousands)
Pension and postretirement benefits	$(323,853)	$(330,961)
Net investment hedge losses	(16,452)	(18,853)
Foreign currency translation losses	(63,596)	(55,423)
Unrealized gain on marketable securities	644	1,014
Accumulated other comprehensive loss	(403,257)	(404,223)
Accumulated other comprehensive income attributable to noncontrolling interest	9,304	10,412
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(412,561)	$(414,635)

No amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the consolidated statements of income.

NOTE 9: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands)
Foreign exchange management gains (losses)	$2,790	$21,333	$(28)	$6,081
Foreign currency transaction (losses) gains	(4,915)	(12,237)	(518)	3,204
Interest income	390	461	781	808
Investment income	—	100	2,805	227
Other	905	1,040	2,196	1,549
Total other income (expense), net	$(830)	$10,697	$5,236	$11,869

NOTE 10: INCOME TAXES
The effective income tax rate was 29.7% for the six months ended May 26, 2013, compared to 29.3% for the same period ended May 27, 2012. The effective tax rate remained relatively flat compared to the same prior-year period as the projected mix of earnings was consistent with the prior year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2013

NOTE 11: RELATED PARTIES
Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and six-month periods ended May 26, 2013, the Company donated $0.4 million and $3.5 million, respectively, to the Levi Strauss Foundation as compared to $1.6 million and $1.9 million, respectively, for the same prior-year periods.

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

Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
	(Dollars in thousands)
Net revenues:
Americas	$665,914	$605,169	$1,313,041	$1,252,463
Europe	253,117	253,897	549,704	543,349
Asia Pacific	179,867	188,091	382,831	416,306
Total net revenues	$1,098,898	$1,047,157	$2,245,576	$2,212,118
Operating income:
Americas	$118,907	$71,325	$251,370	$150,961
Europe	36,709	29,556	99,635	81,629
Asia Pacific	32,602	18,752	81,567	59,912
Regional operating income	188,218	119,633	432,572	292,502
Corporate expenses	88,581	74,003	151,480	136,661
Total operating income	99,637	45,630	281,092	155,841
Interest expense	(32,883)	(32,411)	(65,040)	(70,984)
Loss on early extinguishment of debt	(575)	(8,206)	(689)	(8,206)
Other income (expense), net	(830)	10,697	5,236	11,869
Income before income taxes	$65,349	$15,710	$220,599	$88,520

NOTE 13: SUBSEQUENT EVENT
Subsequent to the end of the second quarter, on July 8, 2013, the Company settled the U.S. Federal audit for fiscal years 2003 through 2008.  The Company will record the previously unrecognized tax benefits of $23.4 million, of which approximately $11 million will reduce the Company's income tax expense in the third quarter of fiscal year 2013.

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
Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,400 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 508 company-operated stores located in 33 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 24% of our net revenues in the first half of 2013, as compared to 21% in the same period in 2012. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia Pacific businesses, collectively, contributed approximately 42% of both our net revenues and our regional operating income in the six-month period in 2013. Sales of Levi’s® brand products represented approximately 84% of our total net sales in the six-month period in 2013.
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
During the second quarter of 2013, economic challenges and uncertainty continued to impact retail performance in many markets around the world, including key markets in Asia Pacific and an increasing number of markets in Europe. The industry trend towards vertically-integrated retailers is reflected in the changing mix of our business, which is generally shifting towards our global retail network, particularly our outlets. Input costs for cotton in the products we sold during the quarter were lower than they were in the second quarter of 2012, although we expect this trend will abate as we move into the second half of 2013. As such, we expect our full-year gross margin will be approximately 50%, a more than 200 basis-point improvement over full-year 2012.
Our Second Quarter 2013 Results

•
Net revenues. Compared to the second quarter of 2012, consolidated net revenues increased on both a reported and constant-currency basis by 5% and 6%, respectively. The increase reflected higher sales in the Americas, both at our company-operated retail network and to certain wholesale customers.

•
Operating income. Compared to the second quarter of 2012, consolidated operating income increased by 118% and operating margin rose to 9%, primarily reflecting a higher gross margin due to the lower cost of cotton.

•
Cash flows. Cash flows provided by operating activities were $254 million for the six-month period in 2013 as compared to $328 million for the same period in 2012; the decrease primarily reflected our lower beginning accounts receivable balance.

•
Balance sheet. In March 2013, we issued an additional $140 million aggregate principal amount of our 6.875% Senior Notes due 2022. We used the net proceeds along with cash on hand to repay in full our outstanding $275 million Senior Term Loan due 2014, extending the maturity profile of our debt while securing a low weighted-average cost of borrowing.

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

Results of Operations for Three and Six Months Ended May 26, 2013, as Compared to Same Periods in 2012
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 26, 2013	May 27, 2012	% Increase (Decrease)	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012	% Increase (Decrease)	May 26, 2013	May 27, 2012
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,098.9	$1,047.2	4.9%	100.0%	100.0%	$2,245.6	$2,212.1	1.5%	100.0%	100.0%
Cost of goods sold	550.2	566.5	(2.9)%	50.1%	54.1%	1,105.0	1,182.6	(6.6)%	49.2%	53.5%
Gross profit	548.7	480.7	14.2%	49.9%	45.9%	1,140.6	1,029.5	10.8%	50.8%	46.5%
Selling, general and administrative expenses	449.1	435.1	3.2%	40.9%	41.5%	859.5	873.7	(1.6)%	38.3%	39.5%
Operating income	99.6	45.6	118.4%	9.1%	4.4%	281.1	155.8	80.4%	12.5%	7.0%
Interest expense	(32.9)	(32.4)	1.5%	(3.0)%	(3.1)%	(65.0)	(71.0)	(8.4)%	(2.9)%	(3.2)%
Loss on early extinguishment of debt	(0.6)	(8.2)	(93.0)%	(0.1)%	(0.8)%	(0.7)	(8.2)	(91.6)%	—	(0.4)%
Other income (expense), net	(0.8)	10.7	(107.8)%	(0.1)%	1.0%	5.2	11.9	(55.9)%	0.2%	0.5%
Income before income taxes	65.3	15.7	316.0%	5.9%	1.5%	220.6	88.5	149.2%	9.8%	4.0%
Income tax expense	17.1	2.5	594.8%	1.6%	0.2%	65.5	26.0	152.2%	2.9%	1.2%
Net income	48.2	13.2	264.0%	4.4%	1.3%	155.1	62.5	148.0%	6.9%	2.8%
Net (income) loss attributable to noncontrolling interest	(0.1)	—	500.0%	—	—	0.1	—	(195.5)%	—	—
Net income attributable to Levi Strauss & Co.	$48.1	$13.2	263.9%	4.4%	1.3%	$155.2	$62.5	148.5%	6.9%	2.8%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 26, 2013	May 27, 2012	As Reported	Constant Currency	May 26, 2013	May 27, 2012	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$665.9	$605.2	10.0%	9.9%	$1,313.1	$1,252.5	4.8%	4.7%
Europe	253.1	253.9	(0.3)%	0.9%	549.7	543.3	1.2%	0.8%
Asia Pacific	179.9	188.1	(4.4)%	(0.5)%	382.8	416.3	(8.0)%	(5.6)%
Total net revenues	$1,098.9	$1,047.2	4.9%	5.9%	$2,245.6	$2,212.1	1.5%	1.8%
Total net revenues increased on both reported and constant-currency bases for the three- and six-month periods ended May 26, 2013, as compared to the same prior-year periods.
Americas.    For the three- and six-month periods, net revenues in our Americas region increased on both reported and constant-currency bases, with currency affecting net revenues favorably but insignificantly.
Sales increased in our retail stores for both periods, mainly at our outlet and online stores. Levi's® and Dockers® brand wholesale revenues increased in both periods, due to strong second quarter 2013 sales to certain key customers. Our decision to license the Levi's® brand boys business beginning in the third quarter of 2012 partially offset the higher wholesale revenues.
Europe.    Net revenues in Europe increased on a constant-currency basis for the three- and six-month periods, with currency affecting net revenues unfavorably by approximately $3 million for the three-month period and favorably by approximately $2 million for the six-month period.
For both periods, net revenue growth reflecting improved performance and expansion of our company-operated retail network, particularly in Eastern Europe, was partially offset by lower sales in our traditional wholesale channels in several markets in the region, most notably in Southern Europe.
Asia Pacific.    Net revenues in Asia Pacific declined on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues unfavorably by approximately $8 million and $11 million, respectively.
For both periods, the net revenues decline reflected lower Levi's® brand sales at our wholesale and retail channels due to ongoing challenging conditions in most markets in the region. The declines were partially offset by a slight improvement in our performance in Levi's® brand sales in India.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 26, 2013	May 27, 2012	% Increase (Decrease)	May 26, 2013	May 27, 2012	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,098.9	$1,047.2	4.9%	$2,245.6	$2,212.1	1.5%
Cost of goods sold	550.2	566.5	(2.9)%	1,105.0	1,182.6	(6.6)%
Gross profit	$548.7	$480.7	14.2%	$1,140.6	$1,029.5	10.8%
Gross margin	49.9%	45.9%		50.8%	46.5%
For both periods, gross margin improved primarily due to the benefit of the lower cost of cotton. Increased revenue contribution from our company-operated retail network and our decision in the third quarter of 2012 to license the Levi's® brand boys business in the Americas and to phase out the Denizen® brand in Asia Pacific also contributed to the improvement in gross margin. Currency affected gross profit favorably by approximately $1 million and $12 million for the three- and six-month periods ended May 26, 2013, respectively, as compared to the same prior-year periods.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 26, 2013	May 27, 2012	% Increase (Decrease)	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012	% Increase (Decrease)	May 26, 2013	May 27, 2012
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$172.1	$173.4	(0.8)%	15.7%	16.6%	$350.8	$350.4	0.1%	15.6%	15.8%
Advertising and promotion	55.1	46.7	17.9%	5.0%	4.5%	87.9	92.6	(5.1)%	3.9%	4.2%
Administration	102.7	98.8	3.9%	9.3%	9.4%	190.2	193.8	(1.9)%	8.5%	8.8%
Other	119.2	116.2	2.6%	10.8%	11.1%	230.6	236.9	(2.6)%	10.3%	10.7%
Total SG&A	$449.1	$435.1	3.2%	40.9%	41.5%	$859.5	$873.7	(1.6)%	38.3%	39.5%

Currency impacted SG&A favorably by approximately $4 million for both the three- and six-month periods ended May 26, 2013, as compared to the same prior-year periods.
Selling.   We had 12 more company-operated stores at the end of the second quarter of 2013 than we did at the end of the second quarter of 2012. Higher expenses associated with the performance and expansion of our company-operated store network were offset by savings in our wholesale organization, reflecting our cost reduction initiatives.
Advertising and promotion.   The increase in advertising and promotion expenses for the three-month period primarily reflected a difference in the timing of our campaigns during the first half of the year. The decline in advertising and promotion expenses for the six-month period primarily reflected our decision to phase out the Denizen® brand in Asia Pacific, as we did not incur costs to advertise for that brand in Asia Pacific in 2013.
Administration.   For both periods, higher incentive compensation expense and higher postretirement benefit plan costs were offset by lower severance expenses.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs. Higher costs for the three-month period reflected information resource spending related to planned technology initiatives at corporate. Lower costs for the six-month period primarily related to savings in our marketing organization.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 26, 2013	May 27, 2012	% Increase (Decrease)	May 26, 2013		May 27, 2012		May 26, 2013	May 27, 2012	% Increase (Decrease)	May 26, 2013		May 27, 2012
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$118.9	$71.3	66.7%	17.9%		11.8%		$251.4	$151.0	66.5%	19.1%		12.1%
Europe	36.7	29.6	24.2%	14.5%		11.6%		99.6	81.6	22.1%	18.1%		15.0%
Asia Pacific	32.6	18.7	73.9%	18.1%		10.0%		81.6	59.9	36.1%	21.3%		14.4%
Total regional operating income	188.2	119.6	57.3%	17.1%	*	11.4%	*	432.6	292.5	47.9%	19.3%	*	13.2%	*
Corporate expenses	88.6	74.0	19.7%	8.1%	*	7.1%	*	151.5	136.7	10.8%	6.7%	*	6.2%	*
Total operating income	$99.6	$45.6	118.4%	9.1%	*	4.4%	*	$281.1	$155.8	80.4%	12.5%	*	7.0%	*
Operating margin	9.1%	4.4%						12.5%	7.0%
______________
 * Percentage of consolidated net revenues
Currency favorably affected total operating income by approximately $5 million and $16 million for the three- and six-month periods ended May 26, 2013.
Regional operating income.    For both periods, each of our regions' improved operating income and operating margin primarily reflected an improved gross margin, and to a lesser extent, lower SG&A. For Asia Pacific, these results were largely driven by our decision to phase out the Denizen® brand in the region, which we had substantially completed by the end of the quarter.
Corporate.    Corporate expenses include selling, general and administrative expenses that are not attributed to any of our regional operating segments. As compared to the same prior-year periods, both the three- and six-month periods ended May 26, 2013, included higher incentive compensation expense, related to improved achievement against our internally-set objectives; higher postretirement benefit plan costs, as the favorable impact of past plan amendments had been substantially recognized by the end of fiscal 2012; and higher spending on corporate initiatives. These increases were partially offset in both periods by lower severance expenses.
Interest expense
Interest expense was $32.9 million and $65.0 million for the three- and six-month periods ended May 26, 2013, respectively, as compared to $32.4 million and $71.0 million for the same periods in 2012. Lower debt balances, which resulted primarily from our debt refinancing activities during the second quarter of 2012, contributed to a decline in interest expense from prior year in both the three- and six-month periods. With respect to the three-month period, the decrease in interest expense was more than offset by higher interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for the three- and six-month periods ended May 26, 2013, was 7.70% and 7.29%, respectively, as compared to 7.17% and 7.08%, respectively, for each of the same periods in 2012. The weighted-average interest rate increased as a result of our debt refinancing activities during the second quarter of 2013.

Loss on early extinguishment of debt
During the three months ended May 26, 2013, we recorded a $0.6 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of the write-off of the remaining unamortized discount and unamortized debt issuance costs.
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

Income tax expense
Our effective income tax rate was 29.7% for the six months ended May 26, 2013, compared to 29.3% for the same period ended May 27, 2012. The effective tax rate remained relatively flat compared to the same prior-year period as the projected mix of earnings was consistent with the prior year.
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
As of May 26, 2013, we had no borrowings under the facility, and unused availability under the facility was $558.9 million, as our total availability of $627.5 million, based on collateral levels as defined by the agreement, was reduced by $68.6 million of other credit-related instruments.
As of May 26, 2013, we had cash and cash equivalents totaling approximately $389.8 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $948.7 million.
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
There have been no material changes to our estimated cash requirements for 2013 from those disclosed in our 2012 Annual Report on Form 10-K, except for our capital expenditures for 2013, which we now project will be approximately $90 million.

During the six months ended May 26, 2013, we repaid in full the outstanding balance of the Senior Term Loan due 2014 using both the proceeds from the March 14, 2013, issuance of the Additional Senior Notes due 2022 and cash on hand. See Note 4 to our unaudited consolidated financial statements included in this report for more information.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 26, 2013	May 27, 2012
	(Dollars in millions)
Cash provided by operating activities	$254.2	$327.6
Cash used for investing activities	(47.9)	(33.8)
Cash used for financing activities	(218.5)	(212.2)
Cash and cash equivalents	389.8	277.9
Cash flows from operating activities
Cash provided by operating activities was $254.2 million for the six-month period in 2013, as compared to $327.6 million for the same period in 2012. Cash provided by operating activities decreased compared to the prior year primarily due to a decrease in cash received from customers, reflecting our lower beginning accounts receivable balance. The cash benefit of lower pension funding and a tax refund received from the State of California was offset by an increase in cash used for inventory, reflecting more units purchased in the first half of 2013 compared to the first half of 2012.
Cash flows from investing activities
Cash used for investing activities was $47.9 million for the six-month period in 2013, as compared to $33.8 million for the same period in 2012. The increase in cash used for investing activities as compared to the prior year primarily reflects higher information technology spend.
Cash flows from financing activities
Cash used for financing activities was $218.5 million for the six-month period in 2013, as compared to $212.2 million for the same period in 2012. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Substantially all of our total debt as of May 26, 2013 was fixed-rate debt. As of May 26, 2013, our required aggregate debt principal payments on our unsecured long-term debt were $39.2 million in 2016, $388.0 million in 2018, and the remaining $1.1 billion in years after 2018. Short-term borrowings of $54.4 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2012 Annual Report on Form 10-K.
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

•
our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points, as well as in-store and online shopping experiences;

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 26, 2013. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 26, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On April 11, 2013, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 1,104 shares of our common stock to Jill Beraud in connection with her appointment to the Company's Board of Directors. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors, and represent a pro-rated grant for the period of time since Ms. Beraud joined our board. This award was made under our 2006 Equity Incentive Plan.
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
We will not receive any proceeds from the issuance or vesting of RSUs. The RSUs were granted under Section 4(2) of the Securities Act of 1933, as amended. Section 4(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We repurchased a total of 9,663 shares of our common stock during the quarter in connection with the exercise of put rights under our 2006 Equity Incentive Plan.
We are a privately-held corporation; there is no public trading of our common stock. As of July 3, 2013, we had 37,399,086 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

4.1
First Supplemental Indenture, dated as of March 14, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee, governing the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2013.

4.2
Registration Rights Agreement, dated March 14, 2013, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated in relation to the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2013.

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

Date:	July 9, 2013		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HEIDI L. MANES
Heidi L. Manes Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.1
First Supplemental Indenture, dated as of March 14, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee, governing the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2013.

4.2
Registration Rights Agreement, dated March 14, 2013, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated in relation to the 6 7/8% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2013.

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