Form 10-Q
period 2013-08-25
LEVI STRAUSS & CO
filed 2013-10-04
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 25, 2013
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
Common Stock $.01 par value — 37,474,100 shares outstanding on October 1, 2013

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 25, 2013	November 25, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$382,328	$406,134
Trade receivables, net of allowance for doubtful accounts of $20,471 and $20,738	419,788	500,672
Inventories:
Raw materials	4,689	5,312
Work-in-process	6,583	9,558
Finished goods	613,359	503,990
Total inventories	624,631	518,860
Deferred tax assets, net	126,398	116,224
Other current assets	128,821	136,483
Total current assets	1,681,966	1,678,373
Property, plant and equipment, net of accumulated depreciation of $771,344 and $782,766	436,394	458,807
Goodwill	240,658	239,971
Other intangible assets, net	51,329	59,909
Non-current deferred tax assets, net	618,747	612,916
Other non-current assets	116,113	120,101
Total assets	$3,145,207	$3,170,077

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$38,153	$59,759
Current maturities of capital leases	843	1,760
Accounts payable	249,643	225,726
Other accrued liabilities	186,700	263,575
Accrued salaries, wages and employee benefits	186,883	223,850
Accrued interest payable	32,886	5,471
Accrued income taxes	72,700	16,739
Total current liabilities	767,808	796,880
Long-term debt	1,501,912	1,669,452
Long-term capital leases	10,274	262
Postretirement medical benefits	134,825	140,958
Pension liability	465,737	492,396
Long-term employee related benefits	67,804	62,529
Long-term income tax liabilities	34,252	40,356
Other long-term liabilities	58,390	60,869
Total liabilities	3,041,002	3,263,702
Commitments and contingencies
Temporary equity	29,429	7,883

Stockholders’ Equity (Deficit):
Levi Strauss & Co. stockholders’ equity (deficit)
Common stock — $.01 par value; 270,000,000 shares authorized; 37,467,935 shares and 37,392,343 shares issued and outstanding	375	374
Additional paid-in capital	17,566	33,365
Retained earnings	460,765	273,975
Accumulated other comprehensive loss	(407,699)	(414,635)
Total Levi Strauss & Co. stockholders’ equity (deficit)	71,007	(106,921)
Noncontrolling interest	3,769	5,413
Total stockholders’ equity (deficit)	74,776	(101,508)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$3,145,207	$3,170,077
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands) (Unaudited)
Net revenues	$1,141,284	$1,100,856	$3,386,860	$3,312,974
Cost of goods sold	568,448	580,108	1,673,435	1,762,746
Gross profit	572,836	520,748	1,713,425	1,550,228
Selling, general and administrative expenses	454,750	433,961	1,314,247	1,307,600
Operating income	118,086	86,787	399,178	242,628
Interest expense	(30,903)	(32,160)	(95,943)	(103,144)
Loss on early extinguishment of debt	—	—	(689)	(8,206)
Other income (expense), net	(10,661)	(5,747)	(5,425)	6,122
Income before income taxes	76,522	48,880	297,121	137,400
Income tax expense	20,077	23,802	85,592	49,782
Net income	56,445	25,078	211,529	87,618
Net loss attributable to noncontrolling interest	630	3,273	715	3,184
Net income attributable to Levi Strauss & Co.	$57,075	$28,351	$212,244	$90,802

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands) (Unaudited)
Net income	$56,445	$25,078	$211,529	$87,618
Other comprehensive income, net of related income taxes:
Pension and postretirement benefits	3,718	474	10,826	1,091
Net investment hedge (losses) gains	(8,329)	(1,006)	(5,928)	14,839
Foreign currency translation gains (losses)	9,823	4,040	1,650	(13,604)
Unrealized (loss) gain on marketable securities	(171)	677	(541)	1,496
Total other comprehensive income	5,041	4,185	6,007	3,822
Comprehensive income	61,486	29,263	217,536	91,440
Comprehensive loss attributable to noncontrolling interest	(451)	(3,152)	(1,644)	(3,353)
Comprehensive income attributable to Levi Strauss & Co.	$61,937	$32,415	$219,180	$94,793

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 25, 2013	August 26, 2012
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$211,529	$87,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,600	91,577
Asset impairments	1,917	19,413
Gain on disposal of assets	(2,120)	(303)
Unrealized foreign exchange losses (gains)	323	(14,666)
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	2,547	(3,559)
Employee benefit plans’ amortization from accumulated other comprehensive loss	17,478	1,175
Employee benefit plans’ curtailment gain, net	(815)	(1,730)
Noncash loss (gain) on extinguishment of debt	689	(3,643)
Amortization of deferred debt issuance costs	3,232	3,268
Stock-based compensation	6,303	4,815
Allowance for doubtful accounts	2,394	5,243
Change in operating assets and liabilities:
Trade receivables	95,373	187,520
Inventories	(87,434)	16,919
Other current assets	6,989	28,056
Other non-current assets	873	(3,554)
Accounts payable and other accrued liabilities	(42,640)	83,469
Income tax liabilities	37,660	11,287
Accrued salaries, wages and employee benefits and long-term employee related benefits	(75,322)	(102,991)
Other long-term liabilities	8,845	5,437
Other, net	(605)	423
Net cash provided by operating activities	273,816	415,774
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(63,002)	(54,308)
Proceeds from sale of assets	2,168	519
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(2,547)	3,559
Net cash used for investing activities	(63,381)	(50,230)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	140,000	385,000
Repayments of long-term debt and capital leases	(326,198)	(407,651)
Proceeds from senior revolving credit facility	—	50,000
Repayments of senior revolving credit facility	—	(250,000)
Short-term borrowings, net	(13,815)	1,633
Debt issuance costs	(2,557)	(7,368)
Restricted cash	123	671
Repurchase of common stock	(365)	(479)
Excess tax benefits from stock-based compensation	165	—
Dividend to stockholders	(25,076)	(20,036)
Net cash used for financing activities	(227,723)	(248,230)
Effect of exchange rate changes on cash and cash equivalents	(6,518)	(7,088)
Net (decrease) increase in cash and cash equivalents	(23,806)	110,226
Beginning cash and cash equivalents	406,134	204,542
Ending cash and cash equivalents	$382,328	$314,768

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,209	$74,153
Income taxes	26,441	28,814
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 25, 2013, may not be indicative of the results to be expected for any other interim period or the year ending November 24, 2013.
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
Temporary Equity
Equity-classified stock-based compensation awards that may be settled in cash, at the option of the holder, are presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets includes the portion of the intrinsic value of these awards relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the Company's 2006 Equity Incentive Plan ("EIP"). The increase in temporary equity from the year ended November 25, 2012, to August 25, 2013, was due to an increase in the fair value of the Company's common stock.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2012 Annual Report on Form 10-K, except for the following, which will become effective for the Company in the first quarter of 2015:

•
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists," ("ASU 2013-11"). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 25, 2013			November 25, 2012
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$22,458	$22,458	$—	$20,322	$20,322	$—
Forward foreign exchange contracts, net(3)	13,641	—	13,641	5,792	—	5,792
Total	$36,099	$22,458	$13,641	$26,114	$20,322	$5,792
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$2,360	$—	$2,360	$3,018	$—	$3,018
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 25, 2013		November 25, 2012
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior term loan due 2014	$—	$—	$324,890	$324,484
4.25% Yen-denominated Eurobonds due 2016	41,335	40,112	48,656	47,201
7.75% Euro senior notes due 2018	409,256	437,303	387,433	416,422
7.625% senior notes due 2020	536,231	573,637	526,223	572,161
6.875% senior notes due 2022	546,975	581,110	386,838	404,163
Short-term borrowings	38,399	38,399	59,861	59,861
Total	$1,572,196	$1,670,561	$1,733,901	$1,824,292
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 25, 2013, the Company had forward foreign exchange contracts to buy $637.2 million and to sell $412.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through January 2015.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 25, 2013			November 25, 2012
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$19,319	$(5,678)	$13,641	$7,131	$(1,339)	$5,792
Forward foreign exchange contracts(2)	889	(3,249)	(2,360)	5,183	(8,201)	(3,018)
Total	$20,208	$(8,927)		$12,314	$(9,540)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(23,656)		$—	$(28,135)
7.75% Euro senior notes due 2018	—	(400,680)		—	(386,520)
Total	$—	$(424,336)		$—	$(414,655)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 25, 2013	November 25, 2012	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(21,806)	(26,285)	$(661)	$(79)	$3,243	$2,444
7.75% Euro senior notes due 2018	(23,611)	(9,451)	—	—	—	—
Cumulative income taxes	15,999	12,246
Total	$(24,781)	$(18,853)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Nine Months Ended
	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$3,650	$1,029	$(2,547)	$3,559
Unrealized	2,664	(16,413)	8,833	(12,862)
Total	$6,314	$(15,384)	$6,286	$(9,303)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

NOTE 4: DEBT

	August 25, 2013	November 25, 2012
	(Dollars in thousands)

Long-term debt
Unsecured:
Senior term loan due 2014	$—	$324,424
4.25% Yen-denominated Eurobonds due 2016	40,786	48,508
7.75% Euro senior notes due 2018	400,680	386,520
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	535,446	385,000
Total unsecured	1,501,912	1,669,452
Total long-term debt	$1,501,912	$1,669,452
Short-term debt
Short-term borrowings	$38,153	$59,759
Total short-term debt	$38,153	$59,759
Total long-term and short-term debt	$1,540,065	$1,729,211
Senior Term Loan due 2014
During the nine months ended August 25, 2013, the Company repaid in full the remaining balance of its Senior Term Loan due 2014 with the proceeds of the notes issued on March 14, 2013, and cash on hand. See “Additional Issuance of Senior Notes due 2022” below.
Additional Issuance of Senior Notes due 2022
Additional Senior Notes due 2022. On March 14, 2013, the Company issued an additional $140.0 million in 6.875% senior notes due 2022 (the “Additional Senior Notes due 2022”) to qualified institutional buyers in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The Additional Senior Notes due 2022 have the same terms and are part of the same series as the $385.0 million aggregate principal amount of 6.875% senior notes due 2022 the Company issued in May 2012 (the “Existing Senior Notes due 2022”). The Additional Senior Notes due 2022 were offered at a premium of $11.2 million, which will be amortized as a reduction to interest expense over the term of the notes. Costs of approximately $2.6 million associated with the issuance of the notes, representing underwriting fees and other expenses, will also be amortized to interest expense over the term of the notes.
Exchange offer. In accordance with a registration rights agreement, the Company conducted an exchange offer to allow holders of the Additional Senior Notes due 2022 to exchange the Additional Senior Notes due 2022 for new notes in the same principal amount with substantially identical terms ("Exchange Notes"), except that the Exchange Notes were registered under the Securities Act. All of the Additional Senior Notes due 2022 were exchanged in the exchange offer.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $521.6 million at August 25, 2013, as the Company’s total availability of $587.8 million was reduced by $66.2 million of letters of credit and other credit usage allocated under the facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 25, 2013, was 7.75% and 7.44%, respectively, as compared to 6.95% and 7.05%, respectively, in each of the same periods of 2012.

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost (income) and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$2,052	$2,215	$94	$99
Interest cost	12,918	14,364	1,239	1,658
Expected return on plan assets	(14,105)	(12,901)	—	—
Amortization of prior service benefit	(24)	(20)	(122)	(4,089)
Amortization of actuarial loss	3,810	3,154	1,691	1,290
Curtailment gain	(305)	(735)	—	—
Net settlement loss	415	—	—	—
Net periodic benefit cost (income)	4,761	6,077	2,902	(1,042)
Changes in accumulated other comprehensive loss:
Actuarial gain	—	(451)	—	—
Amortization of prior service benefit	24	20	122	4,089
Amortization of actuarial loss	(3,810)	(3,154)	(1,691)	(1,290)
Curtailment (loss) gain	(12)	192	—	—
Net settlement (loss) gain	(406)	18	—	—
Total recognized in accumulated other comprehensive loss	(4,204)	(3,375)	(1,569)	2,799
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$557	$2,702	$1,333	$1,757

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$6,548	$6,709	$282	$298
Interest cost	38,978	43,212	3,718	4,975
Expected return on plan assets	(42,065)	(39,018)	—	—
Amortization of prior service benefit	(61)	(61)	(366)	(12,267)
Amortization of actuarial loss	12,241	9,457	5,074	3,868
Curtailment gain	(815)	(1,730)	—	—
Net settlement loss	1,044	417	—	—
Net periodic benefit cost (income)	15,870	18,986	8,708	(3,126)
Changes in accumulated other comprehensive loss:
Actuarial gain	—	(381)	—	—
Amortization of prior service benefit	61	61	366	12,267
Amortization of actuarial loss	(12,241)	(9,457)	(5,074)	(3,868)
Curtailment gain	497	191	—	—
Net settlement loss	(590)	(178)	—	—
Total recognized in accumulated other comprehensive loss	(12,273)	(9,764)	(4,708)	8,399
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$3,597	$9,222	$4,000	$5,273

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

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

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 25, 2013	November 25, 2012
	(Dollars in thousands)
Pension and postretirement benefits	$(320,135)	$(330,961)
Net investment hedge losses	(24,781)	(18,853)
Foreign currency translation losses	(53,773)	(55,423)
Unrealized gain on marketable securities	473	1,014
Accumulated other comprehensive loss	(398,216)	(404,223)
Accumulated other comprehensive income attributable to noncontrolling interest	9,483	10,412
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(407,699)	$(414,635)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

NOTE 9: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$6,314	$(15,384)	$6,286	$(9,303)
Foreign currency transaction (losses) gains(2)	(18,210)	8,518	(18,728)	11,722
Interest income	357	345	1,138	1,153
Investment income	214	99	3,019	326
Other	664	675	2,860	2,224
Total other income (expense), net	$(10,661)	$(5,747)	$(5,425)	$6,122
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Losses on forward foreign exchange contracts in 2012 primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Swedish Krona, Mexican Peso, and Australian Dollar.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2013 were primarily due to the weakening of various currencies against the U.S. Dollar.

NOTE 10: INCOME TAXES
The effective income tax rate was 28.8% for the nine months ended August 25, 2013, compared to 36.2% for the same period ended August 26, 2012. The decrease in the effective tax rate in 2013 was due to two factors. The rate declined due to a reduction, as a percentage of pre-tax profits, in the proportion of losses in jurisdictions where the Company cannot record a tax benefit. The 2013 effective tax rate also benefited from the July 2013 finalization of the U.S. federal tax audit of tax years 2003 – 2008, which enabled the Company to record previously unrecognized tax benefits of $23.4 million during the three months ended August 25, 2013, of which $14.2 million reduced income tax expense.

NOTE 11: RELATED PARTIES
Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and nine-month periods ended August 25, 2013, the Company donated $0.4 million and $3.9 million, respectively, to the Levi Strauss Foundation as compared to $0.5 million and $2.4 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2013

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

Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012
	(Dollars in thousands)
Net revenues:
Americas	$710,212	$679,098	$2,023,253	$1,931,561
Europe	275,211	265,922	824,915	809,271
Asia Pacific	155,861	155,836	538,692	572,142
Total net revenues	$1,141,284	$1,100,856	$3,386,860	$3,312,974
Operating income:
Americas	$125,228	$136,509	$376,598	$287,470
Europe	45,914	48,152	145,549	129,781
Asia Pacific	22,666	(4,719)	104,233	55,193
Regional operating income	193,808	179,942	626,380	472,444
Corporate expenses(1)	75,722	93,155	227,202	229,816
Total operating income	118,086	86,787	399,178	242,628
Interest expense	(30,903)	(32,160)	(95,943)	(103,144)
Loss on early extinguishment of debt	—	—	(689)	(8,206)
Other income (expense), net	(10,661)	(5,747)	(5,425)	6,122
Income before income taxes	$76,522	$48,880	$297,121	$137,400
_____________

(1)
Included in corporate expenses for the three- and nine-month periods ended August 26, 2012, is an $18.8 million impairment charge related to the Company's decision in the third quarter of 2012 to outsource distribution in Japan to a third-party and close its owned distribution center in that country.

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
Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,300 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 513 company-operated stores located in 33 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 23% of our net revenues in the first nine months of 2013, as compared to 21% in the same period in 2012, with our online stores representing approximately 11% of this revenue. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia Pacific businesses, collectively, contributed approximately 40% of both our net revenues and our regional operating income in the nine-month period in 2013. Sales of Levi’s® brand products represented approximately 84% of our total net sales in the nine-month period in 2013.
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
During the third quarter of 2013, economic challenges and market conditions continued to impact retail performance in many markets around the world, including key markets in Asia Pacific and an increasing number of markets in Europe. The industry trend towards vertically-integrated retailers is reflected in an increasingly competitive environment in Asia Pacific. Input costs for our products such as cotton and labor are subject to volatility and can have a significant impact on our business.
Our Third Quarter 2013 Results

•
Net revenues. Compared to the third quarter of 2012, consolidated net revenues increased on a reported and constant-currency basis by 4% and 3%, respectively. The increase primarily reflected higher sales in the Americas, both at our company-operated retail network and to certain wholesale customers.

•
Operating income. Compared to the third quarter of 2012, consolidated operating income increased by 36% and operating margin rose to 10%, primarily reflecting charges of approximately $44 million that we took in the third quarter of 2012 related to strategic choices relating to operations in our Asia Pacific region. The increase in operating income was partially offset by higher SG&A in 2013.

•
Cash flows. Cash flows provided by operating activities were $274 million for the nine-month period in 2013 as compared to $416 million for the same period in 2012; the decrease reflected higher payments to vendors, our higher inventory levels and our lower beginning accounts receivable balance.

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

Results of Operations for Three and Nine Months Ended August 25, 2013, as Compared to Same Periods in 2012
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 25, 2013	August 26, 2012	% Increase (Decrease)	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012	% Increase (Decrease)	August 25, 2013	August 26, 2012
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,141.3	$1,100.9	3.7%	100.0%	100.0%	$3,386.9	$3,313.0	2.2%	100.0%	100.0%
Cost of goods sold	568.5	580.2	(2.0)%	49.8%	52.7%	1,673.5	1,762.8	(5.1)%	49.4%	53.2%
Gross profit	572.8	520.7	10.0%	50.2%	47.3%	1,713.4	1,550.2	10.5%	50.6%	46.8%
Selling, general and administrative expenses	454.7	433.9	4.8%	39.8%	39.4%	1,314.2	1,307.6	0.5%	38.8%	39.5%
Operating income	118.1	86.8	36.1%	10.3%	7.9%	399.2	242.6	64.5%	11.8%	7.3%
Interest expense	(30.9)	(32.2)	(3.9)%	(2.7)%	(2.9)%	(96.0)	(103.1)	(7.0)%	(2.8)%	(3.1)%
Loss on early extinguishment of debt	—	—	—	—	—	(0.7)	(8.2)	(91.6)%	—	(0.2)%
Other income (expense), net	(10.7)	(5.7)	85.5%	(0.9)%	(0.5)%	(5.4)	6.1	(188.6)%	(0.2)%	0.2%
Income before income taxes	76.5	48.9	56.6%	6.7%	4.4%	297.1	137.4	116.2%	8.8%	4.1%
Income tax expense	20.1	23.8	(15.6)%	1.8%	2.2%	85.6	49.8	71.9%	2.5%	1.5%
Net income	56.4	25.1	125.1%	4.9%	2.3%	211.5	87.6	141.4%	6.2%	2.6%
Net loss attributable to noncontrolling interest	0.7	3.3	(80.8)%	0.1%	0.3%	0.7	3.2	(77.5)%	—	0.1%
Net income attributable to Levi Strauss & Co.	$57.1	$28.4	101.3%	5.0%	2.6%	$212.2	$90.8	133.7%	6.3%	2.7%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 25, 2013	August 26, 2012	As Reported	Constant Currency	August 25, 2013	August 26, 2012	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$710.2	$679.1	4.6%	4.4%	$2,023.3	$1,931.6	4.7%	4.6%
Europe	275.2	265.9	3.5%	(1.2)%	824.9	809.3	1.9%	0.1%
Asia Pacific	155.9	155.9	—	6.0%	538.7	572.1	(5.8)%	(2.4)%
Total net revenues	$1,141.3	$1,100.9	3.7%	3.3%	$3,386.9	$3,313.0	2.2%	2.3%
Total net revenues increased on both reported and constant-currency bases for the three- and nine-month periods ended August 25, 2013, as compared to the same prior-year periods.
Americas.    For the three- and nine-month periods, net revenues in our Americas region increased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $1 million and $4 million, respectively.
For both periods, sales increased in our retail channel at our outlet and online stores. Levi's® and Dockers® brand wholesale revenues increased in both periods, due to strong sales to certain key customers. For the three-month period, sales of our Signature brand products increased, reflecting an expanded presence at existing customers. For the nine-month period, our decision to license the Levi's® brand boys business beginning in the third quarter of 2012 partially offset the higher wholesale revenues.
Europe.    Net revenues in Europe increased on a reported basis for the three- and nine-month periods, with currency affecting net revenues favorably by approximately $13 million and $15 million, respectively.
For both periods, net revenues from the performance and expansion of our company-operated retail network grew, particularly in Russia. For the three-month period, this growth was offset by lower sales to our franchisees, most notably in Southern Europe. For the nine-month period, company-operated retail growth was offset by lower sales in our traditional wholesale channels throughout the region.
Asia Pacific.    Currency affected net revenues unfavorably for the three- and nine-month periods by approximately $9 million and $20 million, respectively.
The increase in constant-currency net revenues for the three-month period reflects our decision to phase out the Denizen® brand in the third quarter of 2012. Revenues were negatively impacted in that period due to support we provided to our customers in conjunction with exiting the brand.
Excluding the Denizen® impact, net revenues declined for both the three- and nine-month periods, reflecting lower Levi's® brand sales at our wholesale and retail channels due to ongoing challenging conditions in most markets in the region. The declines were partially offset by a slight improvement in our performance in Levi's® brand sales in India.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 25, 2013	August 26, 2012	% Increase (Decrease)	August 25, 2013	August 26, 2012	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,141.3	$1,100.9	3.7%	$3,386.9	$3,313.0	2.2%
Cost of goods sold	568.5	580.2	(2.0)%	1,673.5	1,762.8	(5.1)%
Gross profit	$572.8	$520.7	10.0%	$1,713.4	$1,550.2	10.5%
Gross margin	50.2%	47.3%		50.6%	46.8%
For the three-month period, gross margin improved primarily due to our decision in the third quarter of 2012 to phase out the Denizen® brand in Asia Pacific; gross margin was unfavorably impacted in that period by approximately $25 million of customer support and markdown of the remaining inventory in the region. For the nine-month period, gross margin improved primarily due to the benefit of the lower cost of cotton in the products we sold in the first half of 2013. Currency affected gross profit favorably by approximately $14 million and $26 million for the three- and nine-month periods ended August 25, 2013, respectively, as compared to the same prior-year periods. We expect our full-year 2013 gross margin will be above 50%.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 25, 2013	August 26, 2012	% Increase (Decrease)	August 25, 2013	August 26, 2012	August 25, 2013	August 26, 2012	% Increase (Decrease)	August 25, 2013	August 26, 2012
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$172.5	$166.0	3.9%	15.1%	15.1%	$523.3	$516.4	1.3%	15.5%	15.6%
Advertising and promotion	60.6	51.9	16.7%	5.3%	4.7%	148.5	144.5	2.7%	4.4%	4.4%
Administration	101.1	79.1	27.8%	8.9%	7.2%	291.3	272.9	6.7%	8.6%	8.2%
Other	120.5	136.9	(12.0)%	10.6%	12.4%	351.1	373.8	(6.1)%	10.4%	11.3%
Total SG&A	$454.7	$433.9	4.8%	39.8%	39.4%	$1,314.2	$1,307.6	0.5%	38.8%	39.5%

As compared to the same prior-year periods, currency had no significant impact on SG&A for the three-month period ended August 25, 2013, but had a favorable impact of approximately $4 million for the nine-month period ended August 25, 2013.
Selling.   We had 11 more company-operated stores at the end of the third quarter of 2013 than we did at the end of the third quarter of 2012. Higher expenses were associated with the performance and expansion of our company-operated store network.
Advertising and promotion.   The increase in advertising and promotion expenses for the three- and nine-month periods primarily reflected new advertising campaigns launched during the third quarter of 2013. We expect our full-year 2013 advertising and promotion expenses as a percentage of revenues will be in-line with full-year 2012.
Administration.   For both periods, incentive compensation expense increased more than $30 million, reflecting improved achievement against our internally-set objectives in the first nine months of 2013 as compared to the same period in 2012; the increase was partially offset in both periods by lower severance expenses. For the nine-month period, postretirement benefit plan costs increased, as the favorable impact of past plan amendments had been substantially recognized by the end of fiscal 2012.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs. Lower costs for both periods primarily reflected a third-quarter 2012 impairment charge of $19 million recorded in conjunction with our decision to outsource distribution in Japan to a third-party and close our owned distribution center in that country.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 25, 2013	August 26, 2012	% Increase (Decrease)	August 25, 2013		August 26, 2012		August 25, 2013	August 26, 2012	% Increase (Decrease)	August 25, 2013		August 26, 2012
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$125.2	$136.5	(8.3)%	17.6%		20.1%		$376.6	$287.4	31.0%	18.6%		14.9%
Europe	45.9	48.1	(4.6)%	16.7%		18.1%		145.6	129.8	12.1%	17.6%		16.0%
Asia Pacific	22.7	(4.7)	580.3%	14.5%		(3.0)%		104.2	55.2	88.9%	19.3%		9.6%
Total regional operating income	193.8	179.9	7.7%	17.0%	*	16.3%	*	626.4	472.4	32.6%	18.5%	*	14.3%	*
Corporate expenses	75.7	93.1	(18.7)%	6.6%	*	8.5%	*	227.2	229.8	(1.1)%	6.7%	*	6.9%	*
Total operating income	$118.1	$86.8	36.1%	10.3%	*	7.9%	*	$399.2	$242.6	64.5%	11.8%	*	7.3%	*
Operating margin	10.3%	7.9%						11.8%	7.3%
______________
 * Percentage of consolidated net revenues
Currency favorably affected total operating income by approximately $14 million and $30 million for the three- and nine-month periods ended August 25, 2013, respectively, as compared to the same prior-year periods.
Regional operating income.    For the three-month period, operating income and operating margin declined in the Americas and Europe, reflecting higher SG&A. In Asia Pacific, the increase in operating income and operating margin for the three-month period reflected the charges recorded in the third quarter of 2012 in connection with our decision to phase out the Denizen® brand in that region. For the nine-month period, operating income and operating margin increased in all of our regions, primarily reflecting our improved gross margin.
Corporate.    Corporate expenses include selling, general and administrative expenses that are not attributed to any of our regional operating segments. As compared to the same prior-year periods, both the three- and nine-month periods ended August 25, 2013, included higher incentive compensation expense and higher postretirement benefit plan costs. These increases were offset in both periods by lower severance expenses, and by lower distribution expenses reflecting the third-quarter 2012 impairment charge of $19 million recorded for our distribution center in Japan.
Interest expense
Interest expense was $30.9 million and $96.0 million for the three- and nine-month periods ended August 25, 2013, respectively, as compared to $32.2 million and $103.1 million for the same periods in 2012. The decrease in interest expense for the three-month period reflected lower interest expense on our deferred compensation plans. For the nine-month period, the decline was due to lower debt balances, which resulted from our debt refinancing activities during the second quarters of 2012 and 2013.
The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 25, 2013, was 7.75% and 7.44%, respectively, as compared to 6.95% and 7.05%, respectively, for each of the same periods in 2012. The weighted-average interest rate increased as a result of our debt refinancing activities during the second quarter of 2013.

Loss on early extinguishment of debt
During the nine months ended August 26, 2012, we recorded an $8.2 million net loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2012. The loss was primarily comprised of a tender premium of $11.4 million, the write-off of $4.0 million of unamortized debt issuance costs, partially offset by a gain of $7.6 million related to the partial repurchase of Yen-denominated Eurobonds due 2016 at a discount to their par value.

Income tax expense
Our effective income tax rate was 28.8% for the nine months ended August 25, 2013, compared to 36.2% for the same period ended August 26, 2012. The decrease in the effective tax rate in 2013 was due to two factors. The rate declined due to a reduction, as a percentage of pre-tax profits, in the proportion of losses in jurisdictions where we cannot record a tax benefit. The effective tax rate decline also reflects a $14.2 million discrete tax benefit recorded in the third quarter of 2013 attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008.
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
As of August 25, 2013, we had no borrowings under the facility, and unused availability under the facility was $521.6 million, as our total availability of $587.8 million, based on collateral levels as defined by the agreement, was reduced by $66.2 million of other credit-related instruments.
As of August 25, 2013, we had cash and cash equivalents totaling approximately $382.3 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $903.9 million.
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
There have been no material changes to our estimated cash requirements for 2013 from those disclosed in our 2012 Annual Report on Form 10-K, except for our capital expenditures for 2013, which we revised to approximately $90 million.
During the nine months ended August 25, 2013, we repaid in full the outstanding balance of the Senior Term Loan due 2014 using both the proceeds from the March 14, 2013, issuance of the Additional Senior Notes due 2022 and cash on hand. See Note 4 to our unaudited consolidated financial statements included in this report for more information.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 25, 2013	August 26, 2012
	(Dollars in millions)
Cash provided by operating activities	$273.8	$415.8
Cash used for investing activities	(63.4)	(50.2)
Cash used for financing activities	(227.7)	(248.2)
Cash and cash equivalents	382.3	314.8
Cash flows from operating activities
Cash provided by operating activities was $273.8 million for the nine-month period in 2013, as compared to $415.8 million for the same period in 2012. Cash provided by operating activities decreased compared to the prior year due to higher payments to vendors, an increase in cash used for inventory, reflecting our higher inventory build, and a decrease in cash received from customers, reflecting our lower beginning accounts receivable balance.
Cash flows from investing activities
Cash used for investing activities was $63.4 million for the nine-month period in 2013, as compared to $50.2 million for the same period in 2012. The increase in cash used for investing activities as compared to the prior year primarily reflects higher spend on facilities improvements, information technology and distribution center retrofit projects.
Cash flows from financing activities
Cash used for financing activities was $227.7 million for the nine-month period in 2013, as compared to $248.2 million for the same period in 2012. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Substantially all of our debt as of August 25, 2013, was fixed-rate debt. As of August 25, 2013, our required aggregate debt principal payments on our unsecured long-term debt were $40.8 million in 2016, $400.7 million in 2018, and the remaining $1.1 billion in years after 2018. Short-term borrowings of $38.2 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 25, 2013. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 25, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On July 11, 2013, our board approved the award of restricted stock units (“RSUs”) representing an aggregate of 22,778 shares of our common stock to directors, including 2,109 shares of our common stock to Spencer Fleisher in connection with his appointment to the Company's Board of Directors. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors.
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
Also on July 11, 2013, our board approved the award of stock appreciation rights (“SARs”) representing an aggregate of 153,845 shares of our common stock to certain of our executives. The effective date of grant for the SARs awarded was the later of July 11, 2013, or the executive's start date, in the case of new hires. All of these awards were made under our 2006 Equity Incentive Plan, as amended (the “Plan”).
SARs are granted with an exercise price equal to the fair market value of the common stock, as determined under the Plan, on the date of grant. The SARs were granted in three groups and are identical except as described below:

•
76,923 of the SARs, referred to as the service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the day prior to the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on such anniversary, at a rate of 2.08% per month;

•
51,282 of the SARs, referred to as the base-performance SARs, will vest in full upon determination by the board that the Company has achieved certain operating income and net revenue growth goals over fiscal years 2013, 2014 and 2015, such board determination to occur on or before March 1, 2016;

•
25,640 of the SARs, referred to as the stretch-performance SARs, have the same vesting term and conditions as the base-performance SARs but also require as a condition to vesting that the Company's common stock have a fair market value of not less than Fifty Dollars ($50) per share at the time of the board's performance determination.

Upon the exercise of a SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised.

We will not receive any proceeds from the issuance or vesting of RSUs or SARs nor upon the exercise of SARs. The RSUs and SARs were granted under Section 4(a)(2) of the Securities Act of 1933, as amended. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We repurchased a total of 22,208 shares of our common stock during the quarter in connection with the exercise of call rights under our Plan.
We are a privately-held corporation; there is no public trading of our common stock. As of October 1, 2013, we had 37,474,100 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 4, 2013		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HEIDI L. MANES
Heidi L. Manes Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.