Form 10-K
period 2013-11-24
LEVI STRAUSS & CO
filed 2014-02-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 24, 2013
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
Common Stock $.01 par value — 37,446,988 shares outstanding on February 6, 2014
Documents incorporated by reference: None

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 24, 2013

PART I

Item 1.	BUSINESS
Overview
From our California Gold Rush beginnings, we have grown into one of the world's largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our Levi's®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands, we design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear, and related accessories for men, women and children around the world.
An Authentic American Icon
Our Levi's® brand has become one of the most widely recognized brands in the history of the apparel industry. Its broad distribution reflects the brand's appeal across consumers of all ages and lifestyles. Its merchandising and marketing reflect the brand's core attributes: authentic, courageous, confident, effortless, connected and purposeful.
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
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 2,800 retail stores, both franchised and company-operated, and shop-in-shops dedicated to our brands. We distribute our Levi's® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops outside of the United States. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated stores and through the e-commerce sites we operate, as well as the e-commerce sites operated by certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas.
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
Our website – www.levistrauss.com – contains additional and detailed information about our history, our products and our commitments. Financial news and reports and related information about our company can be found at http://levistrauss.com/investors/financial-news. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Our Business Strategies
Our goal is to generate and sustain profitable growth over the long term in order to significantly improve the value of the enterprise. The management team is focused on four key strategies to achieve this goal:

•
Drive the profitable core business. Our core businesses create the most value on a brand, geographic, customer or business-segment basis. These include our men's bottoms business for the Levi's® brand globally and the Dockers® brand in the United States, including our iconic 501® jean and Dockers® khaki pant. We also consider our key international markets of Mexico, Germany, France and the United Kingdom, as well as key wholesale accounts globally to be vital elements of our long-term growth strategies. Accordingly, we are focused on managing collaborative relationships with these accounts to focus on inventory levels, customer support and marketing planning, in order to achieve mutual commercial success.

•
Expand the reach of our brands and build a more balanced portfolio. We believe we have opportunities to grow our two largest brands through new or expanded product categories, consumer segments and geographic markets. We are building upon our iconic brands, our innovative design and marketing expertise to deepen our connection with consumers and expand the reach and appeal of our brands globally. For example, we believe we can better serve the female consumer, and that there are significant opportunities in tops, outerwear and accessories. We also believe opportunities remain to expand in emerging and underpenetrated geographic markets, including India, China, Russia and Brazil.

•
Become a world-class omni-channel retailer. We will continue to expand our consumer reach through brand-dedicated stores globally, including company-operated stores, dedicated e-commerce sites, franchisee and other dedicated store models. We believe these brand-dedicated stores represent an attractive opportunity to establish incremental distribution and sales as well as to showcase the full breadth of our product offerings and deliver a consistent brand experience to the consumer.

•
Leverage our global scale to develop a competitive cost structure.  We are focused on executional excellence: improving productivity, reducing our controllable cost structure and driving efficiencies through our global supply chain. We will balance our pursuit of improved organizational agility and marketplace responsiveness with our cost management efforts.

Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented approximately 85%, 86% and 83% of our total units sold in each of fiscal years 2013, 2012 and 2011, respectively. Men's products generated approximately 78%, 75% and 72% of our total net sales in each of fiscal years 2013, 2012 and 2011, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic American style and effortless cool and is positioned as the authentic, original and definitive jeans brand.  Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans – the double arc of stitching, known as the Arcuate Stitching Design, and the Red Tab Device, a fabric tab stitched into the back right pocket. Today, the Levi's® brand continues to evolve, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear and accessories for men, women and children is available in more than 110 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all-time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2013, 2012 and 2011. We also offer premium products around the world including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for approximately 84%, 84% and 83% of our total net sales in fiscal 2013, 2012 and 2011, respectively, approximately half of which were generated in our Americas region.

Dockers® Brand
The Dockers® brand has embodied the spirit of khakis for more than 25 years. Since its introduction in 1986, the brand has been perfecting the khaki and the essential goods to go with them. The brand focuses on men, celebrating the re-emergence of khakis as the go-to versatile pant.
Our Dockers® brand products accounted for approximately 12% of our total net sales in each of fiscal 2013, 2012 and 2011. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.
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
Signature by Levi Strauss & Co.™ brand and Denizen® brand products accounted for approximately 4%, 4% and 5% of our total net sales in fiscal years 2013, 2012 and 2011, respectively.
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
In addition to product category licenses, we enter into regional license agreements with third parties to produce, market and distribute our products in several countries around the world, including various Latin American, Middle Eastern and Asia Pacific countries. Licensing accounted for approximately 2% of our total net revenues in each of fiscal years 2013, 2012 and 2011.
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
Sales, Distribution and Customers
We distribute our products through a wide variety of retail formats around the world, including chain and department stores, franchise stores dedicated to our brands, our own company-operated retail network, multi-brand specialty stores, mass channel retailers, and both company-operated and retailer e-commerce sites.
Multi-brand Retailers
We seek to make our products available where consumers shop, including offering products and related assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party e-commerce sites. Sales to our top ten wholesale customers accounted for approximately 31%, 32% and 30% of our total net revenues in fiscal years 2013, 2012 and 2011, respectively. No customer represented 10% or more of net revenues in any of these years. The loss of any major wholesale customer could have a material adverse effect on one or more of our segments or on the company as a whole.
Dedicated Stores
We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our strategy for expanding distribution of our products. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees. In addition to the dedicated stores, we maintain brand-dedicated e-commerce sites that sell products directly to retail consumers.

Company-operated retail stores.  Our company-operated online and retail stores, including both mainline and outlet stores, generated approximately 22%, 21% and 18% of our net revenues in fiscal 2013, 2012 and 2011, respectively. As of November 24, 2013, we had 529 company-operated stores, predominantly Levi's® stores, located in 33 countries across our three regions. We had 208 stores in the Americas, 201 stores in Europe and 120 stores in Asia Pacific. During 2013, we added 49 company-operated stores and closed 31 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,400 of these stores as of November 24, 2013, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops located within department stores, which may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside of the United States, approximately 400 dedicated shop-in-shops were operated directly by us and approximately 500 were operated by third parties as of November 24, 2013.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season. In both 2013 and in 2012, our net revenues in the first, second, third and fourth quarters represented 25%, 23%, 24% and 28%, respectively, of our total net revenues for the year.
Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2013, 2012 and 2011 consisted of 13 weeks.
Marketing and Promotion
We root our marketing in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic, original and definitive jeans brand and the Dockers® brand as world's best and most loved khaki. We support our brands with a diverse mix of marketing initiatives to drive consumer demand.
We also market through social media and digital and mobile outlets, event and music sponsorships, product placement in leading fashion magazines and with celebrities, personal sponsorships and endorsements, on-the-ground efforts such as street-level events and similar targeted “viral” marketing activities.
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
Product procurement.  We source nearly all of our products through independent contract manufacturers. The remainder are sourced from our company-operated manufacturing and finishing plants. See “Item 2 – Properties” for more information about those manufacturing facilities.
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
In 2013, we sourced products from contractors located in more than 30 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 20% of our sourcing in 2013.

Sourcing practices.  Our sourcing practices include these elements:

•
We require all third-party contractors and subcontractors who manufacture or finish products for us to comply with our code of conduct relating to supplier working conditions as well as environmental, employment and sourcing practices. We also require our licensees to ensure that their manufacturers comply with our requirements.

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
Logistics.  We operate dedicated distribution centers in a number of countries. For more information, see “Item 2 – Properties.” Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for retail presentation, and shipping them to our customers and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory from which we ship to our stores and wholesale customers. In certain locations around the globe we have consolidated our distribution centers to service multiple countries. In addition, we outsource some of our logistics activities to third-party logistics providers.
Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	developing products with relevant fits, finishes, fabrics, style and performance features;

•	maintaining favorable brand recognition and appeal through strong and effective marketing in diverse market segments;

•	anticipating and responding to changing consumer demands and apparel trends in a timely manner;

•	securing desirable retail locations and presenting products effectively at company-operated retail and franchised and other brand-dedicated stores;

•	ensuring product availability at wholesale and e-commerce channels, and at company-operated retail, franchised and other brand-dedicated stores;

•	optimizing supply chain cost efficiencies and product development cycle lead times;

•	delivering compelling value for the price in diverse market segments; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and distributors.
We face competition from a broad range of competitors at the global, regional and local levels in diverse channels across a wide range of retail price points. Globally, a few of our primary competitors include vertically integrated specialty stores operated by such companies such as The Gap, Inc. and The Inditex Group; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines including through their Wrangler, Lee and Seven for All Mankind brands; khakiwear brands such as Haggar; and athletic wear companies such as adidas Group, NIKE, Inc. and lululemon athletica inc. In addition, each region faces local or regional competition; and in the Americas, retailers' private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory brand), Target Corporation (Mossimo and Merona brands) and JC Penney (Arizona brand). Many of our regional competitors are also seeking to expand globally through an expanded store footprint and the e-commerce channel. For more information on the factors affecting our competitive position, see “Item 1A – Risk Factors.”
Trademarks
We have more than 5,000 trademark registrations and pending applications in approximately 180 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co., the parent and U.S. operating company. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We currently are pursuing approximately 400 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
Employees
As of November 24, 2013, we employed approximately 16,000 people, approximately 9,000 of whom were located in the Americas, 4,600 in Europe, and 2,400 in Asia Pacific. Approximately 4,200 of our employees were associated with the manufacturing and procurement of our products, 7,200 worked in retail, including seasonal employees, 1,600 worked in distribution and 3,000 were other non-production employees.
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
In the 19th and early 20th centuries, our work pants were worn primarily by cowboys, miners and other working men in the western United States. Then, in 1934, we introduced our first jeans for women, and after World War II, our jeans began to appeal to a wider market. By the 1960s, they had become a symbol of American culture, representing a unique blend of history and youth. We opened our export and international businesses in the 1950s and 1960s. In 1986, we introduced the Dockers® brand of casual apparel which revolutionized the concept of business casual.
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
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic to, and spending in, these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, volatility in investment returns, fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as its direct impact on us. These outcomes and behaviors have, and may continue to, adversely affect our business and financial condition.
Intense competition in the global apparel industry could lead to reduced sales and prices.
We face a variety of competitive challenges in the global apparel industry from a variety of jeanswear and casual apparel marketers, and competition has increased over the years due to factors such as the international expansion and increased presence of vertically integrated specialty stores; expansion into e-commerce by existing and new competitors; the proliferation of private labels or exclusive labels offered by department stores, chain stores and mass channel retailers; the introduction of jeans and casual apparel by well-known and successful athletic wear marketers; and the movement of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products. In addition, some of these competitors may not respond to changing sourcing conditions in the same manner we do, and may be able to achieve lower product costs or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the demand for our products. These evolving competitive factors could reduce our sales and adversely affect our business and financial condition.
The success of our business depends upon our ability to offer innovative and updated products at attractive price points.
The global apparel industry is characterized by constant product innovation due to changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, negatively impact the consumer traffic in our dedicated retail stores, leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices, all of which may adversely affect our gross margin, and impair the image of our brands on a local, regional and global level. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to ongoing pricing pressure.
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
The principal materials used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in the past several years and may fluctuate significantly again in the future. Increases in raw material costs, unless sufficiently offset with our pricing actions, may cause a decrease in our profitability and impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas.
We import both raw materials and finished garments into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition, specifically our gross margin and overall profitability.
Substantially all of our import operations are subject to customs and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business.
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
Risks Relating to Our Business
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for approximately 31%, 32% and 30% of our total net revenues in fiscal years 2013, 2012 and 2011, respectively. No customer represented 10% or more of net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a wholesale customer may revise its strategy to one that shifts its focus away from our typical consumer or that otherwise results in a reduction of its sales of our products generally, negatively impacting our sales through that channel. Also, a decline in the performance or financial condition of a major wholesale customer – including bankruptcy – may cause us to alter our business terms or to cease doing business with that customer, which could in turn adversely affect our own business and financial condition.
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
In the United States, chain stores and department stores are the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores and independent jeanswear retailers have traditionally been our primary distribution channels.
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

•	Shrinking points of distribution, inclusive of fewer doors at our customer locations.

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
If we encounter problems with our distribution channels, our ability to deliver our products to market could be adversely affected.
We rely on company-owned and independently-operated distribution facilities to warehouse and ship products to our wholesale customers and e-commerce consumers. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. While these risks cannot be completely eliminated, we have implemented various maintenance programs and contingency plans and also work with our suppliers to mitigate these risks at both our company-owned and independently operated distribution facilities.
We are focused on executional excellence, including improving productivity, reducing our controllable cost structure and driving efficiencies through our global supply chain.  As part of the pursuit for improved organizational agility and marketplace responsiveness, we may consolidate the number of distribution facilities we rely upon. As a potential consequence of such consolidation, our operations could also be interrupted by work stoppages, labor disputes, earthquakes, floods, fires or other natural disasters affecting our distribution centers. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet wholesale customer and e-commerce consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
The loss of members of the Company’s executive management and other key employees could harm our business.
Our future success depends in part on the continued service of our executive management team and other key employees. The unexpected loss of the services of any key individual could harm our business. Our future success depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is intense, and we may not be successful in attracting and retaining such personnel.
If we are unable to effectively execute our e-commerce business our reputation and operating results may be harmed.
While still comprising a small portion of our net revenues, e-commerce has been our fastest growing business over the last several years. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer confidence, preferences and buying trends relating to e-commerce usage, both domestically and abroad, as well as promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce sites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; and changes in applicable federal and state regulations. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. Our competitors, some of whom have greater resources than us, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.
Additionally, the success of our e-commerce business and the satisfaction of our consumers  depends on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations, and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any facilities were to shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in "out of stock" conditions in the e-commerce sites we operate, those operated by our wholesale customers or other third parties, incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers.  Any of these issues could have a material adverse effect on our business and harm our reputation.

Any major disruption or failure of our information technology systems could adversely affect our business and operations.
We rely on various information technology systems to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including credit card information and personal identification information. A security breach may expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.
We source approximately 95% of our products from independent contract manufacturers who purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our independent manufacturers. Under our current arrangements with our independent manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, while we have historically worked with numerous manufacturers, in the past several years we have begun consolidating the number of independent manufacturers from which we source our products. Reliance on fewer numbers of independent manufacturers involves risk and any difficulties or failures to perform by our independent contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations.
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
We require contractors to meet our standards in terms of working conditions, environmental protection, raw materials, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, the labor and business practices of apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our independent manufacturers to adhere to labor or other laws or appropriate labor or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
Regulatory developments such as the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of raw materials used by our suppliers in the manufacture of certain of our products. We may be subject to costs associated with new regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.
We are a global company with significant revenues and earnings generated internationally, which exposes us to political and economic risks as well as the impact of foreign currency fluctuations.
In addition to our significant international revenues and earnings, a substantial amount of our products come from sources outside of the country of distribution. As a result, we are subject to the risks of doing business outside of the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	political, economic and social instability;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States; and

•	less protective foreign laws relating to intellectual property.
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may benefit or adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. In addition, we engage in hedging activities to manage our foreign currency exposures resulting from certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, earnings repatriations, net investment in foreign operations and funding activities. However, our earnings may be subject to volatility since we do not fully hedge our foreign currency exposures and we are required to record in income the changes in the market values of our exposure management instruments that we do not designate or that do not qualify for hedge accounting treatment. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations as the majority of our sourcing activities are conducted in U.S. Dollars. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.
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
If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
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
Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements which could negatively affect our reputation and business.
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
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other proprietary intellectual property, and we may not be able to successfully resolve those claims. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
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
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or the loss of power caused by power shortages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our other facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers or customers, is affected by earthquakes, tsunamis, power shortages, floods, monsoons, terrorism, epidemics, political instability or conflict or other events outside of our control, our business could suffer. The Company has plans in place to mitigate the impact of these types of events on its own facilities including the geographic diversity of our IT infrastructure, the duplication of headquarter locations, training and education of employees for such circumstances, and the capacity for many employees to work remotely. Oversight to these preparedness strategies is provided by several committees comprised of key functions representing the regions in which the company does business. However, we cannot assure that these mitigation plans will offset the impact of such events, and we cannot control the impact of such events on the operations of our suppliers or customers.
Risks Relating to Our Debt
We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 24, 2013, we had approximately $1.5 billion of unsecured debt, and we had $635.3 million of additional borrowing capacity under our senior secured revolving credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
In addition, borrowings under our senior secured revolving credit facility bears interest at variable rates. As a result, increases in market interest rates would require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations. Increase in market interest rates may also affect the trading price of our debt securities that bear interest at a fixed rate. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.
Volatility in the capital markets could affect our ability to access capital or could increase our costs of capital.
A downturn or disruption in the credit markets may reduce sources of liquidity available to us or increase our costs of capital, which could impact our ability to maintain or grow our business, which in turn may adversely affect our business and results of operations.
Restrictions in our notes, indentures and senior secured revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.
The indentures relating to our senior unsecured notes, our Euro notes, our Yen-denominated Eurobonds and our senior secured revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock, and enter into transactions with affiliates. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.
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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate four manufacturing-related facilities abroad and eight distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 24, 2013, is summarized in the following table:

Location	Primary Use	Leased/Owned
Americas
San Francisco, CA	Design and Product Development	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Westlake, TX	Data Center	Leased
Etobicoke, Canada	Distribution	Owned
Cuautitlan, Mexico	Distribution	Leased

Europe
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Owned
Sabadell, Spain	Distribution	Leased
Corlu, Turkey	Finishing and Distribution	Owned

Asia Pacific
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Ninh Binh, Vietnam	Finishing	Leased
______________

(1)	Building and improvements are owned but subject to a ground lease.
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia Pacific headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Singapore. As of November 24, 2013, we also leased or owned 105 administrative and sales offices in 42 countries, as well as leased 18 warehouses in nine countries.
In addition, as of November 24, 2013, we had 529 company-operated retail and outlet stores in leased premises in 33 countries. We had 208 stores in the Americas region, 201 stores in the Europe region and 120 stores in the Asia Pacific region.

Item 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we have various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

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
As of February 6, 2014, there were 281 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.
We paid a cash dividend of $25.1 million on our common stock in the first quarter of 2013, and cash dividends of $20.0 million in the first half of each of 2012 and 2011. Subsequent to the fiscal year-end, on February 5, 2014, our Board of Directors declared a cash dividend of $30.0 million. Please see Note 14 to our audited consolidated financial statements included in this report for more information. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, the income tax impact to the dividend recipients, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
We repurchased a total of 8,018 shares of our common stock during the fourth quarter of the fiscal year ended November 24, 2013, in connection with the exercise of call rights under our 2006 Equity Incentive Plan. For more detailed information, see Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for 2013, 2012, 2011, 2010 and 2009. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for 2013, 2012 and 2011 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 24, 2013	Year Ended November 25, 2012	Year Ended November 27, 2011	Year Ended November 28, 2010	Year Ended November 29, 2009
	(Dollars in thousands)
Statements of Income Data:
Net revenues	$4,681,691	$4,610,193	$4,761,566	$4,410,649	$4,105,766
Cost of goods sold	2,331,219	2,410,862	2,469,327	2,187,726	2,132,361
Gross profit	2,350,472	2,199,331	2,292,239	2,222,923	1,973,405
Selling, general and administrative expenses	1,884,965	1,865,352	1,955,846	1,841,562	1,595,317
Operating income	465,507	333,979	336,393	381,361	378,088
Interest expense	(129,024)	(134,694)	(132,043)	(135,823)	(148,718)
Loss on early extinguishment of debt	(689)	(8,206)	(248)	(16,587)	—
Other income (expense), net	(13,181)	4,802	(1,275)	6,647	(39,445)
Income before taxes	322,613	195,881	202,827	235,598	189,925
Income tax expense	94,477	54,922	67,715	86,152	39,213
Net income	228,136	140,959	135,112	149,446	150,712
Net loss attributable to noncontrolling interest	1,057	2,891	2,841	7,057	1,163
Net income attributable to Levi Strauss & Co.	$229,193	$143,850	$137,953	$156,503	$151,875

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$411,268	$530,976	$1,848	$146,274	$388,783
Investing activities	(92,798)	(75,198)	(140,957)	(181,781)	(233,029)
Financing activities	(230,509)	(250,939)	77,707	32,313	(97,155)
Balance Sheet Data:
Cash and cash equivalents	$489,258	$406,134	$204,542	$269,726	$270,804
Working capital	1,054,236	881,493	870,960	891,607	778,888
Total assets	3,127,418	3,170,077	3,279,555	3,135,249	2,989,381
Total debt, excluding capital leases	1,545,877	1,729,211	1,972,372	1,863,146	1,852,900
Total capital leases	10,833	2,022	3,713	5,355	7,365
Total Levi Strauss & Co. stockholders' equity (deficit)	171,666	(106,921)	(165,592)	(219,609)	(333,119)
Other Financial Data:
Depreciation and amortization	$115,720	$122,608	$117,793	$104,896	$84,603
Capital expenditures	91,771	83,855	130,580	154,632	82,938
Cash dividends paid	25,076	20,036	20,023	20,013	20,001

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Company
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia Pacific. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,300 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 529 company-operated stores located in 33 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 22% of our net revenues in 2013, as compared to 21% in the same period in 2012, with our online stores representing approximately 11% of this revenue. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia Pacific businesses, collectively, contributed approximately 39% of our net revenues and 36% of our regional operating income in 2013. Sales of Levi’s® brand products represented approximately 84% of our total net sales in 2013. Pants represented approximately 85% of our total units sold in 2013, and men's products generated approximately 78% of our total net sales.
Our Objectives
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth, generate strong cash flow and reduce our debt. Critical strategies to achieve these objectives include driving our profitable core business; expanding the reach of our brands and building a more balanced product portfolio; elevating the performance of our retail channel, including e-commerce; and leveraging our global scale to develop a competitive cost structure.
For 2014, our objective is to grow full-year revenues as compared to 2013.  Full-year gross margin in 2014 is projected to be approximately 50%.  With respect to our cost structure, we are identifying opportunities to globally streamline processes, eliminate redundant work, take advantage of lower-cost service delivery options and overhaul our procurement practices.  This initiative will be implemented in phases as we move through 2014 and will result in up-front charges.
Trends Affecting Our Business
We believe the key business and marketplace factors that we are managing include the following:

•
Factors that impact consumer discretionary spending, which continues to be weak in certain markets around the world, have created a challenging retail environment for us and our customers, characterized by inconsistent traffic patterns and consequently in part leading to a more promotional environment. Such factors include continuing pressures in the U.S. and international economies related to the lingering high unemployment rates, slow real wage increase, muted growth in emerging markets, a shift in spending to non-apparel categories such as housing and other interest-rate sensitive durables, and other similar macroeconomic elements.

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by slowed growth prospects due to consolidation in the industry, increased competition from vertically-integrated specialty stores, fast-fashion retail, and e-commerce shopping, and pricing transparency enabled by proliferation of online technologies. As a result, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings. Many apparel wholesalers, including us, seek to strengthen relationships with customers as a result of these changes in the marketplace through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

•
Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store and e-commerce distribution and consumer-facing technologies, which has raised competitiveness in the retail market.

•
More competitors are seeking growth globally, thereby raising the competitiveness of international markets. Some of these competitors are entering into markets where we already have a mature business such as the United States, Western Europe and Japan, and those new brands may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

•
Competition for, and price volatility of, resources throughout the supply chain have increased, causing us and other apparel manufacturers to continue to seek alternative sourcing channels and create new efficiencies in our global supply chain. Trends affecting the supply chain include the proliferation of lower-cost sourcing alternatives, resulting in reduced barriers to entry for new competitors, and the impact of fluctuating prices of labor and raw materials. Trends such as these can bring additional pressure on us and other wholesalers and retailers to shorten lead-times, reduce costs and raise product prices.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
Our 2013 Results
Our 2013 results reflect net revenues and net income growth despite the ongoing challenging conditions in Europe and Asia.

•
Net revenues.  On both reported and constant-currency bases, consolidated net revenues increased by 2% compared to 2012. The increase primarily reflected higher sales in the Americas, both at our company-operated retail network and to certain wholesale customers.

•
Operating income.  Compared to 2012, operating margin rose to nearly 10%, primarily due to a higher gross margin, reflecting the benefit from the lower cost of cotton. Consolidated operating income increased by 39% compared to 2012, primarily due to charges that we took in the second half of 2012 related to strategic choices in our Asia Pacific region. The increase in operating income was partially offset by higher selling, general and administrative expenses ("SG&A") in 2013.

•
Cash flows.  Cash and cash equivalents increased $83 million to $489 million while long-term debt decreased $165 million to $1.5 billion. Cash flows provided by operating activities were $411 million for 2013 as compared to $531 million for 2012, primarily reflecting our higher inventory levels and higher payments to vendors.

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

•
Cost of goods sold is primarily comprised of product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense.

•	Selling costs include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops.

•
We reflect substantially all distribution costs in SG&A, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

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
2013 compared to 2012
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2013	November 25, 2012	% Increase (Decrease)	November 24, 2013	November 25, 2012
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$4,681.7	$4,610.2	1.6%	100.0%	100.0%
Cost of goods sold	2,331.2	2,410.9	(3.3)%	49.8%	52.3%
Gross profit	2,350.5	2,199.3	6.9%	50.2%	47.7%
Selling, general and administrative expenses	1,885.0	1,865.3	1.1%	40.3%	40.5%
Operating income	465.5	334.0	39.4%	9.9%	7.2%
Interest expense	(129.0)	(134.7)	(4.2)%	(2.8)%	(2.9)%
Loss on early extinguishment of debt	(0.7)	(8.2)	(91.6)%	—	(0.2)%
Other income (expense), net	(13.2)	4.8	(374.5)%	(0.3)%	0.1%
Income before income taxes	322.6	195.9	64.7%	6.9%	4.2%
Income tax expense	94.5	54.9	72.0%	2.0%	1.2%
Net income	228.1	141.0	61.8%	4.9%	3.1%
Net loss attributable to noncontrolling interest	1.1	2.9	(63.4)%	—	0.1%
Net income attributable to Levi Strauss & Co.	$229.2	$143.9	59.3%	4.9%	3.1%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 24, 2013	November 25, 2012	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,851.0	$2,749.3	3.7%	3.7%
Europe	1,103.5	1,103.2	—	(2.1)%
Asia Pacific	727.2	757.7	(4.0)%	0.4%
Total net revenues	$4,681.7	$4,610.2	1.6%	1.8%
As compared to the same period in the prior year, total net revenues were affected unfavorably by changes in foreign currency exchange rates.
Americas.  Net revenues in our Americas region increased on both reported and constant-currency bases.
Net revenues increased in our retail channel at our outlet and online stores primarily due to improved performance. Levi's® and Dockers® brand wholesale revenues increased due to strong sales to certain key customers. Partially offsetting the higher wholesale revenues was our decision in the third quarter of 2012 to license the Levi's® brand boys business, whereby we now recognize a royalty rate on the licensee's sales of these products, in lieu of recognizing the full wholesale revenues and related costs. During the fourth quarter, increased sales of Levi's® men's products through all channels offset declines in sales of women's products at wholesale.
Europe.  Net revenues in Europe were flat on a reported basis but decreased on a constant-currency basis, with currency affecting net revenues favorably by approximately $23 million.
Net revenues decreased in our traditional wholesale channels throughout the region, most notably during the fourth quarter, and to our franchisees in Southern Europe. This decline was partially offset by net revenue growth from the performance and expansion of our company-operated retail network, particularly at our outlet stores and in Russia.
Asia Pacific.  Net revenues in Asia Pacific decreased on a reported basis but increased slightly on a constant-currency basis, with currency affecting net revenues unfavorably by approximately $33 million.
The increase in constant-currency net revenues reflects our decision to phase out the Denizen® brand in the third quarter of 2012. Revenues were negatively impacted in the second half of 2012 due to support we provided to our customers in conjunction with exiting the brand.
Excluding the Denizen® impact, net revenues decreased in 2013 reflecting lower Levi's® brand sales at our wholesale and retail channels due to ongoing challenging conditions in most markets in the region, which also led to declining franchisee performance and selective closure of unproductive stores. Partially offsetting these declines was a slight improvement in our performance in Levi's® brand sales in India.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 24, 2013	November 25, 2012	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$4,681.7	$4,610.2	1.6%
Cost of goods sold	2,331.2	2,410.9	(3.3)%
Gross profit	$2,350.5	$2,199.3	6.9%
Gross margin	50.2%	47.7%
Currency affected gross profit favorably by approximately $25 million. Gross margin improved primarily due to the benefit of the lower cost of cotton in the products we sold in the first half of 2013. Gross margin also improved due to the unfavorable impact in 2012 of the $32 million in customer support and markdown charges taken to exit the Denizen® brand in Asia Pacific. This was partially offset by a decline in margin in the fourth quarter reflecting higher discounts and inventory markdown, particularly in the women’s business.
Selling, general and administrative expenses
The following table shows our SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2013	November 25, 2012	% Increase (Decrease)	November 24, 2013	November 25, 2012
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$719.2	$717.0	0.3%	15.4%	15.6%
Advertising and promotion	274.0	260.4	5.2%	5.9%	5.6%
Administration	399.8	376.2	6.3%	8.5%	8.2%
Other	492.0	511.7	(3.8)%	10.5%	11.1%
Total SG&A	$1,885.0	$1,865.3	1.1%	40.3%	40.5%
Currency affected SG&A favorably by approximately $6 million as compared to the prior year.
Selling.  We had 18 more company-operated stores at the end of 2013 than we did at the end of 2012. Higher expenses associated with the performance and expansion of our company-operated store network were offset by savings in our wholesale sales organization.
Advertising and promotion.  The increase as a percentage of net revenues reflected increased advertising campaigns in our fourth quarter as compared to the prior-year period.
Administration.  Incentive compensation expense increased more than $30 million, reflecting improved achievement against our internally-set objectives in 2013 as compared to 2012; additionally, postretirement benefit plan costs increased, as the favorable impact of past plan amendments had been substantially recognized by the end of fiscal 2012. These increases were partially offset by lower severance expenses in 2013.
Other.  Other SG&A includes distribution, information resources, and marketing organization costs. Lower costs primarily reflected a third-quarter 2012 impairment charge of $19 million recorded in conjunction with our decision to outsource distribution in Japan to a third-party and close our owned distribution center in that country.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2013	November 25, 2012	% Increase (Decrease)	November 24, 2013		November 25, 2012
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$510.5	$431.6	18.3%	17.9%		15.7%
Europe	167.6	178.3	(6.0)%	15.2%		16.2%
Asia Pacific	123.7	66.8	85.1%	17.0%		8.8%
Total regional operating income	801.8	676.7	18.5%	17.1%	*	14.7%	*
Corporate expenses	336.3	342.7	(1.9)%	7.2%	*	7.4%	*
Total operating income	$465.5	$334.0	39.4%	9.9%	*	7.2%	*
Operating margin	9.9%	7.2%
______________
* Percentage of consolidated net revenues
Currency favorably affected total operating income by approximately $31 million.
Regional operating income.

•	Americas. The increase in operating income and operating margin primarily reflected the region's improved gross margin.

•	Europe. The decrease in operating income reflected the region's lower net revenues and higher expenses related to our company-operated stores as well as advertising.

•
Asia Pacific.  The increase in operating income and operating margin reflected the charges recorded in 2012 in connection with our decision to phase out the Denizen® brand in the region, as well as the region's improved gross margin.

Corporate.  Corporate expenses are SG&A that are not attributed to any of our regional operating segments. As compared to the prior year, corporate expenses in 2013 included lower severance expenses and lower distribution expenses, reflecting the third-quarter 2012 impairment charge of $19 million recorded for our distribution center in Japan. These declines were partially offset by higher incentive compensation expense and higher postretirement benefit plan costs.
Interest expense
Interest expense was $129.0 million for the year ended November 24, 2013, as compared to $134.7 million in the prior year. The decrease in 2013 was due to lower debt balances, which resulted from our debt refinancing activities during the second quarters of 2012 and 2013, partially offset by higher interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for the 2013 was 7.52%, as compared to 7.05% for 2012.
Loss on early extinguishment of debt
For the year ended November 24, 2013, we recorded a loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2013. The loss was comprised of the write-off of the remaining unamortized discount and unamortized debt issuance costs.

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
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 24, 2013, we recorded expense of $13.2 million as compared to income of $4.8 million for the prior year. The expense in 2013 primarily reflected losses on our foreign currency denominated balances. The income in 2012 primarily reflected gains on our foreign currency denominated balances.
Income tax expense
Income tax expense was $94.5 million for the year ended November 24, 2013, compared to $54.9 million for the prior year. Our effective income tax rate was 29.3% for the year ended November 24, 2013, compared to 28.0% for the prior year.
The increase in income tax expense in 2013 as compared to 2012 is primarily due to an increase in pre-tax income. The effective tax rate in 2013 reflects a $15.2 million discrete tax benefit attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008, and a beneficial change in the impact of foreign operations as compared to 2012. The effective tax rate in 2012 reflected a net tax benefit of $27.0 million recognized in 2012, resulting from a definitive agreement with the State of California on state tax refund claims involving tax years 1986 – 2004.
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
Selling, general and administrative expenses
The following table shows our SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

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
Other.  Other SG&A includes distribution, information resources, and marketing organization costs, all of which declined during the year. Currency favorably impacted other SG&A by approximately $10 million. Offsetting these declines was a $19 million impairment charge we recorded related to a decision we took in the third quarter to outsource distribution in Japan to a third-party and close our owned distribution center in that country.

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
Corporate.  Corporate expenses are selling, general and administrative expenses that are not attributed to any of our regional operating segments. Corporate expenses in 2012 reflect the $19 million impairment charge recorded for our distribution center in Japan and include severance charges for headcount reductions across the organization primarily during the second half of the year; corporate expenses in 2011 included higher separation benefits related to the departure of executives.
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
As of November 24, 2013, we had no borrowings under the facility, and unused availability under the facility was $635.3 million, as our total availability of $701.5 million, based on collateral levels as defined by the agreement, was reduced by $66.2 million of other credit-related instruments.
As of November 24, 2013, we had cash and cash equivalents totaling approximately $489.3 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $1.1 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2006 Equity Incentive Plan (“EIP”) and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

The following table presents selected cash uses in 2013 and the related projected cash uses for these items in 2014 as of November 24, 2013:

	Cash Used in	Projected Cash Uses in
	2013	2014
	(Dollars in millions)
Capital expenditures(1)	$92	$110
Interest	122	114
Federal, foreign and state taxes (net of refunds)	47	67
Pension plans(2)	36	19
Postretirement health benefit plans	15	16
Dividend(3)	25	30
Total selected cash requirements	$337	$356
______________

(1)	Capital expenditures consist primarily of costs associated with information technology systems and investment in company-operated retail stores.

(2)
The 2014 pension contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets.

(3)	Subsequent to the fiscal year-end, our Board of Directors declared a cash dividend of approximately $30 million.

The following table provides information about our significant cash contractual obligations and commitments as of November 24, 2013:

	Payments due or projected by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,546	$42	$—	$40	$—	$404	$1,060
Interest(1)	720	114	112	111	106	91	186
Capital lease obligations	39	4	4	4	4	4	19
Operating leases(2)	649	155	123	97	77	60	137
Purchase obligations(3)	832	561	48	19	10	10	184
Postretirement obligations(4)	135	16	15	15	14	14	61
Pension obligations(5)	330	19	38	41	46	48	138
Long-term employee related benefits(6)	87	15	10	14	8	7	33
Total	$4,338	$926	$350	$341	$265	$638	$1,818
______________

(1)	Interest obligations are computed using constant interest rates until maturity.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 24, 2013, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 – Properties.”

(3)
Amounts reflect estimated commitments of $501 million for inventory purchases, $101 million for human resources, advertising, information technology and other professional services. In May 2013, we entered into an agreement for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium in Santa Clara, California, future home of the San Francisco 49ers. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis.

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

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates comply with minimum funded status and minimum required contributions under the Pension Protection Act. The 2014 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our uncertain tax positions of $37.8 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. The table also does not include amounts related to potential cash settlement of stock appreciation rights (“SARs”) put to the Company under the terms of our EIP. Such payments may range up to $35 million in 2014 and $45 million thereafter, based on the number of shares exercisable and shares expected to vest, respectively, and the fair value of the Company's stock price as of November 24, 2013.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in millions)
Cash provided by operating activities	$411.3	$531.0	$1.8
Cash used for investing activities	(92.8)	(75.2)	(141.0)
Cash (used for) provided by financing activities	(230.5)	(250.9)	77.7
Cash and cash equivalents	489.3	406.1	204.5
2013 as compared to 2012
Cash flows from operating activities
Cash provided by operating activities was $411.3 million for 2013, as compared to $531.0 million for 2012. Cash provided by operating activities decreased compared to the prior year due to an increase in cash used for inventory, reflecting our higher inventory build, and higher payments to vendors, reflecting our higher SG&A.
Cash flows from investing activities
Cash used for investing activities was $92.8 million for 2013, as compared to $75.2 million for 2012. The increase in cash used for investing activities as compared to the prior year primarily reflects higher spend on facilities improvements and our company-operated retail stores, partially offset by lower cash used toward information technology projects.
Cash flows from financing activities
Cash used for financing activities was $230.5 million for 2013, as compared to $250.9 million for 2012. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
2012 as compared to 2011
Cash flows from operating activities
Cash provided by operating activities was $531.0 million for 2012, as compared to $1.8 million for 2011. Cash provided by operating activities increased compared to the prior year due to less cash used for inventory, reflecting the lower cost of cotton and a reduction in our inventory levels, and a decline in payments to vendors, reflecting our lower SG&A. Also, cash received from customers increased, reflecting our higher beginning accounts receivable balance.
Cash flows from investing activities
Cash used for investing activities was $75.2 million for 2012, as compared to $141.0 million for 2011. The reduction in cash used for investing activities as compared to the prior year primarily reflects the higher information technology costs in 2011 associated with the installation of our global enterprise resource planning system.
Cash flows from financing activities
Cash used by financing activities was $250.9 million for 2012, as compared to cash provided of $77.7 million for 2011. Net cash used in 2012 and net cash provided in 2011 primarily related to net repayments and proceeds, respectively, of our senior revolving credit facility. Cash used in both years include dividend payments to stockholders of $20.0 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Substantially all of our debt as of November 24, 2013, was fixed-rate. As of November 24, 2013, our required aggregate debt principal payments on our unsecured long-term debt were $39.5 million in 2016, $404.4 million in 2018 and the remaining $1.1 billion in years after 2018. Short-term borrowings of $41.9 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. As of November 24, 2013, we were in compliance with all of these covenants.

Effects of Inflation
We believe that inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
Off-balance sheet arrangements and other. We have contractual commitments for non-cancelable operating leases; for more information, see Note 13 to our audited consolidated financial statements included in this report. We participate in a multiemployer pension plan; however, our exposure to risks arising from participation in the plan and the extent to which we can be liable to the plan for other participating employers' obligations are not material. We have no other material non-cancelable guarantees or commitments, and no material special-purpose entities or other off-balance sheet debt obligations.
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
Inventory valuation.  We value inventories at the lower of cost or market value. Inventory cost is generally determined using the first-in first-out method. We include product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. We estimate quantities of slow-moving and obsolete inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. In determining inventory market values, substantial consideration is given to the expected product selling price. We estimate expected selling prices based on our historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of disposition, and current consumer preferences. Estimates may differ from actual results due to changes in resale or market value, avenues of disposition, consumer and retailer preferences and economic conditions.
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment for certain reporting units and impairment for other non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. The reporting units and non-amortized intangibles selected for the qualitative assessment approach have fair values that are significantly higher than their carrying values and remote risk of impairment. For goodwill and other non-amortized intangible assets not qualitatively assessed, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 24, 2013, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
Income tax assets and liabilities.  The future effective tax rate will ultimately depend on the mix of earnings between domestic and foreign operations, management assertion on whether certain foreign earnings will be indefinitely reinvested, changes in tax laws and regulations and potential resolutions on tax examinations, refund claims and litigation. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for valuation allowance.
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
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 24, 2013, a twenty-five basis-point change in the discount rate would yield an approximately three-percent change in the projected benefit obligation and annual service cost of our pension and postretirement benefit plans.
Employee incentive compensation.  We maintain short-term and long-term employee incentive compensation plans. For our short-term plans, the amount of the cash bonus earned depends upon business unit and corporate financial results as measured against pre-established targets, and also depends upon the performance and job level of the individual. Our long-term plans are intended to reward certain levels of management for its long-term impact on our total earnings performance. Performance is measured at the end of a three-year period based on our performance over the period measured against certain pre-established targets such as the compound annual growth rates over the periods for net revenues and average margin of net earnings adjusted for certain items such as interest and taxes. We accrue the related compensation expense over the period of the plan, and changes in our projected future financial performance could have a material impact on our accruals.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;

•
consequences of impacts to the businesses of our wholesale customers caused by factors such as decreased consumer spending, pricing fluctuations, general economic and financial conditions and changing consumer preferences;

•	our and our wholesale customers’ decisions to modify strategies and adjust product mix and pricing, and our ability to manage any resulting product transition costs;

•
our effectiveness in increasing productivity and efficiency in our operations and our ability to implement organizational and distribution changes intended to optimize operations without business disruption or mitigation to such disruptions;

•
availability of quality raw materials and our ability to mitigate the variability of costs related to manufacturing, sourcing, and raw materials supply and to manage consumer response to such mitigating actions;

•
our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points, as well as in-store and online shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the apparel industry, on and from our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we and our customers do business.
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
Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprised of a group of our senior financial executives, review our foreign exchange activities to monitor compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for a managed approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our treasury risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 24, 2013, we had forward foreign exchange contracts to buy $519.5 million and to sell $233.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through January 2015.
As of November 25, 2012, we had forward foreign exchange contracts to buy $795.1 million and to sell $422.3 million against various foreign currencies. These contracts were at various exchange rates and expired at various dates through January 2014.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 24, 2013, and November 25, 2012. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of January 2015.

	As of November 24, 2013			As of November 25, 2012
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	0.95	$23,954	$1,045	1.02	$41,316	$(558)
Brazilian Real	2.53	7,526	(417)	2.08	16,339	746
Canadian Dollar	1.04	22,506	449	1.01	21,376	(183)
Swiss Franc	0.89	973	18	0.94	3,218	(15)
Czech Koruna	—	—	—	19.26	2,786	43
Danish Krone	5.41	(555)	(11)	5.75	(565)	(2)
Euro	1.36	77,318	445	1.29	70,697	(1,243)
British Pound Sterling	1.61	(31,148)	45	1.60	(10,106)	(45)
Hong Kong Dollar	7.75	878	(1)	7.75	(2,707)	(1)
Hungarian Forint	—	—	—	223.06	(7,150)	135
Indonesian Rupiah	11,769.10	12,689	261	9,838.63	11,919	1
Indian Rupee	69.40	5,905	(348)	56.30	15,985	(72)
Japanese Yen	94.48	35,668	2,356	79.08	30,894	1,229
South Korean Won	1,102.82	21,329	(968)	1,129.48	26,464	(871)
Mexican Peso	13.20	54,199	11	13.54	81,269	(2,020)
Malaysian Ringgit	3.24	18,231	(18)	3.11	14,730	(72)
Norwegian Krone	6.03	1,827	(7)	5.76	(161)	—
New Zealand Dollar	0.82	(2,635)	(25)	0.82	(11,702)	(33)
Philippine Peso	43.47	10,321	53	42.08	6,986	(302)
Polish Zloty	3.08	(3,325)	(198)	3.25	1,475	(133)
Russian Ruble	32.41	3,165	119	31.26	6,719	56
Swedish Krona	6.54	1,647	2	6.70	(152)	392
Singapore Dollar	1.24	256	2	1.22	396	(3)
Turkish Lira	—	—	—	1.82	12,293	(62)
New Taiwan Dollar	29.63	7,708	(9)	29.28	16,730	(254)
South African Rand	10.44	17,200	(58)	8.80	23,780	1,091
Total		$285,637	$2,746		$372,829	$(2,176)

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 24, 2013							As of November 25, 2012
	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$1,050,000	$1,050,000	$910,000
Average Interest Rate	—	—	—	—	—	7.25%	7.25%
Fixed Rate (Yen 4.0 billion)	—	—	39,545	—	—	—	39,545	48,508
Average Interest Rate	—	—	4.25%	—	—	—	4.25%
Fixed Rate (Euro 300 million)	—	—	—	—	404,430	—	404,430	386,520
Average Interest Rate	—	—	—	—	7.75%	—	7.75%
Variable Rate (US$)	—	—	—	—	—	—	—	325,000
Average Interest Rate	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$39,545	$—	$404,430	$1,050,000	$1,493,975	$1,670,028
______________

(1)
Amounts presented in this table exclude our other short-term borrowings of $41.9 million as of November 24, 2013, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. All of the $41.9 million was fixed-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 24, 2013 and November 25, 2012, and the results of their operations and their cash flows for each of the three years in the period ended November 24, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Francisco, CA
February 11, 2014

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 24, 2013	November 25, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$489,258	$406,134
Trade receivables, net of allowance for doubtful accounts of $18,264 and $20,738	446,671	500,672
Inventories:
Raw materials	3,361	5,312
Work-in-process	6,597	9,558
Finished goods	593,909	503,990
Total inventories	603,867	518,860
Deferred tax assets, net	187,836	116,224
Other current assets	112,082	136,483
Total current assets	1,839,714	1,678,373
Property, plant and equipment, net of accumulated depreciation of $775,933 and $782,766	439,861	458,807
Goodwill	241,228	239,971
Other intangible assets, net	49,149	59,909
Non-current deferred tax assets, net	448,839	612,916
Other non-current assets	108,627	120,101
Total assets	$3,127,418	$3,170,077

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$41,861	$59,759
Current maturities of capital leases	590	1,760
Accounts payable	254,516	225,726
Accrued salaries, wages and employee benefits	209,966	223,850
Accrued interest payable	5,346	5,471
Accrued income taxes	11,301	16,739
Other accrued liabilities	261,898	263,575
Total current liabilities	785,478	796,880
Long-term debt	1,504,016	1,669,452
Long-term capital leases	10,243	262
Postretirement medical benefits	122,248	140,958
Pension liability	326,767	492,396
Long-term employee related benefits	73,386	62,529
Long-term income tax liabilities	30,683	40,356
Other long-term liabilities	61,097	60,869
Total liabilities	2,913,918	3,263,702

Commitments and contingencies
Temporary equity	38,524	7,883

Stockholders’ Equity (Deficit):
Levi Strauss & Co. stockholders’ equity (deficit)
Common stock — $.01 par value; 270,000,000 shares authorized; 37,446,087 shares and 37,392,343 shares issued and outstanding	374	374
Additional paid-in capital	7,361	33,365
Retained earnings	475,960	273,975
Accumulated other comprehensive loss	(312,029)	(414,635)
Total Levi Strauss & Co. stockholders’ equity (deficit)	171,666	(106,921)
Noncontrolling interest	3,310	5,413
Total stockholders’ equity (deficit)	174,976	(101,508)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$3,127,418	$3,170,077
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Net revenues	$4,681,691	$4,610,193	$4,761,566
Cost of goods sold	2,331,219	2,410,862	2,469,327
Gross profit	2,350,472	2,199,331	2,292,239
Selling, general and administrative expenses	1,884,965	1,865,352	1,955,846
Operating income	465,507	333,979	336,393
Interest expense	(129,024)	(134,694)	(132,043)
Loss on early extinguishment of debt	(689)	(8,206)	(248)
Other income (expense), net	(13,181)	4,802	(1,275)
Income before income taxes	322,613	195,881	202,827
Income tax expense	94,477	54,922	67,715
Net income	228,136	140,959	135,112
Net loss attributable to noncontrolling interest	1,057	2,891	2,841
Net income attributable to Levi Strauss & Co.	$229,193	$143,850	$137,953

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Net income	$228,136	$140,959	$135,112
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	104,189	(75,277)	(56,877)
Net investment hedge (losses) gains	(7,846)	9,840	(2,304)
Foreign currency translation gains (losses)	4,965	(5,214)	(13,155)
Unrealized gain (loss) on marketable securities	252	1,561	(704)
Total other comprehensive income (loss)	101,560	(69,090)	(73,040)
Comprehensive income	329,696	71,869	62,072
Comprehensive (loss) income attributable to noncontrolling interest	(2,103)	(3,348)	(2,047)
Comprehensive income attributable to Levi Strauss & Co.	$331,799	$75,217	$64,119

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	(Dollars in thousands)
Balance at November 28, 2010	$373	$18,840	$33,346	$(272,168)	$10,808	$(208,801)
Net income (loss)	—	—	137,953	—	(2,841)	135,112
Other comprehensive (loss) income (net of tax)	—	—	—	(73,834)	794	(73,040)
Stock-based compensation and dividends, net	1	10,436	(27)	—	—	10,410
Repurchase of common stock	—	(10)	(479)	—	—	(489)
Cash dividends paid	—	—	(20,023)	—	—	(20,023)
Balance at November 27, 2011	374	29,266	150,770	(346,002)	8,761	(156,831)
Net income (loss)	—	—	143,850	—	(2,891)	140,959
Other comprehensive loss (net of tax)	—	—	—	(68,633)	(457)	(69,090)
Stock-based compensation and dividends, net	—	4,118	(25)	—	—	4,093
Repurchase of common stock	—	(19)	(584)	—	—	(603)
Cash dividends paid	—	—	(20,036)	—	—	(20,036)
Balance at November 25, 2012	374	33,365	273,975	(414,635)	5,413	(101,508)
Net income (loss)	—	—	229,193	—	(1,057)	228,136
Other comprehensive income (loss) (net of tax)	—	—	—	102,606	(1,046)	101,560
Stock-based compensation and dividends, net	—	8,272	(23)	—	—	8,249
Reclassification to temporary equity	—	(30,641)	—	—	—	(30,641)
Repurchase of common stock	—	(3,635)	(2,109)	—	—	(5,744)
Cash dividends paid	—	—	(25,076)	—	—	(25,076)
Balance at November 24, 2013	$374	$7,361	$475,960	$(312,029)	$3,310	$174,976

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$228,136	$140,959	$135,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,720	122,608	117,793
Asset impairments	8,330	27,031	5,777
Gain on disposal of property, plant and equipment	(2,112)	(351)	(2)
Unrealized foreign exchange losses (gains)	4,573	(3,146)	(5,932)
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	2,904	(8,508)	9,548
Employee benefit plans’ amortization from accumulated other comprehensive loss	22,686	1,412	(8,627)
Employee benefit plans’ curtailment (gain) loss, net	(564)	(2,391)	129
Noncash loss (gain) on extinguishment of debt, net of write-off of unamortized debt issuance costs	689	(3,643)	226
Amortization of deferred debt issuance costs	4,331	4,323	4,345
Stock-based compensation	8,249	5,965	8,439
Allowance for doubtful accounts	1,158	5,024	4,634
Deferred income taxes	37,520	19,853	16,153
Change in operating assets and liabilities:
Trade receivables	65,955	145,717	(116,003)
Inventories	(63,920)	87,547	(6,848)
Other current assets	32,808	34,384	(39,231)
Other non-current assets	10,081	1,019	4,780
Accounts payable and other accrued liabilities	3,107	46,578	(55,300)
Income tax liabilities	(24,042)	(27,811)	(15,242)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(51,974)	(74,140)	(55,846)
Other long-term liabilities	8,618	7,995	(2,358)
Other, net	(985)	551	301
Net cash provided by operating activities	411,268	530,976	1,848
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(91,771)	(83,855)	(130,580)
Proceeds from sale of assets	2,277	640	171
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(2,904)	8,508	(9,548)
Acquisitions, net of cash acquired	(400)	(491)	—
Other	—	—	(1,000)
Net cash used for investing activities	(92,798)	(75,198)	(140,957)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	140,000	385,000	—
Repayments of long-term debt and capital leases	(327,281)	(407,963)	(1,848)
Proceeds from senior revolving credit facility	—	50,000	305,000
Repayments of senior revolving credit facility	—	(250,000)	(213,250)
Proceeds from short-term credit facilities	46,187	121,200	78,137
Repayments of short-term credit facilities	(53,726)	(124,517)	(67,402)
Other short-term borrowings, net	(3,711)	2,623	8,692
Debt issuance costs	(2,557)	(7,376)	(7,307)
Restricted cash	(139)	565	(3,803)
Repurchase of common stock	(5,744)	(603)	(489)
Excess tax benefits from stock-based compensation	1,538	168	—
Dividend to stockholders	(25,076)	(20,036)	(20,023)
Net cash (used for) provided by financing activities	(230,509)	(250,939)	77,707
Effect of exchange rate changes on cash and cash equivalents	(4,837)	(3,247)	(3,782)
Net increase (decrease) in cash and cash equivalents	83,124	201,592	(65,184)
Beginning cash and cash equivalents	406,134	204,542	269,726
Ending cash and cash equivalents	$489,258	$406,134	204,542

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$121,827	$128,718	$129,079
Income taxes	47,350	49,346	56,229
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories, for men, women and children around the world under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Company operates its business through three geographic regions: Americas, Europe and Asia Pacific.
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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2013, 2012 and 2011 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
The financing section of the Company's consolidated statements of cash flows has been corrected to present the proceeds and repayments of short-term credit facility borrowings with terms greater than three months on a gross basis. Amounts were previously presented on a net basis. There was no change to the total financing cash flows and the change was immaterial to the financial statements taken as a whole.
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
Accounts Receivable, Net
The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on historic trends, customer-specific circumstances, and an evaluation of economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Inventory Valuation
The Company values inventories at the lower of cost or market value. Inventory cost is determined using the first-in first-out method. The Company includes product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating its remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. The Company estimates quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company determines inventory market values by estimating expected selling prices based on the Company's historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.
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
Goodwill and Other Intangible Assets
Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company's 2009 acquisitions. Goodwill is not amortized. Intangible assets are comprised of owned trademarks with indefinite useful lives which are not being amortized as well as acquired contractual rights and customers lists with finite lives which are being amortized over periods ranging from four to eight years. The amortization of these intangible assets is included in "Selling, general, and administrative expenses" in the Company's consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 24, 2013, and November 25, 2012.
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
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

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
The Company recognizes either an asset or a liability for any plan's funded status in its consolidated balance sheets. The Company measures changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events over the estimated service lives of the remaining employees in the plan. For plans where participants will not earn additional benefits by rendering future service, which includes the Company's U.S. plans, individual events are spread over the plan participants' estimated remaining lives. The Company's policy is to fund its retirement plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements. Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical and mortality trend rates. The Company considers several factors including historical rates, expected rates and external data to determine the assumptions used in the actuarial models.
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
Stock-Based Compensation
The Company has stock-based incentive plans which reward certain employees and directors with cash or equity. Compensation cost for these awards is estimated based on the number of awards that are expected to vest. Compensation cost for equity awards is measured based on the fair value at the grant date, while liability award expense is measured and adjusted based on the fair value at the end of each quarter. No compensation cost is ultimately recognized for certain equity awards which are unvested and forfeited at an employees' termination date or for liability awards which are out-of-the-money at the award expiration date. Compensation cost for performance awards with a market condition is recognized regardless of whether the performance or market condition is met, as long as the employee has not terminated prior to the vesting date. Compensation cost is recognized over the period that an employee provides service for that award, which generally is the vesting period.
The Company's common stock is not listed on any established stock exchange. Accordingly, the stock's fair value is approved by the Company's board of directors (the "Board") and determined based upon a valuation performed by an independent third-party, Evercore Group LLC (“Evercore”). Determining the fair value of the Company's stock requires complex judgments. The valuation process includes comparison of the Company's historical and estimated future financial results with selected publicly-traded companies and application of an appropriate discount for the illiquidity of the stock to derive the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its stock-based compensation plans, such as the grant date fair value of awards.
The fair value of equity awards granted to employees is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company's common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly-traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. Beginning in 2012, for equity awards with a service condition, the expected life is derived based on historical experience and expected future post-vesting termination and exercise patterns. Expected life for equity awards with a performance condition and awards with a service condition granted prior to 2012 is computed using the simplified method until historical experience is available. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The fair value of equity awards granted to directors is based on the fair value of the common stock at the date of grant. The fair value of liability awards granted prior to 2013 is estimated using the Black-Scholes option pricing model and is calculated using the common stock value and assumptions at each quarter end. The fair value of liability awards granted in 2013 is calculated using the common stock fair value at each quarter end.
Due to the job function of the award recipients, the Company has included stock-based compensation cost in “Selling, general and administrative expenses” in the consolidated statements of income.
Self-Insurance
Up to certain limits, the Company self-insures various loss exposures primarily relating to workers' compensation risk and employee and eligible retiree medical health benefits.  The Company carries insurance policies covering claim exposures which exceed predefined amounts, per occurrence and/or in the aggregate.  Accruals for losses are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses.
Derivative Financial Instruments and Hedging Activities
The Company recognizes all derivatives as assets and liabilities at their fair values, which are included in "Other current assets", "Other non-current assets" or "Other accrued liabilities" on the Company's consolidated balance sheets. The Company uses derivatives to manage exposures that are sensitive to changes in market conditions, such as foreign currency risk. Additionally, some of the Company's contracts contain provisions that are accounted for as embedded derivative instruments. The Company does not designate its derivative instruments for hedge accounting; changes in the fair values of these instruments are recorded in “Other income (expense), net” in the Company's consolidated statements of income. The non-derivative instruments the Company designates and that qualify for hedge accounting treatment hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in “Other income (expense), net” in the Company's consolidated statements of income. The effective portions of these hedges are recorded in “Accumulated other comprehensive loss” in the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
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
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

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
Net sales to the Company's ten largest customers totaled approximately 31%, 32% and 30% of net revenues for 2013, 2012 and 2011, respectively. No customer represented 10% or more of net revenues in any of these years.
Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating the Company's remaining manufacturing facilities, including the related depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Costs relating to the Company's licensing activities are also included in SG&A. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2013, 2012 and 2011, total advertising expense was $274.0 million, $260.4 million and $313.8 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $171.7 million, $186.7 million and $183.9 million for 2013, 2012 and 2011, respectively.
Recently Issued Accounting Standards
The following recently issued accounting standard will be effective for the Company in the first quarter of 2015:

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PP&E”) were as follows:

	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Land	$21,240	$21,319
Buildings and leasehold improvements	408,486	404,438
Machinery and equipment	439,627	473,014
Capitalized internal-use software	324,818	285,960
Construction in progress	21,623	56,842
Subtotal	1,215,794	1,241,573
Accumulated depreciation	(775,933)	(782,766)
PP&E, net	$439,861	$458,807
Depreciation expense for the years ended November 24, 2013, November 25, 2012, and November 27, 2011, was $104.6 million, $110.5 million and $104.8 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 24, 2013, and November 25, 2012, were as follows:

	Americas	Europe	Asia Pacific	Total
	(Dollars in thousands)
Balance, November 27, 2011	$207,418	$31,523	$2,029	$240,970
Foreign currency fluctuation	5	(896)	(108)	(999)
Balance, November 25, 2012	207,423	30,627	1,921	239,971
Additions	—	156	—	156
Foreign currency fluctuation	—	1,327	(226)	1,101
Balance, November 24, 2013	$207,423	$32,110	$1,695	$241,228

Other intangible assets, net, were as follows:

	November 24, 2013			November 25, 2012
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	7,882	(6,134)	1,748	42,220	(32,163)	10,057
Customer lists	20,221	(15,563)	4,658	19,326	(12,217)	7,109
Total	$70,846	$(21,697)	$49,149	$104,289	$(44,380)	$59,909
For the years ended November 24, 2013, and November 25, 2012, amortization of these intangible assets were $10.5 million and $11.4 million, respectively. The amortization of these intangible assets in the succeeding fiscal years is immaterial.
As of November 24, 2013, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 24, 2013			November 25, 2012
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$23,752	$23,752	$—	$20,322	$20,322	$—
Forward foreign exchange contracts, net(3)	7,145	—	7,145	5,792	—	5,792
Total	$30,897	$23,752	$7,145	$26,114	$20,322	$5,792
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$2,335	$—	$2,335	$3,018	$—	$3,018
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 24, 2013		November 25, 2012
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior term loan due 2014	$—	$—	$324,890	$324,484
4.25% Yen-denominated Eurobonds due 2016	39,659	38,523	48,656	47,201
7.75% Euro senior notes due 2018	405,304	432,098	387,433	416,422
7.625% senior notes due 2020	526,112	577,956	526,223	572,161
6.875% senior notes due 2022	537,447	588,275	386,838	404,163
Short-term borrowings	41,976	41,976	59,861	59,861
Total	$1,550,498	$1,678,828	$1,733,901	$1,824,292
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company's foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company designates its outstanding Euro senior notes and a portion of its outstanding Yen-denominated Eurobonds as net investment hedges to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 24, 2013, the Company had forward foreign exchange contracts to buy $519.5 million and to sell $233.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through January 2015.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 24, 2013			November 25, 2012
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	$11,145	$(4,000)	$7,145	$7,131	$(1,339)	$5,792
Forward foreign exchange contracts	880	(3,215)	(2,335)	5,183	(8,201)	(3,018)
Total	$12,025	$(7,215)		$12,314	$(9,540)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(20,564)		$—	$(28,135)
7.75% Euro senior notes due 2018	—	(404,430)		—	(386,520)
Total	$—	$(424,994)		$—	$(414,655)
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(21,161)	(26,285)	$3,839	$3,474	$(5,033)
7.75% Euro senior notes due 2018	(27,361)	(9,451)	—	—	—
Cumulative income taxes	17,186	12,246
Total	$(26,699)	$(18,853)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(2,904)	$8,508	$(9,548)
Unrealized	2,365	(17,952)	24,858
Total	$(539)	$(9,444)	$15,310
NOTE 6: DEBT

	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Long-term debt
Unsecured:
Senior term loan due 2014	$—	$324,424
4.25% Yen-denominated Eurobonds due 2016	39,545	48,508
7.75% Euro senior notes due 2018	404,430	386,520
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	535,041	385,000
Total unsecured	1,504,016	1,669,452
Total long-term debt	$1,504,016	$1,669,452
Short-term debt
Short-term borrowings	41,861	59,759
Total short-term debt	$41,861	$59,759
Total long-term and short-term debt	$1,545,877	$1,729,211
Senior Revolving Credit Facility
The Company is a party to a credit agreement for a senior secured revolving credit facility. The credit agreement provides for an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of accounts receivable and inventory in the United States and Canada, as further described below.
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Borrowings under the credit agreement will bear an interest rate of LIBOR plus 150 to 275 basis points, depending on borrowing base availability, and undrawn availability bears a rate of 37.5 to 50 basis points. The credit facility has a maturity date of September 30, 2016. Upon the maturity date, all of the obligations outstanding under the credit agreement become due.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The Company’s unused availability under its senior secured revolving credit facility was $635.3 million at November 24, 2013, as the Company’s total availability of $701.5 million, based on the collateral levels discussed above, was reduced by $66.2 million of letters of credit and other credit usage allocated under the facility. The $66.2 million was comprised of $13.3 million of other credit usage and $52.9 million of stand-by letters of credit with various international banks which serve as guarantees to cover U.S. workers' compensation claims and the working capital requirements for certain subsidiaries, primarily India.
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
Events of default.  The credit agreement contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial stock ownership changes; and specified changes in the composition of the Board . The cross-default provisions in the agreement apply if a default occurs on other indebtedness in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to accelerate. If an event of default occurs under the credit agreement, the lenders may terminate their commitments, declare immediately payable all borrowings under the agreement and foreclose on the collateral.
Senior Term Loan due 2014
The Company was a party to a senior unsecured term loan agreement (the “Term Loan”). The Term Loan, entered into in 2007, consisted of a single borrowing of $325.0 million, net of a 0.75% discount to the lenders. The Term Loan bore interest at 2.25% over LIBOR or 1.25% over the base rate. During the year ended November 24, 2013, the Company repaid in full the remaining balance of its Senior Term Loan due 2014 with the proceeds of the notes issued on March 14, 2013, and cash on hand. See “Issuance of Additional Senior Notes due 2022” below.
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
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

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
Senior Notes due 2022
Principal, interest and maturity. On May 8, 2012, the Company issued $385.0 million in aggregate principal amount of 6.875% senior notes due 2022 (the “Senior Notes due 2022”) to qualified institutional buyers and to purchasers outside the United States in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured obligations that rank equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Senior Notes due 2022 mature on May 1, 2022. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2012. The Company may redeem some or all of the Senior Notes due 2022 prior to May 1, 2017, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to May 1, 2015, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes due 2022 with the proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the Senior Notes due 2022, plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $7.4 million associated with the issuance of the notes, representing underwriting fees and other expenses, are amortized to interest expense over the term of the notes.
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
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.
Use of Proceeds. The proceeds from the issuance of the Senior Notes due 2022 were used to repurchase and repay all of the Company's then-existing Senior Notes due 2016. The proceeds were also used to repurchase ¥5,116,500,000 in aggregate principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $56.4 million including interest.
Issuance of Additional Senior Notes due 2022
Additional Senior Notes due 2022. On March 14, 2013, the Company issued an additional $140.0 million in 6.875% senior notes due 2022 (the “Additional Senior Notes due 2022”) to qualified institutional buyers in compliance with the Securities Act. The Additional Senior Notes due 2022 have the same terms and are part of the same series as the existing Senior Notes due 2022 the Company issued in May 2012. The Additional Senior Notes due 2022 were offered at a premium of $11.2 million, which will be amortized as a reduction to interest expense over the term of the notes. Costs of approximately $2.6 million associated with the issuance of the notes, representing underwriting fees and other expenses, will also be amortized to interest expense over the term of the notes.
Covenants. The Additional Senior Notes due 2022 and the existing Senior Notes due 2022 are treated as a single class for all purposes under the indenture governing the Company's Senior Notes due 2022, including without limitation, the covenants, events of default, asset sale, change of control, covenant suspension and other terms.
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
Loss on Early Extinguishment of Debt
During the year ended November 24, 2013, the Company repaid in full the remaining balance of its Senior Term Loan due 2014 and recorded a loss on the early extinguishment of debt, which was comprised of the write-off of the remaining unamortized discount and unamortized debt issuance costs.
During the year ended November 25, 2012, the Company repurchased and repaid in full its then-existing Senior Notes due 2016 and partially repurchased a portion of its Yen-denominated Eurobonds due 2016. The Company recorded a net loss of $8.2 million on early extinguishment of debt, primarily comprised of a tender premium of $11.4 million and the write-off of $4.0 million of unamortized debt issuance costs, partially offset by a gain of $7.6 million related to the partial repurchase of Yen-denominated Eurobonds at a discount to their par value.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Principal Payments on Short-term and Long-term Debt
The table below sets forth, as of November 24, 2013, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)
2014	$41,861
2015	—
2016	39,545
2017	—
2018	404,430
Thereafter	1,060,041
Total future debt principal payments	$1,545,877
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2013, 2012 and 2011 was 7.52%, 7.05% and 6.90%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of certain of the indentures relating to the Company's unsecured notes and its senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 14. As of November 24, 2013, and at the time the dividends were paid, the Company met the requirements of its debt instruments. Subsidiaries of the Company that are not wholly-owned subsidiaries are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. The Company has not entered into any arrangements that would restrict the transfer of the assets of the Company's subsidiaries to the Company in the form of loans, advances or cash dividends.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

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
Covenants.  The Company's long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries', ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information see Note 6. As of November 24, 2013, the Company was in compliance with all of these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,388,650	$1,203,677	$155,864	$156,060
Service cost	8,707	8,952	376	397
Interest cost	51,984	57,635	4,957	6,634
Plan participants' contribution	771	884	5,242	5,531
Actuarial (gain) loss(1)	(114,441)	184,183	(10,626)	10,408
Net curtailment gain	(341)	(2,379)	—	—
Impact of foreign currency changes	1,219	1,103	—	—
Plan settlements	(7,909)	(867)	—	—
Special termination benefits	74	159	—	—
Net benefits paid(2)	(94,915)	(64,697)	(20,218)	(23,166)
Benefit obligation at end of year	$1,233,799	$1,388,650	$135,595	$155,864

Change in plan assets:
Fair value of plan assets at beginning of year	894,362	771,914	—	—
Actual return on plan assets(3)	75,683	125,430	—	—
Employer contribution	35,064	60,096	14,976	17,635
Plan participants' contributions	771	884	5,242	5,531
Plan settlements	(7,909)	(867)	—	—
Impact of foreign currency changes	(23)	1,602	—	—
Benefits paid	(94,915)	(64,697)	(20,218)	(23,166)
Fair value of plan assets at end of year	903,033	894,362	—	—
Unfunded status at end of year	$(330,766)	$(494,288)	$(135,595)	$(155,864)
_____________

(1)
Actuarial gains in 2013 and losses in 2012 in the Company's pension benefit plans resulted from changes in discount rate assumptions, primarily for the Company's U.S. plans. Changes in financial markets during 2013 and 2012, including an increase and decrease, respectively, in corporate bond yield indices, resulted in a decrease and increase in benefit obligations, respectively.

(2)
The increase in pension benefits paid in 2013 was primarily due the voluntary cash out program offered to vested, terminated U.S. pension plan participants in the first half of 2013. Pension plan assets were utilized to settle pension obligations for deferred participants that elected to participate in the program.

(3)	The decrease in return on plan assets in 2013 was primarily due to the increase in interest rates which resulted in lower returns on fixed income securities.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Amounts recognized in the consolidated balance sheets as of November 24, 2013, and November 25, 2012, consist of the following:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in thousands)
Prepaid benefit cost	$1,331	$—	$—	$—
Accrued benefit liability – current portion	(8,622)	(8,217)	(13,347)	(14,906)
Accrued benefit liability – long-term portion	(323,475)	(486,071)	(122,248)	(140,958)
	$(330,766)	$(494,288)	$(135,595)	$(155,864)

Accumulated other comprehensive loss:
Net actuarial loss	$(343,148)	$(493,487)	$(34,248)	$(51,644)
Net prior service benefit	666	708	—	493
	$(342,482)	$(492,779)	$(34,248)	$(51,151)
The accumulated benefit obligation for all defined benefit plans was $1.2 billion and $1.4 billion at November 24, 2013, and November 25, 2012, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2013	2012
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,147,938	$1,335,827
Aggregate fair value of plan assets	827,764	859,373

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,195,923	$1,388,650
Aggregate fair value of plan assets	863,826	894,362

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The components of the Company's net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$8,707	$8,952	$10,241	$376	$397	$478
Interest cost	51,984	57,635	60,314	4,957	6,634	7,629
Expected return on plan assets	(56,183)	(52,029)	(52,959)	—	—	—
Amortization of prior service (benefit) cost(1)	(80)	(78)	47	(488)	(16,356)	(28,945)
Amortization of actuarial loss	16,311	12,612	14,908	6,765	5,157	5,025
Curtailment (gain) loss	(564)	(2,391)	129	—	—	—
Special termination benefit	98	159	120	—	—	—
Net settlement loss	517	383	714	—	—	—
Net periodic benefit cost (income)	20,790	25,243	33,514	11,610	(4,168)	(15,813)
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(134,378)	110,262		(10,626)	10,408
Amortization of prior service benefit(1)	80	78		488	16,356
Amortization of actuarial loss	(16,311)	(12,612)		(6,765)	(5,157)
Curtailment gain	498	192		—	—
Net settlement loss	(178)	(77)		—	—
Total recognized in accumulated other comprehensive loss	(150,289)	97,843		(16,903)	21,607
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$(129,499)	$123,086		$(5,293)	$17,439
_____________

(1)
Postretirement benefits amortization of prior service benefit recognized during each of years 2012 and 2011 relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments, which concluded amortization in 2012.

The amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2014 for the Company's defined benefit pension and postretirement benefit plans are expected to be $10.8 million and $4.0 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.8%	4.9%	3.3%	4.5%
Expected long-term rate of return on plan assets	6.4%	6.7%
Rate of compensation increase	3.5%	3.6%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.6%	3.8%	4.2%	3.3%
Rate of compensation increase	3.7%	3.5%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			7.2%	7.4%
Rate trend to which the cost trend is assumed to decline			4.5%	4.5%
Year that rate reaches the ultimate trend rate			2028	2028
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
Consolidated pension plan assets relate primarily to the U.S. pension plan. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets.  The Company's investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective of generating long-term growth in plan assets at a reasonable level of risk. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company's U.S. pension plan assets are 34-38% for equity securities, 54-58% for fixed income securities and 6-10% for other alternative investments, including real estate.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 24, 2013
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$1,132	$1,132	$—	$—
Equity securities(1)
U.S. large cap	175,181	—	175,181	—
U.S. small cap	31,163	—	31,163	—
International	133,339	—	133,339	—
Fixed income securities(2)	490,701	—	490,701	—
Other alternative investments
Real estate(3)	55,082	—	55,082	—
Private equity(4)	3,041	—	—	3,041
Hedge fund(5)	7,090	—	7,090	—
Other(6)	6,304	—	6,304	—
Total investments at fair value	$903,033	$1,132	$898,860	$3,041
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

The fair value of plan assets are composed of U.S. plan assets of $756.5 million and non-U.S. plan assets of $146.5 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of comingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

Fiscal year	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2014	$62,050	$15,998	$78,048
2015	62,690	15,498	78,188
2016	62,839	14,917	77,756
2017	64,806	14,229	79,035
2018	66,155	13,604	79,759
2019-2023	361,014	61,270	422,284
At November 24, 2013, the Company's contributions to its pension plans in 2014 were estimated to be approximately $18.4 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible home office employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 24, 2013, November 25, 2012, and November 27, 2011, were $12.2 million, $11.0 million and $10.3 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 24, 2013, November 25, 2012, and November 27, 2011, were $76.6 million, $54.6 million and $54.0 million, respectively. As of November 24, 2013, and November 25, 2012, the Company had accrued $79.6 million and $57.2 million, respectively, for the AIP.
Long-Term Incentive Plans
2006 Equity Incentive Plan (“EIP”). In July 2006, the Board adopted, and the stockholders approved, the EIP. For more information on this plan, see Note 11.
2005 Long-Term Incentive Plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. Performance will be measured at the end of a three-year period based on the Company's performance over the period measured against the following pre-established targets: (i) the target compound annual growth rate in the Company's net revenues over the three-year period; and (ii) the target compound annual growth rate of the Company's net earnings adjusted for certain items such as interest and taxes for the three-year period. Beginning in 2013, the net earnings target measurement component will be determined at the end of a three-year period based on the Company's average margin of net earnings over the period adjusted for certain items such as interest and taxes. Individual target amounts are set for each participant based on job level. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against objectives.
The Company recorded expense for the LTIP of $2.8 million for the year ended November 24, 2013, and a net reversal of expense for the LTIP of $3.6 million and $2.5 million for the years ended November 25, 2012, and November 27, 2011, respectively. As of November 24, 2013, and November 25, 2012, the Company had accrued a total of $2.9 million and $0.1 million, respectively, for the LTIP.
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $18.6 million, $5.1 million and $6.6 million, and related income tax benefits of $5.6 million, $2.0 million and $2.7 million, respectively, for the years ended November 24, 2013, November 25, 2012 and November 27, 2011, respectively. As of November 24, 2013, there was $31.4 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 2.23 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2006 Equity Incentive Plan
Under the Company's EIP, a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be granted. The EIP also provides for the grant of performance awards in the form of cash or equity. The aggregate number of shares of common stock authorized for issuance under the EIP is 700,000 shares. At November 24, 2013, 532,151 shares remained available for issuance.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Under the EIP, stock awards have a maximum contractual term of ten years and generally must have an exercise price at least equal to the fair market value of the Company's common stock on the date the award is granted. The Company's common stock is not listed on any stock exchange. Accordingly, as provided by the EIP, the stock's fair market value is determined by the Board based upon a stock valuation performed by Evercore. Awards vest according to terms determined at the time of grant. Unvested stock awards are subject to forfeiture upon termination of employment prior to vesting, but are subject in some cases to early vesting upon specified events, including certain corporate transactions as defined in the EIP or as otherwise determined by the Board in its discretion. Some stock awards are payable in either shares of the Company's common stock or cash at the discretion of the Board as determined at the time of grant.
Upon the exercise of a SAR, the participant will receive shares of common stock. The number of shares of common stock issued per SAR unit exercised is equal to (i) the excess of the per-share fair market value of the Company's common stock on the date of exercise over the exercise price of the SAR, divided by (ii) the per-share fair market value of the Company's common stock on the date of exercise.
Only non-employee members of the Board have received RSUs. Each recipient's initial grant of RSUs is converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. Subsequent grants of RSUs provide recipients with the opportunity to make deferral elections regarding when the shares of the Company's common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted to common stock upon vesting. The RSUs additionally have “dividend equivalent rights,” of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
Shares of common stock will be issued from the Company's authorized but unissued shares and are subject to the Stockholders Agreement that governs all shares.
Put rights. Prior to an initial public offering (“IPO”) of the Company's common stock, a participant (or estate or other beneficiary of a deceased participant) may require the Company to repurchase shares of the common stock held by the participant at then-current fair market value (a “put right”). Put rights may be exercised only with respect to shares of the Company's common stock that have been held by a participant for at least six months following their issuance date, thus exposing the holder to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards, and are reported in “Stockholders' equity (deficit)” in the accompanying consolidated balance sheets.
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
Temporary equity. Equity-classified stock-based awards that may be settled in cash at the option of the holder are presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets includes the portion of the intrinsic value of these awards generally relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the EIP. The increase in temporary equity from the year ended November 25, 2012, to November 24, 2013, was primarily due to an increase in the fair value of the Company's common stock.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives. Beginning in 2013, the Company issued cliff vesting performance awards ("performance-based SARs") to align with the achievement of three-year financial performance goals. SARs activity during the years ended November 24, 2013, and November 25, 2012, was as follows:

	Service SARs			Performance-based SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 27, 2011	2,021	$40.52	3.9
Granted	1,438	32.09
Exercised	(271)	24.93
Forfeited	(387)	35.78
Expired	(264)	43.49
Outstanding at November 25, 2012	2,537	$37.82	4.5	—
Granted	672	40.21		672	$40.21
Exercised	(380)	35.91		—
Forfeited	(79)	35.07		(28)	37.75
Expired	(737)	47.59		—
Outstanding at November 24, 2013	2,013	$35.51	5.5	644	$40.32	6.3
Vested and expected to vest at November 24, 2013	1,893	$35.36	5.4	478	$40.32	6.3
Exercisable at November 24, 2013	718	$34.02	4.9	—
SARs with service conditions ("service SARs") vest from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years. The performance-based SARs vest at varying unit amounts based on the attainment of certain three-year cumulative performance goals and have maximum contractual lives of seven years. In addition, approximately one-third of the performance-based SARs granted and outstanding also require the attainment of a specified common stock value as of the end of the three-year performance period in order to vest. The total intrinsic value of service SARs exercised during the year ended November 24, 2013, was $7.7 million. The total fair value of service SARs vested as of November 24, 2013, was $20.8 million. Unrecognized future compensation costs as of November 24, 2013, of $12.2 million for service SARs and $4.4 million for performance-based SARs are expected to be recognized over weighted-average periods of 2.61 years and 2.17 years, respectively. The Company believes it is probable that the performance-based SARs will vest.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	Service SARs Granted			Performance-based SARs Granted
	2013	2012	2011	2013

Weighted-average grant date fair value	$12.21	$10.96	$16.08	$12.54

Weighted-average assumptions:
Expected life (in years)	4.6	4.5	4.6	5.0
Expected volatility	43.2%	47.1%	46.9%	42.6%
Risk-free interest rate	0.8%	0.6%	2.0%	0.9%
Expected dividend	1.7%	1.7%	1.2%	1.7%
RSUs. The Company grants RSUs to certain members of its Board. RSU activity during the years ended November 24, 2013, and November 25, 2012, was as follows:

	Units	Weighted-Average Fair Value
	(Units in thousands)
Outstanding at November 27, 2011	60	$38.61
Granted	34	32.90
Converted	(22)	31.13
Outstanding at November 25, 2012	72	$38.11
Granted	26	56.79
Converted	(23)	37.37
Outstanding, vested and expected to vest at November 24, 2013	75	$44.66
The weighted-average grant date fair value of RSUs was estimated using the Evercore stock valuation. The total fair value of RSUs outstanding, vested and expected to vest as of November 24, 2013, was $4.7 million.
RSUs vest in a series of three equal installments at thirteen months, twenty-four months and thirty-six months following the date of grant. However, if the recipient's continuous service terminates for a reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Liability Awards
Cash settled liability awards provide long-term incentive compensation for select levels of the Company’s management. The common stock values used in the determination of the cash settled awards and payouts are approved by the Board based on the Evercore stock valuation. Unvested awards are subject to forfeiture upon termination of employment, but are subject in some cases to early vesting upon specified events, as defined in the agreement. From 2008 through 2012, the Company's Total Shareholder Return Plan (“TSRP”) provided grants of units that vest over a three-year performance period. Upon vesting of a TSRP unit, the participant will receive a cash payout in an amount equal to the excess of the per share value of the Company's common stock at the end of the three-year performance period over the per-share value at the date of grant. In 2013, the Company replaced the TSRP with the Phantom Restricted Stock Unit Plan (“PRSU”). The PRSU provides for grants of units, with actual number of units vesting subject to a minimum and maximum, based on the fair value of the common stock at the end of a three-year performance period. Upon vesting of a PSRU unit, the participant will receive a cash payout in an amount equal to the vested units multiplied by the fair value of the Company’s common stock at the end of the three-year performance period. Unrecognized future compensation cost as of November 24, 2013 of $2.0 million for TSRPs and $12.8 million for PRSUs are expected to be recognized over weighted-average periods of one year and 2.08 years, respectively. The Company believes it is probable that the liability awards will vest.
Liability award activity during the years ended November 24, 2013, and November 25, 2012, was as follows:

	TSRPs			PRSUs
	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End
	(Units in thousands)
Outstanding at November 27, 2011	1,169	$34.09	$6.59
Granted	389	32.09
Exercised	(437)	24.84
Forfeited	(289)	37.46
Expired	—	—
Outstanding at November 25, 2012	832	$36.83	$4.22	—
Granted	—	—		398	$38.19
Exercised	(252)	36.36		—
Performance Adjustment of PRSU				66	37.75
Forfeited	(164)	37.23		(60)	37.75
Expired	—	—		—
Outstanding at November 24, 2013	416	$36.96	$25.42	404	$38.19	$62.75
Vested and expected to vest at November 24, 2013	373	$37.52	$24.90	267	$38.19	$62.75
Exercisable at November 24, 2013	191	$42.70	$19.98	—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The total intrinsic value of TSRPs exercised during the year ended November 25, 2012, was $3.1 million. The total fair value of TSRPs vested as of November 24, 2013, and November 27, 2011, was $3.8 million and $3.7 million, respectively. The weighted-average fair value of TSRPs at November 24, 2013, and November 25, 2012, was estimated using the Black-Scholes option valuation model. The weighted-average fair value of PRSUs at the grant date was estimated using the Evercore stock valuation while the PRSUs fair value at November 24, 2013 is estimated using an internal calculation consistent with Evercore’s calculation. The weighted-average assumptions used in the TSRPs Black-Scholes model were as follows:

	TSRPs Outstanding at
	November 24, 2013	November 25, 2012

Weighted-average assumptions:
Expected life (in years)	0.6	1.2
Expected volatility	30.8%	38.3%
Risk-free interest rate	0.1%	0.2%
Expected dividend	1.1%	1.7%
NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 24, 2013, and November 25, 2012, these plan liabilities totaled $22.2 million and $18.7 million, respectively, of which $1.4 million and $1.1 million was included in “Accrued salaries, wages and employee benefits” as of November 24, 2013, and November 25, 2012, respectively. The Company held funds of approximately $23.8 million and $20.3 million in an irrevocable grantor's rabbi trust as of November 24, 2013, and November 25, 2012, respectively, related to this plan. Rabbi trust assets are included in “Other current assets” or “Other non-current assets” on the Company's consolidated balance sheets.
Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 24, 2013, and November 25, 2012, liabilities for this plan totaled $41.1 million and $41.6 million, respectively, of which $6.0 million and $5.5 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company's consolidated balance sheets.
Interest earned by the participants in deferred compensation plans was $8.7 million, $6.8 million and $0.7 million for the years ended November 24, 2013, November 25, 2012, and November 27, 2011, respectively. The charges were included in “Interest expense” in the Company's consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 13: COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 24, 2013, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)
2014	$154,476
2015	123,417
2016	96,947
2017	77,408
2018	59,687
Thereafter	137,162
Total future minimum lease payments	$649,097
In general, leases relating to real estate include renewal options of up to approximately 14 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 57 years. Some leases contain escalation clauses relating to increases in operating costs. Rental expense for the years ended November 24, 2013, November 25, 2012, and November 27, 2011, was $194.5 million, $186.1 million and $174.6 million, respectively.
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
Other Contingencies
Litigation.  In the ordinary course of business, the Company has various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.
NOTE 14: DIVIDEND PAYMENT
The Company paid a cash dividend of $25.1 million on our common stock in the first quarter of 2013, and cash dividends of $20.0 million in the first half of each of 2012 and 2011. Subsequent to the Company's year-end, the Company's Board of Directors declared a cash dividend of $30.0 million.
The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Board depending upon, among other factors, the income tax impact to the dividend recipients, the Company's financial condition and compliance with the terms of the Company's debt agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Noncontrolling Interest	Totals
	(Dollars in thousands)
Accumulated other comprehensive income (loss) at November 28, 2010	$(198,807)	$(26,389)	$(47,129)	$157	$(272,168)	$10,075	$(262,093)
Gross changes	(92,480)	(3,758)	(10,881)	(1,149)	(108,268)	794	(107,474)
Tax	35,603	1,454	(3,068)	445	34,434	—	34,434
Other comprehensive income (loss), net of tax	(56,877)	(2,304)	(13,949)	(704)	(73,834)	794	(73,040)
Accumulated other comprehensive income (loss) at November 27, 2011	(255,684)	(28,693)	(61,078)	(547)	(346,002)	10,869	(335,133)
Gross changes	(119,450)	16,070	(4,755)	2,549	(105,586)	(457)	(106,043)
Tax	44,173	(6,230)	(2)	(988)	36,953	—	36,953
Other comprehensive income (loss), net of tax	(75,277)	9,840	(4,757)	1,561	(68,633)	(457)	(69,090)
Accumulated other comprehensive income (loss) at November 25, 2012	(330,961)	(18,853)	(65,835)	1,014	(414,635)	10,412	(404,223)
Gross changes	167,192	(12,786)	4,797	411	159,614	(1,046)	158,568
Tax	(63,003)	4,940	1,214	(159)	(57,008)	—	(57,008)
Other comprehensive income (loss), net of tax	104,189	(7,846)	6,011	252	102,606	(1,046)	101,560
Accumulated other comprehensive income (loss) at November 24, 2013	$(226,772)	$(26,699)	$(59,824)	$1,266	$(312,029)	$9,366	$(302,663)
No amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 8 for additional information. These amounts are included in "Selling, general and administrative expenses" in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 16: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(539)	$(9,444)	$15,310
Foreign currency transaction (losses) gains(2)	(21,697)	8,512	(20,251)
Interest income	1,600	1,514	1,618
Investment Income	3,019	525	863
Other	4,436	3,695	1,185
Total other income (expense), net	$(13,181)	$4,802	$(1,275)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in 2013 were primarily due to unfavorable currency fluctuations against the U.S. Dollar relative to negotiated contract rates. Losses in 2012 primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso.

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

NOTE 17: INCOME TAXES
The Company's income tax expense was $94.5 million, $54.9 million and $67.7 million for the years 2013, 2012 and 2011, respectively. The Company's effective income tax rate was 29.3%, 28.0%, and 33.4% for 2013, 2012 and 2011, respectively.
The increase in income tax expense in 2013 as compared to 2012 is primarily due to an increase in pre-tax income. The effective tax rate in 2013 reflects a $15.2 million discrete tax benefit attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008, and a beneficial change in the impact of foreign operations as compared to 2012.
The decrease in income tax expense and effective tax rate in 2012 as compared to 2011 is primarily due to a net tax benefit of $27.0 million recognized in 2012, resulting from a definitive agreement with the State of California on state tax refund claims involving tax years 1986 – 2004.
The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 24, 2013		November 25, 2012		November 27, 2011
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$112,914	35.0%	$68,558	35.0%	$70,990	35.0%
State income taxes, net of U.S. federal impact	3,994	1.2%	892	0.5%	1,535	0.8%
Change in valuation allowance	5,169	1.6%	(1,329)	(0.7)%	(2,421)	(1.2)%
Impact of foreign operations	(17,160)	(5.3)%	7,313	3.7%	(2,148)	(1.1)%
Reassessment of tax liabilities	(15,215)	(4.7)%	(29,500)	(15.1)%	(51)	—
Write-off of deferred tax assets	4,289	1.3%	9,061	4.6%	—	—
Other, including non-deductible expenses	486	0.2%	(73)	—	(190)	(0.1)%
Total	$94,477	29.3%	$54,922	28.0%	$67,715	33.4%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Impact of foreign operations. The $17.2 million benefit in 2013 is primarily due to an increase in the proportion of 2013 earnings in foreign jurisdictions where the Company is subject to lower tax rates, as well as a reduction, as a percentage of pre-tax profits, in the proportion of losses in jurisdictions where the Company cannot record a tax benefit.
Reassessment of tax liabilities. In 2013, the $15.2 million tax benefit primarily relates to the finalization of the U.S. federal tax audit for tax years 2003 – 2008. In 2012, the $29.5 million tax benefit was primarily attributable to the net tax benefit recognized in 2012 resulting from a definitive agreement with the State of California on the state tax refund claims involving tax years 1986 – 2004.
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Domestic	$86,167	$82,764	$114,236
Foreign	236,446	113,117	88,591
Total Income before Income Taxes	$322,613	$195,881	$202,827
Income tax expense (benefit) consisted of the following:

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
U.S. Federal
Current	$11,294	$15,334	$19,992
Deferred	20,597	29,537	40,435
	$31,891	$44,871	$60,427
U.S. State
Current	$3,732	$(34,603)	$(10)
Deferred	3,607	(2,956)	(617)
	$7,339	$(37,559)	$(627)
Foreign
Current	$41,931	$54,338	$31,580
Deferred	13,316	(6,728)	(23,665)
	$55,247	$47,610	$7,915
Consolidated
Current	$56,957	$35,069	$51,562
Deferred	37,520	19,853	16,153
Total Income Tax Expense	$94,477	$54,922	$67,715

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$176,222	$180,890
State net operating loss carryforwards	15,587	13,030
Foreign net operating loss carryforwards	95,542	82,748
Employee compensation and benefit plans	240,198	300,796
Advance royalties	55,581	82,799
Restructuring and special charges	21,474	29,031
Sales returns and allowances	31,706	33,372
Inventory	16,469	14,261
Property, plant and equipment	21,426	18,504
Unrealized gains/losses on investments	7,971	9,720
Other	51,645	38,445
Total gross deferred tax assets	733,821	803,596
Less: Valuation allowance	(96,026)	(74,456)
Deferred tax assets, net of valuation allowance	637,795	729,140
Deferred tax liabilities
Unremitted earnings of certain foreign subsidiaries	(3,690)	—
Total deferred tax liabilities	(3,690)	—
Total net deferred tax assets	$634,105	$729,140

Current
Net deferred tax assets	$196,581	$125,804
Valuation allowance	(9,503)	(9,580)
Total current net deferred tax assets	$187,078	$116,224

Long-term
Net deferred tax assets	$533,550	$677,792
Valuation allowance	(86,523)	(64,876)
Total long-term net deferred tax assets	$447,027	$612,916
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 24, 2013, are subject to expiration through 2023 if not utilized, including $11.8 million in 2014.
Foreign net operating loss carryforwards. As of November 24, 2013, the Company had a deferred tax asset of $95.5 million for foreign net operating loss carryforwards of $327.1 million. Approximately $141.9 million of these operating losses are subject to expiration through 2032 if not utilized, including $2.8 million in 2014. The remaining $185.2 million are available as indefinite carryforwards under applicable tax law.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 24, 2013:

	Valuation Allowance at November 25, 2012	Changes in Related Gross Deferred Tax Asset	Charge	Valuation Allowance at November 24, 2013
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$—	$—	$3,824	$3,824
Foreign net operating loss carryforwards and other foreign deferred tax assets	74,456	16,401	1,345	92,202
	$74,456	$16,401	$5,169	$96,026
At November 24, 2013, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards, to reduce the assets to the amount that will more likely than not be realized.
Unremitted earnings of certain foreign subsidiaries. As of November 24, 2013, the Company had a $3.7 million deferred tax liability for foreign earnings which the Company does not currently intend to be indefinitely reinvested outside of the United States.
Uncertain Income Tax Positions
As of November 24, 2013, the Company’s total gross amount of unrecognized tax benefits was $37.8 million, of which $19.2 million could impact the effective tax rate, if recognized, as compared to November 25, 2012, when the Company’s total gross amount of unrecognized tax benefits was $63.6 million, of which $38.5 million could have impacted the effective tax rate, if recognized. The reduction in gross unrecognized tax benefits was primarily due the finalization of the U.S. federal tax audit of tax years 2003 – 2008 and the lapse of statute of limitations of various foreign jurisdictions. The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 24, 2013, and November 25, 2012:

	November 24, 2013	November 25, 2012
	(Dollars in thousands)

Unrecognized tax benefits beginning balance	$63,626	$143,397
Increases related to current year tax positions	2,839	5,216
Increases related to tax positions from prior years	1,650	3,018
Decreases related to tax positions from prior years	—	(97)
Settlement with tax authorities	(23,380)	(83,852)
Lapses of statutes of limitation	(7,026)	(3,126)
Other, including foreign currency translation	127	(930)
Unrecognized tax benefits ending balance	$37,836	$63,626
The Company believes that it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $3.9 million due to anticipated settlement of audits in various jurisdictions.
As of November 24, 2013, and November 25, 2012, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $11.8 million and $15.6 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
U.S. federal	2007 – 2013
California	2003 – 2013
Belgium	2010 – 2013
United Kingdom	2008 – 2013
Spain	2008 – 2013
Mexico	2007 – 2013
Canada	2004 – 2013
Hong Kong	2007 – 2013
Italy	2008 – 2013
France	2010 – 2012
Turkey	2008 – 2013
NOTE 18: RELATED PARTIES
Robert D. Haas, a director and Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2013, 2012, and 2011, the Company donated $4.2 million, $2.8 million and $1.6 million, respectively, to the Levi Strauss Foundation.
Peter E. Haas Jr., a director of the Company, is the President of the Red Tab Foundation, which is not a consolidated entity of the Company. During 2013 and 2012, the Company donated $0.1 million in both periods to the Red Tab Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

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
Business segment information for the Company is as follows:

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Net revenues:
Americas	$2,851,037	$2,749,327	$2,715,925
Europe	1,103,487	1,103,212	1,174,138
Asia Pacific	727,167	757,654	871,503
Total net revenues	$4,681,691	$4,610,193	$4,761,566
Operating income:
Americas	$510,496	$431,552	$393,906
Europe	167,605	178,313	182,306
Asia Pacific	123,723	66,839	108,065
Regional operating income	801,824	676,704	684,277
Corporate expenses(1)	336,317	342,725	347,884
Total operating income	465,507	333,979	336,393
Interest expense	(129,024)	(134,694)	(132,043)
Loss on early extinguishment of debt	(689)	(8,206)	(248)
Other income (expense), net	(13,181)	4,802	(1,275)
Income before income taxes	$322,613	$195,881	$202,827
_____________

(1)
Included in corporate expenses for the year ended November 25, 2012, is an $18.8 million impairment charge related to the Company's decision in the third quarter of 2012 to outsource distribution in Japan to a third-party and close its owned distribution center in that country.

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$37,520	$43,368	$53,804
Europe	20,597	21,891	23,803
Asia Pacific	9,422	12,887	12,878
Corporate	48,181	44,462	27,308
Total depreciation and amortization expense	$115,720	$122,608	$117,793

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

	November 24, 2013
	Americas	Europe	Asia Pacific	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$288,360	$101,010	$40,520	$16,781	$446,671
Inventories	338,849	117,442	113,212	34,364	603,867
All other assets	—	—	—	2,076,880	2,076,880
Total assets					$3,127,418

	November 25, 2012
	Americas	Europe	Asia Pacific	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$327,308	$113,405	$40,996	$18,963	$500,672
Inventories	270,019	126,018	96,969	25,854	518,860
All other assets	—	—	—	2,150,545	2,150,545
Total assets					$3,170,077

Geographic information for the Company was as follows:

	Year Ended
	November 24, 2013	November 25, 2012	November 27, 2011
	(Dollars in thousands)
Net revenues:
United States	$2,497,756	$2,412,647	$2,380,096
Foreign countries	2,183,935	2,197,546	2,381,470
Total net revenues	$4,681,691	$4,610,193	$4,761,566

Deferred tax assets:
United States	$567,984	$647,767	$643,767
Foreign countries	66,121	81,373	68,938
Total deferred tax assets	$634,105	$729,140	$712,705

Long-lived assets:
United States	$346,533	$353,567	$365,907
Foreign countries	110,387	123,977	152,874
Total long-lived assets	$456,920	$477,544	$518,781

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2013, NOVEMBER 25, 2012, AND NOVEMBER 27, 2011

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2013 and 2012.

Year Ended November 24, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,146,678	$1,098,898	$1,141,284	$1,294,831
Cost of goods sold	554,800	550,187	568,448	657,784
Gross profit	591,878	548,711	572,836	637,047
Selling, general and administrative expenses	410,423	449,074	454,750	570,718
Operating income	181,455	99,637	118,086	66,329
Interest expense	(32,157)	(32,883)	(30,903)	(33,081)
Loss on early extinguishment of debt	(114)	(575)	—	—
Other income (expense), net	6,066	(830)	(10,661)	(7,756)
Income before taxes	155,250	65,349	76,522	25,492
Income tax expense	48,375	17,140	20,077	8,885
Net income	106,875	48,209	56,445	16,607
Net loss (income) attributable to noncontrolling interest	145	(60)	630	342
Net income attributable to Levi Strauss & Co.	$107,020	$48,149	$57,075	$16,949

Year Ended November 25, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,164,961	$1,047,157	$1,100,856	$1,297,219
Cost of goods sold	616,167	566,471	580,108	648,116
Gross profit	548,794	480,686	520,748	649,103
Selling, general and administrative expenses	438,583	435,056	433,961	557,752
Operating income	110,211	45,630	86,787	91,351
Interest expense	(38,573)	(32,411)	(32,160)	(31,550)
Loss on early extinguishment of debt	—	(8,206)	—	—
Other income (expense), net	1,172	10,697	(5,747)	(1,320)
Income before taxes	72,810	15,710	48,880	58,481
Income tax expense	23,513	2,467	23,802	5,140
Net income	49,297	13,243	25,078	53,341
Net (income) loss attributable to noncontrolling interest	(79)	(10)	3,273	(293)
Net income attributable to Levi Strauss & Co.	$49,218	$13,233	$28,351	$53,048

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 24, 2013. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 24, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 24, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
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
Election of Class II Director
On February 5, 2014, our Board of Directors ("Board") elected Miriam L. Haas as a member of the Board, effective as of April 4, 2014.  Mrs. Haas will serve as a Class II director and has been appointed to serve as a member of the Nominating, Governance and Corporate Citizenship and Finance Committees of the Board. Mrs. Haas will receive compensation as a non-employee director in accordance with our non-employee director compensation practices described under the heading “Director Compensation” in Item 11 herein.
There is no understanding or arrangement between Mrs. Haas and any other person or persons with respect to her election as director. Mrs. Haas is the stepmother of Peter E. Haas Jr., who is a current member of the Board. There are no other family relationships between Mrs. Haas and any other director, aside from Peter E. Haas, Jr., or executive officer or person nominated or chosen by the Company to become a director or executive officer. Mrs. Haas will be a party to our standard form Director Indemnification Agreement. There have been no transactions, nor are there any currently proposed transactions, to which the Company was or is to be a party in which Mrs. Haas or any member of her immediate family had, or will have, a direct or indirect material interest.

Approval of Omnibus Annual Incentive Plan and 2014 Annual Incentives to Named Executive Officers
On February 5, 2014, our Board adopted the Levi Strauss & Co. Annual Incentive Plan (the “Omnibus AIP”).  The Omnibus AIP provides for annual incentives to our employees, including our named executive officers.  The Human Resources Committee (the "HR Committee") administers the Omnibus AIP, determines which employees are eligible to participate under the plan and may delegate its authority under the plan.  Awards under the plan are paid based on achievement of Company performance goals and/or the participant’s individual performance goals established by the HR Committee.  These goals may directly determine the amount of a participant’s payout or the Company performance goals may establish an incentive pool for the Company or the participant’s business or similar unit to be allocated to the participant based on individual performance, the performance of the participant’s business or similar unit and/or other factors, each in accordance with rules established by the HR Committee.  The maximum amount that can be paid under the plan to any participant with respect to any fiscal year is $10,000,000.  Except as otherwise determined by the HR Committee, a participant must be in active employment on the date the participant’s award is paid in order to be entitled to receive payment.  The HR Committee may utilize one or more of the following Company performance goals under the plan: (a) comparable store sales growth; (b) earnings; (c) earnings before interest and taxes ("EBIT"); (d) earnings per share; (e) return on equity; (f) return on net assets; (g) return on invested capital; (h) gross sales; (i) net sales; (j) net earnings; (k) free cash flow; (l) total shareholder return; (m) stock price; (n) gross margin; (o) operating margin; (p) market share; (q) inventory levels or inventory turn; (r) cost reduction or containment; (s) customer satisfaction; (t) employee turnover or satisfaction; (u) sales per square foot or sales per employee; (v) working capital; (w) revenue or net revenue; and (x) any combination of the above, which may (a) differ from participant to participant; (b) be based on the performance of the Company as a whole or the performance of a specific participant or a subsidiary, division, department, region, store, function or business unit of the Company; and (c) be measured on an absolute basis or in relation to the Company’s peers or an index.
On February 4, 2014, the HR Committee approved annual incentives for our named executive officers under the Omnibus AIP for our 2014 fiscal year, subject to approval of the Omnibus AIP by our Board.  The amount of money that will be made available in the pool at the end of the year to pay bonuses to our named executive officers will be determined based on the executive participation rates set forth below and our financial performance against earnings before interest and taxes, free cash flow and net revenue metrics established by the HR Committee:

•	Charles V. Bergh: 150% of base salary;

•	Harmit Singh: 80% of base salary;

•	Anne Rohosy: 80% of base salary;

•	James Curleigh: 80% of base salary; and

•	Roy Bagattini: 70% of base salary.
Actual bonus payments will be determined based 75% on our financial performance (based on earnings before interest and taxes, free cash flow, and net revenues) and 25% on individual performance.
Stock Appreciation Rights Awards to Named Executive Officers
On February 5, 2014, our Board granted Stock Appreciation Rights (“SARs”) to the following named executive officers:

•	Charles V. Bergh received two grants, one service-vested award in the amount of 193,154 SARs and one performance-based award at target performance in the amount of 128,770 SARs;

•	Harmit Singh received two grants, one service-vested award in the amount of 44,052 SARs and one performance-based award at target performance in the amount of 29,369 SARs;

•	Anne Rohosy received two grants, one service-vested award in the amount of 37,275 SARs and one performance-based award at target performance in the amount of 24,850 SARs;

•	James Curleigh received two grants, one service-vested award in the amount of 33,886 SARs and one performance-based award at target performance in the amount of 22,592 SARs.

•	Roy Bagattini received two grants, one service-vested award in the amount of 22,873 SARs and one performance-based award at target performance in the amount of 15,249 SARs; and
SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the 2006 Equity Incentive Plan, on the date of grant. The SARs were granted in two groups and are identical except as follows: (a) service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the day prior to the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on such anniversary, at a rate of 2.08% per month, (b) 50% of the performance-based SARs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2014, 2015 and 2016, and (c) the remaining 50% of the performance-based SARs will vest based on the Company’s performance against a three-year market-related relative total shareholder return goal.  Our Board will determine the extent to which the goals under the performance-based SARs have been satisfied on or before March, 1, 2017.
2014 Dividend
On February 5, 2014, our Board declared a one-time cash dividend of $30.0 million.  The dividend is payable to stockholders of record at the close of business on February 18, 2014.
The declaration of cash dividends in the future is subject to determination by our Board based on a number of factors, including our financial condition and compliance with the terms of our debt agreements. For these reasons, as well as others, there can be no assurance that our Board will declare additional cash dividends in the future.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS
The following provides information about our directors and executive officers as of February 6, 2014.

Name	Age	Position
Stephen C. Neal	64	Chairman of the Board of Directors
Robert D. Haas(1)(2)(4)	71	Director, Chairman Emeritus
Charles V. Bergh	56	Director, President and Chief Executive Officer
Fernando Aguirre(2)(3)(4)	56	Director
Troy Alstead(2)(3)	50	Director
Jill Beraud(3)	53	Director
Vanessa J. Castagna(1)(3)	64	Director
Robert A. Eckert(1)(4)	59	Director
Spencer C. Fleischer(2)(3)	60	Director
Peter E. Haas Jr.(1)(4)	66	Director
Patricia Salas Pineda(1)(4)	62	Director
Roy Bagattini	50	Executive Vice President and President, Asia, Middle East and Africa
Varun Bhatia	49	Senior Vice President and Chief Human Resources Officer
Lisa Collier	48	Executive Vice President and President, Global Dockers® Brand
James Curleigh	48	Executive Vice President and President, Global Levi's® Brand
Seth Ellison	55	Executive Vice President and President, Europe
Seth R. Jaffe	56	Senior Vice President and General Counsel
David Love	51	Senior Vice President and Chief Supply Chain Officer
Kelly McGinnis	45	Senior Vice President, Corporate Affairs and Chief Communications Officer
Craig Nomura	50	Executive Vice President and President, Global Retail
Anne Rohosy	55	Executive Vice President and President, Americas
Harmit Singh	50	Executive Vice President and Chief Financial Officer
_____________

(1)	Member, Human Resources Committee.

(2)	Member, Finance Committee.

(3)	Member, Audit Committee.

(4)	Member, Nominating, Governance and Corporate Citizenship Committee.
Members of the Haas family are descendants of the family of our founder, Levi Strauss. Peter E. Haas Jr. is a cousin of Robert D. Haas.
Directors
Stephen C. Neal, a director since 2007, became our Chairman of the Board in September 2011. He is also the Chairman of the law firm Cooley LLP, where he was also Chief Executive Officer from 2001 until January 1, 2008. In addition to his extensive experience as a trial lawyer on a broad range of corporate issues, Mr. Neal has represented and advised numerous boards of directors, special committees of boards and individual directors on corporate governance and other legal matters. Prior to joining Cooley in 1995, Mr. Neal was a partner of the law firm Kirkland & Ellis. Mr. Neal brings to the board deep knowledge and broad experience in corporate governance as well as his perspectives drawn from advising many companies throughout his career.
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
Charles V. Bergh, a director since he joined the Company in September 2011, is our President and Chief Executive Officer. Prior to joining the Company, Mr. Bergh was Group President, Global Male Grooming, for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products. He held a progression of leadership roles during his 28-year career at P&G. Mr. Bergh previously served on the Board of Directors for VF Corporation and on the Economic Development Board, Singapore, and was a member of the US-AESAN Business Council, Singapore. Mr. Bergh's position as our Chief Executive Officer and his past experience as a leader of large, global consumer brands makes him well-suited to be a member of our board of directors.
Fernando Aguirre, a director since October 2010, is formerly Chairman of the Board, President and Chief Executive Officer of Chiquita Brands International, Inc., a position he held from 2004 until October 2012. From 1980 to 2004, Mr. Aguirre served The Procter & Gamble Company (“P&G”) in various capacities, including as Vice President of P&G's Global Snacks and U.S. Food Products business, President of Global Feminine Care and President of Special Projects. Mr. Aguirre brings to the board his experiences as a leader of large, global consumer brands, and his skills in translating consumer insights into strategies that drive growth across cultures. Mr. Aguirre is also currently a director of Aetna, Inc. and Barry Callebaut and was a director of Coca-Cola Enterprises Inc. until 2010.
Troy Alstead, a director since April 2012, is Chief Operating Officer for Starbucks Corporation, a role he assumed as of February 3, 2014. Mr. Alstead was most recently Group President and Chief Financial Officer from September 2013 until his promotion to his current role. From November 2008 to September 2013, Mr. Alstead was Chief Financial officer and Chief Administrative Officer of Starbucks. He joined Starbucks in 1992, previously serving as Chief Operating Officer, Starbucks Greater China from April 2008 to October 2008, Senior Vice President, Global Finance and Business Operations from August 2007 to April 2008, and Senior Vice President, Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004. Mr. Alstead brings to the board his broad financial and business perspective developed over many years in the global consumer goods industry.
Jill Beraud, a director since February 2013, is Chief Executive Officer of Living Proof, Inc., a privately-held company that uses advanced medical and materials technologies to create hair care and skin care products for women, a position she has held since December 2011. Prior to that, Ms. Beraud served as President, Starbucks/Lipton Joint Ventures and Chief Marketing Officer of PepsiCo Americas Beverages from July 2009 to June 2011, and PepsiCo’s Global Chief Marketing Officer from December 2008 to July 2009. Before PepsiCo, Ms. Beraud spent 13 years at Limited Brands in various roles, including Chief Marketing Officer of Victoria’s Secret and Executive Vice President of Marketing for its broader portfolio of specialty brands, including Bath & Body Works, C.O. Bigelow, Express, Henri Bendel, and Limited Stores. Ms. Beraud was selected to join the board due to her extensive marketing, social media and consumer branding experience, as well as her extensive managerial and operational knowledge in the apparel and other consumer goods industries. Ms. Beraud is currently a director of New York & Company, Inc.
Vanessa J. Castagna, a director since 2007, led Mervyns LLC department stores as its Executive Chairwoman of the Board from 2005 until early 2007. Prior to Mervyns LLC, Ms. Castagna served as Chairman and Chief Executive Officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as Chief Operating Officer, and was both President and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001. Ms. Castagna was selected to serve on the board due to her extensive retail leadership experience. She brings to the board a valuable perspective on the retail and wholesale business. In March 2013, Ms. Castagna was appointed to the Board of Trustees of Purdue University. Ms. Castagna is currently a director of Carter's Inc. and was a director of SpeedFC until 2012.
Robert A. Eckert, a director since May 2010, served as Chairman of the Board of Mattel, Inc. from May 2000 until December 2012, and was Chief Executive Officer from May 2000 until December 2011. He previously worked for Kraft Foods, Inc. for 23 years, most recently as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity, and decisiveness in driving businesses to successful results. Mr. Eckert is currently a director of McDonald's Corporation, Amgen, Inc. and Smart & Final Inc.

Spencer C. Fleischer, a director since July 2013, is Co-Founder and President of Friedman Fleischer & Lowe LLC (“FFL”). Before co-founding FFL in 1997, Mr. Fleischer spent 19 years at Morgan Stanley & Company as an investment banker and senior leader. During his time there, he led business units across the globe, including serving as Head of Investment Banking in Asia, Head of Corporate Finance for Europe and Head of Corporate Finance in San Francisco. Mr. Fleischer was selected to join the board due to his broad financial and international business perspective developed over many years in the investment banking industry. Mr. Fleischer currently serves as a director of AmericanWest Bank, Strategic Investment Group and Wilton Re Holdings Limited.
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
Patricia Salas Pineda, a director since 1991, is currently Group Vice President, Hispanic Business Strategy for Toyota Motor North America, Inc., an affiliate of one of the world's largest automotive firms, a position she has held since May 2013. Ms. Pineda served Toyota Motor North America in various capacities, including Group Vice President, National Philanthropy and the Toyota USA Foundation from 2008 until her appointment to her current role and before that, as General Counsel and Group Vice President, Administration and Philanthropy from 2006 to 2008. Ms. Pineda joined Toyota Motor North America in 2004 as Group Vice President of Corporate Communications and General Counsel. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations and Corporate Secretary of New United Motor Manufacturing, Inc. with which she had been associated since 1984. Ms. Pineda was selected as a member of the board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. Her long tenure on the board also provides valuable historical perspective. She is currently a member of the corporate advisory board of the National Council of La Raza, a member of the board of advisors of Catalyst and interim board member of the Latino Corporate Directors Association and the New York Restoration Project.
Executive Officers
Charles V. Bergh's biography is set forth under the heading "Directors" above.
Roy Bagattini, joined the Company as our Executive Vice President and President of the Asia Pacific region in June 2013. At the end of November 2013, Mr. Bagattini’s role was expanded to include the Middle East and Africa. Mr. Bagattini was Senior Vice President for Asia and Africa at Carlsberg Group, a leading brewing and beverage company, from 2009 to 2013. Prior to that, Mr. Bagattini served in a variety of executive and leadership roles in Russia, China, India and the United States for SABMiller plc, one of the world’s largest brewing companies, from 1991 to 2009.
Varun Bhatia joined the Company as our Senior Vice President and Chief Human Resources Officer in July 2012. Mr. Bhatia was previously Vice President of Human Resources of the Asia Pacific division at Kraft Foods from April 2008 to July 2012. Prior to that, he held various human resources executive roles with consumer goods companies including Kraft Foods, Gillette and Procter & Gamble.
Lisa Collier is currently serving as our Executive Vice President and President of Global Dockers® Brand, a position she has held since July 2013.  From July 2012 until her appointment to her current role, Ms. Collier served as Senior Vice President of Product Development and Innovation across all of our brands.  Before that, Ms. Collier held various leadership roles in the Company, at times serving in dual roles, including Senior Vice President of Dockers® Merchandising, Licensing & Supply Chain from April 2010 to November 2012, Managing Director and General Manager of Levi Strauss Australia and New Zealand from December 2007 to April 2011, and Vice President of U.S. Retail from May 2006 to November 2007.  Ms. Collier joined the Company in October 2003 as Vice President of Product Management for the U.S. Levi’s® Brand, a position she held until May 2006.  Ms. Collier has more than 25 years of professional experience in the apparel industry.  Before joining the Company, she served as Vice President of Product Development, Planning and Sourcing at Tarrant Apparel Group and held various positions at The Limited in merchandising and buying.

James Curleigh joined the Company as our Executive Vice President and President of the Global Levi's® Brand in July 2012. Prior to joining the Company, Mr. Curleigh served as the President and Chief Executive Officer of Keen Footwear, Inc., a footwear and accessory company, from March 2008 to May 2012. Before Keen, he was President and Chief Executive Officer of Salomon Sports North America, an innovative performance sports company, from 2001 to 2007. He also established and led TaylorMade adidas golf division in Europe and held various leadership positions in the London office of M&M Mars, a global consumer goods company.
Seth Ellison is currently serving as our Executive Vice President and President of our Europe region. Mr. Ellison joined the Company in September 2012 as Executive Vice President and President of the Global Dockers® Brand before assuming his current role in July 2013. Prior to joining the Company, Mr. Ellison was Executive Vice President and Chief Commercial Officer at Alternative Apparel from February 2009 to July 2012. Before Alternative Apparel, Mr. Ellison was President of the Swimwear Group at Perry Ellis from 2005 to 2009, and held various leadership positions at NIKE, Inc. from 1996 to 2005.
Seth Jaffe joined the Company as our Senior Vice President and General Counsel in September 2011. Prior to joining the Company, Mr. Jaffe served as Senior Vice President, General Counsel and Secretary of Williams-Sonoma, Inc. from January 2002 to August 2011. From 2000 to 2001, Mr. Jaffe served as Chief Administrative Officer and General Counsel of CareThere, Inc. Mr. Jaffe also held various legal roles at the Company from 1984 to 1999 with increasing responsibilities in the United States and Europe during that time.
David Love is our Senior Vice President and Chief Supply Chain Officer, a position he has held since 2004. Mr. Love is responsible for development, sourcing and delivery of our products worldwide. Prior to assuming this role, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi's® brand from 1999 to 2001. From 1981, when he joined the Company, to 2001, Mr. Love held various managerial positions.
Craig Nomura joined the Company as our Executive Vice President and President of Global Retail in February 2014.  Mr. Nomura served as Senior Vice President of Global Development for Williams Sonoma, Inc. from May 2011 until he joined the Company.  From January 2005 to April 2011, Mr. Nomura was Representative Director and Managing Director for The Gap, Inc. based in Japan.  Mr. Nomura has more than 20 years of professional experience in the apparel industry working at companies that include The Gap, Inc., The Gymboree Corporation, Guess? Inc. and Foot Locker, Inc.
Kelly McGinnis joined the Company in August 2013 as our Senior Vice President of Corporate Affairs and Chief Communications Officer.  Prior to joining the Company, Ms. McGinnis served as Vice President of Global Communications at Dell Inc. from March 2010 to 2013. Before Dell, from March 2008 to 2010, she was President of Axicom U.S., a global technology public relations company. From 2001 to 2008, Ms. McGinnis was a senior partner at Fleishman-Hillard and served as general manager of the firm’s San Francisco office.
Anne Rohosy is our Executive Vice President and President of the Americas region, a position she has held since July 2013. From February 2012 until her appointment to her current role, Ms. Rohosy served as President of Commercial Operations for the Americas and Europe regions while continuing her role as Executive Vice President and President of the Global Dockers® Brand, a position she held from May 2011 until September 2012. From October 2009, when she joined the Company, until May 2011, she served as Senior Vice President, Levi's® North America Commercial Operations, and then served as Senior Vice President, Levi's® Wholesale, Americas. Ms. Rohosy's professional experience in the apparel industry spans more than 30 years with such global brands as Swatch, Liz Claiborne and NIKE, Inc., where she held various leadership roles from 1990 to 2005 and led the company's commercial strategy development and apparel sales in the United States and Europe.
Harmit Singh joined the Company as our Executive Vice President and Chief Financial Officer in January 2013, and as a part of his responsibilities, oversees our technology initiatives. Previously, Mr. Singh, was Executive Vice President and Chief Financial Officer of Hyatt Hotels Corporation from August 2008 to December 2012. Prior to that, he spent 14 years at Yum! Brands, Inc. in a variety of roles including Senior Vice President and Chief Financial Officer of Yum Restaurants International from 2005 to 2008. Before joining Yum!, Mr. Singh worked in various financial capacities for American Express India & Area Countries, a worldwide travel, financial and network services company. Mr. Singh served on the board of directors and was also the Audit Committee Chair of Avendra, LLC through August 2012. Mr. Singh is a Chartered Accountant from India.
Our Board of Directors
Our board of directors currently has eleven members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Mr. Aguirre, Ms. Beraud, Mr. Fleischer and Mr. R.D. Haas) will end at our annual stockholders' meeting in 2014. As previously announced, Mr. R.D. Haas will retire from the Board on his 72nd birthday in April 2014, in accordance with the Company’s director retirement policy. The term for directors in Class II (Ms.

Castagna, Mr. P. E. Haas Jr. and Mr. Neal) will end at our annual stockholders' meeting in 2015. The term for directors in Class III (Mr. Alstead, Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders' meeting in 2016.
Committees.  Our board of directors has four standing committees.

•
Audit.  Our Audit Committee provides assistance to the board in the board's oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The Audit Committee held seven meetings during 2013.

–  Members: Mr. Alstead (Chair), Mr. Aguirre, Ms. Beraud, Ms. Castagna and Mr. Fleischer.
Each of Messrs. Alstead and Fleischer have been determined to be our Audit Committee financial experts as currently defined under SEC rules. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•
Finance.  Our Finance Committee provides assistance to the board in the board's oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The Finance Committee held three meetings in 2013 and otherwise acted by unanimous written consent.

– Members: Mr. Aguirre (Chair), Mr. Alstead, Mr. Fleischer and Mr. R.D. Haas.

•
Human Resources.  Our Human Resources Committee provides assistance to the board in the board's oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The Human Resources Committee held three meetings in 2013.

–  Members: Mr. Eckert (Chair), Ms. Castagna, Mr. P.E. Haas Jr., Mr. R.D. Haas and Ms. Pineda.

•
Nominating, Governance and Corporate Citizenship.  Our Nominating, Governance and Corporate Citizenship Committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The Nominating, Governance and Corporate Citizenship Committee held six meetings in 2013.

– Members: Mr. Aguirre (Chair), Mr. Eckert, Mr. R.D. Haas, Mr. P.E. Haas Jr. and Ms. Pineda.
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
COMPENSATION DISCUSSION AND ANALYSIS FOR NAMED EXECUTIVE OFFICERS ("EXECUTIVES")
Our compensation policies and programs are designed to support the achievement of our strategic business plans by attracting, retaining and motivating exceptional talent. Our ability to compete effectively in the marketplace depends on the knowledge, capabilities and integrity of our leaders. Our compensation programs help create a high-performance, outcome-driven and principled culture by holding leaders accountable for delivering results, developing our employees and exemplifying our core values. In addition, we believe that our compensation policies and programs for leaders and employees do not promote risk-taking to any degree that would have a material adverse effect on the company.
The Human Resources Committee (the “HR Committee”) of our Board of Directors (the "Board") is responsible for overseeing our executive compensation practices. Each year, the HR Committee conducts a review of our compensation and benefits programs to assess whether the programs are aligned with our business strategies, the competitive practices of our peer companies and our stockholders' interests.
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

•	Deliver competitive compensation for achievement of annual and long-term results

◦
We provide competitive total compensation opportunities that are intended to attract, motivate and retain a highly capable and results-driven executive team, with the majority of compensation based on the achievements of long-term performance results.

•	Align the interests of our executives with those of our stockholders

◦
Our programs offer compensation incentives that are intended to motivate executives to enhance total stockholder return. These programs align certain elements of compensation with our achievement of corporate growth objectives (including defined financial targets and increases in stockholder value) as well as individual performance.

Policies and Practices for Establishing Compensation Packages
Establishing the elements of compensation
The HR Committee establishes the elements of compensation for our executives after an extensive review of market data on the executives from the peer group described below. The HR Committee reviews each element of compensation independently and in the aggregate to determine the right mix of elements, and associated amounts, for each executive that it believes best helps us further our goals of motivating and retaining our executives, achieving our strategic business plans, and enhancing total stockholder return.
A consistent approach is used for all executives when establishing each compensation element. However, the HR Committee, and the Board for the CEO, maintains flexibility to exercise its independent judgment in how it applies the standard approach to each executive, taking into account unique considerations existing at an executive's time of hire, promotion or annual performance review, and the current and future estimated value of previously granted long-term incentives, both performance and time-vesting.
Competitive peer group
In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee reviews data provided by Aon Hewitt concerning peer companies in the consumer products, apparel and retail industry segments. The peer group is comprised of companies with median revenue and other industry related characteristics (such as apparel, retail and select consumer products companies with premium branded products) that are comparable to us and, more importantly, that we compete with for executive talent. The 2013 peer group used in establishing our executives' 2013 compensation packages is presented below. The following companies were removed from the 2013 peer group: The Bon-Ton Stores, Inc., Colgate-Palmolive Company, General Mills, Inc., Kellogg Company, Kimberly-Clark Corporation, Kohl’s Corporation, Retail Ventures, Revlon, Inc., Whirlpool Corporation, and Yum! Brands, Inc. as they are less comparable due to significantly larger or smaller revenue size and/or market capitalization and there has been little recent competition for executive talent with these companies. In addition, due to structural changes (e.g. acquisitions), the following companies are no longer included in our peer group; Alberto Culver Company, Charming Shoppes, Eddie Bauer LLC, The Timberland Company, and Sara Lee Corporation.

Company Name
Abercrombie & Fitch Co.	Hanesbrand Inc.
Aéropostale, Inc.	Hasbro, Inc.
American Eagle Outfitters	J. C. Penney Company, Inc.
ANN INC.	The Jones Group, Inc.
Avon Products, Inc.	Limited Brands, Inc.
Burberry Group PLC	Mattel, Inc.
The Clorox Company	NIKE, Inc.
Coach, Inc.	Nordstrom, Inc.
Dillard's, Inc.	PVH Corp.
Estée Lauder Companies, Inc.	Ralph Lauren Corporation
Foot Locker, Inc.	Tiffany & Co.
The Gap, Inc.	VF Corporation
Guess? Inc.	Williams-Sonoma, Inc.

Establishing compensation for executives other than the CEO
While the HR Committee uses peer group market data percentiles as reference points in setting executive compensation, the HR Committee does not target specific benchmark percentiles for any element of compensation or total direct compensation for the executive officers (including the CEO). Instead, the HR Committee uses a number of factors in determining compensation for our executives in a manner that it believes best helps us further our goals of motivating and retaining our executives, achieving our strategic business plans, and enhancing total stockholder return. The factors considered in establishing compensation for our executives include, among others, our performance, the individual's performance in the prior year, the scope of each individual's responsibilities, internal and external pay equity, the guidelines used for setting annual cash, long-term and total compensation for the executives described below, succession planning strategies, and data regarding pay practices and trends.
The CEO conducts an annual performance review of each executive and makes recommendations to the HR Committee about the structure of the executive compensation program and individual arrangements. The CEO is generally present at HR Committee meetings when compensation, other than his own, is considered and approved.
The HR Committee carefully considers the CEO's recommendation and consults with its consultant, Exequity, an independent board advisor firm, which informs the HR Committee of market trends and conditions, comments on market data relative to each executive’s current compensation, and provides perspective on other company executive compensation practices. The HR committee approves all compensation decisions affecting the executives, other than that of the CEO which is approved by the full Board. The HR Committee then reports on its decisions to the full Board.
Kevin Wilson served as the Company's Interim Chief Financial Officer while continuing to serve as Vice President, Finance, Americas Commercial Operations, until Harmit Singh joined the Company in January 2013 as Executive Vice President and Chief Financial Officer. As such, the compensation guidelines and procedures established for our executives as described here did not apply to him during the interim period. His compensation continues to be managed in a manner consistent with the guidelines for all other vice president level employees.
Establishing the CEO compensation package
At the completion of each year, the Nominating, Governance and Corporate Citizenship Committee (the “NG&CC Committee”) assesses the CEO's performance against annual objectives that were established jointly by the CEO and the NG&CC Committee at the beginning of that year, and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group compensation data in its deliberations. During this decision-making process, the HR Committee consults with its consultant, Exequity, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO's current compensation, and provides perspective on other companies' CEO compensation practices. Based on all of these inputs, the company's performance, and the guidelines used for setting annual cash, long-term and total compensation for the other executives, described below, the HR Committee prepares a recommendation to the full Board on all aspects of the CEO's compensation. The full Board then considers the HR Committee's recommendation and approves the final compensation package for the CEO.
Role of the Compensation Consultant in compensation decisions
The HR Committee has also engaged Exequity to provide the HR Committee with periodic advice on the compensation program structure and individual compensation arrangements for all executives. The consultant was selected by the HR Committee in its sole discretion and does not provide any other services to the Company. The consultant attends HR Committee meetings from time to time, presents an annual briefing on general and retail-industry compensation trends and developments, and is also available to the HR Committee outside of meetings as necessary. The consultant reports directly to the HR Committee, although the consultant meets with management from time to time to obtain information necessary to advise the HR Committee.
In addition, the HR Committee periodically reviews its relationship with its independent compensation consultant. The HR Committee believes that the consultant it retains is able to provide it with independent advice.
Elements of Compensation
The primary elements of compensation for our executives are:

•	Base Salary;

•	Annual Incentive Plan Awards; and

•	Long-Term Incentive Awards

Base Salary
The objective of base salary is to reward each executive for their current contributions to the Company, reflect the scope of the executives’ roles and responsibilities and compensate each executive for their expected day-to-day performance, as well as provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience. The peer group data serves as a general guideline only. The HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each executive. The HR Committee reviews base salaries for executives on an annual basis in the first fiscal quarter considering the factors described above under “Establishing compensation for executives other than the CEO,” and as needed in connection with promotions or other changes in responsibilities. The table below summarizes base salaries during fiscal 2013, and changes that occurred during the year.

Name	Base Salary as of November 24, 2013	Base Salary as of November 25, 2012

Charles V. Bergh	$1,250,000	$1,200,000
Harmit Singh(1)	675,000	N/A
Kevin Wilson (Interim CFO)(2)	312,000	300,000
Anne Rohosy(2)	700,000	675,000
James Curleigh(2)	600,000	550,000
Roy Bagattini(3)	660,410	N/A
______________

(1)	Mr. Singh joined the Company in January 2013 as the Executive Vice President & Chief Financial Officer.

(2)
The base salary for each of Messrs. Bergh, Wilson and Curleigh, and Ms. Rohosy were increased in February 2013 as part of the annual review, and with the exception of Mr. Wilson, to position each appropriately relative to the other executives.

(3)
Mr. Bagattini joined the Company in June 2013 as the Executive Vice President and President of the Asia Pacific region. At the end of November 2013, Mr. Bagattini's role was expanded to include the Middle East and Africa. Mr. Bagattini was paid in Singapore Dollars (SGD). For purposes of the table, his base salary of SGD 821,405 was converted into U.S. Dollars using an exchange rate of 0.8040, which is the average exchange rate for November 2013.

Annual Incentive Plan
Our Annual Incentive Plan (“AIP”) provides the executives, and other eligible employees, an opportunity to share in any success that they help create by aligning annual incentive compensation with annual performance. The AIP encourages the achievement of our internal annual business goals and rewards Company, business unit and individual performance against those annual objectives. The alignment of AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives.
The AIP funding for 2013, or the amount of money made available in the AIP pool at the end of the year to pay bonuses to executives, was determined based on the executive participation rates set forth below and our financial performance against the earnings before interest and taxes (“EBIT”), days in working capital and net revenues metrics described below.
Actual AIP bonus payments allocated to executives from the AIP pool were based on the executive’s participation rate and the following two components:

•
Financial performance of the Company (70% based on earnings before interest and taxes and days in working capital and 30% on net revenues). Performance measures are described in more detail below under “Performance measures”.

•	Individual objectives, to recognize achievement of other organizational goals.
The AIP bonus allocated to executives from the AIP Pool was based 25% on financial performance of the Company and 75% on individual performance. Financial performance above threshold is required before any bonus payout is made to executives.

The table below describes the target AIP participation rate and potential AIP payout range for each executive. Mr. Bergh’s AIP target percentage of base salary was higher to ensure competitiveness and to recognize the impact of his role relative to other executives.

Name	2013 AIP Participation Rate as a Percentage of Base Salary	Potential AIP Payout Range as a Percentage of Base Salary

Charles V. Bergh	140%	0 – 280%
Harmit Singh	80%	0 – 160%
Kevin Wilson(1)	41%	0 – 82%
Anne Rohosy	80%	0 – 160%
James Curleigh	80%	0 – 160%
Roy Bagattini	70%	0 – 140%
______________

(1)	Mr. Wilson served as interim CFO until January 16, 2013. His AIP target participation rate includes the cash bonuses paid to him in recognition of serving as the interim CFO.
Performance measures
Our priorities for 2013 were to drive business growth and create stockholder value. Our 2013 AIP funding goals were aligned with these key priorities through the use of three performance measures:

•
EBIT, a non-GAAP measure that is determined by deducting from operating income, as determined under generally accepted accounting principles in the United States (“GAAP”), the following: restructuring expense, net curtailment gains and losses from our post retirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual, non-recurring selling, general and administrative expense/income items,

•
Days in working capital, a non-GAAP measure defined as the average days in net trade receivables, plus the average days in inventories, minus the average days in accounts payable, where averages are calculated based on ending balances over the past thirteen months, and

•	Net revenues as determined under GAAP.
We used these measures because we believe they are key drivers in increasing stockholder value and because every AIP participant can impact them in some way. EBIT and days in working capital are used as indicators of our earnings and operating cash flow performance, and net revenues is used as an indicator of our growth. These measures may change from time to time based on business priorities. The HR Committee approves the goals for each measure and the respective funding scale each year. The reward for meeting the AIP goals is set by the HR Committee. If goal levels are not met, but performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company performance.

The AIP funding, or the amount of money made available in the AIP pool at the end of the year, is dependent on how actual performance compares to the goals. Actual performance is measured after eliminating any variance introduced by foreign currency movements and other adjustments determined to be appropriate by management based on business circumstances. In 2013, EBIT, days in working capital and net revenues worked together as follows to determine the AIP funding level percentage:

( EBIT Funding		x	Working Capital Funding Modifier )		+	Net Revenues Funding		=	2013 AIP Funding

% of EBIT Goals	Initial EBIT AIP Funding %		% of Working Capital Goals	Working Capital Funding Modifier		% of Net Revenues Goal*	Net Revenues AIP Funding % **		Performance	Total AIP Funding Level %

≥ 125%	175%		≥ 110%	1.20		≥ 110%	175%		Max	175%

100%	100%	x	100%	1.00	+	100%	100%	=	Plan	100%

< 85%	0%		≤ 80%	0.30		<95%	0%		Min	0%

Note: EBIT-Working Capital Funding is capped at 175%						* Total Company Goal
						** 100% achievement of EBIT goals required for Net Rev funding above 100%

Incentive Pool Funding Weight:			70%		+	30%		=	100%

•	Actual EBIT performance compared to our EBIT goals determines initial EBIT AIP funding.

•	Actual days in working capital performance compared to our days in working capital goals results in a working capital modifier, which increases or decreases the initial EBIT AIP funding.

•
Actual net revenues performance compared to our net revenues goals determines net revenues AIP funding. To ensure that any incremental net revenues meets profitability goals, actual EBIT must meet or exceed our target EBIT goals (i.e., at greater than or equal to 100%) in order for net revenues funding to be in excess of 100%.

•	EBIT funding and net revenues funding are multiplied by the respective incentive pool funding weight and are totaled to determine the AIP funding.
The table below shows the 2013 goals at target for each of our three performance measures and the actual 2013 funding level percentage reflecting the total Company performance. For our executives, EBIT, days in working capital, and net revenues were based on total Company performance as they provide leadership to and hold accountability for the total Company:

	EBIT Goal	Days in Working Capital Goal	Net Revenues Goal	Actual AIP Funding Level%*
	(Dollars in millions)

Total Company	$423	89	$4,693	120%
_____________
* The funding results exclude the impacts of foreign currency exchange rate fluctuations on our business results.
At the close of the fiscal year, the HR Committee reviews and approves the final AIP funding levels based on the level of attainment of the designated financial measures at the local, regional and total Company levels. The Committee's review includes an analysis of the fundamentals of the underlying business performance and adjustments for items that are not indicative of ongoing results. Such adjustments may include external factors or internal business decisions that may have impacted financial results during the year. For example, EBIT and net revenues are expressed in constant currencies (i.e., excluding the effects of foreign currency translation), since we believe that period-to-period changes in foreign exchange rates can cause our reported results to appear more or less favorable than business fundamentals indicate. AIP funding can range from 0% to a maximum of 175% of the target AIP pool based on the level of attainment of the designated financial measures. The target AIP pool was determined based on the executives’ AIP participation rates. For each executive, the actual 2013 AIP payout was determined within the limits of the AIP funding for 2013 based on this AIP funding level percentage, the executive’s AIP participation rate and individual performance as described below.

Individual performance measures
75% of the final AIP funding level percentage as described above under “Performance measures” was allocated based on individual performance. The individual performance payout can range from 0% to a maximum of 160% of the 75% allocated under the AIP pool. For executives other than the CEO, individual performance is based on the CEO’s assessment of the executive's performance against his or her annual objectives and performance relative to his or her peers. The CEO’s individual performance is based on the HR Committee’s assessment of Mr. Bergh’s performance against his annual objectives including the HR Committees assessment of his leadership in 2013. During this decision-making process, the HR Committee consults with its consultant Exequity. Based on all of these inputs, the HR Committee prepares a recommendation to the full Board on the CEO’s individual performance. The full Board then considers the HR Committee's recommendation and approves the final individual performance payout percentage for the CEO. Individual annual objectives include non-financial goals which are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The non-financial objectives are not established in terms of how difficult or easy they are to attain; rather, they are taken into account in assessing the overall quality of the individual's performance. For fiscal 2013, these objectives consisted of initiatives that focused on five key behaviors: (1) understanding the Company’s business in the context of the market, (2) owning and delivering on commitments, (3) placing Company success over individual or group success, (4) collaboration, and (5) leading by positive example.
Actual AIP awards
For fiscal 2013, financial metrics were exceeded, and the AIP pool was funded above target amounts. The table below describes the calculation of the actual bonus for fiscal 2013 for each eligible executive.

Name	Base Salary	x	AIP Target	x	(	Actual AIP Funding Level %	x	Weight	+	Actual AIP Funding Level %	x	Individual Performance Payout	x	Weight	)	=	Actual Bonus

Charles V. Bergh	$1,250,000	x	140%	x		(120%	x	25%	+	120%	x	110%	x	75%	)	=	$2,257,500
Harmit Singh(1)	562,500	x	80%	x		(120%	x	25%	+	120%	x	110%	x	75%	)	=	580,500
Kevin Wilson(2)	357,000	x	41%	x		(120%	x	25%	+	120%	x	120%	x	75%	)	=	203,274
Anne Rohosy	700,000	x	80%	x		(120%	x	25%	+	120%	x	110%	x	75%	)	=	722,400
James Curleigh	600,000	x	80%	x		(120%	x	25%	+	120%	x	75%	x	75%	)	=	468,000
Roy Bagattini(3)	660,410	x	70%	x		(120%	x	25%	+	120%	x	90%	x	75%	)	=	513,139
______________

(1)	Mr. Singh’s salary is prorated based on his start date. He joined the Company in January 2013.

(2)
Mr. Wilson served as interim CFO until January 16, 2013. For the purposes of calculating his AIP target, his base salary includes the cash bonuses paid to him in recognition of serving as the interim CFO.

(3)
Mr. Bagattini’s salary is paid in Singapore Dollars (SGD) and his AIP target assumes full-year employment, based on the terms of his employment arrangement. For purposes of the table, these amounts were converted into U.S. Dollars using an exchange rate of 0.8040, which is the average exchange rate for November 2013.

Long-Term Incentives
The HR Committee believes a large part of an executive's compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our executives are in the form of equity awards, both performance and time-vested, and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not target specific benchmark percentiles for long-term incentive awards for our executives and uses a number of factors in establishing the long-term incentive award levels for each individual including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, shareholder dilution and accounting expense. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each executive. For more information on the 2013 long-term equity grants, see the 2013 Grants of Plan-Based Awards table. Stock-based awards are granted under our omnibus 2006 Equity Incentive Plan (“EIP”) that enables our HR Committee to select from a variety of stock awards, including stock options, restricted stock and restricted stock units, and time-vested as well as performance based stock appreciation rights (“SARs”).

Stock Appreciation Rights
Stock settled SARs are the primary form of equity granted to our executives under the EIP with the exception of Mr. Wilson. SARs are typically granted annually (or, in the case of new executives, at the HR Committee meeting held in February or July following the date they join the Company or first become an executive) with four-year vesting periods and exercise periods of up to seven years. (See the table entitled “Outstanding Equity Awards at 2013 Fiscal Year-End” for details concerning the SARs' vesting schedule, including any individual variations from the typical four-year vesting period.) The HR Committee chose to grant SARs to align the interests of executives to our stockholders. SARs provide value to the executive only if the price of our stock increases. The terms of the SAR grants made to our executives to-date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders' Agreement, including restrictions on transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The Company's obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (See Note 6 to our audited consolidated financial statements included in this report for more details).
Performance-based SARs
During fiscal year 2012, the HR Committee reviewed the long-term incentive structure for executives with the objective of driving greater accountability for the achievement of the strategic plan of the Company and long-term value creation for stockholders. After considering the factors described under “Policies and Practices for Establishing Compensation Packages” above and the Company’s compensation philosophy and objectives, the HR Committee introduced performance-based SARs, which accounted for 40% of each executives’ total 2013 annual SAR grant value. The key features of performance-based SARs are described below:

•
Each executive is eligible to receive an annual performance-based SAR award. Performance-based SARs give the executive the right (subject to HR Committee discretion to reduce but not increase awards) to vest in a number of SARs based on achievement against performance goals over a three year performance period. Actual shares that will vest, if any, will vary based on achievement of the performance goals at the end of the three years. The three-year performance period was designed to discourage short-term risk taking and reinforce the link between the interests of our stockholders and our executives over the long-term.

•
The number of actual SARs that vest at the end of three years is based on two performance metrics: 1) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and 2) the target compound annual growth rate in the Company's net revenues over the three-year period. The potential payout range as a percentage of the target award is 0% to 150%. However, in order to vest above 100% of the SARs, our stock must have a fair market value of not less than $50 per share (based on the Evercore valuation process) at the time of the performance determination.

•	If earned at target, 100% of the SARs vest at the end of the three-year performance period.
Similar to our SARs that are not performance-based, performance-based SARs that vest will only provide value to the extent that the price of our stock increases.
Interim CFO long-term incentives
Mr. Wilson served as an executive on an interim basis during a portion of the fiscal year. Because of his interim status, he was ineligible to receive SAR grants. However, Mr. Wilson does participate in the following cash-based long-term incentive plans that are in place for all vice president level employees. The Restricted Stock Unit Plan (“RSU”) under our EIP is a full-value, phantom stock plan that is settled in cash. The Long-Term Incentive Plan (“LTIP”) is based on performance against the Company's three-year internal goals. Awards under both plans vest automatically at the end of their respective three-year performance periods and payments are made in cash.
Long-term incentive grant practices
The Company does not have any program, plan, or practice to time equity grants to take advantage of the release of material, non-public information. The Company's common stock is not listed on any stock exchange. Accordingly, the price of a share of our common stock for all purposes, including setting the grant price of SARs, is established by the Board based on an independent third-party valuation conducted by Evercore Group LLC (“Evercore”). The valuation process is typically conducted two times a year, with interim valuations occurring from time to time based on stockholder and Company needs. Equity grants are made in connection with compensation decisions made by the HR Committee and the timing of the Evercore valuation process, and are made under the terms of the EIP. Please see “Stock-Based Compensation” under Note 1 to our audited consolidated financial statements included in this report for more information about the valuation process.

Benefits and Perquisites
Executives generally are eligible for the same health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance. In addition, although not a significant part of total compensation, the Company provides limited perquisites to executives. The primary perquisite provided to the executives is a flexible allowance to cover expenses such as auto-related expenses, financial and tax planning, legal assistance and excess medical costs. Like many of the companies in the peer group, the Company also offers a non-qualified supplement to the 401(k) plan, which is not subject to the IRS and ERISA limitations, through the Deferred Compensation Plan for Executives and Outside Directors. The Deferred Compensation Plan for Executives and Outside Directors is a U.S. non-qualified, unfunded tax deferred savings plan provided to senior level executives including the named executive officers, and the outside directors.
We entered into an employment arrangement with Mr. Bagattini, who is based in Singapore, in connection with his becoming the Executive Vice President & President, of our Asia Pacific region, to provide him certain benefits under our global assignment program, including a housing allowance to cover the cost of his rent and utilities. In addition, as an Italian citizen, he does not participate in the local retirement plan offered in Singapore. Mr. Bagattini participates in an international supplemental retirement savings plan designed for globally mobile employees. The Company contributes 14% of Mr. Bagattini’s annual base salary on his behalf to such plan. Mr. Bagattini may voluntarily contribute funds to this plan above and beyond what the Company contributes on his behalf. The Company’s contribution is grossed up to provide a tax-advantaged contribution. As a participant under this plan, Mr. Bagattini may direct investments similar to a 401(k) plan. Mr. Bagattini is allowed to make partial withdrawals from the plan two times per calendar year.
The value of the benefits and perquisites received by our executives are described in more detail in the footnotes to the Summary Compensation Table.
Tax and Accounting Considerations
We have structured our compensation program in a manner intended to comply with Internal Revenue Code Section 409A. Because our common stock is not registered on any exchange, we are not subject to Section 162(m) of the Internal Revenue Code.
Severance and Change in Control Benefits
The terms of Mr. Bergh’s severance and change in control benefits were determined through negotiations of his employment agreement in 2011 at the time he was hired. As part of these negotiations, the HR Committee determined that the benefits and structure of these benefits were within normal competitive practice, reasonable and appropriate for the circumstances, and necessary to attract Mr. Bergh to the Company. Enhanced termination benefits in the case of a change in control of the Company were included in his employment agreement for the same reasons and to help ensure retention of Mr. Bergh in the case of a potential or actual change in control.
For executives other than Mr. Bergh, we maintain an Executive Severance Plan that is meant to provide a reasonable and competitive level of financial transitional support to executives who are involuntarily terminated. If an executive's employment is involuntarily terminated by the Company due to reduction in force, layoff or position elimination, the executive is eligible for severance payments and benefits. Severance benefits are not payable upon a change in control if the executive is still employed by or offered a comparable position with the surviving entity.
While compensation decisions affect potential payouts under these severance arrangements, these arrangements generally did not affect such decisions as these severance provisions are conditional and may never come into effect.
More information about the severance benefits payable to our named executive officers under the Executive Severance Plan and to Mr. Bergh under his employment agreement is set forth in the sections entitled “Potential Payments Upon Termination Or Change In Control” and “Employment Contracts.”
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
Compensation Committee Report
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the fiscal year ended November 24, 2013.

The Human Resources Committee
Robert Eckert (Chair)
Vanessa J. Castagna
Peter E. Haas Jr.
Robert D. Haas
Patricia Salas Pineda

SUMMARY COMPENSATION DATA
The following table provides compensation information for (i) our chief executive officer, (ii) our chief financial officer, (iii) our interim chief financial officer, and (iv) three other executive officers who were our most highly compensated executive officers and who were serving as executive officers as of the last day of the fiscal year ended November 24, 2013. The table also shows compensation information for fiscal 2012 and fiscal 2011, which ended November 25, 2012, and November 27, 2011, respectively, for those current named executive officers who also were named executive officers in either of those years.

Name and Principal Position(1)	Year	Salary	Bonus(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total

Charles V. Bergh
President and Chief Executive Officer	2013	$1,239,615	$—	$5,824,736	$2,257,500	$—	$248,406	$9,570,257
	2012	1,200,000	—	10,159,786	1,500,000	—	141,842	13,001,628
	2011	263,077	1,850,000	—	390,575	—	192,592	2,696,244

Harmit Singh
Executive Vice President and Chief Financial Officer	2013	578,942	250,000	1,328,443	580,500	—	187,709	2,925,594

Kevin Wilson
Former Interim Chief Financial Officer and VP, Finance, Americas Commercial Operations	2013	354,508	—	—	267,399	—	56,170	678,077
	2012	328,928	—	—	181,754	—	38,179	548,861

Anne Rohosy
Executive Vice President and President, Americas	2013	694,808	—	1,021,884	848,150	—	110,570	2,675,412
	2012	626,538	—	824,250	510,300	—	162,791	2,123,879
	2011	431,731	—	424,800	300,000	—	148,729	1,305,260

James Curleigh	2013
Executive Vice President and President, Global Levi's		589,615	—	1,021,884	468,000	—	153,629	2,233,128

Roy Bagattini
Executive Vice President and President, Asia, Middle East and Africa	2013	328,465	254,000	740,390	513,139	—	275,722	2,111,716
______________

(1)	In September 2011, Mr. Bergh was named the President and Chief Executive Officer of the Company.
In August 2012, Mr. Wilson was named the interim Chief Financial Officer of the Company. Mr. Wilson served as the interim Chief Financial Officer until Mr. Singh was appointed as Executive Vice President and Chief Financial Officer of the Company on January 16, 2013.
In June 2013, Mr. Bagattini joined the Company as Executive Vice President and President of the Asia Pacific region. At the end of November 2013, Mr. Bagattini's role was expanded to include the Middle East and Africa. Mr. Bagattini’s cash compensation is paid in Singapore Dollars (SGD). For presentation purposes, his compensation was converted into U.S. Dollars using an exchange rate of 0.8040, which is the average exchange rate for the last month of the Company’s 2013 fiscal year.

(2)	Mr. Bergh received a new hire sign-on bonus of $1,850,000 in September 2011.
Mr. Singh received a new hire sign-on bonus of $250,000 in January 2013.
Mr. Bagattini received the first 50% (SGD 315,925) of a new hire sign-on bonus of $500,000 in June 2013. For presentation purposes, this amount was converted into U.S. Dollars using an exchange rate of 0.8040, which is the average exchange rate for the last month of the Company’s 2013 fiscal year.

(3)
These amounts reflect the aggregate grant date fair value of SARs, including performance-based SARs, granted to the recipient under the Company's 2006 Equity Incentive Plan, computed in accordance with the Company's accounting policy for stock-based compensation. These amounts reflect the grant date fair value, and do not represent the actual value that may be realized by the executives. For 2013, this column includes the grant date fair value of the target number of performance-based SARs that may be earned for the three-year performance period beginning with fiscal 2013. For a description of the assumptions used to determine the compensation cost of our awards, see Notes 1 and 11 of the audited consolidated financial statements. Please refer to the Grants of

Plan-Based Awards table in this report and in our 2012 and 2011 Annual Report on Form 10-K for information on awards actually granted in fiscal 2012 and 2011.

(4)	The amounts in this column reflect the non-equity amounts earned by the executives under the Company’s annual incentive plan (“AIP”).
For Mr. Wilson, this amount includes a payment of $2,500 under our Long-term Incentive Plan and $61,625 under our Total Shareholder Return Plan. Please refer to “Compensation Discussion and Analysis for Named Executive Officers” for more details.
For Ms. Rohosy, this amount includes a payment of $2,500 under our Long-term Incentive Plan and $123,250 under our Total Shareholder Return Plan in connection with her role prior to becoming a named executive officer.

(5)
No above-market or preferential interest rate options are available under our deferred compensation programs. Please refer to the Non-Qualified Deferred Compensation table for additional information on deferred compensation earnings.

(6)	The amounts shown in the All Other Compensation column for fiscal 2013 are detailed in the table below:

Name	Executive Perquisites (a)	Relocation (b)	401(k) Plan Match (c)	Deferred Compensation Match (d)	Tax Payments (e)	Charitable Match (f)	Total

Charles V. Bergh	$35,098	$—	$18,750	$187,058	$—	$7,500	$248,406
Harmit Singh	18,749	123,807	—	—	45,153	—	187,709
Kevin Wilson	10,948	—	15,916	29,306	—	—	56,170
Anne Rohosy	18,948	7,200	16,875	65,547	—	2,000	110,570
James Curleigh	18,948	40,677	18,750	54,346	20,908	—	153,629
Roy Bagattini	80,999	140,572	45,126	—	9,025	—	275,722
Please refer to “Compensation Discussion and Analysis for Named Executive Officers” for more details on the items in the table above.

(a)
For Mr. Bergh, this amount reflects a payment for home security services, parking, an allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses, and a car allowance of $14,890.

For Mr. Singh, Mr. Curleigh and Ms. Rohosy, this amount reflects parking and an allowance of $15,000 intended to cover legal, financial and/or or other incidental business related expenses. For Mr. Singh, this also includes a de minimis fringe benefit.
For Mr. Bagattini, this amount reflects parking and a car allowance of $30,480 and $20,646 for a club membership, a typical benefit provided to executives in Singapore and $29,077 for tuition costs for his children, a benefit he received in connection with his international assignment. For presentation purposes, his payments in this table were converted into U.S. Dollars using an exchange rate of 0.8040, which is the average exchange rate for the last month of the Company’s 2013 fiscal year.
For Mr. Wilson, this amount reflects parking and an allowance of $7,000 intended to cover legal, financial and/or other incidental business related expenses.

(b)
For Mr. Singh, Mr. Curleigh, and Ms. Rohosy, these amounts reflect costs in connection with relocation assistance. For Mr. Bagattini, this amount reflects $60,755 for costs in connection with relocation assistance and $79,817 for housing and utilities assistance in connection with his international assignment.

(c)
These amounts reflect Company matching contributions under the Company’s 401(k) Plan. For Mr. Bagattini, this amount reflects the Company’s contribution to an international supplemental retirement savings plan. For additional information about Mr. Bagattini’s supplemental retirement savings plan, see “Compensation Discussion and Analysis for Named Executive Officers.”

(d)	These amounts reflect Company matching contributions under the Company’s Deferred Compensation Plan.

(e)
For Mr. Singh and Mr. Curleigh, these amounts reflect tax reimbursements in connection with relocation expenses. For Mr. Bagattini this amount reflects tax reimbursements on his contributions to the international supplemental retirement savings plan.

(f)	These amounts reflect Company matching under the Company’s Matching Gift Program, available to all employees.
Other Matters
Employment Contracts
Mr. Bergh.  We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement initially provided for an annual base salary of $1,200,000 and an AIP target participation rate of 135%, which have since been adjusted, and may be further adjusted, pursuant to annual review. For 2013, his base salary and target participation rate under the AIP were $1,250,000 and 140% of base salary, respectively.
Mr. Bergh also participates in our 2006 Equity Incentive Plan. His employment agreement provides that in fiscal 2013, he was eligible to receive SAR awards with an aggregate grant date value of not less than the median aggregate grant date value of annual long-term incentive awards made to the Chief Executive Officers of the Company's peer group of companies.
His employment agreement also provides that if Mr. Bergh is terminated from employment either by the Company or constructively within four years of his effective date of employment or in connection with a change in control of the Company under certain circumstances, he will be entitled to receive, among other standard benefits, (1) an aggregate amount equal to two times the sum of his then-effective base salary plus his then-effective target AIP amount, (2) a prorated AIP award in respect of the performance period at the time, and (3) company-paid continuation coverage for certain benefits for 18 months. In addition, upon his termination from the Company at any time under certain circumstances, the unvested portion of his SAR awards that would have vested during the 24 months following the date of such termination will immediately vest, and all vested SAR awards shall be exercisable for 18 months following such termination. Upon his termination in connection with a change in control of the Company under certain circumstances, 100% of his SAR awards will immediately vest, and all vested SAR awards shall be exercisable for 18 months following such event. If he resigns from the Company after the fifth anniversary of his effective date of employment, 100% of his SAR awards that have remained outstanding for at least 12 months will immediately vest, and all vested SAR awards shall be exercisable for 18 months following such resignation.
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
Mr. Bergh's employment is at-will and may be terminated by the Company or by him at any time. Mr. Bergh does not receive any separate compensation for his services as a member of our Board.
Mr. Singh. We have an employment arrangement with Mr. Singh effective January 16, 2013. It provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our 2006 Equity Incentive Plan. These elements of Mr. Singh's compensation for 2013 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers." Under this arrangement, he also received a one-time signing bonus of $250,000 which is subject to prorated repayment if his employment with the Company does not exceed twenty-four months under certain conditions.
Mr. Singh also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Singh’s employment is at-will and may be terminated by the Company or by Mr. Singh at any time.
Mr. Wilson. We have an employment arrangement with Mr. Wilson effective June 19, 2006. It initially provided for an annualized base salary of $190,000 and an AIP participation rate of 30%, both of which have since been adjusted, and may be further adjusted, pursuant to annual review. These and other elements of Mr. Wilson's compensation for 2013 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Mr. Wilson also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Wilson's employment is at-will and may be terminated by us or by Mr. Wilson at any time.
Ms. Rohosy.  We have an employment arrangement with Ms. Rohosy effective May 9, 2011. It initially provided for an annualized base salary of $350,000 and an AIP participation rate of 40%, both of which have since been adjusted, and may be further adjusted, pursuant to annual review. The arrangement also provides for her participation in our 2006 Equity Incentive Plan. These elements of Ms. Rohosy's compensation for 2013 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Ms. Rohosy also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Ms. Rohosy's employment is at-will and may be terminated by us or by Ms. Rohosy at any time.
Mr. Curleigh. We have an employment arrangement with Mr. Curleigh effective July 5, 2011. The arrangement initially provided for an annual base salary of $550,000 and an AIP participation rate of 70%, both of which have since been adjusted, and may be further adjusted, pursuant to annual review. The arrangement also provides for his participation in our 2006 Equity Incentive Plan. These elements of Mr. Curleigh's compensation for 2013 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers." Under this arrangement, Mr. Curleigh received a one-time sign-on bonus that is subject to prorated repayment if his employment with the Company does not exceed 24 months under certain conditions.
Mr. Curleigh also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Curleigh’s employment is at-will and may be terminated by us or by Mr. Curleigh at any time.
Mr. Bagattini. We have an employment arrangement with Mr. Bagattini effective June 3, 2013. He is on assignment in Singapore. His arrangement provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our 2006 Equity Incentive Plan. These elements of Mr. Bagattini's compensation for 2013 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers." Under this arrangement, he received a signing bonus of $500,000 to be paid in two installments. The first installment of $250,000 has already been paid. The second installment of $250,000 will be made following the end of the 12th month from his start date. This payment is subject to a prorated repayment if his employment with the Company does not exceed 24 months under certain conditions.
He is eligible to receive benefits under our global assignment program, including, education association fees and a housing allowance of up to approximately $18,000 per month to cover the cost of his rental and utilities.
Mr. Bagattini also receives standard healthcare, life insurance, and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Bagattini’s employment is at-will and may be terminated by us or by Mr. Bagattini upon 3 months' notice or pay in lieu of notice.
2013 Grants of Plan-Based Awards
The following table provides information on all plan-based awards granted to each of our named executive officers during the year ended November 24, 2013. The awards and the unvested portion of stock appreciation rights ("SARs") identified below are also reported in the Outstanding Equity Awards at Fiscal Year-End table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($)	Full Grant Date Fair Value(5) ($)

Charles V. Bergh	N/A	$—	$1,750,000	$3,500,000
	2/6/2013				95,959	191,919	287,878		$37.75	$2,352,927
	2/6/2013							287,878	37.75	3,471,809

Harmit Singh	N/A	—	450,000	900,000
	2/6/2013				21,885	43,771	65,656		37.75	536,632
	2/6/2013							65,656	37.75	791,811

Kevin Wilson	N/A	—	147,300	294,600

Anne Rohosy	N/A	—	560,000	1,120,000
	2/6/2013				16,835	33,670	50,505		37.75	412,794
	2/6/2013							50,505	37.75	609,090

James Curleigh	N/A	—	480,000	960,000
	2/6/2013	—			16,835	33,670	50,505		37.75	412,794
	2/6/2013							50,505	37.75	609,090

Roy Bagattini	N/A	—	462,280	924,559
	7/11/2013				10,733	21,467	32,200		59.25	314,062
	7/11/2013							32,200	59.25	426,328
______________

(1)
The amounts shown in these columns reflect the estimated potential payment levels for the fiscal 2013 performance period under the Company’s annual incentive plan (the “AIP”), further described under “Compensation Discussion and Analysis for Named Executive Officers.” The potential payouts were performance-based and, therefore, were completely at risk. The potential target and maximum payment amounts assume achievement of 100% and 160%, respectively, of the individual objectives of the AIP. There were no threshold payment amounts for fiscal 2013 under the AIP. Each named executive officer received a bonus under the AIP, which is reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation."

(2)
For each named executive officer, the amounts shown in these columns reflect, in shares, the threshold, target and maximum amounts for performance-based SARs subject to a three-year performance period beginning in fiscal 2013 that is further described under “Compensation Discussion and Analysis for Named Executive Officers.” The potential awards are performance-based and, therefore, completely at risk.

(3)	Reflects SARs granted in 2013 under the 2006 Equity Incentive Plan.

(4)	The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.

(5)
The value of an option award is based on the fair value as of the grant date of such award determined in accordance with the Company's accounting policy for stock-based compensation for awards granted under the Equity Incentive Plan. Please refer to Notes 1 and 11 of the audited consolidated financial statements for the relevant assumptions used to determine the valuation of our option awards. Values for future payouts of performance-based SARs reflect the aggregate grant date fair value based on target award achievement. If maximum performance conditions are achieved over the entire three-year period, the grant date fair values would be $3,529,384 for Mr. Bergh, $804,943 for Mr. Singh, $619,191 for Ms. Rohosy, $619,191 for Mr. Curleigh, and $471,086 for Mr. Bagattini.

Mr. Wilson received a 2012 grant under the Phantom Restricted Stock Unit Plan ("PRSU"), the Company's cash-settled equity-based phantom stock plan, as detailed below. The plan has a three-year vesting period and a mandatory cash-out at the end of the period, based on full-value shares at the end of the three-year performance period. Like the SARs, the share price is also determined by the Board based on the Evercore valuation process.

Name	Grant Date	Number of PRSUs	Grant Value(1)	Payment Date
Kevin Wilson	2/6/2013	1,986	$74,971	Feb. 2016
______________

(1)	The grant value is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.
Mr. Wilson also received a grant under the Long-Term Incentive Plan, the Company's cash-settled long-term bonus plan, as detailed below. The plan has a three-year vesting period and a mandatory cash-out at the end of the period, based on the three-year performance goals established by the Board on the grant date.

Name	Grant Date	Target Amount	Payment Date
Kevin Wilson	2/6/2013	$50,000	Feb. 2016

Outstanding Equity Awards at 2013 Fiscal Year-End
The following table shows all outstanding equity awards held by each of our named executive officers as of November 24, 2013. The vesting schedule for each grant is shown following this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised(3)	SAR Exercise Price(4)	SAR Expiration Date

Charles V. Bergh	245,655	191,065	(a)		$32.00	2/2/2019
	228,646	270,218	(b)		32.00	2/2/2019
	—	287,878	(c)		37.75	2/5/2020
	—			191,919	37.75	2/5/2020

Harmit Singh	—	65,656	(c)		37.75	2/5/2020
	—			43,771	37.75	2/5/2020

Kevin Wilson(1)	—	—		—	—	—

Anne Rohosy	1,875	11,875	(d)		39.50	7/14/2018
	4,688	40,625	(b)		32.00	2/2/2019
	—	50,505	(c)		37.75	2/5/2020
	—			33,670	37.75	2/5/2020

James Curleigh	18,346	33,455	(e)		33.00	7/12/2019
	—	50,505	(c)		37.75	2/5/2020
	—			33,670	37.75	2/5/2020

Roy Bagattini	—	32,200	(f)		59.25	7/11/2020
	—			21,467	59.25	7/11/2020
______________

(1)	Mr. Wilson was not eligible for SAR awards.

(2)	The following sets forth the vesting schedule for the outstanding SAR awards and generally depends upon continued employment:

(a)	SARs vest 25% on 9/1/2012 and then monthly over the remaining 36 months.

(b)	SARs vest 25% on 2/1/2013 and then monthly over the remaining 36 months.

(c)	SARs vest 25% on 2/5/14 and then monthly over the remaining 36 months.

(d)	SARs vest 25% on 7/13/12 and then monthly over the remaining 36 months.

(e)	SARs vest 25% on 7/11/13 and then monthly over the remaining 36 months.

(f)	SARs vest 25% on 7/10/14 and then monthly over the remaining 36 months.

(3)
Represents the target number of SARs that may be earned under the performance-based SAR award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of the three-year performance period. The total number of SARs that could vest if the maximum performance is achieved over the three-year performance period for each named executive is as follows: Mr. Bergh (287,878), Mr. Singh (65,656), Ms. Rohosy (50,505), Mr. Curleigh (50,505) and Mr. Bagattini (32,200).

(4)	The SAR exercise prices reflect the fair market value of the Company's common stock as of the grant date as established by the Evercore valuation process.

Option Exercises
The following table shows all SARs exercised and the value realized upon exercise by each of our named executive officers for the year ended November 24, 2013.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Charles V. Bergh	—	$—
Harmit Singh	—	—
Kevin Wilson	—	—
Anne Rohosy	45,937	1,129,908
James Curleigh	—	—
Roy Bagattini	—	—
Executive Retirement Plans
Non-Qualified Deferred Compensation
The Deferred Compensation Plan for Executives and Outside Directors (“Deferred Compensation Plan”) is a U.S. non-qualified, unfunded deferred tax effective savings plan provided to the executives, among other executives and the directors, as part of competitive compensation.
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
The table below provides information on the non-qualified deferred compensation activity for each of our named executive officers for the year ended November 24, 2013.

	Year Ended November 24, 2013
Name	Company Contributions(1)	Executive Contributions	Aggregate Earnings	Aggregate Withdrawals / Distributions	Aggregate Balance at November 24, 2013

Charles V. Bergh	$187,058	$149,646	$8,468	$—	$602,175
Harmit Singh	—	—	—	—	—
Kevin Wilson	29,306	82,452	4,322	—	404,997
Anne Rohosy	65,547	969,919	39,185	—	2,396,687
James Curleigh	54,346	43,477	784	—	104,533
Roy Bagattini(2)	54,151	—	—	—	54,151
______________

(1)
For Messrs. Bergh, Wilson, Curleigh, and Ms. Rohosy, these amounts reflect the deferred compensation plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(2)
Mr. Bagattini participates in an international supplemental retirement savings plan designed for globally mobile employees. The Company contributes 14% of Mr. Bagattini's annual base salary on his behalf to such plan. The Company’s contribution is grossed up to provide a tax-advantaged contribution. For additional detail, please refer to the section entitled Benefits and Perquisites in “Compensation Discussion and Analysis for Named Executive Officers.”

Potential Payments Upon Termination Or Change In Control
On June 9, 2011, the Company and Charles V. Bergh, our President and CEO, executed an employment agreement in connection with Mr. Bergh joining the Company. The employment agreement provides that if Mr. Bergh is involuntarily terminated without Cause, or Mr. Bergh terminates his employment for Good Reason, other than in connection with a Change in Control of the Company (each as defined in the Employment Agreement) within four years of his effective date of employment, he will be entitled to receive, among other standard benefits, (1) an aggregate amount equal to two times the sum of his then-effective base salary plus his then-effective target AIP amount, (2) a prorated AIP award in respect of the performance period at the time, and (3) company-paid continuation coverage for certain benefits for 18 months. In addition, the unvested portion of his SAR awards that would have vested during the 24 months following the date of such termination will immediately vest, and all vested SAR awards will be exercisable for 18 months following such termination.
Mr. Bergh's right to any severance or vesting acceleration is subject to his execution of an effective release of claims in favor of the Company and compliance with certain restrictive covenants.
Following the expiration of such four-year anniversary, in lieu of the payments and benefits described above, Mr. Bergh will participate in any severance policy applicable to the other senior executives of the Company in effect at such time in accordance with the terms of such policy.
The named executive officers, other than the CEO, are eligible to receive certain benefits and payments upon their separation from the Company under certain circumstances under the terms of the Executive Severance Plan for U.S. executives and the Equity Incentive Plan.
In 2013, our U.S. severance arrangements under our Executive Severance Plan offered the named executive officers, except Mr. Bergh, Mr. Bagattini and Mr. Wilson, basic severance of two weeks of base salary and, subject to execution of a General Release Agreement, enhanced severance of 78 weeks of base salary plus the beneficiaries' AIP target amount, if their employment ceases due to a reduction in force, layoff or position elimination. Mr. Bagattini, under local Singapore law, is eligible for three months annual base salary plus a month of base salary for every year of service, which for 2013 is prorated to one half month based on his start date. Mr. Wilson was eligible for basic severance of two weeks of base salary, enhanced severance of 26 weeks of base salary plus his AIP target amount, plus two additional weeks of base salary plus his AIP target for each year of service in excess of five years of service up to an additional 52 weeks. We also cover the cost of the COBRA health coverage premium for the duration of the executive's severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive's employment. We also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.
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
The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of termination or a change in control. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 24, 2013. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $64.50 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2013.

Charles V. Bergh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$7,750,000	$—	$7,750,000
Stock Appreciation Rights	—	—	35,185,608	—	43,241,050

Benefits:
COBRA & Life Insurance(2)	—	—	5,649	—	5,649
_____________

(1)	Based on Mr. Bergh's annual salary of $1,250,000, his AIP target of 140% of his base salary and the termination provisions in his employment contract.

(2)
Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment. Mr. Bergh is also eligible for a COBRA subsidy should termination occur due to a change in control, based on his employment contract.

Harmit Singh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$1,848,462	$—	$—
Stock Appreciation Rights	—	—	—	—	2,927,172

Benefits:
COBRA & Life Insurance(2)	—	—	5,649	—	—
_____________

(1)	Based on Mr. Singh's annual base salary of $675,000 and his AIP target of 80% of his base salary.

(2)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Kevin Wilson
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$264,000	$—	$—
Stock Appreciation Rights	—	—	—	—	—

Benefits:
COBRA & Life Insurance(2)	—	—	5,649	—	—
_____________

(1)	Based on Mr. Wilson's annual base salary of $312,000 and his AIP target of 40% of his base salary.

(2)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Anne Rohosy
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$1,916,923	$—	$—
Stock Appreciation Rights	—	—	—	—	4,068,104

Benefits:
COBRA & Life Insurance(2)	—	—	5,649	—	—
_____________

(1)	Based on Ms. Rohosy's annual base salary of $700,000 and her AIP target of 80% of her base salary.

(2)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

James Curleigh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$1,643,077	$—	$—
Stock Appreciation Rights	—	—	—	—	3,883,413

Benefits:
COBRA & Life Insurance(2)	—	—	5,649	—	—
_____________

(1)	Based on Mr. Curleigh’s annual base salary of $600,000 and his AIP target of 80% of his base salary.

(2)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Roy Bagattini
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change of Control

Compensation:
Severance(1)	$—	$—	$192,620	$—	$—
Stock Appreciation Rights	—	—	—	—	281,752

Benefits:
COBRA & Life Insurance(2)	—	—	—	—	—
_____________

(1)
Based on three months of Mr. Bagattini’s annual base salary expressed in U.S. Dollars of $660,410 as notice pay and one-half month of salary based on years of service, in accordance with local Singapore provisions.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors who were not employees in fiscal 2013:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total

Stephen C. Neal(3)	$200,000	$224,972	$8,745	$433,717
Robert D. Haas(4)	100,000	124,958	210,043	435,001
Fernando Aguirre(5)	119,168	124,958	11,889	256,015
Troy Alstead	118,333	124,958	2,376	245,667
Jill Beraud(6)	75,000	166,634	—	241,634
Vanessa J. Castagna	100,000	124,958	4,950	229,908
Robert A. Eckert(7)	115,000	124,958	6,039	245,997
Spencer Fleischer(8)	41,667	124,958	—	166,625
Peter E. Haas, Jr.	100,000	124,958	4,950	229,908
Leon J. Level(9)	10,000	—	4,950	14,950
Patricia Salas Pineda(10)	110,000	124,958	14,298	249,256
___________

(1)
These amounts, from RSUs granted under the Equity Incentive Plan in 2013, reflect the aggregate grant date fair value computed in accordance with the Company's accounting policy for stock-based compensation. The following table shows the aggregate number of RSUs outstanding but unexercised at fiscal year-end for those who were directors at fiscal year-end, including RSUs that were vested but deferred and RSUs that were not vested:

Name	Aggregate Outstanding RSUs

Stephen C. Neal	12,275
Robert D. Haas	7,555
Fernando Aguirre	6,844
Troy Alstead	5,716
Jill Beraud	3,213
Vanessa J. Castagna	6,725
Robert A. Eckert	11,311
Spencer Fleischer	2,109
Peter E. Haas, Jr.	6,694
Leon J. Level	—
Patricia Salas Pineda	12,462

(2)	This column includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2013 in the following amounts:

Name	Fair Value of Dividend Equivalent RSUs Granted

Stephen C. Neal	$8,745
Robert D. Haas	5,511
Fernando Aguirre	4,389
Troy Alstead	2,376
Jill Beraud	—
Vanessa J. Castagna	4,950
Robert A. Eckert	6,039
Spencer Fleischer	—
Peter E. Haas, Jr.	4,950
Leon J. Level	4,950
Patricia Salas Pineda	6,798

(3)	Mr. Neal is the Chairman of the Board. Mr. Neal elected to defer 100% of his director's fees under the Deferred Compensation Plan.

(4)
Includes charitable matches of $10,000 and administrative support services valued at $165,315, provision of a car at a value of $10,710, use of an office at a value of $16,503, and home security services for his services as Chairman Emeritus.

(5)	Mr. Aguirre's 2013 amount includes charitable matches of $7,500.

(6)
On February 6, 2013, the Board elected Ms. Beraud to the Board effective as of that date. On April 11, 2013, Ms. Beraud received a prorated grant of 1,104 RSUs with a grant date value of $37.75 per share for a total value of $41,676. On July 11, 2013, Ms. Beraud received a grant of 2,109 RSUs with a grant date value of $59.25 per share for a total value of $124,958.

(7)	Mr. Eckert elected to defer 100% of his director's fees under the Deferred Compensation Plan.

(8)	On July 11, 2013, the Board elected Mr. Fleischer to the Board effective as of that date.

(9)	Mr. Level retired from the Board on December 30, 2012.

(10)	Ms. Pineda's 2013 amount includes charitable matches of $7,500.
Board compensation is reviewed by the Nominating, Governance and Corporate Citizenship Committee and approved by the Board. In fiscal 2013, director compensation consisted of an annual retainer paid in cash and equity compensation in the form of RSUs. Committee chairpersons also received an additional cash retainer, as described below.
Annual Cash Retainer
In fiscal 2013, each non-employee director received compensation consisting of an annual cash retainer fee of $100,000 and was eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2013, Mr. Eckert and Mr. Neal participated in this Deferred Compensation Plan.
Equity Compensation
In fiscal 2013, each non-employee director also received an annual equity award in the form of RSUs which are granted under the Equity Incentive Plan. In July 2013, the Board approved an increase to the annual equity award value in the form of RSUs granted under the Equity Incentive Plan from $100,000 to $125,000. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company's share prices, established by the Evercore valuation process.
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
Under the terms of the Equity Incentive Plan, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all stockholders. Therefore, all directors who held RSUs as of December 17, 2012, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.
Compensation of Committee Chairpersons
In addition to the compensation described above, committee chairpersons receive an additional retainer fee in the amount of $20,000 for the Audit Committee and the Human Resources Committee. Effective July 2013, the Board approved an increase in the annual retainer for the chairpersons of the Finance Committee and the Nominating, Governance and Corporate Citizenship Committee from $10,000 to $15,000.
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
Compensation Committee Interlocks and Insider Participation
The Human Resources Committee serves as the compensation committee of our Board. Its members are Mr. Eckert (Chair), Ms. Castagna, Mr. P.E. Haas Jr., Mr. R.D. Haas, and Ms. Pineda. In 2013, no member of the Human Resources Committee was a current officer or employee of ours. Mr. R.D. Haas served as our Chief Executive Officer from 1984 to 1999. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

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
The following table contains information about the beneficial ownership of our common stock as of February 6, 2014, by:

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
As of February 6, 2014, there were 281 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,446,988 shares of common stock outstanding as of February 6, 2014. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Shares Beneficially Owned		Percentage of Shares Outstanding
Miriam L. Haas	6,547,314		17.48%
Peter E. Haas Jr.	6,025,458	(1)	16.09%
Margaret E. Haas	4,354,330	(2)	11.63%
Robert D. Haas	3,953,424	(3)	10.56%
Peter E. Haas Jr. Family Fund	2,911,770	(4)	7.78%
Fernando Aguirre	2,765		*
Troy Alstead	—		—
Jill Beraud	—		—
Vanessa J. Castagna	12,122		*
Robert A. Eckert	—		—
Spencer Fleischer	—		—
Stephen C. Neal	14,954		*
Patricia Salas Pineda	6,461		*
Charles V. Bergh	325,404	(5)	*
Harmit Singh(6)	8,509	(6)	*
Kevin Wilson(7)	—		—
Anne Rohosy	24,448	(8)	*
James Curleigh	17,613	(9)	*
Roy Bagattini	—		—
Directors and executive officers as a group (22 persons)	10,492,470	(10)	28.02%

* Less than 1%.
_____________

(1)
Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities. Includes an aggregate of 1,086,140 shares held by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of his children, grandchildren and stepdaughters. Mr. Haas disclaims beneficial ownership of all the foregoing shares.

(2)
Includes 1,017,966 shares held in trusts and a limited liability company, of which Ms. Haas is trustee and managing member, respectively, for the benefit of Ms. Haas' son. Includes 886,122 shares held by the Margaret E. Haas Fund and 84,468 shares held by the Lynx Foundation, of which Ms. Haas is a board member, for the benefit of charitable entities. Ms. Haas disclaims beneficial ownership of all of the foregoing shares.

(3)
Includes an aggregate of 328,651 shares owned by the spouse of Mr. Haas and by trusts, of which Mr. Haas is trustee, for the benefit of their daughter. Mr. Haas disclaims beneficial ownership of all of the foregoing shares.

(4)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas' ownership amounts as referenced above.

(5)	Includes 325,404 shares that Mr. Bergh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2014.

(6)
Executive Vice President & Chief Financial Officer effective January 16, 2013. Includes 8,509 shares that Mr. Singh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2014.

(7)	Served as interim Chief Financial Officer until the appointment of Harmit Singh as Executive Vice President & Chief Financial Officer effective January 16, 2013.

(8)	Includes 14,540 shares that Ms. Rohosy has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2014.

(9)	Includes 17,613 shares that Mr. Curleigh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2014.

(10)	Includes 467,378 shares that our executive officers have the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2014.
Equity Compensation Plan Information
The following table sets forth certain information, as of November 24, 2013, with respect to the EIP, our only equity compensation plan. This plan was approved by our stockholders. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
2,626,932	1,147,571	$36.32	—
_____________

(1)	Includes only dilutive SARs.

(2)
Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 24, 2013, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third-party.

(3)
Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of securities to be issued upon exercise of outstanding dilutive SARs, less shares issued in connection with converted RSUs; does not reflect 75,000 securities expected to be issued in the future upon conversion of outstanding RSUs. The EIP permits the issuance of up to 700,000 shares. The 1,147,571 shares in the table above reflects the potential number of shares which could be issued pursuant to outstanding awards. However, only 167,849 shares have actually been issued pursuant to the EIP as of November 24, 2013. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

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
Robert D. Haas, a director and Chairman Emeritus of our board of directors, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During 2013, we donated $4.2 million to the Levi Strauss Foundation.
Peter E. Haas Jr., a director of the Company, is the President of the Red Tab Foundation, which is not a consolidated entity of the Company. During 2013, the Company donated $0.1 million to the Red Tab Foundation.
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
Engagement of the independent registered public accounting firm.  The audit committee is responsible for approving every engagement of our independent registered public accounting firm to perform audit or non-audit services for us before being engaged to provide those services. The audit committee's pre-approval policy provides as follows:

•
First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows or believes it will engage our independent registered public accounting firm for the next 12 months. Those services typically include quarterly reviews, statutory audits, specified tax matters, certifications to the lenders as required by financing documents, and consultation on new accounting and disclosure standards.

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

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2013 and 2012:

	Year Ended
	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Services provided:
Audit fees(1)	$4,931	$4,824
Audit-related fees	—	—
Tax fees	703	598
All other fees(2)	1,805	90
Total fees	$7,439	$5,512
_____________

(1)	Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Consist of fees for other permissible services other than the services reported above, primarily consulting services associated with the Company's operational planning processes.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 List the following documents filed as a part of the report:

1. Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Stockholders' Equity (Deficit)

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

4.4
Registration Rights Agreement, dated as of May 14, 2013, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporate by reference to Exhibit 4.2 to the Registrant’s Report Current Report on Form 8-K filed with the Commission on March 14, 2013.

4.5
First Supplemental Indenture, dated as of March 14, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013.

10.1
Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Excess Benefit Restoration Plan. Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective November 29, 2010. Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.6	Annual Incentive Plan, effective November 25, 2013. Filed herewith.*

10.7
Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8
First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9	2006 Equity Incentive Plan, amended as of December 8, 2011. Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.10
Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.11	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.12	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.13
Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.14
Employment Agreement between the Registrant and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.15
Credit Agreement, dated as of September 30, 2011, by and among the Registrant, Levi Strauss & Co. (Canada) Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.16
U.S. Security Agreement, dated September 30, 2011, by the registrant and certain subsidiaries of the Registrant in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.17
Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.18
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.19
Employment Offer Letter between Roy Bagattini and the Registrant, dated February 20, 2013, as amended by that certain addendum by and between Mr. Bagattini and the Registrant dated December 18, 2013. Filed herewith.*

10.20	Employment Offer Letter between Anne Rohosy and the Registrant, dated September 29, 2009. Filed herewith.*

10.21	Employment Offer Letter between James Curleigh and the Registrant, dated May 14, 2012. Filed herewith.*

10.22	Forms of stock appreciation rights award agreements. Filed herewith.*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 24, 2013	$20,738	$1,158	$3,632	$18,264
November 25, 2012	$22,684	$5,024	$6,970	$20,738
November 27, 2011	$24,617	$4,634	$6,567	$22,684

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 24, 2013	$40,575	$137,613	$145,513	$32,675
November 25, 2012	$51,023	$161,620	$172,068	$40,575
November 27, 2011	$47,691	$139,068	$135,736	$51,023

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 24, 2013	$102,361	$331,937	$323,726	$110,572
November 25, 2012	$102,359	$254,556	$254,554	$102,361
November 27, 2011	$90,560	$277,016	$265,217	$102,359

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 24, 2013	$74,456	$5,169	$(16,401)	$96,026
November 25, 2012	$98,736	$(1,329)	$22,951	$74,456
November 27, 2011	$97,026	$(2,421)	$(4,131)	$98,736
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 11, 2014		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date:	February 11, 2014
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	February 11, 2014
Charles V. Bergh	Chief Executive Officer

/s/ ROBERT D. HAAS	Director, Chairman Emeritus	Date:	February 11, 2014
Robert D. Haas

/s/ FERNANDO AGUIRRE	Director	Date:	February 11, 2014
Fernando Aguirre

/s/ TROY ALSTEAD	Director	Date:	February 11, 2014
Troy Alstead

/s/ JILL BERAUD	Director	Date:	February 11, 2014
Jill Beraud

/s/ VANESSA J. CASTAGNA	Director	Date:	February 11, 2014
Vanessa J. Castagna

/s/ ROBERT A. ECKERT	Director	Date:	February 11, 2014
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	February 11, 2014
Spencer C. Fleischer

/s/ PETER E. HAAS JR.	Director	Date:	February 11, 2014
Peter E. Haas Jr.

/s/ PATRICIA SALAS PINEDA	Director	Date:	February 11, 2014
Patricia Salas Pineda

/s/ HEIDI L. MANES	Vice President and Controller	Date:	February 11, 2014
Heidi L. Manes	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION
We will furnish our 2013 annual report and proxy statement to our stockholders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

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

4.4
Registration Rights Agreement, dated as of May 14, 2013, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporate by reference to Exhibit 4.2 to the Registrant’s Report Current Report on Form 8-K filed with the Commission on March 14, 2013.

4.5
First Supplemental Indenture, dated as of March 14, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013.

10.1
Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Excess Benefit Restoration Plan. Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective November 29, 2010. Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.6	Annual Incentive Plan, effective November 25, 2013. Filed herewith.*

10.7
Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8
First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9	2006 Equity Incentive Plan, amended as of December 8, 2011. Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.10
Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.11	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.12	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.13
Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.14
Employment Agreement between the Registrant and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.15
Credit Agreement, dated as of September 30, 2011, by and among the Registrant, Levi Strauss & Co. (Canada) Inc., the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.16
U.S. Security Agreement, dated September 30, 2011, by the registrant and certain subsidiaries of the Registrant in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.17
Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.18
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.19
Employment Offer Letter between Roy Bagattini and the Registrant, dated February 20, 2013, as amended by that certain addendum by and between Mr. Bagattini and the Registrant dated December 18, 2013. Filed herewith.*

10.20	Employment Offer Letter between Anne Rohosy and the Registrant, dated September 29, 2009. Filed herewith.*

10.21	Employment Offer Letter between James Curleigh and the Registrant, dated May 14, 2012. Filed herewith.*

10.22	Forms of stock appreciation rights award agreements. Filed herewith.*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.