Form 10-Q
period 2014-02-23
LEVI STRAUSS & CO
filed 2014-04-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 23, 2014
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
Common Stock $.01 par value — 37,401,466 shares outstanding on April 3, 2014

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 23, 2014	November 24, 2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$502,830	$489,258
Trade receivables, net of allowance for doubtful accounts of $18,205 and $18,264	388,315	446,671
Inventories:
Raw materials	3,774	3,361
Work-in-process	6,157	6,597
Finished goods	655,682	593,909
Total inventories	665,613	603,867
Deferred tax assets, net	196,582	187,836
Other current assets	116,189	112,082
Total current assets	1,869,529	1,839,714
Property, plant and equipment, net of accumulated depreciation of $787,593 and $775,933	422,672	439,861
Goodwill	241,756	241,228
Other intangible assets, net	48,460	49,149
Non-current deferred tax assets, net	452,723	448,839
Other non-current assets	110,814	108,627
Total assets	$3,145,954	$3,127,418

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$35,489	$41,861
Accounts payable	249,772	254,516
Accrued salaries, wages and employee benefits	161,822	209,966
Restructuring liabilities	56,978	—
Accrued interest payable	32,530	5,346
Accrued income taxes	27,323	11,301
Other accrued liabilities	219,853	262,488
Total current liabilities	783,767	785,478
Long-term debt	1,510,302	1,504,016
Long-term capital leases	10,699	10,243
Postretirement medical benefits	121,651	122,248
Pension liability	327,372	326,767
Long-term employee related benefits	74,429	73,386
Long-term income tax liabilities	28,572	30,683
Other long-term liabilities	59,729	61,097
Total liabilities	2,916,521	2,913,918
Commitments and contingencies
Temporary equity	38,796	38,524

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,446,988 shares and 37,446,087 shares issued and outstanding	374	374
Additional paid-in capital	9,405	7,361
Retained earnings	495,928	475,960
Accumulated other comprehensive loss	(317,989)	(312,029)
Total Levi Strauss & Co. stockholders’ equity	187,718	171,666
Noncontrolling interest	2,919	3,310
Total stockholders’ equity	190,637	174,976
Total liabilities, temporary equity and stockholders’ equity	$3,145,954	$3,127,418
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 23, 2014	February 24, 2013
	(Dollars in thousands) (Unaudited)
Net revenues	$1,129,990	$1,146,678
Cost of goods sold	553,637	554,800
Gross profit	576,353	591,878
Selling, general and administrative expenses	424,762	410,423
Restructuring	57,935	—
Operating income	93,656	181,455
Interest expense	(31,829)	(32,157)
Loss on early extinguishment of debt	—	(114)
Other income, net	4,183	6,066
Income before income taxes	66,010	155,250
Income tax expense	16,387	48,375
Net income	49,623	106,875
Net loss attributable to noncontrolling interest	348	145
Net income attributable to Levi Strauss & Co.	$49,971	$107,020

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 23, 2014	February 24, 2013
	(Dollars in thousands) (Unaudited)
Net income	$49,623	$106,875
Other comprehensive loss, net of related income taxes:
Pension and postretirement benefits	2,302	3,909
Net investment hedge losses	(4,228)	(3,638)
Foreign currency translation losses	(4,114)	(3,097)
Unrealized gain (loss) on marketable securities	39	(962)
Total other comprehensive loss	(6,001)	(3,788)
Comprehensive income	43,622	103,087
Comprehensive loss attributable to noncontrolling interest	389	806
Comprehensive income attributable to Levi Strauss & Co.	$44,011	$103,893

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 23, 2014	February 24, 2013
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$49,623	$106,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,945	28,368
Asset impairments	234	835
Loss (gain) on disposal of assets	3	(149)
Unrealized foreign exchange gains	(3,785)	(6,189)
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(5,915)	2,710
Employee benefit plans’ amortization from accumulated other comprehensive loss	3,692	5,767
Noncash restructuring charges	957	—
Noncash loss on extinguishment of debt	—	114
Amortization of deferred debt issuance costs	1,099	1,066
Stock-based compensation	2,314	1,435
Allowance for doubtful accounts	703	2,153
Change in operating assets and liabilities:
Trade receivables	63,555	97,437
Inventories	(55,739)	(56,050)
Other current assets	(8,749)	12,471
Other non-current assets	168	(6,629)
Accounts payable and other accrued liabilities	(45,417)	2,859
Restructuring liabilities	56,978	—
Income tax liabilities	3,020	34,212
Accrued salaries, wages and employee benefits and long-term employee related benefits	(53,302)	(83,244)
Other long-term liabilities	(326)	(1,093)
Other, net	(384)	106
Net cash provided by operating activities	35,674	143,054
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(20,434)	(20,883)
Proceeds from sale of assets	47	45
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	5,915	(2,710)
Acquisitions, net of cash acquired	(75)	—
Net cash used for investing activities	(14,547)	(23,548)
Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(1,029)	(50,450)
Proceeds from short-term credit facilities	3,088	24,668
Repayments of short-term credit facilities	(2,423)	(27,143)
Other short-term borrowings, net	(7,179)	2,128
Restricted cash	560	(127)
Excess tax benefits from stock-based compensation	29	—
Dividend to stockholders	—	(25,076)
Net cash used for financing activities	(6,954)	(76,000)
Effect of exchange rate changes on cash and cash equivalents	(601)	(44)
Net increase in cash and cash equivalents	13,572	43,462
Beginning cash and cash equivalents	489,258	406,134
Ending cash and cash equivalents	$502,830	$449,596

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,490	$4,580
Income taxes	13,441	(15,376)
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s leading branded apparel companies. The Company designs and markets jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Company operates its business through three geographic regions: Americas, Europe and Asia.
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 24, 2013, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 11, 2014.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 23, 2014, may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2014.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2014 and 2013 consists of 13 weeks, with the exception of the fourth quarter of 2014, which will consist of 14 weeks. All references to years relate to fiscal years rather than calendar years.
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
Restructuring Liabilities
Upon approval of a restructuring plan, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for recurring arrangements. The Company records other costs associated with exit activities as they are incurred. The long-term portion of restructuring liabilities is included in “Other long-term liabilities” in the Company’s consolidated balance sheets.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 23, 2014			November 24, 2013
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$24,122	$24,122	$—	$23,752	$23,752	$—
Forward foreign exchange contracts, net	8,813	—	8,813	7,145	—	7,145
Total	$32,935	$24,122	$8,813	$30,897	$23,752	$7,145
Financial liabilities carried at fair value
Forward foreign exchange contracts, net	$5,610	$—	$5,610	$2,335	$—	$2,335
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 23, 2014		November 24, 2013
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
4.25% Yen-denominated Eurobonds due 2016	$39,634	$39,634	$39,659	$38,523
7.75% Euro senior notes due 2018	420,259	440,322	405,304	432,098
7.625% senior notes due 2020	536,009	582,602	526,112	577,956
6.875% senior notes due 2022	545,979	599,444	537,447	588,275
Short-term borrowings	35,724	35,724	41,976	41,976
Total	$1,577,605	$1,697,726	$1,550,498	$1,678,828
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of February 23, 2014, the Company had forward foreign exchange contracts to buy $678.1 million and to sell $397.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2015.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 23, 2014			November 24, 2013
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	$12,896	$(4,083)	$8,813	$11,145	$(4,000)	$7,145
Forward foreign exchange contracts	1,271	(6,881)	(5,610)	880	(3,215)	(2,335)
Total	$14,167	$(10,964)		$12,025	$(7,215)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(19,556)		$—	$(20,564)
7.75% Euro senior notes due 2018	—	(411,540)		—	(404,430)
Total	$—	$(431,096)		$—	$(424,994)
The Company's over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. The table below presents, by type of financial instrument, the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized on the Company's consolidated balance sheets:

	February 23, 2014			November 24, 2013
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$11,411	$(5,354)	$6,057	$8,600	$(4,880)	$3,720
Financial liabilities	(6,835)	5,354	(1,481)	(5,855)	4,880	(975)
Total			$4,576			$2,745
Embedded derivative contracts
Financial assets	$2,756	$—	$2,756	$3,425	$—	$3,425
Financial liabilities	(4,129)	—	(4,129)	(1,360)	—	(1,360)
Total			$(1,373)			$2,065

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income, net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income, net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended
	February 23, 2014	November 24, 2013	February 23, 2014	February 24, 2013
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(20,944)	(21,161)	$217	$2,328
7.75% Euro senior notes due 2018	(34,471)	(27,361)	—	—
Cumulative income taxes	19,851	17,186
Total	$(30,927)	$(26,699)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income, net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended
	February 23, 2014	February 24, 2013
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$5,915	$(2,710)
Unrealized	(1,479)	(109)
Total	$4,436	$(2,819)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

NOTE 4: DEBT

	February 23, 2014	November 24, 2013
	(Dollars in thousands)

Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$39,112	$39,545
7.75% Euro senior notes due 2018	411,540	404,430
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	534,650	535,041
Total unsecured	1,510,302	1,504,016
Total long-term debt	$1,510,302	$1,504,016
Short-term debt
Short-term borrowings	$35,489	$41,861
Total short-term debt	$35,489	$41,861
Total long-term and short-term debt	$1,545,791	$1,545,877
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 23, 2014, was 7.91% as compared to 6.91% in the same period of 2013.
Senior Secured Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $626.0 million at February 23, 2014, as the Company’s total availability of $693.7 million was reduced by $67.7 million of letters of credit and other credit usage allocated under the credit facility.
Subsequent Event – Senior Secured Revolving Credit Facility
On March 21, 2014, the Company amended and restated its senior secured revolving credit facility, extending the term of the credit facility through March 2019, subject to shortening if obligations under the Company's Euro senior notes due 2018 are outstanding on February 13, 2018. The terms of the amended and restated credit facility are similar to the terms under the existing credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by the U.S. Levi's® trademarks, an increase from the $250.0 million stated in the existing credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 150 – 275 basis points to LIBOR plus 125 – 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 – 50 basis points to 25 – 30 basis points (depending on the Company's credit ratings). Under the terms of the amended and restated credit facility, total availability as of February 23, 2014, would have been enhanced to $839.7 million, based on collateral levels as defined by the agreement.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,159	$2,281	$68	$94
Interest cost	13,761	13,066	1,338	1,239
Expected return on plan assets	(13,843)	(14,014)	—	—
Amortization of prior service benefit	(17)	(20)	(1)	(122)
Amortization of actuarial loss	2,696	4,218	989	1,691
Curtailment loss	232	—	700	—
Net settlement loss	60	45	—	—
Net periodic benefit cost	5,048	5,576	3,094	2,902
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	17	20	1	122
Amortization of actuarial loss	(2,696)	(4,218)	(989)	(1,691)
Curtailment loss	—	(440)	—	—
Net settlement loss	(25)	—	—	—
Total recognized in accumulated other comprehensive loss	(2,704)	(4,638)	(988)	(1,569)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$2,344	$938	$2,106	$1,333

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

NOTE 6: RESTRUCTURING LIABILITIES
On February 5, 2014, at a regular meeting of the Company's Board of Directors (the “Board”), the Board endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. This initiative will be implemented in phases over the next 12 to 18 months. The Board also delegated authority to an ad hoc committee of the Board (“Ad Hoc Committee”) to approve the terms of the first phase of the global productivity initiative, including the expected timing and implementation thereof. On March 24-25, 2014, the Ad Hoc Committee of the Board approved the terms of the first phase of the global productivity initiative presented by management. On March 26, 2014, the Company announced and began to implement the first phase of the global productivity initiative.
The first phase of the global productivity initiative includes the elimination of approximately 800 positions within the Company’s global non-retail and non-manufacturing employee population and a centrally-led procurement savings project. The role eliminations reflect a reduction of management layers, an increase in spans of control, the removal of duplicative roles, a regrouping of country clusters and other structural changes. The Company anticipates the elimination of positions will be substantially completed within the U.S. and Asia within the second quarter of 2014. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.
For the three-month period ended February 23, 2014, the Company recognized restructuring charges of $57.9 million, which were recorded on a separate line item in the Company's consolidated statements of income. These charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans, and consulting fees. The charges relating to severance benefits were recorded in the first quarter of 2014 as the amounts became probable in the first quarter when the Board endorsed the initiative on February 5, 2014, and amounts became estimable prior to issuance of these financial statements when the Ad Hoc Committee approved the terms of the first phase of the global productivity initiative on March 24-25, 2014. Related charges of $6.4 million, consisting primarily of costs related to the Company's procurement savings project, were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
The Company estimates that it will incur future additional restructuring charges related to this first phase of the global productivity initiative. Additionally, the Company is unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the global productivity initiative. Cash payments for the first phase of the global productivity initiative are expected to be made primarily in 2014.
The following table summarizes the restructuring activity and the related restructuring liabilities balances as of February 23, 2014:

	2014 Restructuring Activities
	Liabilities				Liabilities
	November 24, 2013	Charges	Payments	Adjustments(2)	February 23, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$52,278	$—	$(957)	$51,321
Lease and other contract termination costs	—	—	—	—	—
Other(1)	—	5,657	—	—	5,657
Total	$—	$57,935	$—	$(957)	$56,978

Current portion	$—				$56,978
Long-term portion	—				—
Total	$—				$56,978
_____________

(1)	Other restructuring costs primarily relate to consulting fees and legal expenses, which are expensed as incurred.

(2)	Adjustments primarily relate to pension and postretirement curtailment losses.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

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
Other Contingencies
Litigation.  There have been no material developments with respect to the information previously reported in the Company’s 2013 Annual Report on Form 10-K related to legal proceedings.

In the ordinary course of business, the Company has various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.

NOTE 8: DIVIDEND
The Company's Board of Directors declared a cash dividend of $30.0 million in the first quarter of 2014, payable in the second quarter of 2014 to stockholders of record at the close of business on February 18, 2014. Dividend payable is included in "Other accrued liabilities" on the Company's consolidated balance sheets. Subsequent to the Company's quarter-end, on April 4, 2014, the Company paid the cash dividend.
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

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	February 23, 2014	November 24, 2013
	(Dollars in thousands)
Pension and postretirement benefits	$(224,470)	$(226,772)
Net investment hedge losses	(30,927)	(26,699)
Foreign currency translation losses	(54,572)	(50,458)
Unrealized gain on marketable securities	1,305	1,266
Accumulated other comprehensive loss	(308,664)	(302,663)
Accumulated other comprehensive income attributable to noncontrolling interest	9,325	9,366
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(317,989)	$(312,029)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

NOTE 10: OTHER INCOME, NET
The following table summarizes significant components of “Other income, net”:

	Three Months Ended
	February 23, 2014	February 24, 2013
	(Dollars in thousands)
Foreign exchange management gains (losses)	$4,436	$(2,819)
Foreign currency transaction (losses) gains	(2,238)	4,398
Interest income	627	391
Investment income	307	2,805
Other	1,051	1,291
Total other income, net	$4,183	$6,066

NOTE 11: INCOME TAXES
The effective income tax rate was 24.8% for the three months ended February 23, 2014, compared to 31.2% for the same period ended February 24, 2013. Of the decrease in the effective tax rate in 2014, 5.6% was due to a $3.7 million tax benefit that the Company recorded during the three months ended February 23, 2014, as a result of reversing a deferred tax liability associated with undistributed foreign earnings.
The Company historically provided for U.S. income taxes on all the undistributed earnings of foreign subsidiaries and provided for a deferred tax liability totaling $3.7 million as of November 24, 2013. During the first quarter of 2014, management made an assertion that $75.0 million of undistributed foreign earnings in certain foreign subsidiaries are indefinitely reinvested. As such, the Company recorded a $3.7 million tax benefit resulting from reversal of the previously recorded deferred tax liability on undistributed foreign earnings.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, is the President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three-month period ended February 23, 2014, the Company donated $5.2 million to the Levi Strauss Foundation as compared to $3.1 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2014

NOTE 13: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three regional segments: the Americas, Europe and Asia. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s management, including the chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.
Effective as of the beginning of 2014, the Company's reporting segments were revised to combine its Middle East and North Africa markets, previously managed by the Company's Europe region, with the Company's Asia Pacific region, which was renamed to Asia as a result of the change. Financial information attributable to these markets are not significant to any of the Company's regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior year has not been revised.
Business segment information for the Company is as follows:

	Three Months Ended
	February 23, 2014	February 24, 2013
	(Dollars in thousands)
Net revenues:
Americas	$626,836	$647,127
Europe	300,426	296,587
Asia	202,728	202,964
Total net revenues	$1,129,990	$1,146,678
Operating income:
Americas	$111,052	$132,463
Europe	71,406	62,926
Asia	46,902	48,965
Regional operating income	229,360	244,354
Corporate:
Restructuring	57,935	—
Other corporate staff costs and expenses	77,769	62,899
Corporate expenses	135,704	62,899
Total operating income	93,656	181,455
Interest expense	(31,829)	(32,157)
Loss on early extinguishment of debt	—	(114)
Other income, net	4,183	6,066
Income before income taxes	$66,010	$155,250

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,200 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 537 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 27% of our net revenues in the first three months of 2014, as compared to 24% in the same period in 2013, with our online stores representing approximately 13% of this revenue. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 45% of our net revenues and 52% of our regional operating income in the three-month period in 2014, as compared to 44% and 46% in the same period in 2013. Sales of Levi’s® brand products represented approximately 86% of our total net sales in each of the three-month periods in 2014 and 2013.
On February 5, 2014, at a regular meeting of our Board of Directors (“Board”), our Board endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. We expect this initiative to generate annualized cost savings of $175 – $200 million and will be implemented in phases over the next 12 to 18 months. On March 26, 2014, we announced and began to implement the first phase of the global productivity initiative.
The first phase of the global productivity initiative will deliver approximately $75 – $100 million in annualized savings before related charges, with restructuring and other related charges of approximately $64 million recorded in the first fiscal quarter of 2014. Approximately $58 million are recorded as restructuring charges and consist primarily of severance benefits and consulting fees. Related charges of approximately $6 million, consisting primarily of costs related a centrally-led procurement savings project, are recorded in selling, general and administrative expense ("SG&A").
We estimate that we will incur future additional restructuring charges related to this first phase of the global productivity initiative. Additionally, we are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the global productivity initiative. Cash payments for the first phase of the global productivity initiative are expected to be made primarily in 2014.
The first phase of the global productivity initiative includes the elimination of approximately 800 positions within our global non-retail and non-manufacturing employee population. We anticipate the elimination of positions will be substantially completed within the U.S. and Asia within the second fiscal quarter of 2014. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.
We expect additional savings in future periods to come from streamlining our product development, planning and go-to-market strategies, implementing efficiencies across our supply chain and distribution network, adopting lower-cost service-delivery models and continuing to pursue more disciplined procurement practices. Additional restructuring charges will be recorded for these efforts as they become estimable and probable.
Trends Affecting Our Business
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth, generate strong cash flow and reduce our debt. Critical strategies to achieve these objectives include driving our profitable core business; expanding the reach of our global brands and building a more balanced product portfolio; elevating the performance of our retail channel, including e-commerce; and leveraging our global scale to develop a competitive cost structure.

During the first quarter of 2014, soft retail market conditions impacted our performance in many markets around the world, particularly in our U.S. businesses. We and several of our wholesale customers experienced traffic declines during the Holiday season, partially driven by inclement weather across the U.S., but also as a result of lingering high unemployment, slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods.  The weak Holiday traffic resulted in heavy sales promotions as retailers sought to clear seasonal merchandise, pressuring merchandise margins across the apparel industry.  Consumers’ increasing focus on value pricing amid the recovering economy has also resulted in relative strength in the off-price retail channel, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.  Global competition remains an ongoing challenge, particularly in our international regions, where domestic and multi-national competitors continue their channel expansion in brick-and-mortar retail and e-commerce.
Our First Quarter 2014 Results

•
Net revenues. Compared to the first quarter of 2013, consolidated net revenues decreased on a reported basis by 1% and were flat on a constant-currency basis, primarily reflecting lower sales at wholesale in the Americas, offset by improved performance in Asia and Europe.

•
Operating income. Compared to the first quarter of 2013, consolidated operating income decreased by 48% and operating margin declined to 8%, primarily reflecting restructuring charges, higher SG&A and lower gross margin in 2014.

•
Cash flows. Cash flows provided by operating activities were approximately $36 million for the three-month period in 2014 as compared to $143 million for the same period in 2013; the decrease reflected our lower beginning accounts receivable balance and our higher inventory levels.

Financial Information Presentation
Fiscal year.    Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2014 and 2013 consists of 13 weeks, with the exception of the fourth quarter of 2014, which will consist of 14 weeks.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia. Effective as of the beginning of 2014, our reporting segments were revised to combine our Middle East and North Africa markets, previously managed by our Europe region, with our Asia Pacific region, which was renamed to Asia as a result of the change. Financial information attributable to these markets are not significant to any of the Company's regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior year has not been revised.
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
Constant currency.    Effective as of the beginning of 2014, constant-currency comparisons are based on translating local currency amounts in the prior-year period at actual foreign exchange rates for the current year. Prior to 2014, local currency amounts were translated utilizing foreign exchange rates used in our internal planning process. There was no significant impact to our constant-currency comparisons as a result of this change. We routinely evaluate our financial performance on a constant-currency basis in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Results of Operations for Three Months Ended February 23, 2014, as Compared to Same Period in 2013
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 23, 2014	February 24, 2013	% Increase (Decrease)	February 23, 2014	February 24, 2013
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,130.0	$1,146.7	(1.5)%	100.0%	100.0%
Cost of goods sold	553.6	554.8	(0.2)%	49.0%	48.4%
Gross profit	576.4	591.9	(2.6)%	51.0%	51.6%
Selling, general and administrative expenses	424.8	410.4	3.5%	37.6%	35.8%
Restructuring	57.9	—	—	5.1%	—
Operating income	93.7	181.5	(48.4)%	8.3%	15.8%
Interest expense	(31.9)	(32.2)	(1.0)%	(2.8)%	(2.8)%
Loss on early extinguishment of debt	—	(0.1)	(100.0)%	—	—
Other income, net	4.2	6.1	(31.0)%	0.4%	0.5%
Income before income taxes	66.0	155.3	(57.5)%	5.8%	13.5%
Income tax expense	16.4	48.4	(66.1)%	1.5%	4.2%
Net income	49.6	106.9	(53.6)%	4.4%	9.3%
Net loss attributable to noncontrolling interest	0.4	0.1	140.0%	—	—
Net income attributable to Levi Strauss & Co.	$50.0	$107.0	(53.3)%	4.4%	9.3%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 23, 2014	February 24, 2013	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$626.9	$647.1	(3.1)%	(2.6)%
Europe	300.4	296.6	1.3%	0.4%
Asia	202.7	203.0	(0.1)%	6.4%
Total net revenues	$1,130.0	$1,146.7	(1.5)%	(0.3)%
Total net revenues decreased on both reported and constant-currency bases for the three-month period ended February 23, 2014, as compared to the same prior-year period.
Americas.    For the three-month period, net revenues in our Americas region decreased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $4 million.
Wholesale net revenues declined, primarily due to lower sales of women's products. Due to the timing of our fiscal year, the Black Friday sales week occurred during the first quarter, and this shift was reflected in increased sales in the retail channel, which partially offset the decline in wholesale net revenues.
Europe.    Net revenues in Europe increased on both reported and constant-currency bases for the three-month period, with currency affecting net revenues favorably by approximately $3 million.
Net revenues increased from the performance and expansion of our company-operated retail network, particularly in the U.K. and Russia markets. This improvement was partially offset by lower sales in our traditional wholesale channels.
Asia.    Net revenues in Asia decreased on a reported basis but increased on a constant-currency basis. Currency affected net revenues unfavorably for the three-month period by approximately $12 million.
The increase in constant-currency net revenues for the three-month period was primarily due to improved product availability during the Chinese New Year sales season. The improvement was partially offset by lower traditional wholesale revenues as compared to the prior year, primarily reflecting the liquidation of Denizen® brand products as we exited that business.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 23, 2014	February 24, 2013	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,130.0	$1,146.7	(1.5)%
Cost of goods sold	553.6	554.8	(0.2)%
Gross profit	$576.4	$591.9	(2.6)%
Gross margin	51.0%	51.6%
Currency affected gross profit unfavorably by approximately $5 million for the three-month period ended February 23, 2014, as compared to the same prior-year period. Gross margin declined primarily due to higher discounted sales and increased inventory markdown activities, reflecting our higher inventory levels and our efforts to manage inventory levels in the current retail market in the Americas, as well as product investment costs. The decline was partially offset by increased contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 23, 2014	February 24, 2013	% Increase (Decrease)	February 23, 2014	February 24, 2013
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$183.2	$178.7	2.5%	16.2%	15.6%
Advertising and promotion	31.6	32.8	(3.6)%	2.8%	2.9%
Administration	93.3	87.5	6.6%	8.3%	7.6%
Other	116.7	111.4	4.7%	10.3%	9.7%
Total SG&A	$424.8	$410.4	3.5%	37.6%	35.8%

Currency impacted SG&A favorably by approximately $4 million for the three-month period ended February 23, 2014, as compared to the same prior-year period.
Selling.   We had 32 more company-operated stores at the end of the first quarter of 2014 than we did at the end of the first quarter of 2013. Higher expenses were associated with the expansion of our company-operated store network.
Administration.   The increase in administration expenses was primarily related to consulting fees incurred for our centrally-led procurement savings project in the first quarter of 2014 as compared to a reversal of severance expenses in the first quarter of 2013.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs, all of which increased slightly during the period.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 23, 2014	February 24, 2013	% Increase (Decrease)	February 23, 2014		February 24, 2013
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$111.1	$132.5	(16.2)%	17.7%		20.5%
Europe	71.4	62.9	13.5%	23.8%		21.2%
Asia	46.9	49.0	(4.2)%	23.1%		24.1%
Total regional operating income	229.4	244.4	(6.1)%	20.3%	*	21.3%	*
Corporate expenses	135.7	62.9	115.7%	12.0%	*	5.5%	*
Total operating income	$93.7	$181.5	(48.4)%	8.3%	*	15.8%	*
Operating margin	8.3%	15.8%
______________
 * Percentage of consolidated net revenues
Currency had no significant impact on total operating income for the three-month period ended February 23, 2014.
Regional operating income.

•	Americas. The decline in operating income and operating margin reflected the region's lower gross margin and lower net revenues.

•	Europe. The increase in operating income and operating margin primarily reflected the region's lower SG&A.

•	Asia. The decrease in operating income and operating margin primarily reflected the unfavorable impact of currency.
Corporate.    Corporate expenses include selling, general and administrative expenses that are not attributed to any of our regional operating segments. As compared to the same prior-year period, higher corporate expenses in the three-month period ended February 23, 2014, reflected our restructuring charges of $57.9 million and the higher administration expenses.
Interest expense
Interest expense decreased to $31.9 million for the three-month period ended February 23, 2014, from $32.2 million for the same period in 2013. The weighted-average interest rate on average borrowings outstanding for the three-month period ended February 23, 2014, was 7.91% as compared to 6.91% for the same period in 2013. The weighted-average interest rate increased as a result of our debt refinancing activities during the second quarter of 2013.
Income tax expense
Our effective income tax rate was 24.8% for the three months ended February 23, 2014, compared to 31.2% for the same period ended February 24, 2013. The Company historically provided for U.S. income taxes on all the undistributed earnings of foreign subsidiaries and provided for a deferred tax liability totaling $3.7 million as of November 24, 2013. During the first quarter of 2014, management made an assertion that $75.0 million of undistributed foreign earnings in certain foreign subsidiaries are indefinitely reinvested. As such, the Company recorded a $3.7 million tax benefit resulting from reversal of the previously recorded deferred tax liability on undistributed foreign earnings, decreasing the effective tax rate in 2014.

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
We are borrowers under a senior secured revolving credit facility. The credit facility, which was amended and restated on March 21, 2014, as further described below, is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $850 million, of which $800 million is available to us for revolving loans in U.S. Dollars and $50 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.
As of February 23, 2014, we had no borrowings under the credit facility, and unused availability under the credit facility was $626.0 million, as our total availability of $693.7 million, based on collateral levels as defined by the agreement, was reduced by $67.7 million of other credit-related instruments.
As of February 23, 2014, we had cash and cash equivalents totaling approximately $502.8 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $1.1 billion.
On March 21, 2014, we amended and restated our senior secured revolving credit facility, extending the term of the credit facility through March 2019, subject to shortening if obligations under our Euro senior notes due 2018 are outstanding on February 13, 2018. The terms of the amended facility are similar to the terms under the existing facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by our U.S. Levi's® trademarks, an increase from the $250.0 million stated in the existing facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 150 – 275 basis points to LIBOR plus 125 – 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 – 50 basis points to 25 – 30 basis points (depending on the Company's credit ratings). Under the terms of the amended and restated credit facility, total availability as of February 23, 2014, would have been enhanced to $839.7 million, based on collateral levels as defined by the agreement.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2006 Equity Incentive Plan and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
There have been no material changes to our estimated cash requirements for 2014 from those disclosed in our 2013 Annual Report on Form 10-K.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 23, 2014	February 24, 2013
	(Dollars in millions)
Cash provided by operating activities	$35.7	$143.1
Cash used for investing activities	(14.5)	(23.5)
Cash used for financing activities	(7.0)	(76.0)
Cash and cash equivalents	502.8	449.6
Cash flows from operating activities
Cash provided by operating activities was $35.7 million for the three-month period in 2014, as compared to $143.1 million for the same period in 2013. Cash provided by operating activities decreased compared to the prior year due to a decrease in cash received from customers, reflecting our lower beginning accounts receivable balance, and an increase in cash used for inventory, reflecting our higher inventory build. Cash provided by operating activities in 2013 reflected a tax refund received in 2013 from the State of California.
Cash flows from investing activities
Cash used for investing activities was $14.5 million for the three-month period in 2014, as compared to $23.5 million for the same period in 2013. The decrease in cash used for investing activities as compared to the prior year primarily reflects lower spend on facilities, offset by increased investment in information technology projects.
Cash flows from financing activities
Cash used for financing activities was $7.0 million for the three-month period in 2014, as compared to $76.0 million for the same period in 2013. The decrease in cash used in 2014 primarily related to the timing of our dividend payment to stockholders in 2014 and our 2013 pay down of a portion of our debt.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Substantially all of our debt as of February 23, 2014, was fixed-rate debt. As of February 23, 2014, our required aggregate debt principal payments on our unsecured long-term debt were $39.1 million in 2016, $411.5 million in 2018, and the remaining $1.1 billion in years after 2018. Short-term borrowings of $35.5 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2013 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2013, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;

•
our ability to timely and effectively implement organizational cost-saving initiatives as planned that are intended to increase productivity and efficiency in our operations, take advantage of lower-cost service delivery options in our distribution practices and overhaul our procurement practices in order to globally streamline our operations without business disruption or mitigation to such disruptions;

•
consequences of impacts to the businesses of our wholesale customers caused by factors such as decreased discretionary consumer spending, inconsistent traffic patterns and an increase in promotional activity as a result of decreased traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;

•	our and our wholesale customers' decisions to modify strategies and adjust product mix and pricing, and our ability to manage any resulting product transition costs;

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

•	our ability to respond to price, innovation and other competitive pressures in the global apparel industry, on and from our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange rate fluctuations;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we and our customers do business.

Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2013 Annual Report on Form 10-K.

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of February 23, 2014. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 23, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Litigation.    There have been no material developments with respect to the information previously reported in our 2013 Annual Report on Form 10-K related to legal proceedings.
In the ordinary course of business, we have various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K, except for the following:
We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.
In March 2014, we announced the first phase of our global productivity initiative, which entails, among other things:

•	eliminating approximately 800 positions within our global non-retail and non-manufacturing employee population; and

•	initiating a centrally-led procurement savings project.
We have incurred and expect to incur additional charges related to the global productivity initiative during the next 12 to 18 months, which may harm our profitability in the periods incurred. If we incur unexpected charges related to the global productivity initiative, or in connection with any potential future restructuring program, our financial condition and results of operations may further suffer.
Implementation of the global productivity initiative, or any potential future restructuring program, presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service standards to wholesale customers;

•	the failure to preserve adequate internal controls as we restructure our general and administrative functions;

•	the failure to preserve supplier, distribution, sales and other important relationships and to resolve conflicts that may arise;

•	diversion of management attention from ongoing business activities; and

•	the failure to maintain employee morale and retaining key employees while implementing restructuring programs that often include reductions in the workforce.
Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.
Additionally, there may be delays in implementing the global productivity initiative or a failure to achieve the anticipated levels of cost savings and efficiency as a result of the global productivity initiative, each of which could materially and adversely impact our business and results of operations. Further, if we experience additional adverse changes to our business, further restructuring or reorganization activities may be required in the future.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 5, 2014, our Board approved the award of stock appreciation rights (“SARs”) representing an aggregate of 787,861 shares of our common stock to certain of our executives. All of these awards were made under our 2006 Equity Incentive Plan, as amended (the “Plan”).
SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. The SARs were granted in two groups and are identical except as described below:

•
472,712 of the SARs, referred to as service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the day prior to the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on such anniversary, at a rate of 2.08% per month;

•
315,149 of the SARs, referred to as performance-based SARs, were granted with the following vesting schedule: 50% of the performance-based SARs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2014, 2015 and 2016, and the remaining 50% of the performance-based SARs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the performance-based SARs have been satisfied on or before March 1, 2017.

Upon the exercise of a SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised.
We will not receive any proceeds from the issuance or vesting of SARs. The SARs were granted under Section 4(a)(2) of the Securities Act of 1933, as amended. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We are a privately-held corporation; there is no public trading of our common stock. As of April 3, 2014, we had 37,401,466 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1	Annual Incentive Plan, effective November 25, 2013. Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.2	Forms of stock appreciation rights award agreements. Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.3	Levi Strauss & Co. Executive Severance Plan, effective as of February 10, 2014. Filed herewith.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 8, 2014		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HEIDI L. MANES
Heidi L. Manes Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Annual Incentive Plan, effective November 25, 2013. Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.2	Forms of stock appreciation rights award agreements. Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.3	Levi Strauss & Co. Executive Severance Plan, effective as of February 10, 2014. Filed herewith.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.