Form 10-Q
period 2014-05-25
LEVI STRAUSS & CO
filed 2014-07-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 25, 2014
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
Common Stock $.01 par value — 37,401,518 shares outstanding on July 3, 2014

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 25, 2014	November 24, 2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$386,074	$489,258
Trade receivables, net of allowance for doubtful accounts of $18,228 and $18,264	341,544	446,671
Inventories:
Raw materials	3,817	3,361
Work-in-process	6,541	6,597
Finished goods	676,610	593,909
Total inventories	686,968	603,867
Deferred tax assets, net	201,771	187,836
Other current assets	122,910	112,082
Total current assets	1,739,267	1,839,714
Property, plant and equipment, net of accumulated depreciation of $805,923 and $775,933	410,204	439,861
Goodwill	241,784	241,228
Other intangible assets, net	47,684	49,149
Non-current deferred tax assets, net	445,226	448,839
Other non-current assets	102,103	108,627
Total assets	$2,986,268	$3,127,418

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$137,927	$41,861
Accounts payable	239,087	254,516
Accrued salaries, wages and employee benefits	157,417	209,966
Restructuring liabilities	49,749	—
Accrued interest payable	5,054	5,346
Accrued income taxes	18,752	11,301
Other accrued liabilities	211,201	262,488
Total current liabilities	819,187	785,478
Long-term debt	1,303,412	1,504,016
Long-term capital leases	10,533	10,243
Postretirement medical benefits	119,036	122,248
Pension liability	330,550	326,767
Long-term employee related benefits	72,149	73,386
Long-term income tax liabilities	24,985	30,683
Other long-term liabilities	59,820	61,097
Total liabilities	2,739,672	2,913,918
Commitments and contingencies
Temporary equity	44,056	38,524

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,401,518 shares and 37,446,087 shares issued and outstanding	374	374
Additional paid-in capital	6,777	7,361
Retained earnings	503,424	475,960
Accumulated other comprehensive loss	(310,505)	(312,029)
Total Levi Strauss & Co. stockholders’ equity	200,070	171,666
Noncontrolling interest	2,470	3,310
Total stockholders’ equity	202,540	174,976
Total liabilities, temporary equity and stockholders’ equity	$2,986,268	$3,127,418
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands) (Unaudited)
Net revenues	$1,081,847	$1,098,898	$2,211,837	$2,245,576
Cost of goods sold	551,542	550,187	1,105,179	1,104,987
Gross profit	530,305	548,711	1,106,658	1,140,589
Selling, general and administrative expenses	446,072	449,074	870,834	859,497
Restructuring	19,105	—	77,040	—
Operating income	65,128	99,637	158,784	281,092
Interest expense	(31,310)	(32,883)	(63,139)	(65,040)
Loss on early extinguishment of debt	(11,151)	(575)	(11,151)	(689)
Other income (expense), net	(6,122)	(830)	(1,939)	5,236
Income before income taxes	16,545	65,349	82,555	220,599
Income tax expense	5,556	17,140	21,943	65,515
Net income	10,989	48,209	60,612	155,084
Net loss (income) attributable to noncontrolling interest	469	(60)	817	85
Net income attributable to Levi Strauss & Co.	$11,458	$48,149	$61,429	$155,169

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands) (Unaudited)
Net income	$10,989	$48,209	$60,612	$155,084
Other comprehensive income, net of related income taxes:
Pension and postretirement benefits	2,216	3,199	4,518	7,108
Net investment hedge gains (losses)	658	6,039	(3,570)	2,401
Foreign currency translation gains (losses)	4,175	(5,076)	61	(8,173)
Unrealized gain (loss) on marketable securities	453	592	492	(370)
Total other comprehensive income	7,502	4,754	1,501	966
Comprehensive income	18,491	52,963	62,113	156,050
Comprehensive loss attributable to noncontrolling interest	451	387	840	1,193
Comprehensive income attributable to Levi Strauss & Co.	$18,942	$53,350	$62,953	$157,243

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 25, 2014	May 26, 2013
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$60,612	$155,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,399	57,263
Asset impairments	620	1,091
Gain on disposal of assets	(47)	(144)
Unrealized foreign exchange losses (gains)	3,866	(11,048)
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(6,769)	6,197
Employee benefit plans’ amortization from accumulated other comprehensive loss	7,438	11,717
Employee benefit plans’ curtailment gain, net	—	(510)
Noncash restructuring charges	5,176	—
Noncash loss on extinguishment of debt	3,170	689
Amortization of deferred debt issuance costs	2,092	2,143
Stock-based compensation	5,301	3,246
Allowance for doubtful accounts	927	2,367
Change in operating assets and liabilities:
Trade receivables	103,394	156,324
Inventories	(82,387)	(20,949)
Other current assets	(11,415)	7,767
Other non-current assets	(4,389)	(289)
Accounts payable and other accrued liabilities	(56,529)	(84,347)
Restructuring liabilities	50,599	—
Income tax liabilities	(1,732)	30,196
Accrued salaries, wages and employee benefits and long-term employee related benefits	(59,574)	(72,422)
Other long-term liabilities	(588)	10,004
Other, net	(741)	(180)
Net cash provided by operating activities	72,423	254,199
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(35,320)	(41,891)
Proceeds from sale of assets	1,402	147
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	6,769	(6,197)
Acquisitions, net of cash acquired	(75)	—
Net cash used for investing activities	(27,224)	(47,941)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	140,000
Repayments of long-term debt and capital leases	(207,074)	(325,820)
Proceeds from senior revolving credit facility	100,000	—
Proceeds from short-term credit facilities	8,386	36,760
Repayments of short-term credit facilities	(6,417)	(37,227)
Other short-term borrowings, net	(8,535)	(4,307)
Debt issuance costs	(2,684)	(2,412)
Restricted cash	596	(65)
Repurchase of common stock	(4,676)	(365)
Excess tax benefits from stock-based compensation	359	—
Dividend to stockholders	(30,003)	(25,076)
Net cash used for financing activities	(150,048)	(218,512)
Effect of exchange rate changes on cash and cash equivalents	1,665	(4,095)
Net decrease in cash and cash equivalents	(103,184)	(16,349)
Beginning cash and cash equivalents	489,258	406,134
Ending cash and cash equivalents	$386,074	$389,785

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$59,759	$58,520
Income taxes	30,639	13,948
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 25, 2014, may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2014.
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
The financing section of the Company's consolidated statements of cash flows has been corrected to present the proceeds and repayments of short-term credit facility borrowings with terms greater than three months on a gross basis. Amounts were previously presented on a net basis. There was no change to the total financing cash flows, and the change was immaterial to the financial statements taken as a whole.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2013 Annual Report on Form 10-K, except for the following, which have been grouped by their effective dates for the Company:
First Quarter of 2017

•
In June 2014, the FASB issued Accounting Stands Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

First Quarter of 2018

•
In May 2014, the FASB issued Accounting Stands Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 25, 2014			November 24, 2013
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$24,861	$24,861	$—	$23,752	$23,752	$—
Forward foreign exchange contracts, net(3)	4,324	—	4,324	7,145	—	7,145
Total	$29,185	$24,861	$4,324	$30,897	$23,752	$7,145
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$12,003	$—	$12,003	$2,335	$—	$2,335
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 25, 2014		November 24, 2013
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$100,078	$99,578	$—	$—
4.25% Yen-denominated Eurobonds due 2016	39,435	41,352	39,659	38,523
7.75% Euro senior notes due 2018	205,315	213,252	405,304	432,098
7.625% senior notes due 2020	526,223	571,504	526,112	577,956
6.875% senior notes due 2022	536,773	594,207	537,447	588,275
Short-term borrowings	38,140	38,140	41,976	41,976
Total	$1,445,964	$1,558,033	$1,550,498	$1,678,828
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 25, 2014, the Company had forward foreign exchange contracts to buy $570.7 million and to sell $450.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2015.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 25, 2014			November 24, 2013
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	$4,380	$(56)	$4,324	$11,145	$(4,000)	$7,145
Forward foreign exchange contracts	3,659	(15,662)	(12,003)	880	(3,215)	(2,335)
Total	$8,039	$(15,718)		$12,025	$(7,215)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(18,087)		$—	$(20,564)
7.75% Euro senior notes due 2018	—	(204,825)		—	(404,430)
Total	$—	$(222,912)		$—	$(424,994)
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

	May 25, 2014			November 24, 2013
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$4,049	$(3,715)	$334	$8,600	$(4,880)	$3,720
Financial liabilities	(13,017)	3,715	(9,302)	(5,855)	4,880	(975)
Total			$(8,968)			$2,745
Embedded derivative contracts
Financial assets	$3,990	$—	$3,990	$3,425	$—	$3,425
Financial liabilities	(2,701)	—	(2,701)	(1,360)	—	(1,360)
Total			$1,289			$2,065

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 25, 2014	November 24, 2013	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(21,040)	(21,161)	$(112)	$1,576	$104	$3,904
7.75% Euro senior notes due 2018	(33,301)	(27,361)	—	—	—	—
Cumulative income taxes	19,435	17,186
Total	$(30,269)	$(26,699)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Six Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$854	$(3,487)	$6,769	$(6,197)
Unrealized	(10,864)	6,277	(12,343)	6,169
Total	$(10,010)	$2,790	$(5,574)	$(28)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

NOTE 4: DEBT

	May 25, 2014	November 24, 2013
	(Dollars in thousands)

Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$39,320	$39,545
7.75% Euro senior notes due 2018	204,825	404,430
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	534,267	535,041
Total unsecured	1,303,412	1,504,016
Total long-term debt	$1,303,412	$1,504,016
Short-term debt
Secured:
Senior revolving credit facility	$100,000	$—
Unsecured:
Short-term borrowings	37,927	41,861
Total short-term debt	$137,927	$41,861
Total long-term and short-term debt	$1,441,339	$1,545,877
Senior Revolving Credit Facility
On March 21, 2014, the Company amended and restated its senior secured revolving credit facility to extend the term through March 2019, subject to shortening if obligations under the Company's 7.75% Euro senior notes due 2018 (the "2018 Euro Notes") are outstanding on February 13, 2018. The terms of the amended and restated credit facility are similar to the terms under the original credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by the U.S. Levi's® trademarks, an increase from the $250.0 million in the original credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 150 – 275 basis points to LIBOR plus 125 – 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 – 50 basis points to 25 – 30 basis points (depending on the Company's credit ratings). All other terms of the original credit agreement, including, without limitation, guarantees and security, covenants, events of default, have not been materially changed as a result of the amended and restated credit agreement and remain in full force and effect. During the three months ended May 25, 2014, the Company recorded a loss of $1.0 million on early extinguishment of debt related to the write-off of unamortized debt issuance costs.
The Company’s unused availability under its senior secured revolving credit facility was $625.3 million at May 25, 2014, as the Company’s total availability of $693.4 million was reduced by $68.1 million of letters of credit and other credit usage allocated under the credit facility.
Redemption of Euro Senior Notes due 2018
On May 15, 2014, the Company redeemed €150.0 million in aggregate principal amount of its 2018 Euro Notes at a redemption price specified in the indenture governing the 2018 Euro Notes of 103.875% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used borrowings of $100.0 million from its senior secured revolving credit facility and cash on hand to fund the redemption. During the three months ended May 25, 2014, the Company recorded a loss of $10.2 million on early extinguishment of debt, which was comprised of redemption premiums of $8.0 million and the write-off of $2.2 million of unamortized debt issuance costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 25, 2014, was 7.93% and 7.89%, respectively, as compared to 7.70% and 7.29%, respectively, in the same periods of 2013.

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,166	$2,215	$61	$94
Interest cost	13,776	12,994	1,277	1,240
Expected return on plan assets	(14,036)	(13,946)	—	—
Amortization of prior service benefit	(19)	(17)	(2)	(122)
Amortization of actuarial loss	2,709	4,213	1,087	1,692
Curtailment loss (gain)	4,211	(510)	33	—
Net settlement (gain) loss	(133)	584	—	—
Net periodic benefit cost	8,674	5,533	2,456	2,904
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	19	17	2	122
Amortization of actuarial loss	(2,709)	(4,213)	(1,087)	(1,692)
Curtailment gain	115	949	—	—
Net settlement gain (loss)	29	(184)	—	—
Total recognized in accumulated other comprehensive loss	(2,546)	(3,431)	(1,085)	(1,570)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$6,128	$2,102	$1,371	$1,334

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$4,325	$4,496	$129	$188
Interest cost	27,537	26,060	2,615	2,479
Expected return on plan assets	(27,879)	(27,960)	—	—
Amortization of prior service benefit	(36)	(37)	(3)	(244)
Amortization of actuarial loss	5,405	8,431	2,076	3,383
Curtailment loss (gain)	4,443	(510)	733	—
Net settlement (gain) loss	(73)	629	—	—
Net periodic benefit cost	13,722	11,109	5,550	5,806
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	36	37	3	244
Amortization of actuarial loss	(5,405)	(8,431)	(2,076)	(3,383)
Curtailment gain	115	509	—	—
Net settlement gain (loss)	4	(184)	—	—
Total recognized in accumulated other comprehensive loss	(5,250)	(8,069)	(2,073)	(3,139)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$8,472	$3,040	$3,477	$2,667

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

NOTE 6: RESTRUCTURING
On February 5, 2014, the Company's Board of Directors (the “Board”) endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. On March 26, 2014, the Company announced and began to implement the global productivity initiative, which will continue to be implemented in phases over the next nine to 15 months.
The first phase of the global productivity initiative includes the elimination of approximately 800 positions within the Company’s global non-retail and non-manufacturing employee population, as well as initiating centrally-led cost-savings and productivity projects. The role eliminations reflect a reduction of management layers, an increase in spans of control, the removal of duplicative roles, a regrouping of country clusters and other structural changes. The elimination of positions within the United States and Asia was completed during the second quarter of 2014. Implementation of the global productivity initiative continued in the second quarter of 2014 with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions and supply chain.
For the three and six months ended May 25, 2014, the Company recognized restructuring charges of $19.1 million and $77.0 million, respectively, which were recorded in "Restructuring" in the Company's consolidated statements of income. Related charges of $9.4 million and $15.8 million for the three and six months ended May 25, 2014, respectively, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects. These related charges represent costs incurred associated with ongoing operations to benefit future periods and were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
The table below summarizes the components of charges included in “Restructuring” in the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands)
Restructuring:
Severance and employee-related benefits(1)	$13,427	$—	$64,748	$—
Adjustments to severance and employee-related benefits	(3,045)	—	(3,045)	—
Lease and other contract termination costs	—	—	—	—
Other(2)	4,504	—	10,161	—
Non-cash pension and postretirement curtailment losses(3)	4,219	—	5,176	—
Total	$19,105	$—	$77,040	$—
_____________

(1)
Severance and employee-related benefits relate to items such as severance, based on separation benefits provided by Company policy or statutory benefit plans, out-placement services and career counseling for employees affected by the global productivity initiative.

(2)	Other restructuring costs are expensed as incurred and primarily relate to consulting fees and legal expenses associated with exit activities.

(3)
Non-cash pension and postretirement curtailment losses resulting from the global productivity initiative are included in restructuring charges, with the associated liabilities included in "Pension liability" and "Postretirement medical benefit" in the Company's consolidated balance sheets.

The Company anticipates that it will incur future additional restructuring charges related to the actions taken in the first half of 2014 for the global productivity initiative. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes. Additionally, the Company is unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the global productivity initiative. Cash payments for charges recognized to date are expected to be made in 2014 through the first half of 2015.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

The following table summarizes the activities associated with restructuring liabilities for the three and six months ended May 25, 2014, all of which are included in "Current liabilities" in the Company's consolidated balance sheets. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended May 25, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	February 23, 2014	Charges		Payments		May 25, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$51,321	$13,427	$(3,045)	$(13,477)	$(850)	$47,376
Lease and other contract termination costs	—	—	—	—	—	—
Other	5,657	4,504	—	(7,788)	—	2,373
Total	$56,978	$17,931	$(3,045)	$(21,265)	$(850)	$49,749

	Six Months Ended May 25, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		May 25, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$64,748	$(3,045)	$(13,477)	$(850)	$47,376
Lease and other contract termination costs	—	—	—	—	—	—
Other	—	10,161	—	(7,788)	—	2,373
Total	$—	$74,909	$(3,045)	$(21,265)	$(850)	$49,749

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

NOTE 8: DIVIDEND
The Company paid a cash dividend of $30.0 million in the second quarter of 2014. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Board depending upon, among other factors, the income tax impact to the dividend recipients, the Company's financial condition and compliance with the terms of the Company's debt agreements.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 25, 2014	November 24, 2013
	(Dollars in thousands)
Pension and postretirement benefits	$(222,254)	$(226,772)
Net investment hedge losses	(30,269)	(26,699)
Foreign currency translation losses	(50,397)	(50,458)
Unrealized gain on marketable securities	1,758	1,266
Accumulated other comprehensive loss	(301,162)	(302,663)
Accumulated other comprehensive income attributable to noncontrolling interest	9,343	9,366
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(310,505)	$(312,029)

No amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the consolidated statements of income.

NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(10,010)	$2,790	$(5,574)	$(28)
Foreign currency transaction gains (losses)	3,163	(4,915)	925	(518)
Interest income	401	390	1,028	781
Investment income	—	—	307	2,805
Other	324	905	1,375	2,196
Total other income (expense), net	$(6,122)	$(830)	$(1,939)	$5,236
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in 2014 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates of various currencies against the U.S. Dollar.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

NOTE 11: INCOME TAXES
The effective income tax rate was 26.6% for the six months ended May 25, 2014, compared to 29.7% for the same period ended May 26, 2013. The decrease in the effective tax rate in 2014 was primarily due to a $3.7 million tax benefit that the Company recorded during the six months ended May 25, 2014, as a result of reversing a deferred tax liability associated with undistributed foreign earnings.
The Company historically planned to repatriate to the United States the undistributed earnings of its foreign subsidiaries, and accordingly, provided for a deferred tax liability totaling $3.7 million as of November 24, 2013. For the six months ended May 25, 2014, management made an assertion that $75.0 million of undistributed foreign earnings in certain foreign subsidiaries are indefinitely reinvested. As such, the Company recorded a $3.7 million tax benefit resulting from a reversal of the previously recorded deferred tax liability on undistributed foreign earnings.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company and Peter E. Haas Jr., a director of the Company, are board members of the Levi Strauss Foundation, and Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and six-month periods ended May 25, 2014, the Company donated $0.1 million and $5.3 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $3.5 million, respectively, for the same prior-year periods.
Peter E. Haas Jr. and Lisa Collier, Executive Vice President and President of Global Dockers® Brand, are President and board member, respectively, of the Red Tab Foundation, which is not a consolidated entity of the Company. During the three- and six-month periods ended May 25, 2014, the Company donated $0.5 million to the Red Tab Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 25, 2014

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
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
	(Dollars in thousands)
Net revenues:
Americas	$644,727	$665,914	$1,271,563	$1,313,041
Europe	260,994	253,117	561,420	549,704
Asia	176,126	179,867	378,854	382,831
Total net revenues	$1,081,847	$1,098,898	$2,211,837	$2,245,576
Operating income:
Americas	$109,425	$118,907	$220,477	$251,370
Europe	38,188	36,709	109,594	99,635
Asia	24,282	32,602	71,184	81,567
Regional operating income	171,895	188,218	401,255	432,572
Corporate:
Restructuring	19,105	—	77,040	—
Other corporate staff costs and expenses	87,662	88,581	165,431	151,480
Corporate expenses	106,767	88,581	242,471	151,480
Total operating income	65,128	99,637	158,784	281,092
Interest expense	(31,310)	(32,883)	(63,139)	(65,040)
Loss on early extinguishment of debt	(11,151)	(575)	(11,151)	(689)
Other income (expense), net	(6,122)	(830)	(1,939)	5,236
Income before income taxes	$16,545	$65,349	$82,555	$220,599

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 544 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 26% of our net revenues in the first half of 2014, as compared to 24% in the same period in 2013, with our online stores representing approximately 12% of this revenue. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 43% of our net revenues and 45% of our regional operating income in the six-month period in 2014, as compared to 42% of both our net revenues and our regional operating income in the same period in 2013. Sales of Levi’s® brand products represented approximately 84% of our total net sales in each of the six-month periods in 2014 and in 2013.
Global Productivity Initiative
On February 5, 2014, our Board of Directors (“Board”) endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. On March 26, 2014, we announced and began to implement the global productivity initiative, which will continue to be implemented in phases over the next nine to 15 months. We expect that this initiative will generate annualized cost savings of $175 – $200 million.
The first phase of the global productivity initiative includes the elimination of approximately 800 positions within our global non-retail and non-manufacturing employee population. The elimination of positions within the United States and Asia was completed during the second fiscal quarter of 2014. Implementation of the global productivity initiative continued in the second quarter of 2014 with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions and supply chain. Approximately $19 million and $77 million were recorded as restructuring charges in the three and six months ended May 25, 2014, respectively, and consist primarily of severance benefits, consulting fees and non-cash pension and postretirement curtailment losses. Related charges of approximately $9 million and $16 million for the three and six months ended May 25, 2014, respectively, consisting primarily of consulting fees for centrally-led cost-savings and productivity projects, were recorded in selling, general and administrative expense ("SG&A"). Actions taken in the first half of 2014 for the global productivity initiative are expected to deliver approximately $100 – $125 million in annualized savings.
We anticipate that we will incur future additional restructuring charges related to the actions taken in the first half of 2014 for the global productivity initiative. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes. Additionally, we are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the global productivity initiative. Cash payments for charges recorded to date are expected to be made in 2014 through the first half of 2015.
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
During the first half of 2014, soft retail market conditions persisted, specifically within the denim category of the apparel industry, impacting our performance in many markets around the world, particularly in our U.S. businesses. We and several of our wholesale customers continued to experience traffic declines partially driven by lingering high unemployment, slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods.  The weak traffic continued to result in heavy sales promotions as retailers sought to clear merchandise, pressuring merchandise margins across the apparel industry. We anticipate these trends to continue in the near term. Global competition remains an ongoing challenge, particularly in our international regions, where domestic and multi-national competitors continue their channel expansion in brick-and-mortar retail and e-commerce.
Our Second Quarter 2014 Results

•
Net revenues. Compared to the second quarter of 2013, consolidated net revenues decreased on a reported and constant-currency basis by 2% and 1%, respectively, primarily reflecting lower sales at wholesale in the Americas, partially offset by improved performance in Europe and Asia.

•
Operating income. Compared to the second quarter of 2013, consolidated operating income decreased by 35% and operating margin declined to 6%, primarily reflecting restructuring charges and lower gross margin in 2014.

•
Cash flows. Cash flows provided by operating activities were approximately $72 million for the six-month period in 2014 as compared to $254 million for the same period in 2013; the decrease reflected our lower beginning accounts receivable balance, lower net revenues and our higher inventory levels.

•
Balance sheet. In March 2014, we amended and restated our senior secured revolving credit facility. In May 2014, we redeemed €150.0 million in aggregate principal amount of our 7.75% Euro senior notes due 2018 (the "2018 Euro Notes"). We used borrowings of $100.0 million from our senior secured revolving credit facility and cash on hand to fund the redemption, reducing our total gross debt balance.

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
Results of Operations for Three and Six Months Ended May 25, 2014, as Compared to Same Periods in 2013
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 25, 2014	May 26, 2013	% Increase (Decrease)	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013	% Increase (Decrease)	May 25, 2014	May 26, 2013
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,081.8	$1,098.9	(1.6)%	100.0%	100.0%	$2,211.8	$2,245.6	(1.5)%	100.0%	100.0%
Cost of goods sold	551.5	550.2	0.2%	51.0%	50.1%	1,105.1	1,105.0	—	50.0%	49.2%
Gross profit	530.3	548.7	(3.4)%	49.0%	49.9%	1,106.7	1,140.6	(3.0)%	50.0%	50.8%
Selling, general and administrative expenses	446.1	449.1	(0.7)%	41.2%	40.9%	870.9	859.5	1.3%	39.4%	38.3%
Restructuring	19.1	—	—	1.8%	—	77.0	—	—	3.5%	—
Operating income	65.1	99.6	(34.6)%	6.0%	9.1%	158.8	281.1	(43.5)%	7.2%	12.5%
Interest expense	(31.3)	(32.9)	(4.8)%	(2.9)%	(3.0)%	(63.1)	(65.0)	(2.9)%	(2.9)%	(2.9)%
Loss on early extinguishment of debt	(11.2)	(0.6)	1,839.3%	(1.0)%	(0.1)%	(11.2)	(0.7)	1,518.4%	(0.5)%	—
Other income (expense), net	(6.1)	(0.8)	637.6%	(0.6)%	(0.1)%	(1.9)	5.2	(137.0)%	(0.1)%	0.2%
Income before income taxes	16.5	65.3	(74.7)%	1.5%	5.9%	82.6	220.6	(62.6)%	3.7%	9.8%
Income tax expense	5.5	17.1	(67.6)%	0.5%	1.6%	22.0	65.5	(66.5)%	1.0%	2.9%
Net income	11.0	48.2	(77.2)%	1.0%	4.4%	60.6	155.1	(60.9)%	2.7%	6.9%
Net loss (income) attributable to noncontrolling interest	0.5	(0.1)	(881.7)%	—	—	0.8	0.1	861.2%	—	—
Net income attributable to Levi Strauss & Co.	$11.5	$48.1	(76.2)%	1.1%	4.4%	$61.4	$155.2	(60.4)%	2.8%	6.9%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 25, 2014	May 26, 2013	As Reported	Constant Currency	May 25, 2014	May 26, 2013	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$644.7	$665.9	(3.2)%	(2.3)%	$1,271.6	$1,313.1	(3.2)%	(2.4)%
Europe	261.0	253.1	3.1%	0.3%	561.4	549.7	2.1%	0.3%
Asia	176.1	179.9	(2.1)%	2.1%	378.8	382.8	(1.0)%	4.4%
Total net revenues	$1,081.8	$1,098.9	(1.6)%	(1.0)%	$2,211.8	$2,245.6	(1.5)%	(0.6)%
Total net revenues decreased on both reported and constant-currency bases for the three- and six-month periods ended May 25, 2014, as compared to the same prior-year periods.
Americas.    Net revenues in our Americas region decreased on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues unfavorably by approximately $6 million and $10 million, respectively.
Wholesale net revenues declined for both periods primarily due to lower sales of women's products. For the three-month period, retail net revenues decreased as sharper traffic declines and increased promotional activity were partially offset by higher volumes. For the six-month period, retail net revenues increased due to the inclusion of the Black Friday sales week in the first quarter of 2014.
Europe.    Net revenues in Europe increased on both reported and constant-currency bases for the three- and six-month periods, with currency affecting net revenues favorably by approximately $7 million and $10 million, respectively.
For both periods, net revenues increased from the performance and expansion of our company-operated retail network, particularly in the U.K. and Russia markets. This improvement was partially offset by lower sales in our traditional wholesale channels.
Asia.    Net revenues in Asia decreased on a reported basis but increased on a constant-currency basis. Currency affected net revenues unfavorably for the three- and six-month periods by approximately $8 million and $20 million, respectively.
For both periods, the increase in constant-currency net revenues was primarily due to higher promotional activity across the region, and with respect to the six-month period, improved product availability during the Chinese New Year sales season in the first quarter.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 25, 2014	May 26, 2013	% Increase (Decrease)	May 25, 2014	May 26, 2013	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,081.8	$1,098.9	(1.6)%	$2,211.8	$2,245.6	(1.5)%
Cost of goods sold	551.5	550.2	0.2%	1,105.1	1,105.0	—
Gross profit	$530.3	$548.7	(3.4)%	$1,106.7	$1,140.6	(3.0)%
Gross margin	49.0%	49.9%		50.0%	50.8%
As compared to the same prior-year periods, the gross profit decrease for the three- and six-month periods ended May 25, 2014, primarily resulted from a decline in our gross margin, the decrease in our net revenues and unfavorable currency effects of approximately $2 million and $7 million, respectively. The decrease in our gross margin was primarily due to an unfavorable sales mix as well as product investment costs, partially offset by increased contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 25, 2014	May 26, 2013	% Increase (Decrease)	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013	% Increase (Decrease)	May 25, 2014	May 26, 2013
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$175.0	$172.1	1.7%	16.2%	15.7%	$358.2	$350.8	2.1%	16.2%	15.6%
Advertising and promotion	53.9	55.1	(2.2)%	5.0%	5.0%	85.5	87.9	(2.8)%	3.9%	3.9%
Administration	100.2	102.7	(2.4)%	9.3%	9.3%	193.5	190.2	1.7%	8.7%	8.5%
Other	117.0	119.2	(1.8)%	10.8%	10.8%	233.7	230.6	1.3%	10.6%	10.3%
Total SG&A	$446.1	$449.1	(0.7)%	41.2%	40.9%	$870.9	$859.5	1.3%	39.4%	38.3%

Currency had no impact on SG&A for the three-month period ended May 25, 2014, as compared to the same prior-year period. Currency impacted SG&A favorably by approximately $4 million for the six-month period ended May 25, 2014, as compared to the same prior-year period.
Selling.   We had 36 more company-operated stores at the end of the second quarter of 2014 than we did at the end of the second quarter of 2013. Higher expenses associated with the expansion of our company-operated store network were partially offset by savings resulting from our global productivity initiative.
Administration.   Administration expenses in both periods reflected a decline in incentive compensation expense related to lower achievement against our internally-set objectives as well as savings resulting from our global productivity initiative. Administration expenses in both periods included charges of approximately $9 million and $16 million in the three and six months ended May 25, 2014, respectively, consisting primarily of consulting fees incurred for our centrally-led cost-savings and productivity projects.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs. Lower costs for the three-month period reflected marketing organization savings resulting from our global productivity initiative. For both periods, costs related to our distribution network increased.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 25, 2014	May 26, 2013	% Increase (Decrease)	May 25, 2014		May 26, 2013		May 25, 2014	May 26, 2013	% Increase (Decrease)	May 25, 2014		May 26, 2013
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$109.4	$118.9	(8.0)%	17.0%		17.9%		$220.5	$251.4	(12.3)%	17.3%		19.1%
Europe	38.2	36.7	4.0%	14.6%		14.5%		109.6	99.6	10.0%	19.5%		18.1%
Asia	24.3	32.6	(25.5)%	13.8%		18.1%		71.2	81.6	(12.7)%	18.8%		21.3%
Total regional operating income	171.9	188.2	(8.7)%	15.9%	*	17.1%	*	401.3	432.6	(7.2)%	18.1%	*	19.3%	*
Corporate expenses	106.8	88.6	20.5%	9.9%	*	8.1%	*	242.5	151.5	60.1%	11.0%	*	6.7%	*
Total operating income	$65.1	$99.6	(34.6)%	6.0%	*	9.1%	*	$158.8	$281.1	(43.5)%	7.2%	*	12.5%	*
Operating margin	6.0%	9.1%						7.2%	12.5%
______________
 * Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $2 million and $3 million for the three- and six-month periods ended May 25, 2014, respectively.
Regional operating income.

•	Americas. For both periods, the decrease in operating income and operating margin reflected the region's lower gross margin and lower net revenues, partially offset by the region's lower SG&A.

•	Europe. For both periods, the increase in operating income and operating margin primarily reflected the region's lower SG&A as a percentage of the region's higher net revenues.

•	Asia. For both periods, the decrease in operating income and operating margin primarily reflected the region's lower gross margin.
Corporate.    Corporate expenses include SG&A that are not attributed to any of our regional operating segments. As compared to the same prior-year periods, higher corporate expenses in the three- and six-month periods ended May 25, 2014, primarily reflected our restructuring charges of $19.1 million and $77.0 million, respectively, as well as consulting fees incurred for our centrally-led cost-savings and productivity projects, partially offset by the lower incentive compensation expense and savings resulting from our global productivity initiative.
Corporate expenses include settlement charges related to our pension plans. We anticipate recording a non-cash pension settlement charge in excess of $25 million in the fourth quarter relating to an early pension settlement that we are currently evaluating.
Interest expense
Interest expense was $31.3 million and $63.1 million for the three- and six-month periods ended May 25, 2014, respectively, as compared to $32.9 million and $65.0 million for the same periods in 2013. The decrease in interest expense was primarily due to lower interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for the three- and six-month periods ended May 25, 2014, was 7.93% and 7.89%, respectively, as compared to 7.70% and 7.29%, respectively, for each of the same periods in 2013. The weighted-average interest rate increased primarily as a result of our debt refinancing activities during the second quarter of 2013.

Loss on early extinguishment of debt
During the three months ended May 25, 2014, we recorded a loss of $11.2 million on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of redemption premiums of $8.0 million and the write-off of $3.2 million of unamortized debt issuance costs.
During the three months ended May 26, 2013, we recorded a $0.6 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of the write-off of the remaining unamortized discount and unamortized debt issuance costs.
Income tax expense
Our effective income tax rate was 26.6% for the six months ended May 25, 2014, compared to 29.7% for the same period ended May 26, 2013. The Company historically planned to repatriate to the United States the undistributed earnings of its foreign subsidiaries, and accordingly, provided for a deferred tax liability totaling $3.7 million as of November 24, 2013. For the six months ended May 25, 2014, management made an assertion that $75.0 million of undistributed foreign earnings in certain foreign subsidiaries are indefinitely reinvested. As such, the Company recorded a $3.7 million tax benefit resulting from a reversal of the previously recorded deferred tax liability on undistributed foreign earnings, decreasing the effective tax rate in 2014.
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
On March 21, 2014, we amended and restated our senior secured revolving credit facility to extend the term through March 2019, subject to shortening if obligations under our 2018 Euro Notes are outstanding on February 13, 2018. The terms of the amended and restated credit facility are similar to the terms under the original credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by our U.S. Levi's® trademarks, an increase from the $250.0 million in the original credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 150 – 275 basis points to LIBOR plus 125 – 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 – 50 basis points to 25 – 30 basis points (depending on the Company's credit ratings). All other terms of the original credit agreement, including, without limitation, guarantees and security, covenants, events of default, have not been materially changed as a result of the amended and restated credit agreement and remain in full force and effect.
As of May 25, 2014, we had borrowings of $100.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the credit facility was $625.3 million, as our total availability of $693.4 million, based on collateral levels as defined by the agreement, was reduced by $68.1 million of other credit-related instruments.
As of May 25, 2014, we had cash and cash equivalents totaling approximately $386.1 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $1.0 billion.

Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2006 Equity Incentive Plan, as amended and restated to date, and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
There have been no material changes to our estimated cash requirements for 2014 from those disclosed in our 2013 Annual Report on Form 10-K.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 25, 2014	May 26, 2013
	(Dollars in millions)
Cash provided by operating activities	$72.4	$254.2
Cash used for investing activities	(27.2)	(47.9)
Cash used for financing activities	(150.0)	(218.5)
Cash and cash equivalents	386.1	389.8
Cash flows from operating activities
Cash provided by operating activities was $72.4 million for the six-month period in 2014, as compared to $254.2 million for the same period in 2013. Cash provided by operating activities decreased compared to the prior year due to a decrease in cash received from customers, reflecting our lower beginning accounts receivable balance and lower net revenues, and an increase in cash used for inventory, reflecting our higher inventory build, resulting from improved product availability and lower-than-anticipated sales. Cash provided by operating activities in 2013 reflected a tax refund received in 2013 from the State of California.
Cash flows from investing activities
Cash used for investing activities was $27.2 million for the six-month period in 2014, as compared to $47.9 million for the same period in 2013. The decrease in cash used for investing activities as compared to the prior year primarily reflects lower spend on facilities, partially offset by increased investment in information technology projects.
Cash flows from financing activities
Cash used for financing activities was $150.0 million for the six-month period in 2014, as compared to $218.5 million for the same period in 2013. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. In March 2014, we amended and restated our senior secured revolving credit facility. In May 2014, we redeemed €150.0 million in aggregate principal amount of our 2018 Euro Notes. We used borrowings of $100.0 million from our senior secured revolving credit facility and cash on hand to fund the redemption, reducing our total gross debt balance.
We have fixed-rate debt of $1.3 billion (93% of total debt) and variable-rate debt of approximately $0.1 billion (7% of total debt) as of May 25, 2014. As of May 25, 2014, our required aggregate debt principal payments on our unsecured long-term debt were $39.3 million in 2016, $204.8 million in 2018, and the remaining $1.1 billion in years after 2018. Short-term debt of $100.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months; short-term borrowings of $37.9 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
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

•
our ability to timely and effectively implement organizational cost-saving initiatives as planned that are intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service delivery options in our distribution practices and overhaul our procurement practices in order to globally streamline our operations without business disruption or mitigation to such disruptions;

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 25, 2014. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 25, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K, except for the following:
We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.
In March 2014, we announced our global productivity initiative, the first phase of which entails, among other things:

•	eliminating approximately 800 positions within our global non-retail and non-manufacturing employee population; and

•	initiating centrally-led cost-savings and productivity projects.
Commencing in the first half of fiscal 2014, we have incurred and expect to incur additional charges related to the global productivity initiative during the balance of fiscal 2014 and into fiscal 2015, which may harm our profitability in the periods incurred. If we incur unexpected charges related to the global productivity initiative, or in connection with any potential future restructuring program, our financial condition and results of operations may further suffer.
Implementation of the global productivity initiative, or any potential future restructuring program, presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service standards to wholesale customers;

•	the failure to preserve adequate internal controls as we restructure our general and administrative functions;

•	the failure to preserve supplier, distribution, sales and other important relationships and to resolve conflicts that may arise;

•	diversion of management attention from ongoing business activities; and

•	the failure to maintain employee morale and retain key employees.
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
On April 10, 2014, our Board of Directors (the “Board”) approved the award of restricted stock units (“RSUs”) representing an aggregate of 484 shares of our common stock to Mimi Haas in connection with her appointment to the Company’s Board. The RSUs were granted as part of the standard annual compensation provided to our non-employee directors, and represent a pro-rated grant for the period of time since Mrs. Haas joined our Board. This award was made under our 2006 Equity Incentive Plan, as amended and restated (the “Plan”).
RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. However, if the recipient's continuous service terminates for reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. Each recipient's initial grant of RSUs is subject to a mandatory deferral feature, by which the RSU will be converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. For subsequent grants, recipients of the RSUs have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted into shares upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs
We will not receive any proceeds from the issuance or vesting of RSUs. The RSUs were granted under Section 4(a)(2) of the Securities Act of 1933, as amended. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We repurchased a total of 62,682 shares of our common stock during the quarter in connection with the exercise of call and put rights under our Plan; of the total shares repurchased during the quarter, 50,567 shares were repurchased in March 2014 and 12,115 shares were repurchased in April 2014.
We are a privately-held corporation; there is no public trading of our common stock. As of July 3, 2014, we had 37,401,518 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1
Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2014.

10.2
Exhibits to the Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1b to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2014.

10.3
Levi Strauss & Co. 2006 Equity Incentive Plan, as amended and restated to date. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014.*

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

Date:	July 8, 2014		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2014.

10.2
Exhibits to the Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1b to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2014.

10.3
Levi Strauss & Co. 2006 Equity Incentive Plan, as amended and restated to date. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014.*

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