Form 10-Q
period 2014-08-24
LEVI STRAUSS & CO
filed 2014-10-06
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 24, 2014
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
Common Stock $.01 par value — 37,430,283 shares outstanding on October 1, 2014

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 24, 2014	November 24, 2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$367,360	$489,258
Trade receivables, net of allowance for doubtful accounts of $15,659 and $18,264	441,163	446,671
Inventories:
Raw materials	4,229	3,361
Work-in-process	6,000	6,597
Finished goods	712,110	593,909
Total inventories	722,339	603,867
Deferred tax assets, net	213,055	187,836
Other current assets	111,814	112,082
Total current assets	1,855,731	1,839,714
Property, plant and equipment, net of accumulated depreciation of $785,017 and $775,933	396,806	439,861
Goodwill	240,944	241,228
Other intangible assets, net	46,823	49,149
Non-current deferred tax assets, net	416,504	448,839
Other non-current assets	101,550	108,627
Total assets	$3,058,358	$3,127,418

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$130,243	$41,861
Accounts payable	262,385	254,516
Accrued salaries, wages and employee benefits	157,717	209,966
Restructuring liabilities	37,834	—
Accrued interest payable	28,092	5,346
Accrued income taxes	8,954	11,301
Other accrued liabilities	220,690	262,488
Total current liabilities	845,915	785,478
Long-term debt	1,296,608	1,504,016
Long-term capital leases	10,568	10,243
Postretirement medical benefits	117,093	122,248
Pension liability	326,047	326,767
Long-term employee related benefits	74,151	73,386
Long-term income tax liabilities	31,596	30,683
Other long-term liabilities	57,697	61,097
Total liabilities	2,759,675	2,913,918
Commitments and contingencies
Temporary equity	52,877	38,524

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,428,224 shares and 37,446,087 shares issued and outstanding	374	374
Additional paid-in capital	1,909	7,361
Retained earnings	554,021	475,960
Accumulated other comprehensive loss	(312,095)	(312,029)
Total Levi Strauss & Co. stockholders’ equity	244,209	171,666
Noncontrolling interest	1,597	3,310
Total stockholders’ equity	245,806	174,976
Total liabilities, temporary equity and stockholders’ equity	$3,058,358	$3,127,418
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands) (Unaudited)
Net revenues	$1,154,129	$1,141,284	$3,365,966	$3,386,860
Cost of goods sold	591,926	568,448	1,697,105	1,673,435
Gross profit	562,203	572,836	1,668,861	1,713,425
Selling, general and administrative expenses	454,712	454,750	1,325,546	1,314,247
Restructuring, net	2,371	—	79,411	—
Operating income	105,120	118,086	263,904	399,178
Interest expense	(27,179)	(30,903)	(90,318)	(95,943)
Loss on early extinguishment of debt	—	—	(11,151)	(689)
Other expense, net	(5,605)	(10,661)	(7,544)	(5,425)
Income before income taxes	72,336	76,522	154,891	297,121
Income tax expense	22,536	20,077	44,479	85,592
Net income	49,800	56,445	110,412	211,529
Net loss attributable to noncontrolling interest	820	630	1,637	715
Net income attributable to Levi Strauss & Co.	$50,620	$57,075	$112,049	$212,244

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands) (Unaudited)
Net income	$49,800	$56,445	$110,412	$211,529
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	2,339	3,718	6,857	10,826
Net investment hedge gains (losses)	3,644	(8,329)	74	(5,928)
Foreign currency translation (losses) gains	(7,917)	9,823	(7,856)	1,650
Unrealized gain (loss) on marketable securities	291	(171)	783	(541)
Total other comprehensive (loss) income	(1,643)	5,041	(142)	6,007
Comprehensive income	48,157	61,486	110,270	217,536
Comprehensive loss attributable to noncontrolling interest	873	451	1,713	1,644
Comprehensive income attributable to Levi Strauss & Co.	$49,030	$61,937	$111,983	$219,180

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 24, 2014	August 25, 2013
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$110,412	$211,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,119	86,600
Asset impairments	3,858	1,917
Gain on disposal of assets	(66)	(2,120)
Unrealized foreign exchange losses	5,906	323
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(3,358)	2,547
Employee benefit plans’ amortization from accumulated other comprehensive loss	11,192	17,478
Employee benefit plans’ curtailment gain, net	—	(815)
Noncash restructuring charges	3,386	—
Noncash loss on extinguishment of debt	3,170	689
Amortization of deferred debt issuance costs	2,960	3,232
Stock-based compensation	9,305	6,303
Allowance for doubtful accounts	531	2,394
Change in operating assets and liabilities:
Trade receivables	4,190	95,373
Inventories	(119,209)	(87,434)
Other current assets	(5,895)	6,989
Other non-current assets	(5,035)	873
Accounts payable and other accrued liabilities	(7,631)	(42,640)
Restructuring liabilities	39,759	—
Income tax liabilities	10,590	37,660
Accrued salaries, wages and employee benefits and long-term employee related benefits	(61,358)	(75,322)
Other long-term liabilities	(1,435)	8,845
Other, net	(1,102)	(605)
Net cash provided by operating activities	81,289	273,816
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(50,461)	(63,002)
Proceeds from sale of assets	1,471	2,168
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	3,358	(2,547)
Acquisitions, net of cash acquired	(318)	—
Net cash used for investing activities	(45,950)	(63,381)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	140,000
Repayments of long-term debt and capital leases	(207,789)	(326,198)
Proceeds from senior revolving credit facility	165,000	—
Repayments of senior revolving credit facility	(75,000)	—
Proceeds from short-term credit facilities	18,776	42,694
Repayments of short-term credit facilities	(18,793)	(50,409)
Other short-term borrowings, net	(2,932)	(6,100)
Debt issuance costs	(2,684)	(2,557)
Restricted cash	617	123
Repurchase of common stock	(5,188)	(365)
Excess tax benefits from stock-based compensation	799	165
Dividend to stockholders	(30,003)	(25,076)
Net cash used for financing activities	(157,197)	(227,723)
Effect of exchange rate changes on cash and cash equivalents	(40)	(6,518)
Net decrease in cash and cash equivalents	(121,898)	(23,806)
Beginning cash and cash equivalents	489,258	406,134
Ending cash and cash equivalents	$367,360	$382,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,994	$61,209
Income taxes	41,598	26,441
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 24, 2014, may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2014.
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
The financing section of the Company's consolidated statements of cash flows has been corrected for the prior year to present the proceeds and repayments of short-term credit facility borrowings with terms greater than three months on a gross basis. Amounts were previously presented on a net basis. There was no change to the total financing cash flows, and the change was immaterial to the financial statements taken as a whole.
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2013 Annual Report on Form 10-K, except for the following, which have been grouped by their effective dates for the Company:
First Quarter of 2017

•
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

First Quarter of 2018

•
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 24, 2014			November 24, 2013
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$25,544	$25,544	$—	$23,752	$23,752	$—
Forward foreign exchange contracts, net(3)	3,661	—	3,661	7,145	—	7,145
Total	$29,205	$25,544	$3,661	$30,897	$23,752	$7,145
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$9,513	$—	$9,513	$2,335	$—	$2,335
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 24, 2014		November 24, 2013
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$90,070	$90,070	$—	$—
4.25% Yen-denominated Eurobonds due 2016	39,045	40,706	39,659	38,523
7.75% Euro senior notes due 2018	203,577	212,890	405,304	432,098
7.625% senior notes due 2020	536,120	572,870	526,112	577,956
6.875% senior notes due 2022	545,320	591,368	537,447	588,275
Short-term borrowings	40,464	40,464	41,976	41,976
Total	$1,454,596	$1,548,368	$1,550,498	$1,678,828
_____________

(1)	Fair value estimate incorporates mid-market price quotes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 24, 2014, the Company had forward foreign exchange contracts to buy $538.4 million and to sell $369.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2016.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 24, 2014			November 24, 2013
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	$4,127	$(466)	$3,661	$11,145	$(4,000)	$7,145
Forward foreign exchange contracts	3,639	(13,152)	(9,513)	880	(3,215)	(2,335)
Total	$7,766	$(13,618)		$12,025	$(7,215)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(15,022)		$—	$(20,564)
7.75% Euro senior notes due 2018	—	(199,200)		—	(404,430)
Total	$—	$(214,222)		$—	$(424,994)
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

	August 24, 2014			November 24, 2013
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$4,688	$(4,105)	$583	$8,600	$(4,880)	$3,720
Financial liabilities	(11,078)	4,105	(6,973)	(5,855)	4,880	(975)
Total			$(6,390)			$2,745
Embedded derivative contracts
Financial assets	$3,078	$—	$3,078	$3,425	$—	$3,425
Financial liabilities	(2,540)	—	(2,540)	(1,360)	—	(1,360)
Total			$538			$2,065

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other expense, net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Expense, net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 24, 2014	November 24, 2013	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(20,727)	(21,161)	$490	$(661)	$594	$3,243
7.75% Euro senior notes due 2018	(27,676)	(27,361)	—	—	—	—
Cumulative income taxes	17,140	17,186
Total	$(26,626)	$(26,699)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other expense, net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Nine Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(3,411)	$3,650	$3,358	$(2,547)
Unrealized	1,882	2,664	(10,461)	8,833
Total	$(1,529)	$6,314	$(7,103)	$6,286

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

NOTE 4: DEBT

	August 24, 2014	November 24, 2013
	(Dollars in thousands)

Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$38,517	$39,545
7.75% Euro senior notes due 2018	199,200	404,430
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	533,891	535,041
Total unsecured	1,296,608	1,504,016
Total long-term debt	$1,296,608	$1,504,016
Short-term debt
Secured:
Senior revolving credit facility	$90,000	$—
Unsecured:
Short-term borrowings	40,243	41,861
Total short-term debt	$130,243	$41,861
Total long-term and short-term debt	$1,426,851	$1,545,877
Senior Revolving Credit Facility
On March 21, 2014, the Company amended and restated its senior secured revolving credit facility to extend the term through March 2019, subject to shortening if obligations under the Company's 7.75% Euro senior notes due 2018 (the "2018 Euro Notes") are outstanding on February 13, 2018. The terms of the amended and restated credit facility are similar to the terms under the original credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by the U.S. Levi's® trademarks, an increase from the $250.0 million in the original credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 150 – 275 basis points to LIBOR plus 125 – 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 – 50 basis points to 25 – 30 basis points (depending on the Company's credit ratings). All other terms of the original credit agreement, including, without limitation, guarantees and security, covenants, and events of default, have not been materially changed as a result of the amended and restated credit agreement and remain in full force and effect. During the nine months ended August 24, 2014, the Company recorded a loss of $1.0 million on early extinguishment of debt related to the write-off of unamortized debt issuance costs.
The Company’s unused availability under its senior secured revolving credit facility was $606.0 million at August 24, 2014, as the Company’s total availability of $667.0 million was reduced by $61.0 million of letters of credit and other credit usage allocated under the credit facility.
Redemption of Euro Senior Notes due 2018
On May 15, 2014, the Company redeemed €150.0 million in aggregate principal amount of its 2018 Euro Notes at a redemption price specified in the indenture governing the 2018 Euro Notes of 103.875% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used borrowings of $100.0 million from its senior secured revolving credit facility and cash on hand to fund the redemption. During the nine months ended August 24, 2014, the Company recorded a loss of $10.2 million on early extinguishment of debt, which was comprised of redemption premiums of $8.0 million and the write-off of $2.2 million of unamortized debt issuance costs.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 24, 2014, was 7.40% and 7.74%, respectively, as compared to 7.75% and 7.44%, respectively, in the same periods of 2013.

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,106	$2,052	$63	$94
Interest cost	13,775	12,918	1,292	1,239
Expected return on plan assets	(13,909)	(14,105)	—	—
Amortization of prior service benefit	—	(24)	(1)	(122)
Amortization of actuarial loss	2,692	3,810	1,063	1,691
Curtailment gain	(1,790)	(305)	—	—
Net settlement loss	—	415	—	—
Net periodic benefit cost	2,874	4,761	2,417	2,902
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	—	24	1	122
Amortization of actuarial loss	(2,692)	(3,810)	(1,063)	(1,691)
Curtailment loss	(1)	(12)	—	—
Net settlement loss	—	(406)	—	—
Total recognized in accumulated other comprehensive loss	(2,693)	(4,204)	(1,062)	(1,569)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$181	$557	$1,355	$1,333

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$6,431	$6,548	$192	$282
Interest cost	41,312	38,978	3,907	3,718
Expected return on plan assets	(41,788)	(42,065)	—	—
Amortization of prior service benefit	(36)	(61)	(4)	(366)
Amortization of actuarial loss	8,097	12,241	3,139	5,074
Curtailment loss (gain)	2,653	(815)	733	—
Net settlement (gain) loss	(73)	1,044	—	—
Net periodic benefit cost	16,596	15,870	7,967	8,708
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	36	61	4	366
Amortization of actuarial loss	(8,097)	(12,241)	(3,139)	(5,074)
Curtailment gain	114	497	—	—
Net settlement gain (loss)	4	(590)	—	—
Total recognized in accumulated other comprehensive loss	(7,943)	(12,273)	(3,135)	(4,708)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$8,653	$3,597	$4,832	$4,000

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

NOTE 6: RESTRUCTURING
On February 5, 2014, the Company's Board of Directors (the “Board”) endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. On March 26, 2014, the Company announced and began to implement the global productivity initiative, which will continue to be implemented through the end of 2015.
The first phase of the global productivity initiative included the elimination of approximately 800 positions within the Company’s global non-retail and non-manufacturing employee population, as well as initiating centrally-led cost-savings and productivity projects. The role eliminations reflect a reduction of management layers, an increase in spans of control, the removal of duplicative roles, a regrouping of country clusters and other structural changes. The elimination of positions was completed during the second and third quarters of 2014. Implementation of the global productivity initiative continued in the second and third quarters of 2014 with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions and supply chain.
For the three and nine months ended August 24, 2014, the Company recognized restructuring charges, net, of $2.4 million and $79.4 million, respectively, which were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $7.5 million and $23.3 million for the three and nine months ended August 24, 2014, respectively, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects. These related charges represent costs incurred associated with ongoing operations to benefit future periods and were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date are expected to be made primarily in 2014 through the first half of 2015.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$2,817	$—	$67,566	$—
Adjustments to severance and employee-related benefits	(1,765)	—	(4,810)	—
Lease and other contract termination costs	—	—	—	—
Other(2)	3,108	—	13,269	—
Non-cash pension and postretirement curtailment (gains) losses(3)	(1,789)	—	3,386	—
Total	$2,371	$—	$79,411	$—
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

(3)
Non-cash pension and postretirement curtailment gains or losses resulting from the global productivity initiative are included in restructuring charges, with the associated liabilities included in "Pension liability" and "Postretirement medical benefit" in the Company's consolidated balance sheets.

The Company anticipates that it will incur additional restructuring charges in the fourth quarter of 2014 related to the next phase of the global productivity initiative. Cash payments for these additional charges are not expected to be made in the fourth quarter of 2014.
The Company is unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, for additional actions associated with the global productivity initiative. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

The following table summarizes the activities associated with restructuring liabilities for the three and nine months ended August 24, 2014. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended August 24, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	May 25, 2014	Charges		Payments		August 24, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$47,376	$2,817	$(1,765)	$(12,135)	$(725)	$35,568
Lease and other contract termination costs	—	—	—	—	—	—
Other	2,373	3,108	—	(2,865)	—	2,616
Total	$49,749	$5,925	$(1,765)	$(15,000)	$(725)	$38,184

Current portion	$49,749					$37,834
Long-term portion	—					350
Total	$49,749					$38,184

	Nine Months Ended August 24, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		August 24, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$67,566	$(4,810)	$(25,613)	$(1,575)	$35,568
Lease and other contract termination costs	—	—	—	—	—	—
Other	—	13,269	—	(10,653)	—	2,616
Total	$—	$80,835	$(4,810)	$(36,266)	$(1,575)	$38,184

Current portion	$—					$37,834
Long-term portion	—					350
Total	$—					$38,184

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

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

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 24, 2014	November 24, 2013
	(Dollars in thousands)
Pension and postretirement benefits	$(219,915)	$(226,772)
Net investment hedge losses	(26,625)	(26,699)
Foreign currency translation losses	(58,314)	(50,458)
Unrealized gain on marketable securities	2,049	1,266
Accumulated other comprehensive loss	(302,805)	(302,663)
Accumulated other comprehensive income attributable to noncontrolling interest	9,290	9,366
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(312,095)	$(312,029)

No amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the consolidated statements of income.

NOTE 10: OTHER EXPENSE, NET
The following table summarizes significant components of “Other expense, net”:

	Three Months Ended		Nine Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands)
Foreign exchange management (losses) gains	$(1,529)	$6,314	$(7,103)	$6,286
Foreign currency transaction losses(1)	(5,314)	(18,210)	(4,389)	(18,728)
Interest income	506	357	1,534	1,138
Investment income	255	214	562	3,019
Other	477	664	1,852	2,860
Total other expense, net	$(5,605)	$(10,661)	$(7,544)	$(5,425)
_____________

(1)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2013 were primarily due to the weakening of various currencies against the U.S. Dollar.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

NOTE 11: INCOME TAXES
The effective income tax rate was 28.7% for the nine months ended August 24, 2014, compared to 28.8% for the same period ended August 25, 2013. The decrease in the effective tax rate in 2014 was primarily due to a $3.7 million tax benefit that the Company recorded during the nine months ended August 24, 2014, as a result of reversing a deferred tax liability associated with undistributed foreign earnings, as well as a favorable change in the projected mix of earnings in jurisdictions with lower effective tax rates. Partially offsetting the rate decline was a $3.0 million correction that the Company recorded in the third quarter of 2014 associated with errors identified on previously-filed tax returns related to temporary differences.  The Company determined that the amounts were not material to its previously issued financial statements or to the current period and recorded a correcting entry in the third quarter of 2014. The correction had no effect on operating income or cash, but increased income tax expense and decreased net income in the third quarter of 2014 by $3.0 million. The 2013 effective tax rate benefited from the July 2013 finalization of the U.S. federal tax audit of tax years 2003 – 2008, which enabled the Company to record previously unrecognized tax benefits of $23.4 million during the three months ended August 25, 2013, of which $14.2 million reduced income tax expense for that period.
The Company historically planned to repatriate to the United States the undistributed earnings of its foreign subsidiaries, and accordingly, provided for a deferred tax liability totaling $3.7 million as of November 24, 2013. For the nine months ended August 24, 2014, management made an assertion that $75.0 million of undistributed foreign earnings in certain foreign subsidiaries are indefinitely reinvested. As such, the Company recorded a $3.7 million tax benefit resulting from a reversal of the previously recorded deferred tax liability on undistributed foreign earnings.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company and Peter E. Haas Jr., a director of the Company, are board members of the Levi Strauss Foundation, and Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation, which is not a consolidated entity of the Company. During the three- and nine-month periods ended August 24, 2014, the Company donated $0.2 million and $6.2 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $3.9 million, respectively, for the same prior-year periods.
Peter E. Haas Jr. and Lisa Collier, Executive Vice President and President of Global Dockers® Brand, are President and board member, respectively, of the Red Tab Foundation, which is not a consolidated entity of the Company. During the three- and nine-month periods ended August 24, 2014, the Company donated $0.3 million and $0.8 million to the Red Tab Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2014

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013
	(Dollars in thousands)
Net revenues:
Americas	$697,467	$710,212	$1,969,030	$2,023,253
Europe	285,983	275,211	847,403	824,915
Asia	170,679	155,861	549,533	538,692
Total net revenues	$1,154,129	$1,141,284	$3,365,966	$3,386,860
Operating income:
Americas	$122,210	$125,228	$342,687	$376,598
Europe	49,587	45,914	159,181	145,549
Asia	17,366	22,666	88,550	104,233
Regional operating income	189,163	193,808	590,418	626,380
Corporate:
Restructuring	2,371	—	79,411	—
Other corporate staff costs and expenses	81,672	75,722	247,103	227,202
Corporate expenses	84,043	75,722	326,514	227,202
Total operating income	105,120	118,086	263,904	399,178
Interest expense	(27,179)	(30,903)	(90,318)	(95,943)
Loss on early extinguishment of debt	—	—	(11,151)	(689)
Other expense, net	(5,605)	(10,661)	(7,544)	(5,425)
Income before income taxes	$72,336	$76,522	$154,891	$297,121

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 548 company-operated stores located in 32 countries, including the United States, and through the online stores we operate. Our company-operated and online stores generated approximately 25% of our net revenues in the first nine months of 2014, as compared to 23% in the same period in 2013, with our online stores representing approximately 11% of this revenue. In addition, we distribute our Levi’s® and Dockers® products through online stores operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 42% of both our net revenues and our regional operating income in the nine-month period in 2014, as compared to 40% of both our net revenues and our regional operating income in the same period in 2013. Sales of Levi’s® brand products represented approximately 84% of our total net sales in each of the nine-month periods in 2014 and in 2013.
Global Productivity Initiative
On February 5, 2014, our Board of Directors (“Board”) endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. On March 26, 2014, we announced and began to implement the global productivity initiative, which will continue to be implemented through the end of 2015. We expect that this initiative will generate net annualized cost savings of $175 – $200 million.
The first phase of the global productivity initiative included the elimination of approximately 800 positions within our global non-retail and non-manufacturing employee population. The elimination of positions was completed during the second and third fiscal quarters of 2014. Implementation of the global productivity initiative continued in the second and third quarters of 2014 with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions and supply chain. Approximately $2 million and $79 million were recorded as restructuring charges in the three and nine months ended August 24, 2014, respectively, and consist primarily of severance benefits, consulting fees and non-cash pension and postretirement curtailment gains or losses. Related charges of approximately $8 million and $23 million for the three and nine months ended August 24, 2014, respectively, consisting primarily of consulting fees for centrally-led cost-savings and productivity projects, were recorded in selling, general and administrative expense ("SG&A"). Cash payments for charges recorded to date are expected to be made primarily in 2014 through the first half of 2015. Actions taken in the first nine months of 2014 for the global productivity initiative are expected to deliver approximately $100 – $125 million in net annualized savings.
We anticipate that we will incur additional restructuring charges in the fourth quarter of 2014 related to the next phase of the global productivity initiative. Cash payments for these additional charges are not expected to be made in the fourth quarter of 2014.
We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, for additional actions associated with the global productivity initiative. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.
We expect additional savings in future periods to come from streamlining our product development, planning and go-to-market strategies, implementing efficiencies across our supply chain and distribution network, adopting lower-cost service-delivery models and continuing to pursue improved procurement practices. Additional restructuring charges will be recorded for these efforts as they become estimable and probable.

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
During the first nine months of 2014, soft retail market conditions persisted, particularly within the denim category of the apparel industry, impacting performance in many markets around the world. We and several of our wholesale customers continued to experience traffic declines, partially driven by lingering high unemployment, slow real-wage growth, a shift in consumer spending to interest-rate sensitive durable goods, and political instability in certain regions.  Weak traffic resulted in elevated sales promotions as retailers sought to clear merchandise, pressuring merchandise margins across the apparel industry. While we believe these trends are transient, we anticipate they will continue in the near term. Global competition remains an ongoing challenge, as domestic and multi-national competitors continue to leverage brick-and-mortar retail and e-commerce to extend their international reach.
Our Third Quarter 2014 Results

•
Net revenues. Compared to the third quarter of 2013, consolidated net revenues increased on both reported and constant-currency bases by 1%, primarily reflecting increased sales from our global retail network, partially offset by lower sales at wholesale in the Americas.

•
Operating income. Compared to the third quarter of 2013, consolidated operating income decreased by 11% and operating margin declined to 9%, primarily reflecting lower gross margin in 2014. Higher advertising investment and the charges associated with the global productivity initiative were partially offset by savings realized from the initiative.

•
Cash flows. Cash flows provided by operating activities were approximately $81 million for the nine-month period in 2014 as compared to $274 million for the same period in 2013; the decrease reflected our lower beginning accounts receivable balance, our higher inventory levels, lower net revenues, and payments related to our global productivity initiative.

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
Results of Operations for Three and Nine Months Ended August 24, 2014, as Compared to Same Periods in 2013
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 24, 2014	August 25, 2013	% Increase (Decrease)	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013	% Increase (Decrease)	August 24, 2014	August 25, 2013
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,154.1	$1,141.3	1.1%	100.0%	100.0%	$3,366.0	$3,386.9	(0.6)%	100.0%	100.0%
Cost of goods sold	591.9	568.5	4.1%	51.3%	49.8%	1,697.1	1,673.5	1.4%	50.4%	49.4%
Gross profit	562.2	572.8	(1.9)%	48.7%	50.2%	1,668.9	1,713.4	(2.6)%	49.6%	50.6%
Selling, general and administrative expenses	454.7	454.7	—	39.4%	39.8%	1,325.6	1,314.2	0.9%	39.4%	38.8%
Restructuring, net	2.4	—	—	0.2%	—	79.4	—	—	2.4%	—
Operating income	105.1	118.1	(11.0)%	9.1%	10.3%	263.9	399.2	(33.9)%	7.8%	11.8%
Interest expense	(27.2)	(30.9)	(12.1)%	(2.4)%	(2.7)%	(90.3)	(96.0)	(5.9)%	(2.7)%	(2.8)%
Loss on early extinguishment of debt	—	—	—	—	—	(11.2)	(0.7)	1,518.4%	(0.3)%	—
Other expense, net	(5.6)	(10.7)	(47.4)%	(0.5)%	(0.9)%	(7.5)	(5.4)	39.1%	(0.2)%	(0.2)%
Income before income taxes	72.3	76.5	(5.5)%	6.3%	6.7%	154.9	297.1	(47.9)%	4.6%	8.8%
Income tax expense	22.5	20.1	12.2%	2.0%	1.8%	44.5	85.6	(48.0)%	1.3%	2.5%
Net income	49.8	56.4	(11.8)%	4.3%	4.9%	110.4	211.5	(47.8)%	3.3%	6.2%
Net loss attributable to noncontrolling interest	0.8	0.7	30.2%	0.1%	0.1%	1.6	0.7	129.0%	—	—
Net income attributable to Levi Strauss & Co.	$50.6	$57.1	(11.3)%	4.4%	5.0%	$112.0	$212.2	(47.2)%	3.3%	6.3%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 24, 2014	August 25, 2013	As Reported	Constant Currency	August 24, 2014	August 25, 2013	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$697.5	$710.2	(1.8)%	(1.5)%	$1,969.0	$2,023.3	(2.7)%	(2.1)%
Europe	286.0	275.2	3.9%	2.3%	847.4	824.9	2.7%	1.0%
Asia	170.7	155.9	9.5%	10.9%	549.6	538.7	2.0%	6.3%
Total net revenues	$1,154.2	$1,141.3	1.1%	1.1%	$3,366.0	$3,386.9	(0.6)%	(0.1)%
Total net revenues increased on both reported and constant-currency bases for the three-month period ended August 24, 2014, but decreased for the nine-month period ended August 24, 2014, as compared to the same prior-year periods.
Americas.    Net revenues in our Americas region decreased on both reported and constant-currency bases for the three- and nine-month periods ended August 24, 2014, with currency affecting net revenues unfavorably by approximately $2 million and $12 million, respectively.
For both periods, the decline in wholesale net revenues, primarily due to lower sales of women's products, was partially offset by a higher volume of sales at our outlet and online stores on increased promotional activity.
Europe.    Net revenues in Europe increased on both reported and constant-currency bases for the three- and nine-month periods ended August 24, 2014, with currency affecting net revenues favorably by approximately $4 million and $14 million, respectively.
For both periods, net revenues increased from the performance and expansion of our company-operated retail network, particularly in the U.K. and Russia markets. For the nine-month period, this improvement was partially offset by lower sales in our traditional wholesale channels.
Asia.    Net revenues in Asia increased on both reported and constant-currency bases for the three- and nine-month periods ended August 24, 2014, with currency affecting net revenues unfavorably by approximately $2 million and $22 million, respectively.
For both periods, the increase in constant-currency net revenues was primarily due to higher promotional activity across the region, and with respect to the nine-month period, improved product availability during the Chinese New Year sales season in the first quarter.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 24, 2014	August 25, 2013	% Increase (Decrease)	August 24, 2014	August 25, 2013	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,154.1	$1,141.3	1.1%	$3,366.0	$3,386.9	(0.6)%
Cost of goods sold	591.9	568.5	4.1%	1,697.1	1,673.5	1.4%
Gross profit	$562.2	$572.8	(1.9)%	$1,668.9	$1,713.4	(2.6)%
Gross margin	48.7%	50.2%		49.6%	50.6%
As compared to the same prior-year periods, the gross profit decrease for the three- and nine-month periods ended August 24, 2014, primarily resulted from a decline in our gross margin. Currency had no significant impact on gross profit for the three-month period ended August 24, 2014, but had an unfavorable impact of approximately $7 million for the nine-month period ended August 24, 2014. Gross margin declined primarily due to higher discounted sales across channels, reflecting our efforts to manage our higher inventory levels in the current retail market, as well as product investment costs. The decline was partially offset by increased contribution from our company-operated retail network, which generally has a higher gross margin than our wholesale business.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 24, 2014	August 25, 2013	% Increase (Decrease)	August 24, 2014	August 25, 2013	August 24, 2014	August 25, 2013	% Increase (Decrease)	August 24, 2014	August 25, 2013
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$176.2	$172.5	2.1%	15.3%	15.1%	$534.4	$523.3	2.1%	15.9%	15.5%
Advertising and promotion	71.6	60.6	18.2%	6.2%	5.3%	157.1	148.5	5.8%	4.7%	4.4%
Administration	96.5	101.1	(4.6)%	8.4%	8.9%	290.0	291.3	(0.5)%	8.6%	8.6%
Other	110.4	120.5	(8.4)%	9.6%	10.6%	344.1	351.1	(2.0)%	10.2%	10.4%
Total SG&A	$454.7	$454.7	—	39.4%	39.8%	$1,325.6	$1,314.2	0.9%	39.4%	38.8%

Currency impacted SG&A unfavorably by approximately $1 million for the three-month period ended August 24, 2014, as compared to the same prior-year period. Currency impacted SG&A favorably by approximately $3 million for the nine-month period ended August 24, 2014, as compared to the same prior-year period.
Selling.   We had 35 more company-operated stores at the end of the third quarter of 2014 than we did at the end of the third quarter of 2013. Higher expenses associated with the expansion of our company-operated store network were partially offset by savings resulting from our global productivity initiative.
Advertising and promotion.   The increase in advertising and promotion expenses for the three- and nine-month periods ended August 24, 2014, primarily reflected a difference in the timing of our campaigns.
Administration.   Administration expenses in both periods reflected a decline in incentive compensation expense related to higher achievement in the prior year against our internally-set objectives, as well as savings in the current year resulting from our global productivity initiative. Administration expenses in both periods included charges of approximately $8 million and $23 million in the three and nine months ended August 24, 2014, respectively, consisting primarily of consulting fees incurred for our centrally-led cost-savings and productivity projects.

Other.   Other SG&A includes distribution, information resources, and marketing organization costs. Lower costs for both periods primarily reflected information resources and marketing organization savings resulting from our global productivity initiative.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 24, 2014	August 25, 2013	% Increase (Decrease)	August 24, 2014		August 25, 2013		August 24, 2014	August 25, 2013	% Increase (Decrease)	August 24, 2014		August 25, 2013
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$122.2	$125.2	(2.4)%	17.5%		17.6%		$342.7	$376.6	(9.0)%	17.4%		18.6%
Europe	49.6	45.9	8.0%	17.3%		16.7%		159.2	145.6	9.4%	18.8%		17.6%
Asia	17.4	22.7	(23.4)%	10.2%		14.5%		88.5	104.2	(15.0)%	16.1%		19.3%
Total regional operating income	189.2	193.8	(2.4)%	16.4%	*	17.0%	*	590.4	626.4	(5.7)%	17.5%	*	18.5%	*
Corporate expenses	84.1	75.7	11.0%	7.3%	*	6.6%	*	326.5	227.2	43.7%	9.7%	*	6.7%	*
Total operating income	$105.1	$118.1	(11.0)%	9.1%	*	10.3%	*	$263.9	$399.2	(33.9)%	7.8%	*	11.8%	*
Operating margin	9.1%	10.3%						7.8%	11.8%
______________
 * Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $1 million and $4 million for the three- and nine-month periods ended August 24, 2014, respectively.
Regional operating income.

•
Americas. For the three-month period, the decline in operating income reflected the region's lower net revenues, as a decline in the region's gross margin was fully offset by lower SG&A in the region. For the nine-month period, the decrease in operating income and operating margin primarily reflected the region's lower gross margin, partially offset by the region's lower SG&A.

•	Europe. For both periods, operating income and operating margin increased primarily due to the region's higher gross margin, which was driven by higher retail revenues.

•	Asia. For both periods, the decrease in operating income and operating margin primarily reflected the region's lower gross margin.
Corporate.    Corporate expenses include SG&A that are not attributed to any of our regional operating segments. As compared to the same prior-year periods, higher corporate expenses in the three- and nine-month periods ended August 24, 2014, reflected our restructuring charges of $2.4 million and $79.4 million, respectively, as well as consulting fees incurred for our centrally-led cost-savings and productivity projects. These higher costs were partially offset by the lower incentive compensation expense and savings resulting from our global productivity initiative.
Corporate expenses include settlement charges related to our pension plans. We anticipate recording a non-cash pension settlement charge of approximately $25 million in the fourth quarter relating to an early pension settlement.

Interest expense
Interest expense was $27.2 million and $90.3 million for the three- and nine-month periods ended August 24, 2014, respectively, as compared to $30.9 million and $96.0 million for the same periods in 2013. The decrease in interest expense was primarily due to lower average debt balances in 2014, partially offset in the nine-month period by higher average borrowing rates. For the nine-month period, interest expense also decreased due to lower interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 24, 2014, was 7.40% and 7.74%, respectively, as compared to 7.75% and 7.44%, respectively, for each of the same periods in 2013. The weighted-average interest rate decreased for the three-month period, but increased for the nine-month period, as a result of our debt refinancing activities during the second quarter of 2014 and of 2013, respectively.
Loss on early extinguishment of debt
During the nine months ended August 24, 2014, we recorded a loss of $11.2 million on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of redemption premiums of $8.0 million and the write-off of $3.2 million of unamortized debt issuance costs.
Income tax expense
Our effective income tax rate was 28.7% for the nine months ended August 24, 2014, compared to 28.8% for the same period ended August 25, 2013. The decrease in the effective tax rate in 2014 was primarily due to a $3.7 million tax benefit that we recorded during the nine months ended August 24, 2014, as a result of reversing a deferred tax liability associated with undistributed foreign earnings, as well as a favorable change in the projected mix of earnings in jurisdictions with lower effective tax rates. Partially offsetting the rate decline was a $3.0 million correction that we recorded in the third quarter of 2014 associated with errors identified on previously-filed tax returns related to temporary differences.  We determined that the amounts were not material to our previously issued financial statements or to the current period and recorded a correcting entry in the third quarter of 2014. The correction had no effect on operating income or cash, but increased income tax expense and decreased net income in the third quarter of 2014 by $3.0 million. The 2013 effective tax rate reflects a $14.2 million discrete tax benefit recorded in the third quarter of 2013 attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008.
The Company historically planned to repatriate to the United States the undistributed earnings of its foreign subsidiaries, and accordingly, provided for a deferred tax liability totaling $3.7 million as of November 24, 2013. For the nine months ended August 24, 2014, management made an assertion that $75.0 million of undistributed foreign earnings in certain foreign subsidiaries are indefinitely reinvested. As such, the Company recorded a $3.7 million tax benefit resulting from a reversal of the previously recorded deferred tax liability on undistributed foreign earnings, decreasing the effective tax rate in 2014.
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

On March 21, 2014, we amended and restated our senior secured revolving credit facility to extend the term through March 2019, subject to shortening if obligations under our 2018 Euro Notes are outstanding on February 13, 2018. The terms of the amended and restated credit facility are similar to the terms under the original credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by our U.S. Levi's® trademarks, an increase from the $250.0 million in the original credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 150 – 275 basis points to LIBOR plus 125 – 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 – 50 basis points to 25 – 30 basis points (depending on the Company's credit ratings). All other terms of the original credit agreement, including, without limitation, guarantees and security, covenants, and events of default, have not been materially changed as a result of the amended and restated credit agreement and remain in full force and effect.
As of August 24, 2014, we had borrowings of $90.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the credit facility was $606.0 million, as our total availability of $667.0 million, based on collateral levels as defined by the agreement, was reduced by $61.0 million of other credit-related instruments.
As of August 24, 2014, we had cash and cash equivalents totaling approximately $367.4 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.0 billion.
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
There have been no material changes to our estimated cash requirements for 2014 from those disclosed in our 2013 Annual Report on Form 10-K, except for our capital expenditures for 2014, which we now estimate will be in the range of $80 – $90 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 24, 2014	August 25, 2013
	(Dollars in millions)
Cash provided by operating activities	$81.3	$273.8
Cash used for investing activities	(46.0)	(63.4)
Cash used for financing activities	(157.2)	(227.7)
Cash and cash equivalents	367.4	382.3
Cash flows from operating activities
Cash provided by operating activities was $81.3 million for the nine-month period in 2014, as compared to $273.8 million for the same period in 2013. Cash provided by operating activities decreased compared to the prior year due to a decrease in cash received from customers, reflecting our lower beginning accounts receivable balance and lower net revenues, and an increase in cash used for inventory, reflecting our higher inventory levels as a result of increased product purchases and lower-than-anticipated sales. Cash provided by operating activities in 2014 also declined due to cash payments for our global productivity initiative.
Cash flows from investing activities
Cash used for investing activities was $46.0 million for the nine-month period in 2014, as compared to $63.4 million for the same period in 2013. The decrease in cash used for investing activities as compared to the prior year primarily reflects lower spend on facilities, partially offset by increased investment in information technology projects.
Cash flows from financing activities
Cash used for financing activities was $157.2 million for the nine-month period in 2014, as compared to $227.7 million for the same period in 2013. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.

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
We have fixed-rate debt of $1.3 billion (93% of total debt) and variable-rate debt of approximately $0.1 billion (7% of total debt) as of August 24, 2014. As of August 24, 2014, our required aggregate debt principal payments on our unsecured long-term debt were $38.5 million in 2016, $199.2 million in 2018, and the remaining $1.1 billion in years after 2018. Short-term debt of $90.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $40.2 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions, including but not limited to statements related to: estimated 2014 capital expenditures in the range of $80 – $90 million; anticipated net annualized savings of $100 – $125 million associated with actions taken through the first nine months of 2014 for the Company's global productivity initiative; additional restructuring charges in the fourth quarter of 2014 related to the global productivity initiative; and related expected additional savings in future periods and the origin thereof. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2013, and this report on Form 10-Q for the fiscal quarter ended August 24, 2014, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

•
consequences of impacts to the businesses of our wholesale customers, including a sudden decline in a wholesale customer's financial condition, leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for our wholesale customers, caused by factors such as inability to secure financing, decreased discretionary consumer spending, inconsistent traffic patterns and an increase in promotional activity as a result of decreased traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 24, 2014. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 24, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Commencing in the first nine months of fiscal 2014, we have incurred and expect to incur additional charges related to the global productivity initiative during the balance of fiscal 2014 and into fiscal 2015, which may harm our profitability in the periods incurred. If we incur unexpected charges related to the global productivity initiative, or in connection with any potential future restructuring program, our financial condition and results of operations may further suffer.
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
On July 10, 2014, our Board of Directors (the “Board”) approved the award of restricted stock units (“RSUs”) representing an aggregate of 18,140 shares of our common stock to our non-employee directors. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors. This award was made under our 2006 Equity Incentive Plan, as amended and restated (the “Plan”).
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
Also on July 10, 2014, our Board approved the award of stock appreciation rights (“SARs”) representing an aggregate of 58,497 shares of our common stock to certain of our executives. These awards were made under our Plan.
SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. The SARs were granted in two groups and are identical except as described below:

•
35,098 of the SARs, referred to as service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the day prior to the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on such anniversary, at a rate of 2.08% per month;

•
23,399 of the SARs, referred to as performance-based SARs, were granted with the following vesting schedule: 50% of the performance-based SARs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2014, 2015 and 2016, and the remaining 50% of the performance-based SARs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the performance-based SARs have been satisfied on or before March 1, 2017.

Upon the exercise of a SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised.
We will not receive any proceeds from the issuance or vesting of RSUs or SARs. The RSUs and SARs were granted under Section 4(a)(2) of the Securities Act of 1933, as amended. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We are a privately-held corporation; there is no public trading of our common stock. As of October 1, 2014, we had 37,430,283 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION
On September 30, 2014, the Board of Directors (the “Board”) of Levi Strauss & Co. (the “Company”) elected Jenny Ming as a new member of the Board, effective immediately. Ms. Ming will serve as a Class II director. Ms. Ming will receive compensation as a non-employee director in accordance with the Company’s non-employee director compensation practices described under the heading “Director Compensation” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2014, as amended from time to time.
There is no understanding or arrangement between Ms. Ming and any other person or persons with respect to her election as director and there are no family relationships between Ms. Ming and any other director or executive officer or person nominated or chosen by the Company to become a director or executive officer. Ms. Ming will be a party to the Company's standard form Director Indemnification Agreement. There have been no transactions, nor are there any currently proposed transactions, to which the Company was or is to be a party in which Ms. Ming or any member of her immediate family had, or will have, a direct or indirect material interest.
A copy of the press release announcing the election of Ms. Ming is attached as Exhibit 99.1 hereto.

Item 6.	EXHIBITS

10.1	Annual Incentive Plan, effective November 25, 2013, as amended. Filed herewith.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

99.1	Press release, dated October 6, 2014, announcing the election of Jenny Ming to the Board.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 6, 2014		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Annual Incentive Plan, effective November 25, 2013, as amended. Filed herewith.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

99.1	Press release, dated October 6, 2014, announcing the election of Jenny Ming to the Board.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.